Form 10-Q
period 1996-06-30
CYTEC INDUSTRIES INC/DE/
filed 1996-08-05
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

/   X    /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
_________            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

/        /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - - ---------                SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from_______  to________

                         Commission file number 1-12372

                             CYTEC INDUSTRIES INC.
             _____________________________________________________
             (Exact name of registrant as specified in its charter)

           Delaware                              22-3268660
   ______________________________            __________________
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

                           Five Garret Mountain Plaza
                         West Paterson, New Jersey 07424
                    _______________________________________
                    (Address of principal executive offices)


                                201-357-3100
              ___________________________________________________
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,833,856 shares of Common Stock, par value $.01 per share were outstanding at June 30, 1996.

Document contains 118 pages

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Income                      3

           Consolidated Balance Sheets                            4

           Consolidated Statements of Cash Flows                  5

           Notes to Consolidated Financial Statements          6-10

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11-14


Part II -  Other Information

   Item 1. Legal Proceedings                                  15-17

   Item 6. Exhibits and Reports on Form 8-K                      18

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Millions of dollars, except share and per share amounts)
                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                        1996           1995      1996           1995
                                        ____           ____      ____           ____
     Net sales                          $318.1         $333.1    $622.6         $643.8

     Manufacturing cost of sales         226.4          245.8     444.0          469.6
     Selling and technical services       35.0           34.3      69.9           68.0
     Research and process development      9.7           11.2      20.0           22.1
     Administrative and general           11.0           11.3      22.1           22.7
                                         _____          _____     _____          _____
     Earnings from operations             36.0           30.5      66.6           61.4

     Interest and other income
       and expense                         1.9            1.6       3.8            4.0
     Interest expense                      1.2            0.0       2.3            0.0
                                         _____          _____     _____          _____
     Earnings before income taxes         36.7           32.1      68.1           65.4

     Income tax provision                 15.0           13.8      27.9           28.1
                                         _____          _____     _____          _____
     Earnings before earnings of
       associated                         21.7           18.3      40.2           37.3

     Equity in net earnings of
        associated companies               3.7            4.3       7.8            7.4
                                         _____          _____     _____          _____
     Net earnings                         25.4           22.6      48.0           44.7

     Dividends on preferred stock          0.0            3.7       0.0            7.4

     Excess of repurchase price over
       related book value of Series A
       Stock and Series B Stock            0.0            0.0       0.0            0.0
                                         _____          _____     _____          _____
     Net earnings available for common
       stockholders                      $25.4          $18.9     $48.0          $37.3
                                         _____          _____     _____          _____
                                         _____          _____     _____          _____
     Earnings per common share
       Primary                           $ .51          $ .47     $ .94          $ .92
       Fully diluted                     $ .51          $ .36     $ .94          $ .71

      See accompanying Notes to Consolidated Financial Statements.
                                     3

                      CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


                                    Assets
                                                 June 30,  December 31,
                                                   1996        1995
                                                 _______   ___________

Current assets
  Cash and cash equivalents                      $ 26.8        $ 12.0
  Accounts receivable, less allowance for
   doubtful accounts of $11.4 and $11.6
   in 1996 and 1995, respectively                 217.4         216.8
  Inventories                                      98.1          88.1
  Deferred income taxes                            77.0          74.5
  Other current assets                             14.0          12.6
                                                _______       _______
     Total current assets                         433.3         404.0
                                                _______       _______
Equity in net assets of and advances
  to associated companies                         139.4         155.1
                                                _______       _______
Plants, equipment and facilities, at cost       1,333.6       1,317.2
  Less:  accumulated depreciation                (743.6)       (711.5)
                                                _______       _______
     Net plant investment                         590.0         605.7
                                                _______       _______
Intangibles resulting from business acquisitions,
  net of accumulated amortization                  17.5          18.0

Deferred income taxes                             103.8         107.1

Other assets                                        7.4           3.9
                                                _______       _______
                                               $1,291.4      $1,293.8
                                                _______       _______
                                                _______       _______

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                             $   94.3      $   98.3
  Accrued expenses                                221.1         218.3
  Income taxes payable                             24.6           1.1
                                                _______       _______
     Total current liabilities                    340.0         317.7
                                                _______       _______

Long-term debt                                     64.0          66.0
Other noncurrent liabilities                      565.9         567.2

Put warrants                                       24.5            -

Stockholders' equity
  Preferred stock (Series C), $.01 par value
  per share, 20,000,000 shares authorized,
  issued and outstanding - 4,000 shares
  liquidation value of $25 per share                 .1            .1
  Common stock, $.01 par value per share,
   75,000,000 shares authorized, issued -
   16,705,711 in 1996 and 16,684,881 in 1995         .2            .2
  Additional paid-in capital                      205.3         222.6
  Retained earnings                               165.8         117.8
  Unearned compensation                            (3.8)         (2.6)
  Additional minimum pension liability             (5.4)         (5.4)
  Accumulated translation adjustments               6.6          10.3
  Treasury stock at cost, 871,855 shares in 1996
    and 6,917 in 1995                             (71.8)          (.1)
                                                _______       _______
     Total stockholders' equity                   297.0         342.9
                                                _______       _______
                                               $1,291.4      $1,293.8
                                                _______       _______
                                                _______       _______

See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)



                                                        Six Months Ended
                                                            June 30,
                                                        1996          1995
                                                        ____          ____

Cash flows provided by (used for) operating activities
  Net earnings                                         $ 48.0        $ 44.7
Non cash items included in net earnings:
   Equity in undistributed net earnings of
      associated companies                               (9.9)        (10.6)
   Depreciation                                          40.4          40.9
   Amortization                                           2.3           2.0
   Deferred income taxes                                  1.1          (7.5)
  Changes in operating assets and liabilities
   Accounts receivable                                   (3.0)        (28.6)
   Inventories                                          (11.0)        ( 8.9)
   Accounts payable                                      (3.2)          6.4
   Accrued expenses                                       5.7           5.3
   Income taxes payable                                  25.9           9.9
   Other assets                                          (5.5)          7.1
   Other liabilities                                     (1.3)          (.1)
                                                       ______        ______
Net cash flows provided by operating activities          89.5          60.6
                                                       ______        ______

Cash flows used for investing activities
   Additions to plants, equipment and facilities        (29.4)        (59.2)
   Proceeds received on sale of assets                    2.0           -
   Return of capital from associated companies           25.0           -
                                                       ______        ______
Net cash used for investing activities                   (2.4)        (59.2)
                                                       ______        ______

Cash flows provided by (used for) financing
 activities
   Purchase of treasury stock                           (73.4)          -
   Change in long-term debt                              (2.0)          1.0
   Proceeds from exercise of stock options                1.7            .6
   Proceeds received on sale of put warrants              1.7           -
   Dividend payments on preferred stock                    -           (7.3)
                                                       ______        ______
Net cash flows used for financing activities            (72.0)         (5.7)
                                                       ______        ______

Effect of exchange rate changes on cash and cash
  equivalents                                             (.3)           .5
                                                       ______        ______
Increase (decrease) in cash and cash equivalents         14.8          (3.8)

Cash and cash equivalents, beginning of period           12.0          97.7
                                                       ______        ______
Cash and cash equivalents, end of period               $ 26.8        $ 93.9
                                                       ______        ______
                                                       ______        ______

See accompanying Notes to Consolidated Financial Statements.

                 CYTEC INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
       (Millions of Dollars, except share and per share amounts)

 (1) Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 1995
    Annual Report on Form 10-K.

    In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary to a fair statement of the information presented as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995. Such adjustments are of a normal, recurring nature. The statements of income for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to the Statements of Income and Cash Flows for the three and six month periods ended June 30, 1995 to conform to the 1996 presentation.

 (2)Earnings Per Share

    In June, 1996 the Company announced a 3 for 1 stock split of the Company's common stock payable in the form of a stock dividend. The stock dividend was paid July 23, 1996 to stockholders of record as of the close of business July 2, 1996. Earnings per share calculations for all periods presented were restated to reflect the 3 for 1 stock split. Primary earnings per share for each period are based on earnings after preferred stock dividend requirements divided by the weighted average number of shares of common stock outstanding adjusted for common stock equivalents.

    Fully diluted earnings per share are computed as above except that for the three and six month periods ended June 30, 1995 the Series B Preferred Stock is assumed to be converted into common stock as of the beginning of the period and the related dividend is added back to the primary earnings.
    The decrease in the number of shares used in the fully diluted calculations for the three and six months ended June 30, 1996 was due to the repurchase of the Series B Preferred Stock in the fourth quarter of 1995 (offset in part by the issuance of common stock in order to provide a portion of the funds for the repurchase of the Series B preferred stock) and the effect of the Company's stock repurchase program.

                 CYTEC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
       (Millions of Dollars, except share and per share amounts)

   Weighted average shares of common stock outstanding restated to reflect the 3 for 1 stock split is presented below:


                       Three Months         Three Months        Six Months       Six Months
                          Ended                Ended              Ended             Ended
                       June 30, 1996        June 30, 1995      June 30, 1996    June 30, 1995
                       -------------        -------------      -------------    -------------
   Weighted average
    shares outstanding-

   Primary              50,259,000              40,569,000      51,009,000         40,515,000

   Fully diluted        50,280,000              57,336,000      51,084,000         57,309,000



(3)Inventories

   Components of inventories at June 30, 1996 and December 31, 1995 were as follows:

                                June 30, 1996           December 31, 1995


    Finished goods                  $  81.8                     $ 77.4

    Work in process                    17.8                       15.4

    Raw materials & supplies           52.4                       51.7
                                     ______                      _____
                                      152.0                      144.5


     Less reduction in LIFO cost      (53.9)                     (56.4)
                                     ______                      _____
                                    $  98.1                     $ 88.1
                                     ______                      _____
                                     ______                      _____

(4)Equity in Earnings of Associated Companies

   Summarized financial information for the Company's equity in earnings of associated companies is as follows:


                                    Three Months          Six Months
                                   Ended June 30,        Ended June 30,
                                  1996       1995       1996       1995
                                --------   --------   --------   --------

Net sales                       $  158.6   $  153.6   $  301.8   $  302.5

Gross profit                        38.8       36.5       76.2       76.1

Net income                          15.4       13.2       29.7       30.1

The Company's share of net
earnings less taxes
provided by the Company         $    3.7   $    4.3   $    7.8   $    7.4
                                   _____      _____      _____      _____
                                   _____      _____      _____      _____

                 CYTEC INDUSTRIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
             (Millions of Dollars, except per share amounts)

(5)Contingent Liabilities

   As partial consideration for the transfer to the Company of the assets of American Cyanamid Company's (Cyanamid) chemicals businesses (the Chemicals Businesses), the Company has assumed substantially all of the environmental liabilities of the Chemicals Businesses of Cyanamid, other than the Bound Brook facility remediation liabilities. Such assumed liabilities include investigative, remediation and other costs associated with releases of hazardous materials from facilities of the Chemicals Businesses prior to such transfer on December 17, 1993 ("Effective Date") and from facilities of the Chemicals Businesses which were disposed of or discontinued prior to the Effective Date, as well as costs arising from treatment and/or disposal prior to the Effective Date of hazardous materials from such facilities at sites operated by third parties. Additionally, the Company is responsible for Cyanamid's liability arising from certain pollution abatement and remediation activities required by various consent orders as well as the remediation of numerous Superfund sites, to the extent they arise from the Chemicals Businesses, as well as similar proceedings involving environmental matters in various states. In addition, from time to time in the ordinary course of its business the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible. As such, the Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. As of June 30, 1996 the Company was a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 65 Superfund sites. These include certain sites for which there is shared responsibility between the Company and Cyanamid pursuant to agreements with Cyanamid (the Agreements). Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the potentially responsible parties (PRP's) for such site, including the Company, despite the involvement of other PRP's. In some cases, the Company is one of several hundred identified PRP's, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRP's, liability has been apportioned or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRP's. In addition, the Company is conducting remediation at or is otherwise responsible for a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental related expenditures cannot be quantified with a reasonable

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
       (Millions of Dollars, except share and per share amounts)

(5)Contingent Liabilities, Continued

   degree of accuracy.

   It is the Company's policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available.

   These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

   In accordance with the above policies, as of June 30, 1996 and December 31, 1995, the aggregate environmental related accruals were approximately $194.9 and $199.3, respectively of which approximately $23.0 is included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 1996 and 1995 was $7.7 and $7.2, respectively. Environmental expenses accrued for the six month periods ending June 30, 1996 and 1995 were $3.3 and $3.7, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. To the extent that insurance recoveries are obtained, they are likely to be retained by Cyanamid rather than paid to the Company. Various environmental matters are currently being litigated and potential insurance recoveries are not known at this time.

   While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs which, in management's opinion, will not have a material effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

   The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel management believes that the resolution of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

                CYTEC INDUSTRIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
       (Millions of Dollars, except share and per share amounts)

(6)Other Financial Information

   Taxes paid for the six months ended June 30, 1996 and 1995 were approxi-mately $17.9 and $22.2, respectively. Interest paid for the six months ended June 30,1996 was approximately $2.2. There was no interest paid for the six months ended June 30, 1995.

   The Company's ratio of earnings to fixed charges for the three and six months ended June 30, 1996 was 15.6 and 15.0, respectively. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest factor plus the Company's share of such charges of associated companies.

   In February, 1996 the Board of Directors approved a program to repurchase up to 1,700,000 shares of the Company's common stock. Pursuant to this program, for the six months ended June 30, 1996 the Company repurchased approximately 885,400 shares of its common stock on the open market at a cost of approximately $73.4, leaving 814,600 shares (2,443,800 shares on a post split basis) remaining authorized to be repurchased. Depending on the level, price and timing of repurchases, borrowings may be required. The Company wrote put warrants on 500,000 shares of its common stock for which it received premiums of approximately $1.7 in cash. These put warrants entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. During the three month period ended
   June 30, 1996 200,000 warrants expired at no cost to the Company. Approximately $15.6 was reclassified from put warrants to stockholders' equity. At June 30, 1996, warrants on 300,000 shares were outstanding with strike prices ranging between $79 1/4 and $85 1/2 per share on a pre split basis. The warrants expire at various dates, are exercisable only at maturity and are all settleable in cash at the Company's option. The maximum potential repurchase obligation as of June 30, 1996, $24.5, has been reclassified from stockholders' equity to put warrants.

   As a result of the split the number of common shares outstanding increased to approximately 47.5 million.

                CYTEC INDUSTRIES INC. AND SUBSIDIARIES
       (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Second Quarter of 1996 versus Second Quarter of 1995
____________________________________________________

Net sales for the second quarter of 1996 were $318.1, a decrease of 4.5% as compared to the $333.1 in the second quarter of 1995 primarily due to lower Building Block sales. International net sales were 39% of sales as compared to 39.6% in the second quarter of 1995.

Specialty Chemical net sales decreased $1.7 or 0.9%. Sales were down due to the discontinuance of certain marginal products. The remainder of the product lines overall were flat with Paper and Mining Chemicals showing the largest increases due to sales of higher technology products. Coating Resin sales were down due to lower sales volume to the automotive and coil coating industries. Second half sales of coating resins are expected to improve as a result of expected higher production volumes in the automotive industry.

Specialty Materials net sales were flat year to year although the Company is encouraged by the outlook for its Aerospace Materials product line. Acrylic Fiber selling volumes were up although much of the effect was offset by lower export fiber selling prices.

Building Block net sales were down $13.2 million or 22% as a result of decreased sales of acrylonitrile and methanol. Acrylonitrile sales decreased as a result of lower selling prices as well as lower selling volumes due to swap commitments from the prior quarter. Methanol sales were lower due to the manufacturing plant being down for mechanical repairs most of the quarter.

Manufacturing cost of sales improved to 71.2% of net sales in the second quarter of 1996 as compared to 73.8% in the like period of 1995. Product mix improved as the Company continues to shift emphasis from lower margin products and focus on higher technology products. Several cost reduction and plant efficiency programs started late last year also favorably impacting manufacturing cost of sales. Selling prices were lower in Building Blocks and export Acrylic Fiber while all other product lines were flat or slightly higher. Raw material costs were generally lower but the effect of this was more than offset by the much higher costs for natural gas.

Research and product development decreased $1.5 million or 13% as the result of planned overhead reductions at the Stamford research facility. Technical R&D spending is on target for 1996.

Interest expense increased over the prior period due to higher levels of debt outstanding principally from the Company's borrowings to repurchase its Series A and B preferred stock.

                CYTEC INDUSTRIES INC. AND SUBSIDIARIES
       (Millions of Dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Equity in net earnings of associated companies decreased as a result of lower earnings from Criterion Catalyst. Hydroprocessing catalyst selling prices are well below the prior year period primarily due to the decline in metals pricing. Raw material costs remained high due to previous commitments on certain metals as well as the purchase of intermediate product from third parties due to capacity constraints. Additionally, startup costs related to increased alumina production hindered the second quarter results. As Criterion plans to start up capacity expansions in each of the next two quarters, this trend will continue. Partially offsetting the effect of reduced Criterion Catalyst earnings was higher earnings from Cyro Industries. Cyro continues to benefit from the methlymethacrylate and acrylic sheet line expansions completed last year.

First Half of 1996 versus First Half of 1995

Net sales for the first half 1996 were $622.6, a decrease of 3% as compared to the $643.8 in the first half of 1995 with the decline primarily in Building Blocks. International net sales were 38.3% of sales as compared to 36.3% in the first half of 1995.

Specialty Chemical net sales decreased $6.3 or 1.7%. Sales were down due to the discontinuance of certain marginal products and lower Coating Resin sales due to lower selling prices and slightly lower volumes. The remainder of the product lines overall were flat with Paper and Mining Chemicals showing the largest increases due to sales of higher technology products. Second half sales of coating resins are expected to improve as a result of higher production volumes expected in the automotive industry.

Specialty Materials net sales were up $4.4 or 2.8%. Engineered Materials had increased sales as aircraft build rates continue to increase. Acrylic Fiber selling volumes were up although this was more than offset by lower export fiber selling prices.

Building Block net sales were down $19 million or 17.2% as a result of decreased acrylonitrile sales due to lower selling prices as well as lower selling volumes. Methanol sales were lower due to the plant being brought down the entire month of January as a result of low selling prices and high natural gas costs. Natural gas is the key feedstock for producing methanol. In addition, the methanol manufacturing plant was brought down in March for mechanical repairs to the reactor and was down for most of the second quarter.

Manufacturing cost of sales improved to 71.3% of net sales in the first half of 1996 as compared to 72.9% in the like period of 1995. Product mix improved as the Company focuses on higher technology products. The cost reduction and plant efficiency programs mentioned in the second quarter analysis above also favorably impacted manufacturing cost of sales. Selling prices were lower in Building Blocks, export Acrylic Fiber and Coating Resins while all other product lines were flat or slightly higher. Raw material costs were generally lower but the

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations, Continued
         --------------------------------
effect of this was more than offset by the much higher costs for natural gas.

Research and product development decreased $2.1 million or 9% as the result of planned overhead reductions at the Stamford research facility. Technical R&D spending is on target for the year.

Interest expense is higher than the prior period due to increased levels of debt outstanding principally from the Company's borrowings to repurchase its Series A and B preferred stock.

Equity in net earnings of associated companies increased 5%. Earnings improved at Cyro Industries due to higher net sales as a result of product availability due to the methylmethacrylate and acrylic sheet line expansions completed last year. Criterion Catalyst earnings are down as hydroprocessing catalyst selling prices are well below the prior year period primarily due to the decline in metals pricing. Raw material costs remained high due to previous commitments on certain metals as well as the purchase of intermediate product from third parties due to capacity constraints. Additionally, startup costs in the second quarter related to increased alumina production hindered the second quarter results. As Criterion plans to start up capacity expansions in each of the next two quarters, this trend will continue. The Mitsui Cytec joint venture also showed higher earnings. Included in the first quarter earnings of 1995 for Mitsui Cytec were expenses associated with the startup of a new resins manufacturing facility and shutdown of an existing facility.

Liquidity and Financial Condition

At June 30, 1996, the Company's cash balance was $26.8, an increase of $14.8 from year end 1995.

Net cash flows from operating activities totaled $89.5 compared to $60.6 in the same period of 1995. Cash was favorably impacted by a tax refund received in the first quarter of 1996 and lower accounts receivable balances. Offsetting these increases were higher inventory levels as a result of lower than anticipated net sales, increased other assets due to prepaid expenses principally related to prepaid insurance and prepaid pension, and a decrease in accounts payable.

Net cash flows used for investing activities totaled $2.4 compared to $59.2 for the same period in 1995. Capital expenditures for the six months ended June 30, 1996 were lower than the prior year due to large expenditures in 1995 related to the expansion of the acrylonitrile plant at the Company's Fortier facility. Capital expenditures for 1996 are expected to be in the range of $70.0 to $80.0.

During the second quarter of 1996 the Company received $25.0 from its associated company, Cyro Industries as a return of capital. Cyro financed the distribution in part by bank borrowings of $40.0.

                CYTEC INDUSTRIES INC. AND SUBSIDIARIES
       (Millions of Dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations, Continued
         --------------------------------

The Company believes that based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures during 1996.

Net cash flows used for financing activities totaled $72.0 compared to $5.7 for the same period in 1995. In February, 1996 the Board of Directors approved a program to repurchase up to 1,700,000 shares of the Company's common stock. Pursuant to this program, during the six months ended June 30, 1996 the Company repurchased approximately 885,400 shares of its common stock on the open market at a cost of approximately $73.4, leaving 814,600 shares (2,443,800 shares on a post split basis) remaining authorized to be repurchased. Depending on the level, price and timing of repurchases, borrowings may be required. In connection with the Company's repurchasing program, the Company wrote put warrants on 500,000 shares of its common stock for which it received premiums of approximately $1.7 in cash. At June 30, 1996, warrants on 300,000 shares were outstanding with strike prices between $79 1/4 and $85 1/2 per share. The Company also received proceeds from the exercise of employee stock options of approximately $1.7 and decreased bank borrowings by approximately $2.0.

The Company has a revolving credit facility (the "Credit Facility") with its existing syndicate of banks to provide for unsecured revolving loans
("Revolving Loans") of up to $150.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. Under the terms of the Credit Facility, the Company has an additional $87.0 available for borrowing at June 30, 1996. The Credit Facility which matures on June 1, 2000, contains covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at June 30, 1996.

The Company filed with the Securities and Exchange Commission on April 19, 1996 a shelf registration statement covering $300.0 of senior debt securities which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include repayment of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions.

During the second quarter of 1996 the Company announced its plan to explore strategic options including the sale of its acrylic fiber and aluminum sulfate business along with its Kaolin mining and calcining facility. The Company is also pursuing other cost reduction initiatives that may be announced in the fourth quarter.

                  CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        _________________

In connection with the Spin-off, the Company has assumed from Cyanamid substantially all liabilities for legal proceedings relating to the Chemicals Businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook facility. As a result, although Cyanamid is usually the named defendant, the Company is the party in interest and is herein described as the defendant.

The Company is a defendant in eight cases pending in state and federal courts in Beaumont and Dallas, Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs and more than fifty defendants, while the remainder involve substantially fewer plaintiffs and defendants. It is not known at this time how many of the plaintiffs will eventually assert claims against the Company. The Company believes that its involvement in all but two of these cases arises from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975.

The Company is one of many defendants in suits filed by approximately 26 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 14 are inactive because plaintiffs have not yet developed any symptoms and 12 are active. Most of these suits are still in the discovery stages.

The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission on August 11, 1992 from the Fortier facility. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000.

The Company is one of several defendants named in a lawsuit filed in New York Supreme Court by The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corporation, which seeks damages for the cost of removing lead-based paints from New York City-owned buildings. The Company is also a defendant in another case filed in New York Supreme Court on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. In addition, the Company is one of seven alleged processors of lead, lead pigments and/or lead-based paints who have been added as defendants in a class action pending in the United States District Court for the Southern District of New York. The intervening plaintiffs (two minor children) who added the Company as a defendant seek injunctive relief, consisting of orders requiring the defendants to contribute to court-administered funds to (i) pay for medical monitoring of class members;
(ii) provide abatement of lead-based paint hazards in dwellings in the City of New York where class members reside; and (iii) provide notification to class members. A fourth case was brought in New York Supreme Court by a single defendant who claims to have

                  CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings, Continued
        ____________________________

been injured due to the presence of lead-based paints in buildings in which he resided. In all four cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971.

The EPA has brought an administrative action against the Company, alleging certain violations of the boiler and industrial furnace regulations which apply to the industrial furnace at the Company's Kalamazoo plant. The EPA's complaint demands approximately $420,000 in penalties, primarily for paperwork violations. The Company believes that a substantial portion of this demand is without merit.

In February 1996, in an action brought against the Louisiana Department of Environmental Quality ("DEQ") by the Louisiana Environmental Action Network, the Louisiana Court of Appeals vacated and set aside a decision (the "Decision") of the DEQ granting the Company an exemption from Louisiana hazardous waste land disposal restrictions in order to operate five waste disposal deep wells at the Fortier facility. The Court ruled that the Decision was inadequate because it did not contain basic and ultimate findings and articulate a rational connection between those findings and the issuance of the exemption. The Court remanded the action to the DEQ for the issuance of findings to support approval of the exemption. The case is on appeal. While the Company anticipates that the DEQ will reissue the Decision in accordance with the greater explanatory requirements of the Court of Appeals judgment, if that judgment remains in place, the litigation is expected to continue over allegations in the original application for appeal including that the Decision was in violation of constitutional, statutory and regulatory provisions and was arbitrary and capricious and manifestly erroneous. Use of the deep wells is essential to continued operation of the acrylonitrile plant at the Fortier facility. The Company continues to operate the deep wells under the exemption granted by the DEQ pending further judicial review of the decision of the Court of Appeals.

In the opinion of management of the Company, resolution of the foregoing cases will not have a material adverse effect on the results of operations or financial position of the Company.

In addition to liabilities with respect to the specific cases described previously, because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous materials, and because certain of the Company's products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials. Furthermore, the Company also has exposure to present future claims with respect to workplace exposure, workers' compensation and other matters, arising from events both prior to and after the Spin-off. There can be no

                 CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings, Continued
        ____________________________

assurance as to the actual amount of these liabilities or the timing thereof.

               CYTEC INDUSTRIES INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K
        ________________________________

        (a). Exhibits

        10.13(a) 1993 Stock Award and Incentive Plan, as amended

        10.13(g) Executive Income Continuity Plan

        10.13(h) Key Manager Income Continuity Plan

        10.13(i) Employee Income Continuity Plan

        10.13(k) Cytec Supplemental Employees Retirement Plan

        10.13(l) Cytec Executive Supplemental Employees Retirement
                 Plan

        10.13(n) Cytec Supplemental Savings and Profit Sharing Plan

        11   (a) Earnings Per Share computations for the three months ended
                 June 30, 1996

        11   (b) Earnings Per Share computations for the three months ended
                 June 30, 1995

        11   (c) Earnings Per Share computations for the six months ended
                 June 30, 1996

        11   (d) Earnings Per Share computations for the six months ended
                 June 30, 1995

        12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1996

        27       Financial Data Schedule

        (b). No reports on Form 8-K were filed for the quarter ended June 30, 1996.



                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CYTEC INDUSTRIES INC.
                         (Registrant)



                         By:/s/ James P. Cronin
                            ___________________
                            James P. Cronin
                            Vice President and Chief Financial Officer




     August 5, 1996
                                      18