Form 10-Q
period 1996-09-30
CYTEC INDUSTRIES INC/DE/
filed 1996-11-12
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

                           (Mark One)
/   X   /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                               OR

/       /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from ______ to ______

                 Commission file number 1-12372

                     CYTEC INDUSTRIES INC.
     (Exact name of registrant as specified in its charter)

             Delaware                               22-3268660
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

                   Five Garret Mountain Plaza
                 West Paterson, New Jersey 07424
             (Address of principal executive offices)


                          201-357-3100
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the lastest practicable date: 46,431,354 shares of Common Stock, par value $.01 per share were outstanding at September 30, 1996.

              CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                              INDEX


                                                  Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Income               3

          Consolidated Balance Sheets                      4

          Consolidated Statements of Cash Flows            5

          Notes to Consolidated Financial Statements       6-10

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    11-16


Part II -  Other Information

 Item 1.  Legal Proceedings                                17-18

 Item 6.  Exhibits and Reports on Form 8-K                    19

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements

              CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
         (Millions of Dollars, except per share amounts)



                                        Three Months       Nine Months
                                            Ended             Ended
                                         September 30,     September 30,

                                        1996     1995      1996   1995

Net sales                                $321.7  $320.3  $944.3 $964.0

Manufacturing cost of sales               229.7   234.9   673.7  704.4
Selling and technical services             35.1    33.0   104.9  101.0
Research and process development            9.5    11.7    29.7   33.7
Administrative and general                 11.0    11.2    33.1   33.9

                                          _____   _____   _____  _____

Earnings from operations                   36.4    29.5   102.9   91.0

Interest and other income (expense), net    2.1     2.6     5.9    6.5
Interest expense                             .8      .1     3.0     .1
                                          _____   _____   _____  _____

Earnings before income taxes               37.7    32.0   105.8   97.4

Income tax provision                       15.5    13.7    43.3   41.9
                                          _____   _____   _____  _____
Earnings before earnings of
associated companies                       22.2    18.3    62.5   55.5

Equity in net earnings of associated
 companies                                  3.7     4.1    11.4   11.6

                                           _____  _____   _____  _____

Net earnings                               25.9    22.4    73.9   67.1

Dividends on preferred stock                  -     2.8       -   10.1

                                           _____  _____   _____  _____
Net earnings available for common
  stockholders                            $25.9   $19.6   $73.9  $57.0

                                          _____   _____   _____  _____
                                          _____   _____   _____  _____

Earnings per share
 Primary                                  $ .53   $.48    $1.48 $1.40
 Fully diluted                            $ .53   $.37    $1.47 $1.07


  See accompanying Notes to Consolidated Financial Statements.
                                3

              CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
    (Millions of Dollars, except share and per share amounts)


                            Assets
                                   September 30,   December 31,
                                        1996            1995
Current assets
  Cash and cash equivalents                  $17.3          $12.0
  Accounts receivable, less
   allowance for doubtful accounts of
   $11.2 and $11.6 in 1996 and 1995,
   respectively                              217.3          216.8
  Inventories                                 97.8           88.1
  Deferred income taxes                       78.1           74.5
  Other current assets                        13.6           12.6
                                             _____          _____
     Total current assets                    424.1          404.0

Equity in net assets of and advances
  to associated companies                    143.2          155.1

Plants, equipment and facilities, at cost  1,351.4        1,317.2
  Less:  accumulated depreciation           (764.2)        (711.5)
                                           _______        _______
     Net plant investment                    587.2          605.7
                                           _______        _______

Intangibles resulting from business
  acquisitions,  net of accumulated
  amortization                                17.3           18.0

Deferred income taxes                        108.1          107.1

Other assets                                   8.2            3.9
                                           _______        _______
                                          $1,288.1       $1,293.8
                                           _______        _______
                                           _______        _______


               Liabilities and Stockholders' Equity




Current liabilities
  Accounts payable                       $    91.8          $98.3
  Accrued expenses                           219.0          218.3
  Income taxes payable                        29.2            1.1
                                             _____          _____
     Total current liabilities               340.0          317.7
                                             _____          _____

Long-term debt                                69.0           66.0
Other noncurrent liabilities                 562.7          567.2

Put warrants                                   8.3             -


Stockholders' equity
  Preferred stock (Series C), $.01
   par value per share, 20,000,000
   shares authorized, issued and
   outstanding - 4,000 shares
   liquidation value of $25 per share           .1             .1
  Common stock, $.01 par value per share,
   75,000,000 shares authorized, issued
   - 48,377,683 in 1996 and 50,054,643 in
   1995                                         .5             .2
  Additional paid-in capital                 223.0          222.6
  Retained earnings                          191.7          117.8
  Unearned compensation                       (4.5)          (2.6)
  Additional minimum pension liability        (5.4)          (5.4)
  Accumulated translation adjustments          8.6           10.3
  Treasury stock at cost, 1,946,329
   shares in 1996 and 6,917 in 1995         (105.9)           (.1)
                                           _______        _______
     Total stockholders' equity              308.1          342.9
                                           _______        _______

                                          $1,288.1       $1,293.8
                                           _______        _______
                                           _______        _______

See accompanying Notes to Consolidated Financial Statements.
                                 4

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                     (Millions of dollars)



                                                   Nine Months Ended
                                                     September 30,

                                                    1996     1995

Cash flows provided by (used for) operating
   activities
  Net earnings                                 $ 73.9   $ 67.1

Non cash items included in net earnings:
   Equity in undistributed net earnings of
     associated companies                       (13.6)   (15.8)
   Depreciation                                  60.0     61.4
   Amortization                                   6.6      4.9
   Deferred income taxes                         (4.6)    (5.6)
  Changes in operating assets and liabilities
   Accounts receivable                           (1.6)   (17.0)
   Inventories                                  (10.1)     6.5
   Accounts payable                              (6.1)    (6.3)
   Accrued expenses                               1.5      5.4
   Income taxes payable                          31.1      7.8
   Other assets                                  (5.2)    12.7
   Other liabilities                             (4.5)    (2.4)
                                                _____    _____

Net cash flows provided by operating activities 127.4    118.7
                                                _____    _____

Cash flows provided by (used for) investing
  activities
   Additions to plants, equipment and
     facilities                                 (44.6)   (79.0)
   Proceeds received on sale of assets            2.0       -
   Return of capital from associated companies   25.0       -
   Change in investments and advances              -      11.5
                                                _____    _____

Net cash used for investing activities          (17.6)   (67.5)
                                                _____    _____

Cash flows provided by (used for) financing
  activities
   Purchase of treasury stock                 (110.8)       -
   Change in long-term debt                      3.0       1.0
   Proceeds from exercise of stock options       1.8       1.3
   Proceeds received on sale of put warrants     1.7        -
   Dividend payments on preferred stock           -      (12.2)
   Purchase of Series A preferred stock           -      (90.0)
                                               _____     _____

Net cash flows used for financing activities  (104.3)    (99.9)
                                              ______     _____

Effect of exchange rate changes on cash and
  cash equivalents                               (.2)       .3
                                              ______     _____

Increase (decrease) in cash and cash
  equivalents                                    5.3     (48.4)

Cash and cash equivalents, beginning of period  12.0      97.7
                                              ______     _____
Cash and cash equivalents, end of period      $ 17.3     $49.3
                                              ______     _____
                                              ______     _____

See accompanying Notes to Consolidated Financial Statements.
                                5

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

    In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary to a fair statement of the information presented as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995. Such adjustments are of a normal, recurring nature. The statements of income for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to the Statements of Income and Cash Flows for the three and nine month periods ended September 30, 1995 to conform to the 1996 presentation.

 (2) Earnings Per Share

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

    Fully diluted earnings per share are computed as above except that for the three and nine month periods ended September 30, 1995 the Series B Preferred Stock is assumed to be converted into common stock as of the beginning of the period and the related dividend is added back to the primary earnings. The decrease in the number of shares used in the fully diluted calculations for the three and nine months ended September 30, 1996 was due to the repurchase of the Series B Preferred Stock in the fourth quarter of 1995 (offset in part by the issuance of common stock in order to provide a portion of the funds for the repurchase of the Series B preferred stock) and the effect of the Company's stock repurchase program.

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
   (Millions of Dollars, except share and per share amounts)


(3) Inventories

   Components of inventories at September 30, 1996 and December 31, 1995 were as follows:

                               September 30,       December 31,
                                 1996                  1995



     Finished goods             $ 81.8               $ 77.4

     Work in process              15.7                 15.4

     Raw materials & supplies     54.1                 51.7
                                ______                _____
                                $151.6               $144.5


     Less reduction in LIFO
        cost                     (53.8)               (56.4)
                                ______              _______

                                $ 97.8               $ 88.1
                                 _____                _____
                                 _____                _____



(4) Equity in Earnings of Associated Companies

   Summarized financial information for the Company's equity in earnings of associated companies is as follows:


                           Three Months               Nine Months
                       Ended September 30,         Ended September 30,
                         1996        1995           1996       1995


Net sales               $148.9     $154.1         $450.7     $456.6

Gross profit              38.9       40.8          115.1      117.0

Net income                12.9       13.7           41.4       43.8

The Company's share of
 net earnings less
 taxes provided by the
 Company                 $ 3.7      $ 4.1         $ 11.4     $ 11.6
                          ____      _____          _____      _____
                          ____      _____          _____      _____


(5) Contingent Liabilities

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

(5) Contingent Liabilities, Continued

   abatement and remediation activities required by various consent orders as well as the remediation of numerous Superfund sites, to the extent they arise from the Chemicals Businesses, as well as similar proceedings involving environmental matters in various states. In addition, from time to time in the ordinary course of its business the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible. As such, the Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. As of September 30, 1996 the Company was a party to, or otherwise involved in, legal proceedings direc-ted at the cleanup of approximately 65 Superfund sites. These include certain sites for which there is shared responsibility between the Company and Cyanamid pursuant to agreements with Cyanamid (the Agreements). Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the potentially responsible parties (PRP's) for such site, including the Company, despite the involvement of other PRP's. In some cases, the Company is one of several hundred identified PRP's, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRP's, liability has been apportioned or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRP's. In addition, the Company is conducting remediation at or is otherwise responsible for a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental related expenditures cannot be quantified with a reasonable degree of accuracy.

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

(5)Contingent Liabilities, Continued

   In accordance with the above policies, as of September 30, 1996 and December 31, 1995, the aggregate environmental related accruals were approximately $190.7 and $199.3, respectively, of which approximately $23.0 is included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 1996 and 1995 was $13.1 and $12.9, respectively. Environmental expenses accrued for the nine month periods ending September 30, 1996 and 1995 were $4.5 and $5.6, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. To the extent that insurance recoveries are obtained, they are likely to be retained by Cyanamid rather than paid to the Company. Various environmental matters are currently being litigated and potential insurance recoveries are not known at this time.

   While it is not feasible to predict the outcome of all pending environ-mental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs which, in management's opinion, will not have a material effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

   The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

(6) Other Financial Information

   Taxes paid for the nine months ended September 30, 1996 and 1995 were approximately $37.9 and $37.4, respectively. Interest paid for the nine months ended September 30, 1996 was approximately $3.1. Interest paid for the nine months ended September 30, 1995 was considered immaterial.

   The Company's ratio of earnings to fixed charges for the three and nine months ended September 30, 1996 was 11.4 and 13.1, respectively. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest
                                  9

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
   (Millions of Dollars, except share and per share amounts)

(6)Other Financial Information, Continued

   factor plus the Company's share of such charges of associated companies.

   In February, 1996 the Board of Directors approved a program to repurchase up to 1,700,000 shares of the Company's common stock of which approximately 885,400 shares were repurchased prior to the three for one stock split in July of 1996. The remaining authorized balance was adjusted for the stock split to bring the total shares authorized for repurchase to approximately 3,329,200. Pursuant to this program, for the nine months ended September 30, 1996 the Company repurchased approximately 2,019,300 shares of its common stock on the open market (equivalent to 3,790,100 shares on a post split basis) at a cost of approximately $110.8, leaving 1,309,900 shares remaining authorized to be repurchased. Depending on the level, price and timing of repurchases, borrowings may be required. The Company wrote put warrants on 1,500,000 shares of its common stock
   (on a post split basis) for which it received premiums of approximately $1.7 in cash. This resulted in a reclassification of approximately $40.1 from stockholders' equity to put warrants. These put warrants entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. During the three and nine month periods ended September 30, 1996, warrants covering 600,000 and 1,200,000 shares, respectively, expired at no cost to the Company.
   For the three and nine months ended September 30, 1996 approximately
   $16.2 and $31.8, respectively, was reclassified from put warrants to stockholders' equity. At September 30, 1996, warrants on 300,000 shares remained outstanding with strike prices ranging between $27 1/6 and $28 1/2 per share on a post split basis. The warrants expire at various dates, are exercisable only at maturity and are all settleable in cash at the Company's option. The remaining maximum potential repurchase obligation as of September 30, 1996, $8.3, represents the remaining balance that has been reclassified from stockholders' equity to put warrants.

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
   (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter of 1996 versus Third Quarter of 1995

Net sales for the third quarter of 1996 were $321.7, slightly above the $320.3 in the third quarter of 1995 as increases in the Specialty businesses were offset by decreased Building Block sales. International net sales were 38.8% of sales as compared to 39.7% in the third quarter of 1995.

Specialty Chemical net sales increased $3.5 or 1.9%. Sales increased in most product lines, particularly Paper Chemicals and Water Treating Chemicals.
This is attributable to a mix of growth at existing accounts and new business. Partially offsetting the gains were decreases in certain products the Company is in the process of exiting.

Specialty Materials net sales increased $3.8 or 4.9% The largest increase was in Aerospace Materials as the outlook for that market segment continues to improve. Acrylic Fiber selling volumes were up, particularly export fiber to China as this segment starts to show some improvement, although this was partially offset by lower export fiber selling prices.

Building Block net sales were down $5.9 or 10.3%. Acrylonitrile sales were down as compared to the third quarter of 1995 as higher selling volumes were more than offset by lower selling prices. Methanol sales increased over the prior year period due to higher selling prices.

Manufacturing cost of sales improved to 71.4% of net sales in the third quarter of 1996 as compared to 73.3% in the like period of 1995. Product mix improved as the Company continues to de-emphasize lower margin products and focus on higher technology products. Several cost reduction and plant efficiency programs also favorably impacted manufacturing cost of sales. Selling prices were lower in Building Blocks and export Acrylic Fiber while all other product lines were essentially flat. Raw material costs were generally lower but the effect of this was more than offset by the much higher costs for natural gas. Natural gas costs in the third quarter of 1996 have decreased from second quarter levels although they are still well above 1995 purchase costs. The high natural gas costs had the largest impact on the Building Block and Acrylic Fiber product lines.

Selling and technical service expenses increased $2.1 or 6.4% which reflects efforts put in place in 1995 in certain of the Specialty Product lines. This level of spending has remained constant throughout 1996.

Research and product development decreased $2.2 or 18.8% and is the result of planned overhead reductions at the Stamford research facility and reduced patent litigation expense. Technical R&D spending is on target for 1996.

Administrative and general expenses, at $11, were down 1.8% reflecting the

           CYTEC INDUSTRIES INC. AND SUBSIDIARIES
   (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Company's efforts to keep costs down in this area.

Interest and other income (expense), net is down $0.5 as a result of lower interest income due to the use of cash for the repurchase the Company's Series A and B preferred stock and the common stock repurchase program. This was partially offset by increased royalty proceeds.

Interest expense increased $0.7 over the prior period due to higher levels of debt outstanding principally from the Company's repurchase of its Series A and B preferred stock and the common stock repurchase program.

Income taxes have increased $1.8 due to increased earnings but the effective tax rate has declined to 41% from 43% as a result of actions taken towards achieving the Company's goal to reduce its overall effective tax rate. The Company believes that a further reduction in the effective tax rate is feasible for 1997.

Equity in net earnings of associated companies decreased $0.4 as a result of lower earnings from Criterion Catalyst. Hydroprocessing catalyst selling volumes are up but selling prices are below the prior year period particularly in Europe and Japan. This is due principally to the decline in metals pricing. The purchase of intermediate product from third parties due to capacity constraints also increased cost of sales. Additionally, startup costs related to capacity expansions hindered the third quarter results. It is expected that high startup costs will continue through the fourth quarter and possibly into the first quarter of 1997. Partially offsetting the effect of reduced Criterion Catalysts earnings were higher earnings from Cyro Industries. Cyro continues to benefit from the methyl methacrylate and acrylic sheet line expansions completed last year.

Dividends on preferred stock decreased $2.8 as the Company repurchased its Series A and B preferred stock in the third and fourth quarters of 1995.

First Nine Months of 1996 versus First Nine Months of 1995

Net sales for the first nine months of 1996 were $944.3, a decrease of 2% as compared to the $964.0 in the first nine months of 1995 with the decline primarily in Building Blocks. International net sales were 38.6% of sales as compared to 37.4% for the comparable period of 1995.

Specialty Chemical net sales decreased $2.9 or 0.5%. Sales were down due to the discontinuance of certain marginal products and lower Coating Resin sales due to lower selling prices and lower selling volumes. Coating Resin sales volume was influenced by customer inventory reduction programs and lower than expected production volumes in the coil industry. The remainder of the product lines overall were flat with Paper and Mining Chemicals showing the largest increases due to sales of higher technology products.

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
   (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Specialty Materials net sales were up $7.9 or 3.3%. Aerospace Materials had the majority of the increased sales due to a gradual improvement in the market for these products. Acrylic Fiber selling volumes were up although this was offset by lower export fiber selling prices.

Building Block net sales were down $24.8 or 14.8%. This is primarily attributable to decreased methanol sales which were lower due to the plant being brought down the entire month of January as a result of low selling prices and high natural gas costs plus the plant being down for most of the second quarter for mechanical repairs. In addition, acrylonitrile sales are down due to lower selling prices.

Manufacturing cost of sales improved to 71.3% of net sales in the first nine months of 1996 as compared to 73.1% in the like period of 1995. Product mix improved as the Company focuses on higher technology products. The cost reduction and plant efficiency programs mentioned in the third quarter analysis above also favorably impacted manufacturing cost of sales. Selling prices were lower in Building Blocks, export Acrylic Fiber and Coating Resins while the majority of the other product lines are slightly higher. Raw material costs were generally lower but the effect of this was more than offset by the much higher costs for natural gas. As mentioned in the third quarter analysis above the high natural gas costs had the largest impact on the Building Block and Acrylic Fiber product lines.

Selling and technical service expenses increased $3.9 or 3.9% and reflects efforts put in place in 1995 in certain of the Specialty Product lines.

Research and product development decreased $4.0 or 11.9% and is the result of planned overhead reductions at the Stamford research facility and a reduction in patent litigation expense. Technical R&D spending is on target for the year.

Administrative and general expenses decreased $0.8, or 2.4%.

Interest and other income (expense), net is down $0.6 as a result of lower interest income due to the use of cash for the repurchase of the Company's Series A and B preferred stock and the common stock repurchase program.

Interest expense is higher over the prior period due to increased levels of debt outstanding principally from the Company's repurchase of its Series A and B preferred stock and the common stock repurchase program.

Income taxes have increased $1.4 due to the increased earnings but its effective tax rate has declined to 41% from 43% as a result of actions taken towards achieving the Company's goal to reduce its overall effective tax rate. The Company believes that a further reduction in the effective tax rate is feasible for 1997.

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
   (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Equity in net earnings of associated companies is essentially flat. Earnings improved at Cyro Industries due to higher net sales as a result of the methyl methacrylate and acrylic sheet line expansions completed last year. Criterion Catalyst earnings are down as Hydroprocessing catalyst selling prices are well below the prior year period primarily due to the decline in metals pricing. Raw material costs remained high due to previous commitments on certain metals as well as the purchase of intermediate product from third parties due to capacity constraints. Additionally, startup costs related to the capacity expansions have hindered the nine month results. It is expected that high startup costs will continue through the fourth quarter and possibly into the first quarter of 1997. The Mitsui Cytec joint venture also showed higher earnings. Included in the first quarter earnings of 1995 for Mitsui Cytec were expenses associated with the startup of a new resins manufacturing facility and shutdown of an existing facility.

Dividends on preferred stock decreased $10.1 as the Company repurchased its Series A and B preferred stock in the third and fourth quarters of 1995.

Liquidity and Financial Condition

At September 30, 1996, the Company's cash balance was $17.3, an increase of $5.3 from year end 1995.

Net cash flows from operating activities totaled $127.4 for the first nine months of 1996 compared to $118.7 in the same period of 1995. Cash was favorably impacted by increased earnings, a tax refund received in the first quarter of 1996 and lower accounts receivable balances. Offsetting these increases were higher inventory levels as a result of production campaigning and lower than anticipated net sales, and increased other assets due to prepaid expenses principally related to prepaid insurance and prepaid pension.

Net cash flows used for investing activities totaled $17.6 for the first nine months of 1996 compared to $67.5 for the same period in 1995. Capital expenditures for the nine months ended September 30, 1996 were lower than the prior year due to large expenditures in 1995 related to the expansion of the acrylonitrile plant at the Company's Fortier facility. Capital expenditures for 1996 are expected to be a maximum of $70.0.

During the second quarter of 1996 the Company received $25.0 from its associated company, Cyro Industries, as a return of capital. Cyro financed the distribution in part by bank borrowings of $40.0.

The Company believes that based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures for the remainder of 1996, although borrowings may be required for the Company's stock repurchase program.

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
   (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Net cash flows used for financing activities totaled $104.3 compared to $99.9 for the same period in 1995. In February, 1996 the Board of Directors approved a program to repurchase up to 1,700,000 shares of the Company's common stock of which approximately 885,400 shares were repurchased prior to the three for one stock split in July of 1996. The remaining authorized balance was adjusted for the stock split to bring the total shares authorized for repurchase to approximately 3,329,200. Pursuant to this program, for the nine months ended September 30, 1996, the Company repurchased approximately 2,019,300 shares of its common stock on the open market (equivalent to 3,790,100 shares on a post split basis) at a cost of approximately $110.8, leaving 1,309,900 shares remaining authorized to be repurchased. At its current rate of stock repurchases, the Company would complete its current stock repurchase program by the first quarter of 1997, if not earlier, although the actual timing of the repurchases could change depending on changes in the price and/or volume of trading of the common stock. Depending on the level, price and timing of repurchases, borrowings may be required.
In connection with the repurchase program the Company wrote put warrants on 1,500,000 shares of its common stock (on a post split basis) for which it received premiums of approximately $1.7 in cash. This resulted in a reclassification of approximately $40.1 from stockholders' equity to put warrants. These put warrants entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. During the three and nine month periods ended September 30, 1996, warrants covering 600,000 and 1,200,000 shares, respectively, expired at no cost to the Company. For the three and nine month periods ended September 30, 1996 approximately $16.2 and $31.8, respectively, was reclassified from put warrants to stockholders' equity. At September 30, 1996, warrants on 300,000 shares remained outstanding with strike prices ranging between $27 1/6 and $28 1/2 per share on a post split basis. The warrants expire at various dates, are exercisable only at maturity and are all settleable in cash at the Company's option. The remaining maximum potential repurchase obligation as of September 30, 1996, $8.3, represents the remaining balance that has been reclassified from stockholders' equity to put warrants.

The Company has a revolving credit facility (the "Credit Facility") with its existing syndicate of banks to provide for unsecured revolving loans ("Revolving Loans") of up to $150.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. Under the terms of the Credit Facility, the Company has an additional $82.0 available for borrowing at September 30, 1996. The Credit Facility which matures on June 1, 2000, contains covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at September 30, 1996.

The Company filed with the Securities and Exchange Commission on April 19, 1996 a shelf registration statement covering $300.0 of senior debt securities which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include repayment of indebtedness

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
   (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions.

During the second quarter of 1996 the Company announced its plan to explore strategic options including the sale of its acrylic fiber and aluminum sulfate business along with its Kaolin mining and calcining facility. It is expected that a decision will be made on both before year end. The Company is also pursuing other cost reduction initiatives and expects to start implementation early next year.

Generally the Company's fourth quarter business is not as strong as the second and third quarters and the pattern is expected to continue for the fourth quarter of 1996. However, the unpredictability of the quarter is heightened by sales fluctuations that can occur in certain of our businesses, particularly in December dependent on customer manufacturing schedules and/or inventory control.

               CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the Spin-off, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to the Chemicals Businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook facility. As a result, although Cyanamid is usually the named defendant, the Company is the party in interest and is herein described as the defendant.

The Company is a defendant in eleven cases pending in state and federal courts in Beaumont and Dallas, Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Five of the cases involve several hundred plaintiffs and more than fifty defendants, while the remainder involve substantially fewer plaintiffs and defendants. It is not known at this time how many of the plaintiffs will eventually assert claims against the Company. The Company believes that its involvement in all but two of these cases arises from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975.

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

The Company is one of several defendants named in a lawsuit filed in New York Supreme Court by The City of New York, the New York City Housing Authority and the New York City Health and Hospitals Corporation, which seeks damages for the cost of removing lead-based paints from New York City-owned buildings.
The Company is also a defendant in another case filed in New York Supreme Court on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. In addition, the Company is one of seven alleged processors of lead, lead pigments and/or lead-based paints who have been added as defendants in a class action pending in the United States District Court for the Southern District of New York. The intervening plaintiffs (two minor children) who added the Company as a defendant seek injunctive relief, consisting of orders requiring the defendants to contribute to court-administered funds to (i) pay for medical monitoring of class members; (ii) provide abatement of lead-based paint hazards in dwellings in the City of New York where class members reside; and
(iii) provide notification to class members. A fourth case was brought in New York Supreme Court by a single plaintiff who claims to have been injured due to the presence of lead-based paints in buildings in which he

             CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings, Continued

resided. In all four cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. A fifth case is a class action brought in the Court of Common Pleas in Cuyahoga County, Ohio, on behalf of children with blood levels of lead greater than twenty micrograms per deciliter.

The EPA has brought an administrative action against the Company, alleging certain violations of the boiler and industrial furnace regulations which apply to the industrial furnace at the Company's Kalamazoo plant. The EPA's complaint demands approximately $420,000 in penalties, primarily for paperwork violations. The Company believes that a substantial portion of this demand is without merit.

In February 1996, in an action brought against the Louisiana Department of Environmental Quality ("DEQ") by the Louisiana Environmental Action Network, the Louisiana Court of Appeals vacated and set aside a decision (the "Decision") of the DEQ granting the Company an exemption from Louisiana hazardous waste land disposal restrictions in order to operate five waste disposal deep wells at the Fortier facility. The Court ruled that the Decision was inadequate because it did not contain basic and ultimate findings and articulate a rational connection between those findings and the issuance of the exemption. The Court remanded the action to the DEQ for the issuance of findings to support approval of the exemption. Subsequently, the DEQ reissued the Decision in accordance with the greater explanatory requirements of the Court of Appeals judgment, and the plaintiffs have now appealed. Use of the deep wells is essential to continued operation of the acrylonitrile plant at the Fortier facility. The Company continues to operate the deep wells.

In the opinion of management of the Company, resolution of the foregoing cases will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

In addition to liabilities with respect to the specific cases described previously, because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous materials, and because certain of the Company's products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that, as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials. Furthermore, the Company also has exposure to present future claims with respect to workplace exposure, workers' compensation and other matters, arising from events both prior to and after the Spin-off. There can be no assurance as to the actual amount of these liabilities or the timing thereof.

               CYTEC INDUSTRIES INC. AND SUBSIDIARIES

     Item 6. Exhibits and Reports on Form 8-K

        (a). Exhibits

        3.1      Certificate of Incorporation of Cytec Industries Inc.

        3.2      By-Laws of Cytec Industries Inc.

        10.13(g) Executive Income Continuity Plan

        10.13(h) Key Manager Income Continuity Plan

        11(a) Earnings Per Share computations for the three months ended September 30, 1996

        11(b) Earnings Per Share computations for the three months ended September 30, 1995

        11(c) Earnings Per Share computations for the nine months ended September 30, 1996

        11(d) Earnings Per Share computations for the nine months ended September 30, 1995

        12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1996

        27       Financial Data Schedule

        (b). No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CYTEC INDUSTRIES INC.
                            (Registrant)

                            By:/s/ James P. Cronin
                                   James P. Cronin
                                   Executive Vice President & Chief Financial
                                      Officer
     November 12, 1996