Form 10-K
period 1996-12-31
CYTEC INDUSTRIES INC/DE/
filed 1997-03-31
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K
(Mark One)
/x/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
/ /                                    OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the Transition Period from ________ to ________

                         Commission File Number 1-12372

                              CYTEC INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                         22-3268660
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  Five Garret Mountain Plaza
   West Paterson, New Jersey                                    07424
---------------------------------------                    --------------
(Address of principal executive offices                      (Zip Code)

        Registrant's telephone number, including area code (201) 357-3100

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                              Name of Each Exchange on
  Common Stock, par value                                Which Registered
     $.01 per share                                  New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 13, 1997, based upon the closing price of registrant's common stock ($39 7/8) on such date as reported on the composite transaction reporting system including transactions on the New York Stock Exchange: $1,815,110,877.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 1997: 45,520,022 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                     Part of form 10-K

Portions of Proxy Statement for 1997 Annual Meeting             Parts III, IV
of Common Stockholders

                                     PART I


Item 1. Business

     The Company is a vertically integrated specialty chemicals company which focuses on value-added specialty products. The Company develops, manufactures and markets specialty chemicals, specialty materials and building block chemicals serving a broad group of end users, including the water treatment, paper, mining, coatings, plastics, aerospace, automotive and textile industries. The Company has manufacturing facilities in six countries and sells its products worldwide. The Company had net sales of $1,259.6 million and earnings from operations of $136.1 million in 1996. In addition, the Company has a 50% interest in each of five unconsolidated associated companies with aggregate net sales of $600.7 million and earnings from operations of $56.0 million in 1996. The Company reported $14.9 million of equity in net earnings of these associated companies in 1996. The Company's management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of products or product lines and/or acquire additional products or technologies.

     The Company sells products in three general product categories: specialty chemicals, specialty materials and building block chemicals. Specialty chemicals principally include water treating, paper and mining chemicals, coatings and resin products, and polymer additives. Specialty materials principally include aerospace adhesives and advanced composites. Building block chemicals principally include acrylonitrile, acrylamide, melamine and methanol.

     Unless indicated otherwise, the term "Company", with respect to periods beginning on or after December 17, 1993, the effective date of the transfer of substantially all of the assets and liabilities of the chemicals businesses of American Cyanamid Company ("Cyanamid") to the Company (the "Spin-off"), refers collectively to Cytec Industries Inc., and its subsidiaries, and with respect to periods prior to the Spin-off, the term refers to the chemicals businesses of Cyanamid. Cyanamid was acquired by American Home Products Corporation in November 1994. Cytec was incorporated as an independent public company in December 1993.

     Specialty Chemicals

     The specialty chemicals product category, which represented revenues of approximately $744.7 million in 1996 and $731.0 million in 1995, or approximately 59.1% and 58.0%, respectively, of the Company's net sales in such years, include primarily water treating, paper and mining chemicals, coatings and resin products and polymer additives.

     Set forth below are the Company's primary specialty chemical product lines, major products and their principal applications.

      PRODUCT LINE                                 MAJOR PRODUCTS                                  PRINCIPAL APPLICATIONS
      -------------                               ----------------                                -----------------------
Water treating, paper and                     Organic flocculants                       - Industrial and municipal water treatment
mining chemicals(1)                                                                       plants
                                                                                        - Paper manufacturing
                                                                                        - Mineral processing

                                              Sizing agents, strength resins,           - Fine paper, paperboard, towel and tissue
                                              retention aids                              grades


Coatings and resin products(1)(2)             Reagents                                  - Mineral processing

                                              Melamine cross-linkers                    - High performance automotive, coil, can
Polymer additives                             urethanes                                   and wood coatings; radial tire resins

                                              Ultraviolet absorbers                     - Plastics, coatings and fibers
                                               and stabilizers

Other                                         Antioxidants

                                              Surfactants and specialty                 - Latex paints and coatings
                                               monomers

                                              Phosphine and phosphine                   - Electronics, chemical catalysts, and
                                              derivatives                                 mineral separation


----------

(1)  Some  sales  of  this   product   line  are  made  by   Mitsui-Cytec   Ltd.
     ("Mitsui-Cytec"), an unconsolidated associated company owned 50% by Mitsui Toatsu Chemicals (Japan). See "Item 3-Legal Proceedings."

(2) Some sales of this product line are made by Dyno-Cytec K.S. ("Dyno-Cytec"), an unconsolidated associated company owned 50% by Dyno Industrier AS (Norway).


     Water Treating, Paper and Mining Chemicals

     The Company's water treating, paper and mining chemicals are comprised primarily of organic flocculants, sizing agents and other specialty paper additives and mining reagents. Organic flocculants are synthetic water soluble polymers utilized primarily in liquid-solid separation processes (i.e., separating solid waste or particulate matter from water). The Company manufactures organic flocculants at five plants in North America and two in Europe. In addition, Mitsui-Cytec manufactures and markets organic flocculants in Japan. The Company manufactures all basic forms of organic flocculants in hundreds of variations, designed to industry and customer specific application requirements. The Company's primary markets are municipal and industrial wastewater treatment, paper manufacturing and mineral processing.

     Water treatment is the largest market for organic flocculants, which are used as coagulants in the treatment of municipal drinking water and industrial influent water supplies, as sludge conditioners for municipal waste water treatment, and as treatments in industrial waste streams to remove suspended solids. Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts are generally awarded on a competitive bid basis, and for those industrial applications where service is not an important factor.

     The Company is one of the leading suppliers of organic flocculants to the U.S. paper industry. Organic flocculants are used as performance aids in the manufacturing of paper and as part of environmental wastewater management. In addition to flocculants, paper chemical products include wet and dry strength resins, alkaline and surface sizing agents and other specialty additives. The Company is the leading global supplier of alkenyl succinic anhydride-based paper sizing used in alkaline papermaking. Alkaline papermaking processes are considered more environmentally friendly, and also permit the use of lower cost paper fillers while maintaining sheet strength. The Company also sells the specialized flocculants used to treat the large volumes of water required to wash and remove inks in paper recycling mills. Overall demand for paper chemicals is cyclical, varying with paper industry production. When the paper industry nears capacity constraints, demand for paper chemicals generally rises more rapidly than paper production since many performance and processing chemicals can help increase effective mill capacity when used in larger quantities.

     The Company's mining chemical products include organic flocculants and reagents, and are primarily used in applications to separate minerals from raw ores. The Company also manufactures and sells specialty reagents with leading positions in cobalt/nickel separation and copper sulfide recovery applications. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company's products have processing applications.

     The Company generally competes in the water treating, paper and mining chemicals areas on the basis of cost, performance and service. In many applications, the Company's products are positioned in the middle of the market where the Company competes both against companies which offer higher levels of service or a broader line of products at generally higher prices and against companies which offer lower levels of service or product performance at generally lower prices. Each of the Company's water treating, paper and mining chemical product lines is marketed through a specialized sales and technical services staff and also through distributors and resellers.

     Coatings and Resin Products

     The Company manufactures and markets melamine cross-linking resins ("Resins"), primarily under the CYMEL(R) trademark, for industrial coatings applications. The Company produces Resins using melamine, one of the Company's building block chemicals. The Company, through associated companies in Europe and Japan, and directly elsewhere, sells Resins worldwide to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. The Company believes that it is one of the largest global suppliers of Resins.

     In addition, the Company manufactures a line of adhesion promoters under the CYREZ(R) trademark. These products are used globally in the rubber industry, the major application being in the manufacture of steel belted radial tires to enhance the bonding of the steel and polyester cords to the rubber.

     Polymer Additives

     The Company is a significant global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. Typical end use applications of the Company's products include a wide variety of polyolefins which are used in toys, lawn furniture and automotive applications, fibers for carpets, spandex applications, engineered plastics and automotive coatings.

     Demand for light stabilizers and high performance antioxidants for plastics and coatings has been growing rapidly for several years, primarily due to increasing manufacturer and consumer expectations for the service life of plastics and coatings and the replacement of metal and other materials with plastics in certain automotive applications and in outdoor toys and lawn furniture. Novartis is the dominant competitor in this segment. The Company has commenced a capital investment program to improve manufacturing efficiency, expand capacity and improve the consistency and quality of its polymer additive products at its Willow Island manufacturing facilities in Belmont, West Virginia and its Botlek plant in the Netherlands.

     Other Specialty Chemicals

     The Company sells other specialty chemicals for a variety of applications. The major products in this category are specialty surfactants, specialty monomers, oil field chemicals and phosphine chemicals. The Company is the global leader in sulfosuccinate surfactants which have wide application in wetting, emulsification, foaming, dispersing and detergency functions in the formulation of paints, paper coatings, adhesives, binders, cleaners, cosmetics, inks, plastics and agricultural products. The Company also is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing operations, and has significant positions in various phosphine derivative products.

     Specialty Materials

     The specialty materials product category, which represented revenues of approximately $320.5 million in 1996 and $305.6 million in 1995, or approximately 25.4% and 24.3%, respectively, of the Company's net sales in such years, include primarily aerospace adhesives and advanced composites. In January, 1997, the Company sold its acrylic fibers business, which accounted for approximately 11%, 10% and 11% of the Company's 1996, 1995 and 1994 net sales.

     Set forth below are the Company's primary specialty materials product lines, major products and their principal applications.


    PRODUCT LINE                                    MAJOR PRODUCTS                                  PRINCIPAL APPLICATIONS
    --------------                                  ----------------                                -----------------------
Aerospace adhesives and                          Structural film adhesives                 - Commercial and military aviation,
 advanced composites                              Prepregs of graphite, aramid               automotive
                                                  and glass fibers

Acrylic plastics and methyl                      Acrylic plastic molding                   - Automotive, appliances, signs
 methacrylate(1)                                  compounds

                                                 Methyl methacrylate                       - Acrylic sheet and molding compounds

Refinery and styrene                             Hydroprocessing catalysts                 - Oil refining
 catalysts(2)                                     Reforming catalysts

                                                 Styrene catalysts                         - Styrene manufacturing

Other                                            Polyester molding                         - Automotive, electrical and consumer
                                                  compounds                                  appliance applications

                                                 Amino molding                             - Electrical components, dinnerware
                                                  compounds(3)


(1) Product line manufactured and sold exclusively by CYRO Industries ("CYRO"), an unconsolidated associated company owned 50% by a subsidiary of Huls Corporation.

(2) Product line manufactured and sold exclusively by Criterion Catalyst Company, L.P. ("Criterion Catalyst"), an unconsolidated associated company owned 50% by subsidiaries of Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, Public Limited Company.

(3) Product line manufactured and sold exclusively by AC Molding Compounds ("ACMC"), an unconsolidated associated company owned 50% by Creative Moldings Ltd.


     Aerospace Film Adhesives and Advanced Composites

     The Company is the major global supplier of aerospace structural and engineering adhesives. The Company also sells advanced composites with strength-to-weight characteristics superior to traditional structural metals such as aluminum and steel. Advanced composites are manufactured by impregnating fabrics and tapes made from high performance fibers with epoxy, phenolic and bismaleimide resins formulated by the Company.

     The primary application for both aerospace adhesives and advanced composites is commercial and military aerospace programs. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every current major aircraft program in the Western world has qualified and uses the Company's adhesives. The Company's advanced composites have also been qualified and are used on several major aircraft programs including most Boeing aircraft programs and the U.S. Navy's F/A-18 program.

     The Company purchases from third parties both the fibers, usually graphite, aramid or glass, and the raw resins used in the manufacture of composites.

     The Company markets aerospace adhesives and advanced composite products through a global sales and technical service staff which services commercial aircraft manufacturers and their subcontractors and also markets to U.S. and European defense programs.

     Acrylic Plastics and Methyl Methacrylate

     CYRO, an unconsolidated associated company, manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE(R) trademark. CYRO operates primarily in North America and manufactures its acrylic products at three locations in the U.S. and at one location in Canada. The Company's partner in CYRO, Huls Corporation, has an affiliate, Rohm GmbH, which manufactures methyl methacrylate ("MMA") and acrylic sheet products and molding compounds in Europe and makes its technological expertise available to CYRO.

     CYRO also manufactures MMA, most of which CYRO uses as a raw material in the manufacture of acrylic sheet and molding compounds and the remainder of which is sold to third parties. CYRO's world-scale MMA manufacturing facilities are an integrated part of the Company's Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. The Company anticipates that over the near term it will also sell to CYRO for the production of MMA approximately 25% of the Company's share of methanol production at the Fortier facility. CYRO expanded its MMA annual production capacity by approximately 25% in 1995 to 250 million pounds; at the same time the Company expanded its acrylonitrile plant at the Fortier facility, increasing the supply of hydrocyanic acid available to CYRO.

     Refinery and Styrene Catalysts

     Criterion Catalyst, an unconsolidated associated company, manufactures primarily hydroprocessing catalysts, which are used in the refining of crude oil. Criterion Catalyst also manufactures reforming catalysts which are used in producing gasoline and other catalysts used in the manufacture of styrene, a raw material for many plastics. Criterion Catalyst is the largest global supplier of hydroprocessing catalysts. The market for hydroprocessing catalysts has expanded rapidly in recent years as legislation in the United States and many other countries has required, or provided tax incentives for, removal of sulfur from diesel and gas fuel and as "sour" crude oil with more sulfur has constituted an increasing percentage of overall world crude supply. Accordingly, Criterion Catalyst has commenced a global capital investment program to increase significantly its worldwide manufacturing capacity in hydroprocessing catalysts. Criterion Catalyst expects to continue to fund these investments without recourse to the partners.

     Other Specialty Materials

     The Company sells other specialty materials for a variety of applications, which utilize the Company's proprietary technology and are targeted to niche markets. The major products in this category are polyester molding compounds, which serve in numerous automotive, consumer appliance and electrical applications, as well as urethane systems and precision parts produced by the Company's subsidiary, Conap, Inc. Additionally, the Company's associated company, A. C. Molding Compounds, is the largest manufacturer of amino molding compounds in the United States. Amino molding compounds are mature products the primary markets for which are electrical components and dinnerware, where price competition is intense.

     Building Block Chemicals

     The building block chemicals product category represented revenues of approximately $194.4 million in 1996 and $223.5 million in 1995, or approximately 15.4% and 17.7%, respectively, of the Company's net sales in each year.

     These chemicals are manufactured primarily at the Company's world-scale, highly integrated Fortier facility. The Fortier facility is located on the Mississippi River near New Orleans, Louisiana and has ready access to all major forms of transportation and supplies of raw materials.

     The Company manufactures building block chemicals that can be used as raw materials in its specialty chemicals product category. The Company utilizes manufacturing joint ventures and long-term sales contracts to reduce market risks and to assist the Company in obtaining world-scale production economics.

     The Company formerly used more than half of its production of its building block chemicals in the manufacture of specialty chemicals, specialty materials and other building block chemicals, although the proportion used internally is expected to decline in 1997, with the sale of the acrylic fibers business, which was a large user of acrylonitrile. The Company believes this integration, particularly within the Fortier facility, provides the Company with a cost-effective, reliable and high quality supply of significant raw materials. The integration between the Company's building block chemicals and the Company's specialty chemicals also reduces the Company's exposure to the commodity chemicals pricing cycles that characterize the market for building block chemicals. When building block prices decrease, margins in the Company's specialty chemicals product lines manufactured from the Company's building block chemicals tend to increase and when building block prices increase, margins in such specialty chemicals product lines tend to decrease.

     Acrylonitrile

     The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that approximately 33% will be sold pursuant to a five-year supply agreement with the purchaser of its acrylic fibers business. The remainder of the Company's production is sold to third parties. During the second quarter of 1995, the Company completed an expansion of its acrylonitrile plant at the Fortier facility to increase the plant's annual production capacity by approximately 35% or 125 million pounds. All of the additional production is being sold under a long term contract at a price determined under a cost based formula subject to increases based partially on market pricing. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially, all of the hydrocyanic acid produced by the Company is sold to CYRO as a raw material for MMA. See Item 3, "Legal Proceedings."

     Acrylamide

     The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of 180 million pounds primarily for the production of polyacrylamides. The remainder of the Company's production is sold to third parties. The company manufactures acrylamide at its Fortier facility and also at its Botlek facility in the Netherlands. The Company is one of the largest producers and users of acrylamide in the world.

     Melamine

     The Company operates a melamine manufacturing plant with annual production capacity of 150 million pounds at the Fortier facility for American Melamine Industries ("AMEL"), a manufacturing joint venture which is owned 50% by a subsidiary of DSM N.V. The Company anticipates that over the near term it will use internally approximately 75% of its 75 million pound share of annual melamine production for the production of Resins. The remainder of the Company's share of production is sold to third parties. AMEL is one of the two North American manufacturers of melamine.

     Methanol

     The Company operates a methanol manufacturing plant with annual production capacity of 190 million gallons at the Fortier facility for Fortier Methanol Company, a manufacturing joint venture which is 70% owned by Methanex Corporation. The Company anticipates that over the near term it will sell to CYRO for the production of MMA approximately 25% of the Company's share of methanol production. The remainder of the Company's share of methanol production is sold to Methanex Corporation under a long term contract based on market prices.

     Other Building Block Chemicals

     The Company also manufactures and sells ammonia and sulfuric acid. The Company sold 50% of its ammonia plant at the Fortier facility to LaRoche Industries in July 1994. The Company continues to operate the ammonia plant for the manufacturing joint venture formed between subsidiaries of the Company and LaRoche Industries in connection with the sale. The Company anticipates that over the near term it will use internally approximately 90% of the Company's share of the ammonia production from such joint venture for the production of acrylonitrile by the Company and the production of melamine by AMEL. The balance of the Company's share of ammonia is sold to LaRoche Industries under a long term contract at market based prices.

     The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long term service contract.

     Some of the Company's building block chemicals show marked seasonality, such as ammonia, the prices of which fluctuate with agricultural planting seasons as well as the cost of natural gas which constitutes the major portion of the cost to manufacture ammonia. Prices of building block chemicals also are sensitive to the stages of economic cycles, energy prices and currency exchange rates, as well to as periods of insufficient and excess capacity. The Company sells building block chemicals to third parties through a direct sales force and distributors.

     Competition

     The Company operates in a highly competitive marketplace. It competes against a number of other companies in each of its product lines, although none of such companies competes with the Company in all of its product lines. The Company's competitors are both larger and smaller than the Company in terms of resources and market shares. Competition is generally based on product performance, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.

     In general, the Company competes by maintaining a broad range of products, focusing its resources on products in which it has a competitive advantage and fostering its reputation for quality products, competitive prices and excellent customer service and support. Through research and development, the Company seeks to increase margins by introducing value-added products and products based on proprietary technologies.

     Customers and Suppliers

     Due to the diversity of product lines in which the Company competes, no significant portion of the Company's sales or earnings is generated by one customer, and the Company is not overly reliant on contracts with any one public, private or governmental entity. See, however, the discussion under "Acrylonitrile" above with respect to sales to the purchaser of the Company's acrylic fibers business and Note 5 of the Notes to the Consolidated Financial Statements in Item 8 regarding sales to CYRO and other associated companies. With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture specialty chemicals) protects it from being reliant on other companies for many significant intermediates. The only significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, oxygen and sulfur, which are readily available from several suppliers. For businesses which do not utilize the building block chemicals, the Company attempts to retain multiple sources for high volume raw materials in order to minimize its reliance on any one supplier. A number of the Company's customers operate in cyclical industries such as the aerospace, automotive and paper industries. As a result, demand for the Company's products from customers in such industries is also cyclical. In addition, the profitability of external sales of certain of the Company's building block chemicals is cyclical due to the cyclicality typically experienced with respect to the amount of industry wide capacity dedicated to producing such chemicals.

     International

     The Company operates on a worldwide basis with manufacturing plants located in five countries (other than the United States). Export sales from the United States were $148.6 million for 1996, $158.8 million for 1995, and $99.1 million for 1994.

     The Company markets its products internationally through Company sales offices, distributors and the associated companies described above. Foreign operations (exclusive of United States export sales) accounted for approximately 27%, 25% and 22%, in 1996, 1995, and 1994, respectively, of net sales to unaffiliated companies.

     International operations are subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, instabilities of foreign currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. The Company does not believe that there is currently any material likelihood of a material adverse effect on the Company in connection with its existing foreign operations.

     Research and Process Development

     The Company conducts research and development activities in its facility in Stamford, Connecticut as well as in several of its production facilities. The Company is in the process of further focusing its research and process development efforts on its core product lines and manufacturing processes. During the years ended December 31, 1996, 1995, and 1994, the Company expended an aggregate of approximately $40.2 million, $44.2 million, and $40.0 million, respectively, on Company-sponsored research and development activities. The decrease in 1996 was the result of a reduction, completed in late 1995, in non-value-added overhead costs at the Company's research facilities.

     Trademarks and Patents

     Upon the completion of all transfers from Cyanamid, the Company and its associated companies will have over 1,800 United States and foreign patents and pending applications and trademark applications and registrations for approximately 160 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

     Employees

     After the disposition of the acrylic fibers business in January 1997, approximately 4,700 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,000 of the Company's employees are covered by union contracts. The Company believes that its relations with both employees and the related unions are good. A number of the Company's union contracts covering approximately 50% of the Company's unionized employees working at 10 separate Company facilities, including Belmont (Willow Island), Botlek, Havre de Grace and Kalamazoo, expire in the ordinary course prior to the end of 1997. Additionally, the Coordinated Bargaining Benefit Agreement which defines the negotiated employee benefits such as health, welfare, pension and savings plans with all of the Company's U.S. unionized employees was renegotiated in 1996 and now expires in December 2000. Although the Company expects that it will reach agreement with the unions with respect to these union contracts, there can be no assurance that this will occur.

     Operating Risks

     The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties.

     The Company's operations are also subject to various hazards incident to the production of industrial chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of the Company's locations may result in the Company being named as a defendant in lawsuits asserting potentially large claims. See Item 3, "Legal Proceedings."

     Environmental Matters

     The Company is subject to various federal, state and foreign laws and regulations which impose stringent requirements for the control and abatement of air and water pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.

     In particular, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and various other federal and state laws, a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the facility. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, pursuant to the Resource Conservation and Recovery Act ("RCRA") and state laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released at a facility. The costs of removal, remediation or corrective action may be substantial, and the presence of hazardous materials in the environment at any of the Company's facilities, or the failure to abate such materials promptly or properly, may adversely affect the Company's ability to operate such facilities. CERCLA and analogous state laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for investigative, removal and remedial costs under such laws is retroactive, strict, and joint and several.

     The Clean Air Act and similar state laws govern the emission of pollutants into the atmosphere. The Federal Water Pollution Control Act and similar state laws govern the discharge of pollutants into the waters of the United States. RCRA and similar state laws govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. Finally, the Toxic Substances Control Act regulates the manufacture, processing, and distribution of chemical substances and mixtures, as well as the disposition of certain hazardous substances. The costs of compliance with such laws and regulations promulgated thereunder may be substantial, and regulatory standards under such statutes tend to evolve towards more stringent requirements, which might, from time-to-time, make it uneconomic or impossible to continue operating a facility. Noncompliance with such requirements at any of the Company's facilities could result in substantial civil penalties or the inability of the Company to operate all or part of the facility.

     In addition, certain state and federal laws govern the abatement, removal, and disposal of asbestos-containing materials and the maintenance of underground storage tanks and equipment which contains or is contaminated by polychlorinated biphenyls.

     Note 9 of the Notes to the Consolidated Financial Statements in Item 8 is incorporated by reference herein.

     See Item 3, "Legal Proceedings."

Item 2. Properties

     The Company operates 20 manufacturing and research facilities located primarily in the United States, the United Kingdom, The Netherlands, Mexico, Canada and Colombia. Capital spending, exclusive of acquisitions, for the years ended 1996, 1995, and 1994 was approximately $72.5 million, $97.2 million, and $116.1 million, respectively, on an historical basis. The Company experienced a reduction in capital expenditures in 1996, due primarily to the acrylonitrile capacity expansion, which was completed in 1995. Capital expenditures in 1997 are expected to be in the range of $90.0 million to $95.0 million. Such capital expenditures are intended either to provide necessary capacity, to improve the efficiency of production units, to modernize or replace older facilities, or to install equipment for protection of the environment.

     The Company's major facilities and the principal product lines produced or service provided at each such facility are as follows:

     FACILITY                                                          PRINCIPAL PRODUCT LINE
---------------------------------------------------------------------------------------------------------------------------------
Anaheim, California.............................................  Aerospace adhesives and advanced composites
Atequiza, Mexico................................................  Water treating, paper and mining chemicals
Avondale (Fortier), Louisiana...................................  Building block chemicals; MMA
Belmont (Willow Island), West Virginia..........................  Polymer additives; coatings and resin products; surfactants
Bogota, Colombia................................................  Coatings and resin products
Botlek, The Netherlands.........................................  Water treating, paper and mining chemicals; polymer additives;
                                                                  building block chemicals; surfactants; specialty monomers
Bradford, England...............................................  Water treating, paper and mining chemicals
Havre de Grace, Maryland........................................  Aerospace adhesives and advanced composites
Kalamazoo, Michigan.............................................  Water treating, paper and mining chemicals; coatings and resin products
Linden (Warners), New Jersey....................................  Surfactants
Longview, Washington............................................  Water treating, paper and mining chemicals
Mobile, Alabama.................................................  Water treating, paper and mining chemicals
Olean, New York.................................................  Urethane systems
Perrysburg, Ohio................................................  Polyester molding compounds
Stamford, Connecticut...........................................  Research
Wallingford, Connecticut........................................  Coatings and resin products; acrylic plastics; amino molding compounds; specialty monomers
Welland, Ontario................................................  Phosphine chemicals
Woodbridge, New Jersey..........................................  Water treating, paper and mining chemicals
Wrexham, Wales..................................................  Aerospace adhesives and advanced composites

     The Company owns all of the foregoing facilities and their sites except for the site for the Botlek facility which is leased under a renewable long term lease. In addition, the Company has one other leased regional plant not listed above, which is related to the production of aluminum sulfate, and it leases its corporate headquarters in West Paterson, New Jersey and its regional headquarters in Coral Gables, Florida and Singapore. In January, 1997 the Company announced plans to close the Linden, New Jersey plant and to relocate manufacturing to its Belmont, West Virginia plant.

Item 3. Legal Proceedings

     In connection with the Spin-off, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook facility. As a result, although Cyanamid is the named defendant in cases commenced prior to the Spin-off, the Company is the party in interest and is herein described as the defendant.

     The Company is a defendant in twelve cases pending in state courts in Jefferson, Dallas, Harrison and Hidalgo counties, Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Six of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs; all of these cases involve multiple defendents. The Company believes that its involvement in all but three of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

     The Company is one of many defendants in suits filed by approximately 26 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 14 are inactive because plaintiffs have not yet developed any symptoms and 12 are active. Most of these suits are still in the discovery stage.

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

     The Company is also the defendant in two class actions filed in Jefferson Parish Court, Louisiana, on behalf of persons who allegedly sustained injury as a result of an explosion and fire at the Company's Fortier facility on February 21, 1996. The Company has not yet conducted any discovery in these cases and, therefore, has no information on whether, or to what extent, any members of the alleged class actually suffered any injury.

     The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in five cases pending in state and federal courts in the states of New York and Ohio. The first suit, filed in New York Supreme Court by the City of New York, the New York Housing Authority, and the New York City Health and Hospitals Corporation, seeks damages for the cost of removing lead-based paints from New York City-owned buildings. The second suit, also filed in New York Supreme Court, was brought on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. The third suit is a class action pending in the United States District Court for the Southern District of New York in which two minor children have intervened and filed a complaint against the Company and six other alleged processors of lead, lead pigments and/or lead-based paints seeking injunctive relief, consisting of orders requiring the defendants to contribute to courtadministered funds to (i) pay for medical monitoring of class members; (ii) provide abatement of lead-based paint hazards in dwellings in the city of New York where class members reside; and (iii) provide notification to class members. The fourth case was brought in New York Supreme Court by a single plaintiff who claims to have been injured due to the presence of lead-based paints in buildings in which he resided. In all four cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fifth case is a class action brought in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter.

     The EPA has brought an administrative action against the Company, alleging certain violations of the boiler and industrial furnace regulations which apply to the industrial furnace at the Company's Kalamazoo plant. The EPA's complaint demands approximately $420,000 in penalties, primarily for paperwork violations. In summary disposition proceedings, the Administrative Law Judge ruled in favor of the Company in two of the original six counts of the complaint; the remaining counts will be adjudicated.

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

     See also "Environmental Matters" under "Business" in Item 1, and Note 9 of the Notes to the Consolidated Financial Statements in Item 8, which are incorporated by reference herein.

     In addition to liabilities with respect to the specific cases described previously, because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous materials, and because certain of the Company's products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials. Furthermore, the Company also has exposure to present and future claims with respect to workplace exposure, workers' compensation and other matters, arising from events both prior to and after the Spin-off. There can be no assurance as to the actual amount of these liabilities or the timing thereof.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of any class during the fourth quarter of 1996.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The Common Stock of the Company is listed on the New York Stock Exchange. On March 13, 1997, there were approximately 20,000 holders of record of the Common Stock of the Company.

     The high and low stock prices for each quarter during 1996 and 1995, which were restated to reflect the three-for-one stock split, were:

                            1Q              2Q              3Q               4Q
--------------------------------------------------------------------------------
1996
    High                29 11/24        31 5/12           39 1/2        40 7/8
    Low                 20 3/8          27                25 1/3        34 3/8
1995
    High                13 11/12        13 11/12          20 7/24       21 5/12
      Low               10 7/12         10 7/8            13 2/3        17 11/12
-------------------------------------------------------------------------------

     No dividends have been paid on the Common Stock of the Company since its inception, and the Company currently contemplates that it will not pay cash dividends on the Common Stock in the foreseeable future. In addition, the Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Preferred Stock and its bank credit facility. See Notes 8 and 15 of the Notes to the Consolidated Financial Statements in Item 8, which are incorporated by reference herein.

Item 6. Selected Financial Data

                               FIVE-YEAR SUMMARY

(Dollars in millions, except per share amounts)                            1996        1995         1994        1993           1992
------------------------------------------------------------------------------------------------------------------------------------
Statement of operations data:
Net sales                                                             $ 1,259.6   $ 1,260.1    $ 1,101.3    $1,008.1       $1,044.7
Manufacturing cost of sales                                               898.1       912.2        817.9       959.9          819.9
Research and process development                                           40.2        44.2         40.0        42.7           34.1
Selling and technical services, and administrative and general            185.2       181.0        174.9       176.7          171.1
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                                           136.1       122.7         68.5      (171.2)(1)       19.6
Interest and other income (expense), net                                   10.0        10.4         12.2         0.1           (7.0)
Interest expense                                                            4.0         1.0          0.1         2.3            1.2
Income tax provision (benefit)                                             56.9      (136.2)        34.6       126.6(2)        (7.1)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before earnings of associated companies                    85.2       268.3         46.0      (300.0)          18.5
Equity in net earnings of associated companies                             14.9        13.9         10.1        14.3            9.1
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before cumulative effect of accounting changes            100.1       282.2         56.1      (285.7)          27.6
Cumulative effect of accounting changes                                    --          --           --        (219.8)(3)       --
Net earnings (loss)                                                       100.1       282.2         56.1      (505.5)          27.6
------------------------------------------------------------------------------------------------------------------------------------
Dividends on preferred stock                                               --         (10.7)       (14.6)       (0.6)          --
Excess of repurchase price over related book value of
    Series A Stock and Series B Stock                                      --        (195.2)        --          --             --
Net earnings (loss) available for common stockholders                 $   100.1   $    76.3    $    41.5    $ (506.1)      $   27.6
Net earnings per common share
    Primary                                                           $    2.01   $    1.80    $    1.05    $   --         $   --
    Fully diluted                                                     $    2.01   $    1.43    $     .84    $   --         $   --
------------------------------------------------------------------------------------------------------------------------------------

Other data
(At end of period, unless otherwise noted):
Additions to plants, equipment and facilities for the year
    ended December 31                                                       $   72.5    $   97.2    $  116.1    $  110.6    $  100.8
Current assets                                                                 416.3       404.0       439.0       331.0       255.7
Current liabilities                                                            312.8       317.7       320.1       262.1       203.1
Working capital                                                                103.5        86.3       118.9        68.9        52.6
Plants, equipment and facilities                                             1,339.7     1,317.2     1,247.5     1,333.3     1,316.4
Net depreciated cost                                                           582.2       605.7       586.7       581.4       576.5
Total assets                                                                 1,261.1     1,293.8     1,199.4     1,082.1     1,020.7
Long-term debt                                                                  89.0        66.0        --          --           5.7
Other noncurrent liabilities                                                   544.9       567.2       596.1       588.8       160.1
Redeemable preferred stock                                                      --          --         199.9       199.9        --
Total stockholders' equity                                                     314.4       342.9        83.3        31.4       651.8
See accompanying Notes to Consolidated Financial Statements

(1) Includes provisions for environmental remediation of $162.3 recorded in the third quarter of 1993 and the ongoing effect of a change in accounting principle related to postretirement benefit expenses of $24.0.

(2) In addition to the charges discussed above in Note 1, a valuation allowance of $193.0 was recorded as part of the 1993 income tax provision relating to certain deferred tax assets existing as of December 31, 1993.

(3) Includes charge of $230.4 related to adoption of SFAS No. 106, "Accounting for Postretirement Benefit Obligations other than Pensions" and benefit of $10.6 related to the adoption of SFAS No. 109, "Accounting for Income Taxes."

        The selected financial data should be read in conjunction with the Consolidated Financial Statements. See Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. See Item 8. Dollars are in millions except share and per share amounts.

                              RESULTS OF OPERATIONS


The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

                                                 Years Ended December 31,
                                             1996       1995          1994

Net sales                                   100.0%     100.0%        100.0%
Manufacturing cost of sales                  71.3       72.4          74.3
--------------------------------------------------------------------------------
Gross profit                                 28.7       27.6          25.7
Selling and technical services               11.2       10.8          11.9
Research and process
    development                               3.2        3.5           3.6
Administrative and general                    3.5        3.6           4.0
Earnings from operations                     10.8        9.7           6.2
--------------------------------------------------------------------------------
Net earnings                                  7.9       22.4(1)        5.1
Excess of repurchase price
    over related book value
    of Series A Stock and
    Series B Stock                           --        (15.5)         --

Dividends on preferred stock                 --          (0.8)        (1.3)
Net earnings available for
    common stockholders                      7.9%        6.1%         3.8%
--------------------------------------------------------------------------------

(1) Includes the 15% effect of a partial reversal of the tax valuation allowance.

                          NET SALES BY PRODUCT CATEGORY

The Company's net sales by product category are set forth below.


                                                  Years Ended December 31,
                                             1996          1995          1994
                                         --------      --------      --------
Specialty Chemicals                      $  744.7      $  731.0      $  676.2
Specialty Materials                         320.5         305.6         272.8
Building Block Chemicals(1)                 194.4         223.5         152.3
                                         $1,259.6      $1,260.1      $1,101.3

(1) More than half of the Company's production of building block chemicals were used internally in the manufacture of specialty chemicals, specialty materials and other building block chemicals. Such internal usage is not reflected in net sales of building block chemicals.

     The Company has a 50% interest in each of five unconsolidated associated companies with aggregate net sales of $600.7 in 1996, $601.3 in 1995 and $500.7 in 1994, of which approximately 16.0% were sales of specialty chemicals in 1996 and 19.0% in 1995 and 1994 and approximately 84.0% were sales of specialty materials in 1996 and 81.0% in 1995 and 1994.

    YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net sales for 1996 were $1,259.6, which was essentially flat in comparison with 1995 net sales of $1,260.1. The Company's specialty product lines grew 2.8% principally on higher volumes. Building Block Chemical net sales decreased 13.0% as a result of lower selling prices and selling volumes in certain products.

     International net sales grew to 39.1% of total net sales in 1996 from 37.9% of total net sales in 1995. On a regional basis, sales in the United States declined primarily due to decreased methanol sales as a result of lower selling prices and volumes plus the effect of divested products in 1996. Earnings from operations were up significantly in the United States as a result of cost reduction programs and an improved product mix. Also included in 1995 results for the region were startup costs associated with the expanded acrylonitrile facility. Sales and earnings from operations in the Asia/Pacific region were down principally due to lower export acrylic fiber and acrylonitrile selling prices.

     Specialty Chemicals net sales increased $13.7, or 1.9%, with the increase spread among all regions of the world. Also affecting net sales in 1996 was the effect of divesting certain minor product lines, which had a negative impact on the year to year comparison in net sales. The most significant sales increases were in paper chemicals, where sales increased principally in North America as a result of a rebound in paper industry production and new business. Europe and Latin American sales also had modest increases for the year. Mining chemical net sales improved in most regions as new customers converted over to higher technology products. Polymer Additives net sales increased primarily in the North American and Asia/Pacific regions. Selling prices were up less than 1.0% for Specialty Chemicals in 1996.

     Specialty Materials net sales increased $14.9, or 4.9%. Aerospace Materials net sales increased 9.3% due to volume increases at existing accounts and new customers. In addition, aircraft build rates started to improve in late 1996, and this trend is expected to continue in 1997. Acrylic Fibers net sales increased 2.0%, but volume was up 11.0%. Selling prices for acrylic fibers were down with the bulk of the price decrease coming from export sales.

     Building Block Chemical net sales decreased $29.1, or 13.0%, primarily due to acrylonitrile and methanol. Acrylonitrile volume was up due to the expanded plant being in service for a full year, but this was more than offset by lower selling prices. Methanol sales decreased as a result of lower selling prices in the first half of 1996. In addition, methanol volumes were down in the first half of 1996 as a result of production downtime due to repairs as well as a shutdown in January 1996 due to poor economic conditions caused by low selling prices coupled with high natural gas costs.

     Manufacturing cost of sales improved to 71.3% of net sales from 72.4% of net sales for 1995. Much of the improvement resulted from cost reduction programs, improved plant efficiencies in batch operation facilities, and an improved product mix as the Company divested or de-emphasized low margin products. Raw materials were generally lower with the exception of natural gas, which was significantly higher than the year ago period. Natural gas prices are expected to remain well above 1995 levels in 1997. Selling prices were slightly higher in the specialty businesses with the exception of export acrylic fibers, where prices were down significantly. The Company does not plan on any significant price increases in 1997.

     Selling and technical service expenses increased $5.0 and increased as a percent of sales to 11.2% from the 10.8% of sales experienced in 1995. The 1996 amount reflected the full year effect of certain investments the Company made in this area during 1995. In particular, investments in the international regions have increased, partially offset by reduced expenses in North America, where the Company has been able to rationalize its costs. This trend is expected to continue in 1997.

     Research and process development expenses decreased $4.0 and were 3.2% of net sales in 1996. The decrease was the result of a reduction in non-value-added overhead costs at our research facilities completed in late 1995. Technical spending as it relates to our product lines increased from the prior year as planned.

     Administrative and general expenses decreased $0.8 in 1996 and decreased as a percent of net sales to 3.5% from 3.6% in 1995. The Company continues to focus on tight cost controls in this area and expects spending for 1997 to remain at this level or possibly decrease.

     Interest and other income (expense), net, decreased $0.4, principally as a result of reduced interest income on lower cash balances maintained during the year, partially offset by other income from royalties and technology sales and fees.

     Interest expense increased $3.0 due to higher levels of debt outstanding primarily as a result of the Company's stock repurchase program.

     The income tax provision for 1996 reflects an effective tax rate of 40.0%. This was a decrease of approximately 3.0%, excluding the effect of a tax valuation reversal in 1995. The lower effective rate was the result of a focused tax strategy designed to reduce, where applicable, the Company's tax burden. In addition, a one-time benefit of $1.4 was recorded in the fourth quarter to recognize the tax effect of a noncash transaction completed in December 1996.

     Equity in net earnings of associated companies, all of which are 50% owned, represents the Company's after tax share of its associates' earnings. Such earnings increased $1.0 from 1995. Increased earnings were reported by CYRO Industries, reflecting the capacity expansions completed in the second half of 1995 plus lower raw material costs. Earnings of Dyno-Cytec improved over the prior year as a result of higher sales and lower raw material costs. Partially offsetting the above were reduced earnings from Criterion Catalyst Company. The lower earnings were the result of several factors: the purchase of high cost intermediate product from third parties due to capacity constraints, start-up costs related to capacity expansions and lower hydroprocessing catalyst selling prices.

     Dividends on preferred stock were essentially eliminated as the Company repurchased all of its Series A Cumulative Adjustable Preferred Stock ("Series A Stock") and Series B Cumulative Convertible Preferred Stock ("Series B Stock") in the second half of 1995. Dividends on the outstanding Series C Cumulative Preferred Stock ("Series C Stock") were negligible.

     Net earnings available for common stockholders increased $23.8, or 31.2%, over the year ago period.

    YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

In 1995, net sales were $1,260.1, an increase of $158.8, or 14.4%, as compared with 1994. The net sales increase was due primarily to improved sales volume and higher selling prices in the majority of the Company's product lines. International net sales grew to 37.9% of net sales in 1995 from 31.1% of net sales in 1994.

     Specialty Chemicals net sales increased $54.8, or 8.1%, with the largest increases coming from international operations. The European net sales increase was widely spread among most product lines and was due to improved economies, market share gains and the favorable effect of exchange rates. Asia/Pacific net sales gains were made primarily in Korea, Taiwan and Australia and across most product lines. Latin American net sales increased as demand for the Company's higher technology products continued to grow. U.S. net sales of Specialty Chemicals increased $16.8, or 4.0%. U.S. net sales increases in the first half of 1995 were offset in part by decreases in the second half of 1995 as a result of what management believes to be a correction for high inventory levels by certain customers and a slower growth rate in the U.S. economy. This particularly impacted the polymer additives product line and coatings and resin product lines.

     Specialty Materials net sales increased $32.8, or 12.0%. Aerospace Materials reported the largest increase in net sales principally due to new business in the aerospace sector. Acrylic fibers reported a strong gain due primarily to higher selling prices. Acrylic fiber selling volume was down in the fourth quarter due to sharply reduced exports to China.

     Building Block Chemicals net sales increased $71.2, or 46.7%. Methanol sales accounted for $12.3 of the increase, since the methanol plant was still under construction until September 1994. Partially offsetting the higher sales volume were methanol selling prices that were much lower than during the fourth quarter of 1994 and unscheduled maintenance downtime in the methanol manufacturing facility in the third quarter of 1995. Acrylonitrile sales increased due to additional capacity available from the expanded acrylonitrile manufacturing plant, which started up in the second quarter of 1995. In addition, acrylonitrile selling prices were well above the prior year. Partially offsetting the higher acrylonitrile sales was unscheduled maintenance downtime in the acrylonitrile manufacturing facility in the third quarter of 1995. Acrylamide sales also increased over the prior year period, principally in the United States and Europe.

     Manufacturing cost of sales improved to 72.4% of net sales in 1995 as compared with 74.3% of net sales for 1994. Much of the improvement was due to manufacturing cost efficiencies as costs, excluding raw materials and utilities, increased at a much lower rate than the growth in net sales. Overall, selling prices were up for the year, but not in all product lines due to competitive pressures. The bulk of the increase in selling prices occurred in the first nine months of 1995. Raw material costs started to decline in the third quarter of 1995 and continued through the fourth quarter, although not for all raw materials.

    Selling and technical service expenses increased $4.9, but decreased as a percent of net sales to 10.8% from 11.9% in 1994. The increase in expenses primarily reflected the full-year effect of the increased investment in international markets. The decrease as a percent of net sales indicates that the Company has been able to leverage its investment in this area.

    Research and process development expenses increased $4.2, but were slightly lower as a percent of net sales in 1995 as compared with 1994. The increase in expenses was the result of costs associated with certain patent litigation matters and higher spending on applications technology. The increase in spending on applications technology was in line with the Company's targeted spending for 1995.

    Administrative and general expenses increased $1.2 in 1995, but decreased as a percent of net sales to 3.6% from 4.0% in 1994. The increase in expenses was the result of the full-year impact of costs added in the second half of 1994 as the Company started up certain functions as a result of becoming an independent public company.

    Interest and other income (expense), net, decreased $1.8 principally as a result of decreased interest income on lower cash balances and a gain from the sale of certain assets related to a minor product line which was included in the third quarter of 1994.

     Except for the partial reversal of the tax valuation allowance of $193.0 in the fourth quarter of 1995, the income tax provision in each period was based on the estimated effective tax rate for the full year.

     Equity in net earnings of associated companies for 1995 increased $3.8 from 1994. Increased earnings were recorded by CYRO Industries as a result of higher selling prices and increased sales of methyl methacrylate monomer due to a plant expansion. Earnings from Criterion Catalyst Company also improved due to higher selling volume, particularly of new and improved products. These increases were partially offset by losses from Mitsui-Cytec due to expenses associated with the start-up of a new resins manufacturing facility and the shutdown of an existing resins facility.

     Dividends on preferred stock were lower than the prior year period due to the repurchase of all of the Series A Stock and Series B Stock. The reduced dividends, offset in part by lower interest income and higher interest expense from these transactions as well as the reduced fully diluted common shares outstanding, had a positive impact of approximately $0.15 for the full year on fully diluted earnings per common share. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition."

     Net earnings available for common stockholders reflected a $195.2 reduction recorded in the fourth quarter of 1995 upon the completion of the repurchase of the Series B Stock. The $195.2 represented the excess of the repurchase price of the Series A Stock and Series B Stock over the related book value.

                        LIQUIDITY AND FINANCIAL CONDITION

At December 31, 1996, the Company's cash balance was $20.4, an increase of $8.4 from year end 1995.

     Net cash flows provided by operating activities totaled $170.8 for the year ended December 31, 1996, compared with $160.8 in the same period of 1995. Cash was favorably impacted on by increased net earnings, after adjusting for the partial reversal of the tax valuation allowance in 1995, and improved accounts receivable due to lower days outstanding. Inventory levels increased primarily in the international regions as the Company expanded its presence outside of the United States. Other liabilities decreased primarily as a result of increased environmental spending in 1996 as more projects reached the remediation phase of activity.

     Environmental remediation spending for the years ended December 31, 1996, 1995 and 1994, was $26.8, $22.1, and $15.7, respectively. There can be no assurances that the Company's annual cash expenditures will not be higher in the future.

     While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs which, in management's opinion, will not have a material effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amount. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence. See Note 9 of the Notes to the Consolidated Financial Statements with respect to environmental matters.

     The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a materially adverse effect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

     Net cash flows used for investing activities totaled $41.0. Capital expenditures for the year ended December 31, 1996 of $72.5 were lower than for the corresponding period in 1995 due primarily to the acrylonitrile expansion which was completed in 1995. Capital expenditures for the year 1997 are expected to be in the range of $90.0 to $95.0.

     During 1996, the Company received $25.0 from its associated company, CYRO Industries, as a return of capital. CYRO Industries financed the distribution in part by bank borrowings of $40.0. Also during the fourth quarter of 1996, the Company sold the majority of the assets of its aluminum sulfate business and received approximately $11.0 in cash proceeds before taxes.

     The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures in 1997.

     Net cash flows used for financing activities totaled $121.5 compared with $161.0 in 1995. In 1995 the Company repurchased its Series A Stock and the Series B Stock for a total of $395.1. Partially offsetting the above use of cash in 1995 were proceeds from the


Company's stock offering, net of discount and expenses, of $181.2 and net borrowings of $66.0. The reduction in preferred stock dividend payments of $14.4 favorably affected net cash flows used for financing activities in 1996. Net cash flows used for financing activities in 1996 were principally affected by the purchase of treasury stock of $148.7. In February 1996, the Board of Directors approved a program to repurchase up to 1,700,000 (pre-split basis) shares of the Company's common stock, of which approximately 885,400 shares were repurchased prior to the Company's three-for-one stock split in July 1996. The remaining authorized balance was adjusted for the stock split to bring the total shares authorized for repurchase to approximately 3,329,200. Pursuant to this program, for the year ended December 31, 1996, the Company repurchased approximately 3,033,000 shares of its common stock on the open market (equivalent to 4,803,800 on a post-split basis) at a cost of approximately $148.7, leaving 296,200 shares remaining authorized to be repurchased. The Company anticipates completing its current stock repurchase program during the first quarter of 1997. Depending on the level, price and timing of repurchases, borrowings may be required. In connection with the repurchase program, the Company wrote put warrants on 1,500,000 shares of its common stock (on a post-split basis) for which it received premiums of approximately $1.7 in cash. At December 31, 1996, all warrants expired at no cost to the Company.

     In June 1995, the Company executed a five-year (due on June 1, 2000) $150.0 unsecured revolving credit facility agreement (the "Credit Agreement"). Funds are available for general corporate purposes including, without limitation, for purposes of making acquisitions permitted under the Credit Agreement. At December 31, 1996 and 1995, outstanding borrowings under the Credit Agreement were $88.0 and $65.0, respectively. At December 31, 1996, the effective interest rate on borrowings was 5.876%, which was based on short-term London Interbank Offered Rate ("LIBOR") plus a .25% margin. The Credit Agreement contains covenants customary for such facilities, including a leverage ratio and fixed charge coverage ratio. Under the terms of the Credit Agreement, the Company had an additional $62.0 available at December 31, 1996.

     The Credit Agreement also provides that it is an event of default if any person other than American Home Products Corporation and its subsidiaries acquires more than 20% of the voting power of all voting stock of the Company. The Company was in compliance with all material terms, covenants and conditions of the Credit Agreement at December 31, 1996. Other debt was $1.0 at both December 31, 1996 and 1995.

     Under the terms of its Series C Stock, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0, in which case the Company may incur additional debt as long as its debt-to-equity ratio is not more than 0.75-to-1. At December 31, 1996, the Company had $89.0 in debt, $314.3 in equity, as defined in the Series C Stock covenants, and the ability to incur up to an additional $146.7 in debt under the terms of the Series C Stock.

     The Company filed with the Securities and Exchange Commission during 1996 a shelf registration statement (which has yet to become effective) covering $300.0 of senior debt securities which may be offered by the Company from time to time. Proceeds of any sale can be used for general corporate purposes, which may include repayment of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions.

     During 1996 and 1995, the Company made contributions to its VEBA to fund certain employee and retiree health care benefits. The balance in the VEBA trusts at December 31, 1996 and 1995 was $25.2 and $20.0, respectively.

     The Company had foreign currency contracts at December 31, 1996 and 1995. The contracts are utilized by the Company to hedge certain foreign currency denominated receivables and payables and are not used for speculation. All contracts are for periods of six months or less. At December 31, 1996, the Company had net contracts to sell $14.7 of primarily European currencies for U.S. dollars, and Dutch guilders having a value equivalent of $10.4 for other European currencies. At December 31, 1995, the Company had net contracts to sell $25.0 of primarily European currencies for U.S. dollars, and Dutch guilders having a value equivalent of $1.5 for other European currencies. In addition, the Company occasionally hedges to reduce its exposure to future price changes of natural gas used in the Company's manufacturing activities. At December 31, 1996, the Company had contracts to buy natural gas at set future prices with settlement dates through March 31, 1997. The maturity of these contracts highly correlates to the actual purchases of the commodity. The contracts outstanding at December 31, 1996 and 1995, were not material to the Company's consolidated financial statements. During 1996, the Company entered into interest rate swap agreements to manage its debt portfolio. These agreements were immaterial to the Company's financial statements at December 31, 1996. There were no interest rate swaps outstanding at December 31, 1995.

     The impact of inflation on the Company is considered insignificant as the rate of inflation has remained relatively low in recent years.

                                  OTHER MATTERS

On January 31, 1997, the Company completed the sale of its Acrylic Fibers business to a subsidiary of Sterling Chemicals, Inc. The assets transferred include Cytec's plant located near Pensacola, Florida. The Company received approximately $88.0 in cash, subject to certain post-closing adjustments, and received other consideration including the assumption by Sterling of certain contingent and other liabilities, with a value of approximately $15.0. The Company expects to record a gain from this transaction in the first quarter of 1997. Cytec's Acrylic Fibers business had sales of approximately $138.7, $136.1 and $121.1 in 1996, 1995 and 1994, respectively.

     On November 8, 1996, the Company announced a restructuring proposal for its Botlek, Netherlands plant. The restructuring would include a major reengineering of the plant organization, relocation of certain manufacturing operations to other Cytec sites and staff reductions. The proposal was subject to negotiations with the Works Council and the Unions. The negotiations were completed in February and the Company is moving forward with the restructuring. The Company expects to record a charge against earnings in the first quarter of 1997 related to this transaction.

     On January 16, 1997, the Company announced the consolidation of its surfactant and docusate manufacturing at its Willow Island, West Virginia facility. As a result of this consolidation, the Company will close its Linden, New Jersey plant. The phasedown of the Linden facility will occur over approximately the next 18 months. The Company expects to record a charge against earnings in the first quarter of 1997 related to this transaction.

     The Company believes that the impact of the above divestiture and restructurings will have an immaterial effect on the results of operations for 1997.

                                   COMMENTS ON
                           FORWARD-LOOKING STATEMENTS

A number of the statements made by the Company in this Management's Discussion and Analysis, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and its periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements include, among others, statements concerning the Company's outlook for 1997, pricing trends and forces within the industry, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

     All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy, in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Item 8.                 Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEETS

                                                                                                                    December 31,
(Dollars in millions, except share and per share amounts)                                                       1996           1995
------------------------------------------------------------------------------------------------------------------------------------
                                                               ASSETS
Current assets
    Cash and cash equivalents                                                                                $   20.4      $   12.0
    Accounts receivable, less allowance for doubtful accounts of $11.1 in 1996 and $11.6 in 1995                206.5         216.8
    Inventories                                                                                                 105.6          88.1
    Deferred income taxes                                                                                        65.1          74.5
    Other current assets                                                                                         18.7          12.6
        Total current assets                                                                                    416.3         404.0
Equity in net assets of and advances to associated companies                                                    143.7         155.1
------------------------------------------------------------------------------------------------------------------------------------
Plants, equipment and facilities, at cost                                                                     1,339.7       1,317.2
    Less accumulated depreciation                                                                              (757.5)       (711.5)
        Net plant investment                                                                                    582.2         605.7
------------------------------------------------------------------------------------------------------------------------------------
Intangibles resulting from business acquisitions, net of accumulated amortization                                17.1          18.0
Deferred income taxes                                                                                            89.6         107.1
Other assets                                                                                                     12.2           3.9
Total assets                                                                                                 $1,261.1      $1,293.8
------------------------------------------------------------------------------------------------------------------------------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                                       $  101.3        $   98.3
    Accrued expenses                                                                                          205.1           218.3
    Income taxes payable                                                                                        6.4             1.1
        Total current liabilities                                                                             312.8           317.7
------------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                                 89.0            66.0
Other noncurrent liabilities                                                                                  544.9           567.2
------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
    Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000 shares,
        Series C, $.01 par value at liquidation value of $25 share                                              0.1             0.1
    Common Stock $.01 par value per share, 75,000,000 shares authorized, issued
        48,377,683 shares in 1996, 48,315,193 shares in 1995                                                    0.5             0.2
    Additional paid-in capital                                                                                229.7           222.6
    Retained earnings                                                                                         217.9           117.8
    Unearned compensation                                                                                      (2.4)           (2.6)
    Additional minimum pension liability                                                                       --              (5.4)
    Accumulated translation adjustments                                                                         8.8            10.3
    Treasury stock, at cost, 2,883,485 shares in 1996, 6,917 shares in 1995                                  (140.2)           (0.1)
        Total stockholders' equity                                                                            314.4           342.9
Total liabilities and stockholders' equity                                                                 $1,261.1        $1,293.8
------------------------------------------------------------------------------------------------------------------------------------

Contingent Liabilities and Commitments (Notes 4 and 9)

See accompanying Notes to Consolidated Financial Statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                Years Ended December 31,
(Dollars in millions, except per share amounts)                                           1996              1995               1994
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 1,259.6         $ 1,260.1          $ 1,101.3
Manufacturing cost of sales                                                              898.1             912.2              817.9
Selling and technical services                                                           140.9             135.9              131.0
Research and process development                                                          40.2              44.2               40.0
Administrative and general                                                                44.3              45.1               43.9
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                 136.1             122.7               68.5
Interest and other income (expense), net                                                  10.0              10.4               12.2
Interest expense                                                                           4.0               1.0                0.1
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                             142.1             132.1               80.6
Income tax provision (benefit)                                                            56.9            (136.2)              34.6
Earnings before earnings of associated companies                                          85.2             268.3               46.0
Equity in net earnings of associated companies                                            14.9              13.9               10.1
Net earnings                                                                             100.1             282.2               56.1
------------------------------------------------------------------------------------------------------------------------------------
Dividends on preferred stock                                                              --               (10.7)             (14.6)
Excess of repurchase price over related book value of
    Series A Stock and Series B Stock                                                     --              (195.2)              --
Net earnings available for common stockholders                                       $   100.1         $    76.3          $    41.5
Earnings per common share

    Primary                                                                          $    2.01         $    1.80          $    1.05
    Fully diluted                                                                    $    2.01         $    1.43          $     .84
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Years Ended December 31,
(Dollars in millions)                                                                        1996             1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) operating activities
Net earnings                                                                              $ 100.1          $ 282.2          $  56.1
Noncash items included in net earnings:
    Equity in undistributed net earnings of associated companies                            (14.6)           (17.2)            (9.9)
    Depreciation                                                                             79.7             83.0             78.1
    Amortization                                                                              9.3              6.9              7.9
    Deferred income taxes                                                                    23.7           (181.6)            (7.9)
    Other                                                                                    --               --               (1.2)
Changes in operating assets and liabilities:
    Accounts receivable                                                                       7.6              6.3            (18.7)
    Inventories                                                                             (18.4)           (12.4)             0.5
    Accounts payable                                                                          3.7              4.8            (10.8)
    Accrued expenses                                                                         (3.2)            (9.4)            60.1
    Income taxes payable                                                                     10.5             (4.2)             5.8
    Other assets                                                                             (5.9)            11.1              4.4
    Other liabilities                                                                       (21.7)            (8.7)            (1.9)
Net cash flows provided by operating activities                                             170.8            160.8            162.5
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) investing activities
    Additions to plants, equipment and facilities                                           (72.5)           (97.2)          (116.1)
    Proceeds from dispositions of businesses and sale of assets                              13.5             --               31.1
    Return of capital from associated companies                                              25.0             --               --
    Change in other assets                                                                   (7.0)            11.4            (11.2)
Net cash flows used for investing activities                                                (41.0)           (85.8)           (96.2)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) financing activities
    Purchase of treasury stock                                                             (148.7)            --               (0.1)
    Change in long-term borrowings                                                           23.0             66.0             --
    Proceeds from exercise of stock options                                                   2.5              1.3             --
    Proceeds received on sale of put warrants                                                 1.7             --               --
    Proceeds from stock offering, net of discounts and expenses                              --              181.2             --
    Purchase of Series A Stock                                                               --              (90.0)            --
    Purchase of Series B Stock                                                               --             (305.1)            --
    Dividend payments on preferred stock                                                     --              (14.4)           (11.5)
Net cash flows used for financing activities                                               (121.5)          (161.0)           (11.6)
Effect of exchange rate changes on cash and cash equivalents                                  0.1              0.3             (0.5)
------------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                              8.4            (85.7)            54.2
Cash and cash equivalents, beginning of year                                                 12.0             97.7             43.5
Cash and cash equivalents, end of year                                                    $  20.4          $  12.0          $  97.7
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY

Years Ended December 31, 1996, 1995 and 1994,

                                                                Additional
                                          Preferred     Common    Paid-In      Retained
(Dollars in millions)                         Stock      Stock    Capital      Earnings
-----------------------------------------------------------------------------------------
Balance at December 31, 1993               $    0.1   $    0.1   $   23.7      $   --
Net earnings                                   --         --         --            56.1
Dividends on preferred stock                   --         --         --           (14.6)
Award of, and changes in, per-
    formance and restricted stock              --         --         10.5          --
Amortization of performance
    and restricted stock                       --         --         --            --
Purchase of treasury stock                     --         --         --            --
Translation adjustment                         --         --         --            --
-----------------------------------------------------------------------------------------
Balance at December 31, 1994                    0.1        0.1       34.2          41.5
Net earnings                                   --         --         --           282.2
Dividends on preferred stock                   --         --         --           (10.7)
Award of, and changes in, per-
    formance and restricted stock              --         --          4.9          --
Amortization of performance
    and restricted stock                       --         --         --            --
Issuance of common stock
    from stock offering                        --          0.1      181.1          --
Excess of repurchase price over
    related book value of Series A
    Stock and Series B Stock                   --         --         --          (195.2)
Proceeds received from stock options           --         --          1.3          --
Tax benefit on stock options                   --         --          1.1          --
Additional minimum
    pension liability                          --         --         --            --
Translation adjustment                         --         --         --            --
-----------------------------------------------------------------------------------------
Balance at December 31, 1995                    0.1        0.2      222.6         117.8
Net earnings                                   --         --         --           100.1
Award of, and changes in, per-
    formance and restricted stock              --         --          7.7          --
Amortization of performance and
    restricted stock                           --         --         --            --
Three-for-one stock split                      --          0.3       (0.3)         --
Purchase of treasury stock                     --         --         --            --
Exercise of employee stock options             --         --         (8.5)         --
Proceeds received from stock
    options and put warrants                   --         --          4.2          --
Tax benefit on stock options                   --         --          4.0          --
Additional minimum pension
    liability                                  --         --         --            --
Translation adjustment                         --         --         --            --
Balance at December 31, 1996               $    0.1   $    0.5   $  229.7      $  217.9
-----------------------------------------------------------------------------------------

                                                       Minimum     Accumulated
                                          Unearned     Pension     Translation    Treasury
(Dollars in millions)                 Compensation   Liability     Adjustments      Stock           Total
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1993               $ --          $ --          $  7.3        $ --          $ 31.2
Net earnings                                 --            --            --            --            56.1
Dividends on preferred stock                 --            --            --            --           (14.6)
Award of, and changes in, per-
    formance and restricted stock           (10.5)         --            --            --            --
Amortization of performance
    and restricted stock                      6.4          --            --            --             6.4
Purchase of treasury stock                   --            --            --            (0.1)         (0.1)
Translation adjustment                       --            --             4.3          --             4.3
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                 (4.1)         --            11.6          (0.1)         83.3
Net earnings                                 --            --            --            --           282.2
Dividends on preferred stock                 --            --            --            --           (10.7)
Award of, and changes in, per-
    formance and restricted stock            (4.9)         --            --            --            --
Amortization of performance
    and restricted stock                      6.4          --            --            --             6.4
Issuance of common stock
    from stock offering                      --            --            --            --           181.2
Excess of repurchase price over
    related book value of Series A
    Stock and Series B Stock                 --            --            --            --          (195.2)
Proceeds received from stock options         --            --            --            --             1.3
Tax benefit on stock options                 --            --            --            --             1.1
Additional minimum
    pension liability                        --            (5.4)         --            --            (5.4)
Translation adjustment                       --            --            (1.3)         --            (1.3)
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                 (2.6)         (5.4)         10.3          (0.1)        342.9
Net earnings                                 --            --            --            --           100.1
Award of, and changes in, per-
    formance and restricted stock            (8.2)         --            --             0.1          (0.4)
Amortization of performance and
    restricted stock                          8.4          --            --            --             8.4
Three-for-one stock split                    --            --            --            --            --
Purchase of treasury stock                   --            --            --          (148.7)       (148.7)
Exercise of employee stock options           --            --            --             8.5          --
Proceeds received from stock
    options and put warrants                 --            --            --            --             4.2
Tax benefit on stock options                 --            --            --            --             4.0
Additional minimum pension
    liability                                --             5.4          --            --             5.4
Translation adjustment                       --            --            (1.5)         --            (1.5)
Balance at December 31, 1996               $ (2.4)       $ --          $  8.8        $(140.2)      $314.4
----------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (Dollars in millions, except share amounts, unless otherwise indicated)

                                   1. GENERAL

On December 17, 1993 (the "Effective Date"), Cytec Industries Inc. (the "Company") was formed and became an independent public company. American Cyanamid Company ("Cyanamid") distributed all of the Company's common stock to existing Cyanamid stockholders (the "Distribution"). Cyanamid retained 100% of the preferred stock issued by the Company. In 1995, the Company repurchased all of its Series A Cumulative Adjustable Preferred Stock ("Series A Stock") and Series B Cumulative Convertible Preferred Stock ("Series B Stock"). Prior to the Effective Date, the Company was operated as Cytec Industries, a business unit of Cyanamid. In connection with the Distribution, the Company assumed substantially all of the assets and liabilities (including certain liabilities pertaining to environmental matters, retiree health care and life insurance obligations and pension liabilities) of Cyanamid's global chemicals businesses. During 1994 Cyanamid was acquired by American Home Products Corporation.

                                  2. SUMMARY OF
                               ACCOUNTING POLICIES

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. Operations outside the United States, Canada and Europe are generally included on a fiscal year basis ending November 30. In prior years, European operations were also reported on a November 30 fiscal year basis. The effect of the change to current month reporting is reflected in other income for 1996 and is not considered material to the results of operations. The equity method of accounting is used for investments in associated companies (all 50% owned).

Foreign Currency Translation. For most of the Company's international operations, all elements of financial statements are translated into U.S. dollars using current exchange rates, with translation adjustments accumulated in stockholders' equity. For other international operations, certain financial statement amounts are translated at historical exchange rates with all other assets and liabilities translated at current exchange rates and the resultant translation adjustments for these operations recorded in earnings. These international operations are generally in hyperinflationary economies, all of which are in Latin America.

Depreciation and Amortization. Depreciation is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets. When such depreciable assets are sold or otherwise retired from service, their cost, less amounts realized on sale or salvage, is charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or install equipment for protection of the environment, are capitalized. Intangibles resulting from business acquisitions are carried at cost and amortized over a period of up to 40 years unless, in the opinion of management, their lives are limited, or they have sustained a permanent diminution in value, in which case they are either immediately charged to operations or amortized over lesser periods.

Cash and Cash Equivalents. Securities with maturities of three months or less when purchased are considered to be cash equivalents.

Financial Instruments. The carrying values of financial instruments (principally cash and cash equivalents, accounts receivable, other assets, accounts payable and long-term debt) included in the Company's consolidated balance sheets approximated fair values at December 31, 1996 and 1995. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The Company also uses derivative, or off-balance sheet, financial instruments to manage exposure to fluctuations in interest rates, foreign exchange rates and certain raw material prices. Derivative financial instruments currently utilized by the Company include interest rate swaps, foreign currency exchange contracts and forward commodity contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

     Interest rate swap agreements are used to manage the Company's debt portfolio and involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amounts. The interest differential to be paid or received on the Company's indebtedness is accrued as interest rates change and recognized as an adjustment to interest expense in the statement of income.

     Foreign currency exchange contracts are utilized by the Company to hedge receivables and payables, primarily intercompany accounts denominated in a currency other than the functional currency of the business. The financial impact of contracts involving intercompany accounts are eliminated in consolidation. Other transactions' gains or losses are deferred and included in the basis of the transaction when it is settled.

     Forward commodity contracts consist of natural gas contracts traded on organized exchanges for the purpose of hedging anticipated natural gas purchases. Gains and losses on these contracts are offset and are recognized as an adjustment of the purchase price of the hedged inventory item.

Inventories. Inventories are carried at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out (FIFO) or average cost method.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income taxes have been provided for, assuming repatriation of substantially all of the undistributed earnings of the Company's foreign subsidiaries and associated companies.

Postretirement and Postemployment Benefits. The Company sponsors postretirement and postemployment benefit plans. The net periodic costs are recognized for these plans as employees render the service necessary to earn the related benefits.

Earnings per Share. Primary earnings per share are based on earnings after preferred stock dividend requirements and in 1995, the excess of the repurchase price over the related book value of Series A Stock and Series B Stock. The resulting net earnings available for common stockholders is divided by the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents (based on 49,678,000 in 1996, 42,368,000 in 1995 and 39,450,477 in 1994). Fully diluted earnings per share are computed as above, except that in 1995 the Series B Stock (through the date of redemption) was assumed to be converted into common stock as of the beginning of each period presented and the related dividend is added back to the primary earnings (based on 49,913,000 in 1996, 56,903,000 in 1995 and 57,116,100 in 1994).

Stock-Based Compensation. Effective as of January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") 123, "Accounting For Stock-Based Compensation." SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded. Compensation cost for performance and restricted stock is recorded based on the quoted market price of the Company's common stock at the end of the period through the date of vesting. The fair value of the stock is charged to stockholders' equity and amortized to expense over the performance periods. Compensation cost for stock appreciation rights payable in cash is amortized to expense over the maturity period. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS 123.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Adoption of this Statement did not have an impact on the Company's financial position or results of operations as the Company previously followed the basic tenets of this statement.

Risks and Uncertainties. The Company is engaged primarily in the manufacture and sale of a highly diversified line of chemical products throughout the world. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of government agencies. The occurrence of material operational problems, including but not limited to the above events, may have a materially adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties.

     The Company's operations are also subject to various hazards incidental to the production of industrial chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence involving the Company may result in the Company being named as a defendant in lawsuits potentially asserting large claims.

     The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. No single customer accounted for more than 5% of the Company's net sales. The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swaps and other risk management instruments. The counterparties to these transactions are major financial institutions and organized exchanges, thus the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

     In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities and pro forma compensation expense to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.


                               3.DISPOSITIONS AND
                               OTHER TRANSACTIONS




In April of 1994, the Company and its partner ("Partner") in its former phosphate mining business negotiated the early buyout of certain notes receivable from a third party, in which the Company received $18.3 for its share. In June of 1994, the Company and its Partner also sold certain assets related to the Company's former phosphate mining business.The Company received $22.3 as its share of the proceeds in the third quarter of 1994. In July of 1994, the Company received $13.3 from LaRoche Industries for a 50% interest in the Company's ammonia manufacturing facility. The result of this transaction was to create a manufacturing joint venture between subsidiaries of LaRoche Industries and the Company. These transactions did not have a material effect on the Company's 1994 operating results.

     On December 6, 1996, the Company completed the sale of the majority of the assets of its aluminum sulfate business to GEO Specialty Chemicals, Inc., of Cleveland, Ohio. The transaction included seven manufacturing plants in the Southeast and a kaolin calcining plant and associated reserves in Andersonville, Georgia. The Company received cash proceeds of approximately $11.0 from the sale. This transaction did not have a material effect on the Company's 1996 operating results.

                            4. FINANCIAL INSTRUMENTS

The Company occasionally utilizes derivative, or off-balance sheet, financial instruments to manage its exposure to fluctuations in interest rates, foreign exchange rates and certain raw material prices. The Company does not hold or issue financial instruments for trading or speculative purposes. While these instruments are subject to the risk of loss from changes in exchange and interest rates, and commodity prices, these losses would generally be offset by gains on the related exposures.

     Interest rate swap agreements are used to reduce the Company's exposure to fluctuations in interest rates. As of December 31, 1996, the Company was party to four interest rate swap agreements, each with notional values of $20.0 and maturity dates during 2001. Two of the swaps related to the debt on the Company's consolidated balance sheet and effectively changed its variable rate interest obligations to fixed rate interest obligations. The fixed rates were set at 6.25% and 6.16%, respectively. The two remaining swaps related to the Company's unconsolidated pro rata share of debt under the CYRO Industries joint venture. The first of these swaps changed its fixed interest rate exposure to floating interest rate and was subsequently offset by a swap that converted the variable rate debt back to a fixed rate of 6.37%. The variable interest rate employed on each of the swaps is equal to one-month London Interbank Offered Rate ("LIBOR") plus a margin. The latter two swaps are marked to market on a current basis. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risk. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the agreements. Notional amounts are not included in the consolidated balance sheet. There were no interest rate swaps outstanding at December 31, 1995.

     Foreign currency exchange contracts are utilized by the Company to hedge receivables and payables, primarily intercompany accounts denominated in currencies other than the functional currency of the business. At December 31, 1996, the Company had net contracts to sell $14.7 of primarily European currencies for U.S. dollars, and Dutch guilders having a value equivalent of $10.4 for other

European currencies. All contracts are for periods of six months or less. At December 31, 1995, the Company had net contracts to sell $25.0 of primarily European currencies for U.S. dollars, and Dutch guilders having a value equivalent of $1.5 for other European currencies.

     Forward commodity contracts consist of natural gas contracts traded on organized exchanges for the purpose of hedging anticipated natural gas purchases. The maturity of these contracts highly correlate to the actual purchases of the commodity. Any gains or losses on the contracts will be reflected in the cost of the commodity as it is actually purchased. The contracts outstanding at December 31, 1996 and 1995, were not material to the Company's consolidated financial statements.

     The carrying amounts of derivative financial instruments were immaterial to the Company's consolidated financial statements at December 31, 1996 and 1995. The fair values of these financial instruments and the methods and assumptions used to determine such values are as follows:

Interest Rate Swaps: The fair values of the Company's interest rate swaps were estimated based on valuations from financial institutions and represent the estimated amounts that the Company would receive or pay to terminate the agreement at December 31. At December 31, 1996, these fair value valuations were immaterial to the Company's consolidated financial statements. There were no swaps outstanding at December 31, 1995.

Foreign Currency Exchange Contracts: The fair values of short-term foreign currency exchange contracts were $25.0 and $26.5 at December 31, 1996 and 1995, respectively, based on exchange rates at December 31.

Forward Commodity Contracts: The fair values of the Company's forward commodity contracts were estimated based on available quoted market prices at December 31. The fair values at December 31, 1996 and 1995 were immaterial to the Company's consolidated financial statements.

         5. EQUITY IN NET ASSETS OF AND ADVANCES TO ASSOCIATED COMPANIES

The Company has a 50% interest in each of five associated companies: CYRO Industries, Criterion Catalyst Company, Mitsui-Cytec, Dyno-Cytec and AC Molding Compounds.

     The aggregate cost of investments in associated companies accounted for under the equity method was $40.4 at December 31, 1996 and 1995. Summarized financial information for the Company's investments in and advances to associated companies as of and for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                                                                               Years Ended  December 31,
                                                                                  1996                   1995                   1994
Net sales                                                                      $ 600.7                $ 601.3                $ 500.7
Gross profit                                                                     154.1                  146.8                  123.1
Net earnings                                                                      52.2                   50.9                   33.3
The Company's share of net
    earnings, less taxes
    provided by the Company                                                    $  14.9                $  13.9                $  10.1
------------------------------------------------------------------------------------------------------------------------------------
Current assets                                                                 $ 292.3                $ 268.7                $ 251.5
Noncurrent assets                                                                304.4                  265.2                  228.5
Total assets                                                                   $ 596.7                $ 533.9                $ 480.0
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                            $ 144.9                $ 114.9                $ 106.0
Noncurrent liabilities                                                           153.4                  103.3                   96.4
Equity                                                                           298.4                  315.7                  277.6
Total liabilities and equity                                                   $ 596.7                $ 533.9                $ 480.0
The Company's share of equity                                                  $ 149.2                $ 157.9                $ 138.8
------------------------------------------------------------------------------------------------------------------------------------

     Sales to associated companies (primarily CYRO Industries) amounted to $40.0, $34.0 and $23.8 in 1996, 1995 and 1994, respectively. Purchases from associated companies were immaterial.

                                 6. INVENTORIES

At December 31, 1996 and 1995, LIFO inventories comprised approximately 59% and 62%, respectively, of consolidated inventories.

                                                          1996             1995

Finished goods                                         $  85.7          $  77.4
Work in progress                                          16.9             15.4
Raw materials and supplies                                53.7             51.7
--------------------------------------------------------------------------------
                                                         156.3            144.5
Less reduction to LIFO cost                              (50.7)           (56.4)
Total inventories                                      $ 105.6          $  88.1
--------------------------------------------------------------------------------

                       7. PLANTS, EQUIPMENT AND FACILITIES




                                                                 1996       1995

Land and land improvements                                   $   42.6   $   41.5


Buildings                                                       143.8      149.0


Machinery and Equipment                                       1,093.3    1,059.4
Construction in progress                                         60.0       67.3

Plants, equipment and facilities, at cost                    $1,339.7   $1,317.2
--------------------------------------------------------------------------------

                                8. LONG-TERM DEBT

In June 1995, the Company executed a five-year (due on June 1, 2000) $150.0 unsecured revolving credit facility agreement (the "Credit Agreement"). Funds are available for general corporate purposes of the Company and its subsidiaries including, without limitation, for purposes of making acquisitions permitted under the Credit Agreement. At December 31, 1996 and 1995, outstanding borrowings under the Credit Agreement were $88.0 and $65.0, respectively. At December 31, 1996, the effective interest rate on borrowings was 5.876%, which was based on short-term LIBOR rates plus a .25% margin. The Credit Agreement contains covenants customary for such facilities, including a leverage ratio and fixed charge coverage ratio. Under the terms of the Credit Agreement, the Company had an additional $62.0 available at December 31, 1996. The Credit Agreement also provides that it is an event of default if any person other than American Home Products Corporation and its subsidiaries acquires more than 20% of the voting power of all voting stock of the Company. The Company was in compliance with all material terms, covenants and conditions of the Credit Agreement at December 31, 1996. Other debt was $1.0 at both December 31, 1996 and 1995. The aggregate fair value of the Company's debt approximates its carrying value due to the variable nature and frequent repricing of the debt which is based on market conditions.

     Under the terms of its Series C Cumulative Preferred Stock ("Series C Stock"), the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0, in which case the Company may incur additional debt as long as its debt-to-equity ratio is not more than 0.75-to-1. At December 31, 1996, the Company had $89.0 in debt, $314.3 in equity, as defined in the Series C Stock covenants, and the ability to incur up to an additional $146.7 in debt under the terms of the Series C Stock.

                            9. ENVIRONMENTAL MATTERS
                AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 65 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

     It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

     In accordance with the above policies, as of December 31, 1996 and 1995, the aggregate environmental related accruals were $177.5 and $198.3, respectively, of which $25.0 was included in accrued expenses in 1996 and $23.0 in 1995, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the years ended December 31, 1996, 1995 and 1994, was $26.8, $22.1 and $15.7, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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

     Rental expense under property and equipment leases was $12.5 in 1996, $13.3 in 1995 and $13.4 in 1994. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996, are:

                                                                    Operating
                                                                       Leases
1997                                                                    $ 8.5
1998                                                                      7.0
1999                                                                      6.5
2000                                                                      6.1
2001                                                                      5.7
Thereafter                                                                6.1

Total minimum lease payments                                            $39.9
--------------------------------------------------------------------------------

     At December 31, 1996 and 1995, the Company had $13.9 and $15.3, respectively, of letters of credit outstanding for environmental and insurance related matters.

                                10. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994, is based on earnings before income taxes as follows:

                                        1996             1995             1994

Domestic                                $116.8           $107.8           $ 61.8
Foreign                                   25.3             24.3             18.8
Total                                   $142.1           $132.1           $ 80.6
--------------------------------------------------------------------------------

     The components of the provision (benefit) for the years ended December 31, 1996, 1995 and 1994, are composed of the following:

                                                1996        1995          1994

Current:
    Federal                                     $20.2       $ 25.2        $28.1
    Foreign                                       6.6          9.3         10.1
    Other, principally state                      2.2          6.9          6.3
Total                                           $29.0       $ 41.4        $44.5
--------------------------------------------------------------------------------

Deferred:
    Federal                                     $22.2       $(157.9)      $(8.4)
    Foreign                                       1.3          1.1         (0.6)
    Other, principally state                      4.4        (20.8)        (0.9)
Total                                           $27.9       $(177.6)      $(9.9)

Total income tax
    provision (benefit)                         $56.9       $(136.2)      $34.6
--------------------------------------------------------------------------------

     Domestic and foreign earnings of consolidated companies before income taxes include all earnings derived from operations in the respective U.S. and foreign geographic areas, whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated.

     The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows:

                                                          1996           1995

Deferred tax assets:
    Allowance for bad debts                               $  4.7         $  6.7
    Employee benefit accruals                                6.9            8.1
    Insurance accruals                                       9.8            9.0
    Operating accruals                                      23.7           25.1
    Inventory                                                8.8            8.2
    Environmental accruals                                  66.9           78.0
    Postretirement obligations                             157.0          157.4
    Other                                                   12.0           14.2
Gross deferred tax assets                                  289.8          306.7
Valuation allowance                                        (24.4)         (24.4)
Net deferred tax assets                                    265.4          282.3
--------------------------------------------------------------------------------

Deferred tax liabilities:
    Plants, equipment and facilities                       (99.3)         (89.3)
    Other                                                  (11.4)         (11.4)
Gross deferred tax liabilities                            (110.7)        (100.7)
Net deferred tax assets                                   $154.7         $181.6
--------------------------------------------------------------------------------

     In the fourth quarter of 1995, the Company made a partial reversal of $193.0 of the previously established valuation allowance. The amount of this reversal represented the Company's best estimate of the tax benefits which, more likely than not, will be realized in future periods. Based on the Company's most recent review of its tax position, no adjustment of the valuation allowance was made in 1996.

     A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:

                                               1996         1995          1994

Federal income tax rate                        35.0%        35.0%         35.0%
Valuation allowance adjustment                 --         (146.3)         --
Income subject to other than
    the federal income tax rate                 0.2          1.8           1.3
State taxes, net of
    federal benefits                            2.4          4.1           4.6
Tax on undistributed
    foreign earnings                           --            0.2           3.0
Other, net                                      2.4          2.1          (0.9)
Effective tax rate                             40.0%      (103.1)%        43.0%
--------------------------------------------------------------------------------

                              11. RETIREMENT PLANS

The Company has defined benefit pension plans that cover employees in the United States and a number of foreign countries. A separate pension plan is maintained from which benefits solely attributable to Cyanamid service will be paid (the "Past Service Retirement Plan"). Under certain circumstances, the Company is obligated by the terms of the Series C Stock to make an annual contribution to the Past Service Retirement Plan.The Company has met the funding requirements for 1996 and 1995 and expects to fund the Past Service Retirement Plan in accordance with the terms of the Series C Stock.

    Net periodic pension expense for the years ended December 31, 1996, 1995 and 1994, included the following components:

                                               1996          1995          1994

Service cost                                $   9.0       $   7.4       $   8.3
Interest cost on projected
    benefit obligation                         15.5          14.2          11.7
Actual (return) loss on
    plan assets                               (20.8)        (23.5)          3.5
Net amortization and deferral                   7.3          10.5         (14.5)
Net periodic pension expense                $  11.0       $   8.6       $   9.0

    The funded status as of December 31, 1996 and 1995, for the Company's retirement plans are shown below.

Funded Status                                              1996         1995

Actuarial present value of benefit obligations:
Vested benefit obligations                                 $ 174.3      $ 156.7
Accumulated benefit obligation                               188.5        171.0
--------------------------------------------------------------------------------

Projected benefit obligation                                 221.6        203.7
Plan assets at fair value, primarily
    marketable securities                                    192.0        162.2
--------------------------------------------------------------------------------
Projected benefit obligation
    over plan assets                                          29.6         41.5
Unrecognized net loss                                        (24.1)       (37.0)
Unrecognized prior service cost                               (3.3)        (3.8)
Unrecognized transition asset                                  2.2          2.5
Adjustment required to recognize
    minimum liability                                         --            9.8
--------------------------------------------------------------------------------
Accrued pension cost recognized on
    the Company's balance sheet                            $   4.4      $  13.0
--------------------------------------------------------------------------------

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions," requires recognition in the balance sheet of an additional minimum liability when accumulated benefits are in excess of plan assets. In the fourth quarter of 1995, the Company recorded a $9.8 adjustment, to recognize the minimum liability required primarily under the Past Service Retirement Plan. The adjustment, which had no effect on 1995 earnings, was offset by recording a separate reduction to stockholders' equity of $5.4, net of taxes of $4.4. At December 31, 1996, the minimum liability adjustment of $9.8 was not needed and, accordingly was eliminated since the plan assets exceeded the accumulated benefits.

     The following table sets forth the major assumptions used to determine the above information:

                                          1996          1995         1994

Assumed discount rate                       7.50%        7.25%        8.25%
Assumed rates for
    future compensation
    increases                               4.0-10.0%    3.0-10.0%    4.0-10.0%
Expected long-term rate
    of return on plan assets                9.0%         9.0%         9.0%
--------------------------------------------------------------------------------

                          12. POSTRETIREMENT BENEFITS
                              OTHER THAN PENSIONS

The Company sponsors postretirement and postemployment benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The postemployment plans provide salary continuation, disability related benefits, severance pay and continuation of health costs during the period after employment but before retirement.


    Net periodic postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994, included the following components:

                                               1996          1995          1994

Service cost                                $   1.6       $   1.7       $   1.1
Interest cost                                  22.1          26.3          25.2
Actual return on plan assets                   (0.5)         (0.6)         (0.2)
Net amortization and deferral                  (4.7)         (4.5)         (4.2)
                                            $  18.5       $  22.9       $  21.9
--------------------------------------------------------------------------------

    The accrued postretirement benefit cost recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, includes $20.0 in accrued expenses and $364.7 and $364.6, respectively, in other noncurrent liabilities. The following table presents the plan's funded status at December 31, 1996 and 1995:

                                                            1996        1995
Accumulated postretirement benefit obligation:
    Retirees and surviving spouses                          $ 271.5     $ 300.5
    Fully eligible active plan participants                    38.0        32.5
    Other active plan participants                              8.7         9.2
--------------------------------------------------------------------------------
Total accumulated postretirement
    benefit obligation                                        318.2       342.2
Fair value of plan assets                                      11.5        10.5
--------------------------------------------------------------------------------
Accumulated postretirement benefit
    obligation over fair value of
    plan assets                                               306.7       331.7
Unrecognized net gain (loss)                                   18.9       (10.6)
Unrecognized negative prior service cost                       59.1        63.5

Accrued postretirement benefit cost                         $ 384.7     $ 384.6
--------------------------------------------------------------------------------

     Measurement of the accumulated postretirement benefit obligations ("APBO") was based on actuarial assumptions, including a discount rate of 7.50%, 7.25% and 8.25% at December 31, 1996, 1995 and 1994, respectively. The assumed rate of future increases in the per capita cost of health care benefits (health care cost trend rate) is 9.50% in 1997, decreasing evenly over 5 years to 5.0%, and remaining at that level thereafter. The health care cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the health care cost trend rate by one percentage point in each year would increase the APBO at December 31, 1996, and the 1997 aggregate service and interest cost by approximately $26.4 and $2.2, respectively.


                         13. OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 1996 and 1995, included the following:

                                                           1996          1995

Pensions and other employee benefits                       $  27.7       $  32.9
Other postretirement employee benefits                        20.0          20.0
Salaries and wages                                             7.8           9.4
Environmental                                                 25.0          23.0
Other                                                        124.6         133.0

                                                           $ 205.1       $ 218.3
--------------------------------------------------------------------------------

     Cash payments during the years ended December 31, 1996, 1995 and 1994, included interest of $4.0, $0.5 and $0.1, respectively. Income taxes paid in 1996, 1995 and 1994 were $49.2, $57.2 and $46.6, respectively. Income taxes paid include foreign taxes paid in 1996 and 1995 of $10.7 and $7.2, respectively. Foreign taxes paid in 1994 were considered immaterial.

     Included in accounts receivable at December 31, 1996 and 1995, are miscellaneous receivables of approximately $32.2 and $41.6, respectively.

                            14. STOCKHOLDERS' EQUITY

Stock Split. In June 1996, the Company declared a three-for-one stock split of the Company's common stock effected in the form of a stock dividend. All share and per share data, including stock option information but excluding treasury shares through the date of the distribution of the stock dividend on July 23, 1996, have been restated to reflect the stock split.

Common Stock. The Company is authorized to issue 75 million shares of common stock with a par value of $.01 per share, of which 45,494,198 shares were outstanding at December 31, 1996. On January 27, 1997, the Board of Directors approved, subject to a vote of the stockholders, a proposal to increase the number of authorized shares of common stock to 150 million shares. At December 31, 1996, the Company had reserved approximately 11,714,355 shares for issuance under the 1993 Stock Award and Incentive Plan (the "1993 Plan") described below.

Stock Award and Incentive Plan. The 1993 Plan is administered by a committee of the Board of Directors (the "Committee"). The 1993 Plan provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (including limited stock appreciation rights), restricted stock (including performance shares), restricted stock units, deferred stock awards and dividend equivalents, and other stock or cash-based awards, to be made to selected employees and independent contractors of the Company and its subsidiaries and affiliates at the discretion of the Committee. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors.

     The stock option component of the 1993 Plan provides for the granting of nonqualified stock options to officers, directors and certain key employees at 100% of the market price on the date the option was granted. Options are generally exercisable in cumulative installments of 331/3% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant. A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994, and changes during the year ended on those dates is presented below.

                                                     1996                                  1995                       1994
                                                     ---------------------------------------------------------------------
                                                                   Weighted                     Weighted                   Weighted
                                                                    Average                      Average                    Average
                                                                   Exercise                     Exercise                   Exercise
                                                        Shares        Price          Shares        Price         Shares       Price
------------------------------------------------------------------------------------------------------------------------------------
Shares Under Option:
Outstanding at beginning of year                     4,487,037       $ 6.86       3,924,900       $ 5.44            --         $--
Granted                                                876,130        25.14         850,800        13.16       4,093,440        5.47
Exercised                                             (429,059)        5.78        (245,877)        5.47            --          --
Forfeited                                              (27,912)       14.12         (42,786)        9.62        (168,540)       5.42
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                           4,906,196       $10.18       4,487,037       $ 6.86       3,924,900       $5.44
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end                      2,374,586       $ 6.39       1,239,306       $ 5.46          21,810       $5.42
------------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of
    options granted during the year                                  $10.65                       $ 5.94
------------------------------------------------------------------------------------------------------------------------------------

     The fair value of each stock option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        1996              1995
Expected life (years)                                      6.0              6.0
Expected volatility                                      30.69%           30.69%
Expected dividend yield                                   --               --
Risk-free interest rate                                   5.87%            7.11%

    The following table summarizes information about stock options outstanding at December 31, 1996:

                                                            Options Outstanding                            Options Exercisable

                                                                    Weighted
                                                                      Average         Weighted                             Weighted
                                                                    Remaining          Average                              Average
                                                   Number         Contractual         Exercise               Number        Exercise
Range of Exercise Prices                      Outstanding                Life            Price          Exercisable           Price
------------------------------------------------------------------------------------------------------------------------------------
$ 4.75-10.00                                    3,237,519           7.12 years           $ 5.44           2,084,389           $ 5.43
 11.67-19.58                                      802,297           8.14 years            13.16             288,097            13.16
 25.08-37.75                                      866,380           9.13 years            25.16               2,100            25.08
------------------------------------------------------------------------------------------------------------------------------------
  4.75-37.75                                    4,906,196           7.64 years           $10.18           2,374,586           $ 6.39
------------------------------------------------------------------------------------------------------------------------------------

    The Company has issued performance stock, a form of restricted stock, with restrictions related to the Company's financial performance for the applicable periods. Awards made in 1994 were for the 1994, 1995 and 1996 performance periods, while awards made in 1995 and 1996 were for the 1997 and 1998 performance periods, respectively. Restrictions lapse on the stock upon the attainment of performance criteria established by the Committee which, under certain circumstances, may be revised. The amount of unearned compensation recognized as expense was $8.4 in 1996 and $6.4 in 1995 and 1994, respectively. A summary of restricted stock award activity is as follows:

                                             1996           1995           1994
Outstanding awards -
    beginning of year                     357,936        568,872           --
New awards granted                         58,107         74,226        840,900
Shares with restrictions
    lapsed                               (255,123)      (252,825)      (252,678)
Restricted shares forfeited               (29,616)       (32,337)       (19,350)
Outstanding awards -
    end of year                           131,304        357,936        568,872
--------------------------------------------------------------------------------

Weighted average market
    value of stock
    on award date                        $  23.26       $  13.13       $   5.47
--------------------------------------------------------------------------------

     Included within "Shares with restrictions lapsed" in 1996 above, are 193,935 shares which were forfeited by certain participants. The Company issued these participants equivalent deferred stock awards which will be distributed in the form of shares of common stock, generally, following termination of employment.

     In late 1995, the Company implemented a stock appreciation plan for all eligible active employees which excluded those employees who customarily receive stock options. The stock appreciation units represent a potential payout to employees, in cash, of the difference between the base price of the Company's stock of $20.00 per share and the lesser of the price at term, or $33.33. The stock appreciation units mature 50% at December 31, 1997 and December 31, 1999. In December 1996, the plan was amended to provide for the immediate payout of five hundred dollars per participant which represented 25.0% of the total maximum payout. The compensation cost related to 1996 was $2.2 and was considered immaterial in 1995.

     A summary of changes in common stock issued and treasury stock for the years ended December 31, 1996, 1995 and 1994 follows:

                                                        Common         Treasury
                                                         Stock            Stock

Balance at December 31, 1993                        36,842,377             --
Award of performance stock, net
    of forfeitures                                     791,550             --
Award of restricted stock                               30,000             --
Purchase of treasury stock                                --              6,917
--------------------------------------------------------------------------------
Balance at December 31, 1994                        37,663,927            6,917
Issuance pursuant to public offering                10,363,500             --
Issuance pursuant to stock option plan                 245,877             --
Award of performance stock,
    net of forfeitures                                  41,889             --
--------------------------------------------------------------------------------
Balance at December 31, 1995                        48,315,193            6,917
Purchase of treasury stock                                --          3,033,000
Issuance pursuant to stock option plan                 235,389         (153,676)
Award of performance stock
    and restricted stock                                50,652           (2,485)
Forfeitures and performance
     stock deferrals                                  (223,551)            (271)
--------------------------------------------------------------------------------
Balance at December 31, 1996                        48,377,683        2,883,485

     Shares held in treasury prior to July 23, 1996 were not subject to the stock split.
     There were no dividends declared on common stock in 1996 and 1995.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation costs have been recognized for its stock option plan. The compensation costs that have been charged against income for its restricted stock awards and stock appreciation plan were noted above. Set forth as follows are the Company's net earnings and earnings per share,presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the provisions of SFAS 123:


                                                               1996         1995

Net earnings available for common stockholders:
    As reported                                            $  100.1     $   76.3
    Pro forma                                                  98.0         75.3
Primary earnings per share:
    As reported                                            $   2.01     $   1.80
    Pro forma                                                  1.97         1.77
Fully diluted earnings per share:
    As reported                                            $   2.01     $   1.43
    Pro forma                                                  1.97         1.42
--------------------------------------------------------------------------------

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply for awards prior to 1995, and the Company anticipates granting additional awards in future years.

                              15. PREFERRED STOCK -
                          REDEEMABLE AND NON-REDEEMABLE

The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of the Effective Date, the Company had issued to Cyanamid 8 million shares of preferred stock having an aggregate liquidation and redemption value of $200.0, which included shares of Series A Stock, par value $.01 per share, Series B Stock, par value $.01 per share, and Series C Stock, par value $.01 per share. During 1995, the Company repurchased all of its outstanding Series A Stock and Series B Stock (see "Preferred Stock Repurchase" below).

     The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. The Series C Stock provides Cyanamid with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree health care and life insurance obligations and certain pension contribution obligations in a timely and proper manner, and certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of Cyanamid as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, Cyanamid, as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and, in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with Cyanamid's existing representative, would constitute a majority of the Company's Board of Directors. The Company agreed with Cyanamid in the preferred stock repurchase agreement that it would not redeem the Series C Stock prior to December 16, 1999.

Preferred Stock Repurchase. In August 1995, the Company entered into a preferred stock repurchase agreement with Cyanamid pursuant to which the Company agreed to repurchase all outstanding shares of its Series A Stock and its Series B Stock from Cyanamid. The Company repurchased the Series A Stock on August 23, 1995, for $90.0 plus $1.2 of accrued dividends. On November 7, 1995, the Company repurchased the Series B Stock for $305.1 plus $0.6 of accrued dividends, which was financed by the proceeds of a stock offering of 9.6 million shares of the Company's common stock, $100.0 in borrowings under the Company's Credit Facility and available cash.

     The Series A Stock had an aggregate liquidation value of $95.5 and an aggregate annual dividend of $8.4. The Series B Stock had an aggregate liquidation value of $104.4, an aggregate annual dividend of $6.3, and was also convertible at a conversion price of $6.26 per share into 16,660,611 shares of common stock, or approximately 29.6% of the common stock outstanding on a fully diluted basis (assuming conversion of the Series B Stock) prior to the repurchase.

     The Company also agreed to pay to Cyanamid an additional amount if, during the two-year period commencing on November 7, 1995, any person announces an offer to acquire and thereafter acquires more than 50% of the Company's issued and outstanding common stock (a "Transaction").

     The additional amount will be payable within 30 days following consummation of a Transaction and will equal, subject to antidilution adjustments, 6,297,111 multiplied by the excess, if any, of the purchase price per share of common stock paid in the Transaction over the greater of the average price of common stock during a defined period of time preceding announcement of the Transaction and $17.66. The additional amount payable will be proportionately reduced if the Transaction and any related transactions collectively constitute an offer to acquire less than 100% of the Company. In order to induce the Company to agree to pay such additional amount, Cyanamid agreed on behalf of itself and American Home Products Corporation that, during such two-year period, neither company would directly or indirectly take any action having the purpose of inducing any person to seek to acquire the Company, and Cyanamid further agreed that it would reject any request for a waiver, consent or approval in connection with an offer or possible offer to acquire the Company made to it, including any waiver, consent or approval under the Series C Stock.

     After the repurchase, the shares of the Series A Stock and Series B Stock were retired and assumed the status of authorized but unissued shares of preferred stock, and the Company is not currently authorized to issue any additional shares of Series A Stock or Series B Stock.

                                 16. SUBSEQUENT
                               EVENTS (UNAUDITED)


On January 31, 1997, the Company completed the sale of its Acrylic Fibers business to a subsidiary of Sterling Chemicals, Inc. The assets transferred include Cytec's plant located near Pensacola, Florida. The Company received approximately $88.0 in cash, subject to certain post-closing adjustments, and received other consideration, including the assumption by Sterling of certain contingent and other liabilities, with a value of approximately $15.0. The Company expects to record a gain from this transaction in the first quarter of 1997. Cytec's Acrylic Fibers business had sales of approximately $138.7, $136.1 and $121.1 in 1996, 1995 and 1994, respectively.

     On November 8, 1996, the Company announced a restructuring proposal for its Botlek, Netherlands plant. The restructuring would include a major reengineering of the plant organization, relocation of certain manufacturing operations to other Cytec sites and staff reductions. The proposal was subject to negotiations with the Works Council and the Unions. The negotiations were completed in February and the Company is moving forward with the restructuring. The Company expects to record a charge against earnings in the first quarter of 1997 related to this transaction.

     On January 16, 1997, the Company announced the consolidation of its surfactant and docusate manufacturing at its Willow Island, West Virginia facility. As a result of this consolidation, the Company will close its Linden, New Jersey plant. The phasedown of the Linden facility will occur over approximately the next 18 months. The Company expects to record a charge against earnings in the first quarter of 1997 related to this transaction.

     The Company believes that the impact of the above divestiture and restructurings will have an immaterial effect on the results of operations for 1997.

                                 17. OPERATIONS
                               BY GEOGRAPHIC AREAS


The Company is engaged primarily in the manufacture and sale of a highly diversified line of chemical products.

    Net sales to unaffiliated customers presented below are based upon the sales destination which is consistent with management's view of the business.

     U.S. exports included in net sales are also based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside the United States.

Earnings from operations are also based upon destination and consist of total net sales less operating expenses.

Identifiable assets are those assets used in the Company's operations in each geographic area. Unallocated assets are primarily miscellaneous receivables, construction in progress, and cash and cash equivalents.

                         OPERATIONS BY GEOGRAPHIC AREAS

                                                                   1996       1995       1994
---------------------------------------------------------------------------------------------
Net sales
    United States                                              $  766.6   $  782.2   $  758.7
    Other Americas                                                110.9      100.3       94.5
    Europe, Mideast, Africa                                       219.7      207.1      142.5
    Asia/Pacific Rim                                              162.4      170.5      105.6

Total                                                          $1,259.6   $1,260.1   $1,101.3
---------------------------------------------------------------------------------------------
U.S. exports included in net sales above
    Other Americas                                             $   34.3   $   28.3   $   20.7
    Europe, Mideast, Africa                                        13.9       21.8       23.6
    Asia/Pacific Rim                                              100.4      108.7       54.8

Total                                                          $  148.6   $  158.8   $   99.1
---------------------------------------------------------------------------------------------
Earnings from operations
    United States                                              $   91.9   $   52.6   $   28.8
    Other Americas                                                 19.7       13.2       12.5
    Europe, Mideast, Africa                                        21.2       22.3       11.0
    Asia/Pacific Rim                                                3.3       34.6       16.2

Total                                                          $  136.1   $  122.7   $   68.5
---------------------------------------------------------------------------------------------
Interest, and other income (expense), net                      $   10.0   $   10.4   $   12.2
Interest expense                                                    4.0        1.0        0.1

Earnings before income taxes                                   $  142.1   $  132.1   $   80.6

Equity in net earnings of associated companies                 $   14.9   $   13.9   $   10.1
---------------------------------------------------------------------------------------------
Identifiable assets

    United States                                              $  574.1   $  591.1   $  529.8

    Other Americas                                                106.1      101.2       95.9

    Europe, Mideast, Africa                                       117.4      108.1       95.1

    Asia/Pacific Rim                                               21.6       19.1       16.8
Total                                                          $  819.2   $  819.5   $  737.6

Equity in net assets of and advances to associated companies   $  143.7   $  155.1   $  137.6

Unallocated assets                                             $  298.2   $  319.2   $  324.2

Total assets                                                   $1,261.1   $1,293.8   $1,199.4

---------------------------------------------------------------------------------------------

                              MANAGEMENT STATEMENT

Your management has prepared and is responsible for the accompanying Consolidated Financial Statements. These statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and necessarily include some amounts based on management's estimates and judgments. All financial information in this annual report is consistent with that in the Consolidated Financial Statements.

     The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, and are implemented by trained, skilled personnel with an appropriate segregation of duties. The internal controls are complemented by the Company's internal auditors who conduct regular and extensive internal audits.

     The Company's independent auditors, KPMG Peat Marwick LLP, have audited the Consolidated Financial Statements. Their audits were conducted in accordance with generally accepted auditing standards as indicated in their report.

    The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, composed solely of nonmanagement directors, which meets periodically with management, the internal auditors and the independent auditors to review internal accounting control, auditing and financial reporting matters. The independent auditors and the internal auditors have full and free access to the Audit Committee.

Darryl D. Fry
Chairman and Chief Executive Officer

James P. Cronin
Executive Vice President and Chief Financial Officer
West Paterson, NJ
January 27, 1997
-------------------------------------------------------------------------------


                                   INDEPENDENT
                                AUDITOR'S REPORT

The Board of Directors
and Stockholders
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  KPMG Peat Marwick LLP


Short Hills, NJ
January 27, 1997

                                 QUARTERLY DATA

(Dollars in millions, except per share amounts)                           1Q            2Q            3Q            4Q          Year
------------------------------------------------------------------------------------------------------------------------------------
1996
Net sales                                                          $   304.5     $   318.1     $   321.7     $   315.3     $ 1,259.6
Gross profit1                                                           86.9          91.7          92.1          90.8         361.5
Net earnings                                                            22.6          25.4          26.0          26.1         100.1
Earnings per common share2
    Primary                                                        $     .44     $     .51     $     .53     $     .54     $    2.01
    Fully diluted                                                  $     .44     $     .51     $     .53     $     .54     $    2.01
------------------------------------------------------------------------------------------------------------------------------------
1995
Net sales                                                          $   310.7     $   333.1     $   320.3     $   296.0     $ 1,260.1
Gross profit1                                                           87.2          87.2          85.3          88.2         347.9
Net earnings3                                                           22.1          22.6          22.4         215.1         282.2
Dividends on preferred stock                                             3.7           3.7           2.8           0.5          10.7
Excess of repurchase price over related
    book value of Series A Stock and
    Series B Stock4                                                     --            --            --           195.2         195.2
Earnings per common share2
    Primary                                                        $     .46     $     .47     $     .48     $     .41     $    1.80
    Fully diluted                                                  $     .35     $     .36     $     .37     $     .37     $    1.43
------------------------------------------------------------------------------------------------------------------------------------

1 Gross profit is derived by subtracting manufacturing cost of sales from net sales.

2 The sum of the quarters may not equal the full year primary and fully diluted earnings per share as each period is calculated separately.

3 See Note 10 to the Consolidated Financial Statements for a discussion of the partial reversal of the deferred income tax valuation allowance recorded in the fourth quarter 1995.

4 See Note 15 to the Consolidated Financial Statements for a discussion of the repurchase of Series A Stock and Series B Stock.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

                  Executive Officers

                  Set forth below is certain information concerning the executive officers of the Company. Each such person was first elected to the indicated office with the Company on December 17, 1993 unless otherwise specified, and serves at the pleasure of the Board of Directors of the Company.



   Name                Age                                                                  Positions
   ----                ---         -----------------------------------------------------------------------------------------
D. D. Fry              58          Mr. Fry is Chairman of the Board and Chief Executive Officer of the Company, having also served as President of the Company from its inception until January 7, 1997.  From
                                   January 1991 to December 1993, he was an Executive Vice President of Cyanamid and
                                   President of the Chemicals Group of Cyanamid.

D. Lilley              50          Mr. Lilley was elected President and Chief Operating Officer and a member of the Board of
                                   Directors effective January 8, 1997.  From 1994 until that date, he was a Vice President of
                                   American Home Products Corporation, responsible for the Global Medical Device business.
                                   Prior to that time, he was Vice President and a member of the Executive Committee of
                                   Cyanamid.

S. M. Crum             45          Mr. Crum is an Executive Vice President of the Company.  From March 1992 to December
                                   1993, he was a Group Vice President of the Chemicals Group of Cyanamid.  From April
                                   1991 to March 1992, he was a Vice President, Polymer Products Division of Cyanamid.

J. P. Cronin           43          Mr. Cronin is Executive Vice President and Chief Financial Officer of the Company, having previously served as Vice President and Chief Financial Officer of the Company from its inception until he was elected an Executive Vice President in September 1996.  From
                                   October 1992 to December 1993, he was Controller and Chief Financial Officer of the
                                   Chemicals Group of Cyanamid.  From March 1991 to October 1992, he was Group
                                   Controller, Chemicals Group of Cyanamid.

E. F. Jackman          51          Mr. Jackman is Vice President, General Counsel and Secretary of the Company.  From July
                                   1992 to December 1993, he was General Counsel of the Chemicals Group of Cyanamid.
                                   From January 1991 to July 1992, he was a Manager of the Legal Department of Cyanamid.

H. Porosoff            51          Mr. Porosoff was elected Vice President and Chief Technology Officer of the Company in
                                   June 1995.  From December 1993 to June 1995, he was Vice President, Research and
                                   Development of the Company.  From March 1992 to December 1993, he was Vice President
                                   and Director of Research for the Chemicals Group of Cyanamid.  From January 1989 to
                                   March 1992, he was Director of Chemicals Research for Cyanamid.

J. W. Hirsch           54          Mr. Hirsch is Vice President, Employee Resources of the Company.  From January 1991
                                   to December 1993, he was the Personnel Director of the Chemicals Group of Cyanamid.

K. Shah                48          Mr. Shah was elected Vice President - Corporate Planning and Business Development and
                                   Investor Relations of the Company in December 1995, having previously served as Director,
                                   Corporate Planning and Business Development and Investor Relations since December 1993.
                                   Prior to 1993, he served the Chemicals Group of Cyanamid since 1979 in a number of capacities (primarily planning and business development) including as Director, Planning and
                                   Business Development of the Chemicals Group from 1991 to 1993.

D. M. Drillock         39          Mr. Drillock was elected Controller of the Company in December 1995, having previously served as Controller in a non-officer capacity since December 1993.  Prior to this, he served the Chemicals Group of Cyanamid as Division Controller.

T. P. Wozniak          43          Mr. Wozniak is Treasurer of the Company, having joined the Company in November 1993.
                                   Prior to joining the Company, he served since 1987 as Assistant Treasurer of AMAX Inc.

          The remainder of the information required by this Item is incorporated by reference from pages 1, 2, 8 and 9 of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.

Item 11. Executive Compensation

          The information required by this Item is incorporated by reference from pages 11 through 14 down to "COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT," and from pages 18 and 19 down to "INFORMATION CONCERNING INDEPENDENT PUBLIC ACCOUNTANTS" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item is incorporated by reference from pages 8 and 9 of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

          The information required by this Item is incorporated by reference from page 10 of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) List of Financial Statements:

          Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Income for the Years Ended
            December 31, 1996, 1995, and 1994
          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1996, 1995, and 1994
          Consolidated Statements of Stockholders' Equity for the Years
            Ended December 31, 1996, 1995, and 1994
          Notes to Consolidated Financial Statements

     (a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules for the Years Ended December 31, 1996, 1995, and 1994

          Independent Auditors' Report
          Schedule II - Valuation and Qualifying Accounts

     All schedules, other than indicated above, are omitted because of the absence of the conditions under which they are required or because the information required is shown in the financial statements or notes thereto.

     (a)(3) Exhibits:

      Exhibit No.             Description
      -----------             -----------

          2.1       Transfer and Distribution Agreement**

          2.2       Preferred Stock Repurchase Agreement****

          2.3       Amendment No. 1 to Preferred Stock Repurchase Agreement****

          3.1 Certificate of Incorporation (incorporated by reference to correspondingly numbered exhibit in Quarterly Report on Form 10-Q for Quarter ended September 30, 1996)


          3.2 By-laws (incorporated by reference to correspondingly numbered exhibit in Quarterly Report on Form 10-Q for Quarter ended September 30, 1996)

          4.1       Form of Common Stock Certificate*

          4.4 Certificate of Designations, Preferences and Rights of Series C Preferred Stock**

          4.7       Form of Series C Preferred Stock Certificate*

          10.1      Environmental Matters Agreement**

          10.2      OPEB Matters Agreement**

          10.3      Tax Sharing Agreement**

          10.4      Corporate Services Agreement**

          10.6(a)   Cytec Services Agreement**

          10.6(b)   Consulting Services Agreement**

          10.7 Intellectual Property Agreements (consisting of (i) Assignment of U.S. Patents, (ii) Assignment of U.S. Patent Applications, (iii) Assignment of Foreign Patents and Patent Applications, (iv) Assignment of Records of Invention, (v) Exclusive Patent and Knowhow License, (vi) Option Agreement for Non-Exclusive Patent and Knowhow License, (vii) Non-Exclusive Patent and Knowhow License, (viii) Agreement re access to CL File and (ix) Assignment of Knowhow)**

          10.8      Trademark and Copyright Assignment Agreement**

          10.9(a)   Aminonitrile Manufacturing Services Agreement**

          10.10     Shared Facility and Distribution Agreements** (consisting of
                    (i) Willow Island Services Agreement, (ii) Willow Island Services Agreement - Cytec to Cyanamid and (iii) Willow Island Ground Lease).

          10.12     Amended and Restated Credit Agreement

          10.13     Executive Compensation Plans and Arrangements

          10.13(a) 1993 Stock Award and Incentive Plan, as amended (incorporated by reference to Exhibit I to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.)

          10.13(b) Form of Performance Stock Award/Performance Cash Award Grant Letter

          10.13(c)  Rule No. 1 under 1993 Stock Award and Incentive Plan

          10.13(d)  Form of Stock Option Grant Letter

          10.13(e) Rule No. 2, as amended, under 1993 Stock Award and Incentive Plan

          10.13(f)  Rule No. 3 under 1993 Stock Award and Incentive Plan*****

          10.13(g) Executive Income Continuity Plan (incorporated by reference to correspondingly numbered exhibit to Quarterly Report on Form 10-Q for quarter ended September 30, 1996)

          10.13(h) Key Manager Income Continuity Plan (incorporated by reference to correspondingly numbered exhibit to Quarterly Report on Form 10-Q for quarter ended September 30, 1996)

          10.13(i)  Employee Income Continuity Plan******

          10.13(j)  Cytec Excess Retirement Benefit Plan***

          10.13(k)  Cytec Supplemental Employees Retirement Plan******

          10.13(l)  Cytec Executive Supplemental Employees Retirement Plan******

          10.13(m)  Compensation Tax Equalization Plan***

          10.13(n)  Cytec Supplemental Savings and Profit Sharing Plan******

          10.13(p) Trust Agreement effective as of January 1, 1994 between Cytec Industries Inc. and First Fidelity Bank N.A.

                    (Exhibit 10.13(p) incorporated by reference to corresponding exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.)

          10.13(q)  Deferred Compensation Plan*****

          10.13(r)  Deferred Compensation Agreement with F. W. Armstrong*****

          10.14 Acrylonitrile Supply agreement between Cyanamid and Manhattan Chemical Inc., dated January 29, 1993*

          10.15 Master Agreement between American Cyanamid Company, et. al. and Shell Oil Company, et. al., dated April 1, 1988*

          10.16 Limited Partnership Agreement between Mivida Corporation, et. al. and Shell Polymers and Catalysts Enterprises, Inc., et. al., dated April 1, 1988*

          10.17 Partnership Agreement between Cyanamid Plastics, Inc., and Rohacryl, Inc., dated July 1, 1976*

          10.18(a) Joint Venture Agreement between Cyanamid Melamine, Inc., and DCP Melamine North America, Inc., dated April 15, 1986*

          10.18(b) Agreement dated April 15, 1986 between Cyanamid and DSM Chemische Production BV, as amended October 24, 1994

                    (Exhibit 10.18(b) incorporated by reference from corresponding exhibit to Annual Report on Form 10-K for year ended December 31, 1994.)

          10.19 Mineral Rights Agreement between Cyanamid, Kerr-McGee Corporation, Brewster Phosphates and International Minerals & Chemical Corporation, dated May 7, 1986*

          10.20 Mineral Lease between Cyanamid, Kerr-McGee Corporation, Brewster Phosphates and International Minerals & Chemical Corporation, dated October 10, 1986*

          10.21(a) Joint Venture Agreement dated as of February 23, 1984 among Cyanamid Overseas Corporation and Dyno Industrier A.S.

          10.21(b) Amendment to Joint Venture Agreement dated as of December 16, 1993, among Cyanamid Overseas Corporation, Dyno Industrier A.S. and Cytec Overseas Corporation

                    (Exhibits 10.21(a) and (b) incorporated by reference from corresponding Exhibit in quarterly report on Form 10-Q for the quarter ended March 31, 1994.)

          10.22(a) Joint Venture Agreement between Cyanamid Methanol, Inc. and MG Fortier, Inc.

          10.22(b) Methanol Sales Agreement between Cyanamid Methanol, Inc. and MG Fortier, Inc.

          10.22(c) Methanol Sales Contract between Fortier Methanol Company and Cyanamid Methanol, Inc.

                    (Exhibits 10.22(a), (b) and (c) incorporated by reference from Exhibits 10(i), 10(j) and 10(k) to quarterly report on Form 10-Q for the quarter ended September 30, 1994.)

          10.23 Asset Purchase Agreement dated as of December 23, 1996 between Sterling Fibers, Inc., Sterling Chemicals, Inc., Sterling Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec Technology Corp. and Cytec Industries, Inc.

          11(a) Historical Earnings Per Share computations for the year ended December 31, 1996

          11(b) Historical Earnings Per Share computations for the year ended December 31, 1995

          11(c) Historical Earnings Per Share computations for the year ended December 31, 1994

          12        Computation of Ratio of Earnings to Fixed Charges

          21        Subsidiaries of the Company

          23 Consent of KPMG Peat Marwick LLP (related to the consolidated financial statements of Cytec Industries Inc. and Subsidiaries)

          24(a-f) Powers of Attorney of F. W. Armstrong, G. W. Burns, L. L. Hoynes, Jr., D. Lilley, W. P. Powell, and J. R. Satrum

          27        Financial Data Schedule

        ----------

          * Incorporated by reference to corresponding exhibit to Registrant's Registration Statement on Form 10, as amended.

          ** Incorporated by reference to corresponding exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

          *** Incorporated by reference to Exhibit 10(a) through (h), respectively, to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

          **** Incorporated by reference to Exhibits 2(b), (Exhibit 2.2) and 2(c) (Exhibit 2.3) and 99(a) (Exhibit 10.12) to Registrant's Registration Statement on Form S-3, Registration No. 33-97328.

          ***** Incorporated by reference to corresponding exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

          ****** Incorporated by reference to exhibits 10.13(i), 10.13(k), 10.13(l) and 10.13(n) to Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYTEC INDUSTRIES INC.
                                         (Registrant)


DATE:  March 27, 1997                    By:/s/D. D. Fry
                                            -------------------------
                                            D. D. Fry
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

DATE:  March 27, 1997                       /s/D. D. Fry
                                            -------------------------
                                            D. D. Fry
                                            Chairman and Chief Executive Officer

      F. W. Armstrong, Director       }

      G. A. Burns, Director           }

      D. Lilley, Director             }  By:/s/E. F. Jackman
                                            -------------------------
                                            Attorney in Fact
      L. L. Hoynes, Jr., Director     }

      W. P. Powell, Director          }

      J. R. Satrum, Director          }




DATE:  March 27, 1997                    /s/J. P. Cronin
                                         ---------------------------------------
                                         J. P. Cronin, Executive Vice President,
                                         Chief Financial and Accounting Officer

                          Independent Auditors' Report


The Board of Directors and Stockholders
Cytec Industries Inc.


Under date of January 27, 1997 we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                              KPMG Peat Marwick LLP

Short Hills, New Jersey
January 27, 1997

                                                                     Schedule II

                              Cytec Industries Inc.
                        Valuation and Qualifying Accounts
                          Year-ended December 31, 1996
                              (Millions of dollars)


                                                                   Additions or (deductions)       Other
                                                   Balance         charged or (credited) to      Additions or        Balance
Description                                        12/31/95                  expenses            (deductions)        12/31/96
-----------                                        --------        -------------------------      -----------        --------

Reserves deducted
from related assets:

Doubtful
accounts                                            $11.6                        --               $(0.5)(1)              $11.1

Total investments
and advances and
other assets                                        $ 7.2                        --                  --                  $ 7.2

                                                                   Additions or (deductions)       Other
                                                   Balance         charged or (credited) to      Additions or        Balance
Description                                        12/31/94                  expenses            (deductions)        12/31/95
-----------                                        --------        -------------------------      -----------        --------

Reserves deducted
from related assets:

Doubtful
accounts                                            $11.6                        --                   --                 $11.6

Total investments
and advances and
other assets                                        $ 7.2                        --                   --                 $ 7.2

                                                                   Additions or (deductions)       Other
                                                   Balance         charged or (credited) to      Additions or        Balance
Description                                        12/31/93                  expenses            (deductions)        12/31/94
-----------                                        --------        -------------------------      -----------        --------

Reserves deducted
from related assets:

Doubtful
accounts                                            $ 9.5                      $ 2.6              $(0.5)(1)              $11.6

Total investments
and advances and
other assets                                        $ 7.2                        --                   --                 $ 7.2

(1)  Principally bad debts written off, less recoveries and exchange

                                  Exhibit Index
                                  -------------

                                                    Page Herein
                                                    -----------
        2.1                                              *
        2.2                                              *
        2.3                                              *
        3.1                                              *
        3.2                                              *
        4.1                                              *
        4.4                                              *
        4.7                                              *
        10.1                                             *
        10.2                                             *
        10.3                                             *
        10.4                                             *
        10.6(a)                                          *
        10.6(b)                                          *
        10.7                                             *
        10.8                                             *
        10.9(a)                                          *
        10.10                                            *
        10.12
        10.13(a)                                         *
        10.13(b)
        10.13(c)
        10.13(d)
        10.13(e)
        10.13(f)                                         *
        10.13(g)                                         *
        10.13(h)                                         *
        10.13(i)                                         *
        10.13(j)                                         *
        10.13(k)                                         *
        10.13(l)                                         *
        10.13(m)                                         *
        10.13(n)                                         *
        10.13(p)                                         *
        10.13(q)                                         *
        10.13(r)                                         *
        10.14                                            *
        10.15                                            *
        10.16                                            *
        10.17                                            *
        10.18(a)                                         *
        10.18(b)                                         *
        10.19                                            *

                                                   Page Herein
                                                   -----------
        10.20                                           *
        10.21(a)                                        *
        10.21(b)                                        *
        10.22(a)                                        *
        10.22(b)                                        *
        10.22(c)                                        *
        10.23
        11(a)
        11(b)
        11(c)
        21
        23
        24 (a-f)
        27

*    Denotes exhibit incorporated by reference