Form 10-Q
period 1997-03-31
CYTEC INDUSTRIES INC/DE/
filed 1997-05-07
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission file number 1-12372
                                               ---------

                              CYTEC INDUSTRIES INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                             22-3268660
     ------------------------------              ------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

                           Five Garret Mountain Plaza
                         West Paterson, New Jersey 07424
                     --------------------------------------
                    (Address of principal executive offices)


                                  201-357-3100
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,529,037 shares of Common Stock, par value $.01 per share were outstanding at March 31, 1997.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                      Page

Part I - Financial Information

    Item 1.  Consolidated Financial Statements

             Consolidated Statements of Income                         3

             Consolidated Balance Sheets                               4

             Consolidated Statements of Cash Flows                     5

             Notes to Consolidated Financial Statements              6-9

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         10-14


Part II -    Other Information

    Item 1.  Legal Proceedings                                      15-17

    Item 6.  Exhibits and Reports on Form 8-K                          18

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of Dollars, except per share amounts)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                    1997             1996
                                                                    ----             ----
Net sales                                                          $306.5           $304.5
Manufacturing cost of sales                                         235.0            217.6
Selling and technical services                                       34.6             34.9
Research and process development                                     10.3             10.3
Administrative and general                                           11.0             11.1
                                                                  -------          -------
Earnings from operations                                             15.6             30.6
Other income (expense), net                                          24.4              1.3
Equity in earnings of associated companies                            4.5              6.6
Interest income (expense), net                                       (0.2)            (0.5)
                                                                  -------          -------
Earnings before income taxes                                         44.3             38.0
Income tax provision                                                 17.4             15.4
                                                                  -------          -------
Net earnings                                                      $  26.9          $  22.6
                                                                  =======          =======
Earnings per common share                                           $0.56            $0.44
Weighted average shares outstanding (including                 47,876,000       51,188,000
common stock equivalents)

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

                                                                                         March 31,          December 31,
                                                                                           1997                 1996
                                                                                         ---------          ------------
Assets
Current assets
  Cash and cash equivalents                                                                 $29.4                 $20.4
  Accounts receivable, less allowance for doubtful accounts of
   $10.0 and $11.1 in 1997 and 1996, respectively                                           199.3                 206.5
  Inventories                                                                                87.7                 105.6
  Deferred income taxes                                                                      62.9                  65.1
  Other current assets                                                                       22.3                  18.7
                                                                                         --------              --------
     Total current assets                                                                   401.6                 416.3

Equity in net assets of and advances to associated companies                                143.2                 143.7
Plants, equipment and facilities, at cost                                                 1,183.1                1339.7
  Less:  accumulated depreciation                                                          (655.7)               (757.5)
                                                                                         --------              --------
     Net plant investment                                                                   527.4                 582.2
Intangibles resulting from business acquisitions,
  net of accumulated amortization                                                            16.8                  17.1

Deferred income taxes                                                                        86.0                  89.6
Other assets                                                                                  6.8                  12.2
                                                                                         --------              --------
                                                                                         $1,181.8              $1,261.1
                                                                                         ========              ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                          $94.7                $101.3
  Accrued expenses                                                                          202.6                 205.1
  Income taxes payable                                                                       27.0                   6.4
                                                                                         --------              --------
     Total current liabilities                                                              324.3                 312.8
Long-term debt                                                                                7.0                  89.0
Other noncurrent liabilities                                                                517.7                 544.9
Stockholders' equity
  Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000 shares, Series C, $.01 par value, at
   liquidation value of $25 per share                                                         0.1                   0.1
  Common stock, $.01 par value per share,75,000,000 shares
   authorized,issued 48,181,264 in 1997 and 48,377,683 in 1996                                0.5                   0.5
  Additional paid-in capital                                                                215.5                 229.7
  Retained earnings                                                                         244.8                 217.9
  Unearned compensation                                                                      (4.1)                 (2.4)
  Accumulated translation adjustments                                                         2.6                   8.8
  Treasury stock at cost, 2,652,227 shares in 1997 and 2,883,485
    shares in 1996                                                                         (126.6)               (140.2)
                                                                                         --------              --------
     Total stockholders' equity                                                             332.8                 314.4
                                                                                         --------              --------
                                                                                         $1,181.8              $1,261.1
                                                                                         ========              ========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                              --------------------
                                                                                              1997            1996
                                                                                              ----            ----
Cash flows provided by (used for) operating activities
 Net earnings                                                                                 $26.9           $22.6
  Non-cash items included in net earnings:
   Equity in undistributed net earnings of associated companies                                (0.4)           (6.0)
   Depreciation                                                                                18.9            20.4
   Amortization                                                                                 0.7             1.0
   Deferred income taxes                                                                        6.3             6.0
   Gain on sale of business                                                                   (22.3)             -
  Changes in operating assets and liabilities, net of effects from sale of businesses
   Accounts receivable                                                                        (20.0)            4.7
   Inventories                                                                                  1.5           (11.0)
   Accounts payable                                                                            (3.8)           (7.6)
   Accrued expenses                                                                             3.3             2.9
   Income taxes payable                                                                        26.4            16.9
   Other assets                                                                                (7.2)           (7.8)
   Other liabilities                                                                          (17.3)           (1.9)
                                                                                             ------          ------
Net cash flows provided by operating activities                                                13.0            40.2
                                                                                             ------          ------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                                              (14.2)          (12.9)
   Proceeds received on sale of assets                                                         94.8              -
   Change in other assets                                                                       7.0             -
                                                                                             ------          ------
Net cash provided by (used for)investing activities                                            87.6           (12.9)
                                                                                             ------          ------
Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                                                  2.9             1.3
   Purchase of treasury stock                                                                 (11.6)          (31.1)
   Change in long-term debt                                                                   (82.0)            3.0
   Proceeds received on sale of put warrants                                                    -               1.4
                                                                                             ------          ------
Net cash flows used for financing activities                                                  (90.7)          (25.4)
                                                                                             ------          ------
Effect of exchange rate changes on cash and cash equivalents                                   (0.9)           (0.2)
                                                                                             ------          ------
Increase in cash and cash equivalents                                                           9.0             1.7
Cash and cash equivalents, beginning of period                                                 20.4            12.0
                                                                                             ------          ------
Cash and cash equivalents, end of period                                                     $ 29.4          $ 13.7
                                                                                             ======          ======

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

 (1)  Basis of Presentation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-K.

      In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996. Such adjustments are of a normal, recurring nature. The statement of income for the three month period ended March 31, 1997 is not necessarily indicative of the results to be expected for the full year.

      Certain reclassifications have been made to the Consolidated Statements of Income for the three month period ended March 31, 1996 to conform to the 1997 presentation.

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

 (2)  Earnings Per Share

      In June, 1996 the Company announced a 3 for 1 stock split of the Company's common stock payable in the form of a stock dividend. The stock dividend was paid July 23, 1996 to stockholders of record as of the close of business on July 2, 1996. Earnings per share calculations for all periods presented were restated to reflect the 3 for 1 stock split.

      Earnings per common share was computed by dividing net income by shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by a new measure called basic earnings per share which excludes the dilutive effect of common stock equivalents. The impact of the new Statement would result in a basic earnings per share which is $.03 and $.02 higher than primary earnings per share for the three months ended March 31, 1997 and 1996, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

 (3)  Inventories

      Components of inventories at March 31, 1997 and December 31, 1996 were as follows:

                                              March 31,        December 31,
                                                1997              1996
                                              ---------        ------------
        Finished goods                        $   64.2          $   85.7
        Work in process                           17.1              16.9
        Raw materials & supplies                  49.3              53.7
                                              --------          --------
                                                 130.6             156.3
        Less reduction in LIFO cost              (42.9)            (50.7)
                                              --------          --------
                                              $   87.7          $  105.6
                                              ========          ========

 (4)  Equity in Earnings of Associated Companies

      Summarized financial information for the Company's equity in earnings of associated companies is as follows:

                                                        Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                    1997             1996
                                                  --------         --------
         Net sales                                $  147.3         $  143.2
         Gross profit                                 36.1             37.4
         Net income                                   10.8             14.3
         The Company's share of earnings of
           associated companies                   $    4.5         $    6.6
                                                  ========         ========

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

 (5)  Contingent Liabilities

      The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive,strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 65 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

      In accordance with the above policies, as of March 31, 1997 and December 31, 1996, the aggregate environmental related accruals were $173.8 and $177.5, respectively, of which $25.0 was included in accrued expenses in 1997 and 1996, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


      March 31, 1997 and 1996 was $5.0 and $3.1, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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

 (6)  Other Financial Information

      Taxes paid for the three months ended March 31, 1997 and 1996 were approximately $1.5 and $2.1, respectively. Interest paid for the three months ended March 31, 1997 and 1996 was approximately $1.0 and $.4, respectively.

      The Company's ratio of earnings to fixed charges for the three months ended March 31, 1997 was 14.6. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest factor plus the Company's share of such charges of associated companies.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter of 1997 versus First Quarter 1996

      Net sales for the first quarter of 1997 were $306.5 as compared to the $304.5 in the first quarter of 1996. Sales for the quarter were impacted by the divestiture of the acrylic fiber product line on January 31, 1997. The Company also exited the alum product line and the technical chemicals product line in the last quarter of 1996. Excluding those three product lines from 1996 and 1997 results, 1997 sales increased 12%.

      Specialty Chemicals sales increased $7.9, or 4.4% excluding the effect of divested product line sales. The Paper and Mining Chemicals product lines had the largest increases as their higher technology products continue to perform well. Selling prices were flat quarter to quarter and the Company expects pricing pressure to continue throughout 1997. Foreign exchange negatively impacted sales by approximately 1.5%, principally in Europe due to the stronger dollar.

      Specialty Materials sales increased $7.3, or 13.6% excluding the effect of the divested acrylic fiber product line sales. This is attributable to the Aerospace Materials product lines as a result of the improving aerospace industry commercial aircraft build rates.

      Building Block sales increased $16.4, or 26.8%. Included in sales for the first quarter of 1997 is $8.4 of sales of acrylonitrile to the purchaser of the acrylic fiber business which prior to the sale was treated as an internal transfer. Sales of Building Blocks were favorably affected by higher selling prices and improving plant operations, particularly in methanol and acrylonitrile. The effect of higher selling prices improved sales by 2.6% although the foreign exchange effect of the stronger dollar, principally in Europe, decreased sales approximately 1.6%.

      Manufacturing cost of sales increased to 76.7% of net sales as compared to 71.5% in the like period of 1996. Included in manufacturing costs for the quarter are restructuring charges of $18.6 relating primarily to manufacturing sites located in Botlek, The Netherlands and Linden, New Jersey. Excluding this charge, manufacturing cost of sales improved 0.9% to 70.6% of net sales when compared to the same period last year. This is the result of an improved product sales mix and the effect of improving plant efficiency and continuing cost reduction programs. Partially offsetting those improvements are higher raw material costs, primarily propylene, natural gas, and formaldehyde. The impact of the stronger dollar also depressed margins although this was mitigated somewhat by the Company's manufacturing presence in Europe.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

      Selling and technical service expenses decreased $0.3 when compared to the same quarter last year, but excluding the effect of divested product lines dollars were up slightly. Sales and technical service spending should continue to increase slightly during the year as the Company continues to focus additional sales effort in the international areas.

      Research and process development costs were flat although spending on technical programs is up quarter to quarter and is on plan for 1997. Patent costs, which are included in research and process development expenses, are down as the prior year included certain litigation expenses.

      Administrative and general expenses decreased slightly and are expected to decline moderately throughout 1997 as overheads associated with the divested product lines are shed.

      Other income (expense), net improved $23.1. This includes a $22.3 gain from the sales of divested product lines.

      Equity in earnings of associated companies decreased $2.1 primarily due to lower earnings at Criterion Catalyst. This is the result of internal problems, an unfavorable product mix and lower selling prices. The internal problems are manufacturing and administrative inefficiencies relating to an infrastructure that has not been able to keep up with Criterion's growth. Criterion has put in place a plan to address these issues.

      Interest income (expense), net improved $0.3 as a result of lower interest expense. This was the result of using proceeds from the sale of the acrylic fiber product line to reduce outstanding debt levels.

      The income tax provision was reduced to a rate of 39% from last year's 41%. This was due to improved tax planning in the state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

      Net earnings increased to $26.9, or 19% from the $22.6 million from the same period last year. Included in this is an after tax charge of $11.3 relating to the restructuring charges mentioned earlier and an after tax gain of $13.6 relating to the divestitures mentioned above. Earnings per share increased to $0.56 from the prior year period of $0.44. This is attributable to the higher earnings and the effect of the Company's first 10% stock repurchase program which was completed in the first quarter of 1997.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

      Liquidity and Financial Condition

      At March 31, 1997, the Company's cash balance was $29.4, an increase of $9.0 from year end 1996.

      Net cash flows from operating activities totaled $13.0, compared to $40.2 in the same period of 1996. A significant factor affecting this decrease was the company's decision to fund $15 million of its post-retirement benefits liability through a contribution to its Voluntary Employee Benefit Association (VEBA) utilizing some of the proceeds from the Acrylic Fibers product line sale. Accounts receivable increased due to higher level of sales after adjusting for divested product lines. Also affecting cash was an increase of $4.0 for performance based payments to employees as a result of the Company's overall performance in 1996. In addition, included in 1996 cash flow from operations is a receipt of approximately $8.0 related to a raw material swap imbalance.

      Net cash flows provided by investing activities totaled $87.6 which compares to the $12.9 million of net cash flows used for investing activities in the like period of 1996. Included in 1997 are proceeds of $94.8 million associated with the sale of the acrylic fibers business and $7.0 associated with the sale of other investments. Capital additions were slightly higher than the same period last year but this is expected to increase over the remainder of the year as certain large projects in the Specialty Chemicals product lines, such as the Benzotriazole light stabilizer plant in Botlek and the expansion of the surfactant plant in Willow Island, enter the construction phase. For the full year 1997 the Company continues to estimate capital spending in the range of $80-$85.

      The Company believes that based on internal cash generation it will be able to fund operating cash requirements and planned capital expenditures.

      Net cash flows used for financing activities totaled $90.7 compared to $25.4 for the same period in 1996. During the quarter an additional 296,200 shares of treasury stock were purchased at a cost of $11.6 million. This completed the 10% stock repurchase program started in the first quarter of 1996. In addition, $82.0 of proceeds from the sale of the Acrylic Fibers business were used to pay down debt.

      In January 1997, the Board of Directors approved a new stock repurchase program for approximately 10% of the outstanding shares or 4.5 million shares. Through April 30, 1997, only modest repurchases have been made under this authorization.

      The Company filed an amendment with the Securities and Exchange Commission on April 8, 1997, to make effective a shelf registration statement covering $300.0 of senior debt securities. The registration was originally filed with the Securities and Exchange Commission during 1996. Net proceeds from any sale of these securities would be used for general

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

      corporate purposes, which may include acquisitions, repayment of indebtedness and other liabilities, share repurchases, additions to working capital and capital expenditures.

      The Company on April 8, 1997 signed an agreement with Cyanamid, a subsidiary of American Home Products Corporation, to revise certain of the financial covenants contained in its Series C Cumulative Preferred stock. Under the revised terms the Company must maintain a debt to equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150 of debt unless the Company's equity is in excess of $200. If the Company has more than $200 in equity then the Company may incur additional debt as long as its ratio of debt to equity is not more than 1.5-to-1. Prior to the revised agreement, the Company was to maintain a minimum fixed charge coverage ratio of no less than 2-to-1 and, if the Company's equity was in excess of $200, then it could not incur additional indebtedness if it would cause the ratio of debt to equity to exceed .75-to-1. At March 31, 1997, the Company had $7.0 of debt and $332.7 in equity as defined in the Series C Stock covenants and, under the revised terms, would have had the ability to incur up to an additional $492.1 in debt.

      The Company has a revolving credit facility (the "Credit Facility") with its existing syndicate of banks to provide for unsecured revolving loans ("Revolving Loans") of up to $150.0. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. Under the terms of the Credit Facility, the Company has an additional $144.0 available for borrowing at March 31, 1997. The Credit Facility which matures on June 1, 2000, contains covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at March 31, 1997.

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

      Forward-looking statements include, among others, statements concerning the Company's outlook for 1997 and beyond, pricing trends and forces within the industry, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

Part II - Other Information

Item 1. Legal Proceedings

      In connection with the Spin-off, the company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals business, other than any legal proceedings related to remediation of Cyanamid's Bound Brook Facility. As a result, although Cyanamid is the named defendant in cases commenced prior to the Spin-off, the Company is the party in interest and is herein described as the defendant.

      The company is a defendant in eleven cases pending in state courts in Jefferson, Dallas, Harrison, Hidalgo and Fort Bend counties, Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs; all of these cases involve multiple defendants. The Company believes that its involvement in all but four of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

      The Company is one of many defendants in suits filed by approximately 26 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 14 are inactive because plaintiffs have not yet developed any symptoms and 12 are active. Most of these suits are still in the discovery stage.

      The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission on August 11, 1992 from the Company's Fortier facility. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000.

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

      The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in five cases pending in state and federal courts in the states of New York and Ohio. The first

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


      suit, filed in New York Supreme Court, New York County, by the City of New York, the New York Housing Authority, and the New York City Health and Hospitals Corporation, seeks damages for the cost of removing lead-based paints from New York City-owned buildings. The second suit, filed in New York Supreme Court, Erie County, was brought on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. The third suit is a class action pending in the United States District Court for the Southern District of New York in which two minor children have intervened and filed a complaint against the Company and six other alleged processors of lead, lead pigments and/or lead-based paints seeking injunctive relief, consisting of orders requiring the defendants to contribute to court-administered funds to (i) pay for medical monitoring of class members; (ii) provide abatement of lead-based paint hazards in dwellings in the city of New York where class members reside; and (iii) provide notification to class members. The fourth case was brought in New York Supreme Court, Erie County, by a single plaintiff who claims to have been injured due to the presence of lead-based paints in buildings in which he resided. In all four cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fifth case is a class action brought against the Company and ten other defendants in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter. The plaintiffs seek damages for injuries allegedly caused by exposure to lead-based paints.

      The EPA has brought an administrative action against the Company, alleging certain violations of the boiler and industrial furnace regulations which apply to the industrial furnace at the Company's Kalamazoo plant. The EPA's complaint demands approximately $420,000 in penalties, primarily for paperwork violations. In summary disposition proceedings, the administrative Law Judge ruled in favor of the Company in two of the original six counts of the complaint; the remaining counts are being adjudicated.

      In February 1996, in an action brought against the Louisiana Department of Environmental Quality ("DEQ") by the Louisiana Environmental Acton Network, the Louisiana Court of Appeals vacated and set aside a decision (the "Decision") of the DEQ granting the Company an exemption from Louisiana hazardous waste land disposal restrictions in order to operate five waste disposal deep wells at the Fortier facility. The Court ruled that the Decision was inadequate because it did not contain basic and ultimate findings and articulate a rational connection between those findings and the issuance of the exemption. The court remanded the action to the DEQ for the issuance of findings to support approval of the exemption. Subsequently, the DEQ reissued the Decision in accordance with the greater explanatory requirements of the Court of Appeals judgment, and the plaintiffs have now appealed. Use of the deep wells is essential to continued operation of the acrylonitrile plant at the Fortier facility. The Company continues to operate the deep wells.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

      See also the first four paragraphs of "Environmental Matters" under Item 1 of the Company's 1996 Annual Report on Form 10-K, and Note 5 of the Notes to Consolidated Financial Statements (unaudited) in Part I, item (1), which are incorporated by reference herein.

      In addition to liabilities with respect to the specific cases described previously, because the production of certain chemicals involves the use, handling, processing, storage and transportation of hazardous materials, and because certain of the Company's products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials. Furthermore, the Company also has exposure to present and future claims with respect to workplace exposure, workers' compensation and other matters, arising from events both prior to an after the Spin-off. There can be no assurance as to the actual amount of these liabilities or the timing thereof.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

      (a). Exhibits

           2.1(a) Transfer and Distribution Agreement Amendment dated April 8, 1997

           10.13(o)         Restricted Stock Award Agreement - David Lilley

           11(a) Earnings Per Share computations for the three months ended March 31, 1997

           11(b) Earnings Per Share computations for the three months ended March 31, 1996

           12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and 1996

           27               Financial Data Schedule

           99(a) Material incorporated by reference from Annual Report on Form 10-K

      (b). No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CYTEC INDUSTRIES INC.
                                   (REGISTRANT)


                        BY: /s/ James P. Cronin
                            ---------------------------
                            James P. Cronin
                            Executive Vice President and Chief Financial Officer

May 7, 1997