Form 10-Q
period 1997-06-30
CYTEC INDUSTRIES INC/DE/
filed 1997-08-13
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/   X   /       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

/       /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission file number 1-12372
                                               ---------

                              CYTEC INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               22-3268660
    -------------------------------              ----------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

                           Five Garret Mountain Plaza
                         West Paterson, New Jersey 07424
                    ----------------------------------------
                    (Address of principal executive offices)


                                  973-357-3100
              ----------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,846,701 shares of Common Stock, par value $.01 per share were outstanding at June 30, 1997.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX




Part I - Financial Information

  Item 1.  Consolidated Financial Statements

           Consolidated Statements of Income

           Consolidated Balance Sheets

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Part II - Other Information

  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities

  Item 4.  Submission of Matters to a Vote of
            Security Holders

  Item 6.  Exhibits and Reports on Form 8-K

  Exhibit Index

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. - Consolidated Financial Statements

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                                         --------                         --------
                                                                   1997             1996            1997            1996
                                                                   ----             ----            ----            ----
Net sales                                                         $315.5           $318.1          $622.0          $622.6
Manufacturing cost of sales                                        219.2            226.4           454.1           444.1
Selling and technical services                                      34.8             35.0            69.4            69.9
Research and process development                                    10.7              9.7            21.0            20.0
Administrative and general                                          10.8             11.0            21.8            22.1
                                                                  ------           ------          ------          ------
Earnings from operations                                            40.0             36.0            55.7            66.5
Other income (expense), net                                          1.3              1.5            25.7             2.8
Equity in earnings of associated companies                           4.0              5.7             8.5            12.3
Interest income (expense), net                                       0.3             (0.8)            0.1            (1.2)
                                                                  ------           -------         ------          -------
Earnings before income taxes                                        45.6             42.4            90.0            80.4
Income tax provision                                                17.8             17.0            35.3            32.4
                                                                  ------           ------          ------          ------
Net earnings                                                        27.8             25.4            54.7            48.0
                                                                  ------           ------          ------          ------
Earnings per common share                                          $ .59            $ .51           $1.15           $ .94
Weighted average shares outstanding (including
common stock equivalents)                                     47,485,000       49,790,000      47,681,000      50,520,000


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


                                                                                        June 30,          December 31,
Assets                                                                                   1997                  1996
                                                                                      ----------          ------------
Current assets
  Cash and cash equivalents                                                                 $22.7                 $20.4
  Accounts receivable, less allowance for doubtful accounts of
   $9.5 and $11.1 in 1997 and 1996, respectively                                            209.0                 206.5
  Inventories                                                                                86.5                 105.6
  Deferred income taxes                                                                      63.2                  65.1
  Other current assets                                                                       20.4                  18.7
                                                                                        ---------             ---------
     Total current assets                                                                   401.8                 416.3

Equity in net assets of and advances to associated companies                                144.2                 143.7
Plants, equipment and facilities, at cost                                                 1,186.9               1,339.7
  Less:  accumulated depreciation                                                          (658.3)               (757.5)
                                                                                        ----------           -----------
     Net plant investment                                                                   528.6                 582.2
Intangibles resulting from business acquisitions,
  net of accumulated amortization                                                            16.6                  17.1

Deferred income taxes                                                                        86.6                  89.6
Other assets                                                                                  5.8                  12.2
                                                                                        ---------             ---------
                                                                                         $1,183.6              $1,261.1
                                                                                        =========             =========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                           84.7                $101.3
  Accrued expenses                                                                          207.3                 205.1
  Income taxes payable                                                                       31.1                   6.4
                                                                                         --------             ---------
     Total current liabilities                                                              323.1                 312.8
Long-term debt                                                                               26.0                  89.0
Other noncurrent liabilities                                                                503.3                 544.9
Put warrants                                                                                 11.4                   --
Stockholders' equity
  Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000 shares, Series C, $.01 par value, at
   liquidation value of $25 per share                                                         0.1                   0.1
  Common stock, $.01 par value per share, 150,000,000 shares
     authorized, issued 48,181,264 in 1997 and 48,377,683 in 1996                             0.5                   0.5
  Additional paid-in capital                                                                201.4                 229.7
  Retained earnings                                                                         272.6                 217.9
  Unearned compensation                                                                      (3.5)                 (2.4)
  Accumulated translation adjustments                                                         0.5                   8.8
  Treasury stock at cost, 3,334,563 shares in 1997 and 2,883,485
    shares in 1996                                                                         (151.8)               (140.2)
                                                                                        ----------            ----------
     Total stockholders' equity                                                             319.8                 314.4
                                                                                        ---------             ---------
                                                                                         $1,183.6             $ 1,261.1
                                                                                        =========            ==========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)


                                                                                                Six Months Ended
                                                                                                ----------------
                                                                                                     June 30,
                                                                                                     --------
                                                                                              1997            1996
                                                                                              ----            ----
Cash flows provided by (used for) operating activities
 Net earnings                                                                                 $54.7           $48.0
  Non-cash items included in net earnings:
   Equity in undistributed net earnings of associated companies                                (2.2)           (9.9)
   Depreciation                                                                                36.9            40.4
   Amortization                                                                                 1.5             2.3
   Deferred income taxes                                                                        5.5             1.1
   Gain on sale of businesses                                                                 (22.3)             -
  Changes in operating assets and liabilities, net of effects from sale of businesses
   Accounts receivable                                                                        (31.0)           (3.0)
   Inventories                                                                                  2.0           (11.0)
   Accounts payable                                                                           (13.4)           (3.2)
   Accrued expenses                                                                             9.3             5.7
   Income taxes payable                                                                        31.7            25.9
   Other assets                                                                                (4.2)           (5.5)
   Other liabilities                                                                          (31.7)           (1.3)
                                                                                             -------         -------
Net cash flows provided by operating activities                                                36.8            89.5
                                                                                             -------         -------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                                              (34.7)          (29.4)
   Proceeds received on sale of assets                                                         94.8             2.0
   Return of capital by investees                                                                -             25.0
   Change in other assets                                                                       7.0              -
                                                                                             -------         -------
Net cash provided by (used for)investing activities                                            67.1            (2.4)
                                                                                             -------         --------
Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                                                  3.8             1.7
   Purchase of treasury stock                                                                 (41.8)          (73.4)
   Change in long-term debt                                                                   (63.0)           (2.0)
   Proceeds received on sale of put warrants                                                    0.5             1.7
                                                                                             -------         --------
Net cash flows used for financing activities                                                 (100.5)          (72.0)
                                                                                             -------         -------
Effect of exchange rate changes on cash and cash equivalents                                   (1.1)           (0.3)
                                                                                             -------         -------
Increase in cash and cash equivalents                                                           2.3            14.8
Cash and cash equivalents, beginning of period                                                 20.4            12.0
                                                                                              ------         -------
Cash and cash equivalents, end of period                                                     $ 22.7          $ 26.8
                                                                                             =======         =======



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

         In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996. Such adjustments are of a normal, recurring nature. The statements of income for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         Certain reclassifications have been made to the Consolidated Statements of Income for the three and six month periods ended June 30, 1996 to conform to the 1997 presentation.

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

         Earnings per common share were computed by dividing net income by shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

         the periods such options were outstanding.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by a new measure called basic earnings per share which excludes the dilutive effect of common stock equivalents. The impact of the new Statement would result in a basic earnings per share which is $.02 higher than primary earnings per share for the three months ended June 30, 1997 and 1996, and $.05 higher than primary earnings per share for the six months ended June 30, 1997 and 1996. The impact of FASB 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

(3)      Inventories

         Components of inventories at June 30, 1997 and December 31, 1996 were as follows:

                                                     June 30,       December 31,
                                                       1997             1996
                                                      -----            ------
         Finished goods                               $66.1             $85.7
         Work in process                               15.7              16.9
         Raw materials & supplies                      47.7              53.7
                                                      -----            ------
                                                      129.5             156.3
         Less reduction in LIFO cost                  (43.0)            (50.7)
                                                      -----            ------
                                                      $86.5            $105.6
                                                      =====            ======


(4)      Equity in Earnings of Associated Companies

         Summarized financial information for the Company's equity in earnings of associated companies is as follows:

                                                             Three Months               Six Months
                                                             ------------               ----------
                                                            Ended June 30,            Ended June 30,
                                                            --------------            --------------
                                                          1997          1996       1997          1996
                                                          ----          ----       ----          ----
  Net sales                                             $165.5        $158.6     $306.9        $301.8
  Gross profit                                            40.5          38.8       76.6          76.2
  Net income                                              11.1          14.5       21.8          29.9
  The Company's share of earnings of
  associated companies                                  $  4.0        $  5.7     $  8.5        $ 12.3
                                                        ======        ======     ======       =======

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

(5)      Contingent Liabilities

         The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 65 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

         In accordance with the above policies, as of June 30, 1997 and December 31, 1996, the aggregate environmental related accruals were $167.1 and $177.5, respectively, of which $25.0 was included in accrued expenses in 1997 and 1996, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 1997 and 1996 was $12.9 and $7.7, respectively. All

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


         accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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

(6)      Other Financial Information

         Taxes paid for the six months ended June 30, 1997 and 1996 were approximately $16.4 and $17.9, respectively. Interest paid for the six months ended June 30, 1997 and 1996 was approximately $1.3 and $2.2, respectively.

         The Company's ratio of earnings to fixed charges for the three and six months ended June 30, 1997 was 20.6 and 17.1, respectively. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest factor plus the Company's share of such charges of associated companies.

         During the first half, a total of 1,084,450 shares of treasury stock were purchased at a cost of $41.8. This included the completion of the 10% stock repurchase program started in the first quarter of 1996. In April 1997, the Company began a new stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through June 30, 1997, the Company had repurchased 788,250 shares at a cost of $30.2 under this new program. Depending on the level, price and timing of repurchases, borrowings may be required.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


         Also during the second quarter of 1997, in connection with the Company's stock repurchase program, the Company wrote put warrants on 300,000 shares of its common stock for which it received premiums of approximately $0.5 in cash. These put warrants entitled the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. At June 30, 1997, 300,000 warrants were outstanding with strike prices ranging between $37.63 and $38.25 per share. The maximum potential repurchase obligation at June 30, 1997, $11.4, was reclassified from stockholders' equity to put warrants. These warrants expired unexercised in July 1997 and the Company wrote new put warrants on 300,000 shares of its common stock. The new warrants expire at various dates, are exercisable only at maturity and are all settleable in cash at the Company's option.

         In May 1997, the Company's stockholders approved an increase in the authorized common stock of the Company from 75 million shares to 150 million shares.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter of 1997 versus Second Quarter 1996

         Net sales for the second quarter of 1997 were $315.5 as compared to $318.1 in the second quarter of 1996. Sales for the quarter were impacted by the divestiture of the Acrylic Fibers product line on January 31, 1997. The Company also exited the Alum product line and the Technical Chemicals product line in the last quarter of 1996. Excluding those three product lines from 1996 results, and adjusting 1997 results for sales of acrylonitrile to the purchaser of the Acrylic Fibers product line, 1997 sales increased 11%.

         Specialty Chemicals net sales increased $8.0, or 4.4% excluding the effect of divested product line sales. The Surfactants & Monomers and Phosphine product lines had the largest percentage increases. The increase in Surfactants and Monomers is primarily attributable to strong sales in North America and strong growth in international sales, mainly Europe and Asia Pacific. The increase in Phosphines sales is primarily attributable to strong sales in Europe. Pressure on selling prices negatively impacted Specialty Chemical sales by almost 2% and the Company expects pricing pressure to continue throughout 1997. Foreign exchange negatively impacted sales by approximately 2%, principally in Europe, due to the stronger dollar.

         Specialty Materials net sales increased $9.7, or 20.8% excluding the effect of the divested Acrylic Fibers product line sales. The increase is attributable to the Aerospace Materials product line as a result of the improving aerospace industry commercial aircraft build rates.

         Building Block net sales increased $24.6, or 52.9%. Sales for the second quarter of 1997 include $13.9 of acrylonitrile sales to the purchaser of the Acrylic Fibers product line which were treated as internal transfers prior to the divestiture. Excluding the effect of these sales, Building Block net sales increased $11.0, or 23%. Sales of Building Blocks were favorably affected by higher selling prices and higher plant operating rates as the methanol facility was shut down in the second quarter of 1996 for mechanical repairs. The effect of higher selling prices improved sales by 3.8% although the foreign exchange effect of the stronger dollar, principally in Europe, offset this improvement by approximately 1.9%.

         Manufacturing cost of sales decreased to 69.5% of net sales as compared to 71.2% in the like period of 1996. The decrease is the result of an improved product sales mix, including the divestiture of the Acrylic Fibers and Alum product lines, and the effect of improving plant efficiency and continuing cost reduction programs. Partially offsetting those improvements are higher raw material costs, primarily propylene, and methanol derivatives. The impact of the stronger dollar also

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

         depressed margins although this was mitigated somewhat by the Company's manufacturing presence in Europe.

         Selling and technical service expenses decreased $0.2 when compared to the same quarter last year, but excluding the effect of divested product lines, were up about 6%. Sales and technical service spending are expected to continue to increase slightly during the year as the Company continues to focus additional sales effort in international markets.

         Research and process development costs increased $1.0 reflecting continued effort on technical programs.

         Administrative and general expenses decreased slightly and are expected to decline modestly throughout 1997 as overheads associated with the divested product lines are shed.

         Other income (expense), net was relatively flat with last year.

         Equity in earnings of associated companies decreased $1.7 primarily due to lower earnings at Criterion Catalyst. This is the result of operational inefficiencies, an unfavorable product mix and lower selling prices. The operational inefficiencies relate to Criterion's infrastructure that has not been able to keep up with Criterion's growth. Criterion earnings are not expected to improve for the remainder of 1997.

         Interest income (expense), net increased $1.1 as a result of lower interest expense. This was the result of using some of the proceeds from the sale of the Acrylic Fibers product line to reduce outstanding debt levels.

         The income tax provision is based on a rate of 39% compared to last year's 41%. The reduction reflects improved tax planning in the state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

         Net earnings of $27.8 in the second quarter increased $2.4 or 9% from the same period last year. Increased earnings in most product lines were partially offset by difficulties at Criterion Catalyst and in the Coatings and Resins product line. Earnings per share increased to $0.59 from the prior year period of $0.51. The increase is attributable to the higher earnings and the reduction in the number of common shares outstanding as a result of the Company's repurchase programs.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

First Half of 1997 versus First Half of 1996

         Net sales for the first half of 1997 were $622.0, flat with last year's same period. Sales increased 10% on a comparable basis after adjusting 1996 and 1997 results for the effect of the divestiture of the Acrylic Fibers and Alum product lines and the exit of the Technical Chemicals product line and adjusting 1997 results for sales of acrylonitrile to the purchaser of the Acrylic Fibers line.

         Specialty Chemicals net sales decreased $2.2 or 1%. Excluding the Alum and Technical Chemicals divested product lines, net sales were higher by 4%. Strong performances occurred in Mining Chemicals, Surfactants & Monomers, and Phosphine Chemicals. Mining Chemicals included sales growth of the Alumina product line in the Americas and higher sales of existing and new mineral processing products in the Americas and in Europe. Surfactants & Monomers sales were higher mainly in the North American industrial sector, and Phosphines sales were up strongly in Europe. Selling price pressure impacted sales negatively by about 1% and exchange also impacted sales unfavorably by about 2%, mainly due to the strong dollar in Europe.

         Specialty Materials net sales were down $39.4. Excluding the sales of the divested Acrylic Fibers product line, sales rose 18% principally due to the continued strong performance of Aerospace Materials products in the commercial aircraft sector.

         Building Blocks net sales increased $41.1 or 45%. Included in 1997 were acrylonitrile sales of $22.2 to the purchaser of the Acrylic Fibers business which were treated as internal transfers prior to the divestiture. Excluding these sales the net year to year increase for the first half was 21%. Both acrylonitrile and methanol sales volume were higher. Last year, the methanol facility was shut down in January due to high natural gas costs and during the second quarter for mechanical repairs to the reactor.

         Manufacturing cost of sales in the first half increased from 71.3% of sales to 73.0%. This was attributable to restructuring charges of $18.6 relating primarily to manufacturing sites located in Botlek, The Netherlands and Linden, New Jersey. Excluding these charges, manufacturing cost of sales improved 1.3% to 70.0% of net sales when compared to the same period last year. This was the result of an improved product sales mix and the effect of improving plant efficiency and continuing cost reduction programs. Partially offsetting this were higher raw material costs, primarily propylene and methanol derivatives, and the impact of the stronger dollar.

         Selling and technical service expenses decreased $0.5. After excluding divested product lines, the rate of increase was 5.0% reflecting the additional sales effort in international markets and support of domestic sales growth in several specialty segments.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

         Research and process development expenses for the first half of 1997 increased $1.0 or 5% reflecting continued effort in technical programs in the Specialty Chemicals product lines.

         Other income (expense), net improved $22.9 in the first half of 1997. Included in 1997 was $22.3 of gain related to divested product lines.

         Equity in earnings of associated companies decreased $3.8 mainly due to lower sales volume, less favorable product mix and lower selling prices of Criterion Catalyst. Operational inefficiencies at Criterion Catalyst also depressed earnings.

         Interest income (expense), net improved as a result of paying down debt. This was possible due to the proceeds received from the sale of the Acrylic Fibers product line.

         The income tax provision was reduced to a rate of 39% from last year's 41% as a result of improved state tax planning and increased sales through the Company's foreign sales corporation.

         Net earnings for the first half of 1997 increased 13.9% to $54.7, versus $48.0 for the same period of 1996. Included in 1997 net earnings is an after tax charge of $11.3 ($0.24 per common share) relating to the restructuring charges mentioned earlier and an after tax gain of $13.6 ($0.28 per common share) primarily relating to the Acrylic Fibers divestiture. Earnings per share of $1.15 is $0.21 higher due to the increased earnings, and the effect of the Company's common stock repurchase programs.


Liquidity and Financial Condition

         At June 30, 1997, the Company's cash balance was $22.7, an increase of $2.3 from year end 1996.

         Net cash flows from operating activities totaled $36.8, compared to $89.5 in the same period of 1996. A significant factor affecting this decrease was the company's decision to fund $25.0 million of its post-retirement benefits liability through contributions to its Voluntary Employee Benefit Association (VEBA) utilizing some of the proceeds from the sale of the Acrylic Fibers product line. Accounts receivables increased due to the higher level of sales after adjusting for divested product lines.

         Net cash flows provided by investing activities totaled $67.1 which compares to the $2.4 million of net cash flows used for investing activities in the like period of 1996. Included in 1997 are proceeds of $94.8 million associated with the sale of the Acrylic Fibers product line and $7.0 associated with the sale of other investments. Capital additions were slightly higher than the same period last year and are expected to increase over the remainder of the year as certain large projects in the Specialty Chemicals product lines, such as the benzotriazole light

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)


         stabilizer plant in Botlek, the Netherlands and the expansion of the surfactant plant in Willow Island, West Virginia, use additional funds. For the full year 1997 the Company continues to estimate capital spending of approximately $85.

         The Company believes that based on internal cash generation it will be able to fund operating cash requirements and planned capital expenditures through the balance of 1997.

         Net cash flows used for financing activities totaled $100.5 compared to $72.0 for the same period in 1996. During the first half, a total of 1,084,450 shares of treasury stock were purchased at a cost of $41.8. This included the completion of the 10% stock repurchase program started in the first quarter of 1996. In April 1997, the Company began a new stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through June 30, 1997, the Company had repurchased 788,250 shares at a cost of $30.2 under this new program. Depending on the level, price and timing of repurchases, borrowings may be required.

         Also during the second quarter of 1997, in connection with the Company's stock repurchase program, the Company wrote put warrants on 300,000 shares of its common stock for which it received premiums of approximately $0.5 in cash. These put warrants entitled the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. At June 30, 1997, 300,000 warrants were outstanding with strike prices ranging between $37.63 and $38.25 per share. The maximum potential repurchase obligation at June 30, 1997, $11.4, was reclassified from stockholders' equity to put warrants. These warrants expired unexercised in July 1997 and the Company wrote new put warrants on 300,000 shares of its common stock. The new warrants expire at various dates, are exercisable only at maturity and are all settleable in cash at the Company's option.

         Long-term debt was reduced due to net proceeds from the sale of the Acrylic Fibers business partly offset by funding required for the aforementioned VEBA payments.

         The Company filed an amendment with the Securities and Exchange Commission on April 8, 1997, to make effective a shelf registration statement covering $300.0 of senior debt securities. The registration was originally filed with the Securities and Exchange Commission during 1996. Net proceeds from any sale of these securities would be used for general corporate purposes, which may include acquisitions, repayment of indebtedness and other liabilities, share repurchases, additions to working capital and capital expenditures.

         The Company on April 8, 1997 signed an agreement with Cyanamid, a subsidiary of American Home Products Corporation, to revise certain of the

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)


         financial covenants contained in its Series C Cumulative Preferred stock. Under the revised terms the Company must maintain a debt to equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150 of debt unless the Company's equity is in excess of $200. If the Company has more than $200 in equity then the Company may incur additional debt as long as its ratio of debt to equity is not more than 1.5-to-1. Prior to the revised agreement, the Company was to maintain a minimum fixed charge coverage ratio of no less than 2-to-1 and, if the Company's equity was in excess of $200, then it could not incur additional indebtedness if it would cause the ratio of debt to equity to exceed .75- to-1. At June 30, 1997, the Company had $26.0 of debt and $319.7 in equity as defined in the Series C Stock covenants and, under the revised terms, would have had the ability to incur up to an additional $453.6 in debt.

         At June 30, 1997, the Company had a revolving credit facility (the "Credit Facility") with a syndicate of banks to provide for unsecured revolving loans ("Revolving Loans") of up to $150.0. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. Under the terms of the Credit Facility, the Company had an additional $125.0 available for borrowing at June 30, 1997. The Credit Facility which was scheduled to mature on June 1, 2000, contained covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at June 30, 1997.

         In July, 1997, the Company renegotiated the Credit Facility to increase the maximum available for borrowing from $150 to $200, to extend the maturity from June 2000 to July 2002 and to expand the existing syndicate of banks to include the Development Bank of Singapore Ltd.

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Part II - Other Information

Item 1.  Legal Proceedings

         In connection with the Spin-off, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook Facility. As a result, although Cyanamid is the named defendant in cases relating to events prior to the Spin-off, the Company is the party in interest and is herein described as the defendant.

         The Company is a defendant in thirteen cases pending in state courts in Jefferson, Dallas, Harrison and Hidalgo counties, Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in three cases (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pretrial activities, primarily discovery. The Company believes that its involvement in all but five of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

         The Company is one of many defendants in suits filed by approximately 23 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 21 are inactive because plaintiffs have not yet developed any symptoms and 2 are active.

         The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000.

         The Company is also the defendant in two class actions filed in Jefferson Parish Court, Louisiana, on behalf of persons who allegedly sustained injury as a result of an explosion and fire at the Company's Fortier facility on February 21, 1996. The Company has conducted limited discovery in these cases and, therefore, has little information on whether, or to what extent, most members of the alleged class actually suffered any injury.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


         The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in five cases pending in state and federal courts in the states of New York and Ohio. The first suit, filed in New York Supreme Court, New York County, by the City of New York, the New York Housing Authority, and the New York City Health and Hospitals Corporation, seeks damages for the cost of removing lead-based paints from New York City-owned buildings. The second suit, filed in New York Supreme Court, Erie County, was brought on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. The third suit is a class action pending in the United States District Court for the Southern District of New York in which two minor children have intervened and filed a complaint against the Company and six other alleged processors of lead, lead pigments and/or lead-based paints seeking injunctive relief, consisting of orders requiring the defendants to contribute to court-administered funds to (i) pay for medical monitoring of class members; (ii) provide abatement of lead-based paint hazards in dwellings in the city of New York where class members reside; and (iii) provide notification to class members. The fourth case was brought in New York Supreme Court, Erie County, by a single plaintiff who claims to have been injured due to the presence of lead-based paints in buildings in which he resided. In all four cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fifth case is a class action brought against the Company and ten other defendants in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter. The plaintiffs seek compensatory and punitive damages for injuries allegedly caused by exposure to lead-based paints.

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

         In February 1996, in an action brought against the Louisiana Department of Environmental Quality ("DEQ") by the Louisiana Environmental Acton Network, the Louisiana Court of Appeals vacated and set aside a decision (the "Decision") of the DEQ granting the Company an exemption from Louisiana hazardous waste land disposal restrictions in order to operate five waste disposal deep wells at the Fortier facility. The Court ruled that the Decision was inadequate because it did not contain basic and ultimate findings and articulate a rational connection between those findings and the issuance of the exemption. The Court remanded the action to the DEQ for the issuance of findings to support approval of the exemption. The DEQ then reissued the Decision in accordance with the greater explanatory requirements of the Court of Appeals judgment, and the plaintiffs appealed. Subsequently, the State of Louisiana adopted legislation which renders moot most of the issues raised in this

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


         litigation. Use of the deep wells is essential to continued operation of the acrylonitrile plant at the Fortier facility. The Company continues to operate the deep wells.

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


  Item 2.  Changes in Securities

         (a) At the May 1997 annual meeting, shareholders of the Company approved an amendment to the Company's certificate of incorporation to increase the authorized common stock of the Company from 75 million to 150 million shares.

         (c) During the second quarter of 1997, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell 300,000 shares of common stock of the Company, to the Company, at prices ranging from $37.63 to $38.25. These options expired unexercised during July 1997. The Company received aggregate premiums of $0.5 on the sale of such options.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

  Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of Common Stockholders on May 12, 1997. At this meeting, the stockholders voted on (i) the election of Directors, (ii) amendment to the Certificate of Incorporation increasing the number of authorized shares of common stock to 150 million shares, and (iii) amendments to the 1993 Stock Award and Incentive Plan.

    (a)  Election of Directors

         Messrs. F.W. Armstrong and G.A. Burns were each elected Directors by the following margins:

                                                                Shares
         Name               Votes For      Votes Withheld     Not Voted
         ----               ---------      --------------     ---------
         F.W. Armstrong     38,259,731        359,970         6,900,321
         G.A. Burns         38,248,784        370,917         6,900,321

         In addition, Mr. L.L. Hoynes, Jr. was re-elected to the Board by the unanimous written consent of the sole holder of the Company's Series C Cumulative Preferred Stock.

         The terms of office as Director of D.D. Fry, D. Lilley, W.P. Powell and J.R. Satrum continue after meeting.

    (b)  Amendment to Certificate of Incorporation

         The stockholders voted to increase the authorized common stock from 75 million shares to 150 million shares by the following margins:

                                                                 Shares
          Votes For        Votes Against      Abstentions      Not Voted
          ---------        -------------      -----------      ---------
         35,470,916          2,828,524         320,261         6,900,321

    (c) The stockholders voted to amend the 1993 Stock Award and Incentive Plan by the following margins:

                                                                 Shares
          Votes For        Votes Against      Abstentions      Not Voted
          ---------        -------------      -----------      ---------
         30,563,173         7,684,750          371,778         6,900,321

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

   (a).  Exhibits

         3.1(a)   Certificate of Amendment to Certificate of Incorporation

         10.12 Second Amended and Restated Credit Agreement, dated as of July 29, 1997

         11(a) Earnings Per Share computations for the three months ended June 30, 1997

         11(b) Earnings Per Share computations for the three months ended June 30, 1996

         11(c) Earnings Per Share computations for the six months ended June 30, 1997

         11(d) Earnings Per Share computations for the six months ended June 30, 1996

         12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1997 and 1996

         27       Financial Data Schedule

         99(a)    Material incorporated by reference from Annual Report on Form
                  10-K

   (b).  No reports on Form 8-K were filed for the quarter ended June
         30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CYTEC INDUSTRIES INC.
                                  (REGISTRANT)


                            BY: /s/James P. Cronin
                            -------------------------
                            James P. Cronin
                            Executive Vice President and Chief Financial Officer

August 12, 1997

                                 EXHIBIT INDEX

         Exhibits

         3.1(a)   Certificate of Amendment to Certificate of Incorporation

         10.12 Second Amended and Restated Credit Agreement, dated as of July 29, 1997

         11(a) Earnings Per Share computations for the three months ended June 30, 1997

         11(b) Earnings Per Share computations for the three months ended June 30, 1996

         11(c) Earnings Per Share computations for the six months ended June 30, 1997

         11(d) Earnings Per Share computations for the six months ended June 30, 1996

         12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1997 and 1996

         27       Financial Data Schedule

         99(a)    Material incorporated by reference from Annual Report on Form
                  10-K