Form 10-Q
period 1997-09-30
CYTEC INDUSTRIES INC/DE/
filed 1997-11-14
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/   X   /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                             ------------------

                                       OR

/       /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission file number 1-12372
                                                -------

                              CYTEC INDUSTRIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               22-3268660
    -------------------------------              -------------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,873,027 shares of Common Stock, par value $.01 per share were outstanding at September 30, 1997.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                     Page


Part I - Financial Information

  Item 1.  Consolidated Financial Statements                           3

           Consolidated Statements of Income                           3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           12

Part II -  Other Information

    Item 1.  Legal Proceedings                                        18

    Item 2.  Changes in Securities                                    21

    Item 6.  Exhibits and Reports on Form 8-K                         22

  Exhibit Index                                                       24

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements
           ---------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

                                                                    Three Months                       Nine Months
                                                                       Ended                              Ended
                                                                    September 30,                      September 30,
                                                                   -------------                      -------------
                                                                1997             1996             1997              1996
                                                                ----             ----             ----              ----
Net sales                                                      $309.0           $321.7           $931.1            $944.3
Manufacturing cost of sales                                     211.9            229.7            666.0             673.7
Selling and technical services                                   34.5             35.1            103.9             104.9
Research and process development                                 10.5              9.5             31.6              29.7
Administrative and general                                       10.8             11.0             32.6              33.1
                                                               ------           ------           ------            ------

Earnings from operations                                         41.3             36.4             97.0             102.9
Other income (expense), net                                       3.6              1.6             29.3               4.4
Equity in earnings of associated companies                        1.3              6.7              9.8              19.0
Interest income (expense), net                                   (0.2)            (0.3)            (0.1)             (1.6)
                                                               -------          -------          -------           -------
Earnings before income taxes                                     46.0             44.4            136.0             124.7
Income tax provision                                             17.8             18.5             53.0              50.8
                                                               ------           ------           ------            ------
Net earnings                                                     28.2             25.9             83.0              73.9
                                                               ======           ======           ======            ======
Earnings per common share                                        $.60             $.53            $1.75             $1.48
Weighted average shares outstanding
(including common stock equivalents)                       47,242,000       49,224,000       47,548,000        50,061,000

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

                                                                                      September 30,          December 31,
Assets                                                                                   1997                    1996
                                                                                      -------------          ------------
Current assets
  Cash and cash equivalents                                                                 $22.2                 $20.4
  Accounts receivable, less allowance for doubtful accounts
    of $9.6 and $11.1 in 1997 and 1996, respectively                                        244.1                 206.5
  Inventories                                                                               120.6                 105.6
  Deferred income taxes                                                                      70.3                  65.1
  Other current assets                                                                       19.0                  18.7
                                                                                        ---------             ---------
     Total current assets                                                                   476.2                 416.3

Equity in net assets of and advances to associated companies                                141.5                 143.7
Plants, equipment and facilities, at cost                                                 1,287.3               1,339.7
  Less:  accumulated depreciation                                                          (662.6)               (757.5)
                                                                                        ----------           -----------
     Net plant investment                                                                   624.7                 582.2
Intangibles resulting from business acquisitions,
  net of accumulated amortization                                                           290.9                  17.1

Deferred income taxes                                                                        80.2                  89.6
Other assets                                                                                  7.5                  12.2
                                                                                        ---------             ---------
                                                                                         $1,621.0              $1,261.1
                                                                                        =========             =========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                          118.2                $101.3
  Accrued expenses                                                                          226.7                 205.1
  Income taxes payable                                                                       40.5                   6.4
                                                                                          -------             ---------
     Total current liabilities                                                              385.4                 312.8
Long-term debt                                                                              347.0                  89.0
Other noncurrent liabilities                                                                532.9                 544.9
Put options                                                                                   2.1                   --
Stockholders' equity
 Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000
   shares, Series C, $.01 par value, at liquidation value of $25 per share                    0.1                   0.1
 Common stock, $.01 par value per share, 150,000,000 shares
   authorized, issued 48,181,264 in 1997 and 48,377,683 in 1996                               0.5                   0.5
 Additional paid-in capital                                                                 208.5                 229.7
 Retained earnings                                                                          300.9                 217.9
 Unearned compensation                                                                       (3.8)                 (2.4)
 Accumulated translation adjustments                                                         (2.6)                  8.8
 Treasury stock at cost, 3,308,237 shares in 1997 and 2,883,485
   shares in 1996                                                                          (150.0)               (140.2)
                                                                                        ----------            ----------
     Total stockholders' equity                                                             353.6                 314.4
                                                                                        ---------             ---------
                                                                                         $1,621.0             $ 1,261.1
                                                                                        =========            ==========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)


                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                     -------------------
                                                                                                     1997           1996
                                                                                                     ----           ----
Cash flows provided by (used for) operating activities
Net earnings                                                                                        $83.0          $73.9
  Non-cash items included in net earnings
   Equity in undistributed net earnings of associated companies                                      (0.7)         (13.6)
   Depreciation                                                                                      55.7           60.0
   Amortization                                                                                       3.0            6.6
   Deferred income taxes                                                                              5.0           (4.6)
   Gain on sale of business                                                                         (22.3)            -
  Changes in operating assets and liabilities, net of effects from sale of business
   Accounts receivable                                                                              (29.5)          (1.6)
   Inventories                                                                                        3.1          (10.1)
   Accounts payable                                                                                  (8.8)          (6.1)
   Accrued expenses                                                                                   7.8            1.5
   Income taxes payable                                                                              35.8           31.1
   Other assets                                                                                      (5.2)          (5.2)
   Other liabilities                                                                                (38.4)          (4.5)
                                                                                                   -------        -------
Net cash flows provided by operating activities                                                      88.5          127.4
                                                                                                   -------        ------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                                                    (58.9)         (44.6)
   Proceeds received on sale of assets                                                               94.8            2.0
   Return of capital by investees                                                                      -            25.0
   Change in other assets                                                                             6.9             -
   Acquisition of business                                                                         (344.0)            -
                                                                                                   -------        -------
Net cash used for investing activities                                                             (301.2)         (17.6)
                                                                                                  --------        -------

Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                                                        4.8            1.8
   Purchase of treasury stock                                                                       (47.8)        (110.8)
   Change in long-term debt                                                                         258.0            3.0
   Proceeds received on sale of put options                                                           1.0            1.7
                                                                                                   -------        -------
Net cash flows provided by (used for) financing activities                                          216.0         (104.3)
                                                                                                   -------        -------
Effect of exchange rate changes on cash and cash equivalents                                         (1.5)          (0.2)
                                                                                                   -------        -------
Increase in cash and cash equivalents                                                                 1.8            5.3
Cash and cash equivalents, beginning of period                                                       20.4           12.0
                                                                                                   ------         ------
Cash and cash equivalents, end of period                                                           $ 22.2         $ 17.3
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

(1)      Basis of Presentation
         ---------------------

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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996. Such adjustments are of a normal, recurring nature. The statements of income for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the Consolidated Statements of Income for the three and nine month periods ended September 30, 1996 to conform to the 1997 presentation.


(2)      Acquisitions
         ------------

On September 30, 1997, the Company acquired substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite"), a leading worldwide supplier of advanced composite materials for aerospace, industrial and recreational applications, for $344 in cash (the "Fiberite Acquisition"). The assets and liabilities were acquired from Stamford FHI Acquisition Corp., which acquired the right to purchase Fiberite on April 20, 1997 from its previous owners. The assets acquired include all of the businesses of Fiberite, except for their satellite materials business. Annualized sales in 1997 for the acquired businesses are estimated at approximately $260. The Fiberite Acquisition has been accounted for under the purchase method of accounting and the results of operations will be included in the Company's consolidated statement of income beginning October 1, 1997. The aggregate purchase price, which was financed primarily through the issuance of debt, was allocated based on estimated fair values at the date of acquisition. The financial statements reflect a preliminary allocation of the purchase price as the purchase price allocation has not been finalized. This resulted in an excess of purchase price over assets acquired of $263.5, which is included in Intangibles in the Consolidated Balance Sheet, and will be amortized on a straight-line basis over 40 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Fiberite as if the acquisition had occurred on January 1, 1996.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)



                                                   Nine Months Ended
                                                     September 30,
                                                     -------------
                                                 1997            1996
                                                 ----            ----
     Net sales                                $1,131.6        $1,096.2
     Net earnings                                $78.5           $63.2
     Earnings per share                          $1.65           $1.26

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments related to depreciation expense, amortization expense, interest expense, and the related income tax effects of these adjustments. The following table presents a summary of pro forma adjustments, as noted above, relating to the Fiberite Acquisition on pro forma net earnings and accompanying respective earnings per share:

                                                                         Nine Months
                                                                           Ended
                                                                        September 30,
                                                                        -------------
                                                                     1997           1996
                                                                     ----           ----
Fiberite earnings before income taxes                                $3.0          $(9.0)
Depreciation adjustment to align with Cytec's useful lives            5.0            4.9
Goodwill amortization, net of Fiberite historical                    (3.6)          (4.0)
Elimination of Fiberite historical interest expense                   8.8            8.3
Acquisition related interest expense                                (18.1)         (18.1)
                                                                   ------         ------
Pro-forma impact on earnings before income taxes                     (4.9)         (17.9)
Pro-forma impact on net earnings                                   $ (4.5)        $(10.7)

Earnings per share impact                                          $(0.10)        $(0.22)

* Included in Fiberite's earnings before taxes for the nine months ended September 30, 1996 is a charge for $9.9 related to stock compensation.

**Included in Fiberite's earnings before taxes for the nine months ended
  September 30, 1997 are $3.0 of expenses related to an initial public offering and other transactions which were not completed.


The pro forma information presented above does not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996. In addition, the pro forma information is not intended to be a projection of future results and does not reflect synergies expected to result from the integration of Fiberite and the Company.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


(3)      Earnings Per Share
         ------------------

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



(4)      Recently Issued Statements Of Financial Accounting Standards
         ------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced by a new measure called basic earnings per share which excludes the dilutive effect of common stock equivalents. The impact of the new Statement would result in basic earnings per share $.02 higher than primary earnings per share for each of the three months ended September 30, 1997 and 1996, and $.05 higher than primary earnings per share for each of the nine months ended September 30, 1997 and 1996. The impact of FASB 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. No decision has been made as to when the Company will adopt the Statements. These Statements will not have any effect on the results of operations or financial position of the Company.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)


(5)      Inventories
         -----------

Components of inventories at September 30, 1997 and December 31, 1996 were as follows:

                                             September 30,        December 31,
                                                1997                1996
                                             -------------        ------------
         Finished goods                         $73.2               $85.7
         Work in process                         20.1                16.9
         Raw materials &
         supplies                                70.3                53.7
                                              -------             -------
                                                163.6               156.3
         Less reduction in
         LIFO cost                              (43.0)              (50.7)
                                              --------            --------
                                              $ 120.6             $ 105.6
                                              ========            =======





(6)      Equity in Earnings of Associated Companies
         ------------------------------------------

Summarized financial information for the Company's equity in earnings of associated companies is as follows:


                                              Three Months               Nine Months
                                              ------------               -----------
                                          Ended September 30,       Ended September 30,
                                          -------------------       -------------------
                                           1997          1996         1997          1996
                                           ----          ----         ----          ----
Net sales                                 140.8         148.9        447.5         450.7
Gross profit                               16.7          38.9         93.5         115.1
Net income                                  2.1          13.5         23.9          43.6
The Company's share of earnings of
associated companies                      $ 1.3         $ 6.7         $9.8         $19.0
                                          =====         =====         ====         =====

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of Dollars, except share and per share amounts)

(7)      Contingent Liabilities
         ----------------------

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

In accordance with the above policies, as of September 30, 1997 and December 31, 1996, the aggregate environmental related accruals were $167.4 and $177.5, respectively, of which $25.0 was included in accrued expenses in 1997 and 1996, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 1997 and 1996 was $19.3 and $13.1, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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

(8)      Other Financial Information
         ---------------------------

Taxes paid for the nine months ended September 30, 1997 and 1996 were approximately $29.9 and $37.9, respectively. Interest paid for the nine months ended September 30, 1997 and 1996 was approximately $1.6 and $3.1, respectively.

The Company's ratio of earnings to fixed charges for the three and nine months ended September 30, 1997 was 14.5 and 16.2, respectively. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest factor plus the Company's share of such charges of associated companies.

During the first nine months, a total of 1,234,250 shares of treasury stock were purchased at a cost of $47.8. This included the completion of the 10% stock repurchase program started in the first quarter of 1996. In April 1997, the Company began a new stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through September 30, 1997, the Company had repurchased 938,050 shares at a cost of $36.2 under this new program. Depending on the level, price and timing of repurchases, borrowings may be required.

Also during the third quarter of 1997, in connection with the Company's stock repurchase program, the Company wrote put options on 300,000 shares of its common stock for which it received premiums of approximately $0.6 in cash. These put options entitled the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. At September 30, 1997, 300,000 options were outstanding with strike prices ranging between $38.74 and $39.55 per share. On September 30, 1997, the Company amended the existing put option contracts on the 300,000 shares by supplementing the existing strike prices with a strike price floor of $32, effectively creating an offsetting purchased put option. This amendment effectively limited the maximum potential repurchase obligation at September 30, 1997, to $2.1, the spread between the original written put options and the supplementary strike price floor. The maximum potential repurchase obligation of $2.1 has been reclassified from stockholders' equity to put options. The new options, all of which were settleable in cash at the Company's option, expired unexercised during October.

In May 1997, the Company's stockholders approved an increase in the authorized common stock of the Company from 75 million shares to 150 million shares.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------


Third Quarter of 1997 versus Third Quarter 1996
-----------------------------------------------

Net sales for the third quarter of 1997 were $309.0 as compared to $321.7 in the third quarter of 1996. Sales for the quarter were impacted by the divestiture of the Acrylic Fibers product line on January 31, 1997. The Company also exited the Alum product line and the Technical Chemicals product line in the last quarter of 1996. Excluding those three product lines from 1996 results, and adjusting 1997 results for sales of acrylonitrile to the purchaser of the Acrylic Fibers product line, 1997 sales increased 7%.

Specialty Chemicals net sales increased $4.1, or 2.3% excluding the effect of divested product line sales. Sales volume increased 6% overall and in the majority of the product lines while foreign exchange negatively impacted sales by almost 3%, principally in Europe, as a result of the stronger dollar. Pressure on selling prices negatively impacted Specialty Chemical sales by 1% and the Company expects pricing pressure to continue.

Specialty Materials net sales increased $10.2, or 23.1% excluding the effect of the divested Acrylic Fibers product line sales. The increase is attributable to the Aerospace Materials product line as a result of the improving aerospace industry commercial aircraft build rates.

Building Block net sales increased $18.3, or 35.7%. Sales for the third quarter of 1997 include $13.4 of acrylonitrile sales to the purchaser of the Acrylic Fibers product line which were treated as internal transfers prior to the divestiture. Excluding the effect of these sales, Building Block net sales increased $4.9, or 9.6%. Sales of Building Blocks were favorably affected by higher selling prices. The effect of higher selling prices improved sales by 6.0% although the foreign exchange effect of the stronger dollar, principally in Europe, offset approximately half of this improvement.

Manufacturing cost of sales decreased to 68.6% of net sales as compared to 71.4% in the like period of 1996. The decrease is the result of an improved product sales mix, including the divestiture of the Acrylic Fibers and Alum product lines, and the effect of improving plant efficiency and continuing cost reduction programs. Partially offsetting those improvements are higher raw material costs, primarily propylene and derivatives. Natural gas costs were flat with the year ago period but the Company expects these costs to trend up the remainder of the year. The impact of the stronger dollar also depressed margins although this was mitigated somewhat by the Company's manufacturing presence in Europe.

Selling and technical service expenses decreased $0.6 when compared to the same quarter last year, but excluding the effect of divested product lines, were up about 4.6%. Sales and technical service spending are expected to continue to increase slightly for the remainder of the year as the Company continues to focus additional sales effort in international markets.

Research and process development costs increased $1.0 and spending remains on target for 1997 technical programs.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Administrative and general expenses decreased slightly and the Company continues to focus on efficiency and cost reduction in this area.

Other income (expense), net increased $2.0 mainly due to gains on sale of some real estate and collection of previously written off note related to a 1993 divestiture.

Equity in earnings of associated companies decreased $5.4 primarily due to losses at Criterion Catalyst. This is the result of operational inefficiencies, an unfavorable product mix, provisions for restructuring, lower selling prices and a downturn in customer demand particularly in the U.S. reforming business. Criterion earnings are not expected to improve before the second half of next year.

Interest expense, net was slightly lower as a result of the lower outstanding debt levels. Proceeds from the sale of the Acrylic Fibers product line were used to reduce outstanding debt levels in the first quarter. Interest expense can be expected to increase substantially as a result of the Fiberite acquisition. Although the outstanding debt at the end of the quarter is significantly higher due to the acquisition, the borrowing occurred mostly at the end of the quarter so the effect on interest expense will not become apparent until the fourth quarter.

The income tax provision is based on a rate of 39% compared to last year's 41%. The reduction reflects improved tax planning in the state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings of $28.2 in the third quarter increased $2.3 or 9% from the same period last year. Earnings per share increased to $0.60 from the prior year period of $0.53. The increase is attributable to the higher earnings and the reduction in the number of common shares outstanding as a result of the Company's repurchase programs.

Nine Months of 1997 versus Nine Months of 1996
----------------------------------------------

Net sales for the nine months of 1997 were $931.1, a decrease of 1.4% from last year's same period. Sales increased 9% on a comparable basis after adjusting 1996 and 1997 results for the effect of the divestiture of the Acrylic Fibers and Alum product lines and the exit of the Technical Chemicals product line and adjusting 1997 results for sales of acrylonitrile to the purchaser of the Acrylic Fibers line.

Specialty Chemicals net sales decreased $5.8 or 1%. Excluding the Alum and Technical Chemicals divested product lines, net sales were higher by 4%. Sales volume increased in all product lines with the largest increases in Mining Chemicals and Polymer Additives.

Selling price pressure impacted sales negatively by about 1% and foreign exchange also impacted sales unfavorably by about 2%, mainly due to the strong dollar in Europe.

Specialty Materials net sales decreased $66.8. Excluding the sales of the divested Acrylic Fibers product line, sales rose 20% principally due to the continued strong performance of Aerospace Materials products in the commercial aircraft sector.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Building Blocks net sales increased $59.4 or 42%. Included in 1997 were acrylonitrile sales of $35.6 to the purchaser of the Acrylic Fibers business which were treated as internal transfers prior to the divestiture. Excluding these sales the net year to year increase for the nine months was 17%. Both acrylonitrile and methanol sales volume were higher. The methanol facility was shut down in January 1996 due to high natural gas costs and, during the second quarter of 1996, for mechanical repairs to the reactor.

Manufacturing cost of sales in the nine months increased from 71.3% of sales to 71.5%. Included in 1997 are restructuring charges of $18.6 relating primarily to manufacturing sites located in Botlek, The Netherlands and Linden, New Jersey. Excluding these charges, manufacturing cost of sales improved 1.8% to 69.5% of net sales when compared to the same period last year. This was the result of an improved product sales mix and the effect of improving plant efficiency and continuing cost reduction programs. Partially offsetting this were higher raw material costs, primarily propylene and derivatives, and the impact of the stronger dollar.

Selling and technical service expenses decreased $1.0. After excluding divested product lines, the rate of increase was 4.7% reflecting the additional sales effort in international markets and support of domestic sales growth in several specialty segments.

Research and process development expenses for the nine months of 1997 increased $1.9 or 6% reflecting continued effort in technical programs in the Specialty Chemicals product lines.

Administrative and General expenses were down 2% as a result of reductions of overhead associated with the divested product lines.

Other income (expense), net improved $24.9 in the nine months of 1997. Included in 1997 was $22.3 of gain related to divested product lines.

Equity in earnings of associated companies decreased $9.2 mainly due to less favorable product mix and lower selling prices of Criterion Catalyst. Operational inefficiencies, lower selling prices and a restructuring charge at Criterion Catalyst also depressed earnings.

Interest income (expense), net improved as a result of paying down debt. This was possible due to the proceeds received from the sale of the Acrylic Fibers product line.

The income tax provision was reduced to a rate of 39% from last year's 41% as a result of improved state tax planning and increased sales through the Company's foreign sales corporation.

Net earnings for the nine months of 1997 increased 12.3% to $83.0, versus $73.9 for the same period of 1996. Included in 1997 net earnings is an after tax charge of $11.3 ($0.24 per common share) relating to the restructuring charges mentioned earlier and an after tax gain of $13.6 ($0.28 per common share) primarily relating to the Acrylic Fibers divestiture. Earnings per share of $1.75 is $0.27 higher due to the increased earnings, and the effect of the Company's common stock repurchase programs.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)



Liquidity and Financial Condition
---------------------------------

At September 30, 1997, the Company's cash balance was $22.2, an increase of $1.8 from year end 1996.

Net cash flows from operating activities totaled $88.5, compared to $127.4 in the same period of 1996. A significant factor affecting this decrease was the company's decision to fund $25.0 million of its post-retirement benefits liability through contributions to its Voluntary Employee Benefit Association
(VEBA) utilizing some of the proceeds from the sale of the Acrylic Fibers product line. Accounts receivables increased due to the higher level of sales after adjusting for divested product lines.

Net cash flows used for investing activities totaled $301.2 which compares to the $17.6 million of net cash flows used in the like period of 1996. Included in 1997 is funding for the Fiberite Acquisition of $344, partially offset by the proceeds of $94.8 associated with the sale of the Acrylic Fibers product line and $6.9 associated with the sale of other investments. Capital additions were higher than the same period last year and are expected to increase over the remainder of the year as certain large projects in the Specialty Chemicals product lines, such as the benzotriazole light stabilizer plant in Botlek, the Netherlands and the expansion of the surfactants plant in Willow Island, West Virginia, use additional funds. For the full year 1997 the Company continues to estimate capital spending of approximately $85.

The Company believes that based on internal cash generation it will be able to fund operating cash requirements and planned capital expenditures through the balance of 1997.

Net cash flows provided by financing activities totaled $216.0 which compares to $104.3 of net cash flows used for financing activities for the same period in 1996. During the nine months, a total of 1,234,250 shares of treasury stock were purchased at a cost of $47.8. This included the completion of the 10% stock repurchase program started in the first quarter of 1996. In April 1997, the Company began a new stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through September 30, 1997, the Company had repurchased 938,050 shares at a cost of $36.2 under this new program.

Also during the third quarter of 1997, in connection with the Company's stock repurchase program, the Company wrote put options on 300,000 shares of its common stock for which it received premiums of approximately $0.6 in cash. These put options entitled the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. At September 30, 1997, 300,000 options were outstanding with strike prices ranging between $38.74 and $39.55 per share. On September 30, 1997, the Company amended the existing put option contracts on the 300,000 shares by supplementing the existing strike prices with a strike price floor of $32, effectively creating an offsetting purchased put option. This amendment effectively limited the maximum potential repurchase obligation at September 30, 1997, to $2.1, the spread between the original written put options and the supplementary strike price floor. The maximum potential repurchase

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)


obligation of $2.1 has been reclassified from stockholders' equity to put options. The new options, all of which were settleable in cash at the Company's option, expired unexercised during October.

Long-term debt was increased due to the funding of the Fiberite Acquisition and the aforementioned VEBA payments partly offset by net proceeds from the sale of the Acrylic Fibers business.

The Company on April 8, 1997 signed an agreement with Cyanamid, a subsidiary of American Home Products Corporation, to revise certain of the financial covenants contained in its Series C Cumulative Preferred stock. Under the revised terms the Company must maintain a debt to equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150 of debt unless the Company's equity is in excess of $200. If the Company has more than $200 in equity then the Company may incur additional debt as long as its ratio of debt to equity is not more than 1.5-to-1. Prior to the revised agreement, the Company was to maintain a minimum fixed charge coverage ratio of no less than 2-to-1 and, if the Company's equity was in excess of $200, then it could not incur additional indebtedness if it would cause the ratio of debt to equity to exceed .75-to-1. At September 30, 1997, the Company had $347 of debt and $353.5 in equity as defined in the Series C Stock covenants and, under the revised terms, would have had the ability to incur up to an additional $183.3 in debt.

At September 30, 1997, the Company had a revolving credit facility (the "Credit Facility") with a syndicate of banks to provide for unsecured revolving loans ("Revolving Loans") of up to $200.0. In July, 1997, the Company renegotiated the Credit Facility to increase the maximum available for borrowing from $150 to $200, to extend the maturity from June 2000 to July 2002 and to expand the existing syndicate of banks. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. Under the terms of the Credit Facility, the Company had an additional $6.0 available for borrowing at September 30, 1997. The Credit Facility which is scheduled to mature on July 28, 2002 contains covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at September 30, 1997.

On September 23, 1997, the Company executed a 364-day revolving credit facility with a 2 year term-out option with Citibank to provide up to $200 of financing for the Fiberite Acquisition. At September 30, 1997, $153 was borrowed under the facility. Citibank subsequently assigned portions of the $200 facility to a syndicate of banks. Subsequent to the end of the quarter, the Company drew down the remaining $47 under this facility and used such funds to reduce amounts outstanding under the Credit Facility. The Company anticipates repayment of all amounts drawn under the facility for the Fiberite Acquisition with the proceeds from one or more offerings of debt securities under its existing shelf registration statement for $300 of senior debt securities, which became effective in April 1997.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
            (Millions of Dollars, except share and per share amounts)

Other Matters
-------------

As a result of the expected positive impact of the Fiberite Acquisition and continued positive earnings trend of the Company, it is anticipated that the Company will reverse a portion, or all, of the remaining tax valuation allowance as early as the fourth quarter of 1997. In addition, the Company is evaluating several other potential restructuring initiatives which could result in a charge in the fourth quarter of 1997.

Comments on Forward-Looking Statements
--------------------------------------

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

Forward-looking statements include, among others, statements concerning the Company's outlook for 1997 and beyond, pricing trends and forces within the industry, cost reduction strategies and their results, long-term goals of the Company, expectations regarding the reversal of the tax valuation allowance, possible further restructurings, plans and expectations regarding the Fiberite Acquisition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy, in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances. Specific new or enhanced uncertainties as a result of the Fiberite Acquisition include the Company's ability to achieve, and the rate at which it achieves, cost reductions and other planned synergies, the build rates in the commercial and military aerospace industries, and the impact of competitive products and pricing. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

In connection with the Spin-off, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook Facility. In connection with the Fiberite Acquisition, the Company assumed responsibility for certain liabilities relating to Fiberite's business. As a result, although Cyanamid or Fiberite is the named defendant in cases relating to events prior to the Spin-off or the Fiberite Acquisition, respectively, the Company is the party in interest and is herein described as the defendant.

The Company is a defendant in fifteen cases pending in state courts in Jefferson, Harris, Harrison, Hidalgo and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in three cases (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pretrial activities, primarily discovery. The Company believes that its involvement in all but six of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in four cases pending in state and federal courts in the states of New York and Ohio. The first suit, filed in New York Supreme Court, New York County, by the City of New York, the New York Housing Authority, and the New York City Health and Hospitals Corporation, seeks damages for the cost of removing lead-based paints from New York City-owned buildings. The second suit, filed in New York Supreme Court, Erie County, was brought on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. The third suit is a class action pending in the United States District Court for the Southern District of New York in which two minor children have intervened and filed a complaint against the Company and six other alleged processors of lead, lead pigments and/or lead-based paints seeking injunctive relief, consisting of orders requiring the defendants to contribute to court-administered funds to (i) pay for medical monitoring of class members; (ii) provide abatement of lead-based paint hazards in dwellings in the city of New York where class members reside; and (iii) provide notification to class members. In all three cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fourth case is a class action brought against the Company and ten other defendants in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter. The plaintiffs seek compensatory and punitive damages for injuries allegedly caused by exposure to lead-based paints.

Fiberite, Inc. and the Company are defendants in an antitrust action brought by Culver City Composites in September 1997 against Fiberite, Inc. in the U.S. District Court for the Central District of California. The principal cause of action alleges that Fiberite has monopolized a market consisting of the supply of a specific product to Boeing Corporation by bundling that product with another product for which Fiberite is the sole qualified supplier. The complaint also alleges certain other acts of unfair competition.

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

In August 1997, the EPA issued a Notice of Violation to the Company, its contractor and subcontractors alleging certain violations of the asbestos air regulations which apply to the demolition activities at the Company's Marietta, Ohio plant. The alleged violations result from the alleged failure of the contractor and its subcontractors to perform the demolition in accordance with the terms of the agreement between the Company and the contractor.

In February 1996, in an action brought against the Louisiana Department of Environmental Quality ("DEQ") by the Louisiana Environmental Acton Network, the Louisiana Court of Appeals vacated and set aside a decision (the "Decision") of the DEQ granting the Company an exemption from Louisiana hazardous waste land disposal restrictions in order to operate five waste disposal deep wells at the Fortier facility. The Court ruled that the Decision was inadequate because it did not

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


contain basic and ultimate findings and articulate a rational connection between those findings and the issuance of the exemption. The Court remanded the action to the DEQ for the issuance of findings to support approval of the exemption. The DEQ then reissued the Decision in accordance with the greater explanatory requirements of the Court of Appeals judgment, and the plaintiffs appealed. Subsequently, the State of Louisiana adopted legislation which renders moot most of the issues raised in this litigation. Use of the deep wells is essential to continued operation of the acrylonitrile plant at the Fortier facility. The Company continues to operate the deep wells.

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES


Item 2.  Changes in Securities
         ---------------------

         (c) During the third quarter of 1997, in connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under
Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell 300,000 shares of the Company's common stock to the Company on certain dates at specified prices. The Company received premiums of approximately $0.6 on the sale of such options. At September 30, 1997, 300,000 options were outstanding with strike prices ranging between $38.74 and $39.55 per share. On September 30, 1997, the Company amended the existing put option contracts on the 300,000 shares by supplementing the existing strike prices with a strike price floor of $32, effectively creating an offsetting purchased put option. This amendment effectively limited the maximum potential repurchase obligation at September 30, 1997, to $2.1, the spread between the original written put options and the supplementary strike price floor. The maximum potential repurchase obligation of $2.1 has been reclassified from stockholders' equity to put options. The new options, all of which were settleable in cash at the Company's option, expired unexercised during October.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

         Item 6.           Exhibits and Reports on Form 8-K
         -------           --------------------------------

                  (a).     Exhibits
                           --------

                           2.1 Asset Purchase Agreement by and among Stamford FHI Acquisition Corp., Fiberite, Inc., Fiberite Holdings, Inc. and Cytec Industries Inc., dated as of August 25, 1997 (the "Asset Purchase
                                    Agreement")(incorporated by reference to
                                    Exhibit 2.1 to Form 8-K dated September 30,
                                    1997 (the "Form
                                    8-K"))

                           2.2 Amendment to the Asset Purchase Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 2.2 to the Form 8-K)

                           2.3 Second Amendment to the Asset Purchase Agreement, dated as of September 29, 1997 (incorporated by reference to Exhibit 2.3 to the Form 8-K)

                           10.13 364-Day Credit Agreement, dated as of September 23, 1997 among Cytec Industries Inc. and the Banks therein and Citibank, N.A., as agent

                           10.14 Assignment and Acceptance, dated October 7, 1997 by and between Citibank, N.A. and CoreStates Bank, N.A. relating to an interest in the 364-Day Credit Agreement and a schedule listing the 5 other banks signing the same form and their interests

                           11(a) Earnings Per Share computations for the three months ended September 30, 1997

                           11(b) Earnings Per Share computations for the three months ended September 30, 1996

                           11(c) Earnings Per Share computations for the nine months ended September 30, 1997

                           11(d) Earnings Per Share computations for the nine months ended September 30, 1996

                           12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1997 and 1996

                           27       Financial Data Schedule

                           99(a) Material incorporated by reference from Annual Report on Form 10-K

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

         Item 6.           Exhibits and Reports on Form 8-K (cont.)
                           ----------------------------------------

                  (b). Two reports on Form 8-K were filed reporting events during the quarter ended September 30, 1997 as follows: (1) A report dated August 25, 1997 reporting the signing of a definitive agreement to effect the Fiberite Acquisition and (2) a report dated September 30, 1997 reporting consummation of the Fiberite Acquisition






                                   SIGNATURES
                                   ----------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CYTEC INDUSTRIES INC.
                                       (REGISTRANT)


                           BY: /s/James P. Cronin
                           ----------------------
                           James P. Cronin
                           Executive Vice President and Chief Financial Officer

November 14, 1997

                 Exhibits
                 --------

                         2.1 Asset Purchase Agreement by and among Stamford FHI Acquisition Corp., Fiberite, Inc., Fiberite Holdings, Inc. and Cytec Industries Inc., dated as of August 25, 1997 (the "Asset Purchase Agreement")(incorporated by reference to Exhibit
                               2.1 to Form 8-K dated September 30, 1997 (the "Form 8-K"))

                         2.2 Amendment to the Asset Purchase Agreement, dated as of August 28, 1997 (incorporated by reference to Exhibit 2.2 to the Form 8-K)

                         2.3 Second Amendment to the Asset Purchase Agreement, dated as of September 29, 1997 (incorporated by reference to Exhibit 2.3 to the Form 8-K)

                         10.13 364-Day Credit Agreement, dated as of September
                               23, 1997 among Cytec Industries Inc. and the
                               Banks therein and Citibank, N.A., as agent

                         10.14 Assignment and Acceptance, dated October 7, 1997
                               by and between Citibank, N.A. and CoreStates
                               Bank, N.A. relating to an interest in the 364-Day Credit Agreement and a schedule listing the 5 other banks signing the same form and their interests

                         11(a) Earnings Per Share computations for the three
                               months ended September 30, 1997

                         11(b) Earnings Per Share computations for the three
                               months ended September 30, 1996

                         11(c) Earnings Per Share computations for the nine
                               months ended September 30, 1997

                         11(d) Earnings Per Share computations for the nine
                               months ended September 30, 1996

                         12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1997 and 1996

                         27    Financial Data Schedule

                         99(a) Material incorporated by reference from Annual
                               Report on Form 10-K