Form 10-K405
period 1997-12-31
CYTEC INDUSTRIES INC/DE/
filed 1998-03-09
CIK 912513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K
(Mark One)
/x/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1997
                                            -------------------
 / /                                 OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from ________ to ________

                        Commission File Number 1-12372

                             CYTEC INDUSTRIES INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        22-3268660
-----------------------------------              --------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   Five Garret Mountain Plaza
   West Paterson, New Jersey                              07424
---------------------------------------          ----------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (973) 357-3100
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class                  Name of Each Exchange on
      -------------------                      Which Registered
    Common Stock, par value                ---------------------------
       $.01 per share                      New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x   No _____.
                                        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of common equity held by non-affiliates of the registrant as of January 29, 1998, based upon the closing price of registrant's common stock ($51 1/16) on such date as reported on the composite transaction reporting system including transactions on the New York Stock Exchange was $2,290,317,189.

The number of shares outstanding of each of the registrant's classes of common stock, as of January 29, 1998 was 45,199,363 shares of Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                    Part of Form 10-K
---------                                                    -----------------
Portions of Proxy Statement for 1998 Annual Meeting            Parts III, IV
of Common Stockholders to be filed prior to April 30, 1998.

                                  PART I
                                  ------

Item 101.  Business
           --------

       The Company is a vertically integrated specialty chemicals company which focuses on value-added specialty products. The Company develops, manufactures and markets specialty chemicals, specialty materials and building block chemicals serving a broad group of end users, including aerospace, plastics, coatings, mining, paper, water treatment and automotive industries. The Company has manufacturing facilities in eight countries and sells its products worldwide. The Company had net sales of $1,290.6 million and earnings from operations of $119.2 million in 1997. In addition, the Company has a 50% interest in each of five unconsolidated associated companies with aggregate net sales of $596.5 million and earnings from operations of $45.4 million in 1997. The Company reported $12.3 million of equity in earnings of these associated companies in 1997.

       The Company's management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of products or product lines and/or acquire additional products or technologies. During 1997, the Company acquired substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite") for $344 million in cash and divested substantially all of the assets and liabilities of its acrylic fibers product line for approximately $94.8 million in cash and certain other consideration with a value of approximately $15 million. On February 13, 1998, the Company confirmed that it is in negotiations with Dyno Industrier ASA ("Dyno") to acquire Dyno's amino coatings resins business, consisting primarily of Dyno's 50% interest in Dyno-Cytec, one of the Company's unconsolidated associated companies, for a purchase price of approximately $60 million. On January 26, 1998 the Company announced that it is exploring all strategic options to enhance the value of its wholly-owned subsidiary Conap, Inc., including the possible divestiture of Conap, Inc. No assurances can be given as to the results of the negotiations with Dyno or the assessment of strategic options for Conap.

       The Company sells products in three general product categories:
       specialty chemicals, specialty materials and building block chemicals. Specialty chemicals principally include water treating, paper and mining chemicals, coatings and resin products, polymer additives and surfactants and specialty monomers. Specialty materials principally include aerospace materials. Building block chemicals principally include acrylonitrile, acrylamide, melamine and methanol.

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

       SPECIALTY CHEMICALS

       The specialty chemicals product category, which represented revenues of approximately $728.3 million in 1997 and $744.7 million in 1996, or approximately 56.4% and 59.1%, respectively, of the Company's net sales in such years, include primarily water treating, paper and mining chemicals, coatings and resin products and polymer additives.

       Set forth below are the Company's primary specialty chemical product lines, major products and their principal applications.




       PRODUCT LINE                MAJOR PRODUCTS                      PRINCIPAL APPLICATIONS
-------------------------    ---------------------------      ----------------------------------------
Water treating chemicals(1)      Organic flocculants              - Industrial and municipal water treatment
                                                                    plants

Paper Chemicals (1)              Sizing agents, strength resins,  - Paper manufacturing
                                   retention aids, flocculants

Mining Chemicals(1)              Reagents, Polymers               - Mineral ore and alumina processing

Coatings and resin               Melamine cross-linkers,          - High performance automotive, coil, can
 products(1)(2)                         urethanes                   and wood coatings; radial tire adhesion
                                                                    promoters.
Polymer additives                Ultraviolet absorbers
                                   and stabilizers,               - Plastics, coatings and fibers
                                     antioxidants

Surfactants and Specialty        Surfactants and specialty        - Emulsion polymers and coatings
 Monomers                         crosslinking monomers

Other                            Phosphine and phosphine          - Electronics, chemical catalysts, and
                                   derivatives                      mineral separation
-----------------


(1) Some sales of this product line are made by Mitsui Cytec, Ltd. ("Mitsui Cytec"), an unconsolidated associated company owned 50% by Mitsui Chemicals Inc.

(2) Some sales of this product line are made by Dyno-Cytec K.S. ("Dyno-Cytec"), an unconsolidated associated company owned 50% by Dyno. The Company is currently in negotiations with Dyno to acquire Dyno's amino coatings resins business, consisting primarily of Dyno's 50% interest in Dyno-Cytec.


       WATER TREATING, PAPER AND MINING CHEMICALS

       The Company's water treating, paper and mining chemicals are comprised primarily of organic flocculants, sizing agents and other specialty paper additives and mining reagents. Organic flocculants are synthetic water soluble polymers utilized primarily in liquid-solid separation processes (i.e., separating solid waste or particulate matter from water). The Company manufactures organic flocculants at five plants in North America and two in Europe. In addition, Mitsui Cytec manufactures and markets organic flocculants in Japan. The Company manufactures all basic forms of organic flocculants in hundreds of variations, designed to industry and customer specific application requirements. The primary applications of these products are municipal and industrial wastewater treatment, paper manufacturing and mineral processing.

       Water treatment is the largest application for organic flocculants, which are used as coagulants in the treatment of municipal drinking water and industrial influent water supplies, as sludge conditioners for municipal waste water treatment, and as treatments in industrial waste streams to remove suspended solids. Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts are generally awarded on a competitive bid basis, and for those industrial applications where service is not an important factor.

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

       COATINGS AND RESIN PRODUCTS

       The Company manufactures and markets melamine cross-linking resins ("Resins"), primarily under the CYMEL(/R/) trademark, for industrial coatings applications. The Company produces Resins using melamine, one of the Company's building block chemicals. The Company, through associated companies in Europe and Japan, and directly elsewhere, sells Resins worldwide to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. The Company believes that it is one of the largest global suppliers of Resins. In addition, the Company manufactures a line of adhesion promoters under the CYREZ(/R/) trademark. These products are used globally in the rubber industry, the major application being in the manufacture of steel belted radial tires to enhance the bonding of the steel and polyester cords to the rubber.

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

       Demand for light stabilizers and high performance antioxidants for plastics and coatings has been growing primarily due to increasing manufacturer and consumer expectations for the service life of plastics and coatings and the replacement of metal and other materials with plastics in certain automotive applications and in outdoor toys and lawn furniture. Ciba Specialty Chemicals AG is the dominant competitor in this segment. The Company has commenced a capital investment program to improve manufacturing efficiency, expand capacity and improve the consistency and quality of its polymer additive products at its Willow Island manufacturing facilities in Belmont, West Virginia and its Botlek plant in the Netherlands. The Company expects the capacity additions included as part of this program, two million pounds of additional benzotriazole capacity at its Botlek plant and approximately 600,000 pounds of hindered amine light stabilizer capacity at the Willow Island plant, to be complete by the middle of 1998 and early 1999, respectively.

       SURFACTANTS AND SPECIALTY MONOMERS

       The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, varnishes, agricultural chemicals, adhesives, textiles, mining chemicals, laundry dry cleaning compounds, nonwoven binders, thermoplastic molded components, multipurpose cleaning solutions, and antistatic softening agents. The Company expects to complete a major expansion of its surfactants manufacturing facility at its Willow Island plant by the end of 1998. The new facility will provide additional capacity and will allow the Company to close its Linden, New Jersey plant.

       OTHER SPECIALTY CHEMICALS

       The Company sells other specialty chemicals for a variety of applications. The major products in this category are oil field chemicals and phosphine chemicals. The Company also is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing operations, and has significant positions in various phosphine derivative products.

       SPECIALTY MATERIALS

       The specialty materials product category, which represented revenues of approximately $297.0 million in 1997 and $320.5 million in 1996, or approximately 23.0% and 25.4%, respectively, of the Company's net sales in such years, now includes primarily aerospace materials. On January 31, 1997, the Company sold substantially all the assets and liabilities of its acrylic fiber product line, which accounted for approximately 1%, 11% and 10% of the Company's 1997, 1996 and 1995 net sales. On September 30, 1997, the Company acquired substantially all the assets and liabilities of Fiberite, Inc (the "Fiberite Acquisition"). The assets acquired included all of Fiberite's businesses except its satellite materials business. The majority of the Fiberite operations were combined with Cytec Engineered Materials Inc., a wholly owned subsidiary, which was renamed Cytec Fiberite Inc.

       Set forth below are the Company's primary specialty materials product lines, major products and their principal applications.

       PRODUCT LINE                MAJOR PRODUCTS                       PRINCIPAL APPLICATIONS
------------------------     ---------------------------       ----------------------------------------
Aerospace materials           Structural adhesives, advanced      -  Commercial and military aviation,
                               composites                            high performance automobiles, sporting
                                                                     goods.
Thermoset molding             Polyester, vinyl ester,
Compounds                      phenolic, epoxy and specialty      -  Automotive engine, electrical, and
                               molding compounds                     electronic components, appliances.

Acrylic plastics and methyl   Acrylic plastic molding
Methacrylate(1)                compounds                          -  Automotive, appliances, signs

                              Methyl methacrylate                 -  Acrylic sheet and molding compounds

Refinery and styrene          Hydroprocessing catalysts,          -  Oil refining
catalysts(2)                   reforming catalysts

                              Styrene catalysts                   -  Styrene manufacturing

Other                         Amino molding                       -  Electrical components, dinnerware
                               compounds(3)
-----------

(1) Product line manufactured and sold exclusively by CYRO Industries ("CYRO"), an unconsolidated associated company owned 50% by a subsidiary of Huls AG.

(2) Product line manufactured and sold exclusively by Criterion Catalyst Company L.P. ("Criterion Catalyst"), an unconsolidated associated company owned 50% by subsidiaries of Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, Public Limited Company.

(3) Product line manufactured and sold principally by AC Molding Compounds ("ACMC"), an unconsolidated associated company owned 50% by Creative Moldings Ltd.


       AEROSPACE MATERIALS

       The Company is the major global supplier of aerospace structural adhesives. With the Fiberite Acquisition, the Company became one of two major suppliers of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. Advanced composites accounted for approximately 11%, 5% and 5% of the Company's 1997, 1996 and 1995 net sales. The increased percentage in 1997 was due primarily to the Fiberite Acquisition.

       The primary applications for both aerospace adhesives and advanced composites are commercial and military aerospace programs. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every current major aircraft program in the Western world has qualified and uses the Company's structural adhesives and many also use the Company's advanced composites. Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass fibers and phenolic resins are primarily used for interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. The Company's structural adhesives and advanced composites also have various applications in industrial and sporting goods.

       The Company purchases from third parties both the fibers, usually carbon, aramid or glass, and the base resins used in the manufacture of composites.

       The Company markets aerospace materials through a global sales and technical service staff which services commercial aircraft manufacturers and their subcontractors and also markets to U.S. and European defense programs.

       ACRYLIC PLASTICS AND METHYL METHACRYLATE

       CYRO, an unconsolidated associated company, manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE (/R/) trademark. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.S. and at one location in Canada. The Company's partner in CYRO, Huls A.G., has an affiliate, Rohm GmbH, which manufactures methyl methacrylate ("MMA") and acrylic sheet products and molding compounds in Europe and makes its technological expertise available to CYRO.

       CYRO also manufactures MMA, most of which CYRO uses as a raw material in the manufacture of acrylic sheet and molding compounds and the remainder of which is sold to third parties. CYRO's world-scale MMA manufacturing facilities are an integrated part of the Company's Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. CYRO expanded its MMA annual production capacity by approximately 25% in 1995 to 250 million pounds; at the same time the Company expanded its acrylonitrile plant at the Fortier facility, increasing the supply of hydrocyanic acid available to CYRO. CYRO further expanded its MMA annual production capacity to approximately 278 million pounds at the end of 1997. The Company anticipates that over the near term it will also sell to CYRO for the production of MMA approximately 25% of the Company's share of methanol production at the Fortier facility.

       REFINERY AND STYRENE CATALYSTS

       Criterion Catalyst, an unconsolidated associated company, manufactures primarily hydroprocessing catalysts, which are used in the refining of crude oil. Criterion Catalyst also manufactures reforming catalysts which are used in producing gasoline and other catalysts used in the manufacture of styrene, a raw material for many plastics. Criterion Catalyst is the largest global supplier of hydroprocessing catalysts.
       The market for hydroprocessing catalysts expanded rapidly in recent years as legislation in the United States and many other countries has required, or provided tax incentives for, removal of sulfur from diesel and gas fuel and as "sour" crude oil with more sulfur has constituted a larger percentage of overall world crude supply. Accordingly, Criterion Catalyst significantly expanded its worldwide manufacturing capacity in hydroprocessing catalysts during 1996 and 1997. Criterion Catalyst is currently seeking to address operational inefficiencies which followed its expansion program, as well as an unfavorable product mix and downturn in demand, particularly in the U.S. reforming business.

       THERMOSET MOLDING COMPOUNDS AND OTHER SPECIALTY MATERIALS

       The Company sells other specialty materials for a variety of applications, which utilize the Company's proprietary technology and are targeted to niche markets. The major products in this category are thermoset molding compounds, which serve in numerous automotive, electrical and consumer appliance applications, as well as urethane systems and precision parts produced by the Company's subsidiary, Conap, Inc. Additionally, the Company's associated company, A. C. Molding Compounds, is the largest manufacturer of amino molding compounds in the United States. Amino molding compounds are mature products, the primary markets for which are electrical components and dinnerware, where price competition is intense.

       BUILDING BLOCK CHEMICALS

       The building block chemicals product category represented revenues of approximately $265.3 million in 1997 and $194.4 million in 1996, or approximately 20.6% and 15.4%, respectively, of the Company's net sales in each year. The primary reason for the increase in sales was that the Company's sales of acrylonitrile to the purchaser of its acrylic fibers product line are included in net sales in 1997 while the internal usage of acrylonitrile in the production of acrylic fibers by the Company through January 31, 1997 was not.

       Building Block chemicals are manufactured primarily at the Company's world-scale, highly integrated Fortier facility. The Fortier facility is located on the Mississippi River near New Orleans, Louisiana and has ready access to all major forms of transportation and supplies of raw materials.

       The Company manufactures building block chemicals that can be used as raw materials in its specialty chemicals product category. The Company utilizes manufacturing joint ventures and long-term sales contracts to reduce market risks and to assist the Company in obtaining world-scale production economics.

       The Company used nearly a third of its production of its building block chemicals, measured by value, in the manufacture of specialty chemicals, specialty materials and other building block chemicals in 1997. Prior to the sale of its acrylic fibers product line in January, 1997, the internal usage, measured by value, was more than one half. The Company believes this integration, particularly within the Fortier facility, provides the Company with a cost-effective, reliable and high quality supply of significant raw materials. The integration between the Company's building block chemicals and the Company's specialty chemicals also reduces the Company's exposure to the commodity chemicals pricing cycles that characterize the market for building block chemicals. When building block prices decrease, margins in the Company's specialty chemicals product lines manufactured from the Company's building block chemicals tend to increase and when building block prices increase, margins in such specialty chemicals product lines tend to decrease.

       ACRYLONITRILE

       The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that more than 50% will be sold pursuant to two long term supply-agreements expiring in 2002 and 2005, one of which provides for a cost based price subject to increases based partially on market pricing and the other of which provides for a market based price. During the second quarter of 1995, the Company completed an expansion of its acrylonitrile plant at the Fortier facility to increase the plant's annual production capacity by approximately 35% or 125 million pounds. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially, all of the hydrocyanic acid produced by the Company is sold to CYRO as a raw material for MMA. See
       Item 3, "Legal Proceedings."

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

       MELAMINE

       The Company operates a melamine manufacturing plant with annual production capacity of 155 million pounds at the Fortier facility for American Melamine Industries ("AMEL"), a manufacturing joint venture which is owned 50% by a subsidiary of DSM N.V. The Company anticipates that over the near term it will use internally approximately 70% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties. AMEL is one of two North American manufacturers of melamine.

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

       OTHER BUILDING BLOCK CHEMICALS

       The Company also manufactures and sells ammonia and sulfuric acid. The Company operates an ammonia plant with annual production capacity of 440,000 tons at the Fortier facility for Avondale Ammonia Company, a manufacturing joint venture which is 50% owned by LaRoche Industries. The Company anticipates that during 1998, partly due to a scheduled turnaround for the ammonia plant, it will use internally approximately all of the Company's share of the ammonia production from such joint venture for the production of acrylonitrile by the Company and the production of melamine by AMEL. Any balance of the Company's share of ammonia not used internally is sold to LaRoche Industries under a long term contract at market based prices.

       The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long term service contract.

       Some of the Company's building block chemicals show marked seasonality, such as ammonia, the prices of which fluctuate with agricultural planting seasons as well as the cost of natural gas which constitutes the major portion of the cost to manufacture ammonia. Prices of building block chemicals also are sensitive to the stages of economic cycles, energy prices and currency exchange rates, as well as to periods of insufficient and excess capacity. The production of building block chemicals is generally capital intensive, which may cause strong downward pressure on prices in poor market environments as producers tend to operate their plants at capacity even in poor market environments. This situation may be exacerbated by the uncertain economic environment in Asia, which in the past has accounted for a significant portion of both supply and demand for various building block chemicals including acrylonitrile. The Company sells building block chemicals to third parties through a direct sales force and distributors.

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

       CUSTOMERS AND SUPPLIERS

       Due to the diversity of product lines in which the Company competes, no significant portion of the Company's sales or earnings is generated by one customer, and the Company is not overly reliant on contracts with any one public, private or governmental entity. See, however, the discussion under "Building Block Chemicals - Acrylonitrile" above with respect to two long-term sales contracts for acrylonitrile and Note 5 of the Notes to the Consolidated Financial Statements in Item 8 regarding sales to CYRO and other associated companies.

       With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture specialty chemicals) protects it from being reliant on other companies for many significant intermediates. The only significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, oxygen and sulfur, which are readily available from several suppliers. The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of alkenyl succinic anhydride from a single supplier under a long term exclusive supply agreement and sources its requirements of cationic monomers from a single supplier under a long term agreement. Alkenyl succinic anhydride and cationic monomers are important raw materials in the water treating, paper and mining product line. The Company is dependent on a limited number of suppliers for carbon fibers which are used in many of the Company's advanced composite products. Availability of certain carbon fibers has been very limited in the past year. While supply availability has been improving as suppliers have added capacity, there can be no assurances of sufficient supply availability to meet the Company's current or increased demand.

       A number of the Company's customers operate in cyclical industries such as the aerospace, automotive and paper industries. As a result, demand for the Company's products from customers in such industries is also cyclical. In addition, the profitability of sales of certain of the Company's building block chemicals is cyclical due to the cyclicality typically experienced with respect to the amount of industry wide capacity dedicated to producing such chemicals.

       INTERNATIONAL

       The Company operates on a worldwide basis with manufacturing plants located in seven countries (other than the United States). Export sales to unaffiliated customers from the United States were $144.9 million for 1997, $161.5 million for 1996 and $158.8 million for 1995, or approximately 11%, 13% and 12%, respectively of net sales in such years.

       The Company markets its products internationally through Company sales offices, distributors and the associated companies described above. Foreign operations (exclusive of United States export sales) accounted for approximately 28%, 26% and 25% in 1997, 1996 and 1995, respectively, of net sales to unaffiliated customers.

       The Company has had the goal for several years of increasing its international sales (foreign source and export) to 50% of its total sales by 1999. Both the acquisition of Fiberite and the divestiture of the acrylic fibers product line had the effect of increasing the percentage of the Company's sales made domestically and, as a result, will delay the Company's achievement of this goal.

       International operations are subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, instabilities of foreign currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. The Company does not believe that there is currently any material likelihood of a material adverse effect on the Company in connection with its existing foreign operations. The Company has taken steps to mitigate the effects of the financial crisis in Asia, and based on the extent of the crisis at this time, hopes it will not have a serious long term impact on the Company.

       RESEARCH AND PROCESS DEVELOPMENT

       The Company conducts research and development activities in its facility in Stamford, Connecticut as well as in several of its production facilities. During the years ended December 31, 1997, 1996, and 1995, the Company expended an aggregate of approximately $44.7 million, $40.2 million and $44.2 million, respectively, on Company-sponsored research and development activities. The decrease in 1996 was the result of a reduction, completed in late 1995, in non-value-added overhead costs at the Company"s research facilities.

       TRADEMARKS AND PATENTS

       Upon the completion of all transfers from Cyanamid and from Fiberite, the Company and its associated companies will have more than 2,500 United States and foreign patents and trademark applications and registrations for more than 160 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

       EMPLOYEES

       Approximately 5,200 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,200 of the Company's employees are covered by union contracts. The Company believes that its relations with both employees and the related International Union leaderships are good. Three union contracts covering approximately 1% of the Company's unionized employees working at three separate Company facilities expire in the ordinary course prior to the end of 1998. Additionally, the Coordinated Bargaining Benefit Agreement which defines the negotiated employee benefits such as health, welfare, pension and savings plans with all of the Company's U.S. unionized employees expires in December 2000. Although the Company expects that it will reach agreement with the unions with respect to these union contracts, there can be no assurance that this will occur.

       OPERATING RISKS

       The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. In addition, the Company's operations can be adversely effected by raw material supply disruptions, labor force shortages or work stoppages and events impeding or increasing the cost of transporting the Company's products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties.

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

       The Clean Air Act and similar state laws govern the emission of pollutants into the atmosphere. The Federal Water Pollution Control Act and similar state laws govern the discharge of pollutants into the waters of the United States. RCRA and similar state laws govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. Finally, the Toxic Substances Control Act regulates the manufacture, processing, and distribution of chemical substances and mixtures, as well as the disposition of certain hazardous substances.
       The costs of compliance with such laws and regulations promulgated thereunder may be substantial, and regulatory standards under such statutes tend to evolve towards more stringent requirements, which might, from time-to-time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of the Company's facilities could result in substantial civil penalties or the inability of the Company to operate all or part of the facility.

       In addition, certain state and federal laws govern the abatement, removal, and disposal of asbestos-containing materials and the maintenance of underground storage tanks and equipment which contains or is contaminated by polychlorinated biphenyls.

       Note 9 of the Notes to the Consolidated Financial Statements in Item 8 is incorporated by reference herein.

       See Item 3, "Legal Proceedings."

Item 2.  Properties
         ----------

       The Company operates 28 manufacturing and research facilities located in the United States, the United Kingdom, The Netherlands, Mexico, Canada, Colombia, France and Germany. Capital spending, exclusive of acquisitions, for the years ended 1997, 1996 and 1995 was approximately $91.4 million, $72.5 million and $97.2 million, respectively, on an historical basis. Capital expenditures for 1997 were higher than in 1996 due primarily to certain large projects in specialty chemicals product lines, such as the benzotriazole light stabilizer plant in the Netherlands and the expansion of the surfactants plant in West Virginia. Capital expenditures for 1995 were higher than in 1996 due primarily to the acrylonitrile capacity expansion. Capital expenditures in 1998 are expected to be in the range of $90.0 million to $100.0 million. Such capital expenditures are intended either to provide necessary capacity, to improve the efficiency of production units, to modernize or replace older facilities, or to install equipment for protection of the environment.

       The Company's major facilities and the principal product lines produced or service provided at each such facility are as follows:



               FACILITY                                      PRINCIPAL PRODUCT LINE
--------------------------------------              ---------------------------------------------------------
Anaheim, California........................     Aerospace materials
Atequiza, Mexico...........................     Water treating, paper and mining chemicals
Avondale (Fortier), Louisiana..............     Building block chemicals; MMA
Belmont (Willow Island), West Virginia.....     Polymer additives; coatings and resin products; surfactants
Bogota, Colombia...........................     Coatings and resin products
Botlek, The Netherlands....................     Water treating, paper and mining chemicals; polymer additives;
                                                 building block chemicals; surfactants; specialty monomers
Bradford, England..........................     Water treating, paper and mining chemicals
Courcelles-Les-Lens, France................     Thermoset molding compounds
Delano, Pennsylvania.......................     Thermoset molding compounds
Greenville, Texas..........................     Aerospace materials
Havre de Grace, Maryland...................     Aerospace materials
Kalamazoo, Michigan........................     Water treating, paper and mining chemicals; coatings and resin products
Linden (Warners), New Jersey...............     Surfactants
Longview, Washington.......................     Water treating, paper and mining chemicals
Mobile, Alabama............................     Water treating, paper and mining chemicals
Newark, Delaware...........................     Aerospace materials
Oestringen, Germany........................     Aerospace materials
Olean, New York............................     Urethane systems
Orange, California.........................     Aerospace materials
Perrysburg, Ohio...........................     Thermoset molding compounds
Stamford, Connecticut......................     Research
Tempe, Arizona.............................     Aerospace materials, research
Wallingford, Connecticut...................     Coatings and resin products; acrylic plastics; amino molding compounds; specialty monomers
Welland, Ontario...........................     Phosphine chemicals
Winona, Minnesota..........................     Aerospace materials; thermoset molding compounds
Woodbridge, New Jersey.....................     Water treating, paper and mining chemicals
Wrexham, Wales.............................     Aerospace materials

       The Company owns all of the foregoing facilities and their sites except for the sites for the Botlek and Courcelles-les-Lens facilities which are leased under long term leases. In addition, the Company leases its corporate headquarters in West Paterson, New Jersey and its regional headquarters in Coral Gables, Florida and Singapore. The Company intends to close its Linden, New Jersey and its Newark, Delaware plants by the end of 1998. Most manufacturing operations at these plants will be relocated to other plants.


Item 3.  Legal Proceedings
         -----------------

       In connection with the Spin-off, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook facility. In connection with the Fiberite Acquisition, the Company assumed responsibility for certain liabilities related to Fiberite's business. As a result, although Cyanamid or Fiberite is the named defendant in cases commenced prior to the Spin-off or the Fiberite Acquisition, respectively, the Company is the party in interest and is herein described as the defendant.

       The Company is a defendant in 14 cases pending in state courts in Jefferson, Harris, Harrison, Hidalgo and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in three cases (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pre-trial activities, primarily discovery. The Company believes that its involvement in all but five of these cases results from its former ownership of 50% of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

       The Company is one of many defendants in suits filed by approximately 23 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 21 are inactive because plaintiffs have not yet developed any symptoms and two are active.

       The Company is a defendant in four suits pending in California Superior Courts in Los Angeles, Orange and San Francisco Counties, which were filed by individuals or the personal representatives of individuals or the personal representatives of individuals allegedly injured as a result of exposure to asbestos containing products. Fiberite is a defendant in seven such suits. One of the suits in which both the Company and Fiberite are defendants and one suit in which only Fiberite is a defendant have been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

       The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000.

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

       The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in four cases pending in state and federal courts in the states of New York and Ohio. The first suit, filed in New York Supreme Court, New York County by the City of New York, the New York Housing Authority, and the New York City Health and Hospitals Corporation, seeks damages for the cost of removing lead-based paints from New York City-owned buildings. The second suit, filed in New York Supreme Court, Erie County was brought on behalf of two minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. The third suit is a class action pending in the United States District Court for the Southern District of New York in which two minor children have intervened and filed a complaint against the Company and six other alleged processors of lead, lead pigments and/or lead-based paints seeking injunctive relief, consisting of orders requiring the defendants to contribute to court-administered funds to (i) pay for medical monitoring of class members;
       (ii) provide abatement of lead-based paint hazards in dwellings in the city of New York where class members reside; and (iii) provide notification to class members. In all three cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fourth case is a class action brought against the Company and ten other defendants in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter. The plaintiffs seek compensatory and punitive damages for injuries allegedly caused by exposure to lead-based paints.

       The Company is one of several defendants in nine suits filed in New Jersey State Courts in Bergen, Middlesex and Monmouth Counties by, or on behalf of the estates of , individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in, products sold by the Company. Four of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. The Company also has been named as one of several defendants in an action brought in New Jersey Superior Court, Middlesex County, on behalf of a class consisting of former employees of Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

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

       Web Converting of Atlanta, Inc. filed a complaint in the United States District Court in Dallas, Texas against Cytec Fiberite regarding activities of Fiberite prior to the acquisition of Fiberite assets by Cytec. These activities, however, bear on a manufacturing process that Cytec Fiberite continues to use. The complaint alleges that Fiberite misappropriated information from Web relating to a process for the manufacture of slit tape prepreg. No specific damage amount is set forth. An answer to the complaint was filed on January 15, 1998, essentially denying all allegations.

       In August 1997, the EPA issued a Notice of Violation to the Company, its contractor and subcontractors alleging certain violations of the asbestos air regulations which apply to the demolition activities at the Company's Marietta, Ohio plant. The allege violations result from the alleged failure of the contractor and its subcontractors to perform the demolition in accordance with the terms of the agreement between the Company and the contractor.

       In February 1996, in an action brought against the Louisiana Department of Environmental Quality ("DEQ") by the Louisiana Environmental Action Network ("LEAN"), the Louisiana Court of Appeals vacated and set aside a decision (the "Decision") of the DEQ granting the Company an exemption from Louisiana hazardous waste land disposal restrictions in order to operate five waste disposal deep wells at the Fortier facility. The Court ruled that the Decision was inadequate because it did not contain basic and ultimate findings and articulate a rational connection between those findings and the issuance of the exemption. The Court remanded the action to the DEQ for the issuance of findings to support approval of the exemption. The DEQ then reissued the Decision in accordance with the greater explanatory requirements of the Court of Appeals judgment, and the plaintiffs appealed. In January 1998, the District Court upheld DEQ's re-issued decision to grant the Company an exemption, thereby allowing the continued use of the deepwells at the Fortier facility. LEAN has two months from the date judgment is entered to appeal. Use of the deep wells is essential to continued operation of the acrylonitrile plant at the Fortier facility. The Company continues to operate the deep wells.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       No matters were submitted to a vote of security holders of any class during the fourth quarter of 1997.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
         Matters
         -------

         The Common Stock of the Company is listed on the New York Stock Exchange. On January 29, 1998, there were approximately 18,000 holders of record of the Common Stock of the Company.

 The high and low stock prices for each quarter during 1997 and 1996, which were restated to reflect the three-for-one stock split, were:

                  1Q                   2Q                 3Q                4Q
1997
   High          $42 1/4              $40 1/4            $50 3/8           $50 15/16
   Low            36 7/8               33 7/8             37 5/16           44
1996
   High           29 11/24             31 5/12            39 1/2            40 7/8
   Low            20 3/8               27                 25 1/3            34 3/8

   No dividends have been paid on the Common Stock of the Company since its inception, and the Company currently contemplates that it will not pay cash dividends on the Common Stock in the foreseeable future. In addition, the Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Preferred Stock. See
   Note 15 of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference herein.

Item 6.  Selected Financial Data
         -----------------------

Five-Year Summary



(Dollars in millions, except per share amounts)                     1997        1996         1995        1994         1993
--------------------------------------------------------------------------------------------------------------------------------
 Statements of income data:
 Net sales                                                       $1,290.6     $1,259.6   $1,260.1      $1,101.3   $1,008.1
 Manufacturing cost of sales                                        930.9        898.1      912.2         817.9      959.9
 Research and process development                                    44.7         40.2       44.2          40.0       42.7
 Selling and technical services, administrative and
   general and amortization of acquisition intangibles              195.8        186.1      181.6         176.0      177.5
--------------------------------------------------------------------------------------------------------------------------------

 Earnings (loss) from operations                                    119.2(1)     135.2      122.1          67.4     (172.0)(2)
 Other income (expense), net                                         23.9(3)       9.0        4.6           5.7       (0.9)
 Equity in earnings of associated companies                          12.3         24.8       24.6          16.4       23.8
 Interest income (expense), net                                      (5.7)        (2.1)       5.4           7.5       (0.5)
 Income tax provision (benefit)                                      36.1(4)      66.8     (125.5)(5)      40.9      136.1(6)
--------------------------------------------------------------------------------------------------------------------------------

 Earnings (loss) before cumulative effect of
   accounting changes                                            $  113.6        100.1      282.2          56.1     (285.7)
 Cumulative effect of accounting changes                             -            -          -              -       (219.8)(7)
 Net earnings (loss)                                             $  113.6        100.1      282.2          56.1     (505.5)
 Dividends on preferred stock                                        -            -         (10.7)        (14.6)      (0.6)
 Excess of repurchase price over related book value of
   Series A Stock and Series B Stock                                 -            -        (195.2)          -           -
--------------------------------------------------------------------------------------------------------------------------------

 Net earnings (loss) available for common stockholders           $  113.6     $  100.1   $   76.3      $   41.5   $ (506.1)
--------------------------------------------------------------------------------------------------------------------------------

 Net earnings per common share
   Basic                                                         $   2.50     $   2.13   $   1.98      $   1.12   $  -
   Diluted                                                       $   2.39     $   2.03   $   1.50      $    .88   $  -
--------------------------------------------------------------------------------------------------------------------------------

 Other data
 (At end of period, unless otherwise noted):
 Additions to plants, equipment and facilities
   for the year ended December 31                                $   91.4     $   72.5   $   97.2      $  116.1   $  110.6
 Current assets                                                     452.8        416.3      404.0         439.0      331.0
 Current liabilities                                                375.0        312.8      317.7         320.1      262.1
 Working capital                                                     77.8        103.5       86.3         118.9       68.9
 Plants, equipment and facilities                                 1,278.0      1,339.7    1,317.2       1,247.5    1,333.3
 Net depreciated cost                                               629.7        582.2      605.7         586.7      581.4
 Total assets                                                     1,614.1      1,261.1    1,293.8       1,199.4    1,082.1
 Long-term debt                                                     324.0         89.0       66.0          -          -
 Other noncurrent liabilities                                       527.7        544.9      567.2         596.1      588.8
 Redeemable preferred stock                                          -            -          -            199.9      199.9
 Total stockholders' equity                                         387.4        314.4      342.9          83.3       31.4
--------------------------------------------------------------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

 (1) Includes restructuring and other charges of $18.6 and $23.8 recorded in the first and fourth quarters of 1997 respectively.

 (2) Includes provisions for environmental remediation of $162.3 recorded in the third quarter of 1993 and the ongoing effect of a change in accounting principle related to postretirement benefit expenses of $24.0.

 (3) Includes a gain of $22.3 related primarily to the sale of the Acrylic Fibers product line in the first quarter of 1997. In addition to the charges discussed in Note 1 above, charges of $9.0 were recorded in the fourth quarter of 1997 to reduce the carrying amount of certain assets held for sale.

 (4) Includes the reversal of the remaining $24.4 of the previously established tax valuation allowance (see Notes 5 and 6 below) in the fourth quarter of 1997.
 (5) Includes the reversal of $193.0 of the previously established tax valuation allowance (See Note 6 below) in the fourth quarter of 1995.

 (6) In addition to the charges discussed in Note 2 above, a valuation allowance of $193.5 was recorded as part of the 1993 income tax provision relating to certain deferred tax assets existing as of December 31, 1993. An additional allowance of $12.7 was also established in the fourth quarter of 1993 relating to certain liabilities transferred to the Company by Cyanamid at the time of the spin-off. This additional allowance did not affect the income tax provision. Subsequent adjustments in 1994 and 1995 to the tax basis of certain assets and liabilities assumed from Cyanamid at the time of the spin-off increased the valuation allowance by $11.2 but did not affect the income tax provision in either year.

 (7) Includes a charge of $230.4 related to the adoption of SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions" and a benefit of $10.6 related to the adoption of SFAS No. 109, "Accounting for Income Taxes."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's
Discussion and
Analysis of Financial Condition and
Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Dollars are in millions, except share and per share amounts.

GENERAL

On September 30, 1997, the Company completed its acquisition of substantially all of the assets and liabilities of Fiberite. The assets and liabilities were acquired for $344.0 from Stamford FHI Acquisition Corp., which purchased Fiberite on August 29, 1997. The assets acquired include all of Fiberite's businesses except its satellite materials business. The majority of the Fiberite operations were combined with Cytec Engineered Materials Inc., a wholly owned subsidiary, which was renamed Cytec Fiberite Inc.

  In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and the Company will comply beginning with year-end 1998 results. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:



                                                        Years Ended December 31,
--------------------------------------------------------------------------------
                                                       1997    1996    1995
--------------------------------------------------------------------------------
 Net sales                                             100.0%  100.0%  100.0%
 Manufacturing cost of sales                            72.1    71.3    72.4
--------------------------------------------------------------------------------
 Gross profit                                           27.9    28.7    27.6
 Selling and technical services                         11.3    11.2    10.8
 Research and process development                        3.5     3.2     3.5
 Administrative and general                              3.7     3.5     3.6
 Amortization of acquisition intangibles                 0.2     0.1     ---
 Earnings from operations(1)                             9.2    10.7     9.7
--------------------------------------------------------------------------------

 Net earnings(2)                                         8.8     7.9    22.4

 Excess of repurchase price over related book value
   of Series A Stock and Series B Stock                   -      -     (15.5)
 Dividends on preferred stock                             -      -      (0.8)

 Net earnings available for common stockholders          8.8%    7.9%    6.1%
--------------------------------------------------------------------------------

 (1) Percentages in 1997 include the effect of restructuring and other charges of (3.3%).
 (2) Includes 1.1% after tax for a gain in 1997 primarily relating to the divestiture of the Acrylic Fibers product line and the effect of reversals of the tax valuation allowance of 1.9% and 15.2% in 1997 and 1995, respectively.

NET SALES BY PRODUCT CATEGORY

The Company's net sales by product category are set forth below.


                                                        Years Ended December 31,
--------------------------------------------------------------------------------

                                                      1997      1996      1995
--------------------------------------------------------------------------------
 Specialty Chemicals                                $  728.3  $  744.7  $  731.0
 Specialty Materials(1)                                297.0     320.5     305.6
 Building Block Chemicals(2)                           265.3     194.4     223.5

                                                    $1,290.6  $1,259.6  $1,260.1
--------------------------------------------------------------------------------

 (1) On January 31, 1997, the Company sold its Acrylic Fibers product line which had sales of $11.9, $138.7 and $136.1 in 1997, 1996 and 1995, respectively. On
 September 30, 1997, the Company acquired substantially all of the assets and liabilities of Fiberite. Sales of the acquired Fiberite business for the fourth quarter of 1997 were $66.9.

 (2) Nearly one-third of the Company's 1997 production of building block chemicals was used internally in the manufacture of specialty chemicals, specialty materials and other building block chemicals. Such internal usage is not reflected in net sales of building block chemicals. In 1996 and 1995, more than one-half of such production was used internally. The decrease in internal usage is the result of the sale of the Acrylic Fibers product line in January 1997. Sales of acrylonitrile to the purchaser of the Acrylic Fibers product line are included above in net sales of Building Block Chemicals for 1997. In prior years, these sales were recorded as internal transfers.


The Company has a 50% interest in each of five unconsolidated associated companies with aggregate net sales of $596.5 in 1997, $600.7 in 1996 and $601.3 in 1995, of which approximately 14.8%, 16.2% and 18.0% were sales of specialty chemicals in 1997, 1996 and 1995, respectively, and approximately 85.2%, 83.8% and 82.0% were sales of specialty materials in 1997, 1996 and 1995, respectively.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Net sales for 1997 were $1,290.6, which was 2.5% higher in comparison with 1996 net sales of $1,259.6. Included in 1996 are sales from the divested Acrylic Fibers and Aluminum Sulfate product lines and the discontinued Technical Chemicals product line. Included in 1997 are sales of acrylonitrile to the purchaser of the Acrylic Fibers line and sales of $66.9 generated as a result of the purchase of Fiberite as of September 30, 1997. Excluding the above from 1996 and 1997 results, sales increased 7.2%. Sales outside of the United States for the full year 1997 were 39%, which was flat compared with 1996 international sales. This was primarily a result of the Acrylic Fibers divestiture and the inclusion in the fourth quarter of Fiberite sales, which are principally U.S. based. Excluding Fiberite, sales outside of the United States increased to 41% with the growth primarily in European and Latin America markets.

Sales in the Asia/Pacific region, excluding the effect of divested businesses, were up 8% for the year, but down slightly in the fourth quarter. Fourth quarter results were partly due to the region's financial crisis and to the effect of unusual weather that caused certain customer mines to be shut down. Overall sales to this region were about 11% of total Cytec sales with approximately half of these sales at risk to currency fluctuations. The Company has taken steps to mitigate the effects of the financial crisis in Asia and based on the extent of that crisis at this time, hopes it will not have a serious long-term impact on the Company.

Specialty Chemicals net sales decreased $16.4 or 2%. Excluding the divested Aluminum Sulfate and Technical Chemicals product lines, net sales were higher by 3%. Selling volumes were up 6% overall with the largest percentage increases in Phosphine Chemicals, Mining Chemicals and Polymer Additives. Selling price pressures impacted sales negatively by about 1%, and foreign exchange rates also unfavorably impacted sales by about 2% primarily due to the strength of the U.S. dollar against European currencies.

Specialty materials net sales decreased $23.5. Excluding the sales of the divested Acrylic Fibers product line, sales rose 57% principally due to the continued strong performance of Aerospace Materials products in the commercial aircraft sector and the acquisition of Fiberite.

Building Block net sales increased $70.9 or 37%. Included in 1997 were acrylonitrile sales of $47.6 to the purchaser of the Acrylic Fibers business that were treated as internal transfers prior to the divestiture. Excluding these sales, the net year-to-year increase for the full year was 12%. Both acrylonitrile and methanol sales volumes were higher. The methanol facility was shut down in January 1996 due to high natural gas costs and during the second quarter of 1996 for mechanical repairs to the reactor.

Manufacturing cost of sales for the full year increased from 71.3% of sales to 72.1%. Included in 1997 were the unfavorable effects of restructuring and other charges totaling $34.6 and relating primarily to manufacturing sites at Fortier, Louisiana; Willow Island, West Virginia; Botlek, the Netherlands; and Linden, New Jersey. Excluding the total restructuring and other charges of $34.6 in 1997, the cost of sales improved to 69.4%. This was the result of an improved product sales mix, the effect of improving plant efficiency and due to continuing cost reduction programs. Partially offsetting these were higher costs for raw materials and the negative impact of fluctuations in foreign exchange rates.

Selling and technical services expenses increased $4.5 or 3.2%. included in 1997 are restructuring and other charges of $3.2 relating to sales force and customer service restructuring and costs relating to the integration of Fiberite. Excluding these charges, selling and technical services expenses increased 1%, reflecting increased sales efforts in international markets and support of domestic sales growth in several specialty segments.

Research and process development expenses for the full year 1997 increased $4.5 or 11%. Included in 1997 are restructuring and other charges of $2.0 relating to the reduction of corporate research and development overhead and the write-off of in-process R&D acquired from Fiberite. Excluding these charges, research and development expenses increased 6%, reflecting continued effort in technical programs in the Specialty Chemicals product lines.

Administrative and general expenses increased $3.4 or 7.8%. Included in 1997 are restructuring and other charges of $2.6 relating to corporate headquarters restructuring and costs for reorganizing the legal entity structure in Europe. Excluding these charges, administrative and general expenses increased 1.8%.

Amortization of acquisition intangibles increased $1.8 due to amortization of goodwill associated with the Fiberite acquisition.

Other income, net, improved $14.9. Included in 1997 was a $22.3 gain related to divested product lines and charges of $9.0 for reducing the carrying amount of the Company's subsidiary Conap, Inc. to net realizable value and expected losses on certain other assets being held for sale.

Equity in earnings of associated companies, all of which are 50% owned, represents the Company's before-tax share of its associates' earnings. Such earnings decreased $12.5 mainly due to a decline in earnings at Criterion Catalyst resulting from a less favorable product mix, lower selling prices and operating inefficiencies.

Interest income (expense), increased as a result of long-term debt associated with the acquisition of Fiberite. Also included is a charge of $1.0 for up-front costs to fund the acquisition of Fiberite.

The income tax provision in 1997 includes a favorable reversal of the tax valuation allowance of $24.4 million. The Fiberite acquisition, in conjunction with the continued positive earnings trend of the Company, makes it more likely than not that the Company will generate sufficient taxable income to realize its net deferred income tax assets. The effective tax rate for the year also includes the impact of a portion of the restructuring and other charges for which no tax benefit was attributable. in 1996, the rate included a one-time benefit related to a non-cash transaction in the fourth quarter. Excluding these non-recurring items for each year, the effective tax rate was 39% in 1997, compared with 41% in 1996. this reduction was due to improved tax planning and increased sales by the Company's foreign sales corporation.

Net earnings for the full year 1997 were $113.6, or $2.39 per diluted common share, compared with $100.1, or $2.03 per diluted common share, for the comparable period of 1996. Included in 1997 net earnings was an unfavorable after-tax charge of $34.3, or $0.72 per diluted common share, relating to restructuring and other charges explained in the line item analysis above. Also included in 1997 was the favorable reversal of the tax valuation allowance of $24.4, or $0.51 per diluted common share, and an after-tax gain from the first quarter of 1997 of $13.6, or $0.29 per diluted common share, primarily relating to the Acrylic Fibers product line divestiture. Excluding these items, the diluted earnings per share for 1997 was $2.31. This represents an increase of $0.28 per diluted common share, compared with the full year 1996, and reflects higher earnings and the effect of the Company's common stock repurchase program.

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net sales for 1996 were $1,259.6, which was essentially flat in comparison with 1995 net sales of $1,260.1. The Company's specialty product lines grew 2.8% principally on higher sales volumes. Building Block Chemicals net sales decreased 13.0% as a result of lower selling prices and selling volumes in certain products.

International net sales grew to 39.1% of total net sales in 1996, up from 37.9% of total net sales in 1995. On a regional basis, sales in the United States declined primarily due to decreased methanol sales resulting from lower selling prices and volumes plus the effect of divested and discontinued products in 1996. Earnings from operations were up significantly in the United States as a result of cost reduction programs and an improved product mix. Also included in 1995 results for the region were start-up costs associated with the expanded acrylonitrile facility. Sales and earnings from operations in the Asia/Pacific region were down principally due to lower exports of acrylic fibers and lower acrylonitrile selling prices.

Specialty Chemicals net sales increased $13.7, or 1.9%, with the increase spread among all regions of the world. Also affecting net sales in 1996 was the effect of divesting certain minor product lines that had a negative impact on the year-to-year comparison in net sales. The most significant sales increase was in Paper Chemicals, where sales increased principally in North America as a result of a rebound in paper industry production and new business. European and Latin American sales also had modest increases for the year. Mining Chemicals net sales improved in most regions as new customers converted to higher technology products. Polymer Additives net sales increased primarily in the North American and Asia/Pacific regions. Selling prices were up less than 1.0% for Specialty Chemicals in 1996.

Specialty Materials net sales increased $14.9 or 4.9%. Aerospace Materials net sales increased 9.3% due to sales volume increases with existing accounts and new customers. In addition, aircraft build rates started to improve in late 1996. Acrylic Fibers net sales increased 2.0%, but sales volume was up 11.0%. Selling prices for Acrylic Fibers were down especially for export sales.

Building Block Chemicals net sales decreased $29.1, or 13.0%, primarily due to acrylonitrile and methanol. Acrylonitrile sales volume was up due to the expanded plant being in service for a full year, but this was more than offset by lower selling prices. Methanol sales decreased as a result of lower selling prices in the first half of 1996. In addition, methanol sales volumes were down in the first half of 1996 as a result of production downtime due to repairs as well as a shutdown in January 1996 due to poor economic conditions caused by low selling prices coupled with high natural gas costs.

Manufacturing cost of sales improved to 71.3% of net sales, up from 72.4% of net sales for 1995. Much of the improvement resulted from cost reduction programs, improved plant efficiencies in batch operation facilities and an improved product mix as the Company divested or de-emphasized low margin products. Raw materials were generally lower with the exception of natural gas, which was significantly higher than the year ago period. Selling prices were slightly higher in the specialty businesses with the exception of export acrylic fibers, where prices were down significantly.

Selling and technical services expenses increased $5.0 and increased as a percent of net sales to 11.2%, up from the 10.8% of net sales experienced in 1995. The 1996 amount reflected the full year effect of certain investments the Company made in this area during 1995. In particular, investments in the international regions increased, but were partially offset by reduced expenses in North America, where the Company was able to rationalize its costs.

Research and process development expenses decreased $4.0 and were 3.2% of net sales in 1996. The decrease was the result of a reduction completed in late 1995 in non-value-added overhead costs at our research facilities. Technical spending as it relates to our product lines increased from the prior year as planned.

Administrative and general expenses decreased $0.8 in 1996 and decreased as a percent of net sales to 3.5% from 3.6% in 1995.

Other income, net, increased $4.4 principally as a result of gains on certain real estate transactions, other income from royalties, and technology sales and fees.

Interest income (expense), decreased $7.5 due to higher levels of debt outstanding primarily as a result of the Company's stock repurchase program coupled with reduced interest income on lower cash balances maintained during the year.

The income tax provision for 1996 reflected an effective tax rate of 40.0%. This was a decrease of approximately 3.0%, excluding the effect of a tax valuation reversal in 1995. The lower effective rate was the result of a focused tax strategy designed to reduce, where applicable, the Company's tax burden. In addition, a one-time benefit of $1.4 was recorded in the fourth quarter to recognize the tax effect of a noncash transaction completed in December 1996. Excluding the effect of this one-time benefit, the tax rate was 41%.

Equity in earnings of associated companies increased $1.0 from 1995. Increased earnings were reported by CYRO Industries, reflecting the capacity expansions completed in the second half of 1995 plus lower raw material costs. Earnings of Dyno-Cytec improved over the prior year as a result of higher sales and lower raw material costs. Partially offsetting the above were reduced earnings from Criterion Catalyst Company. Criterion's lower earnings were the result of several factors: the purchase of high cost intermediate product from third parties due to capacity constraints, start-up costs related to capacity expansions and lower hydroprocessing catalyst selling prices.

Dividends on preferred stock were essentially eliminated as the Company repurchased all of its Series A Cumulative Adjustable Preferred Stock ("Series A Stock") and Series B Cumulative Convertible Preferred Stock ("Series B Stock") in the second half of 1995. Dividends on the outstanding Series C Cumulative Preferred Stock ("Series C Stock") were negligible.

Net earnings available for common stockholders increased $23.8, or 31.2%, over the prior year.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 1997, the Company's cash balance was $6.4, a decrease of $14.0 from year-end 1996.

Net cash flows provided by operating activities totaled $131.7 for the year ended December 31, 1997, compared with $170.8 in the same period of 1996. A significant factor in this decrease was the Company's decision to prefund $25.0 million of its post-retirement benefits liability through contributions to its Voluntary Employee Benefit Association (VEBA) Trust accounts utilizing some of the proceeds from the sale of the Acrylic Fibers product line. In addition, accounts receivable increased due to the higher level of sales in the fourth quarter of 1997 compared to the fourth quarter of 1996. This was primarily due to the acquisition of Fiberite, which was offset in part by the effect of divesting certain product lines.

Environmental remediation spending for the years ended December 31, 1997, 1996 and 1995, was $26.1, $26.8 and $22.1, respectively. The Company expects similar levels in 1998, though there can be no assurances that the Company's annual cash expenditures will not be higher in the future.

  While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs which, in management's opinion, will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amount. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence. See Note 9 of the Notes to the Consolidated Financial Statements with respect to environmental matters.

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

Net cash flows used for investing activities totaled $337.6, compared with $41.0 in 1996. Included in 1997 was funding for the Fiberite acquisition of $344.0, which was partially offset by proceeds of $94.8 associated with the sale of the Acrylic Fibers products line. Capital expenditures for the year ended December 31, 1997, of $91.4 were higher than for the corresponding period in 1996 due primarily to certain large projects in the Specialty Chemicals product lines, such as the benzotriazole light stabilizer plant in Botlek, the Netherlands, and the expansion of the surfactants plant in Willow Island, West Virginia. Capital expenditures for the year 1998 are expected to be in the range of $90.0 to $100.0.

  During 1996 the Company received $25.0 from its associated company, CYRO Industries, as a return of capital. CYRO Industries financed the distribution in part by bank borrowings of $40.0. Also during the fourth quarter of 1996, the Company sold the majority of the assets of its Aluminum Sulfate business and received approximately $11.0 in cash proceeds before taxes.

  The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures in 1998.

Net cash flows provided by financing activities totaled $194.2, compared with $121.5 used for financing activities in 1996. Long-term debt increased due to the funding of the Fiberite acquisition and the aforementioned VEBA contributions and were partly offset by net proceeds from the sale of the Acrylic Fibers product line. In 1997 the Company purchased a total of 1,234,250 shares of treasury stock at a cost of $47.8. This included 296,200 shares that completed the 10% stock repurchase program started in the first quarter of 1996 and 938,050 shares acquired under a new 10% stock repurchase program authorized in February 1997. At December 31, 1997, the remaining shares authorized to be repurchased were approximately 3.6 million. In 1996 approximately 3,033,000 shares were repurchased at a cost of $148.7. In connection with the repurchase program, the Company wrote put options on 600,000 shares of its common stock during 1997, for which it received premiums of approximately $1.0. All options expired at no cost to the Company during 1997.

  The Company signed an agreement on April 8, 1997, with American Cyanamid Company, a subsidiary of American Home Products Corporation, to revise certain of the financial covenants contained in its Series C Cumulative Preferred Stock. Under the revised terms, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. Prior to the revised agreement, the Company was to maintain a minimum fixed charge coverage ratio of no less than 2-to-1, and if the Company's equity was in excess of $200, then it could not incur additional indebtedness if it would cause the ratio of debt-to-equity to exceed .75-to-1. At December 31, 1997, the Company had $324.0 of debt and $387.3 in equity as defined in the Series C Stock covenants and, under the revised terms, would have had the ability to incur up to an additional $257.0 in debt.

  In June 1995, the Company executed a five-year (due on June 1, 2000) $150.0 unsecured revolving credit facility agreement (the "Credit Agreement"). In July 1997, the Company renegotiated its existing bank Credit Agreement to increase the maximum available for borrowing from $150.0 to $200.0, extend the maturity from June 2000 to July 2002 and expand the existing syndicate of banks. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Agreement, repurchases of the Company's common stock and contributions to the Company's VEBA Trust accounts. Under the terms of the Credit Agreement, the Company has an additional $77.0 available for borrowing at December 31, 1997. The Credit Agreement contains covenants customary for such facilities. The Credit Agreement also provides that it is an event of default if any person acquires more than 20% of the voting power of all voting stock of the Company. The Company was in compliance with all material terms, covenants and conditions of the Credit Agreement at December 31, 1997. Other debt was $1.0 at both December 31, 1997, and 1996.

  On September 23, 1997, the Company executed a 364-day revolving credit facility with a two-year term-out option to provide up to $200.0 of financing for the Fiberite acquisition. At December 31, 1997, $200.0 was borrowed under the facility. The Company anticipates repayment of all amounts drawn under the facility with the proceeds from one or more offerings of debt securities under its existing shelf registration statement for $300.0 of senior debt securities.

  The Company has an effective shelf registration statement on file with the Securities and Exchange Commission covering $300.0 of senior debt securities which may be offered by the Company from time to time and which, at the Company's discretion, could be converted to permit the issuance of up to $360.0 of such securities. The Company anticipates one or more offerings will be made in 1998 under this registration statement with most or all of the proceeds to be used for the repayment of debt incurred for the Fiberite acquisition.

  During 1997 and 1996, the Company made contributions to its VEBA accounts to fund certain employee and retiree health care benefits. The balance in the VEBA trusts at December 31, 1997, and 1996 was $47.9 and $25.2, respectively.

  The Company had foreign currency contracts at December 31, 1997, and 1996. The contracts are utilized by the Company to hedge certain foreign currency denominated receivables and payables and are not used for speculation. All contracts are for periods of six months or less. At December 31, 1997, the Company had net contracts to sell $12.4 of primarily European currencies for U.S. dollars and to sell Dutch guilders with a value equivalent to $17.5 for other European currencies. At December 31, 1996, the Company had net contracts to sell $14.7 of primarily European currencies for U.S. dollars and to sell Dutch guilders with a value equivalent to $10.4 for other European currencies. In addition, the Company occasionally hedges to reduce its exposure to future price changes for natural gas used in the Company's manufacturing activities. The maturity of these contracts correlates highly to the actual purchases of the commodity. The forward commodity contracts outstanding at December 31, 1997, and 1996, were not material to the Company's consolidated financial statements.

  As of December 31, 1997, the Company was party to six interest rate lock agreements, each with notional values of $50.0, all of which were entered into with major financial institutions in anticipation of future offerings of debt securities during 1998 under the Company's existing shelf registration for $300.0 of senior debt securities. The weighted average interest rates locked into for the respective five, ten and thirty year tenors, which correspond to the expected maturities of the anticipated debt offerings, were 5.83%, 5.95% and 6.26%, respectively, as of December 31, 1997. The notional amounts of the interest rate locks do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. Notional amounts are not included in the consolidated balance sheet. At December 31, 1997, the fair value of the interest rate locks represented an increase to interest expense of $8.0 to be reflected as an adjustment to interest expense over the length of the anticipated debt offering.

  The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years.

OTHER

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" in the last two places as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. Based on the portion of the systems review completed to date, the Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed or if problems are not discovered and rectified on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company.


                     COMMENTS ON FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

 A number of the statements made by the Company in this Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and its other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

   Forward-looking statements include, among others, statements concerning the Company's outlook for 1998, the accretiveness of acquisitions, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

   All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

Consolidated Balance Sheets


                                                                                                       December 31,
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except share and per share amounts)                                            1997       1996
-------------------------------------------------------------------------------------------------------------------------
 ASSETS
-------------------------------------------------------------------------------------------------------------------------
 Current assets
   Cash and cash equivalents                                                                       $    6.4   $   20.4
   Accounts receivable, less allowance for doubtful accounts of $10.0 in 1997 and $11.1 in 1996       226.9      206.5
   Inventories                                                                                        131.9      105.6
   Deferred income taxes                                                                               70.7       65.1
   Other current assets                                                                                16.9       18.7
     Total current assets                                                                             452.8      416.3
 Equity in net assets of and advances to associated companies                                         141.1      143.7
-------------------------------------------------------------------------------------------------------------------------
 Plants, equipment and facilities, at cost                                                          1,278.0    1,339.7
   Less accumulated depreciation                                                                     (648.3)    (757.5)
     Net plant investment                                                                             629.7      582.2
-------------------------------------------------------------------------------------------------------------------------
 Acquisition intangibles, net of accumulated amortization of $9.5 in 1997 and $6.8 in 1996            295.6       17.1
 Deferred income taxes                                                                                 82.2       89.6
 Other assets                                                                                          12.7       12.2
 Total assets                                                                                      $1,614.1   $1,261.1

 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
 Current liabilities
   Accounts payable                                                                                $  116.3   $  101.3
   Accrued expenses                                                                                   239.0      205.1
   Income taxes payable                                                                                19.7        6.4
     Total current liabilities                                                                        375.0      312.8
-------------------------------------------------------------------------------------------------------------------------
 Long-term debt                                                                                       324.0       89.0
 Other noncurrent liabilities                                                                         527.7      544.9
-------------------------------------------------------------------------------------------------------------------------
 Stockholders' equity
   Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000 shares,
     Series C, $.01 par value at liquidation value of $25 share                                         0.1        0.1
   Common Stock $.01 par value per share, 150,000,000 shares authorized,
     issued 48,181,264 shares in 1997, 48,377,683 shares in 1996                                        0.5        0.5
   Additional paid-in capital                                                                         203.9      229.7
   Retained earnings                                                                                  331.5      217.9

   Unearned compensation                                                                               (3.5)      (2.4)
   Accumulated translation adjustments                                                                 (6.9)       8.8
   Treasury stock, at cost, 3,044,589 shares in 1997, 2,883,485 shares in 1996                       (138.2)    (140.2)
     Total stockholders' equity                                                                       387.4      314.4
 Total liabilities and stockholders' equity                                                        $1,614.1   $1,261.1
 Contingent Liabilities and Commitments (Notes 4 and 9)
-------------------------------------------------------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

                                                                    Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share amounts)                    1997       1996       1995
-------------------------------------------------------------------------------------------------------------------------
 Net sales                                                       $1,290.6   $1,259.6   $1,260.1
 Manufacturing cost of sales                                        930.9      898.1      912.2
 Selling and technical services                                     145.4      140.9      135.9
 Research and process development                                    44.7       40.2       44.2
 Administrative and general                                          47.7       44.3       45.1
 Amortization of acquisition intangibles                              2.7        0.9        0.6
-------------------------------------------------------------------------------------------------------------------------
 Earnings from operations                                           119.2      135.2      122.1
 Other income, net                                                   23.9        9.0        4.6
 Equity in earnings of associated companies                          12.3       24.8       24.6
 Interest income (expense)                                           (5.7)      (2.1)       5.4
-------------------------------------------------------------------------------------------------------------------------
 Earnings before income taxes                                       149.7      166.9      156.7
 Income tax provision (benefit)                                      36.1       66.8     (125.5)
-------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                    $  113.6      100.1      282.2
 Dividends on preferred stock                                         -          -        (10.7)
 Excess of repurchase price over related book value of
   Series A Stock and Series B Stock                                  -          -       (195.2)
 Net earnings available for common stockholders                  $  113.6   $  100.1   $   76.3
-------------------------------------------------------------------------------------------------------------------------
 Earnings per common share
   Basic                                                         $   2.50   $   2.13   $   1.98
   Diluted                                                       $   2.39   $   2.03   $   1.50
-------------------------------------------------------------------------------------------------------------------------
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                    Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                               1997      1996      1995
-------------------------------------------------------------------------------------------------------------------------
 Cash flows provided by (used for) operating activities
 Net earnings                                                     $ 113.6   $ 100.1   $ 282.2
 Noncash items included in net earnings:
   Equity in undistributed earnings of associated companies           0.1     (14.6)    (17.2)
   Depreciation                                                      73.1      79.7      83.0
   Amortization                                                       5.7       9.3       6.9
   Deferred income taxes                                              3.2      23.7    (181.6)
   Gain on sale of business                                         (22.3)      -         -
   Other                                                              6.7       -         -

 Changes in operating assets and liabilities:
   Accounts receivable                                              (16.7)      7.6       6.3
   Inventories                                                       (9.5)    (18.4)    (12.4)
   Accounts payable                                                  (9.9)      3.7       4.8
   Accrued expenses                                                  13.8      (3.2)     (9.4)
   Income taxes payable                                              18.5      10.5      (4.2)
   Other assets                                                      (2.2)     (5.9)     11.1
   Other liabilities                                                (42.4)    (21.7)     (8.7)
 Net cash flows provided by operating activities                    131.7     170.8     160.8
-------------------------------------------------------------------------------------------------------------------------
 Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                    (91.4)    (72.5)    (97.2)
   Proceeds from dispositions of businesses and sale of assets       95.7      13.5       -
   Acquisition of business                                         (344.0)      -         -
   Return of capital by investees                                      -       25.0       -
   Change in other assets                                             2.1      (7.0)     11.4
 Net cash flows used for investing activities                      (337.6)    (41.0)    (85.8)
-------------------------------------------------------------------------------------------------------------------------
 Cash flows provided by (used for) financing activities
   Purchase of treasury stock                                       (47.8)   (148.7)       -
   Change in long-term borrowings                                   235.0      23.0      66.0
   Proceeds from exercise of stock options                            6.0       2.5       1.3
   Proceeds received on sale of put options                           1.0       1.7       -
   Proceeds from stock offering, net of discounts and expenses         -         -      181.2
   Purchase of Series A Stock                                          -         -      (90.0)
   Purchase of Series B Stock                                          -         -     (305.1)
   Dividend payments on preferred stock                                -         -      (14.4)
 Net cash flows provided by (used for) financing activities         194.2    (121.5)   (161.0)
 Effect of exchange rate changes on cash and cash equivalents        (2.3)      0.1       0.3
-------------------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                   (14.0)      8.4     (85.7)
 Cash and cash equivalents, beginning of year                        20.4      12.0      97.7
 Cash and cash equivalents, end of year                           $   6.4   $  20.4   $  12.0
-------------------------------------------------------------------------------------------------------------------------
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

                                                    Years Ended December 31, 1997, 1996 and 1995,
------------------------------------------------------------------------------------------------------------------------------------

                                                 Additional                             Minimum     Accumulated
                           Preferred   Common     Paid-In   Retained     Unearned       Pension     Translation   Treasury
(Dollars in millions)        Stock     Stock      Capital   Earnings   Compensation    Liability    Adjustments    Stock     Total
------------------------------------------------------------------------------------------------------------------------------------

 Balance at December 31,
  1994                         $0.1        $0.1    $ 34.2    $  41.5          $(4.1)        $ -          $ 11.6   $  (0.1)  $  83.3
 Net earnings                   -           -         -        282.2            -             -             -          -      282.2
 Dividends on preferred
  stock                         -           -         -        (10.7)           -             -             -          -      (10.7)

 Award of, and changes in,
   performance and
    restricted stock            -           -         4.9        -             (4.9)          -             -          -        -
 Amortization of
  performance
   and restricted stock         -           -         -          -              6.4           -             -          -        6.4
 Issuance of common stock
   from stock offering          -           0.1     181.1        -              -             -             -          -      181.2
 Excess of repurchase
  price over
   related book value of
    Series A
   Stock and Series B Stock     -            -         -      (195.2)           -             -             -          -     (195.2)

 Proceeds received from
  stock options                 -             -       1.3       -                -             -            -          -        1.3
 Tax benefit on stock
  options                       -             -       1.1       -                -             -            -          -        1.1
 Additional minimum
  pension liability             -             -        -        -                -           (5.4)          -          -       (5.4)

 Translation adjustment         -             -        -        -                -             -           (1.3)       -       (1.3)

------------------------------------------------------------------------------------------------------------------------------------


 Balance at December 31,
  1995                          0.1         0.2     222.6      117.8           (2.6)         (5.4)         10.3      (0.1)    342.9
 Net earnings                    -          -         -        100.1            -              -            -         -       100.1
 Award of, and changes in,
   performance and
    restricted stock             -          -         7.7        -             (8.2)           -            -         0.1      (0.4)

 Amortization of
  performance and
   restricted stock              -          -         -          -              8.4            -            -         -         8.4
 Three-for-one stock split                  0.3      (0.3)       -              -              -            -         -          -
 Purchase of treasury stock      -          -         -          -              -              -            -      (148.7)   (148.7)

 Exercise of employee
  stock options                  -          -        (8.5)       -              -              -            -         8.5        -
 Proceeds received from
  stock
   options and put options       -          -         4.2        -              -              -            -         -         4.2
 Tax benefit on stock
  options                        -          -         4.0        -              -              -            -         -         4.0
 Additional minimum
  pension liability              -          -         -          -              -             5.4           -         -         5.4
 Translation adjustment          -          -         -          -              -              -           (1.5)      -        (1.5)

------------------------------------------------------------------------------------------------------------------------------------


Balance at December 31,
  1996                          0.1         0.5     229.7      217.9           (2.4)           -            8.8    (140.2)    314.4
 Net earnings                   -           -         -        113.6            -              -            -         -       113.6
 Award of, and changes in,
   performance and
    restricted stock            -           -        (2.3)       -             (4.1)           -            -         6.4       -
 Amortization of
  performance and
   restricted stock             -           -         -          -              3.0            -            -         -         3.0
 Purchase of treasury stock     -           -         -          -              -              -            -       (47.8)    (47.8)

 Exercise of employee
  stock options                 -           -       (43.4)       -              -              -            -        43.4       -
 Proceeds received from
  stock                         -           -         -          -              -              -            -         -         -
   options and put options      -           -         7.0        -              -              -            -         -         7.0
 Tax benefit on stock
  options                       -           -        12.9        -              -              -            -         -        12.9
 Translation adjustment         -           -         -          -              -              -          (15.7)      -       (15.7)

 Balance at December 31,
  1997                         $0.1        $0.5    $203.9    $ 331.5          $(3.5)        $  -         $ (6.9)  $(138.2)  $ 387.4
------------------------------------------------------------------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars in millions, except share amounts, unless otherwise indicated)

1. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation. The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. Prior to 1996, operations outside of the United States and Canada were generally included on a fiscal year basis ended November 30. European operations were brought to a December 31 fiscal year-end in 1996 and substantially all of the remaining operations were brought to a December 31 fiscal year-end in 1997. The effect of the change to current month reporting for these operations is reflected in other income for 1997 and 1996 and is not material to the results of operations. The equity method of accounting is used for investments in associated companies (all 50% owned). Certain reclassifications have been made to prior years' data in order to conform with the current year's presentation.

Foreign Currency Translation. For most of the Company's international operations, all elements of financial statements are translated into U.S. dollars using current exchange rates with translation adjustments accumulated in stockholders' equity. For international operations in what are considered hyper-inflationary economies, certain financial statement amounts are translated at historical exchange rates with all other assets and liabilities translated at current exchange rates and the resulting translation adjustments for these operations recorded in earnings.

Depreciation and Amortization. Depreciation is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets. When such depreciable assets are sold or otherwise retired from service, their costs, less amounts realized on sale or salvage, are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments either to provide necessary capacity, improve the efficiency of production units and modernize or replace older facilities or to install equipment for protection of the environment are capitalized. Intangibles resulting from business acquisitions are carried at cost and amortized over a period of up to 40 years, unless, in the opinion of management, their lives are limited or they have sustained a permanent diminution in value, in which case they are either immediately charged to operations or amortized over lesser periods. The Company capitalizes interest costs incurred during the period of construction of plant and equipment. The interest cost capitalized in 1997, 1996 and 1995 was immaterial to the financial statements.

Cash and Cash Equivalents. Securities with maturities of three months or less when purchased are considered to be cash equivalents.

Financial Instruments. The carrying values of financial instruments (principally cash and cash equivalents, accounts receivable, certain other assets, accounts payable and long-term debt) included in the Company's consolidated balance sheets approximated their fair values at December 31, 1997 and 1996. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The Company also uses derivative, or off balance sheet, financial instruments to manage exposure to fluctuations in interest rates, foreign exchange rates and certain raw material prices. Derivative financial instruments currently utilized by the Company include interest rate swaps, interest rate lock agreements, foreign currency exchange contracts and forward commodity contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

  Interest rate swap agreements are used to manage the interest rate exposure of the Company's debt portfolio and involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amounts. The interest differential to be paid or received on the Company's notional obligations is accrued as interest rates change and recognized as an adjustment to interest expense.

  Interest rate lock agreements are used to manage the interest rate exposure on the Company's anticipated future offerings of debt securities under the Company's existing shelf registration statement. The rate lock agreements involve securing fixed interest rate payments without the exchange of the underlying principal amounts. The interest differential to be paid or received on the rate lock agreements will be reflected as an adjustment to interest expense over the life of the anticipated debt offerings.

  Foreign currency exchange contracts are utilized by the Company to hedge receivables and payables, primarily intercompany accounts denominated in a currency other than the functional currency of the business. All contracts are marked to market on a current basis and gains/losses are included in earnings.

  Forward pricing of natural gas purchases is periodically established with suppliers and/or financial institutions for the purpose of hedging the cost of anticipated natural gas purchases. Gains and losses on these contracts are reflected in the cost of the commodity as it is purchased.

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

  If repatriation of the undistributed earnings of the Company's foreign subsidiaries and associated companies is anticipated, then income taxes are provided for such earnings.

Postretirement and Postemployment Benefits. The Company sponsors postretirement and postemployment benefit plans. The net periodic costs are recognized for these plans as employees render the services necessary to earn the related benefits.

Earnings Per Share. In February 1997, the Financial Accounting Standards Board
(the "FASB") issued Statement of Financial Accounting Standards   ("SFAS") No.
128, "Earnings Per Share" ("SFAS 128"). SFAS 128 became effective for financial statements for both interim and annual periods ending after December 15, 1997. It also required all prior period earnings per share data presented to be restated. Under SFAS 128, basic earnings per share are based on earnings after preferred stock dividend requirements, and in addition in 1995, basic earnings per share were based on the excess of the repurchase price over the related book value of Series A Stock and Series B Stock. The resulting net earnings available for common stockholders is divided by the weighted average number of shares of common stock outstanding (based on 45,450,139 in 1997, 47,002,324 in 1996 and 38,500,933 in 1995). Diluted earnings per share uses the same numerator as basic, except that in 1995, the Series B Stock (through the date of redemption) was assumed to be converted into common stock as of the beginning of each period presented, and the related dividend was added back to the basic earnings. The denominator is based on the weighted average number of shares of common stock outstanding adjusted for dilutive common stock equivalents (based on 47,553,816 in 1997, 49,348,076 in 1996 and 54,543,687 in 1995). SFAS128 also requires reconciliations of the numerators and denominators of the basic and diluted earnings per sharecomputations. See Note 16.

Stock-Based Compensation. Effective as of January 1, 1996, the Company adopted SFAS No. 123, "Accounting For Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the amount an employee must pay to acquire the stock. Because the Company grants options at a price equal to the market price of the stock at the date of grant, no compensation expense is recorded.

  Compensation cost for performance and restricted stock is recorded based on the quoted market price of the Company's common stock at the end of the period through the date of vesting. The fair value of the stock is charged to stockholders' equity and amortized to expense over the performance periods. Compensation cost for stock appreciation rights payable in cash is amortized to expense over the maturity period. The Company, as required, has provided pro forma disclosures of compensation expense as determined under the provisions of SFAS 123. See Note 14.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

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

  The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. No single customer accounted for more than 10% of the Company's net sales in 1997. The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swaps and locks and other risk management instruments. The counterparties to these transactions are major financial institutions, thus the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

  In conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities and pro forma compensation expense to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

2. ACQUISITIONS, DISPOSITIONS AND OTHER TRANSACTIONS

On September 30, 1997, the Company acquired substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite"), a leading worldwide supplier of advanced composite materials for aerospace, industrial and recreational applications, for $344.0 in cash (the "Fiberite Acquisition"). The assets and liabilities were acquired from Stamford FHI Acquisition Corp., which acquired the right to purchase Fiberite on April 20, 1997, from its previous owners. The assets acquired included all of the businesses of Fiberite, except for their satellite materials business. Sales for the full year 1997 for the acquired businesses, including the period prior to the acquisition, were approximately $267.4. The Fiberite Acquisition has been accounted for under the purchase method of accounting, and the results of operations are included in the Company's consolidated statement of income beginning October 1, 1997. The aggregate purchase price, which was financed primarily through the issuance of debt, was allocated based on estimated fair values at the date of acquisition. The financial statements reflect a preliminary allocation of the purchase price. This has resulted in an excess of purchase price over assets acquired of $276.5, which is included in Acquisition Intangibles in the consolidated balance sheet and will be amortized on a straight-line basis over 40 years.

  The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Fiberite as if the acquisition had occurred on January 1, 1996.

                               Years Ended December 31,
--------------------------------------------------------------------------------
                                  1997         1996
--------------------------------------------------------------------------------
 Net sales                        $1,491.1     $1,463.6
 Net earnings                        111.5         85.2
 Diluted earnings per share           2.34         1.73
--------------------------------------------------------------------------------

  These unaudited pro forma results have been prepared for comparative purposes only and include adjustments related to depreciation expense, amortization expense, interest expense and the related income tax effects of these adjustments. The following table presents a summary of unaudited pro forma adjustments, as noted above, relating to the Fiberite Acquisition and their impact on unaudited pro forma net earnings and respective diluted earnings per share:

                                                      Years Ended December 31,
--------------------------------------------------------------------------------
                                                         1997          1996
--------------------------------------------------------------------------------
 Fiberite earnings (loss) before income taxes*            $  2.9        $(12.9)
 Depreciation adjustment to
   align with Cytec's useful lives                           5.0           5.6
 Goodwill amortization, net of Fiberite historical          (2.6)         (4.4)
 Interest expense, net of Fiberite historical               (8.7)        (13.3)
 Pro-forma impact on earnings before income taxes           (3.4)        (25.0)
 Pro-forma impact on net earnings                           (2.1)        (14.9)
 Diluted earnings per share impact                        $(0.05)       $(0.30)
--------------------------------------------------------------------------------

  *Included in Fiberite's earnings before taxes for the year ended December 31, 1996, are charges for $9.9 related to stock compensation and for the year ended December 31, 1997, $3.0 of expenses related to an initial public offering and other transactions which were not completed.

  The pro forma information presented above does not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996. In addition, the pro forma information is not intended to be a projection of future results and does not reflect synergies expected to result from the integration of Fiberite and the Company.

  On January 31, 1997, the Company completed the sale of its Acrylic Fibers product line to a subsidiary of Sterling Chemicals, Inc. The assets transferred included the Company's plant located near Pensacola, Florida. The Company received approximately $94.8 in cash and received certain other consideration, including the assumption by Sterling of certain contingent and other liabilities with a value of approximately $15.0. The Company recorded a pretax gain of approximately $22.3 from this transaction. The Acrylic Fibers product line contributed approximately 11% and 10% of the Company's net sales in 1996 and 1995, respectively.

  On December 6, 1996, the Company completed the sale of the majority of the assets of its Aluminum Sulfate product line to GEO Specialty Chemicals, Inc., of Cleveland, Ohio. The transaction included seven manufacturing plants in the Southeast and a kaolin calcining plant and associated reserves in Andersonville, Georgia. The Company received cash proceeds of approximately $11.0 from the sale. This transaction did not have a material effect on the Company's 1996 operating results.

3. RESTRUCTURING OF OPERATIONS

During the first quarter of 1997, the Company recorded a $18.6 pre-tax charge for restructuring related primarily to manufacturing sites in Botlek, the Netherlands, and Linden, New Jersey. During the fourth quarter of 1997, the Company recorded a $19.8 pre-tax charge relating to restructuring the Company's Fortier, Louisiana, and Willow Island, West Virginia, manufacturing sites; restructuring at its corporate headquarters; costs to realign its legal entity structures in Europe and redundant costs associated with its manufacturing sites after integrating Fiberite. The restructuring costs above were charged to the consolidated statement of income as follows: manufacturing cost of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0; and administrative and general, $2.6.

  The components of the restructuring charges include: $28.6 for employee related costs; $3.8 for fixed asset write-offs at its site in Botlek, the Netherlands; $1.2 for plant closure costs and $4.8 for other actions. The personnel reduction primarily represents severance costs associated with the elimination of approximately 415 positions worldwide.

  Due to timing of the pay-outs, a majority of the liability remains to be paid. At December 31, 1997, the liability to be paid was $30.0. The spending is expected to be essentially completed by the end of 1999.

  The Company also recorded $14.4 of charges related to the restructuring of sites acquired as part of the Fiberite Acquisition. These charges were included as part of the purchase price allocation with the offset included as part of goodwill. The components of the restructuring charges include: $8.5 for employee related costs, $5.6 for plant and sales office closure costs and $0.3 for other actions. The personnel reduction primarily represents severance costs associated with the elimination of approximately 140 personnel worldwide. At December 31,1997, the liability remaining to be paid was $10.8. The spending is expected to be essentially completed by the end of 1999.

4. FINANCIAL INSTRUMENTS

As of December 31, 1997, the Company was party to six interest rate lock agreements each with notional values of $50.0, all of which were entered into with major financial institutions in anticipation of future offerings of debt securities during 1998, under the Company's existing shelf registration statement for $300.0 of senior debt securities. The weighted average interest rates locked into for the respective five, ten and thirty year tenors, which correspond to the expected maturities of the anticipated debt offerings, were 5.83%, 5.95% and 6.26%, respectively, as of December 31, 1997. The notional amounts of the interest rate locks do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risks. Notional amounts are not included in the consolidated balance sheet. At December 31, 1997, the fair value of the interest rate locks represented an increase to interest expense of $8.0 to be reflected as an adjustment to interest expense over the length of the anticipated debt offering.

  As of December 31, 1997, the Company was party to three interest rate swap agreements each with notional values of $20.0 and maturity dates during 2001. One of the swaps is related to the debt on the Company's consolidated balance sheet and effectively changed its variable rate interest obligation to a fixed rate interest obligation. The fixed rate was set at 6.25%. The two remaining swaps are related to the Company's unconsolidated pro rata share of debt incurred by the CYRO Industries joint venture. The first of these swaps pays Cytec 6.71% and changed its fixed interest rate exposure to a floating interest rate and was subsequently offset by a swap that converted the variable interest rate exposure back to a fixed rate of 6.37%. The variable interest rate employed on each of the swaps is equal to a one-month London Interbank Offered Rate ("LIBOR") plus a margin. The latter two swaps are marked to market on a current basis. The notional amounts of interest rate swaps do not represent amounts exchanged by the parties and are not a measure of the Company's exposure to credit or market risk. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the agreements. Notional amounts are not included in the consolidated balance sheet. The fair value of the interest rate swaps were immaterial to the Company's consolidated financial statements.

  As of December 31, 1997, the Company had net contracts to sell $12.4 of primarily European currencies for U.S. dollars and to sell Dutch guilders with a value equivalent of $17.5 for other European currencies. All contracts are for periods of six months or less. At December 31, 1996, the Company had net contracts to sell $14.7 of primarily European currencies for U.S. dollars and to sell Dutch guilders with a value equivalent of $10.4 for other European currencies. The fair values of existing foreign currency exchange contracts, based on exchange rates at December 31, 1997 and 1996, approximated the above contract values.

  Forward commodity contracts outstanding at December 31, 1997 and 1996, were not material to the Company's consolidated financial statements.

5. EQUITY IN NET ASSETS OF AND ADVANCES TO ASSOCIATED COMPANIES

The Company has a 50% interest in each of five associated companies: CYRO Industries, Criterion Catalyst Company, Mitsui Cytec, Dyno-Cytec and AC Molding Compounds.

  The aggregate cost of investments in associated companies accounted for under the equity method was $40.4 at December 31, 1997 and 1996. Summarized financial information for the Company's investments in and advances to associated companies as of and for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                  Years Ended December 31,
--------------------------------------------------------------------------------
                                   1997     1996     1995
--------------------------------------------------------------------------------
 Net sales                         $596.5   $600.7  $601.3
 Gross profit                       145.2    154.1   146.8
 Net earnings                        25.6     52.2    50.9
 The Company's share
   of earnings                       12.3     24.8    24.6
 Current assets                     308.8    292.3   268.7
 Noncurrent assets                  333.5    304.4   265.2
 Total assets                       642.3    596.7   533.9
--------------------------------------------------------------------------------
 Current liabilities                172.4    144.9   114.9
 Noncurrent liabilities             172.9    153.4   103.3
 Equity                             297.0    298.4   315.7
 Total liabilities and equity       642.3    596.7   533.9
 The Company's share of equity     $148.5   $149.2  $157.9
--------------------------------------------------------------------------------

  Sales to associated companies (primarily CYRO Industries) amounted to $35.9, $40.0 and $34.0 in 1997, 1996 and 1995, respectively. Purchases from associated companies were immaterial.

6. INVENTORIES

At December 31, 1997 and 1996, LIFO inventories comprised approximately 59% of consolidated inventories.

                                          1997       1996
--------------------------------------------------------------------------------
 Finished goods                         $   77.5   $   85.7
 Work in progress                           19.0       16.9
 Raw materials and supplies                 78.4       53.7
--------------------------------------------------------------------------------
                                           174.9      156.3
 Less reduction to LIFO cost               (43.0)     (50.7)
 Total inventories                      $  131.9   $  105.6
--------------------------------------------------------------------------------

7. PLANTS, EQUIPMENT AND FACILITIES

At December 31, 1997 and 1996, plant, equipment and facilities consisted of the following:


                                                1997              1996
--------------------------------------------------------------------------------
 Land and land improvements                    $   42.6           $   42.6
 Buildings                                        155.0              143.8
 Machinery and equipment                        1,008.7            1,093.3
 Construction in progress                          71.7               60.0
 Plants, equipment and facilities, at cost     $1,278.0           $1,339.7
--------------------------------------------------------------------------------
8. LONG-TERM DEBT

At December 31, 1997 and 1996, long-term debt consisted of the following:

                                                  1997             1996
--------------------------------------------------------------------------------
 Credit Agreement                                 $  123.0        $   88.0
 Fiberite Acquisition Facility                       200.0             ---
 Other                                                 1.0             1.0
  Long-term debt                                  $  324.0        $   89.0
--------------------------------------------------------------------------------

  The Company's $200.0 Second Amended and Restated Credit Agreement (the "Credit Agreement") provides for unsecured revolving loans of up to $200.0 for general corporate purposes, including, without limitation, for purposes of making acquisitions, repurchases of the Company's common stock and contributions to the Company's VEBA Trust accounts. The Credit Agreement terminates, and any then outstanding loans will be due, in July 2002. At December 31, 1997, the Company had $77.0 available for borrowing under the Credit Agreement. The interest rate on funds borrowed under the Credit Agreement floats based on LIBOR and averaged 6.00% in 1997 and 5.92% in 1996. The Company renegotiated the Credit Agreement in July 1997 to increase the maximum amount available for borrowing to $200.0 from $150.0 and to extend the maturity to July 2002 from June 2000.

  The Company's $200.0, 364-Day Credit Agreement with a two-year term-out option (the "Fiberite Acquisition Facility") provides for unsecured revolving loans of up to $200.0 for the purpose of financing the acquisition of substantially all the assets of Fiberite. The Fiberite Acquisition Facility terminates, and any of the outstanding loans will be due, in September 1998 unless the Company elects to convert the loans to a term loan due no later than two years after the date of such conversion. The interest rates on funds borrowed under the Fiberite Acquisition Facility floats based on LIBOR and averaged 6.11% in 1997.

  The Credit Agreement and the Fiberite Acquisition Facility contain restrictive covenants customary for such facilities, including compliance with a leverage ratio and a fixed charge coverage ratio. Both agreements also provide that it is an event of default if any person acquires more than 20% of the voting power of all voting stock of the Company. The Company was in compliance with all material terms of each agreement at December 31, 1997.

  Under the terms of the instrument most restrictive of additional borrowings by the Company, the Company's Series C Cumulative Preferred Stock ("Series C Stock"), the Company was limited to borrowing no more than an additional $257.0 at December 31, 1997. See Note 15.

9. ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 65 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environment-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

  In accordance with the above policies, as of December 31, 1997 and 1996, the aggregate environment-related accruals were $161.6 and $177.5, respectively, of which $25.0 was included in accrued expenses in each period with the remainder included in other noncurrent liabilities. Environmental accruals for Fiberite accounted for $5.5 of the total balance as of December 31, 1997. Environmental remediation spending for the years ended December 31, 1997, 1996 and 1995, was $26.1, $26.8 and $22.1, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

  While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible there will be a necessity for future provisions for environmental costs that, in management's opinion, will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

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

  Rental expense under property and equipment leases was $11.5 in 1997, $9.5 in 1996 and $10.4 in 1995. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997, are:

                                 Operating
                                  Leases
--------------------------------------------------------------------------------
 1998                                $10.9
 1999                                  7.7
 2000                                  6.1
 2001                                  4.7
 2002                                  2.1
 Thereafter                            0.3
 Total minimum lease payments        $31.8
--------------------------------------------------------------------------------

  At December 31, 1997 and 1996, the Company had $11.2 and $13.9, respectively, of letters of credit outstanding for environmental and insurance related matters.

10. INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 1997, 1996 and 1995, is based on earnings before income taxes as follows:

              1997    1996    1995
--------------------------------------------------------------------------------
 Domestic    $116.3  $142.1  $134.5
 Foreign       33.4    24.8    22.2
 Total       $149.7  $166.9  $156.7
--------------------------------------------------------------------------------

  The components of the provision (benefit) for the years ended December 31, 1997, 1996 and 1995, are composed of the following:

                                 1997    1996     1995
--------------------------------------------------------------------------------
Current:
   Federal                        $18.6  $30.4  $  35.9
   Foreign                         10.8    7.4      9.5
   Other, principally state         4.3    2.2      6.8
 Total                            $33.7  $40.0  $  52.2
--------------------------------------------------------------------------------
 Deferred:
   Federal                        $ 1.6  $20.5  $(158.1)
   Foreign                          0.7    1.3      1.1
  Other, principally state          0.1    5.0    (20.7)
 Total                            $ 2.4  $26.8  $(177.7)
 Total income tax
   provision (benefit)            $36.1  $66.8  $(125.5)
--------------------------------------------------------------------------------

  Domestic and foreign earnings of consolidated companies before income taxes include all earnings derived from operations in the respective U.S. and foreign geographic areas, whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows:

                                                    1997      1996
--------------------------------------------------------------------------------
 Deferred tax assets:

   Allowance for bad debts                          $   3.2   $   4.7
   Employee benefit accruals                            9.8       6.9
   Insurance accruals                                  11.8       9.8
   Operating accruals                                  17.0      23.7

   Inventory                                            7.8       8.8
   Environmental accruals                              59.7      66.9
   Postretirement obligations                         139.8     157.0
   Other                                               16.9      12.0
 Gross deferred tax assets                            266.0     289.8
 Valuation allowance                                   -        (24.4)
 Net deferred tax assets                              266.0     265.4
--------------------------------------------------------------------------------
 Deferred tax liabilities:
   Plants, equipment and facilities                  (101.1)    (99.3)
   Other                                              (12.0)    (11.4)
 Gross deferred tax liabilities                      (113.1)   (110.7)
 Net deferred tax assets                            $ 152.9   $ 154.7
--------------------------------------------------------------------------------

  Beginning in 1997, no provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to reinvest these earnings. Foreign tax credits would be available to substantially reduce or eliminate any amount of additional U.S. tax that might be payable on these earnings in the event of distribution or sale.

  In 1995, the Company made a partial reversal of the valuation allowance of $193.0. The Fiberite Acquisition, in conjunction with the continued positive earnings trend of the Company, makes it more likely than not that the Company will generate sufficient taxable income to realize its net deferred income tax assets. Accordingly, in the fourth quarter of 1997, the Company reversed the remaining tax valuation allowance of $24.4.

  A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:

                                      1997   1996     1995
--------------------------------------------------------------------------------
 Federal income tax rate              35.0%  35.0%    35.0%
 Valuation allowance adjustment      (16.3)   -     (123.0)
 Income subject to other than the
   federal income tax rate             0.7    0.2      1.5
 State taxes, net of
   federal benefits                    3.9    2.6      4.2
 Equity in earnings of
   foreign affiliates                  0.1    0.1      0.5
 Tax on undistributed
   foreign earnings                    -      -        0.2
 Other charges, net                    0.7    2.1      1.5
 Effective tax rate                   24.1%  40.0%   (80.1%)
--------------------------------------------------------------------------------

11. RETIREMENT PLANS

The Company has defined benefit pension plans that cover employees in the United States and a number of foreign countries. In connection with the Fiberite Acquisition on September 30, 1997, the Company assumed responsibility for Fiberite's two defined benefit pension plans covering all salaried employees and all hourly employees not covered by union plans. The projected benefit obligation at September 30, 1997, for Fiberite was $25.6 offset by plan assets approximating $20.0. Such amounts are included in the funded status of the plan. The Company has the right to amend these plans.
  Net periodic pension expense for the years ended December 31, 1997, 1996 and 1995, included the following components:

                                         1997     1996     1995
--------------------------------------------------------------------------------
 Service cost                           $  8.6   $  9.0   $  7.4
 Interest cost on projected
   benefit obligation (PBO)               17.4     15.5     14.2
 Actual (return) loss on plan assets     (30.1)   (20.8)   (23.5)
 Net amortization and deferral            13.3      7.3     10.5
 Net periodic pension expense           $  9.2   $ 11.0   $  8.6
--------------------------------------------------------------------------------

The funded status as of December 31, 1997 and 1996, for the Company's retirement plans are shown below.

Funded Status                           1997           1996
--------------------------------------------------------------------------------
 Actuarial present value
  of benefit obligations:
 Vested benefit obligation            $  238.8       $  174.3
 Accumulated benefit
  obligation                             254.1          188.5
 Projected benefit
  obligation                             283.7          221.6
 Plan assets at fair value,
   primarily marketable
    securities                           249.3          192.0
 Projected benefit
  obligation over plan
  assets                                  34.4           29.6
 Unrecognized net loss                   (25.9)         (24.1)
 Unrecognized prior
  service cost                            (2.5)          (3.3)
 Unrecognized transition
  asset                                    1.6            2.2
 Accrued pension cost
  recognized
   on the Company's balance sheet     $    7.6       $    4.4
--------------------------------------------------------------------------------

 The following table sets forth the major assumptions used to determine the above information:

                              1997        1996          1995
--------------------------------------------------------------------------------
 Assumed discount rate           7.0%       7.50%        7.25%
 Assumed rates for future
   compensation increases        3.0-10.0%  4.0-10.0%    3.0-10.0%
 Expected long-term rate
   of return on plan assets      9.0%       9.0%         9.0%
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

  In connection with the Fiberite Acquisition on September 30, 1997, the Company assumed sponsorship of Fiberite's postretirement benefit plan covering all qualified retired employees. The total accumulated postretirement benefit obligation at December 31, 1997, was $10.8 and was unfunded. The Company has the right to amend this plan.

  Net periodic postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995, included the following components:

                                   1997    1996    1995
--------------------------------------------------------------------------------
 Service cost                     $ 1.2   $ 1.6   $ 1.7
 Interest cost                     21.1    22.1    26.3
 Actual return on plan assets      (1.7)   (0.5)   (0.6)
 Net amortization and deferral     (5.1)   (4.7)   (4.5)
 Total cost                       $15.5   $18.5   $22.9
--------------------------------------------------------------------------------

  The accumulated postretirement benefit obligation of $10.3 at September 30, 1997, related to the Fiberite Acquisition is included in the funded status of the plan. In addition, the Company recognized a $9.3 curtailment gain related to the Acrylic Fibers divestiture as the liability was assumed by the purchaser.

  The accrued postretirement benefit cost recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996, includes $20.0 and $20.0, respectively, in accrued expenses and $336.6 and $364.7, respectively, in other noncurrent liabilities. The following table presents the plan's funded status at December 31, 1997 and 1996:

Funded Status                                    1997    1996
--------------------------------------------------------------------------------

Accumulated postretirement benefit
   obligation:
   Retirees and surviving spouses               $272.8  $271.5
   Fully eligible active plan participants        22.8    38.0
   Other active plan participants                 13.9     8.7
--------------------------------------------------------------------------------
 Total accumulated postretirement
   benefit obligation                            309.5   318.2
 Fair value of plan assets                        38.0    11.5
--------------------------------------------------------------------------------
 Accumulated postretirement benefit
   obligation over fair value of plan assets     271.5   306.7
 Unrecognized net gain                            35.3    18.9
 Unrecognized negative prior service cost         49.8    59.1
 Accrued postretirement benefit cost            $356.6  $384.7
--------------------------------------------------------------------------------

  Measurement of the accumulated postretirement benefit obligations ("APBO") was based on actuarial assumptions, including a discount rate of 7.0%, 7.50% and 7.25% at December 31, 1997, 1996 and 1995, respectively. The assumed rate of future increases in the per capita cost of health care benefits (health care cost trend rate) is 9.25% in 1998, decreasing evenly over 5 years to 4.75% and remaining at that level thereafter. The health care cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the health care cost trend rate by one percentage point in each year would increase the APBO at December 31, 1997, and the 1997 aggregate service and interest cost by approximately $29.4 and $2.2, respectively.

13. OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 1997 and 1996, included the following:

                                            1997    1996
--------------------------------------------------------------------------------
 Pensions and other employee benefits      $ 30.0  $ 27.7
 Other postretirement employee benefits      20.0    20.0
 Salaries and wages                          12.5     7.8
 Environmental                               25.0    25.0
 Restructuring                               40.8     -
 Other                                      110.7   124.6
                                           $239.0  $205.1
--------------------------------------------------------------------------------

  Cash payments during the years ended December 31, 1997, 1996 and 1995, included interest of $6.2, $4.0 and $0.5, respectively. Income taxes paid in 1997, 1996 and 1995 were $30.4, $49.2 and $57.2, respectively. Income taxes paid include foreign taxes of $6.6, $10.7 and $7.2 in 1997, 1996 and 1995, respectively.

  Included in accounts receivable at December 31, 1997 and 1996, are miscellaneous receivables of approximately $32.4 and $32.2, respectively.

14. STOCKHOLDERS' EQUITY

On December 17, 1993 (the "Effective Date"), Cytec Industries Inc. was formed and became an independent public company. American Cyanamid Company ("Cyanamid") distributed all of the Company's common stock to existing Cyanamid stockholders. Cyanamid retained 100% of the preferred stock issued by the Company. In 1995 the Company repurchased all of its Series A Cumulative Adjustable Preferred Stock ("Series A Stock") and Series B Cumulative Convertible Preferred Stock ("Series B Stock"). During 1994 Cyanamid was acquired by American Home Products Corporation.

Stock Split. In June 1996 the Company declared a three-for-one stock split of the Company's common stock effected in the form of a stock dividend. All share and per share data, including stock option information, but excluding treasury shares, through the date of the distribution of the stock dividend on July 23, 1996, have been restated to reflect the stock split.

Common Stock. The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 45,136,675 shares were outstanding at December 31, 1997. At December 31, 1997, the Company had reserved approximately 11,420,937 shares for issuance under the 1993 Stock Award and Incentive Plan described below (the "1993 Plan").

Stock Award and Incentive Plan. The 1993 Plan is administered by a committee of the Board of Directors (the "Committee"). The 1993 Plan provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (including limited stock appreciation rights), restricted stock (including performance shares), restricted stock units, deferred stock awards and dividend equivalents, deferred cash awards and interest equivalents, and other stock or cash-based awards, to be made to selected employees and independent contractors of the Company and its subsidiaries and affiliates at the discretion of the Committee. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors.

  The stock option component of the 1993 Plan provides for the granting of nonqualified stock options to officers, directors and certain key employees at 100% of the market price on the date the option was granted. Options are generally exercisable in cumulative installments of 33-1/3% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant. A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995, and changes during the year ended on those dates is presented below.

                                          1997                  1996                1995

                                               Weighted            Weighted            Weighted
                                               Average             Average             Average
                                               Exercise            Exercise            Exercise
                                     Shares     Price     Shares    Price     Shares    Price
---------------------------------------------------------------------------------------------------
 Shares Under Option:
 Outstanding at beginning of year    4,906,196   $10.18  4,487,037   $ 6.86  3,924,900   $ 5.44
 Granted                               883,425    40.25    876,130    25.14    850,800    13.16
 Exercised                            (934,688)    6.45   (429,059)    5.78   (245,877)    5.47
 Forfeited                             (36,250)   27.50    (27,912)   14.12    (42,786)    9.62
 Outstanding at end of year          4,818,683   $16.29  4,906,196   $10.18  4,487,037   $ 6.86
 Options exercisable at year-end     3,225,120   $ 8.73  2,374,586   $ 6.39  1,239,306   $ 5.46
 Weighted average fair value of
   options granted during the year               $21.52              $10.65              $ 5.94
---------------------------------------------------------------------------------------------------

  The fair value of each stock option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                             1997    1996    1995
--------------------------------------------------------------------------------
 Expected life (years)        6.0     6.0     6.0
 Expected volatility        45.66%  30.69%  30.69%
 Expected dividend yield      -       -       -
 Risk-free interest rate     6.41%   5.87%   7.11%
--------------------------------------------------------------------------------

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Options Outstanding  Options Exercisable

                                          Weighted
                                           Average    Weighted               Weighted
                                          Remaining   Average                Average
                              Number     Contractual  Exercise    Number     Exercise
Range of Exercise Prices    Outstanding     Life       Price    Exercisable   Price
---------------------------------------------------------------------------------------------------

    $ 4.75-10.00               2,398,513   6.12 years    $ 5.43    2,398,513    $ 5.43
     11.67-19.58                 719,438   7.14 years     13.17      494,412     13.17
     25.08-37.75                 824,532   8.13 years     25.17      314,995     25.16

     37.88-47.31                 876,200   9.15 years     40.25       17,200     40.19

      4.75-47.31               4,818,683   7.17 years    $16.29    3,225,120    $ 8.73
---------------------------------------------------------------------------------------------------

  The Company has issued performance stock, a form of restricted stock, with restrictions related to the Company's financial performance for the applicable periods. Awards made in 1995, 1996 and 1997 were for the 1997, 1998 and 1999 performance periods, respectively. Restrictions lapse on the stock upon the attainment of performance criteria established by the Committee which, under certain circumstances, may be revised. The amount of unearned compensation recognized as expense was $3.0 in 1997, $8.4 in 1996 and $6.4 in 1995, respectively. A summary of restricted stock award activity is as follows:

                                            1997        1996        1995
--------------------------------------------------------------------------------
 Outstanding awards
   beginning of year                       131,304     357,936     568,872
 New awards granted                         90,725      58,107      74,226
 Shares with restrictions
   lapsed                                  (49,956)   (255,123)   (252,825)
 Restricted shares forfeited               (20,235)    (29,616)    (32,337)
 Outstanding awards
   end of year                             151,838     131,304     357,936
 Weighted average market
   value of stock
   on award date                            $41.10      $23.26     $13.13
--------------------------------------------------------------------------------

  "Shares with restrictions lapsed" in each period above include shares deferred by certain participants. The Company issued these participants equivalent deferred stock awards which will be distributed in the form of shares of common stock, generally, following termination of employment.

  In late 1995 the Company implemented a stock appreciation plan for all eligible active employees that excluded those employees who customarily receive stock options. The stock appreciation units represent a potential payout to employees, in cash, of the difference between the base price of the Company's stock of $20.00 per share and the lesser of the price at term or $33.33. The stock appreciation units mature 50% at December 31, 1997, and December 31, 1999. In December 1996 the plan was amended to provide for the immediate payout of five hundred dollars per participant which represented 25% of the total maximum payout. A second 25% payout was made in December, 1997. The compensation cost related to this plan was $2.0 and $2.2 in 1997 and 1996, respectively, and was immaterial in 1995.
  A summary of changes in common stock issued and treasury stock for the years ended December 31, 1997, 1996 and 1995, follows:

                                                   Common      Treasury
                                                    Stock       Stock
--------------------------------------------------------------------------------
 Balance at December 31, 1994                    37,663,927       6,917
 Issuance pursuant to public offering            10,363,500         -
 Issuance pursuant to stock option plan             245,877         -
 Award of performance stock,
   net of forfeitures                                41,889         -
--------------------------------------------------------------------------------
 Balance at December 31, 1995                    48,315,193       6,917
 Purchase of treasury stock                          -        3,033,000

 Issuance pursuant to stock option plan             235,389    (153,676)
 Award of performance stock
   and restricted stock                              50,652      (2,485)
 Forfeitures and performance
   stock deferrals                                 (223,551)       (271)
--------------------------------------------------------------------------------
 Balance at December 31, 1996                    48,377,683   2,883,485
 Purchase of treasury stock                              -    1,234,250
 Issuance pursuant to stock option plan                  -     (934,688)
 Award of performance stock
   and restricted stock                                  -      (90,725)
 Forfeitures and performance
   stock deferrals                                 (196,419)    (47,733)
 Balance at December 31, 1997                    48,181,264   3,044,589
--------------------------------------------------------------------------------
 Shares held in treasury prior to July 23, 1996, were not subject to the stock split.
  The compensation costs that have been charged against income for restricted stock awards and stock appreciation plan were noted above. Set forth below are the Company's net earnings and earnings per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the provisions of SFAS 123:

                                                   1997     1996   1995
--------------------------------------------------------------------------------
 Net earnings available for
   common stockholders:
   As reported                                      $113.6  $100.1  $76.3
   Pro forma                                         107.7    98.0   75.3
 Basic earnings per share:
   As reported                                      $ 2.50  $ 2.13  $1.98
   Pro forma                                          2.37    2.09   1.96
 Diluted earnings per share:
   As reported                                      $ 2.39  $ 2.03  $1.50
   Pro forma                                          2.26    1.98   1.47
--------------------------------------------------------------------------------

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply for awards prior to 1995, and the Company anticipates granting additional awards in future years.

15. PREFERRED STOCK  REDEEMABLE AND NON-REDEEMABLE

The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of the effective date, the Company had issued to Cyanamid 8 million shares of preferred stock having an aggregate liquidation and redemption value of $200.0, which included shares of Series A Stock, par value $.01 per share; Series B Stock, par value $.01 per share and Series C Stock, par value $.01 per share. During 1995 the Company repurchased all of its outstanding Series A Stock and Series B Stock (see "Preferred Stock Repurchase" below).

  The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. The Series C Stock provides Cyanamid with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree health care and life insurance obligations and certain pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of Cyanamid as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, Cyanamid, as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with Cyanamid's existing representative, would constitute a majority of the Company's Board of Directors. The Company agreed with Cyanamid in the preferred stock repurchase agreement that it would not redeem the Series C Stock prior to December 16, 1999.

  The Company on April 8, 1997, signed an agreement with Cyanamid to revise certain of the financial covenants contained in its Series C Cumulative Preferred Stock. Under the revised terms the Company must maintain a debt to equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. Prior to the revised agreement, the Company was to maintain a minimum fixed charge coverage ratio of no less than 2-to-1, and if the Company's equity was in excess of $200.0, then it could not incur additional indebtedness if it would cause the ratio of debt-to-equity to exceed .75-to-1.

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

  The Series A Stock had an aggregate liquidation value of $95.5 and an aggregate annual dividend of $8.4. The Series B Stock had an aggregate liquidation value of $104.4 and an aggregate annual dividend of $6.3. It was also convertible at a conversion price of $6.26 per share into 16,660,611 shares of common stock or approximately 29.6% of the common stock outstanding on a diluted basis (assuming conversion of the Series B Stock) prior to the repurchase.

  After the repurchase, the shares of the Series A Stock and Series B Stock were retired and assumed the status of authorized but unissued shares of preferred stock, and the Company is not currently authorized to issue any additional shares of Series A Stock or Series B Stock.

16. EARNINGS PER SHARE

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for common stockholders for the years ended December 31, 1997, 1996 and 1995:


For the year ended
 December 31,                         1997                                1996                                1995

                                                   Per                                 Per                                Per
                         Income         Shares    Share      Income         Shares    Share      Income         Shares   Share
                     (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)   Amount  (Numerator) (Denominator)  Amount

 Net earnings            $113.6                              $100.1                               $282.2

 Less: Excess of
  repurchase price
   over related book
    valueo f
   Series A Stock and
    Series B Stock            -                                   -                               (195.2)
 Less: Preferred stock
  dividends                   -                                   -                                (10.7)
------------------------------------------------------------------------------------------------------------------------------------
                       --------                            --------                              --------
 Basic EPS

 Net earnings available
  for common
   stockholders          $113.6     45,450,139   $2.50       $100.1     47,002,324    $2.13       $ 76.3    38,500,933   $1.98

                                                ---------                           ---------                          ---------
 Effect of dilutive
  securities

 Options                      -      1,992,762                    -      2,106,281                     -     1,542,112
 Performance/Restricted
  stock                       -        108,783                    -        239,031                     -       375,341
 Put options                  -          2,132                    -            440                     -
 Preferred stock              -              -                    -              -                   5.3    14,125,301
------------------------------------------------------------------------------------------------------------------------------------
                       --------                            --------
 Diluted EPS
 Net earnings avail-
  able for common stock-
  holders plus assumed
  conversions            $113.6     47,553,816   $2.39       $100.1     49,348,076    $2.03       $ 81.6    54,543,687   $1.50
------------------------------------------------------------------------------------------------------------------------------------

17. OPERATIONS BY GEOGRAPHIC AREAS
Net sales to unaffiliated customers presented below are based upon the sales destination that is consistent with management's view of the business.

  U.S. exports included in net sales are also based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside of the United States.

  Earnings from operations are also based upon destination and consist of total net sales less operating expenses.

  Identifiable assets are those assets used in the Company's operations in each geographic area. Unallocated assets are primarily miscellaneous receivables, construction in progress, and cash and cash equivalents.



Operations by Geographic Areas

                                                                  1997       1996       1995
--------------------------------------------------------------------------------------------------
 Net sales
   United States                                                $  782.6   $  766.6   $  782.2
   Other Americas                                                  117.7      110.9      100.3
   Europe, Mideast, Africa                                         247.8      219.7      207.1
   Asia/Pacific Rim                                                142.5      162.4      170.5
 Total                                                          $1,290.6   $1,259.6   $1,260.1
--------------------------------------------------------------------------------------------------
 U.S. exports included in net sales above
   Other Americas                                               $   36.3   $   34.6   $   28.3
   Europe, Mideast, Africa                                          32.9       25.5       21.8
   Asia/Pacific Rim                                                 75.7      101.4      108.7
 Total                                                          $  144.9   $  161.5   $  158.8
--------------------------------------------------------------------------------------------------
 Earnings from operations*
   United States                                                $   75.0   $   90.6   $   51.7
   Other Americas                                                   17.2       19.7       13.2
   Europe, Mideast, Africa                                          15.1       21.3       22.3
   Asia/Pacific Rim                                                 11.9        3.6       34.9
 Total                                                          $  119.2   $  135.2   $  122.1
--------------------------------------------------------------------------------------------------
 Other income, net                                              $   23.9   $    9.0   $    4.6
 Equity in earnings of associated companies                         12.3       24.8       24.6
--------------------------------------------------------------------------------------------------
 Interest income (expense), net                                     (5.7)      (2.1)       5.4
 Earnings before income taxes                                   $  149.7   $  166.9   $  156.7
 Identifiable assets
   United States                                                $  928.8   $  574.1   $  591.1
   Other Americas                                                  106.9      106.1      101.2
   Europe, Mideast, Africa                                         123.7      117.4      108.1
   Asia/Pacific Rim                                                 18.5       21.6       19.1
 Total                                                          $1,177.9   $  819.2   $  819.5
--------------------------------------------------------------------------------------------------
 Equity in net assets of and advances to associated companies      141.1      143.7      155.1
 Unallocated assets                                                295.1      298.2      319.2
 Total assets                                                   $1,614.1   $1,261.1   $1,293.8
--------------------------------------------------------------------------------------------------

 *Earnings from operations in 1997 includes restructuring and other charges of $26.4 and $16.0 in the United States and Europe, respectively.

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

  The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures and are implemented by trained, skilled personnel with an appropriate segregation of duties. The internal controls are complemented by the Company's internal auditors, who conduct regular and extensive internal audits.

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



Darryl D. Fry
Chairman and Chief Executive Officer



David Lilley
President and Chief Operating Officer

James P. Cronin
Executive Vice President and Chief Financial Officer
West Paterson, NJ
January 26, 1998

Independent Auditors' Report



The Board of Directors

and Stockholders

Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Short Hills, NJ
January 26, 1998

Quarterly Data



(Dollars in millions, except per share amounts)        1Q      2Q      3Q      4Q      Year
----------------------------------------------------------------------------------------------
 1997
 Net sales                                           $306.5  $315.5  $309.0  $359.6  $1,290.6
 Gross profit(1)                                       71.5    96.4    97.1    94.6     359.7
 Net earnings(2)                                       26.9    27.8    28.2    30.7     113.6
 Earnings per common share(3)
   Basic                                             $  .59  $  .61  $  .63  $  .68  $   2.50
   Diluted                                           $  .56  $  .59  $  .60  $  .65  $   2.39
----------------------------------------------------------------------------------------------
 1996
 Net sales                                           $304.5  $318.1  $321.7  $315.3  $1,259.6
 Gross profit(1)                                       86.9    91.7    92.1    90.8     361.5
 Net earnings(2)                                       22.6    25.4    26.0    26.1     100.1
 Earnings per common share(3)
   Basic                                             $  .47  $  .53  $  .56  $  .57  $   2.13
   Diluted                                           $  .45  $  .51  $  .53  $  .54  $   2.03
----------------------------------------------------------------------------------------------

 (1) Gross profit is derived by subtracting manufacturing cost of sales from net sales.

 (2) Net earnings include restructuring and other charges of $11.3 and $23.0 in the first and fourth quarters, respectively. In addition, the first quarter includes a one-time gain of $13.6 primarily related to the sale of the Acrylic Fibers product line, and the fourth quarter includes the $24.4 effect of the reversal of the tax valuation allowance.

 (3) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

       EXECUTIVE OFFICERS

       Set forth below is certain information concerning the executive officers of the Company. Each such person was first elected to the indicated office with the Company on December 17, 1993 unless otherwise specified, and serves at the pleasure of the Board of Directors of the Company.




Name                 Age                                     Positions
-----------          ---          --------------------------------------------------------------------

D. D. Fry            59         Mr. Fry is Chairman of the Board and Chief Executive Officer of the
                                Company, having also served as President of the Company from its inception until January 7, 1997.  From January 1991 to December 1993, he was an Executive Vice President of Cyanamid and President of the
                                Chemicals Group of Cyanamid.

D. Lilley            51         Mr. Lilley was elected President and Chief Operating Officer and a member of the Board of Directors effective January 8, 1997.  From 1994 until that date, he was a Vice President of American Home Products
                                Corporation, responsible for the Global Medical Device business.
                                Prior to that time, he was Vice President and a member of the
                                Executive Committee of Cyanamid.

J. P. Cronin         44         Mr. Cronin is Executive Vice President and Chief Financial Officer of
                                the Company, having previously served as Vice President and Chief
                                Financial Officer of the Company from its inception until he was elected an Executive Vice President in September 1996.  From October
                                1992 to December 1993, he was Controller and Chief Financial Officer
                                of the Chemicals Group of Cyanamid.

E.F.Jackman          52         Mr. Jackman is Vice President, General Counsel and Secretary of the
                                Company.  From July 1992 to December 1993, he was General Counsel of
                                the Chemicals Group of Cyanamid.

H. Porosoff          51         Mr. Porosoff was elected Vice President and Chief Technology Officer of the Company in June 1995.  From December 1993 to June 1995, he was
                                Vice President, Research and Development of the Company.  From March
                                1992 to December 1993, he was Vice President and Director of Research
                                for the Chemicals Group of Cyanamid.  Mr. Porosoff retired in January
                                1998.

J. W. Hirsch         55         Mr. Hirsch is Vice President, Employee Resources of the Company.  From
                                January 1991 to December 1993, he was the Personnel Director of the
                                Chemicals Group of Cyanamid.

K. Shah              49         Mr. Shah was elected Vice President - Corporate Planning and Business
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

D.M. Drillock        40         Mr. Drillock was elected Controller of the Company in December 1995, having previously served as Controller in a non-officer capacity since
                                December 1993.  Prior to that time, he served the Chemicals Group of
                                Cyanamid as Division Controller.

T. P. Wozniak        44         Mr. Wozniak is Treasurer of the Company, having joined the Company in
                                November 1993. Prior to joining the Company, he served since 1987 as
                                Assistant Treasurer of AMAX Inc.

       On January 26, 1998, Darryl Fry informed the Board of Directors of his intention to retire as Chairman of the Board at the age of 60 in January 1999 and to relinquish his Chief Executive Officer responsibilities on May 11, 1998 at the time of the Company's annual meeting of shareholders. Accordingly, the Board announced its intent to appoint David Lilley to the additional position of Chief Executive Officer on May 11, 1998.

       The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Common Stockholders to be filed pursuant to Regulation 14A before April 30, 1998.

Item 11.  Executive Compensation
          ----------------------

       The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans" and the "Compensation of Directors" sections of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Common Stockholders to be filed pursuant to Regulation 14A before April 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

       The information required by this Item is incorporated by reference from the "Security Ownership of Management" section of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Common Stockholders to be filed pursuant to Regulation 14A before April 30, 1998.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

       The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Common Stockholders to be filed pursuant to Regulation 14A before April 30, 1998.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

       (a)(1) List of Financial Statements:

            Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):

            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the Years Ended
               December 31, 1997, 1996, and 1995
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996, and 1995
            Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1997, 1996, and 1995
            Notes to Consolidated Financial Statements

       (a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules for the Years Ended December 31, 1997, 1996, and 1995

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

       (a)(3)  Exhibits:


       Exhibit No.    Description
       -----------    -----------

       2.1(a) Transfer and Distribution Agreement dated as of December 17, 1993 between American Cyanamid Company ("Cyanamid") and the Registrant (incorporated by reference to exhibit 2.1(a) to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

       2.1(b) Transfer and Distribution Agreement Amendment, dated April 8, 1997 between Cyanamid and the Registrant (incorporated by reference to exhibit 2.1(a) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

       2.2(a) Preferred Stock Repurchase Agreement (incorporated by reference to exhibit 2(b) to Registrant's registration statement on Form S-3, registration number 33-97328)

       2.2(b) Amendment No. 1 to Preferred Stock Repurchase Agreement (incorporated by reference to exhibit 2(c) to Registrant's registration statement on Form S-3, registration number 33-97328).

       2.3(a) Asset Purchase Agreement ("Purchase Agreement") by and among Stamford FHI Acquisition Corp., Fiberite, Inc., Fiberite Holdings, Inc. and Cytec Industries Inc. (incorporated by reference to exhibit 2.1 to Registrant's report on Form 8-K dated September 30, 1997).

       2.3(b) Amendment to the Purchase Agreement, dated as of August 28, 1997 (incorporated by reference to exhibit 2.2 to Registrant's current report on Form 8-K dated September 30,
                    1997).

       2.3(c) Second Amendment to the Purchase Ageement, dated as of September 29, 1997 (incorporated by reference to exhibit 2.3 to Registrant's current report on Form 8-K dated September 30, 1997).

       3.1(a) Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996)

       3.1(b) Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

       3.1(c) Conformed copy of the Registrant's certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Registrant's registration statement on Form S-8, registration number 333-45577).

       3.2 By-laws (incorporated by reference to exhibit 3.2 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996)

       4.1 Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Registrant's registration statement on Form 10).

       4.2 Certificate of Designations, Preferences and Rights of Series C Preferred Stock (incorporated by reference to exhibit 4.4 to Registrant's annual report on Form 10-K for the year ended December 31, 1993). Reference is also made to exhibits 2.1(b), 2.2(a) and 2.2(b).

       4.3 Form of Series C Preferred Stock Certificate (incorporated by reference to exhibit 4.7 to Registrant's registration statement on Form 10).

       10.1 Environmental Matters Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant (incorporated by reference to exhibit 10.1 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

       10.2 OPEB Matters Agreement, dated as of December 17, 1993, between Cyanamid and the

                    Registrant (incorporated by reference to exhibit 10.2 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

       10.3 Intellectual Property Agreements, each dated as of December 17, 1993 and each between Cyanamid and Cytec Technology Corp. (consisting of (i) Assignment of U.S. Patents, (ii) Assignment of U.S. Patent Applications, (iii) Assignment of Foreign Patents and Patent Applications, (iv) Assignment of Records of Invention, (v) Exclusive Patent and Knowhow License, (vi) Option Agreement for Non-Exclusive Patent and Knowhow License, (vii) Non-Exclusive Patent and Knowhow License, (viii) Agreement re access to CL File and (ix) Assignment of Knowhow)(incorporated by reference to exhibit
                    10.7 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

       10.4 Trademarks and Copyrights Transfer Agreement, Assignment and Bill of Sale dated as of December 17, 1993, among Cyanamid, Cytec Technology Corp. and the Registrant (incorporated by reference to exhibit 10.8 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

       10.5 Aminonitrile Manufacturing Services Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant (incorporated by reference to exhibit 10.9(a) to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

       10.6 Second Amended and Restated Credit Agreement, dated as of July 29, 1997 (incorporated by reference to exhibit 10.12 to Registrant's quarterly report on form 10-Q for the quarter ended June 30, 1997).

       10.7(a) 364 - Day Credit Agreement, dated as of September 23, 1997 among Cytec, the Banks named therein and Citibank, N.A. as agent (incorporated by reference to exhibit 10.13 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

       10.7(b) Assignment and acceptance dated October 7, 1997 by and between Citibank, NA and Corestates Bank N.A. relating to an interest in the 364-Day Credit Agreement and a schedule listing the 5 other banks signing the same form of agreement and their interests (incorporated by reference to exhibit
                    10.14 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

       10.8 Partnership Agreement between Cyanamid Plastics, Inc., and Rohacryl, Inc., dated July 1, 1976 (incorporated by reference to exhibit 10.17 to Registrant's registration statement on Form 10).

       10.9(a) Joint Venture Agreement between Cyanamid Melamine, Inc., and DCP Melamine North America, Inc., dated April 15, 1986 (incorporated by reference to exhibit 10.18(a) to Registrant's registration statement on Form 10).

       10.9(b) Agreement dated April 15, 1986 between Cyanamid and DSM Chemische Production BV, as amended October 24, 1994 (incorporated by reference to exhibit 10.18(b) to Registrant's annual report on Form 10-K for the year ended December 31, 1994.)

       10.10 Joint Venture Agreement between Cyanamid Methanol, Inc. and MG Fortier, Inc. (incorporated by reference to Exhibit 10(i) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

       10.11 Master Agreement between the Registrant, et. al. and Shell Oil Company, et. al., dated April 1, 1988 (incorporated by reference to exhibit 10.15 to Registrant's registration statement on Form 10).

       10.12 Limited Partnership Agreement between Mivida Corporation, et. al. and Shell Polymers and Catalysts Enterprises, Inc., et. al., dated April 1, 1988 (incorporated by reference to exhibit 10.16 to Registrant's registration statement on Form
                    10).

       10.13        Executive Compensation Plans and Arrangements

       10.13(a) 1993 Stock Award and Incentive Plan, as amended (incorporated by reference to Exhibit I to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.)

       10.13(b) Form of Performance Stock Award/Performance Cash Award Grant Letter (incorporated by reference to exhibit 10.13(b) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

       10.13(c) Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 26, 1998.

       10.13(d) Form of Stock Option Grant Letter (incorporated by reference to exhibit 10.13(d) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

       10.13(e) Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

       10.13(f) Rule No. 3 under 1993 Stock Award and Incentive Plan, as amended through March 22, 1996 (incorporated by reference to exhibit 10.13(f) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

       10.13(g) Executive Income Continuity Plan, as amended through October 17, 1996 (incorporated by reference to exhibit 10.13(g) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

       10.13(h) Key Manager Income Continuity Plan, as amended through October 17, 1996 (incorporated by reference to exhibit 10.13(h) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

       10.13(i) Employee Income Continuity Plan, as amended through May 13, 1996 (incorporated by reference to exhibit 10.13(i) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996).

       10.13(j) Cytec Excess Retirement Benefit Plan (incorporated by reference to exhibit 10(D) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

       10.13(k) Cytec Supplemental Employees Retirement Plan, as amended through May 13, 1996 (incorporated by reference to exhibit 10.13(k) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996).

       10.13(l) Cytec Executive Supplemental Employees Retirement Plan, as amended.

       10.13(m) Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit 10(G) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

       10.13(n) Cytec Supplemental Savings and Profit Sharing Plan, as amended through December 8, 1997.

       10.13(o) Trust Agreement effective as of January 1, 1994 between Cytec Industries Inc. and First Fidelity Bank N.A. (incorporated by reference to exhibit 10.13(o) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1995.)

       10.13(p) Trust Agreement effective as of December 15, 1994 between the Registrant and First Fidelity Bank, N.A. (incorporated by reference to exhibit 10.13(p) to Registrant's quarterly export on Form 10-Q for the quarter ended March 31, 1995).

       10.13(q) Deferred Compensation Plan (incorporated by reference to exhibit 10.13(q) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

       10.13(r) Deferred Compensation Agreement with F. W. Armstrong (incorporated by reference to exhibit 10.13(r) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

       10.13(s) Restricted Stock Award Agreement - David Lilley dated January 7, 1997 (incorporated by reference to exhibit 10.13(o) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

       10.13(t)     Agreement dated September 8, 1997, between the Company and
                    S. M. Crum (incorporated by reference to exhibit 99.1 to Registrant's current report on From 8-K dated September 30,
                    1997).

       10.13(u) Cytec Industries Inc. Estate Enhancement Plan including form of agreement, form of death benefit agreement, and form of election to forego compensation and enrollment form.

       10.14 Asset Purchase Agreement dated as of December 23, 1996 between Sterling Fibers, Inc., Sterling Chemicals, Inc., Sterling Chemicals Holdings, Inc., Cytec Acrylic Fibers Inc., Cytec Technology Corp. and Cytec Industries Inc. (incorporated by reference to exhibit 10.23 to Registrant's annual report on Form 10-K for the year ended December 31,
                    1996).

       10.15(a) Joint Venture Agreement dated as of February 23, 1984 among Cyanamid Overseas Corporation and Dyno Industrier A.S. (incorporated by reference to exhibit 10-15(a) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1994).

       10.15(b) Amendment to Joint Venture Agreement dated as of December 16, 1993, among Cyanamid Overseas Corporation, Dyno Industrier A.S. and Cytec Overseas Corporation (incorporated by reference to exhibit 10.15(b) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1994).

       12           Computation of Ratio of Earnings to Fixed Charges

       21           Subsidiaries of the Company

       23 Consent of KPMG Peat Marwick LLP (related to the consolidated financial statements of Cytec Industries Inc. and Subsidiaries)

       24(a-f) Powers of Attorney of F. W. Armstrong, G. W. Burns, D. Lilley, L. L. Hoynes, Jr., W. P. Powell, and J. R. Satrum

       27           Financial Data Schedule


       (b)    Reports on Form 8-K:   Amendment No. 1 to the Registrant's current
              report on Form 8-K dated September 30, 1997, was filed during the quarter ended December 31, 1997. The report related to the Registrant's acquisition of substantially all of the assets of Fiberite, Inc. and included the following financial statements:

              (i)   Financial Statements of Businesses Acquired.

                    Report of Fiberite Holdings, Inc.'s Independent Public Accountants

                    Consolidated Balance Sheets of Fiberite Holdings, Inc. as of December 31, 1996 and September 30, 1997 (unaudited).

                    Consolidated Statements of Operations of Fiberite Holdings, Inc. for the year ended December 31, 1996 and the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited).

                    Consolidated Statement of Stockholders' Equity of Fiberite Holdings, Inc. for year ended December 31, 1996.

                    Consolidated Statements of Cash Flows of Fiberite Holdings, Inc. for the year ended December 31, 1996 and the nine months ended September 30, 1997 (unaudited) and 1996 (unaudited).

              (ii) Unaudited Pro Forma Condensed Consolidated Financial Information.

                    Pro forma financial information - Statements of Operations for the year ended December 31, 1996 and the nine months ended September 30, 1997 and 1996.

                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CYTEC INDUSTRIES INC.
                                ---------------------
                                (Registrant)



DATE: March 9, 1998            By:  D. D. Fry
                                     --------------------------------
                                     D. D. Fry
                                     Chairman and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


DATE: March 9, 1998                 D. D. Fry
                                     --------------------------------
                                     D. D. Fry
                                     Chairman and Chief Executive Officer


  F. W. Armstrong, Director   }

  G. A. Burns, Director       }

  D. Lilley, Director         }  By: E. F. Jackman
                                     ------------------------------
                                     Attorney in Fact
  L. L. Hoynes, Jr., Director }

  W. P. Powell, Director      }

  J. R. Satrum, Director      }



DATE: March 9, 1998                 J. P. Cronin
                                     ----------------------------------------
                                     J. P. Cronin, Executive Vice President,
                                     Chief Financial and Accounting Officer

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Board of Directors and Stockholders
Cytec Industries Inc.


Under date of January 26, 1998 we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick LLP

Short Hills, New Jersey
January 26, 1998

                                                                    Schedule II


                             Cytec Industries Inc.
                             ---------------------
                       Valuation and Qualifying Accounts
                       ---------------------------------
                         Year-ended December 31, 1997
                         ----------------------------
                             (Millions of dollars)
                             ---------------------


                                                           Additions or (deductions)      Other
                                                Balance    charged or (credited) to     Additions or     Balance
Description                                     12/31/96         expenses               (deductions)     12/31/97
-----------------------------                   --------   ------------------------     ------------     ---------

Reserves deducted
from related assets:

Doubtful
accounts                                        $   11.1             $           -        $(1.1) (1)    $    10.0

Total investments
and advances and
other assets                                    $    7.2              4.9(2)                 10.9(3)    $    23.0

                                                          Additions or (deductions)       Other
                                                Balance   charged or (credited) to     Additions or      Balance
Description                                     12/31/95  expenses                     (deductions)      12/31/96
-----------------------------                   --------  ------------------------     ------------     ---------

Reserves deducted
from related assets:

Doubtful
accounts                                        $   11.6                         -        $(0.5) (1)    $    11.1

Total investments
and advances and
other assets                                    $    7.2                         -                -     $     7.2


                                                          Additions or (deductions)      Other
                                                Balance   charged or (credited) to     Additions or     Balance
Description                                     12/31/94         expenses              (deductions)     12/31/95
-----------------------------                   --------  ------------------------     ------------     ---------

Reserves deducted
from related assets:

Doubtful
accounts                                        $   11.6                         -                -     $    11.6

Total investments
and advances and
other assets                                    $    7.2                         -                -     $     7.2

(1)  Principally bad debts written off, less recoveries and exchange
(2) Provision against equity investment in Criterion Catalyst, an unconsolidated associated company.
(3) Reserve against the stated liquidation value of preferred stock received as consideration in conjunction with the sale of the acrylic fiber product line.

                                    EXHIBIT INDEX
                                    -------------

                                                Page Herein
                                             ------------------

2.1(a)
2.1(b)                                               *
2.2(a)                                               *
2.2(b)                                               *
2.3(a)                                               *
2.3(b)                                               *
2.3(c)                                               *
3.1(a)                                               *
3.1(b)                                               *
3.1(c)                                               *
3.2                                                  *
4.1                                                  *
4.2                                                  *
4.3                                                  *
10.1                                                 *
10.2                                                 *
10.3                                                 *
10.4                                                 *
10.5                                                 *
10.6                                                 *
10.7(a)                                              *
10.7(b)                                              *
10.8                                                 *
10.9(a)                                              *
10.9(b)                                              *
10.10                                                *
10.11                                                *
10.12                                                *
10.13(a)                                             *
10.13(b)                                             *
10.13(c)
10.13(d)                                             *
10.13(e)                                             *
10.13(f)                                             *
10.13(g)                                             *
10.13(h)                                             *
10.13(i)                                             *
10.13(j)                                             *
10.13(k)                                             *
10.13(l)
10.13(m)                                             *
10.13(n)
10.13(o)                                             *
10.13(p)                                             *
10.13(q)                                             *
10.13(r)                                             *
10.13(s)                                             *
10.13(t)                                             *
10.13(u)
10.14                                                *
10.15(a)                                             *
10.15(b)                                             *

                           Page Herein
                         ----------------

         12
         21
         23
         24 (a-f)
         27

* Denotes exhibit incorporated by reference