Form 10-K405/A
period 1997-12-31
CYTEC INDUSTRIES INC/DE/
filed 1998-03-11
CIK 912513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                              AMENDMENT NO. 1 TO
                                   FORM 10-K
(Mark One)
/x/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Equity in earnings of associated companies increased $0.2 from 1995. Increased earnings were reported by CYRO Industries, reflecting the capacity expansions completed in the second half of 1995 plus lower raw material costs. Earnings of Dyno-Cytec improved over the prior year as a result of higher sales and lower raw material costs. Partially offsetting the above were reduced earnings from Criterion Catalyst Company. Criterion's lower earnings were the result of several factors: the purchase of high cost intermediate product from third parties due to capacity constraints, start-up costs related to capacity expansions and lower hydroprocessing catalyst selling prices.

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

       10.13(l) Cytec Executive Supplemental Employees Retirement Plan, as amended (previously filed).

       10.13(m) Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit 10(G) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

       10.13(n) Cytec Supplemental Savings and Profit Sharing Plan, as amended through December 8, 1997 (previously filed).

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

       10.13(u) Cytec Industries Inc. Estate Enhancement Plan including form of agreement, form of death benefit agreement, and form of election to forego compensation and enrollment form (previously filed).

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

       12           Computation of Ratio of Earnings to Fixed Charges
                    (previously filed)

       21           Subsidiaries of the Company (previously filed)

       23 Consent of KPMG Peat Marwick LLP (related to the consolidated financial statements of Cytec Industries Inc. and Subsidiaries)(previously filed)

       24(a-f) Powers of Attorney of F. W. Armstrong, G. W. Burns, D. Lilley, L. L. Hoynes, Jr., W. P. Powell, and J. R. Satrum (previously filed)

       27           Financial Data Schedule (previously filed)


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


                                CYTEC INDUSTRIES INC.
                                ---------------------
                                (Registrant)



DATE: March 11, 1998            By:  D. D. Fry
                                     --------------------------------
                                     D. D. Fry
                                     Chairman and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


DATE: March 11, 1998                 D. D. Fry
                                     --------------------------------
                                     D. D. Fry
                                     Chairman and Chief Executive Officer


  F. W. Armstrong, Director   }

  G. A. Burns, Director       }

  D. Lilley, Director         }  By: E. F. Jackman
                                     ------------------------------
                                     Attorney in Fact
  L. L. Hoynes, Jr., Director }

  W. P. Powell, Director      }

  J. R. Satrum, Director      }



DATE: March 11, 1998                 J. P. Cronin
                                     ----------------------------------------
                                     J. P. Cronin, Executive Vice President,
                                     Chief Financial and Accounting Officer

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