Form 10-Q
period 1998-03-31
CYTEC INDUSTRIES INC/DE/
filed 1998-05-14
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-Q

(Mark One)

/   X   /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                                       OR

 /_______/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ______ to ______

                         Commission file number 1-12372
                                                -------

                             CYTEC INDUSTRIES INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               22-3268660
    ------------------------                     ---------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

                          Five Garret Mountain Plaza
                        West Paterson, New Jersey 07424
                    --------------------------------------
                   (Address of principal executive offices)


                                 973-357-3100
               -------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,346,877 shares of Common
                                                -------------
Stock, par value $.01 per share were outstanding at March 31, 1998.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                     INDEX


                                                              Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements                   3

           Consolidated Statements of Income                   3

           Consolidated Statements of Comprehensive Income     4

           Consolidated Balance Sheets                         5

           Consolidated Statements of Cash Flows               6

           Notes to Consolidated Financial Statements          7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      13

Part II -  Other Information

  Item 1.  Legal Proceedings                                  18

  Item 2.  Changes in Securities                              20

  Item 6.  Exhibits and Reports on Form 8-K                   21

  Exhibit Index                                               22

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements
           ---------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


                                               Three Months
                                                  Ended
                                                March 31,
                                              --------------

                                               1998    1997
                                              ------  ------

Net sales                                     $368.2  $306.5

Manufacturing cost of sales                    258.4   235.0
Selling and technical services                  38.2    34.6
Research and process development                10.9    10.3
Administrative and general                      12.3    11.0
Amortization of acquisition intangibles          2.2     0.2
                                              ------  ------
Earnings from operations                        46.2    15.4

Other income (expense), net                      2.9    24.6

Equity in earnings of associated companies       5.1     4.5

Interest expense, net                            4.7     0.2
                                              ------  ------

Earnings before income taxes                    49.5    44.3

Income tax provision                            18.3    17.4
                                              ------  ------

Net earnings                                  $ 31.2  $ 26.9
                                              ======  ======

Earnings per common share
    Basic                                     $ 0.69  $ 0.59
    Diluted                                   $ 0.66  $ 0.56



See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                             (Millions of dollars)


                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                      1998       1997
                                                    ---------  ---------
Net earnings                                           $31.2      $26.9
Other comprehensive income:
   Foreign currency translation adjustments             (0.3)      (6.2)
                                                       -----      -----
Comprehensive income                                   $30.9      $20.7
                                                       =====      =====



See accompanying Notes to Consolidated Financial Statements.

                                                       CYTEC INDUSTRIES INC. AND
SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

                                                                          MARCH 31,   DECEMBER 31,
ASSETS                                                                       1998         1997
                                                                          ----------  -------------
Current assets
  Cash and cash equivalents                                             $      29.3       $    6.4
  Accounts receivable, less allowance for doubtful accounts
   of $10.1 and $10.0 in 1998 and 1997, respectively                          242.7          226.9
  Inventories                                                                 135.6          131.9
  Deferred income taxes                                                        79.3           70.7
  Other current assets                                                         20.6           16.9
     Total current assets                                               -----------       --------
                                                                              507.5          452.8

Equity in net assets of and advances to associated companies                  145.6          141.1

Plants, equipment and facilities, at cost                                   1,277.5        1,278.0
  Less:  accumulated depreciation                                            (646.4)        (648.3)
                                                                        -----------       --------
     Net plant investment                                                     631.1          629.7
Acquisition intangibles,
  net of accumulated amortization                                             291.8          295.6

Deferred income taxes                                                          86.3           82.2
Other assets                                                                   24.3           12.7
                                                                        -----------       --------
                                                                        $   1,686.6       $1,614.1
                                                                        ===========       ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                            107.8       $  116.3
  Accrued expenses                                                            233.7          239.0
  Income taxes payable                                                         53.7           19.7
                                                                        -----------       --------
     Total current liabilities                                                395.2          375.0
Long-term debt                                                                343.4          324.0
Other noncurrent liabilities                                                  523.2          527.7
Put options                                                                    10.1             --
Stockholders' equity
 Preferred stock, 20,000,000 shares authorized, issued and
  outstanding 4,000 shares, Series C, $.01 par value, at
  liquidation value of $25 per share                                            0.1            0.1
 Common stock, $.01 par value per share, 150,000,000 shares
   authorized, issued 48,144,447 in 1998 and 48,181,264 in 1997                 0.5            0.5
 Additional paid-in capital                                                   190.5          203.9
 Retained earnings                                                            362.6          331.5
 Unearned compensation                                                         (4.9)          (3.5)
 Accumulated translation adjustments                                           (7.2)          (6.9)
 Treasury stock at cost, 2,797,570 shares in 1998 and 3,044,589
   shares in 1997                                                            (126.9)        (138.2)
                                                                        -----------       --------

     Total stockholders' equity                                               414.7          387.4
                                                                        -----------       --------
                                                                        $   1,686.6       $1,614.1
                                                                        ===========       ========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)


                                                                    Three Months Ended
                                                                   --------------------
                                                                        March 31,
                                                                   --------------------
                                                                     1998       1997
                                                                   ---------  ---------
Cash flows provided by (used for) operating activities
Net earnings                                                         $ 31.2     $ 26.9
  Non-cash items included in net earnings:
   Equity in undistributed net earnings of associated companies        (5.1)      (0.4)
   Depreciation                                                        19.1       18.9
   Amortization                                                         3.3        0.7
   Deferred income taxes                                              (12.9)       6.3
   Gain on sale of business                                               -      (22.3)
   Other                                                               (0.5)         -
  Changes in operating assets and liabilities
   Accounts receivable                                                (15.7)     (20.0)
   Inventories                                                         (3.6)       1.5
   Accounts payable                                                    (8.4)      (3.8)
   Accrued expenses                                                    (5.4)       3.3
   Income taxes payable                                                37.8       26.4
   Other assets                                                        (9.5)      (7.2)
   Other liabilities                                                   (4.6)     (17.3)
                                                                     ------     ------
Net cash flows provided by operating activities                        25.7       13.0
                                                                     ------     ------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                      (24.7)     (14.2)
   Proceeds received on sale of assets                                    -       94.8
   Change in other assets                                                 -        7.0
                                                                     ------     ------
Net cash flows (used for) provided by investing activities            (24.7)      87.6
                                                                     ------     ------
Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                         2.1         2.9
   Purchase of treasury stock                                         -          (11.6)
   Change in long-term debt                                            19.4      (82.0)
                                                                        0.5          -
   Proceeds received on sale of put options                          ------     ------
                                                                       22.0      (90.7)
Net cash flows provided by (used for) financing activities           ------     ------

Effect of exchange rate changes on cash and cash equivalents           (0.1)      (0.9)
                                                                     ------     ------
Increase in cash and cash equivalents                                  22.9        9.0
Cash and cash equivalents, beginning of period                          6.4       20.4
                                                                     ------     ------
Cash and cash equivalents, end of period                             $ 29.3     $ 29.4
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

(1)  Basis of Presentation
     ---------------------

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997. Such adjustments are of a normal, recurring nature. The statement of income for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the consolidated statement of income for the three month period ended March 31, 1997 to conform to the 1998 presentation.


(2)  Acquisitions
     ------------

On September 30, 1997, the Company acquired substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite"), a leading worldwide supplier of advanced composite materials for aerospace, industrial and recreational applications, for $344.0 in cash (the "Fiberite Acquisition"). The assets and liabilities were acquired from Stamford FHI Acquisition Corp., which acquired the right to purchase Fiberite on April 20, 1997 from its previous owners. The assets acquired include all of the businesses of Fiberite, except for their satellite materials business. The Fiberite Acquisition was accounted for under the purchase method of accounting.

(3)  Restructuring of Operations
     ---------------------------

Cash payments of $4.2 were made during the three months ended March 31, 1998, related to the restructuring charges of $38.4 (pre-tax) incurred during 1997. The reserve related to these restructurings at March 31, 1998 was $25.8. There have been no changes in the estimated completion date of the payouts related to the restructuring plan.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(4)  Earnings Per Share
     ------------------

Basic earnings per common share excludes dilution and was computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share uses the same numerator as basic while the denominator is based on the weighted-average number of common shares outstanding adjusted for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three month periods ended March 31, 1998 and 1997.

For the Three Months Ended
March 31                                        1998                                  1997
                                                ----                                  ----

                                              Weighted Avg     Per                 Weighted Avg.    Per
                                   Income        Shares      Share      Income         Shares      Share
                                 (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                                 -----------  -------------  ------    ----------   -----------    ------

Basic EPS
---------
Net earnings                          $31.2     45,457,981     $0.69       $26.9      45,566,789    $0.59

Effect of dilutive securities
-----------------------------
Options                                   -      1,912,197         -           -       2,091,567        -
Performance/Restricted stock              -         42,160         -           -          88,490        -

Diluted EPS
-----------
Net earnings plus
  assumed conversions                 $31.2     47,412,338     $0.66       $26.9      47,746,846    $0.56

(5)  Recently Issued Statements Of Financial Accounting Standards
     ------------------------------------------------------------

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which became effective for the Company for the annual period beginning January 1, 1998. SFAS No.132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. The Company will include such disclosures in its Annual Report on Form 10-K for the year ended December 31, 1998.

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements became effective for the Company beginning January 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. The Company adopted SFAS 130 in the first quarter of 1998 (See "Consolidated Statement of Comprehensive Income"). The Company has also adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended December 31, 1998. These statements do not have any effect on the results of operations or financial position of the Company.

(6)    Inventories
       -----------

Components of inventories at March 31, 1998 and December 31, 1997 were as follows:


                               March 31,   December 31,
                                  1998         1997
                               ----------  -------------

Finished goods                    $ 74.3         $ 77.5
Work in process                     25.1           19.0
Raw materials & supplies            79.2           78.4
                                  ------         ------
                                   178.6          174.9
Less reduction in LIFO cost        (43.0)         (43.0)
                                  ------         ------
                                  $135.6         $131.9
                                  ======         ======




(7)  Equity in Earnings of Associated Companies
     ------------------------------------------

Summarized financial information for the Company's equity in earnings of associated companies is as follows:


                                        Three Months
                                        ------------
                                           Ended
                                           -----
                                         March 31,
                                         --------

                                        1998    1997
                                        ----    ----

Net sales                              $154.3  $147.3
Gross profit                             43.1    36.1
Net income                               15.6    10.8
The Company's share of earnings
of associated companies                $  5.1  $  4.5

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

(8)    Long-Term Debt
       --------------

At March 31, 1998 and December 31, 1997, the Company's long-term debt consisted of the following:

                                 March 31,      December 31,
                                 ---------      ------------
                                   1998             1997
                                   ----             ----

Credit Facility                     $ 84.0            $123.0
Fiberite Acquisition Facility         60.0             200.0
Public Debt                          199.4                 -
Other                                    -               1.0
                                    ------            ------
                                    $343.4            $324.0
                                    ======            ======


On March 18, 1998, the Company sold an aggregate of $200.0 principal amount of senior debt securities, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003 and (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008. The securities were offered under the Company's $300.0 shelf registration statement. The Company received an aggregate of approximately $198.2 in proceeds from the sale before deducting expenses associated with the sale. The proceeds were used to pay down $140.0 of the Company's 364-day Credit Agreement which originally provided financing for the acquisition of substantially all the assets of Fiberite (the "Fiberite Acquisition Facility"), with the remainder used to reduce borrowings under the Company's revolving credit facility (the "Credit Facility").

(9)  Contingent Liabilities
     ----------------------

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

In accordance with the above policies, as of March 31, 1998 and December 31, 1997, the aggregate environmental related accruals were $158.3 and $161.6, respectively, of which $25.0 was included in accrued expenses in 1998 and 1997, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 1998 and 1997 was $3.2 and $5.0, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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

(10) Other Financial Information
     ---------------------------

Taxes paid for the three months ended March 31, 1998 and 1997 were approximately $1.8 and $1.5, respectively. Interest paid for the three months ended March 31, 1998 and 1997 was approximately $5.6 and $1.0, respectively.

The Company's ratio of earnings to fixed charges for the three months ended March 31, 1998 was 7.4. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest factor plus the Company's share of such charges of associated companies.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

In April 1997, the Company began a stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through March 31, 1998, the Company had repurchased 938,050 shares at a cost of $36.2 under this program. Depending on the level, price and timing of repurchases, borrowings may be required.

During the first quarter of 1998, in connection with the Company's stock repurchase program, the Company wrote put options on 200,000 shares of its common stock for which it received premiums of approximately $0.5 in cash. These put options entitle the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. At March 31, 1998, 200,000 options were outstanding with strike prices of $48.93 and $52.30 per share. The options expire at various dates, are exercisable only at maturity and are all settleable in cash at the Company's option. The maximum potential repurchase obligation of $10.1 has been reclassified from stockholders' equity to put options.

(11) Subsequent Event
     ----------------

On May 11, 1998, the Company sold $120.0 principal amount of 6.846% MandatOry Par Put Remarketed Securities/SM*/ ("MOPPRS"/SM*/) due May 11, 2025 in a public offering. The MOPPRS/SM/ are senior unsecured obligations subject to mandatory tender on May 11, 2005 (the "Remarketing Date") and were offered under the Company's remaining available shelf registration. The Company received an aggregate of approximately $123.8 in proceeds from the sale before deducting expenses associated with the sale. $104.0 of the net proceeds were used (i) to repay approximately $84.0 of indebtedness outstanding under the Credit Facility,
(ii) to repay $20.0 of indebtedness outstanding under the Fiberite Acquisition Facility, and the remainder will be used for general corporate purposes.

If Merrill Lynch, as Remarketing Dealer (the "Remarketing Dealer"), elects to remarket the MOPPRS/SM/, the MOPPRS/SM/ will be subject to mandatory tender to the Remarketing Dealer at 100% of the principal amount, thereof, for remarketing on the Remarketing Date. The interest rate to maturity to the Company on the Remarketing Date will be equal to 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS/SM/ on the Remarketing Date or elects not to remarket the MOPPRS/SM/, the Company will be required to repurchase the MOPPRS/SM/ from the beneficial owners, thereof, at 100% of the principal amount, thereof, plus accrued interest, if any.

In conjunction with the sale of the MOPPRS/SM/, the Company made payments aggregating $4.9 in the second quarter of 1998 to settle its Rate Lock Agreements on $100.0 of 30-year debt.



* Service Mark of Merrill Lynch & Co., Inc.

           (Millions of dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

First Quarter of 1998 versus First Quarter 1997
-----------------------------------------------

Net sales for the first quarter of 1998 were $368.2 as compared to the $306.5 in the first quarter of 1997. The quarter reflected approximately $72.7 of sales generated as a result of the purchase of Fiberite on September 30, 1997. Included in the first quarter of 1997 are sales totaling $13.6 from the divested Acrylic Fibers and Aluminum Sulfate product lines and from the discontinued Technical Chemicals product line.

Sales for the first quarter 1998 outside of the United States represented 36% of total revenue compared to 41% last year. The decrease was the result of the increased Fiberite sales, mostly U.S. based, and the effect of exchange rate changes due to the strength of the U.S. dollar versus international currencies, particularly Asia-Pacific. International sales were also negatively impacted in Latin America in our Mining Chemicals product line where low copper prices have caused customers to reduce the use of the Company's products.

Asia-Pacific sales represent 9% of total Cytec sales thus the impact at present of the slowdown, although negative, is not significant. A longer term economic slowdown in that region, however, could inhibit Cytec's growth.

Specialty Chemicals sales decreased $4.5, or 2.5%. The negative impact of foreign exchange rates was approximately 3% of sales with selling prices essentially flat. Sales volume, before the effects of exchange, was up 1% led by the Water Treatment, Coating Resins, Polymer Additives and Phosphines product lines. Weak paper recycling and low metal prices in the mining industry, principally copper, caused certain customers to reduce operations resulting in lower sales in those product lines. Excluding sales of divested and discontinued product lines, sales decreased $3.1 or 1.7%. In view of the rate of growth in sales volume in the first quarter, the Company does not expect historical levels of Specialty Chemicals sales volume growth to be achieved for the full year.

Specialty Materials sales increased $70.6, or 106%, due primarily to the generation of sales as a result of the Fiberite purchase. Excluding this and sales of the divested Acrylic Fibers business in January 1997, sales were up $9.8 or 18.0% reflecting continued strength of the Aerospace commercial aircraft sector.

Building Block sales decreased $4.4, or 7.2% due mainly to lower methanol and acrylonitrile selling prices. Lower selling prices resulted in a 12% sales decline while volume was up 6%. The cost of propylene, the major raw material in acrylonitrile, was down sharply, offsetting much of the impact of lower selling prices. Selling prices were especially lower for methanol. This fact coupled with

           (Millions of dollars, except share and per share amounts)

the recent rise in natural gas costs has resulted in the methanol plant being idled beginning March, 1998, and is expected to remain idled until market conditions improve. The shutdown of the methanol plant is not expected to have a material impact on the Company.

Manufacturing cost of sales decreased from 76.7% in 1997 to 70.2% in 1998. 1997 manufacturing costs included restructuring charges of $18.6 relating primarily to manufacturing sites located in Botlek, the Netherlands and Linden, New Jersey. Excluding this charge, manufacturing cost of sales in 1997 was 70.6%. Manufacturing costs in 1998 benefitted from continued plant efficiencies, the results of restructuring and an improved product mix.

Selling and technical service spending increased $3.6, mainly due to the impact of Fiberite, as well as reflecting additional sales effort in several Specialty Chemicals segments in support of more international focus.

Research and process development costs increased $0.6 mostly due to the Fiberite acquisition. Patent expenses, also included in research and process development, increased moderately due to continued efforts to develop new and maintain existing patents in the Specialty Chemicals businesses.

Administrative and general expenses increased $1.3 mostly due to the addition of Fiberite, although as a ratio to sales, administrative expenses declined from 3.6% to 3.3%.

The amortization of acquisition intangibles expense increase reflects the goodwill associated with the Fiberite acquisition.

Other income (expense), net of $24.6 in 1997 reflects a $22.3 gain from the sales of divested product lines.

Equity in earnings of associated companies increased $0.6 due to stronger sales for Criterion Catalyst.

Interest expense, net increased as a result of long-term debt associated with the acquisition of Fiberite. Interest expense for the period was $5.1 compared to $0.8 in the same period of last year.

The income tax provision was reduced to a rate of 37% from 39% in 1997. This was primarily due to improved tax planning in the foreign and state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings increased to $31.2, up 16% from the $26.9 million for the same period last year. Included in the 1997 net earnings is an after tax charge of $11.3 relating to the restructuring charges mentioned earlier and an after tax gain of $13.6 relating to the divestitures mentioned above. Earnings per share increased to $0.66 from the prior year period of $0.56 on a diluted basis.

           (Millions of dollars, except share and per share amounts)

Liquidity and Financial Condition
---------------------------------

At March 31, 1998, the Company's cash balance was $29.3, an increase of $22.9 from year-end 1997.

Net cash flows from operating activities totaled $25.7, compared to $13.0 in the same period of 1997. A significant factor affecting this increase was the Company's decision in 1997 to pre-fund $15.0 of its postretirement benefits liability through contributions to its Voluntary Employee Benefit Association
(VEBA) utilizing some of the proceeds from the sale of the Acrylic Fibers product line. In 1998, the Company contributed $1.5 to its retiree VEBA.

Net cash flows used for investing activities totaled $24.7 which compares to the $87.6 of net cash flows provided in the like period of 1997. Included in 1997 are proceeds of $94.8 associated with the sale of the Acrylic Fibers product line and $7.0 associated with the sale of other investments. Capital additions were $10.5 higher than the same period last year due to two large construction projects in the specialty product lines - the Benzotriazole light stabilizer plant in Botlek, the Netherlands, and the expansion of the surfactants plant in Willow Island, West Virginia. For the full year 1998, the Company estimates capital spending of approximately $95.0.

The Company believes that based on internal cash generation it will be able to fund operating cash requirements and planned capital expenditures through the balance of 1998.

Net cash flows provided by financing activities totaled $22.0 which compares to $90.7 of net cash flows used for financing activities for the same period in 1997. During the first quarter of 1997, 296,200 shares of treasury stock were purchased at a cost of $11.6, while the balance of proceeds from the sale of the Acrylic Fibers business were used to pay down debt. In 1998, long-term debt increased $19.4 which was more than offset by higher cash balances being maintained in the first quarter.

On March 18, 1998, the Company sold an aggregate of $200.0 principal amount of senior debt securities, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003 and (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 in a public offering. The securities were offered under the Company's $300.0 shelf registration statement. The Company received an aggregate of approximately $198.2 in proceeds from the sale before deducting expenses associated with the sale. The proceeds were used to pay down $140.0 of the Fiberite Acquisition Facility, with the remainder used to reduce borrowings under the Credit Facility.

In connection with the Fiberite Acquisition and in contemplation of the offering of long-term debt securities, the Company entered into a series of rate lock agreements (the "Rate Lock Agreements") with several banks commencing in September 1997. Pursuant to the Rate Lock Agreements, the Company hedged against the risk of an increase in treasury rates above the rates on the dates it entered into the rate lock agreements on an aggregate of $300.0 in debt for periods of up to 30 years. The Company made payments aggregating approximately $6.3 to settle Rate Lock Agreements relating to the $200.0 principal amount of long-term securities sold during the first quarter ($4.7 of which was paid during the first quarter and the remainder in 1997), which payments will be amortized or recognized over the life of the 6.50% and 6.75% Notes as an increase in interest expense of

           (Millions of dollars, except share and per share amounts)

such Notes.

On May 11, 1998, the Company sold $120.0 principal amount of 6.846% MOPPRS_ due May 11, 2025 in a public offering. The MOPPRS_ are senior unsecured obligations subject to mandatory tender on May 11, 2005 (the "Remarketing Date") and were offered under the Company's remaining available shelf registration. The Company received an aggregate of approximately $123.8 in proceeds from the sale before deducting expenses associated with the sale. $104.0 of the net proceeds were used (i) to repay approximately $84.0 of indebtedness outstanding under the Credit Facility, (ii) to repay $20.0 of indebtedness outstanding under the Fiberite Acquisition Facility, and the remainder will be used for general corporate purposes. In conjunction with the sale of the MOPPRS_, the Company made payments aggregating $4.9 in the second quarter of 1998 to settle its Rate Lock Agreements on $100.0 of 30-year debt, which payments will be amortized or recognized over the life of the securities as an increase in interest expense of such securities.

During the first quarter of 1998, in connection with the Company's stock repurchase program, the Company wrote put options on 200,000 shares of its common stock for which it received premiums of approximately $0.5 in cash.
These put options entitled the holders to sell shares of the Company's common stock to the Company on certain dates at specified prices. At March 31, 1998, 200,000 options were outstanding with strike prices of $48.93 and $52.30 per share. Subsequent to March 31, 1998, the Company has (i) sold put options on an aggregate of 200,000 shares of its common stock in exchange for proceeds of approximately $0.5 and (ii) put options on an aggregate of 100,000 shares of its common stock have expired unexercised.

Under the Series C Cumulative Preferred Stock agreement with American Cyanamid Company, a subsidiary of American Home Products Corporation, the Company must maintain a debt to equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended, and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then the Company may incur additional debt as long as its ratio of debt to equity is not more than 1.5-to-1. At March 31, 1998, the Company had $343.4 of debt and $414.6 in equity as defined in the Series C Stock covenants and had the ability to incur up to an additional $278.5 in debt.

At March 31, 1998, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. Under the terms of the Credit Facility, the Company had an additional $116.0 available for borrowing at March 31, 1998. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at March 31, 1998. As noted above, all of the approximately $84.0 of indebtedness outstanding under the Credit Facility was repaid on May 11, 1998.

At March 31, 1998, there was $60.0 of outstanding borrowings under the Fiberite Acquisition Facility. The 364-day facility which contains a two-year term-out option will expire on September 22, 1998. The Company had an additional $140.0 available for borrowing at March 31, 1998 to finance only acquisitions approved by the lenders. As noted above, $20.0 of indebtedness outstanding under the Fiberite Acquisition Facility was repaid on May 11, 1998.

           (Millions of dollars, except share and per share amounts)


Other
-----
The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" in the last two places as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. Based on the portion of the systems review completed to date, the Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed or if problems are not discovered and rectified on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company. Moreover, failure of third parties, such as customers and suppliers, to rectify Year 2000 problems in their own systems (something that the Company is unable to predict, correct or quantify) could have a material adverse impact on the operation of the Company.

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

Forward-looking statements include, among others, statements concerning the Company's outlook for 1998 and beyond, the accretiveness of acquisitions, pricing trends and forces within the industry, the completion dates of, and expenditures for, capital projects, expected sales growth, cost reduction strategies and their results, the effect of the Asian economic slowdown, long-term goals of the Company, possible further restructurings, plans and expectations regarding the Fiberite Acquisition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

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

The Company is a defendant in twenty-one cases pending in state courts in Jefferson, Harris, Harrison and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Three of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in three cases (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pretrial activities, primarily discovery. The Company believes that its involvement in all but seven of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is one of many defendants in suits filed by approximately 23 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 21 are inactive because plaintiffs have not yet developed any symptoms and 2 are active.

The Company is a defendant in three suits pending in California Superior Courts in Los Angeles and San Francisco Counties, which were filed by individuals or the personal representatives of individuals allegedly injured as a result of exposure to asbestos containing products. Fiberite is a defendant in three such suits pending in San Francisco County. One suit in which both the Company and Fiberite are defendants has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

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

The Company is one of several defendants in nine suits filed in New Jersey State Courts in Bergen, Middlesex and Monmouth Counties by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in products sold by the Company. Four of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. The Company also has been named as one of several defendants in an action brought in New Jersey Superior Court, Middlesex County, on behalf of a class consisting of former employees of Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

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

See also the first four paragraphs of "Environmental Matters" under Item 1 of the Company's 1997 Annual Report on Form 10-K, and Note 9 of the Notes to Consolidated Financial Statements (unaudited) in Part I, item (1), which are incorporated by reference herein.

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

Item 2.  Changes in Securities
         ---------------------

  (c) During the first quarter of 1998, in connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell 200,000 shares of the Company's common stock to the Company on certain dates at specified prices. The Company received premiums of approximately $0.5 on the sale of such options. At March 31, 1998, 200,000 options were outstanding with strike prices ranging between $48.93 and $52.30 per share. The maximum potential repurchase obligation of $10.1 has been reclassified from stockholders' equity to put options.

Item 6.Exhibits and Reports on Form 8-K
---------------------------------------

(a). Exhibits
     --------

See Exhibit Index on page 23 for exhibits filed with this quarterly report on From 10-Q

(b).
Reports on Form 8-K
-------------------

One report on Form 8-K was filed reporting events during the quarter ended March 31, 1998 as follows: A report dated March 18, 1998 reporting the sale of $200.0 million of the Company's senior debt securities in a public offering.





                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CYTEC INDUSTRIES INC.
                                  (REGISTRANT)


                            BY:/s/James P. Cronin
                             ------------------------
               James P. Cronin
               Executive Vice President and Chief Financial Officer

May 14, 1998

  Exhibit Index
  -------------

4.1 Indenture, dated as of March 15, 1998 between the Company and PNC Bank, National Association, as Trustee (incorporated by reference to exhibit 4.1 to the Company's current report on Form 8-K dated March 18, 1998).

4.2 Supplemental Indenture, dated as of May 11, 1998 between the Company and PNC Bank, National Association, as Trustee.

4.3   6.50% Global Note due March 15, 2003 (incorporated by reference to exhibit
      4.2 to the Company's current report on Form 8-K dated March 18, 1998).

4.4   6.75% Global Note due March 15, 2008 (incorporated by reference to exhibit
      4.3 to the Company's current report on Form 8-K dated March 18, 1998).

4.5   6.846% MandatOry Par Put Remarketed Securities due May 11, 2025

10.1 Letter Amendment, dated February 19, 1993, among CYRO Industries, Cyanamid Plastics, Inc. and Rohacryl, Inc., to the CYRO Partnership Agreement.

10.2 Amendment No. 1 to AMEL Joint Venture Agreement, dated April 30, 1987, by and between Cyanamid Melamine, Inc. and DCP Melamine North America, Inc.

10.3 Amendment No. 2 to AMEL Joint Venture Agreement, dated May 1, 1994, by and between Cytec Melamine, Inc. and DSM Melamine Americas, Inc.

10.4 Amendment No. 3 to AMEL Joint Venture Agreement, dated January 30, 1995, by and between Cytec Melamine, Inc. and DSM Melamine Americas, Inc.

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1998 and 1997

27    Financial Data Schedule

99    Material incorporated by reference from Annual Report  on  Form 10-K