Form 10-Q
period 1998-06-30
CYTEC INDUSTRIES INC/DE/
filed 1998-08-12
CIK 912513

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q

(Mark One)

/  X   /          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

/______/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ______ to ______

                        Commission file number 1-12372
                                               -------

                             CYTEC INDUSTRIES INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

             Delaware                               22-3268660
   ------------------------------               -----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,783,219 shares of Common Stock, par value $.01 per share, were outstanding at June 30, 1998.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                     INDEX

                                                               Page
Part I - Financial Information

  Item 1.  Consolidated Financial Statements                       3

           Consolidated Statements of Income                       3

           Consolidated Statements of Comprehensive Income         4

           Consolidated Balance Sheets                             5

           Consolidated Statements of Cash Flows                   6

           Notes to Consolidated Financial Statements              7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          14

Part II -  Other Information

  Item 1.  Legal Proceedings                                      22

  Item 2.  Changes in Securities                                  24

  Item 4.  Submission of Matters to a Vote of Security Holders    24

  Item 6.  Exhibits and Reports on Form 8-K                       25

  Exhibit Index                                                   26

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements
           ---------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Millions of dollars, except per share amounts)

                                               Three Months         Six Months
                                                  Ended               Ended
                                                 June 30,            June 30,
                                                 --------            --------

                                              1998      1997      1998      1997
                                              ----      ----      ----      ----
Net sales                                    $365.8    $315.5    $734.0    $622.0

Manufacturing cost of sales                   250.6     219.2     509.0     454.1
Selling and technical services                 39.0      34.8      77.2      69.4
Research and process development               11.4      10.7      22.3      21.0
Administrative and general                     12.4      10.8      24.7      21.8
Amortization of acquisition intangibles         2.1       0.2       4.3       0.4
                                             ------    ------    ------    ------
Earnings from operations                       50.3      39.8      96.5      55.3

Other income (expense), net                     3.5       1.5       6.4      26.1

Equity in earnings of associated companies      6.1       4.0      11.2       8.5

Interest income (expense), net                 (5.1)      0.3      (9.8)      0.1
                                             ------    ------    ------    ------

Earnings before income taxes                   54.8      45.6     104.3      90.0

Income tax provision                           20.3      17.8      38.6      35.3
                                             ------    ------    ------    ------

Net earnings                                 $ 34.5    $ 27.8    $ 65.7    $ 54.7
                                             ======    ======    ======    ======

Earnings per common share
    Basic                                    $ 0.76    $ 0.61    $ 1.45    $ 1.20
    Diluted                                  $ 0.73    $ 0.59    $ 1.38    $ 1.15

See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                             (Millions of dollars)

                                                Three Months        Six Months
                                                   Ended              Ended
                                                  June 30,           June 30,
                                                ------------      --------------
                                                1998    1997      1998      1997
                                                ----    ----      ----      ----
Net earnings                                   $34.5   $27.8     $65.7     $54.7

Other comprehensive income:

   Foreign currency translation adjustments     (1.8)   (2.1)     (2.1)     (8.3)
                                               -----   -----     -----     -----

Comprehensive income                           $32.7   $25.7     $63.6     $46.4
                                               =====   =====     =====     =====

See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

                                                                           June 30,   December 31,
ASSETS                                                                      1998         1997
                                                                          ---------  -------------
Current assets
  Cash and cash equivalents                                               $   24.4       $    6.4
  Accounts receivable, less allowance for doubtful accounts
   of $9.8 and $10.0 in 1998 and 1997, respectively                          254.7          226.9
  Inventories                                                                135.4          131.9
  Deferred income taxes                                                       73.8           70.7
  Other current assets                                                        28.5           16.9
     Total current assets                                              -----------       --------
                                                                             516.8          452.8

Equity in net assets of and advances to associated companies                 149.1          141.1

Plants, equipment and facilities, at cost                                  1,292.8        1,278.0
  Less:  accumulated depreciation                                           (658.6)        (648.3)
                                                                       -----------       --------
     Net plant investment                                                    634.2          629.7
Acquisition intangibles,
  net of accumulated amortization                                            298.0          295.6

Deferred income taxes                                                         81.9           82.2

Other assets                                                                  23.1           12.7
                                                                       -----------       --------
Total assets                                                              $1,703.1       $1,614.1
                                                                       ===========       ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                           104.7       $  116.3
  Accrued expenses                                                           243.3          239.0
  Income taxes payable                                                        50.6           19.7
                                                                       -----------       --------
     Total current liabilities                                               398.6          375.0

Long-term debt                                                               359.4          324.0
Other noncurrent liabilities                                                 515.6          527.7

Stockholders' equity
 Preferred stock, 20,000,000 shares authorized, issued and
  outstanding 4,000 shares, Series C, $.01 par value, at
  liquidation value of $25 per share                                           0.1            0.1
 Common stock, $.01 par value per share, 150,000,000 shares
   authorized, issued 48,143,605 in 1998 and 48,181,264 in 1997                0.5            0.5
 Additional paid-in capital                                                  197.8          203.9
 Retained earnings                                                           397.1          331.5
 Unearned compensation                                                        (2.9)          (3.5)
 Accumulated translation adjustments                                          (9.0)          (6.9)
 Treasury stock at cost, 3,360,386 shares in 1998 and 3,044,589
   shares in 1997                                                           (154.1)        (138.2)
                                                                       -----------       --------

     Total stockholders' equity                                              429.5          387.4
                                                                       -----------       --------
Total liabilities and stockholders' equity                                $1,703.1       $1,614.1
                                                                       ===========       ========

See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)


                                                                    Six Months Ended
                                                                   ------------------
                                                                        June 30,
                                                                        --------
                                                                     1998      1997
                                                                     ----      ----
Cash flows provided by (used for) operating activities
Net earnings                                                        $ 65.7   $  54.7
  Non-cash items included in net earnings:
   Equity in undistributed net earnings of associated companies       (8.1)     (2.2)
   Depreciation                                                       38.4      36.9
   Amortization                                                        5.8       1.5
   Deferred income taxes                                              (2.4)      5.5
   Gain on sale of business                                              -     (22.3)
   Other                                                              (0.8)        -
  Changes in operating assets and liabilities
   Accounts receivable                                               (27.7)    (31.0)
   Inventories                                                        (2.7)      2.0
   Accounts payable                                                  (11.4)    (13.4)
   Accrued expenses                                                    4.0       9.3
   Income taxes payable                                               35.4      31.7
   Other assets                                                      (14.0)     (4.2)
   Other liabilities                                                 (11.9)    (31.7)
                                                                    ------   -------
Net cash flows provided by operating activities                       70.3      36.8
                                                                    ------   -------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                     (49.7)    (34.7)
   Proceeds received on sale of assets                                   -      94.8
   Acquisition of business                                            (9.0)        -
   Change in other assets                                              4.1       7.0
                                                                    ------   -------
Net cash flows (used for) provided by investing activities           (54.6)     67.1
                                                                    ------   -------
Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                         2.6       3.8
   Purchase of treasury stock                                        (29.8)    (41.8)
   Change in long-term debt                                           35.4     (63.0)
   Debt issuance cost                                                 (6.9)        -
   Proceeds received on sale of put options                            1.0       0.5
                                                                    ------   -------
Net cash flows provided by (used for) financing activities             2.3    (100.5)
                                                                    ------   -------
Effect of exchange rate changes on cash and cash equivalents             -      (1.1)
                                                                    ------   -------
Increase in cash and cash equivalents                                 18.0       2.3
Cash and cash equivalents, beginning of period                         6.4      20.4
                                                                    ------   -------
Cash and cash equivalents, end of period                            $ 24.4   $  22.7
                                                                    ======   =======

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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the consolidated statements of income for the three and six month periods ended June 30, 1997 to conform to the 1998 presentation.


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

On June 24, 1998, the Company acquired the Oreprep minerals processing business from Baker Petrolite Corporation. Oreprep supplies mineral processing reagents and services to the mining industry. The acquisition, accounted for under the purchase method of accounting, will be integrated into the Company's existing Mining Chemicals product line.

(3)  Restructuring of Operations
     ---------------------------

Cash payments of $ 2.6 and $6.8 were made during the three and six months ended June 30, 1998, respectively, related to the restructuring charges of $38.4 (pre-tax) incurred during 1997. The reserve related to these restructurings at June 30, 1998 was $23.2. There have been no changes in the estimated completion date of the payouts related to the restructuring plan.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

(4)  Earnings Per Share
     ------------------

Basic earnings per common share excludes dilution and was computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share was computed by dividing net earnings by the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six month periods ended June 30, 1998 and 1997.

                                                         Three Months Ended June 30
                                                         --------------------------
                                                  1998                                 1997
                                                  ----                                 ----

                                              Weighted Avg     Per                 Weighted Avg.    Per
                                   Income        Shares      Share      Income        Shares       Share
                                 (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                                 ----------   ------------   ------   ----------   -------------   ------
Basic EPS
---------
Net earnings                       $  34.5     45,442,875     $0.76      $ 27.8      45,423,344    $0.61

Effect of dilutive securities
-----------------------------
Options                                  -      1,960,922         -           -       1,926,730        -
Performance/Restricted stock             -        102,826         -           -          99,090        -
Put Warrants                                       50,749                                 8,528

Diluted EPS
-----------
Net earnings plus
  assumed conversions              $  34.5     47,557,372     $0.73      $ 27.8      47,457,692    $0.59

                                                           Six Months Ended June 30
                                                           ------------------------
                                                  1998                                  1997
                                                  ----                                  ----
                                              Weighted Avg     Per                 Weighted Avg.    Per
                                   Income        Shares      Share      Income        Shares       Share
                                 (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                                 ----------   ------------   ------   ----------   -------------   ------
Basic EPS
---------
Net earnings                       $ 65.7      45,450,386    $1.45       $54.7      45,518,974      $1.20

Effect of dilutive securities
-----------------------------
Options                                 -       1,936,560        -           -       2,009,149          -
Performance/Restricted stock            -          72,493        -           -          93,790          -
Put Warrants                                       25,374                                4,264

Diluted EPS
-----------
Net earnings plus
  assumed conversions              $ 65.7      47,484,813    $1.38       $54.7      47,626,177      $1.15

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

(5)  Recently Issued Statements Of Financial Accounting Standards
     ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which becomes effective for the Company beginning January 1, 2000, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS 133 on its financial statements.

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

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements became effective for the Company beginning January 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. The Company adopted SFAS 130 in the first quarter of 1998 (See "Consolidated Statement of Comprehensive Income"). The Company has also adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ended December 31, 1998. Implementation of these statements will not have any effect on the results of operations or financial position of the Company.

(6)    Inventories
       -----------

Components of inventories at June 30, 1998 and December 31, 1997 were as follows:

                               June 30,   December 31,
                                 1998         1997
                               ---------  -------------
Finished goods                     89.6         $ 77.5
Work in process                    20.8           19.0
Raw materials & supplies           73.6           78.4
                                 ------         ------
                                  184.0          174.9
Less reduction in LIFO cost       (48.6)         (43.0)
                                 ------         ------
                                 $135.4         $131.9
                                 ======         ======

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(7)  Equity in Earnings of Associated Companies
     ------------------------------------------

Summarized financial information for the Company's equity in earnings of associated companies is as follows:

                                           Three Months       Six Months
                                           ------------       ----------
                                               Ended             Ended
                                               -----             -----
                                             June 30,          June 30,
                                             --------          --------
                                          1998    1997      1998      1997
                                          ----    ----      ----      ----
     Net sales                           $152.5  $160.9    $306.8    $302.8
     Gross profit                          39.4    40.5      82.5      76.6
     Net income                            11.1    10.5      26.6      21.7
     The Company's equity in earnings
      of associated companies            $  6.1  $  4.0    $ 11.2    $  8.5
                                         ======  ======    ======    ======

(8)  Long-Term Debt
     --------------

At June 30, 1998 and December 31, 1997, the Company's long-term debt consisted of the following:

                                           June 30,  December 31,
                                           --------  ------------
                                             1998        1997
                                             ----        ----
          Credit Facility                         -        $123.0
          Fiberite Acquisition Facility      $ 40.0         200.0
          Public Debt                         319.4             -
          Other                                   -           1.0
                                             ------        ------
                                             $359.4        $324.0
                                             ======        ======


On May 11, 1998, the Company sold $120.0 principal amount of 6.846% MandatOry Par Put Remarketed Securities(SM)* ("MOPPRS"(SM)*) due May 11, 2025 in a public offering. The MOPPRS(SM) are senior unsecured obligations subject to mandatory tender on May 11, 2005 (the "Remarketing Date") and were offered under the Company's remaining available shelf registrations. The Company received an aggregate of approximately $123.8 in proceeds from the sale before deducting expenses associated with the sale. $104.0 of the net proceeds were used (i) to repay approximately $84.0 of indebtedness outstanding under the Credit Facility,
(ii) to repay approximately $20.0 of indebtedness outstanding under the Fiberite Acquisition Facility, and the remainder was used for general corporate purposes.

Except in limited circumstances, the MOPPRS(SM) will be subject to mandatory tender to Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Dealer at 100% of the principal amount thereof, for remarketing on the Remarketing Date. The interest rate on the MOPPRS(SM) from the Remarketing Date to maturity will be equal to 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


not purchase all tendered MOPPRS (SM) on the Remarketing Date or elects not to remarket the MOPPRS (SM), the Company will be required to repurchase the MOPPRS
(SM) from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof, plus accrued interest, if any.

In conjunction with the sale of the MOPPRS (SM), the Company made payments aggregating $4.9 in the second quarter of 1998 to settle its Rate Lock Agreements on $100.0 of 30-year debt. These payments will be amortized over the life of the MOPPRS (SM) as an increase in interest expense of such securities. (See also footnote 11.)

* Service Mark of Merrill Lynch & Co., Inc.


(9)  Contingent Liabilities
     ----------------------

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 60 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

In accordance with the above policies, as of June 30, 1998 and December 31, 1997, the aggregate environmental related accruals were $151.9 and $161.6, respectively, of which $25.0 was included in accrued expenses in 1998 and 1997, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 1998 and 1997 was $10.8 and $12.9, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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

(10) Other Financial Information
     ---------------------------

Taxes paid for the six months ended June 30, 1998 and 1997 were approximately $15.9 and $16.4, respectively. Interest paid for the six months ended June 30, 1998 and 1997 was approximately $7.1 and $1.3, respectively.

The Company's ratio of earnings to fixed charges for the three and six months ended June 30, 1998 was 7.0 and 7.2 respectively. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes which include the Company's share of pre-tax equity in earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt, plus the portion of rentals representative of an interest factor plus the Company's share of such charges of associated companies.

In April 1997, the Company began a stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through June 30, 1998, the Company had repurchased 1,555,950 shares at a cost of $66.0 under this program. Depending on the level, price and timing of repurchases, borrowings may be required.

During the first half of 1998, in connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell 400,000 shares of the Company's common stock to the Company on certain dates at specified prices, subject to the Company's right, in lieu of purchasing such shares, to pay the holder of the put the excess of the strike price over the then market price of the shares in

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

either cash or additional shares of the Company's common stock. The Company received premiums of approximately $1.0 on the sale of such options. During the second quarter 200,000 put options written in February 1998 expired unexercised. At June 30, 1998, 200,000 options were outstanding with strike prices of $54.49 and $55.99 per share.

The Company purchased the 200,000 shares subject to the options at their strike prices for an aggregate of $11.0 in July.

(11) Subsequent Events and Other Information
     ---------------------------------------

On July 9, 1998 the Company entered into an agreement and plan of merger with The American Materials & Technologies Corporation "(AMT)" (the "Merger Agreement"). Under the Merger Agreement a newly formed subsidiary of the Company will merge with and into AMT and all outstanding shares of common stock of AMT will be converted into the equivalent of $6.00 per share in the Company's stock valued at approximately $31 million. The Company intends to repay AMT's outstanding debt of approximately $5.0 after the transaction is completed. Subject to the receipt of the necessary regulatory approvals and the approval of a majority of the outstanding common stock of AMT, the closing is expected to occur in the fourth quarter of 1998.

AMT manufactures and markets advanced composite materials for customers in the aerospace, defense, transportation, sporting goods, communication, and other industries; with products ranging from graphite golf club shafts, fabrics, graphite parts, fiberglass, quartz and other fibers requiring proprietary resin formulations. AMT has signed a letter of intent to sell the graphite golf shaft portion of its business. The Company anticipates integrating AMT's remaining operations into its existing aerospace materials product line.

On July 31, 1998, the Company completed the purchase from Dyno Industrier ASA of Oslo, Norway of Dyno's 50% interest in Dyno-Cytec, a European joint venture, and Dyno's global amino coatings resin business for approximately $56 million. Payment of the purchase price was funded under the Company's Credit Facility. Dyno-Cytec produces and sells cross-linking resins for coating applications primarily in Europe from a single manufacturing plant in Lillestrom, Norway. The Company anticipates integrating the acquisition into its existing coating and resin products product line.

On June 29, 1998 the Company announced that it is considering the possible divestiture and other strategic options for its molding thermoset compounds product line. No assurances can be given as to the results of and assessment of these strategic options.

On completion of its review of strategic alternatives for its subsidiary Conap, Inc., which was announced in the first quarter, the Company decided to retain ownership of Conap.

           (Millions of dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

Second Quarter of 1998 versus Second Quarter of 1997
----------------------------------------------------

Net sales for the second quarter of 1998 were $365.8 as compared to the $315.5 in the second quarter of 1997. The increase is attributable to sales generated as a result of the Fiberite Acquisition on September 30, 1997.

Sales for the second quarter 1998 outside of the United States represented 37% of total revenue compared to 42% last year. The decrease was due to the inclusion of Fiberite sales that are mostly U.S. based and the effect of exchange rate changes with the largest impact coming from Asia-Pacific. International sales were also negatively impacted in Latin America in our Mining Chemicals product line where low copper prices have caused customers to reduce the use of the Company's products.

Asia-Pacific sales represent 9% of total consolidated sales. The Company's sales in the region are down 20% from the prior year period with exchange accounting for approximately half of the decrease. The impact across the Company's product lines is mixed. Building Blocks and some specialty chemical product lines were most affected, although overall, the negative short term impact on sales and earnings of the slowdown and the unfavorable exchange rate changes is not material. An extended economic slowdown in that region, however, could inhibit Cytec's growth.

Specialty Chemicals sales decreased $3.7, or 2.0%. The negative impact of foreign exchange rates was approximately 3% of sales with selling prices essentially flat. Sales volume, before the effects of exchange, was up 1% led by the Coating and Resin products and Phosphine Chemicals product lines. Downtime in the paper industry and low metal prices in the mining industry, which caused customers to reduce operations, resulted in lower sales in those product lines.

Specialty Materials sales increased $77.0, or 136.6%, due primarily to the generation of sales as a result of the Fiberite Acquisition. Including proforma Fiberite sales from the second quarter of 1997, sales were up $6.5 or 5.1%.

Building Block sales decreased $22.9, or 32.1%. Lower selling prices resulted in an 8% sales decline and volume declined 24%. This was attributable to several factors. Acrylonitrile selling prices and volume were significantly below the prior year period. This is due primarily to reduced demand from Asia compounded by additional capacity brought to the marketplace. The cost of propylene, the major raw material in acrylonitrile, was down sharply, offsetting much of the impact of lower selling prices. Selling prices were especially lower for methanol. In addition the methanol plant operated for only 20 days in the quarter. This was the result of a planned maintenance shutdown, energy curtailments from the local utility in June and high natural gas costs which when combined with low selling prices made the economics of running the plant less favorable.

Manufacturing cost of sales decreased from 69.5% in 1997 to 68.5% in 1998. 1998 manufacturing costs benefitted from lower raw materials cost, continued plant efficiencies, the results of restructuring and an improved product mix.

           (Millions of dollars, except share and per share amounts)

Selling and technical service spending increased $4.2; approximately 88% of this was due to the impact of the Fiberite Acquisition. As a percent of sales, selling and technical service decreased reflecting the lower selling and technical service spending per sales dollar in the aerospace market.

Research and process development costs increased $0.7 almost all due to the Fiberite Acquisition. Costs in the Specialty Chemical product lines were essentially flat as an increase in Polymer Additives and Paper Chemicals efforts was offset by decreased efforts in the other Specialty Chemical product lines. Those decreases were the result of more focused research and development efforts.

Administrative and general expenses increased $1.6 with a majority due to the Fiberite Acquisition. Other increases were in international areas, partly offset by lower domestic spending.

The amortization of acquisition intangibles expense increase reflects the goodwill associated with the Fiberite Acquisition.

Other income (expense), net increased $2.0 reflecting gains from the sale of investments in unaffiliated companies.

Equity in earnings of associated companies increased $2.1 due to improved operations for Criterion Catalyst. CYRO earnings were lower as a result of reduced sales reflecting slowdowns at specific customer accounts.

Interest income (expense), net increased as a result of the increase in long-term debt, primainly resulting from the Fiberite Acquisition. Interest expense for the period was $5.6 compared to $0.2 in the same period of last year.

The income tax provision was reduced to a rate of 37% from 39% in 1997. This was primarily due to improved tax planning in the foreign and state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings increased to $34.5, up 24% from the $27.8 for the same period last year. Diluted earnings per share increased to $0.73 from the prior year period of $0.59, a 24% increase.

First Half of 1998 versus First Half of 1997
--------------------------------------------

Net sales for the first half of 1998 were $734.0 as compared to the $622.0 in the first half of 1997. The increase is attributable to sales generated as a result of the Fiberite Acquisition. Included in the first half of 1997 are sales totaling $11.9 from the divested Acrylic Fibers product line.

Sales for the first half of 1998 outside of the United States represented 37% of total revenue compared to 41% last year. The decrease was due to the inclusion of Fiberite sales that are mostly U.S. based and the effect of exchange rate changes from all regions of the world, particularly Asia-Pacific. International sales were also negatively impacted in Latin America in our Mining Chemicals product line where low copper prices have caused customers to reduce the use of the Company's products. Coating and Resin products sales volumes were down in Asia-Pacific, principally Korea and Taiwan. Paper Chemical sales volumes were up in Asia-Pacific primarily due to new accounts.

           (Millions of dollars, except share and per share amounts)

Asia-Pacific sales represented 9% of total consolidated sales in the period. The Company's sales in the region are down 15% from the prior year period with exchange accounting for approximately half of the decrease. A significant portion of the remaining decrease is due to lower selling prices, principally for acrylonitrile, partially offset by higher Specialty Chemical selling prices.

Specialty Chemicals sales decreased $8.3, or 2.3%. The negative impact of foreign exchange rates was approximately 3% of sales with selling prices essentially flat. Sales volume, before the effects of exchange, was up 1% led by the Water Treatment, Coating and Resin products, Polymer Additives and Phosphine Chemicals product lines. Weak paper recycling and downtime at the paper mills, plus low metal prices in the mining industry which caused certain customers to reduce operations, resulted in lower sales in those product lines. In view of the rate of growth in sales volume in the first half, the Company does not expect historical levels of Specialty Chemicals sales volume growth to be achieved for the full year.

Specialty Materials sales increased $159.4, or 144%, due primarily to the generation of sales as a result of the Fiberite Acquisition. Including proforma Fiberite sales from the first half of 1997, sales were up $28.4 or 11.8% which reflected improvement primarily in the commercial aircraft sector.

Building Block sales decreased $27.3, or 20.6%. Lower selling prices and sales volumes each accounted for approximately half of the decrease. This was attributable to several factors. Acrylonitrile selling prices remained significantly below the prior year period. Selling volumes were well below the prior year period, all attributable to the second quarter. This was due primarily to reduced demand, primarily from Asia, compounded by additional capacity brought to the marketplace. The cost of propylene, the major raw material in acrylonitrile, was down sharply, offsetting much of the impact of lower selling prices. Selling prices were especially lower for methanol. In addition, the methanol plant operated for only 20 days in the second quarter. This was the result of a planned maintenance shutdown, energy curtailments from the local utility in June and high natural gas costs which when combined with low selling prices made the economics of running the plant less favorable.

Manufacturing cost of sales decreased to 69.3% in 1998 from 73.0% in 1997. Included in 1997 manufacturing costs were restructuring charges of $18.6 relating primarily to manufacturing sites located in Botlek, the Netherlands and Linden, New Jersey. Excluding this charge, manufacturing cost of sales in 1997 was 70.0%. Manufacturing costs in 1998 benefitted from lower raw materials cost, continued plant efficiencies, the results of restructuring and an improved product mix.

Selling and technical service spending increased $7.8, mainly due to the impact of the Fiberite Acquisition. As a percent of sales, selling and technical service decreased reflecting the lower selling and technical service spending per sales dollar in the aerospace market.

Research and process development costs increased $1.3 with approximately half due to the Fiberite Acquisition. Costs in Specialty Chemicals increased principally in the Polymer Additive and Paper Chemicals product lines.

           (Millions of dollars, except share and per share amounts)

Administrative and general expenses increased $2.9 with approximately $2.1 due to the Fiberite Acquisition. Other increases are in international subsidiaries partially offset by lower domestic costs. As a percent of sales, administrative expenses declined from 3.5% to 3.4%.

The amortization of acquisition intangibles expense increase reflects the goodwill associated with the Fiberite acquisition.

Other income (expense), net of $6.4 in 1998 reflects gains from the sales of investments in unaffiliated companies. The $26.1 in 1997 reflects a $22.3 gain from the sales of divested product lines.

Equity in earnings of associated companies increased $2.7 primarily due to stronger sales and improved operations for the Criterion Catalyst Company partially offset by lower earnings from the CYRO joint venture.

Interest income (expense), net increased as a result of long-term debt associated with the acquisition of Fiberite. Interest expense for the period was $10.7 compared to $1.0 in the same period of last year.

The income tax provision was reduced to a rate of 37% from 39% in 1997. This was primarily due to improved tax planning in the foreign and state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings increased to $65.7, up 20.1% from the $54.7 million for the same period last year. Included in the 1997 net earnings is an after tax charge of $11.3 relating to the restructuring charges mentioned earlier and an after tax gain of $13.6 relating to the divestitures mentioned above. Diluted earnings per share increased to $1.38 from the prior year period of $1.15, a 20% increase.

           (Millions of dollars, except share and per share amounts)

Liquidity and Financial Condition
---------------------------------

At June 30, 1998, the Company's cash balance was $24.4, an increase of $18.0 from year-end 1997.

Net cash flows from operating activities totaled $70.3, compared to $36.8 in the same period of 1997. The most significant factors affecting this increase were the higher earnings in 1998 and the Company's decision to pre-fund $25.0 of its postretirement medical benefits liability in 1997 through contributions to its Voluntary Employee Benefit Association (VEBA) utilizing some of the proceeds from the sale of the Acrylic Fibers product line, compared with $2.5 of such prefunding payments in 1998.

Net cash flows used for investing activities totaled $54.6 compared to the $67.1 of net cash flows provided in the like period of 1997. Included in 1997 were proceeds of $94.8 associated with the sale of the Acrylic Fibers product line and $7.0 associated with the sale of other investments. Capital additions were $15.0 higher than the same period last year due to three large construction projects in the specialty product lines - the Benzotriazole light stabilizer plant in Botlek, the Netherlands, the expansion of the surfactants plant in Willow Island, West Virginia and the expansion of emulsion capacity in Mobile, Alabama. For the full year 1998, the Company estimates capital spending in the range of approximately $90.0 to $95.0.

The Company believes that based on internal cash generation it will be able to fund operating cash requirements and planned capital expenditures through the balance of 1998.

Net cash flows provided by financing activities totaled $2.3. This compares to $100.5 of net cash flows used for financing activities for the same period in 1997. During the first half of 1998, 617,900 shares of treasury stock were purchased at a cost of $29.8 as compared to the first half of 1997 when 1,084,450 shares were purchased at a cost of $41.8. In 1998, long-term debt increased $35.4 which was partially offset by increased cash of $18.0. In 1997 the balance of proceeds from the sale of the Acrylic Fibers business were used to pay down debt.

The Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings in the first six months, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003,(ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MOPPRS/SM/ due May 11, 2025. The securities were offered under the Company's shelf registration statement which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used to (1) repay $160.0 of indebtedness under the Fiberite Acquisition Facility, (2) repay $141.5 of indebtedness under the Credit Facility and (3) the remainder was used for general corporate purposes.

In connection with the Fiberite Acquisition and in contemplation of the offering of long-term debt securities, the Company entered into a series of rate lock agreements (the "Rate Lock Agreements") with several banks commencing in

           (Millions of dollars, except share and per share amounts)

September 1997. Pursuant to the Rate Lock Agreements, the Company hedged against the risk of an increase in treasury rates above the rates on the dates it entered into the rate lock agreements on an aggregate of $300.0 in debt for periods of up to 30 years. The Company made payments aggregating approximately $11.2 to settle Rate Lock Agreements ($9.6 of which was paid during the first half and the remainder in 1997), which payments will be amortized or recognized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS/SM/ as an increase in interest expense of such Notes.

During the first half of 1998, in connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company on certain dates at specified prices, subject to the Company's right, in lieu of purchasing such shares, to pay the holder of the put the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock. The Company received premiums of approximately $1.0 on the sale of such options. During the second quarter 200,000 put options, written in February 1998 expired unexercised. At June 30, 1998, 200,000 options were outstanding with strike prices of $54.49 and $55.99 per share. The Company purchased the 200,000 shares subject to the options at their strike prices for an aggregate of $11.0 in July 1998.

Under the Series C Cumulative Preferred Stock agreement with American Cyanamid Company, a subsidiary of American Home Products Corporation, the Company must maintain a debt to equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended, and must not incur more than $150.0 of debt unless the Company's equity is in
excess of $200.0.   If the Company has more than $200.0 in equity, then the
Company may incur additional debt as long as its ratio of debt to equity is not more than 1.5-to-1. At June 30, 1998, the Company had $359.4 of debt and $429.4 in equity as defined in the Series C Stock covenants and had the ability to incur up to an additional $284.7 in debt.

At June 30, 1998, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There were no outstanding borrowings under the Credit Facility at June 30, 1998. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all material terms, covenants and conditions of the Credit Facility at June 30, 1998. On July 31, 1998 the Company paid approximately $56.0 for Dyno Industrier's 50% interest in Dyno-Cytec and Dyno's global cross-linking resins business, all of which was funded under the Credit Facility.

At June 30, 1998, there was $40.0 of outstanding borrowings under the Fiberite Acquisition Facility. The 364 day facility which contains a two-year term-out option will expire on September 22, 1998. The Company had an additional $160 available for borrowing at June 30, 1998 to finance only acquisitions approved by the lenders. The Company currently expects to replace the Fiberite Acquisition Facility with a new 364 day facility providing for the same amount

           (Millions of dollars, except share and per share amounts)

of borrowings and with the same two year term-out. No assurances can be given as to the Company's efforts in this area.

Other
-----

The Company is conducting a comprehensive review of its information technology systems ("IT Systems") and its process control and other systems that include micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the "Year 2000" Issue. In addition, the Company plans to review its customers' and suppliers' status with regard to this issue and the potential impact of non-compliance by such parties on the Company's operations.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems that have time sensitive features may recognize a date using "00" in the last two places as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, and in the case of Non-IT systems which are non-compliant, could have a material adverse impact on the integrity and safety of the Company's chemical manufacturing processes.

The Company has developed a phased program to address its Year 2000 issues. The first phase consisted of identifying the Company's IT and Non-IT Systems and was completed in the first quarter of 1998. The second phase consists of determining whether those systems are Year 2000 compliant, primarily based on certifications from the vendors of such systems, and developing cost estimates to remediate non-compliant systems. The second phase is largely complete. The Company's current estimate is that it will cost $4.0 to $7.0 to remediate non-compliant systems. This estimate may change materially as the Company continues to review and audit the result of its work in the first two phases on a plant by plant basis, and as the Company commences to implement required remediation. The third phase of the Company's program will consist of remediating non-compliant systems that are critical to the Company's operations. The Company's goal is to complete the third phase by the first quarter of 1999. The Company then plans to test critical systems and to remediate non-critical systems by the end of the second quarter of 1999.

The Company has not yet determined the business impact of any non-compliant systems nor has it developed any contingency plans for addressing any problems in completing implementation of all necessary remediation by the Year 2000. The Company has also not yet addressed the Year 2000 status of its material customers and suppliers. The Company intends to develop preliminary plans for these areas in the next several months which may need to be refined as more information becomes available in 1999.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers and suppliers, to remediate Year 2000 problems in their IT and Non-IT Systems (something the Company is unable to predict, correct or quantify) could also have a material adverse impact on the operations of the Company.

Comments on Forward-Looking Statements
--------------------------------------

A number of the statements made by the Company in this Management's Discussion and Analysis, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and its periodic reports to

           (Millions of dollars, except share and per share amounts)

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; difficulties in completing remediation of Year 2000 issues by the Company, its suppliers or its customers; and other unforeseen circumstances. Specific new or enhanced uncertainties as a result of the Fiberite Acquisition include the Company's ability to achieve, and the rate at which it achieves, cost reductions and other planned synergies, the build rates in the commercial and military aerospace industries, and the impact of competitive products and pricing. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

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

The Company is a defendant in twenty-four cases pending in state courts in Jefferson, Harris, Harrison and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Three of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in three cases (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pretrial activities, primarily discovery. The Company believes that its involvement in all but six of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in four suits pending in California Superior Court in San Francisco County, which were filed by individuals or the personal representatives of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of 32 randomly selected members of the class was completed in July. Post trial memoranda will be submitted to the court during August 1998, after which the court will render its decision.

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

The Company is one of several defendants in six suits filed in New Jersey State Court in Middlesex County by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in products sold by the Company. Three of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. A fourth case involving the Allied Textile site has been brought in New Jersey Superior Court, Middlesex County, against the Company and several other defendants on behalf of a class consisting of former employees of Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

Fiberite, Inc. and the Company were defendants in an antitrust action brought by Culver City Composites in September 1997 against Fiberite, Inc. in the U.S. District Court for the Central District of California. Following the Company's agreement to acquire the stock of Culver City Composites' parent, American Materials & Technologies Corporation, Culver City dismissed this action against all defendants, with prejudice.

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

Item 2.  Changes in Securities
         ---------------------

 (c) During the second quarter of 1998, in connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 200,000 shares of the Company's common stock to the Company on certain dates at specified prices, subject to the Company's right, in lieu of purchasing such shares, to pay the holder of the put option the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock. The Company received premiums of approximately $0.5 on the sale of such options. At June 30, 1998, 200,000 options were outstanding with strike prices of $54.49 and $55.99 per share. The Company purchased the 200,000 shares subject to the options at their strike prices for an aggregate of $11.0 in July 1998.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

 (a) The Company held its annual meeting of Common Stockholders on May 11, 1998. At this meeting, the stockholders voted on the election of Directors.

 (b) The only substantive matter voted on at the annual meeting was the election of directors.

Messrs. D. Lilley and W. P. Powell were each elected Directors at the Annual Meeting for a three-year term ending in 2001 by the following margins:

Name                   Votes For             Votes Withheld
----                   ---------             --------------
D. Lilley              36,125,143               782,802
W. P. Powell           35,974,308               933,637

In addition, Mr. L. L. Hoynes, Jr. was re-elected to the Board by the unanimous written consent of the sole holder of the Company's Series C Cumulative Preferred Stock.

The terms of office as a Director of Messrs F. W. Armstrong, G. A. Burns, D. D. Fry and J. R. Satrum continue after the meeting.

Item 6.
-------

Exhibits and Reports on Form 8-K
--------------------------------

(a).
Exhibits
--------

See Exhibit Index on page 26 for exhibits filed with this Quarterly Report on Form 10-Q

(b).
Reports on Form 8-K
-------------------

     The Company filed two current reports on Form 8-K during the second quarter of 1998:

     Report dated April 16, 1998 citing press release announcing the Company's earnings for the quarter ended March 31, 1998 and a restatement of the Company's previously submitted financial data schedules for the periods ending June 30, 1996 to September 30, 1997 due to the new accounting standard regarding earnings per share (SFAS No. 128).

     Report dated May 6, 1998 reporting the Company entering into an Underwriting Agreement for the sale of $120 million of MandatOry Par Put Remarketed Securities (SM) ("MOPPRS" (SM)) in a public offering.


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


                         CYTEC INDUSTRIES INC.



                         By:/s/James P. Cronin
                         ------------------------
                         James P. Cronin
                         Executive Vice President and Chief Financial Officer

August 11, 1998

    Exhibit Index
    -------------


12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1998 and 1997

27  Financial Data Schedule

99  Material incorporated by reference from Annual Report  on  Form 10-K