Form 10-Q
period 1998-09-30
CYTEC INDUSTRIES INC/DE/
filed 1998-11-13
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-Q

(Mark One)

/   X   /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

                                       OR

/-------/        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                          Five Garret Mountain Plaza
                        West Paterson, New Jersey 07424
                  ------------------------------------------
                   (Address of principal executive offices)


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
Yes   X  No
    ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:  43,268,133   shares of Common
                                                --------------
Stock, par value $.01 per share, were outstanding at September 30, 1998.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                     INDEX


                                                              Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements                   3

           Consolidated Statements of Income                   3

           Consolidated Statements of Comprehensive Income     4

           Consolidated Balance Sheets                         5

           Consolidated Statements of Cash Flows               6

           Notes to Consolidated Financial Statements          7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      15

Part II -  Other Information                                  24

  Item 1.  Legal Proceedings                                  24

  Item 6.  Exhibits and Reports on Form 8-K                   27

  Exhibit Index

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements
           ---------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Millions of dollars, except per share amounts)

                                               Three Months      Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                              -------------     -------------
                                               1998    1997     1998     1997
                                               ----    ----     ----     ----
Net sales                                     $358.1  $309.0  $1,092.1   $931.1

Manufacturing cost of sales                    253.1   211.9     762.2    666.0
Selling and technical services                  37.6    34.5     114.8    103.9
Research and process development                 9.4    10.5      31.7     31.6
Administrative and general                      11.3    10.8      36.0     32.6
Amortization of acquisition intangibles          2.4     0.2       6.7      0.7
                                              ------  ------  --------   ------
Earnings from operations                        44.3    41.1     140.7     96.3

Other income, net                                2.9     3.8       9.3     30.0

Equity in earnings of associated companies       2.1     1.3      13.3      9.8

Interest expense, net                            6.5     0.2      16.2      0.1
                                              ------  ------  --------   ------

Earnings before income taxes                    42.8    46.0     147.1    136.0

Income tax provision                            15.8    17.8      54.4     53.0
                                              ------  ------  --------   ------

Net earnings                                  $ 27.0  $ 28.2  $   92.7   $ 83.0
                                              ======  ======  ========   ======

Earnings per common share
    Basic                                     $ 0.61  $ 0.63  $   2.06   $ 1.82
    Diluted                                   $ 0.59  $ 0.60  $   1.98   $ 1.74



See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                  (Unaudited)

                             (Millions of dollars)

                                               Three Months      Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                              -------------     -------------
                                               1998    1997     1998     1997
                                               ----    ----     ----     ----
Net earnings                                   $27.0  $28.2   $92.7      $ 83.0
Other comprehensive income:
   Foreign currency translation adjustments      4.1   (3.1)    2.0       (11.4)
                                               -----  -----   -----      ------
Comprehensive income                           $31.1  $25.1   $94.7      $ 71.6
                                               =====  =====   =====      ======



See accompanying Notes to Consolidated Financial Statements.

                                  CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

                                                                          SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                         1998           1997
                                                                          --------------  -------------
Current assets
  Cash and cash equivalents                                                 $      30.1       $    6.4
  Accounts receivable, less allowance for doubtful accounts
   of $9.4 and $10.0 in 1998 and 1997, respectively                               264.6          226.9
  Inventories                                                                     127.2          131.9
  Deferred income taxes                                                            79.0           70.7
  Other current assets                                                             22.6           16.9
     Total current assets                                                   -----------       --------
                                                                                  523.5          452.8

Equity in net assets of and advances to associated companies                      140.1          141.1

Plants, equipment and facilities, at cost                                       1,352.0        1,278.0
  Less:  accumulated depreciation                                                (691.9)        (648.3)
                                                                            -----------       --------
     Net plant investment                                                         660.1          629.7
Acquisition intangibles,
  net of accumulated amortization                                                 336.5          295.6

Deferred income taxes                                                              70.8           82.2
Other assets                                                                       29.0           12.7
                                                                            -----------       --------
Total assets                                                                $   1,760.0       $1,614.1
                                                                            ===========       ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                105.6       $  116.3
  Accrued expenses                                                                238.3          239.0
  Income taxes payable                                                             46.9           19.7
                                                                            -----------       --------
     Total current liabilities                                                    390.8          375.0
Long-term debt                                                                    454.5          324.0
Other noncurrent liabilities                                                      504.9          527.7
Stockholders' equity
 Preferred stock, 20,000,000 shares authorized, issued and
  outstanding 4,000 shares, Series C, $.01 par value, at
  liquidation value of $25 per share                                                0.1            0.1
 Common stock, $.01 par value per share, 150,000,000 shares
   authorized, issued 48,143,368 in 1998 and 48,181,264 in 1997                     0.5            0.5
 Additional paid-in capital                                                       193.4          203.9
 Retained earnings                                                                424.1          331.5
 Unearned compensation                                                             (1.0)          (3.5)
 Accumulated translation adjustments                                              (4.9)           (6.9)
 Treasury stock at cost, 4,875,235 shares in 1998 and 3,044,589
   shares in 1997                                                                (202.4)        (138.2)
                                                                            -----------       --------

     Total stockholders' equity                                                   409.8          387.4
                                                                            -----------       --------
Total liabilities and stockholders' equity                                  $   1,760.0       $1,614.1
                                                                            ===========       ========



                    See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)


                                                                    Nine Months Ended
                                                                   -------------------
                                                                      September 30,
                                                                   -------------------
                                                                     1998       1997
                                                                     ----       ----
Cash flows provided by (used for) operating activities
Net earnings                                                        $  92.7   $  83.0
  Non-cash items included in net earnings:
   Equity in undistributed net earnings of associated companies        (9.3)     (0.7)
   Depreciation                                                        57.9      55.7
   Amortization                                                         6.6       3.0
   Deferred income taxes                                                3.6       5.0
   Gain on sale of assets                                              (2.5)    (22.3)
   Other                                                               (0.4)        -
  Changes in operating assets and liabilities
   Accounts receivable                                                (23.2)    (29.5)
   Inventories                                                         11.8       3.1
   Accounts payable                                                   (14.4)     (8.8)
   Accrued expenses                                                    (8.4)      7.8
   Income taxes payable                                                32.1      35.8
   Other assets                                                       (10.3)     (5.2)
   Other liabilities                                                  (22.5)    (38.4)
                                                                    -------   -------
Net cash flows provided by operating activities                       113.7      88.5
                                                                    -------   -------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                      (77.0)    (58.9)
   Proceeds from sale of assets                                         2.7      94.8
   Acquisition of businesses                                          (64.7)   (344.0)
   Change in other assets                                               1.6       6.9
                                                                    -------   -------
Net cash flows used for investing activities                         (137.4)   (301.2)
                                                                    -------   -------
Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                          2.9       4.8
   Purchase of treasury stock                                         (80.0)    (47.8)
   Change in long-term debt                                           130.2     258.0
   Debt issuance cost                                                  (6.9)        -
   Proceeds received on sale of put options                             1.0       1.0
                                                                    -------   -------
Net cash flows provided by financing activities                        47.2     216.0
                                                                    -------   -------
Effect of exchange rate changes on cash and cash equivalents            0.2      (1.5)
                                                                    -------   -------
Increase in cash and cash equivalents                                  23.7       1.8
Cash and cash equivalents, beginning of period                          6.4      20.4
                                                                    -------   -------
Cash and cash equivalents, end of period                            $  30.1   $  22.2
                                                                    =======   =======



See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the consolidated statements of income for the three and nine month periods ended September 30, 1997 to conform to the 1998 presentation.


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

On June 24, 1998, the Company acquired assets of the Oreprep minerals processing business ("Oreprep") from Baker Petrolite Corporation. Oreprep supplies mineral processing reagents and services to the mining industry. The acquired business was integrated into the Company's existing Mining Chemicals product line.

On July 31, 1998, the Company completed the purchase from Dyno Industrier ASA of Oslo, Norway of Dyno's global amino coatings resin business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $56 million. Payment of the purchase price was funded under the Company's Credit Facility. The acquired business produces and sells cross-linking resins for coating applications primarily in Europe from a single manufacturing plant in Lillestrom, Norway. The Company is integrating the acquired business into its existing Specialty Resins product line.

All three acquisitions have been accounted for under the purchase method of accounting.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(3)  Restructuring of Operations
     ---------------------------

Cash payments of $2.9 and $9.7 were made during the three and nine months ended September 30, 1998, respectively, related to the restructuring charges of $38.4 (pre-tax) incurred during 1997. The accrual related to these restructurings at September 30, 1998 was $20.9. There have been no changes in the estimated completion date of the payouts related to the restructuring plan.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine month periods ended September 30, 1998 and 1997.

                                                     Three Months Ended September 30
                                                     -------------------------------
                                                1998                                 1997
                                                -----                                -----
                                              Weighted Avg     Per                 Weighted Avg.    Per
                                   Income        Shares      Share      Income        Shares       Share
                                 (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                                 ----------   ------------   ------   ----------   -------------   ------

Basic EPS
---------
Net earnings                          $27.0     44,244,319     $0.61       $28.2      45,101,067    $0.63

Effect of dilutive securities
-------------------------------
Options                                   -      1,451,544         -           -       1,975,891        -
Performance/Restricted stock              -        131,766         -           -         114,425        -

Diluted EPS
-----------
Net earnings plus                     $27.0     45,827,629     $0.59       $28.2      47,191,383    $0.60
  assumed conversions

                                                      Nine Months Ended September 30
                                                      ------------------------------
                                                1998                                 1997
                                                ----                                 -----
                                              Weighted Avg     Per                 Weighted Avg.    Per
                                   Income        Shares      Share      Income        Shares       Share
                                 (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator)   Amount
                                 ----------   ------------            ----------   -------------   ------

Basic EPS
---------
Net earnings                          $92.7     45,043,946     $2.06       $83.0      45,528,000    $1.82

Effect of dilutive securities
-------------------------------
Options                                   -      1,774,888         -           -       1,998,063        -
Performance/Restricted stock              -         92,251         -           -         100,668        -
Put Warrants                              -          5,120         -           -           2,843        -

Diluted EPS
-----------
Net earnings plus
  assumed conversions                 $92.7     46,916,205     $1.98       $83.0      47,629,773    $1.74

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which became effective for the Company for the annual period beginning January 1, 1998. SFAS No.132 requires additional information about the changes in the benefit obligation and fair value of plan assets during the period, while standardizing the disclosure requirements for pensions and other postretirement benefits. The Company will include such disclosures in its Annual Report on Form 10-K for the year ending December 31, 1998.

In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements became effective for the Company beginning January 1, 1998. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. The Company adopted SFAS 130 in the first quarter of 1998 (See "Consolidated Statement of Comprehensive Income"). The Company has also adopted SFAS 131 which does not require interim period reporting in the year of adoption. The Company is completing its evaluation of the disclosure requirements of SFAS 131 and will begin such disclosures in its Form 10-K filing for the year ending December 31, 1998. Implementation of these statements will not have any effect on the results of operations or financial position of the Company.

(6)    Inventories
       -----------

Components of inventories at September 30, 1998 and December 31, 1997 were as follows:

                               September 30,   December 31,
                                    1998           1997
                               --------------  -------------
Finished goods                          73.9         $ 77.5
Work in process                         21.8           19.0
Raw materials & supplies                74.5           78.4
                                      ------         ------
                                       170.2          174.9
Less reduction in LIFO cost            (43.0)         (43.0)
                                      ------         ------
                                      $127.2         $131.9
                                      ======         ======

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(7)  Equity in Earnings of Associated Companies
     ------------------------------------------

Summarized financial information for the associated companies is as follows:


                                     Three Months    Nine Months
                                     ------------    -----------
                                         Ended          Ended
                                         -----          -----
                                     September 30    September 30,
                                     ------------    -------------
                                     1998    1997    1998      1997
                                     ----    ----    ----      ----
Net sales                           $139.0  $142.5  $444.6    $445.3
Gross profit                          44.9    15.2   127.4      91.8
Net income                             4.5     2.1    31.6      22.4
The Company's equity in earnings
 of associated companies            $  2.1  $  1.3  $ 13.3    $  9.8
                                    ======  ======  ======    ======

The above associated companies information includes the results of the former Dyno-Cytec joint venture through July 31, 1998.

(8)    Long-Term Debt
       --------------

At September 30, 1998 and December 31, 1997, the Company's long-term debt consisted of the following:

                                 September 30,  December 31,
                                 -------------  ------------
                                     1998           1997
                                     ----           ----
Credit Facility                         $135.0        $123.0
364-Day Facility                             -             -
Fiberite Acquisition Facility                -         200.0
Public Debt                              319.5             -
Other                                        -           1.0
                                        ------        ------
                                        $454.5        $324.0
                                        ======        ======


The Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings in the first nine months of 1998, consisting of
(i) $100.0 principal amount of 6.50% Notes due March 15, 2003,(ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MOPPRS/SM/ due May 11, 2025. The securities were offered under the Company's shelf registration statement which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used to (1) repay $160.0 of indebtedness under the Company's 364-day Credit Agreement which originally provided financing for the acquisition of substantially all the assets of Fiberite (the "Fiberite Acquisition Facility"),
(2) repay $141.5 of indebtedness under the Credit Facility and (3) the remainder was used for general corporate purposes.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


In connection with the Fiberite Acquisition and in contemplation of the offering of long-term debt securities, the Company entered into a series of rate lock agreements (the "Rate Lock Agreements") with several banks commencing in September 1997. Pursuant to the Rate Lock Agreements, the Company hedged against the risk of an increase in treasury rates above the rates on the dates it entered into the rate lock agreements on an aggregate of $300.0 in debt for periods of up to 30 years. The Company made payments aggregating approximately $11.2 to settle Rate Lock Agreements ($9.6 of which was paid during the first half of the year and the remainder in 1997), which payments will be amortized or recognized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS/SM/ as an increase in interest expense of such Notes.

On August 21, 1998, the Company replaced their $200.0 364-Day Fiberite Acquisition Facility with a new 364-Day Facility (the "364-Day Facility"). The 364-Day Facility, which provides for unsecured revolving loans for general corporate purposes, including, without limitation, for purposes of making acquisitions matures on August 20, 1999 and contains a two-year term-out option. The interest rate on funds borrowed under the 364-Day Facility floats based on LIBOR. The remaining $40.0 outstanding under the Fiberite Acquisition Facility was paid down with borrowings from the Credit Facility.


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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


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

In accordance with the above policies, as of September 30, 1998 and December 31, 1997, the aggregate environmental related accruals were $148.2 and $161.6, respectively, of which $25.0 was included in accrued expenses in 1998 and 1997, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 1998 and 1997 was $15.0 and $19.3, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds. Various environmental matters are currently being litigated and potential insurance recoveries are unknown at this time but are considered unlikely.

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


(10) Other Financial Information
     ---------------------------

Taxes paid for the nine months ended September 30, 1998 and 1997 were approximately $30.8 and $29.9, respectively. Interest paid for the nine months ended September 30, 1998 and 1997 was approximately $15.0 and $1.6, respectively.

The Company's ratio of earnings to fixed charges for the three and nine months ended September 30, 1998 was 5.6 and 7.1 respectively. For purposes of computing the ratio of earnings to fixed charges (a) earnings consist of earnings before income taxes, plus distributed earnings of associated companies, plus fixed charges less capitalized interest and (b) fixed charges consist of interest on long-term debt including amortized premiums, discounts and deferred financing costs, plus the portion of rentals representative of an interest factor.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


In April 1997, the Company began a stock repurchase program for approximately 10% of the outstanding shares, or 4.5 million shares. Through September 30, 1998, the Company had repurchased 3,112,150 shares at a cost of $116.2 under this program. The Company expects, based on current market conditions and other factors, to complete this repurchase program by the end of 1998. Depending on the level, price and timing of repurchases, additional borrowings may be required.

On June 29, 1998 the Company announced that it was considering the possible divestiture and other strategic options for its molding thermoset compounds product line. No assurances can be given as to the results of and assessment of these strategic options.


(11) Subsequent Events and Other Information
     ---------------------------------------

On October 9, 1998 the Company completed its previously announced acquisition of The American Materials & Technologies Corporation (AMT) in a stock transaction designed to qualify as a tax-free reorganization. Under the terms of the transaction, each AMT share has been converted into the right to receive 0.3098 of a share of Cytec common stock. The company is obligated to issue approximately 1.25 million shares in the transaction. The cost of the acquisition was approximately $26 million, including the shares issued and previous shares acquired plus the assumption of approximately $5 million in debt. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business.

AMT manufactures and markets advanced composite materials for customers in the aerospace, defense, transportation, and other industries.

           (Millions of dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

Third Quarter of 1998 versus Third Quarter of 1997
--------------------------------------------------

Net sales for the third quarter of 1998 were $358.1 as compared to the $309.0 in the third quarter of 1997. The increase is attributable to sales generated as a result of acquisitions, namely, of Fiberite, of the Dyno Business, as a result of which the Company began consolidating the operating results of the Dyno-Cytec joint venture on August 1, 1998, and of Oreprep.

Sales for the third quarter of 1998 outside of the United States represented 40% of total revenue compared to 41% last year. The decrease was mainly due to the inclusion of Fiberite sales that are mostly U.S. based and the adverse effect of exchange rate changes. Sales by the former Dyno-Cytec joint venture partially offset this decrease.

Sales into the Asia-Pacific region represented 10% of total consolidated sales in the third quarter. The Company's sales in the region are down 2% from the prior year period due mainly to lower selling prices and adverse exchange rate changes.

Specialty Chemical sales increased $2.8, or 1.5%. Sales by the Oreprep business and the former Dyno-Cytec joint venture are included in the 1998 third quarter results. The increase from these sales was partially offset by lower selling prices and negative exchange rate changes. Selling prices were down 0.5%, while the negative impact of changes in exchange rates reduced sales another 1.6%. Paper chemical sales were down due mainly to reduced U.S. demand. Polymer Additives sales were lower as a result of reduced Asian demand. Specialty Resins sales were adversely impacted by the GM strike.

Specialty Material sales increased $66.6, or 122.4%. This is primarily due to the generation of sales as a result of the Fiberite Acquisition. Including pro-forma Fiberite sales from the third quarter of 1997, sales were down 2%. This is attributable to the lower sales of the Molding Compounds product line due to reduced demand as a result of the GM strike and the exiting from certain unprofitable aerospace composite products. The Company also experienced a slowdown in demand from its largest aerospace products customer for both commercial and military applications. It is expected that demand from the commercial aircraft sector will be flat to down over the next several quarters from this large customer.

Building Block sales decreased by $20.5, or 29.3%. Reduced selling prices resulted in a 15% decline and volume declined 14%. Acrylonitrile and methanol accounted for almost all of the decline. Plant closures at the Fortier, LA facilities due to Hurricane Georges also reduced sales, but the storm impacted production volume and cost to a greater extent.

Acrylonitrile selling prices were well below the prior year and volume was down primarily in the U.S. due to low demand from a major customer that is experiencing very low demand for its acrylic fiber products in Asia. Some of the excess production volume was sold into the Asia-Pacific region, although difficult selling conditions in Asia-Pacific resulted in lower margins. This situation is expected to continue into the next several quarters.

           (Millions of dollars, except share and per share amounts)

Primarily as a result of power curtailments of electric supply from the local utility in July, methanol production was limited to 56 days in the quarter as compared to 89 days in the third quarter of last year. A renegotiated power supply contract has significantly improved this situation. However, methanol selling prices remain at very low levels.

Manufacturing cost of sales increased from 68.6% of net sales in the third quarter of 1997 to 70.7% in 1998. Manufacturing costs were adversely affected by $4.8 due to severe weather conditions. Partially offsetting the above were the benefits of lower raw material costs, particularly propylene, the results of restructuring, reduced retiree medical liabilities and a reduction in expenses for stock price related employee compensation plans.

The reduction in retiree medical liabilities was the result of a recent actuarial valuation which reflected the Company's success in promoting more cost effective health plans, plan changes, and the favorable effect of our Voluntary Employee Benefit Association (VEBA) funding. The reduction in compensation expense for stock price related employee compensation plans reflects both a decline in the price of the Company's stock and a poorer earnings outlook for the reminder of 1998 which makes it probable that certain targets for payouts with respect to 1998 will not be achieved. The reduction of retiree medical liabilities and stock price related employee compensation expense was $10.8 of which $7.1 represents a reversal of expenses accrued in the first six months of 1998. The aggregate amount of the adjustment that was included in manufacturing cost of sales was $7.0 of which $4.6 is related to the reversal of expenses accrued in the first six months of 1998.

Selling and technical service expenses increased $3.1 due largely to the acquisition of Fiberite and the Dyno Business and the resulting consolidation of Dyno-Cytec. Partially offsetting this was a favorable impact of $1.2 related to the reduction of retiree medical liabilities and stock price related employee compensation expense of which $0.8 was accrued in the first six months of 1998.

Research and process development expenses decreased $1.1 due primarily to the favorable impact of $0.9 related to the reduction of retiree medical liabilities costs and stock price related employee compensation expense of which $0.6 was accrued in the first six months of 1998.

Administrative and general expenses increased $0.5. Costs associated with international operations and with the Fiberite and Dyno-Cytec acquisitions were primarily responsible for the increase. These costs were partially offset by the favorable impact of $1.7 related to the reduction of retiree medical liabilities and stock price related employee compensation expense of which $1.1 was accrued in the first six months of 1998.

The amortization of acquisition intangibles expense increased due to the goodwill resulting from the acquisition of Fiberite, Oreprep and the remaining 50% interest in the former Dyno-Cytec joint venture.

Equity in earnings of associated companies increased $0.8 due to improving operations at Criterion Catalyst. Included in Criterion Catalyst results for 1997 were charges for higher than normal levels of customer returns. Partially offsetting the increase was CYRO earnings, which are below the prior year as a result of reduced sales reflecting the loss of two specific customer accounts and the impact of the GM strike and the result of consolidating the operating results of the Dyno-Cytec joint venture on August 1, 1998.

           (Millions of dollars, except share and per share amounts)

Interest expense, net increased as a result of the increase in long-term debt associated with acquisition of Fiberite, stock buybacks and the acquisition of the Dyno Business and the resulting consolidation of Dyno-Cytec. Interest expense for the period was $6.9 compared to $0.8 in the same period of last year.

The income tax provision was reduced to a rate of 37% from 39% in 1997. This was primarily due to improved tax planning in the foreign and state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings decreased to $27.0 down 4% from the $28.2 for the same period last year. Diluted earnings per share decreased to $0.59 from the prior year period of $0.60, a 1.7% decrease.


Nine Months of 1998 versus Nine Months of 1997
----------------------------------------------

Net sales for the nine months of 1998 were $1,092.1 as compared to $931.1 for the nine months of 1997. The increase is attributable to sales generated as a result of acquisitions, namely, of Fiberite, of the Dyno Business and the resulting consolidation of Dyno-Cytec and of Oreprep. Included in the nine months of 1997 are sales totaling $11.9 from the Acrylic Fibers product line which was divested on January 31, 1997.

Sales for the nine months of 1998 outside of the United States represented 38% of total revenue compared to 41% last year. The decrease was mainly due to the inclusion of Fiberite sales that are mostly U.S. based and the effect of adverse exchange rate changes from all regions of the world, with the largest impact coming from Asia-Pacific.

Specialty Chemical sales decreased $5.4, or 1.0%. The negative impact of changes in exchange rates was 2.4% of sales with selling prices flat. In Latin America, sales volumes were negatively impacted in the Mining Chemicals product line where low copper prices have caused customers to reduce the use of the Company's products. Polymer Additives sales volumes in Latin America were up principally due to new accounts.

In the Asia-Pacific region, Paper and Mining Chemical sales volumes were up due to new accounts. Specialty Resin sales volumes were down, principally in Korea due to the general economic conditions and in Taiwan due to the loss of low margin textile business. Polymer Additives sales are down principally in Korea.

In Europe, sales were up in Water Treatment Chemicals due to an increase in sales volumes and in Specialty Resins due to new business and consolidation of Dyno-Cytec operating results.

In the U.S., sales volumes were down in Paper Chemicals due to a weak paper recycling market and downtime at paper mills. Water Treatment sales volumes were also down. Specialty Resins sales volumes were down due to the effects of the GM strike in the third quarter.

Specialty Materials sales increased $214.1, or 121%. This was primarily due to sales generated as a result of the Fiberite Acquisition. Including pro-forma Fiberite sales from the first nine months of 1997, sales increased $30.1 or 8.2%.

           (Millions of dollars, except share and per share amounts)


Building Block sales decreased $47.6, or 23.6%. Lower selling prices and sales volumes each accounted for approximately half of the decrease. This was attributable to several factors.

Acrylonitrile selling prices and volumes were significantly below the prior year period. This was primarily due to reduced demand in the Asia-Pacific region compounded by additional capacity brought to the marketplace. The cost of propylene, the major raw material in acrylonitrile, was down sharply, offsetting much of the impact of lower selling prices.

Selling prices remained low for methanol throughout the nine month period. In addition, the methanol plant operated 101 fewer days in the first nine months of 1998 than in the same period last year. This was the result of a planned maintenance shutdown, energy curtailments from the local utility in June and July and high natural gas costs which when combined with low selling prices made the economics of running the plant less favorable.

Manufacturing cost of sales were 69.8% of sales, down from 71.5% in 1997. Included in 1997 manufacturing costs were restructuring charges of $18.6 relating primarily to manufacturing sites located in Botlek, the Netherlands and Linden, New Jersey. Excluding this charge, manufacturing cost of sales in 1997 was 69.5%.

For the first nine months of 1998, manufacturing costs were impacted by $4.8 due to severe weather causing facilities to be shut down or operate at a reduced capacity and by negative exchange rate changes. In addition, new plant startups increased expenses. Offsetting this was the favorable effect of $7.0 related to reduced retiree medical liabilities and lower provisions for stock price related compensation expense.

Selling and technical service expenses increased $10.9, mainly due to the impact of the acquisition of Fiberite and of the Dyno Business and the consolidation of Dyno-Cytec. Also included is the favorable impact of $1.2 related to the reduction in retiree medical liabilities and stock price related employee compensation expense. As a percent of sales, selling and technical service decreased reflecting the lower selling and technical service spending per sales dollar in the aerospace market.

Research and process development costs increased $0.1. Included is the favorable impact of $0.9 related to the reduction in retiree medical liabilities and stock price related employee compensation expense. Also included are higher costs associated with the Fiberite operations.

Administrative and general expenses increased $3.4 with the majority due to the acquisition of Fiberite and of the Dyno Business and the consolidation of Dyno-Cytec. Increases have occurred in international operations partially offset by lower domestic costs. Also, partially offsetting this increase was the favorable impact of $1.7 related to the reduction in retiree medical liabilities and stock price related employee compensation expense.

Other income, net decreased $20.7. Included in other income in 1997 is a gain of $22.3 from the sale of divested product lines.

           (Millions of dollars, except share and per share amounts)

Equity in earnings of associated companies increased $3.5 primarily due to higher sales and improved operations for the Criterion Catalyst Company partially offset by lower earnings from the Cyro joint venture and the result of consolidating the operating results of the Dyno-Cytec joint venture on August 1, 1998.

Interest expense, net increased as a result of the increase in long-term debt associated with the acquisition of Fiberite, stock buybacks and the acquisition of the Dyno Business and the resulting consolidation of Dyno-Cytec. Interest expense for the period was $17.6, compared to $1.8 in the same period of last year.

The income tax provision was reduced to a rate of 37% from 39% in 1997. This was primarily due to improved tax planning in the foreign and state tax area as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings increased to $92.7, up 11.7% from the $83.0 million for the same period last year. Included in the 1997 net earnings is an after tax charge of $11.3 relating to the restructuring charges mentioned earlier and an after tax gain of $13.6 relating to the divestitures mentioned above. Diluted earnings per share increased to $1.98 from the prior year period of $1.74, a 14% increase.


Liquidity and Financial Condition
---------------------------------

At September 30, 1998, the Company's cash balance was $30.1, an increase of $23.7 from year-end 1997.

Net cash flows from operating activities totaled $113.7, compared to $88.5 in the same period of 1997. The most significant factors affecting this increase were the higher earnings in 1998 and the Company's decision to pre-fund $25.0 of its postretirement medical benefits liability in 1997 through contributions to its VEBA utilizing some of the proceeds from the sale of the Acrylic Fibers product line, compared with $3.0 of such prefunding payments in 1998.

Net cash flows used for investing activities totaled $137.4 compared to the $301.2 of net cash flows used in the like period of 1997. Included in 1997 was funding for the Fiberite Acquisition of $344, partially offset by proceeds of $94.8 associated with the sale of the Acrylic Fibers product line and $6.9 associated with the sale of other investments. Included in 1998 was funding of $56 for acquisition of the Dyno Business. Capital additions were $18.1 higher than the same period last year due to three large construction projects in the specialty product lines - the Benzotriazole light stabilizer plant in Botlek, the Netherlands, the expansion of the surfactants plant in Willow Island, West Virginia and the expansion of emulsion capacity in Mobile, Alabama. For the full year 1998, the Company estimates capital spending in the range of approximately $90.0 to $95.0.

The Company believes that based on internal cash generation it will be able to fund operating cash requirements and planned capital expenditures through the balance of 1998.

           (Millions of dollars, except share and per share amounts)

Net cash flows provided by financing activities totaled $47.2 for the nine months ended September 30, 1998. This compares to $216.0 of net cash flows provided by financing activities for the same period in 1997. During the nine months of 1998, 2,174,100 shares of treasury stock were purchased at a cost of $80.0 as compared to the nine months of 1997 when 1,234,250 shares were purchased at a cost of $47.8. In 1998, long-term debt increased $130.2 offset by an increase in cash of $23.7 with the remaining increase in long-term debt mainly attributable to the purchase of treasury stock and the acquisitions of Oreprep and Dyno-Cytec. In 1997, long term debt increased $258.0 due to the funding of the Fiberite Acquisition and the aforementioned VEBA payments partly offset by net proceeds from the sale of the Acrylic Fibers product line.

The Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings in the first nine months of 1998, consisting of
(i) $100.0 principal amount of 6.50% Notes due March 15, 2003,(ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MOPPRS/SM/ due May 11, 2025. The securities were offered under the Company's shelf registration statement which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used to (1) repay $160.0 of indebtedness under the Fiberite Acquisition Facility, (2) repay $141.5 of indebtedness under the Credit Facility and (3) the remainder was used for general corporate purposes.

In connection with the Fiberite Acquisition and in contemplation of the offering of long-term debt securities, the Company entered into a series of rate lock agreements (the "Rate Lock Agreements") with several banks commencing in September 1997. Pursuant to the Rate Lock Agreements, the Company hedged against the risk of an increase in treasury rates above the rates on the dates it entered into the rate lock agreements on an aggregate of $300.0 in debt for periods of up to 30 years. The Company made payments aggregating approximately $11.2 to settle Rate Lock Agreements ($9.6 of which was paid during the first half of the year and the remainder in 1997), which payments will be amortized or recognized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS/SM/ as an increase in interest expense of such Notes.

During the first half of 1998, in connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company on certain dates at specified prices, subject to the Company's right, in lieu of purchasing such shares, to pay the holder of the put the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock. The Company received premiums of approximately $1.0 on the sale of such options. During the second quarter 200,000 of the put options, written in February 1998 expired unexercised. During the third quarter, the Company purchased the remaining 200,000 shares of the Company's common stock subject to the options for an aggregate of $11.0.

Under the Series C Cumulative Preferred Stock agreement with American Cyanamid Company, a subsidiary of American Home Products Corporation, the Company must maintain a debt to equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended, and must not incur more than $150.0 of debt unless the Company's equity is in
excess of $200.0.   If the Company has more than $200.0 in equity, then the
Company may incur additional debt as long as its ratio of debt to equity is not more than 1.5-to-1. At September 30, 1998, the Company had $454.5 of debt and $409.7 in equity as defined in the Series C Stock covenants and had the ability to incur up to an additional $160.0 in debt.

           (Millions of dollars, except share and per share amounts)

On August 21, 1998 the Company amended and restated its Credit Facility, primarily to add a new lender to its existing bank group. At September 30, 1998, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The revolving loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There were $135.0 of outstanding borrowings under the Credit Facility at September 30, 1998. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at September 30, 1998. On August 21, 1998, the Company replaced its $200.0 364-Day Fiberite Acquisition Facility with a new 364-Day Facility (the "364-Day Facility"). The 364 Day Facility, which provides for unsecured revolving loans for general corporate purposes, including, without limitation, for purposes of making acquisitions matures on August 20, 1999 and contains a two-year term-out option. The interest rate on funds borrowed under the Credit Facility and the 364-Day Facility floats based on LIBOR. As of September 30, 1998, the Company had $200.0 available for borrowing under the 364-Day Facility.

Other
-----

Year 2000
---------

The Company is conducting a comprehensive review of its information technology systems ("IT Systems"), its process control and other systems that include micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the "Year 2000" Issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems that have time sensitive features may recognize a date using "00" in the last two places as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, and in the case of Non-IT systems which are non-compliant, could have a material adverse impact on the integrity and safety of the Company's chemical manufacturing processes.

The Company has developed a phased program to address its Year 2000 issues. The first phase consisted of identifying the Company's IT and Non-IT Systems and has been completed with the exception of four manufacturing plants, two of which were acquired during or after the third quarter of 1998. The second phase consists of determining whether those systems are Year 2000 compliant, primarily based on certifications from the vendors of such systems, and developing cost estimates to remediate non-compliant systems. The second phase is largely complete. The Company's current estimate is that it will incur external costs in the range of $8.0 to remediate critical non-compliant systems. This estimate may change materially as the Company completes and then reviews the results of its work in the first two phases on a plant by plant basis using both internal and external resources, and as the Company continues to implement required remediation. The Company's review process and remediation efforts to date have resulted in modest upward revisions to the external cost of completing remediation. The Company does not track its internal costs in connection with Year 2000 issues but does not believe they are material. The third phase of the Company's program is ongoing and consists of remediating non-compliant systems that are critical to the Company's operations. The Company's goal is to complete the third phase by the first quarter of 1999. The Company then plans to test critical systems and to remediate, if appropriate, non-critical systems by the end of the second quarter of 1999.

The Company has not yet developed any contingency plans for addressing any problems in completing implementation of all necessary remediation by the Year 2000, but plans to commence development of such plans in the first quarter of 1999. The Company has begun to address the Year 2000 status of its material customers and suppliers by seeking verification that their systems and processes are, or by December 31, 1999 will be, Year 2000 compliant. These efforts may need to be refined as more information becomes available. The Company also

           (Millions of dollars, except share and per share amounts)

plans to review the Year 2000 compliance efforts of the four associated companies in which it has a 50% equity interest.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers, suppliers, or government agencies to remediate Year 2000 problems in their IT and Non-IT Systems (which cannot be controlled or corrected by the Company) or any general economic slowdown due to Year 2000 problems could also have a material adverse impact on the operations of the Company.

Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. As of January 1, 1999, a newly created European Central Bank will control monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The Company's principal plants in Europe are in the Netherlands, the United Kingdom and Norway and the Company has sales offices and makes sales throughout Europe. The Netherlands is a participating country and the United Kingdom and Norway are not participating countries.

The Company has initiated and is evaluating on an on-going basis the effects, if any, of the euro conversion upon its business. Factors being considered include, but are not limited to; the possible impact of the euro conversion on revenues, expenses and income from continuing operations, the competitive implications of increased price transparency, the ability to adapt information technology to accommodate euro-denominated transactions, the market risks with respect to financial instruments, the continuity of material contracts, and the potential tax consequences.

The Company does not currently believe that the euro-conversion will have a material operational or financial impact. The Company believes that its principal information systems do not require any material modifications.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


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

Forward-looking statements include, among others, statements concerning the Company's outlook for 1998 and beyond, the accretiveness of acquisitions, pricing trends and forces within the industry, the completion dates of, and expenditures for, capital projects, expected sales growth, cost reduction strategies and their results, the effect of the Asian economic slowdown, the effects of the Year 2000 issue and of euro currency conversion, long-term goals of the Company, possible further restructurings, plans and expectations regarding the Fiberite, AMT and Dyno-Cytec acquisitions and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; difficulties in completing remediation of Year 2000 issues by the Company, its customers, suppliers, government agencies, or others; and other unforeseen circumstances. Specific new or enhanced uncertainties as a result of the Fiberite Acquisition include the Company's ability to achieve, and the rate at which it achieves, cost reductions and other planned synergies, the build rates in the commercial and military aerospace industries, and the impact of competitive products and pricing. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

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

The Company is a defendant in twenty-five cases pending in state courts in Jefferson, Harris, Harrison and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Three of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in three cases (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which have been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pretrial activities, primarily discovery. The Company believes that its involvement in all but six of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in six suits pending in California Superior Court in San Francisco, Los Angeles and Alameda counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of 32 randomly selected members of the class was completed in July. Post trial memoranda has been submitted to the court and the Company is awaiting the court's decision.

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

In August 1997, the EPA issued a Notice of Violation to the Company, its contractor and subcontractors alleging certain violations of the asbestos air regulations which apply to the demolition activities at the Company's Marietta, Ohio plant. The alleged violations result from the alleged failure of the contractor and its subcontractors to perform the demolition in accordance with the terms of the agreement between the Company and the contractor. In the third quarter, the Company agreed to a settlement with the EPA under which the Company is to pay a civil penalty of approximately $176,000 and to implement an internal asbestos control program. The settlement was published in the Federal Register on November 2, 1998 and is expected to become final in the fourth quarter.

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

Item 6.
-------
Exhibits and Reports on Form 8-K
--------------------------------

(a). Exhibits
     --------

See Exhibit Index on page 28 for exhibits filed with this Quarterly Report on Form 10-Q

(b). Reports on Form 8-K
     -------------------

The Company filed one current report on Form 8-K during the third quarter of 1998:

Report dated September 17, 1998 reporting the issuance of a press release announcing that the Company expects third and fourth quarter 1998 and full year 1999 diluted earnings per share to fall short of analysts' consensus estimates.





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


                        CYTEC INDUSTRIES INC.



                        By:/S/James P. Cronin
                        ------------------------
                        James P. Cronin
                        Executive Vice President and Chief Financial Officer



November 12, 1998

      Exhibit Index
      -------------

10.1 Third Amended and Restated Credit Agreement dated as of August 21, 1998 among the Company, the banks named therein and Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent and First Union National Bank, as Documentation Agent.

10.2 364-Day Credit Agreement dated as of August 21, 1998 among the Company, the banks named therein and Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent and First Union National Bank, as Documentation Agent.

10.3 The American Materials & Technologies Corporation 1997 Stock Option Plan as amended March 13, 1998 and as further amended effective as of October 9, 1998.

10.4 The American Materials & Technologies Corporation 1996 Incentive and Nonqualified Stock Option Plan as amended effective as of October 9, 1998.

10.5  Key Manager Income Continuity Plan, as amended through October 15, 1998.

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1998 and 1997.

27    Financial Data Schedule

99    Material Incorporated by reference from Annual Report on Form 10-K