Form 10-K
period 1998-12-31
CYTEC INDUSTRIES INC/DE/
filed 1999-03-31
CIK 912513

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   Form 10-K

(Mark One)
   /x/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1998

   / /                               OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to________

                        Commission File Number 1-12372

                             CYTEC INDUSTRIES INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                   22-3268660
  ------------------------------                 -------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   Five Garret Mountain Plaza
    West Paterson, New Jersey                             07424
---------------------------------------            ----------------------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (973) 357-3100
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                  Name of each exchange on
      -------------------                      which registered
    Common Stock, par value                --------------------------
         $.01 per share                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               ----------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days.  Yes    x   No       .
                                        ------   -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 43,255,148 shares of common stock outstanding on February 1, 1999. Non-affiliates held 42,909,562 of these shares with an aggregate market value of $976,186,370 based on the closing price (22 3/4) of such stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                      Part of Form 10-K
---------                                                      -----------------
Portions of Proxy Statement for 1999 Annual Meeting              Parts III, IV
of Common Stockholders, dated March 22, 1999.

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by the Company in this Annual Report on Form 10-K, or in other documents, including, but not limited to, the Company's Annual Report to Stockholders, its press releases and in its other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's outlook for 1999 and beyond, the accretiveness of acquisitions, pricing trends and forces within the industry, the completion dates of capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.


                                  PART I
                                  ------

Item 1.  Business
         --------

       The Company is a vertically integrated specialty chemicals and materials company which focuses on value-added products. The Company develops, manufactures and markets specialty materials, water and industrial process chemicals, performance products, and building block chemicals to serve a broad group of end users, including the aerospace, plastics, coatings, mining, paper, water treatment and automotive industries. The Company has manufacturing facilities in eight countries and sells its products worldwide. The Company had net sales of $1,444.5 million and earnings from operations of $185.5 million in 1998. In addition, the Company has a 50% interest in each of four unconsolidated associated companies and had a 50% interest in a fifth, the Dyno-Cytec joint venture, through July 31, 1998. The associated companies had aggregate net sales of $583.0 million and gross profit of $153.3 million in 1998. The Company reported $20.3 million of equity in earnings from associated companies in 1998.

       The Company operates in four segments: specialty materials, water and industrial process chemicals, performance products and building block chemicals. Specialty materials principally include aerospace materials and, before 1999, molding compounds. Water and industrial process chemicals principally include paper, water treating and mining chemicals and phosphine chemicals. Performance products principally include specialty resins, polymer additives, surfactants and specialty monomers and urethane systems. Building block chemicals principally include acrylonitrile, acrylamide, melamine, methanol, ammonia, and sulfuric acid.

       The Company's management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of products or product lines and/or acquire additional products or technologies. The Company completed three acquisitions and two divestitures during 1998 and one acquisition and one divestiture during 1997. See Note 2 of the Notes to the Consolidated Financial Statements included in Item 8.

       Subsequent to year end 1998, the Company also acquired Nottingham Co.'s specialty chemical industrial minerals product line for approximately $4.0 million and sold all but one of its engineered molding compounds product lines for approximately $4.3 million.

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

       Specialty Materials Segment

       The specialty materials segment had revenues of approximately $492.2 million in 1998 and $264.3 million in 1997, or approximately 34.1% and 20.5%, respectively, of the Company's net sales in such years. Most of this increase was due to the acquisition by the Company of substantially all the assets and liabilities of Fiberite, Inc (the "Fiberite Acquisition") on September 30, 1997. The assets acquired included all of Fiberite's businesses except its satellite materials business. The majority of the Fiberite operations were combined with Cytec Engineered Materials Inc., a wholly owned subsidiary, which was renamed Cytec Fiberite Inc. On October 9, 1998 the Company completed its acquisition of The American Materials & Technologies Corporation ("AMT"), a manufacturer and marketer of advanced composite materials. After its acquisition, AMT's advanced composites product line was integrated into Cytec Fiberite and its graphite golf shaft business was sold.

       Since the Company sold its acrylic fibers product line in January 1997, its bulk molding compounds product line in November 1998 and all but one of its engineered molding compounds product lines in January 1999, the specialty materials segment now includes primarily aerospace materials. The Company's acrylic fiber product line accounted for approximately 0%, 1% and 11% of the Company's 1998, 1997 and 1996 net sales.

       Set forth below are the Company's primary specialty materials product lines, major products and their principal applications.



       PRODUCT LINE                 MAJOR PRODUCTS                  PRINCIPAL APPLICATIONS
---------------------------   ---------------------------          ----------------------------------------------
Aerospace materials             Structural adhesives,              -  Commercial and military aviation,
                                advanced composites.                  high performance automobiles, selected
                                                                      recreational products, satellite structure,
                                                                      aircraft composite brakes.
-----------------------------------------------------------------------------------------------------------------

       Aerospace Materials

       The Company is the major global supplier of aerospace structural adhesives. With the Fiberite Acquisition, the Company became one of two major suppliers of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. Advanced composites accounted for approximately 26%, 11% and 5% of the Company's 1998, 1997, and 1996 net sales. The increase in percentage from 1996 to 1997 and from 1997 to 1998 was due primarily to the Fiberite Acquisition.

       The primary applications for both aerospace adhesives and advanced composites are commercial and military aerospace programs. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial and military airframe program in the Western world has qualified and uses the Company's products. Sales to The Boeing Company and its subcontractors for commercial and military aerospace and other components are estimated to aggregate approximately $200 million, or 13.8% of the Company's consolidated net sales in 1998. Loss of sales to The Boeing Company and its subcontractors could have a material impact on the Company's financial results.

       Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass fibers and phenolic resins are primarily used for interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. The Company's structural adhesives and advanced composites also have various applications in industrial and selected recreational products. In addition, the Company's ablatives are used in manufacturing rocket nozzles and the Company's carbon/carbon braking products are used in manufacturing aircraft and other high performance brakes.

       The Company purchases from third parties both the fibers, usually carbon, aramid or glass, and the base resins used in the manufacture of composites. See "Customers and Suppliers" and Item 3, "Legal Proceedings."

       The Company markets aerospace materials through a global sales and technical service staff which services commercial aircraft manufacturers and their subcontractors and also markets to U.S. and European defense programs.

       Water and Industrial Process Chemicals Segment

       The water and industrial process chemicals segment had revenues of approximately $349.4 million in 1998 and $351.3 million in 1997, or approximately 24.2% and 27.2%, respectively, of the Company's net sales in such years.

       Set forth below are the Company's primary product lines and major products in the water and industrial process chemicals segment, and their principal applications.



       PRODUCT LINE                 MAJOR PRODUCTS                  PRINCIPAL APPLICATIONS
---------------------------   ---------------------------  ----------------------------------------
Paper chemicals (1)             Sizing agents, strength      -  Paper manufacturing and recycling
                                resins, retention,
                                drainage/formation aids,
                                flocculants

Water treating chemicals(1)     Organic flocculants,         -  Water  and wastewater treatment, oil
                                coagulants, filter aids,        field drilling
                                drilling mud additives and
                                biocides

Mining chemicals(1)             Reagents, proprietary         -  Mineral, sulfide ore, alumina and
                                promoters, collectors,           coal processing
                                frothers, flocculants,
                                defoamers, solvent
                                extractants, dispersants,
                                filter aids

Phosphine chemicals             Phosphine and phosphine        -  Metal and mineral separation,
                                derivatives, including            catalysts, electronics; chemical,
                                metal extractants,                pharmaceutical and agricultural uses
                                catalysts, chemical
                                intermediates, flame
                                 retardants

(1) Sales of this product line are also made by Mitsui Cytec, Ltd. ("Mitsui Cytec"), an unconsolidated associated company owned 50% by Mitsui Chemicals Inc. See "Associated Companies."

       Paper, Water Treating and Mining Chemicals

       The Company's paper, water treating and mining chemicals are comprised primarily of organic flocculants, sizing agents and other specialty paper additives and mining reagents. Organic flocculants are synthetic water soluble polymers utilized primarily in liquid-solid separation processes (i.e., separating solid waste or particulate matter from water). The Company manufactures organic flocculants at five plants in North America and two in Europe. In addition, Mitsui Cytec manufactures and markets organic flocculants in Japan. The Company manufactures all basic forms of organic flocculants in hundreds of variations, designed to industry and customer specific application requirements. The primary applications of these products are municipal and industrial wastewater treatment, paper manufacturing and mineral processing.

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

       The Company is one of the leading suppliers of organic flocculants to the U.S. paper industry. Organic flocculants are used as performance aids in the manufacturing of paper and as part of environmental wastewater management. In addition to flocculants, paper chemical products include wet and dry strength resins, retention/drainage/formation aids, alkaline and surface sizing agents and other specialty additives. The Company is the leading global supplier of alkenyl succinic anhydride-based paper sizing used in alkaline papermaking.

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

       The Company's mining chemical products include organic flocculants and reagents, and are primarily used in applications to separate minerals from raw ores. The Company also manufactures and sells phosphine chemicals specialty reagents with leading positions in cobalt/nickel separation and copper sulfide recovery applications. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company's products have processing applications. The Company has extended its mining chemicals product line to include frothers and defoamers, products acquired in connection with the Company's acquisition of the OrePrep minerals processing product line from Baker Petrolite Corporation in June 1998 and Nottingham Co.'s specialty chemical industrial minerals product line in January 1999.

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

       Other Water and Industrial Process Chemicals

       The Company sells other specialty chemicals for a variety of applications. The major products in this category are oil field chemicals and phosphine chemicals. The Company also is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing operations, and has significant positions in various phosphine derivative products.

       Performance Products Segment

       The performance products segment had revenues of approximately $403.4 in 1998 and $395.1 in 1997, or approximately 27.9% and 30.6%, respectively, of the Company's net sales in such years. Set forth below are the Company's primary performance products product lines, major products and their principal applications:


       PRODUCT LINE                 MAJOR PRODUCTS                  PRINCIPAL APPLICATIONS
---------------------------   ---------------------------  ----------------------------------------
Specialty resins (1)          Melamine cross-linkers,        - High performance automotive, coil, can
                              urea crosslinkers,               and wood coatings; radial tire adhesion
                              urethane chemicals,              promoters.
                              ultraviolet absorbers for
                              coatings

Polymer additives             Ultraviolet absorbers          - Plastics, coatings, fibers
                              and stabilizers,
                              antioxidants

Surfactants and Specialty     Surfactants and specialty      - Emulsion polymers and coatings
 Monomers                     crosslinking monomers


(1) Sales of this product line are also made by Mitsui Cytec. See "Associated Companies."


       Specialty Resins

       The Company manufactures and markets melamine cross-linking resins ("Resins"), primarily under the CYMEL' trademark, for industrial coatings applications. The Company produces Resins using melamine, one of the Company's building block chemicals. After its acquisition of Dyno Industrier ASA's 50% interest in Dyno-Cytec in July 1998, the Company now sells Resins worldwide except in Japan, where Resins are manufactured and sold by Mitsui Cytec, to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. The Company believes that it is one of the largest global suppliers of Resins. In addition, the Company manufactures a line of adhesion promoters under the CYREZ' trademark. These products are used globally in the rubber industry, the major application being in the manufacture of steel belted radial tires to enhance the bonding of the steel and polyester cords to the rubber. The Company markets Resins through a global sales and technical service staff directly to large customers and through distributors to smaller customers.

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

       Demand for light stabilizers and high performance antioxidants for plastics and coatings has been growing primarily due to increasing manufacturer and consumer expectations for the service life of plastics and coatings and the replacement of metal and other materials with plastics in certain automotive applications and in outdoor toys and lawn furniture. Ciba Specialty Chemicals AG is the dominant competitor in this segment. The Company completed two capacity expansions in the polymer additives product line in 1998: a new benzotriazole light stabilizer plant in Botlek, The Netherlands and an expanded hindered amine light stabilizer plant in Willow Island, West Virginia.

       Surfactants and Specialty Monomers

       The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, varnishes, agricultural chemicals, adhesives, textiles, mining chemicals, laundry dry cleaning compounds, nonwoven binders, thermoplastic molded components, multipurpose cleaning solutions, and antistatic softening agents. The Company completed a major expansion of its surfactants manufacturing facility at its Willow Island plant during 1998 which allowed the Company to close its Linden, New Jersey plant even as it increased overall manufacturing capacity for these products.

       Other

       The Company also manufactures and sells urethane systems and precision parts through its subsidiary CONAP, Inc., primarily for use in electrical components.

       Building Block Chemicals Segment

       The building block chemicals segment had revenues of approximately $199.3 million in 1998 and $265.3 million in 1997, or approximately 13.8% and 20.6%, respectively, of the Company's net sales in each year. The decline in sales resulted from both decreased selling prices and volumes.

       Building Block chemicals are manufactured primarily at the Company's world-scale, highly integrated Fortier facility. The Fortier facility is located on the Mississippi River near New Orleans, Louisiana and has ready access to all major forms of transportation and supplies of raw materials.

       The Company manufactures building block chemicals that can be used as raw materials in its water and industrial process chemicals and performance products segments. The Company utilizes manufacturing joint ventures and long-term sales contracts to reduce market risks and to assist the Company in obtaining world-scale production economics.

       The Company used approximately a third of its production of its building block chemicals in the manufacture of certain water and industrial process chemicals, performance products, and other building block chemicals in 1998. The Company believes this integration, particularly within the Fortier facility, provides the Company with a cost-effective, reliable and high quality supply of significant raw materials.

       Acrylonitrile

       The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to more than 50% will be sold pursuant to two long term supply-agreements expiring in 2002 and 2005, one of which provides for a cost based price and the other of which provides for a market based price. Acrylonitrile sales volumes remain depressed due to a combination of high supply and weak demand for both acrylonitrile and its primary derivatives, acrylic fiber and ABS plastics, primarily in Asia, which has also caused volumes sold under one of the two long term supply agreements to drop sharply. The acrylonitrile plant is operating at a reduced rate and will continue production at the low rate until market conditions improve. During the second quarter of 1995, the Company completed an expansion of its acrylonitrile plant at the Fortier facility to increase the plant's annual production capacity by approximately 35% or 125 million pounds. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially, all of the hydrocyanic acid produced by the Company is sold to CYRO as a raw material for methyl methacrylate ("MMA").

       Acrylamide

       The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of 200 million pounds primarily for the production of polyacrylamides. The remainder of the Company's production is sold to third parties. The Company manufactures acrylamide at its Fortier facility and also at its Botlek facility in the Netherlands. The Company is one of the largest producers and users of acrylamide in the world.

       Melamine

       The Company operates a melamine manufacturing plant with annual production capacity of 155 million pounds at the Fortier facility for American Melamine Industries ("AMEL"), a manufacturing joint venture which is owned 50% by a subsidiary of DSM N.V. The Company anticipates that over the near term it will use internally approximately 70% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties. AMEL is one of two North American manufacturers of melamine. AMEL has approved plans to expand the production capacity of its melamine plant by approximately 15 million pounds at a capital cost of approximately $20 million. Half the increase in capacity and half the cost will be for the Company's account. The Company expects the new capacity to come on line by the end of 1999.

       Methanol

       The Company operates a methanol manufacturing plant with annual production capacity of 190 million gallons at the Fortier facility for Fortier Methanol Company, a manufacturing joint venture which is 70% owned by Methanex Corporation. The Company anticipates that over the near term it will sell to CYRO for the production of MMA approximately 15 million gallons of methanol per year, equivalent to approximately 25% of the Company's share of methanol production. The remainder of the Company's share of methanol production is sold to Methanex Corporation under a contract based on market prices. Fortier Methanol Company shut down the methanol plant on March 1, 1999 for market related reasons.

       Other Building Block Chemicals

       The Company also manufactures and sells ammonia and sulfuric acid. The Company operates an ammonia plant with annual production capacity of 440,000 tons at the Fortier facility for Avondale Ammonia Company, a manufacturing joint venture which is 50% owned by LaRoche Industries.
       The Company anticipates that during 1999, it will use internally approximately 80% of the Company's share of the ammonia production from such joint venture for the production of acrylonitrile by the Company and the production of melamine by AMEL. Any balance of the Company's share of ammonia not used internally is sold to LaRoche Industries under a long term contract at market based prices.

       The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long term service contract.

       Some of the Company's building block chemicals show marked seasonality, such as ammonia, the prices of which can fluctuate with agricultural planting. Prices of building block chemicals also are sensitive to the stages of economic cycles, energy prices and currency exchange rates, as well as to periods of insufficient and excess capacity. The production of building block chemicals is generally capital intensive, which may cause strong downward pressure on prices in poor market environments as producers tend to operate their plants at capacity even in poor market environments. This situation may be exacerbated by the uncertain economic environment in Asia, which in the past has accounted for a significant portion of both supply and demand for various building block chemicals including acrylonitrile. The Company sells building block chemicals to third parties through a direct sales force and distributors.

       Associated Companies

       The Company has a 50% interest in each of four unconsolidated associated companies after the acquisition of the other 50% of the Dyno-Cytec joint venture in July 1998.

       Acrylic Plastics and Methyl Methacrylate

       CYRO Industries, an unconsolidated associated company, manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE' trademark. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.S. and at one location in Canada. The Company's partner in CYRO, Huls A.G., has an affiliate, Rohm GmbH, which manufactures MMA and acrylic sheet products and molding compounds in Europe and makes its technological expertise available to CYRO.

       CYRO also manufactures MMA, most of which CYRO uses as a raw material in the manufacture of acrylic sheet and molding compounds and the remainder of which is sold to third parties. CYRO's world-scale MMA manufacturing facilities are an integrated part of the Company's Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. CYRO expanded its MMA annual production capacity by approximately 25% in 1995 to 250 million pounds; at the same time the Company expanded its acrylonitrile plant at the Fortier facility, increasing the supply of hydrocyanic acid available to CYRO. CYRO further expanded its MMA annual production capacity to approximately 278 million pounds at the end of 1997 and is in the process of expanding its production capacity to approximately 290 million pounds by the end of 1999. The Company anticipates that over the near term it will also sell to CYRO for the production of MMA approximately 15 million gallons of methanol a year, equivalent to approximately 25% of the Company's share of methanol production at the Fortier facility.

       Refinery and Styrene Catalysts

       Criterion Catalyst Company L.P., an unconsolidated associated company, manufactures primarily hydroprocessing catalysts, which are used in the refining of crude oil. Criterion Catalyst also manufactures reforming catalysts which are used in producing gasoline and other catalysts used in the manufacture of styrene, a raw material for many plastics. Criterion Catalyst is the largest global supplier of hydroprocessing catalysts. The market for hydroprocessing catalysts expanded rapidly in recent years as legislation in the United States and many other countries has required, or provided tax incentives for, removal of sulfur from diesel and gas fuel and as "sour" crude oil with more sulfur has constituted a larger percentage of overall world crude supply. Accordingly, Criterion Catalyst significantly expanded its worldwide manufacturing capacity in hydroprocessing catalysts during 1996 and 1997.

       Other

       Mitsui Cytec, an unconsolidated associated company, manufactures and sells in Japan specialty resins and manufactures in Japan and sells throughout Asia certain organic flocculants. The Company has licensed certain of its technology to Mitsui Cytec on an exclusive basis in Japan and on an exclusive and non-exclusive basis in other parts of Asia.

       A.C. Molding Compounds, an unconsolidated associated company is the largest manufacturer of amino molding compounds in the United States and Canada. Amino molding compounds are mature products, the primary markets for which are electrical components and dinnerware, where price competition is intense.

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

       Customers and Suppliers

       Due to the diversity of product lines in which the Company competes, no customer accounts for more than 10% of the Company's net sales other than The Boeing Company and its subcontractors as discussed under "Specialty Materials - Aerospace Materials." See also the discussion under "Building Block Chemicals - Acrylonitrile" above with respect to two long-term sales contracts for acrylonitrile and Note 5 of the Notes to the Consolidated Financial Statements in Item 8 regarding sales to CYRO and other associated companies.

       With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture certain water and industrial process chemicals and performance products) protects it from being reliant on other companies for many significant intermediates. The only significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, oxygen and sulfur, which are readily available from several suppliers. The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of alkenyl succinic anhydride from a single supplier under a long term exclusive supply agreement and sources its requirements of cationic monomers from a single supplier under a long term agreement. Alkenyl succinic anhydride and cationic monomers are important raw materials in the paper, water treating and mining chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers which are used in many of the Company's advanced composite products. Availability of certain carbon fibers has occasionally been quite limited, although availability has recently been adequate as suppliers have added capacity.

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

       International

       The Company operates on a worldwide basis with manufacturing plants located in seven countries (other than the United States). Export sales to unaffiliated customers from the United States were $152.9 million for 1998, $144.9 million for 1997 and $161.5 million for 1996, or approximately 11%, 11% and 13%, respectively of net sales in such years.

       The Company markets its products internationally through Company sales offices, distributors and one associated company as described above. Foreign operations (exclusive of United States export sales) accounted for approximately 28%, 28% and 26% in 1998, 1997 and 1996, respectively, of net sales to unaffiliated customers.

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

       Research and Process Development

       The Company conducts research and development activities in its facility in Stamford, Connecticut as well as in several of its production facilities. During 1998, 1997, and 1996, the Company expended an aggregate of approximately $42.9 million, $44.7 million and $40.2 million, respectively, on Company-sponsored research and development activities.

       Trademarks and Patents

       The Company has more than 2,500 United States and foreign patents and trademark applications and registrations for more than 165 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

       Employees

       Approximately 5,100 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,300 of the Company's employees are covered by union contracts. The Company believes that its relations with both employees and the related International Union leaderships are good. Union contracts at four facilities covering approximately 16% of the Company's unionized employees expire in the ordinary course prior to the end of 1999, the most material of which is the contract at the Company's Botlek facility. Additionally, the Coordinated Bargaining Benefit Agreement which defines the negotiated employee benefits such as health, welfare, pension and savings plans with all of the Company's U.S. unionized employees expires in December 2000. Although the Company expects that it will reach agreement with the unions with respect to these union contracts, there can be no assurance that this will occur.

       Operating Risks

       The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. In addition, the Company's operations can be adversely affected by raw material supply disruptions, labor force shortages or work stoppages and events impeding or increasing the cost of transporting the Company's products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Other" for a discussion of certain risks relating to Year 2000 and Euroconversion issues.

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

       See Item 3, "Legal Proceedings."

Item 2.  Properties
         ----------

       The Company operates 24 principal manufacturing and research facilities located in the United States, the United Kingdom, The Netherlands, Mexico, Canada, Colombia, Germany and Norway. Capital spending, exclusive of acquisitions, for the years ended 1998, 1997 and 1996 was approximately $103.8 million, $91.4 million and $72.5 million, respectively, on an historical basis. Capital expenditures in 1998 and 1997 were higher than in 1996 due primarily to two large projects in the performance products segment: the benzotriazole light stabilizer plant in The Netherlands and the expansion of the surfactants plant in West Virginia, both of which were completed in 1998. Capital expenditures in 1999 are expected to be in the range of $80 million to $85 million. Such capital expenditures are intended to provide necessary capacity, to improve the efficiency of production units, to modernize or replace older facilities, or to install equipment for protection of the environment.

       The Company's major facilities and the principal product lines produced or service provided at each such facility are as follows:


               FACILITY                             PRINCIPAL PRODUCT LINE
--------------------------------------  ---------------------------------------------------------
Anaheim, California                            Aerospace materials
Atequiza, Mexico                               Paper, water treating and mining chemicals
Avondale (Fortier), Louisiana                  Building block chemicals; MMA
Belmont (Willow Island), West Virginia         Polymer additives; specialty resins; surfactants
Bogota, Colombia                               Specialty resins
Botlek, The Netherlands                        Paper, water treating and mining chemicals; polymer additives;
                                               building block chemicals; surfactants; specialty monomers
Bradford, England                              Paper, water treating and mining chemicals
Culver City, California                        Aerospace materials
Greenville, Texas                              Aerospace materials
Havre de Grace, Maryland                       Aerospace materials
Kalamazoo, Michigan                            Paper, water treating and mining chemicals; specialty resins
Lillestrom, Norway                             Specialty resins
Longview, Washington                           Paper, water treating and mining chemicals
Mobile, Alabama                                Paper, water treating and mining chemicals
Oestringen, Germany                            Aerospace materials
Olean, New York                                Urethane systems
Orange, California                             Aerospace materials
Stamford, Connecticut                          Research
Tempe, Arizona                                 Aerospace materials, research
Wallingford, Connecticut                       Specialty resins; acrylic plastics; amino molding
                                               compounds; specialty monomers
Welland, Ontario                               Phosphine chemicals
Winona, Minnesota                              Aerospace materials
Woodbridge, New Jersey                         Paper, water treating and mining chemicals
Wrexham, Wales                                 Aerospace materials


       The Company owns all of the foregoing facilities and their sites except for the sites for the Botlek and Lillestrom facilities which are leased under long term leases. In addition, the Company leases its corporate headquarters in West Paterson, New Jersey and its regional headquarters in Singapore.

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

       The Company is a defendant in 26 cases pending in state courts in Jefferson, Brazoria, and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in one case (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which has been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pre-trial activities, primarily discovery. The Company believes that its involvement in all but five of these cases results from its former ownership of 50% of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

       The Company is one of many defendants in suits filed by approximately 23 former employees of Boeing-Vertol in state and federal courts in Pennsylvania alleging exposure to asbestos-containing products. Of these suits, 21 are inactive because plaintiffs have not yet developed any symptoms and two are active.

       The Company is a defendant in four suits pending in California Superior Courts in Alameda and San Francisco Counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

       The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of six plaintiffs (out of a group of 32 randomly selected members of the class) was completed in July 1998. On December 8, 1998 the trial court issued its Reasons for Judgment and on December 21, 1998 the Court signed a Judgment recalling the Court's prior Class Action Certification Order and dismissing all Class Action claims in the case. The Judgment also dismissed, with prejudice, the claims of the six named plaintiffs whose cases had been tried in July. The case continues as a non-class action on behalf of the other named plaintiffs. Plaintiffs have appealed the Court's Judgment.

       The Company is the defendant in two class actions filed in Jefferson Parish Court, Louisiana, on behalf of persons who allegedly sustained injury as a result of an explosion and fire at the Company's Fortier facility on February 21, 1996. The Company has conducted limited discovery in these cases and, therefore, has little information on whether, or to what extent, most members of the alleged class actually suffered any injury.

       The Company is also the defendant in three class actions filed in St. Charles Parish Court, Louisiana on behalf of persons who allegedly sustained injury as a result of an exotherm and fire at the Company's Fortier facility on January 5, 1999. The Company has little information on whether, or to what extent, most members of the alleged class actually suffered any injury.

       The Company is one of several defendants in six suits filed in New Jersey State Courts in Middlesex County by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in, products sold by the Company. Three of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. A fourth case involving the Allied Textile site has been brought in New Jersey Superior Court, Middlesex County, against the company and several other defendants on behalf of a class consisting of former employees of Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

       The Company also has been named as one of several defendants in twenty-three suits filed in Louisiana state courts in St. Bernard and Orleans Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

       In January 1999 the Company received a subpoena to testify before, and provide documents to, a grand jury in the U.S. District Court for the Central District of California. The subpoena relates to a Grand Jury Investigation of the carbon fiber and prepreg industry. The Company has no reason to believe that it is a target of the grand jury investigation.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

       In January 1999, the Company signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Company's Series C Cumulative Preferred Stock ("Series C Stock") so that, in addition to restricted payments otherwise permitted under the Series C Stock, the Company may make up to $100.0 million in special restricted payments solely for the purpose of repurchasing Company common stock. No other matters were submitted to a vote or consent of security holders of any class during the fourth quarter of 1998.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

       The Common Stock of the Company is listed on the New York Stock Exchange. On February 1, 1999, there were approximately 16,700 holders of record of the Common Stock of the Company.

The high and low stock prices for each quarter during 1998 and 1997 were:

                                           1Q                        2Q                         3Q                         4Q
1998
   High                                  $55 1/16                  $ 58 5/16                   $ 45 1/8                 $  27 5/8
   Low                                     45 1/2                   41 15/16                     15 7/8                    15 1/8
1997
   High                                  $42  1/4                  $ 40  1/4                   $ 50 3/8                 $50 15/16
   Low                                     36 7/8                     33 7/8                    37 5/16                        44

   No dividends have been paid on the Common Stock of the Company since its inception, and the Company currently contemplates that it will not pay cash dividends on the Common Stock in the foreseeable future. In addition, the Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Stock. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference herein.

Item 6.  Selected Financial Data
         -----------------------

Five-Year Summary


(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                      1998         1997        1996         1995        1994
-----------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                                         $1,444.5     $1,290.6     $1,259.6   $1,260.1      $1,101.3
Manufacturing cost of sales                                        1,006.6        930.9        898.1      912.2         817.9
Research and process development                                      42.9         44.7         40.2       44.2          40.0
Other operating expenses                                             209.5        195.8        186.1      181.6         176.0
-----------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                             185.5        119.2(2)     135.2      122.1          67.4
Other income (expense), net                                           14.5(1)      23.9(3)       9.0        4.6           5.7
Equity in earnings of associated companies                            20.3         12.3         24.8       24.6          16.4
Interest income (expense), net                                       (22.4)        (5.7)        (2.1)       5.4           7.5
Income tax provision (benefit)                                        73.2         36.1(4)      66.8     (125.5)(5)      40.9
Net earnings                                                         124.7        113.6        100.1      282.2          56.1
Dividends on preferred stock                                                                              (10.7)        (14.6)
Excess of repurchase price over related book value of Series A
 Stock and Series B Stock                                                                                (195.2)
Net earnings available for common stockholders                    $  124.7     $  113.6     $  100.1   $   76.3      $   41.5
-----------------------------------------------------------------------------------------------------------------------------
NET EARNINGS PER COMMON SHARE

Basic                                                             $   2.79     $   2.50     $   2.13   $   1.98      $   1.12
Diluted                                                           $   2.68     $   2.39     $   2.03   $   1.50      $    .88
-----------------------------------------------------------------------------------------------------------------------------
Other data (At end of period, unless otherwise noted):
Additions to plants, equipment and facilities
(Annual)                                                          $  103.8     $   91.4     $   72.5   $   97.2      $  116.1
Current assets                                                       477.6        452.8        416.3      404.0         439.0
Current liabilities                                                  394.4        375.0        312.8      317.7         320.1
Working capital                                                       83.2         77.8        103.5       86.3         118.9
Plants, equipment and facilities                                   1,363.0      1,278.0      1,339.7    1,317.2       1,247.5
Net depreciated cost                                                 667.5        629.7        582.2      605.7         586.7
Total assets                                                       1,730.6      1,614.1      1,261.1    1,293.8       1,199.4
Long-term debt                                                       419.5        324.0         89.0       66.0
Other noncurrent liabilities                                         485.7        527.7        544.9      567.2         596.1
Redeemable preferred stock                                                                                              199.9
Total stockholders' equity                                           431.0        387.4        314.4      342.9          83.3
See accompanying Notes to Consolidated Financial Statements.

(1) Includes a gain of $4.4 related to the sale of the bulk molding compounds product line in the fourth quarter of 1998.
(2) Includes restructuring and other charges of $18.6 and $23.8 recorded in the first and fourth quarters of 1997 respectively.
(3) Includes a gain of $22.3 related primarily to the sale of the acrylic fibers product line in the first quarter of 1997. In addition to the charges discussed in Note 2 above, charges of $9.0 were recorded in the fourth quarter of 1997 to reduce the carrying amount of certain assets.
(4) Includes the reversal of the remaining $24.4 of a previously established tax valuation allowance (see Note 5 below) in the fourth quarter of 1997.
(5) Includes the reversal of $193.0 of a previously established tax valuation allowance in the fourth quarter of 1995.

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

GENERAL
During 1998 the Company completed the following acquisitions and dispositions:

  On June 24, 1998, the Company acquired assets of the OrePrep minerals processing product line ("OrePrep") from Baker Petrolite Corporation for approximately $9.0. OrePrep supplies mineral processing reagents and services to the mining industry. The acquired product line was integrated into the Company's existing mining chemicals product line.

  On July 31, 1998, the Company completed the purchase from Dyno Industrier ASA of Oslo, Norway, of Dyno's global amino coating resins business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $55.7. Payment of the purchase price was funded under the Company's revolving credit facility (the "Credit Facility"). The acquired business produces and sells crosslinking resins for coating applications primarily in Europe from a single manufacturing plant in Lillestrom, Norway. The acquired business was integrated into the Company's existing specialty resins product line.

  On October 9, 1998, the Company completed its acquisition of The American Materials & Technologies Corporation ("AMT") in a stock transaction designed to qualify as a tax-free reorganization. Under the terms of the transaction, each AMT share was converted into the right to receive 0.3098 of a share of Cytec common stock. In the transaction, the Company issued from Treasury 1,248,620 shares of common stock. In addition, outstanding options and warrants to acquire AMT stock were converted into a total of 259,308 incentive and nonqualified stock options at a weighted average exercise price of $10.07 per share and 75,901 warrants that allow the holders to purchase the Company's common stock at a weighted average price of $25.14 per share. The cost of the acquisition was approximately $26.8, including the shares issued, options and warrants converted and previous shares acquired, plus the assumption of approximately $5.4 in debt. AMT manufactures and markets advanced composite materials for customers in the aerospace, defense, transportation and other industries. The acquired business was integrated into the Company's existing specialty materials product line. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business for approximately $6.2.

 All three acquisitions have been accounted for under the purchase method of accounting.

  On November 23, 1998, the Company completed the sale of its bulk molding compounds product line to Bulk Molding Compounds, Inc. of West Chicago, Illinois for $17.0 in cash, resulting in a pretax gain of $4.4. The business acquired by Bulk Molding Compounds, Inc. included Cytec's manufacturing, laboratory and sales facility located at Perrysburg, Ohio. Sales for this product line in 1998, 1997 and 1996 were $24.9, $26.6 and $26.4, respectively, and are included in the Specialty Materials operating segment.

 During 1997 the Company completed the following acquisition and disposition:

  On September 30, 1997, the Company completed the acquisition of substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite"). The assets and liabilities were acquired for $344.0 from Stamford FHI Acquisition Corp., which purchased Fiberite on August 29, 1997. The assets acquired included all of Fiberite's business except its satellite materials business. The Fiberite operations have been integrated into the Company's specialty materials product line. The Fiberite acquisition was accounted for under the purchase method of accounting.

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

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, which becomes effective for the Company beginning January 1, 2000, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operation, financial position or cash flows.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). The statement became effective for the Company beginning January 1, 1998. SFAS 131 requires disclosure of certain information about operating segments, geographic areas of operation and major customers. The Company has adopted SFAS 131 in 1998 and has restated the information for 1997 and 1996 in order to conform to the 1998 presentation. SFAS 131 has no impact on the Company's consolidated results of operations, financial position or cash flows. The Company has four reportable segments (Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals).

  The Water and Industrial Process Chemicals segment produces paper, water, mining and phosphine chemicals that are mainly used in water and wastewater treatment, paper manufacturing and mineral processing and separation. The principal markets for these products are global, with approximately 48% of sales in the United States.

  The Performance Products segment produces specialty resins, polymer additives, surfactants and specialty monomers that are used in serving the coatings, adhesives and plastics markets. The principal markets for these products are global with approximately 59% of sales in the United States.

  The Specialty Materials segment manufactures and sells aerospace materials that are mainly used in commercial and military aviation and launch vehicles, automobiles, recreational products, satellites and aircraft brakes. Net sales for this business segment are approximately 72% U.S. based. For 1997 and 1998 the segment also included the Bulk and Engineered Molding Compounds businesses which, except for one minor product line, have since been divested.

  The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine, methanol and sulfuric acid. Approximately one-third of the Company's total production of building block chemicals are used in the manufacture of many of the Company's other products with the remainder sold to third parties.

  See Note 17 to the Consolidated Financial Statements, and further discussions in Management's Discussion and Analysis of Financial Condition and Results of Operation for more information on the Company's segments.

RESULTS OF OPERATIONS
The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

YEARS ENDED DECEMBER 31,                                   1998    1997    1996
--------------------------------------------------------------------------------
Net sales                                                 100.0%  100.0%  100.0%
Manufacturing cost of sales                                69.7    72.1    71.3
Gross profit                                               30.3    27.9    28.7
Selling and technical services                             10.6    11.3    11.2
Research and process development                            3.0     3.5     3.2
Administrative and general                                  3.2     3.7     3.5
Amortization of acquisition intangibles                     0.7     0.2     0.1

Earnings from operations(1)                                12.8     9.2    10.7
--------------------------------------------------------------------------------
Net earnings(2)                                             8.6     8.8     7.9

(1) Percentages in 1997 include the effect of restructuring and other charges of (3.3%).

(2) 1997 includes an after-tax gain of 1.1% primarily relating to the divestiture of the acrylic fibers product line and the effect of a reversal of a tax valuation allowance of 1.9%.

NET SALES BY BUSINESS SEGMENT
The Company's net sales by business segment are set forth below:

YEARS ENDED DECEMBER 31,                           1998      1997      1996
-------------------------------------------------------------------------------
Water and Industrial Process Chemicals           $  349.4  $  351.3  $  340.9
Performance Products                                403.4     395.1     386.3
Specialty Materials(1)                              492.2     264.3     159.2
Building Block Chemicals(2)                         199.3     265.3     194.4
Other(3)                                              0.2      14.6     178.8
-------------------------------------------------------------------------------
                                                 $1,444.5  $1,290.6  $1,259.6

(1) On November 23, 1998, the Company completed the sale of its bulk molding compounds product line, which had sales of $24.9, $26.6 and $26.4 in 1998, 1997 and 1996, respectively. On January 21, 1999, the Company completed the sale of its remaining molding compounds product line, which had sales of $14.1 and $3.3, in 1998 and 1997, respectively.

(2) Approximately one-third of the Company's 1998 and 1997 production of building block chemicals was used internally in the manufacture of other Company products. In 1996 more than one-half of such production was used internally. Such internal usage is not reflected in Building Block Chemicals net sales. The decrease in internal usage is the result of the sale of the acrylic fibers product line in January 1997. Sales of acrylonitrile to the purchaser of the acrylic fibers product line are included above in net sales of Building Block Chemicals for 1998 and 1997. In prior years, these sales were recorded as internal transfers.

(3) 1997 and 1996 includes acrylic fibers sales of $11.9 and $136.1, respectively. The acrylic fibers product line was sold on January 31, 1997.

  The Company has a 50% interest in each of four unconsolidated associated companies: CYRO Industries, Criterion Catalyst, Mitsui-Cytec and AC Molding Compounds and had a 50% interest in the former Dyno-Cytec joint venture through July 31, 1998. The aggregate net sales of unconsolidated associated companies was $583.0 in 1998, $596.5 in 1997 and $600.7 in 1996.

 YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  Net sales for 1998 were $1,444.5, which were approximately 11.9% higher in comparison with 1997 net sales of $1,290.6. The increase is mainly attributable to sales generated as a result of the acquisitions of Fiberite, the OrePrep product line and the Dyno Business. Included in 1997 are sales of $11.9 from the acrylic fibers product line that was divested on January 31, 1997. Sales outside of the United States for the full year 1998 were 38.3% of total sales, a decrease of 1.0% when compared with 1997 international sales. This was primarily a result of the inclusion of Fiberite sales, which are principally U.S. based.

  Sales in the Asia/Pacific region were down 5.5% for the year. The decrease was mainly due to the region's financial crisis and to the effect of adverse exchange rate fluctuations. Overall sales to this region were about 9.3% of total Cytec sales.

  Water and Industrial Process Chemicals net sales decreased $1.9 or 0.5%. Sales volumes were up 1.8%, while selling prices and exchange rates were down 0.5% and 1.7%, respectively. The increase in international sales volumes was partially offset by a decrease in paper and water treating chemical U.S. sales volumes.

  Performance Products net sales increased $8.3 or 2.1%. Excluding sales as a result of the purchase of the Dyno Business acquisition, sales were down $6.4 or 1.6%. The decrease was mainly attributable to polymer additives. Lower prices in the United States and Europe and lower volumes in Asia were primarily responsible for the polymer additives decrease.

  Specialty Materials net sales increased $227.9 or 86.2%. This was primarily due to sales generated as a result of the Fiberite acquisition. Including pro forma Fiberite sales in 1997, sales increased $27.4 or 5.9%. The pro forma sales increase was primarily due to higher build rates in the commercial aircraft sector. The Company's largest Specialty Materials customer has experienced delays and cancellations of commercial aircraft orders as a result of the financial crisis in the Asia/Pacific region. However, the Company expects the decrease in sales to its largest customer to be offset by an increase in sales to other customers and sales generated as a result of the AMT acquisition.

  Building Block Chemicals net sales decreased $66.0 or 24.9%. Selling prices and volumes were down 13.4% and 11.3%, respectively. Selling prices for acrylonitrile and methanol continued downward, and are expected to remain at these low levels well into 1999. Acrylonitrile volumes remain depressed due to a combination of high supply and weak demand, primarily in Asia. The acrylonitrile plant is operating at a reduced rate and will continue production at the lower rate until market conditions improve. Costs for propylene, the key raw material for production of acrylonitrile, are down, substantially offsetting the impact of lower selling prices. The methanol market remains weak, and on March 1, 1999, the plant was shut down for market related reasons.

  Manufacturing cost of sales for the full year decreased from 72.1% of sales to 69.7%. Included in 1997 were the unfavorable effects of restructuring and other charges totaling $34.6 relating primarily to manufacturing sites at Fortier, Louisiana; Willow Island, West Virginia; Botlek, The Netherlands; and Linden, New Jersey. Excluding the restructuring and other charges in 1997, the manufacturing cost of sales increased 0.3% in 1998 due to a decrease in operating capacity resulting from severe weather conditions primarily at the Building Block Chemicals Fortier facility in Louisiana, and to adverse exchange rate fluctuations, which affected all segments. In addition, the startup of the Performance Products benzotriazole light stabilizer plant increased expenses. Partially offsetting this was a reduction of retiree medical expenses and stock based employee compensation of $7.8.

  Selling and technical service expenses increased $8.0 or 5.5%. Included in 1997 are restructuring and other charges of $3.2 relating to sales force and customer service restructuring and costs associated with the integration of Fiberite. Excluding these charges, selling and technical service expenses increased 7.9%, reflecting the impact of the acquisitions made during the year. Partially offsetting this was a reduction of retiree medical expenses and stock based employee compensation of $2.3.

  Research and process development expenses for 1998 decreased $1.8 or 4.0%. Included in 1997 are restructuring and other charges of $2.0 of which $1.0 related to the reduction of corporate research and development overhead and $1.0 related to the write-off of in-process research and development acquired from Fiberite. Excluding these charges, research and development expenses increased 0.5%. Included in research and development is a reduction of retiree medical expenses and stock based employee compensation of $1.9.

  Administrative and general expenses decreased $1.1 or 2.3%. Included in 1997 are restructuring and other charges of $2.6 relating to corporate headquarters restructuring and costs for reorganizing the legal entity structure in Europe. Excluding these charges, administrative and general expenses increased 3.3%, primarily reflecting the acquisitions. Included in administrative and general in 1998 is a reduction of retiree medical expenses and stock based employee compensation of $4.2.

  Amortization of acquisition intangibles increased $6.8 due to intangibles resulting from the acquisitions made during the year and in the latter part of 1997.

  Other income, net, decreased $9.4. Included in 1998 is a gain of $4.4 related to the sale of the bulk molding compounds product line. Included in 1997 was a $22.3 gain related to divested product lines and charges of $9.0 for reducing the carrying amount of the Company's subsidiary CONAP, Inc. to net realizable value and expected losses on certain other assets being held for sale. Excluding these items other income in 1998 was comparable to 1997.

  Equity in earnings of associated companies, all of which are 50% owned, represents the Company's before-tax share of its associates' earnings. Such earnings increased $8.0 mainly due to higher sales and improved operations for Criterion Catalyst partially offset by lower earnings from CYRO Industries and the result of consolidating the operating results of the Dyno-Cytec joint venture effective August 1, 1998.

  Interest expense, net, increased as a result of the increase in long-term debt associated with the acquisition of Fiberite, stock repurchases and the acquisition of the Dyno Business. Net interest expense for 1998 was $22.4 compared with $5.7 in 1997.

  The income tax provision in 1998 was 37%, compared with 39% (excluding the impact of nonrecurring items) in 1997. This was primarily due to improved tax planning for foreign and state taxes as well as benefits from increased sales through the Company's foreign sales corporation.

  Net earnings for 1998 were $124.7, or $2.68 per diluted common share, compared with $113.6, or $2.39 per diluted common share, for 1997. Included in 1998 is a gain of $4.4 ($2.8 after-tax, or $0.06 per diluted common share), relating to the sale of the bulk molding compounds product line. Excluding this gain, the diluted earnings per share for 1998 was $2.62. Included in 1997 is a favorable tax valuation allowance reversal of $24.4, or $0.51 per diluted common share, an after-tax gain primarily related to the sale of the acrylic fibers product line of $13.6, or $0.29 per diluted common share and an unfavorable after-tax charge relating to restructuring and other charges of $34.3, or $0.72 per diluted common share. Excluding these items, the diluted earnings per share for 1997 was $2.31. After adjusting 1998 and 1997 for the effects of these items net earnings increased $0.31 per diluted common share or 13.4%, and reflects the positive effects of the acquisitions made during the year, the reduced tax rate and the effect of the Company's common stock repurchase program.

 YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Net sales for 1997 were $1,290.6, which was 2.5% higher in comparison with 1996 net sales of $1,259.6. Included in 1996 are sales from the divested acrylic fibers and aluminum sulfate product lines and the discontinued technical chemicals product line. Included in 1997 are sales of acrylonitrile to the purchaser of the acrylic fibers line and sales of $66.9 generated as a result of the purchase of Fiberite as of September 30, 1997. Excluding the above from 1996 and 1997 results, sales increased 7.2%. Sales outside of the United States for the full year 1997 were 39%, which was flat compared with 1996 international sales. This was primarily a result of the acrylic fibers divestiture and the inclusion in the fourth quarter of Fiberite sales, which are principally U.S. based. Excluding Fiberite, sales outside of the United States were 41% with the growth primarily in European and Latin American regions.

  Sales in the Asia/Pacific region, excluding the effect of divested businesses, were up 8% for the year, but down slightly in the fourth quarter. Fourth quarter results were partly due to the region's financial crisis and to the effect of unusual weather that caused certain customers' mines to be shut down. Overall sales to this region were about 11% of total Cytec sales with approximately half of these sales at risk to currency fluctuations.

  Water and Industrial Process Chemicals net sales increased $10.4 or 3.1%. Sales volumes were up 6.6%, while selling prices and exchange rates were down 0.5% and 2.8%, respectively. Sales volume increased in all product lines with mining and water treatment chemicals having the largest increase. Paper chemicals had a 3.7% sales volume increase with the largest increase in the Asia/Pacific region.

  Performance Products net sales increased $8.8 or 2.3%. Sales volumes were up 5.0%, while selling prices and exchange rates were down 1.1% and 1.8%, respectively. All product lines experienced increased sales volumes with the exception of CONAP, which had lower sales to distributors. Polymer additives experienced the largest sales volume increase principally as a result of increased sales in Asia.

  Specialty Materials net sales increased $105.1 or 66.0%. Sales rose principally due to the acquisition of Fiberite and the strong performance of aerospace materials products in the commercial aircraft sector.

  Building Block Chemicals net sales increased $70.9 or 36.5%. Included in 1997 were acrylonitrile sales of $47.6 to the purchaser of the acrylic fibers product line that were treated as internal transfers prior to the divestiture. Excluding these sales, the net increase for the year was 12.0%. Both acrylonitrile and methanol sales volumes were higher. The methanol facility was shut down in January 1996 due to high natural gas costs and during the second quarter of 1996 for mechanical repairs to the reactor.

  Restructuring charges of $38.4 were recorded in 1997. The Company does not charge these costs to its operating segments but accumulates them on a corporate basis. The breakdown of these costs by segment is as follows:

                                                SPECIALTY CHEMICALS
                                                                                BUILDING
                                    WATER & INDUSTRIAL  PERFORMANCE  SPECIALTY    BLOCK
                                    PROCESS CHEMICALS    PRODUCTS    MATERIALS  CHEMICALS  TOTAL
------------------------------------------------------------------------------------------------
Manufacturing cost of sales                      $13.2        $15.9       $0.7       $2.8  $32.6
Selling and technical services                     1.0          1.0        0.2       --      2.2
Research and process development                   0.5          0.5        --        --      1.0
Administrative and general                         1.3          1.3        --        --      2.6
------------------------------------------------------------------------------------------------
Total                                            $16.0        $18.7       $0.9       $2.8  $38.4

  Manufacturing cost of sales for the full year increased from 71.3% of sales to 72.1%. Included in 1997 were the unfavorable effects of restructuring and other charges totaling $34.6 relating primarily to manufacturing sites at Fortier, Louisiana; Willow Island, West Virginia; Botlek, The Netherlands; and Linden, New Jersey. Excluding the total restructuring and other charges of $34.6 in 1997, the cost of sales improved to 69.4%. This was the result of an improved product sales mix, the effect of improving plant efficiency and continuing cost reduction programs. Partially offsetting these were higher costs for raw materials and the adverse impact of fluctuations in foreign exchange rates.

  Selling and technical service expenses increased $4.5 or 3.2%. Included in 1997 are restructuring and other charges of $3.2 relating to sales force and customer service restructuring and costs relating to the integration of Fiberite. Excluding these charges, selling and technical service expenses increased 1.0%, reflecting increased sales efforts in international markets and the support of domestic sales growth in the Specialty Chemical segments.

  Research and process development expenses for the full year 1997 increased $4.5 or 11.2%. Included in 1997 are restructuring and other charges of $2.0 of which $1.0 related to the reduction of corporate research and development overhead and $1.0 related to the write-off of in-process research and development acquired from Fiberite. Excluding these charges, research and development expenses increased 6.2%, reflecting continued effort in technical programs in the Specialty Chemical segments.

  Administrative and general expenses increased $3.4 or 7.8%. Included in 1997 are restructuring and other charges of $2.6 relating to corporate headquarters restructuring and costs for reorganizing the legal entity structure in Europe. Excluding these charges, administrative and general expenses increased 1.8%.

  Amortization of acquisition intangibles increased $1.8 due to intangibles associated with the Fiberite acquisition.

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

  Interest expense, net, increased as a result of long-term debt associated with the acquisition of Fiberite. Also included is a charge of $1.0 for up-front costs to fund the acquisition of Fiberite.

  The income tax provision in 1997 includes a favorable reversal of the tax valuation allowance of $24.4. The effective tax rate for the year also includes the impact of a portion of the restructuring and other charges for which no tax benefit was attributable. In 1996 the rate included a one-time benefit related to a noncash transaction in the fourth quarter. Excluding these nonrecurring items for each year, the effective tax rate was 39% in 1997, compared with 41% in 1996. This reduction was due to improved tax planning and increased sales by the Company's foreign sales corporation.

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

LIQUIDITY AND FINANCIAL CONDITION
At December 31, 1998, the Company's cash balance was $1.7, a decrease of $4.7 from year-end 1997.

  Net cash flows provided by operating activities totaled $152.3 for the year ended December 31, 1998, compared with $131.7 in the same period of 1997. Significant factors in this increase were higher earnings and the Company's decision to prefund $25.0 of its postretirement benefits liability in 1997, compared with $4.0 of such prefunding payments in 1998, through contributions to its Voluntary Employee Benefit Association (VEBA) Trust accounts by utilizing some of the proceeds from the sale of the acrylic fibers product line. Payments against restructuring reserves were $12.9 in 1998, as compared with $8.4 in 1997. At December 31, 1998, the liability to be paid was $17.6, essentially all of which is for employee-related costs. The spending is expected to be substantially completed by the end of 1999 with the exception of certain long-term payouts for employee severance.

  Environmental remediation spending for the years ended December 31, 1998, 1997 and 1996, was $23.8, $26.1 and $26.8, respectively. The Company expects similar levels in 1999, though there can be no assurances that the Company's annual cash expenditures will not be higher in the future.

  While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs which, in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amount. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence. See Note 9 of the Notes to the Consolidated Financial Statements with respect to environmental matters.

  The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a material adverse effect on the financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period.

  Net cash flows used for investing activities totaled $146.9, compared with $337.6 in 1997. Included in 1997 was funding for the Fiberite acquisition of $344.0, which was partially offset by proceeds of $94.8 associated with the sale of the acrylic fibers products line. Included in 1998 was funding of $55.7 for acquisition of the Dyno Business. Capital expenditures for the year ended December 31, 1998, of $103.8 were higher than for the corresponding period in 1997 due primarily to certain large construction projects in the Performance Products segment, such as the benzotriazole light stabilizer plant in Botlek, The Netherlands, and the expansion of the surfactants plant in Willow Island, West Virginia. Capital expenditures for the year 1999 are expected to be in the range of $80.0 to $85.0.

  The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures in 1999.

  Net cash flows used for financing activities totaled $10.5, compared with $194.2 provided by financing activities in 1997. Long-term debt increased primarily due to the purchase of treasury stock and the acquisitions of the OrePrep product line and the Dyno Business. In 1998 the Company purchased a total of 3,561,950 shares of treasury stock at a cost of $113.4. This completed the 10% stock repurchase program authorized in February 1997. In 1997, 1,234,250 shares were repurchased at a cost of $47.8. In connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under
Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company on certain dates at specified prices, subject to the Company's right, in lieu of purchasing such shares, to pay the holder of the put the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock. The Company received premiums of approximately $1.0 on the sale of such options. During the year, 200,000 of the put options expired unexercised, and the Company purchased the remaining 200,000 shares of the Company's common stock subject to the options for an aggregate of $11.0.

  The Company signed an agreement on April 8, 1997, with American Cyanamid Company ("Cyanamid"), a subsidiary of American Home Products Corporation, to revise certain of the financial covenants contained in its Series C Cumulative Preferred Stock. Under the revised terms, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 1998, the Company had $429.8 of debt and $430.9 in equity as defined in the Series C Stock covenants and, under the revised terms, would have had the ability to incur up to an additional $216.6 in debt.

  The Company on January 22, 1999, signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Series C Cumulative Preferred Stock so that, in addition to restricted payments otherwise permitted under the Series C Cumulative Preferred Stock, which at December 31, 1998, were limited to $17.7, Cytec may make up to $100.0 in special restricted payments solely for the purpose of repurchasing Cytec's common stock. On January 25, 1999, the Company's Board of Directors approved a program to spend up to $100.0 to repurchase shares of outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes.

  On August 21, 1998, the Company amended and restated its Credit Facility, primarily to add a new lender to its existing bank group. At December 31, 1998, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There was $100.0 of outstanding borrowings under the Credit Facility at December 31, 1998. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 1998. On August 21, 1998, the Company replaced its $200.0, 364-Day Fiberite Acquisition Facility with a new $200.0, 364-Day Facility (the "364-Day Facility"). The 364-Day Facility, which provides for unsecured revolving loans for general corporate purposes, including, without limitation, for purposes of making acquisitions, matures on August 20, 1999, and contains a two-year term-out option. The interest rate on funds borrowed under the Credit Facility and the 364-Day Facility floats based on LIBOR. As of December 31, 1998, there were no outstanding borrowings under the 364-Day Facility.

  The Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings in the first six months of 1998, consisting of
(i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MOPPRSSM due May 11, 2025. The securities were offered under the Company's shelf registration statement that has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used to
(1) repay $160.0 of indebtedness under the Fiberite Acquisition Facility, (2) repay $141.5 of indebtedness under the Credit Facility and (3) the remainder was used for general corporate purposes.

  In connection with the Fiberite Acquisition and in contemplation of the offering of long-term debt securities, the Company entered into a series of rate lock agreements (the "Rate Lock Agreements") with several banks commencing in September 1997. Pursuant to the Rate Lock Agreements, the Company hedged against the risk of an increase in treasury rates above the rates on the dates it entered into the Rate Lock Agreements on an aggregate of $300.0 in debt for periods of up to 30 years. The Company made payments aggregating approximately $11.2 to settle Rate Lock Agreements ($9.6 of which was paid during the first half of 1998 and the remainder in 1997), which payments will be amortized or recognized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS as an increase in interest expense of such Notes.

  During 1998 and 1997 the Company made contributions to its VEBA Trust accounts to fund certain employee and retiree health care benefits. The balance in the VEBA Trust accounts at December 31, 1998, and 1997 was $51.0 and $47.9, respectively.

  The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk have been significantly hedged to mitigate the effects of inflation.

OTHER
Year 2000. The Company has conducted a comprehensive review of its information technology systems ("IT Systems") and its process control and other systems that use micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue results from computer programs using two digits rather than four to define the applicable year. Any of the Company's systems that have time-sensitive software features may recognize a date using "00" in the last two places as the year 1900 rather than the year 2000. If not addressed, this could result in a system failure or miscalculations, and in the case of Non-IT systems that are noncompliant, could have a material adverse impact on the integrity and safety of the Company's chemical manufacturing processes.

The Company has developed a phased program to address its Year 2000 issues. The first phase, which consisted of identifying the Company's IT and Non-IT Systems, has been completed. The second phase consisted of determining whether those systems were Year 2000 compliant, primarily based on certifications from the vendors of such systems, and developing cost estimates to remediate noncompliant systems. The second phase is also complete. The Company's current estimate is that it will incur external costs in the range of $6.0 to $7.0 to remediate noncompliant systems, of which $2.1 has been spent to date, and of which the remaining funds mostly consist of: (i) funds committed but not yet spent; (ii) the cost of non-mission critical systems and equipment; and (iii) the cost of testing. This estimate may change materially as the Company reviews the results of its work in the first two phases on a plant-by-plant basis using both internal and external resources and as the Company continues to implement required remediation. The Company does not track its internal costs in connection with Year 2000 issues, but does not believe they are material. The third phase of the Company's program is ongoing and consists of remediating noncompliant systems that are critical to the Company's operations. The Company's goal is to largely complete the third phase by the end of the first quarter of 1999. The Company then plans to test critical systems and to remediate, if appropriate, noncritical systems by the end of the second quarter of 1999.

  The Company has not yet developed any contingency plans for addressing any problems in completing implementation of all necessary remediation by the year 2000, but plans to commence development of such plans in the first quarter of 1999. The Company has begun to address the Year 2000 status of its material customers and suppliers by seeking verification that their systems and processes are, or by December 31, 1999, will be, Year 2000 compliant. These efforts may need to be refined as more information becomes available. The Company also is reviewing the Year 2000 compliance efforts of the four associated companies in which it has a 50% equity interest.

  Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the consolidated operations of the Company. Failure of third parties, such as customers, suppliers or government agencies to remediate Year 2000 problems in their IT and Non-IT Systems (which cannot be controlled or corrected by the Company) or any general economic slowdown due to Year 2000 problems could also have a material adverse impact on the consolidated operations of the Company. Possible consequences as a result of the Company, customers, suppliers or government agencies not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of raw materials and invoice and collection errors. These consequences could have a material adverse impact on the Company's consolidated results of operations, financial condition and cash flows. As part of its contingency plan, the Company plans to address these potential consequences and mitigate the adverse effect any such disruptions may have on the Company's operations.

  Euro Conversion. On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. As of January 1, 1999, a newly created European Central Bank has begun to control monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The Company's principal plants in Europe are in The Netherlands, the United Kingdom, Norway and Germany, and the Company has sales offices and generates sales throughout Europe. The Netherlands and Germany are participating countries, whereas the United Kingdom and Norway are not currently participating countries.

  Effective January 1, 1999, the Company is in a position to trade in euros. The Company has initiated and is evaluating on an ongoing basis the effects, if any, of the euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the euro conversion on revenues, expenses and income from continuing operations; the impact on cash management and treasury management functions; the competitive implications of increased price transparency; the ability to adapt information technology to accommodate euro-denominated transactions; the market risks with respect to financial instruments; the continuity of material contracts; and the potential tax consequences.

  The Company does not believe that the initial remeasurement of the euro as the functional currency for those operations within the participating countries will result in any gains or losses since conversion rates to the euro for participating countries have been irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required in order for them to be euro compliant. The Company, however, does not currently believe that the euro conversion will have a material operational or financial impact.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about the Company's potential exposures to market risk arising from changes in foreign currency rates, commodity prices and interest rates. Actual results could differ materially from those projected in this forward-looking analysis. The Company's exposure to market risk from equity price changes was immaterial at December 31, 1998.

  Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

  In the ordinary course of business, the Company is exposed to various market risks, including fluctuations in foreign currency rates, commodity prices and interest rates. To manage the exposure related to these risks, the Company may engage in various derivative transactions in accordance with Company-established policies. The Company neither holds nor issues financial instruments for trading purposes. Moreover, the Company enters into financial instrument transactions either through regulated future exchanges or with major financial institutions, thereby limiting exposure to credit- and performance-related risks.

Foreign Exchange Rate Risk The risk of adverse exchange rate fluctuations is mitigated by the fact that there is no concentration of foreign currency exposure. In addition, the Company enters into foreign exchange forward contracts primarily to hedge currency fluctuations of transactions denominated in foreign currencies. At December 31, 1998, the principal transactions hedged were short-term intercompany loans and intercompany trade accounts receivable and payable. The maturity dates of the foreign exchange contracts are less than six months and strongly correlate to the maturity date of the underlying transaction. The foreign exchange gains or losses and the offsetting losses or gains of the hedged transaction are marked to market and reflected in net earnings.

  At December 31, 1998, the Company had net foreign exchange contracts to purchase various currencies, principally British pounds and Dutch guilders, for $21.4 and to sell various currencies, principally Dutch guilders and German marks for $11.3. The differences between fair value of all outstanding contracts at year-end and the contract amounts were immaterial. Assuming that year-end exchange rates between the underlying currencies of all outstanding foreign exchange contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $2.8. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

  At December 31, 1998, non-derivative financial instruments subject to foreign exchange rate risk consisted primarily of $10.3 in foreign currency denominated short-term debt. Assuming that year-end exchange rates were to adversely change by a hypothetical 10%, the increase in the fair value would be approximately $1.0.

Commodity Price Risk Occasionally, the Company utilizes futures contracts, predominantly involving natural gas, to manage its exposure to price risk associated with the production of ammonia, methanol and other building block chemical products. The maturity of these contracts correlate highly to the actual purchases of the commodity. The contracts are principally settled through actual delivery of the physical commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. Accordingly, while these contracts limit the Company's exposure to increases in commodity prices, they also limit the potential benefit the Company might have otherwise received from decreases in commodity prices.

  At December 31, 1998, the Company had $4.6 net natural gas futures contracts with January, February and March 1999 delivery dates outstanding. Based on year-end prices, the Company had a net unrealized loss of $1.0. Assuming that year-end prices were to adversely change by a hypothetical 10%, the incremental increase in cost of goods sold would be approximately $0.4.

Interest Rate Risk At December 31, 1998, the financial liabilities of the Company exposed to changes in interest rates consisted mainly of $10.3 in foreign currency denominated short-term borrowings and $100.0 variable rate borrowings outstanding under the Credit Facility. The Company is also party to an interest rate swap agreement that converts $20.0 of variable rate interest obligations on the Company's Credit Facility to fixed rate interest obligations. Assuming that a hypothetical increase of 1% in interest rates and all other variables, i.e., foreign exchange rates and debt levels, were to remain constant, interest expense would increase $0.9 per year. Included in long-term debt is also $319.5 of fixed rate public debt, which is not subject to interest rate risk.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

Consolidated Balance Sheets

                                                                                           DECEMBER 31,
(DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                1998       1997
---------------------------------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents                                                           $    1.7   $    6.4
 Accounts receivable, less allowance for doubtful accounts of
   $9.2 in 1998 and $10.0 in 1997                                                       241.3      226.9
 Inventories                                                                            140.5      131.9
 Deferred income taxes                                                                   72.9       70.7
 Other current assets                                                                    21.2       16.9
---------------------------------------------------------------------------------------------------------
   Total current assets                                                                 477.6      452.8
---------------------------------------------------------------------------------------------------------
Equity in net assets of and advances to associated companies                            147.4      141.1
Plants, equipment and facilities, at cost                                             1,363.0    1,278.0
 Less accumulated depreciation                                                         (695.5)    (648.3)
---------------------------------------------------------------------------------------------------------
   Net plant investment                                                                 667.5      629.7
---------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
   $18.3 in 1998 and $9.5 in 1997                                                       349.5      295.6
Deferred income taxes                                                                    62.6       82.2
Other assets                                                                             26.0       12.7
---------------------------------------------------------------------------------------------------------
Total assets                                                                         $1,730.6   $1,614.1
---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
 Short-term borrowings                                                               $   10.3   $    --
 Accounts payable                                                                        99.9      116.3
 Accrued expenses                                                                       243.9      239.0
 Income taxes payable                                                                    40.3       19.7
---------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            394.4      375.0
---------------------------------------------------------------------------------------------------------
Long-term debt                                                                          419.5      324.0
Other noncurrent liabilities                                                            485.7      527.7
--------------------------------------------------------------------------------------------------------
Stockholders' equity
 Cumulative preferred stock, 20,000,000 shares authorized; issued and outstanding
   4,000 shares, Series C, $.01 par value at liquidation value of $25 share               0.1        0.1
 Common Stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,142,961 shares in 1998, 48,181,264 shares in 1997                            0.5        0.5
 Additional paid-in capital                                                             162.4      203.9
 Retained earnings                                                                      456.2      331.5
 Unearned compensation                                                                   (1.7)      (3.5)
 Accumulated translation adjustments                                                     (5.1)      (6.9)
 Treasury stock, at cost, 4,952,881 shares in 1998, 3,044,589 shares in 1997           (181.4)    (138.2)
---------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                           431.0      387.4
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $1,730.6   $1,614.1
---------------------------------------------------------------------------------------------------------

CONTINGENT LIABILITIES AND COMMITMENTS (NOTES 4 AND 9)

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income


                                                                  YEARS ENDED DECEMBER 31,
(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                   1998      1997      1996
---------------------------------------------------------------------------------------------------------
Net sales                                                       $1,444.5  $1,290.6  $1,259.6
Manufacturing Cost of Sales                                      1,006.6     930.9     898.1
Selling and technical services                                     153.4     145.4     140.9
Research and Process Development                                    42.9      44.7      40.2
Administrative and general                                          46.6      47.7      44.3

Amortization of acquisition intangibles                              9.5       2.7       0.9
---------------------------------------------------------------------------------------------------------
Earnings from operations                                           185.5     119.2     135.2
Other Income, Net                                                   14.5      23.9       9.0
Equity in earnings of associated companies                          20.3      12.3      24.8

Interest expense, net                                               22.4       5.7       2.1
---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       197.9     149.7     166.9
Income tax provision                                                73.2      36.1      66.8
Net earnings                                                    $  124.7  $  113.6  $  100.1
---------------------------------------------------------------------------------------------------------
Earnings per common share
     Basic                                                      $   2.79  $   2.50  $   2.13
     Diluted                                                    $   2.68  $   2.39  $   2.03
---------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.


Consolidated Statements of Comprehensive Income

                                                                YEARS ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)                                            1998    1997     1996
Net earnings                                                    $124.7  $113.6   $100.1
Other comprehensive income, net of tax:
   Foreign currency translation adjustments                        1.8   (15.7)    (1.5)
    Additional minimum pension liability                                            5.4
---------------------------------------------------------------------------------------------------------
Comprehensive income                                            $126.5  $ 97.9   $104.0
---------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                                  YEARS ENDED DECEMBER 31,
(DOLLARS IN MILLIONS)                                             1998      1997      1996
---------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) operating activities
Net earnings                                                    $ 124.7   $ 113.6   $ 100.1
Noncash items included in net earnings:
   Equity in undistributed earnings of associated companies       (13.8)      0.1     (14.6)
   Depreciation                                                    78.0      73.1      79.7
   Amortization                                                     9.2       5.7       9.3
   Deferred income taxes                                           19.2       3.2      23.7
   Gain on dispositions of businesses and other assets             (6.9)    (22.3)       --
   Other                                                           (0.2)      6.7        --

Changes in operating assets and liabilities:
   Accounts receivable                                              3.9     (16.7)      7.6
   Inventories                                                      1.1      (9.5)    (18.4)
   Accounts payable                                               (25.2)     (9.9)      3.7
   Accrued expenses                                               (19.5)     13.8      (3.2)
   Income taxes payable                                            26.1      18.5      10.5
   Other assets                                                    (8.6)     (2.2)     (5.9)

    Other liabilities                                             (35.7)    (42.4)    (21.7)
---------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                   152.3     131.7     170.8
---------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                 (103.8)    (91.4)    (72.5)
   Proceeds from dispositions of businesses and other assets       25.9      95.7      13.5
   Acquisition of business                                        (73.8)   (344.0)      --
   Return of capital by investees                                   --        --       25.0
    Change in other assets                                          4.8       2.1      (7.0)
---------------------------------------------------------------------------------------------------------
Net cash flows used for investing activities                     (146.9)   (337.6)    (41.0)
---------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) financing activities
   Purchase of treasury stock                                    (113.4)    (47.8)   (148.7)
   Change in short-term borrowings                                 10.3        --        --
   Proceeds from issuance of long-term debt                       322.0        --        --
   Change in long-term borrowings                                (224.3)    235.0      23.0
   Proceeds from exercise of stock options                          3.3       6.0       2.5
   Proceeds received on sale of put options                         1.0       1.0       1.7
    Debt issuance cost                                             (9.4)       --        --
---------------------------------------------------------------------------------------------------------
Net cash flows provided by (used for) financing activities        (10.5)    194.2    (121.5)
---------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents        0.4      (2.3)      0.1
---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (4.7)    (14.0)      8.4
Cash and cash equivalents, beginning of year                        6.4      20.4      12.0
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                          $   1.7   $   6.4   $  20.4
---------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

                                                       YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                Additional                             Minimum    Accumulated
                             Preferred  Common    Paid-In    Retained    Unearned      Pension    Translation   Treasury
      (DOLLARS IN MILLIONS)    STOCK    STOCK     CAPITAL    EARNINGS  COMPENSATION   LIABILITY   ADJUSTMENTS     STOCK     TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1995                             $0.1    $0.2      $222.6     $117.8         $(2.6)      $(5.4)       $ 10.3    $  (0.1)  $ 342.9
Net earnings                        --      --          --      100.1            --          --            --        --      100.1
Award of, and changes in,
 performance and
 restricted stock                   --      --         7.7        --           (8.2)         --            --        0.1      (0.4)
Amortization of
 performance and
 restricted stock                   --      --          --        --            8.4          --            --         --       8.4
Three-for-one stock split           --     0.3        (0.3)       --             --          --            --         --
Purchase of treasury stock          --      --          --        --             --          --            --     (148.7)   (148.7)
Exercise of employee stock
 options                            --      --        (8.5)       --             --          --            --         --        --
Proceeds received from
 stock options and
 put options                        --      --         4.2        --             --          --            --         --       4.2
Tax benefit on stock
 options                            --      --         4.0        --             --          --            --         --       4.0
Additional minimum pension
 liability                          --      --          --        --             --         5.4            --         --       5.4
Translation adjustment              --      --          --        --             --          --          (1.5)        --      (1.5)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1996                              0.1     0.5       229.7      217.9          (2.4)         --           8.8     (140.2)    314.4
Net earnings                        --      --          --      113.6            --          --            --         --     113.6
Award of, and changes in,
 performance and
 restricted stock                   --      --        (2.3)       --           (4.1)         --            --        6.4       --
Amortization of
 performance and
 restricted stock                   --      --          --        --            3.0          --            --        --        3.0
Purchase of treasury stock          --      --          --        --             --          --            --      (47.8)    (47.8)
Exercise of employee stock
 options                            --      --       (43.4)       --             --          --            --       43.4        --
Proceeds received from
 stock options and
 put options                        --      --         7.0        --             --          --            --         --       7.0
Tax benefit on stock
 options                            --      --        12.9        --             --          --            --         --      12.9
Translation adjustment              --      --          --        --             --          --         (15.7)        --     (15.7)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1997                              0.1     0.5       203.9      331.5          (3.5)         --          (6.9)    (138.2)    387.4
Net earnings                        --      --          --      124.7            --          --            --         --     124.7
Award of, and changes in,
 performance and
 restricted stock                   --      --        (4.5)       --            2.1          --            --        1.3      (1.1)
Amortization of
 performance and
 restricted stock                   --      --          --        --           (0.3)         --            --         --      (0.3)
Purchase of treasury stock          --      --          --        --             --          --            --     (113.4)   (113.4)
Issuance of treasury stock
 for acquisition                    --      --       (29.5)       --             --          --            --       51.8      22.3
Exercise of employee stock
 options                            --      --       (17.1)       --             --          --            --       17.1        --
Proceeds received from
 stock options and
 put options                        --      --         4.3        --             --          --            --         --       4.3
Tax benefit on stock
 options                            --      --         5.3        --             --          --            --         --       5.3
Translation adjustment              --      --          --        --             --          --           1.8         --       1.8
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
 1998                             $0.1    $0.5      $162.4     $456.2         $(1.7)      $  --        $ (5.1)   $(181.4)  $ 431.0
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements


(Dollars in millions, except share and per share amounts, unless otherwise indicated)

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

  Foreign Currency Translation. For most of the Company's international operations, all elements of financial statements are translated into U.S. dollars using current exchange rates with translation adjustments accumulated in stockholders' equity. For international operations in what are considered hyperinflationary economies, certain financial statement amounts are translated at historical exchange rates with all other assets and liabilities translated at current exchange rates and the resulting translation adjustments for these operations recorded in earnings.

  Depreciation and Amortization. Depreciation is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets. When such depreciable assets are sold or otherwise retired from service, their costs, less amounts realized on sale or salvage, are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments either to provide necessary capacity, improve the efficiency of production units and modernize, or replace older facilities or to install equipment for protection of the environment are capitalized. Intangibles resulting from business acquisitions are carried at cost and amortized on a straight-line basis over a period of up to 40 years, unless, in the opinion of management, their lives are limited. The Company capitalizes interest costs incurred during the period of construction of plant and equipment. The interest cost capitalized in 1998, 1997 and 1996 was immaterial to the consolidated financial statements.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

  Cash and Cash Equivalents. Securities with maturities of three months or less when purchased are considered to be cash equivalents.

  Financial Instruments. The carrying values of financial instruments (principally cash and cash equivalents, accounts receivable, certain other assets, accounts payable and long-term debt) included in the Company's consolidated balance sheets approximated their fair values at December 31, 1998 and 1997. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data. The Company also uses derivative, or off balance sheet, financial instruments to manage exposure to fluctuations in interest rates, foreign exchange rates and certain raw material prices. Derivative financial instruments utilized by the Company include interest rate swaps, interest rate lock agreements, foreign currency exchange contracts, put options indexed to the Company's stock and forward commodity contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

  Foreign exchange forward contracts are utilized by the Company to hedge short-term intercompany loans and intercompany trade accounts receivables and payables that are denominated in a currency other than the functional currency of the business. The Company's criteria to qualify for hedge accounting is that the instrument must relate to a foreign currency asset or liability whose terms have been identified, be in the same currency as the hedged item and reduce the risk of exchange movement on the Company's operations. The foreign exchange gains or losses and the offsetting losses or gains of the hedged transaction are marked to market and reflected in net earnings.

  Forward pricing of natural gas purchases is periodically established with suppliers for the purpose of hedging the cost of anticipated natural gas purchases. These contracts are principally settled through actual delivery of the physical commodity and have the effect of securing predetermined prices the Company pays for the underlying commodity. Gains or losses on these contracts are reflected in the cost of the commodity as it is purchased.

  Inventories. Inventories are carried at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out (FIFO) or average cost method.

  Income Taxes.   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

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

  Stock-Based Compensation. The Company grants options at a price equal to the market price of the stock at the date of grant and no compensation expense is recorded. Compensation cost for performance and restricted stock is recorded based on the quoted market price of the Company's common stock at the end of the period through the date of vesting. The fair value of the stock is charged to stockholders' equity and amortized to expense over the performance periods. Compensation cost for stock appreciation rights payable in cash is amortized to expense over the maturity period.

  Risks and Uncertainties. The Company is engaged primarily in the manufacture and sale of a highly diversified line of chemical products throughout the world. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of operational problems, including, but not limited to, the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, or the Company as a whole during the period of such operational difficulties.

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

  The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company is exposed to credit losses in the event of nonperformance by counterparties on foreign exchange contracts and other risk management instruments. The counterparties to these transactions are major financial institutions, thus the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

  In conformity with generally accepted accounting principles, the management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities and pro forma compensation expense to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

2. ACQUISITIONS AND DISPOSITIONS
During 1998 the Company completed the following acquisitions and dispositions:

  On June 24, 1998, the Company acquired assets of the OrePrep minerals processing product line ("OrePrep") from Baker Petrolite Corporation for approximately $9.0. The acquisition resulted in an excess of the purchase price over the assets acquired of $8.3, which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. OrePrep supplies mineral processing reagents and services to the mining industry. The acquired product line was integrated into the Company's existing mining chemicals product line.

  On July 31, 1998, the Company completed the purchase from Dyno Industrier ASA of Oslo, Norway, of Dyno's global amino coatings resin business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $55.7. Payment of the purchase price was funded under the Company's Credit Facility. The acquisition resulted in an excess of the purchase price over the assets acquired of $40.7, which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. The acquired business produces and sells cross-linking resins for coating applications primarily in Europe from a single manufacturing plant in Lillestrom, Norway. The acquired business was integrated into the Company's existing specialty resins product line.

  On October 9, 1998, the Company completed its acquisition of The American Materials & Technologies Corporation ("AMT") in a stock transaction designed to qualify as a tax-free reorganization. Under the terms of the transaction, each AMT share was converted into the right to receive 0.3098 of a share of Cytec common stock. In the transaction, the Company issued from Treasury 1,248,620 shares of common stock. In addition, outstanding options and warrants to acquire AMT stock were converted into a total of 259,308 incentive and nonqualified stock options, at a weighted average exercise price of $10.07 per share, and 75,901 warrants that allow the holders to purchase the Company's common stock at a weighted average price of $25.14 per share. The cost of the acquisition was approximately $26.8, including the shares issued, options and warrants converted and previous shares acquired, plus the assumption of approximately $5.4 in debt. AMT manufactures and markets advanced composite materials for customers in the aerospace, defense, transportation and other industries. The acquisition resulted in an excess of the purchase price over the assets acquired of $23.6, which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. The acquired business was integrated into the Company's existing specialty materials product line. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business for approximately $6.2 in cash.

  All three acquisitions have been accounted for under the purchase method of accounting. Consolidated results of operations have been included from the date of acquisition. Consolidated results of operations for 1998 or 1997 would not have been materially different if any of the acquisitions had occurred on January 1, 1997. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

  On November 23, 1998, the Company completed the sale of its bulk molding compounds business to Bulk Molding Compounds, Inc. of West Chicago, Illinois for $17.0 in cash, resulting in a pretax gain of $4.4. The business acquired by Bulk Molding Compounds, Inc. included Cytec's manufacturing, laboratory and sales facility located at Perrysburg, Ohio.

 During 1997 the Company completed the following acquisition and disposition:

  On September 30, 1997, the Company completed the acquisition of substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite"). The assets and liabilities were acquired for $344.0 from Stamford FHI Acquisition Corp., which purchased Fiberite on August 29, 1997. The assets acquired included all of Fiberite's business except its satellite materials business. The acquisition resulted in an excess of the purchase price over the assets acquired of $276.5, which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. The Fiberite operations have been integrated into the Company's specialty materials product line. The Fiberite acquisition was accounted for under the purchase method of accounting. Unaudited pro forma consolidated results of operations for 1997, reflecting the Fiberite acquisition as if it had occurred on January 1, 1997, would be as follows: net sales, $1,491.1; net earnings, $111.5; and diluted earnings per share, $2.34.

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

3. RESTRUCTURING OF OPERATIONS

In 1997 the Company recorded pretax restructuring charges in the amount of $38.4. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0; and administrative and general, $2.6. The components of the restructuring charges include: $28.6 for employee related costs; $3.8 for fixed asset write-offs at the Company's facility in Botlek, The Netherlands; $1.2 for plant closure costs; and $4.8 for other actions. The personnel reduction primarily represents severance costs associated with the elimination of approximately 415 positions worldwide. As of December 31, 1998, approximately 285 positions have been eliminated. Approximately 85 additional positions were eliminated in early 1999 and the remainder will be substantially completed by the end of 1999.

  Cash payments of $12.9 and $8.4 were made during 1998 and 1997, respectively. At December 31, 1998, the liability to be paid was $17.6 essentially all of which is for employee related costs. The spending is expected to be substantially completed by the end of 1999 with the exception of certain long-term payouts for employee severance.

4. FINANCIAL INSTRUMENTS

In connection with the Fiberite Acquisition and in contemplation of the offering of long-term debt securities, the Company entered into a series of rate lock agreements (the "Rate Lock Agreements") with several banks commencing in September 1997. Pursuant to the Rate Lock Agreements, the Company hedged against the risk of an increase in treasury rates above the rates on the dates it entered into the Rate Lock Agreements on an aggregate of $300.0 in debt for periods of up to 30 years. The Company made payments aggregating approximately $11.2 to settle Rate Lock Agreements ($9.6 of which was paid during the first half of 1998 and the remainder in 1997), which payments will be amortized or recognized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MandatOry Par Put Remarketed Securities 2 ("MOPPRS") as an increase in interest expense of such Notes. See also Note 8.

  In connection with the Company's stock repurchase program, the Company sold put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company on certain dates at specified prices, subject to the Company's right, in lieu of purchasing such shares, to pay the holder of the put the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock. The Company received premiums of approximately $1.0 on the sale of such options. During 1998, 200,000 of the put options expired unexercised and the Company purchased the remaining 200,000 shares of the Company's common stock subject to the options for an aggregate of $11.0.

  At December 31, 1998, the Company had net foreign exchange contracts to purchase various currencies, principally British pounds and Dutch guilders, for $21.4 and to sell various currencies, principally Dutch guilders and German marks, for $11.3. All contracts are for periods of six months or less. At December 31, 1997, the Company had net foreign exchange contracts to sell $12.4 of primarily European currencies for U.S. dollars and to sell Dutch guilders with a value equivalent to $17.5 for other European currencies. The fair values of existing foreign currency exchange contracts, based on exchange rates at December 31, 1998 and 1997, approximated the above contract values.

  At December 31, 1998, the Company had $4.6 net forward commodity contracts outstanding. The maturity of these contracts correlates highly to the actual purchases of the commodity. Forward commodity contracts outstanding at December 31, 1997, were not material to the Company's consolidated financial statements.

  The Company is party to three interest rate swap agreements each with notional values of approximately $20.0 and maturity dates during 2001. One of the swaps converts variable rate interest obligations on the Company's Credit Facility to 6.25% fixed rate interest obligations. The other two agreements have virtually offsetting terms.

5. EQUITY IN NET ASSETS OF AND ADVANCES TO ASSOCIATED COMPANIES

The Company has a 50% interest in each of four associated companies: CYRO Industries, Criterion Catalyst, Mitsui-Cytec, and AC Molding Compounds, and had a 50% interest in the former Dyno-Cytec joint venture through July 31, 1998.

  The aggregate cost of investments in associated companies accounted for under the equity method was $40.4 at December 31, 1998 and 1997. Summarized financial information for the Company's investments in and advances to associated companies as of and for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                 1998    1997    1996
----------------------------------------------------------
Net sales                       $583.0  $596.5  $600.7
Gross profit                     153.3   145.2   154.1
Net earnings                      44.0    25.6    52.2
Company's share of earnings       20.3    12.3    24.8
----------------------------------------------------------
Current assets                   270.3   308.8   292.3
Noncurrent assets                343.4   333.5   304.4
Total assets                     613.7   642.3   596.7
----------------------------------------------------------
Current liabilities              175.0   172.4   144.9
Noncurrent liabilities           127.3   172.9   153.4
Equity                           311.4   297.0   298.4
Total liabilities and equity     613.7   642.3   596.7
----------------------------------------------------------
Company's share of equity       $155.7  $148.5  $149.2

  Sales to associated companies (primarily CYRO Industries) amounted to $34.4, $35.9, and $40.0 in 1998, 1997 and 1996, respectively. Purchases from associated companies were immaterial.

6. INVENTORIES
At December 31, 1998 and 1997, LIFO inventories comprised approximately 56% and 59% of consolidated inventories, respectively.

                                                             1998       1997

Finished goods                                             $   87.6   $   77.5
Work in progress                                               16.0       19.0
Raw materials and supplies                                     75.4       78.4
------------------------------------------------------------------------------
                                                              179.0      174.9
Less reduction to LIFO cost                                   (38.5)     (43.0)
------------------------------------------------------------------------------
Total inventories                                          $  140.5   $  131.9


7. PLANTS, EQUIPMENT AND FACILITIES
At December 31, 1998 and 1997, plant, equipment and facilities consisted of the following:

                                                               1998       1997
------------------------------------------------------------------------------
Land and land improvements                                 $   41.6   $   42.6
Buildings                                                     167.1      155.0
Machinery and equipment                                     1,086.5    1,008.7
Construction in progress                                       67.8       71.7
------------------------------------------------------------------------------
Plants, equipment and facilities, at cost                  $1,363.0   $1,278.0

8. LONG-TERM DEBT
At December 31, 1998 and 1997, long-term debt consisted of the following:

                                                               1998       1997
------------------------------------------------------------------------------
Credit Facility                                            $  100.0   $  123.0
364-Day Facility
Fiberite Acquisition Facility                                    --      200.0
Public Debt                                                   319.5         --
Other                                                            --        1.0
------------------------------------------------------------------------------
Long-term debt                                             $  419.5   $  324.0

 The weighted average interest rate on long-term debt for 1998 and 1997 was 6.69% and 6.05%, respectively.

  On August 21, 1998, the Company amended and restated its Credit Facility, primarily to add a new lender to its existing bank group. At December 31, 1998, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There was $100.0 of outstanding Revolving Loans under the Credit Facility at December 31, 1998. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 1998.

  On August 21, 1998, the Company replaced its $200.0, 364-Day Fiberite Acquisition Facility with a new $200.0, 364-Day Facility (the "364-Day Facility"). The 364-Day Facility, which provides for unsecured revolving loans for general corporate purposes, including, without limitation, for purposes of making acquisitions, matures on August 20, 1999, and contains a two-year term-out option. The interest rate on funds borrowed under the Credit Facility and the 364-Day Facility floats based on London Interbank Offered Rate ("LIBOR"). As of December 31, 1998, there were no outstanding borrowings under the 364-Day Facility.

  On March 18, 1998, the Company sold an aggregate of $200.0 principal amount of senior debt securities, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003 and (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008. The securities were offered under the Company's $300.0 shelf registration statement. The Company received an aggregate of approximately $198.2 in proceeds from the sale before deducting expenses associated with the sale. The proceeds were used to pay down $140.0 of the 364-Day Fiberite Acquisition Facility, which originally provided financing for the acquisition of substantially all the assets of Fiberite (the "Fiberite Acquisition Facility"), with the remainder used to reduce borrowings under the Company's Credit Facility.

  On May 11, 1998, the Company sold $120.0 principal amount of 6.846% MOPPRS due May 11, 2025, in a public offering. The

  MOPPRS are senior unsecured obligations subject to mandatory tender on May 11, 2005 (the "Remarketing Date"), and were offered under the Company's remaining available shelf registration statement. The Company received an aggregate of approximately $123.8 in proceeds from the sale before deducting associated expenses. $104.0 of the net proceeds were used to repay approximately $84.0 of indebtedness outstanding under the Credit Facility and approximately $20.0 of indebtedness outstanding under the Fiberite Acquisition Facility, and the remainder was used for general corporate purposes.

  Except in limited circumstances, the MOPPRS will be subject to mandatory tender to Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Dealer at 100% of the principal amount thereof, for remarketing on the Remarketing Date. The interest rate on the MOPPRS from the Remarketing Date to maturity will be 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS on the Remarketing Date or elects not to remarket the MOPPRS, the Company will be required to repurchase the MOPPRS from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof plus accrued interest, if any.

  Under the terms of the instrument most restrictive of additional borrowings by the Company, the Company's Series C Cumulative Preferred Stock ("Series C Stock"), the Company was limited to borrowing no more than an additional $216.6 at December 31, 1998. See Note 15.

9. ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 60 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any one of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environment-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites that may contain environmental contamination for which the Company may be responsible.

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

  In accordance with the above policies, as of December 31, 1998 and 1997, the aggregate environment-related accruals were $136.1 and $161.6, respectively, of which $25.0 was included in accrued expenses in each period with the remainder included in other noncurrent liabilities. Environmental remediation spending for the years ended December 31, 1998, 1997 and 1996, was $23.8, $26.1 and $26.8,
respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

  While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that future provisions will be necessary for environmental costs that, in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

  The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period.

  Rental expense under property and equipment leases was $12.8 in 1998, $11.5 in 1997 and $9.5 in 1996. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998, are:

                                Operating
                                 Leases
-----------------------------------------
1999                                $11.7
2000                                  8.7
2001                                  6.9
2002                                  4.0
2003                                  1.1
Thereafter                            0.6
-----------------------------------------
Total minimum lease payments        $33.0

  At December 31, 1998 and 1997, the Company had $10.9 and $11.2, respectively, of letters of credit outstanding for environmental and insurance related matters.

10. INCOME TAXES
The income tax provision for the years ended December 31, 1998, 1997 and 1996, is based on earnings before income taxes as follows:

                                        1998     1997    1996
--------------------------------------------------------------
Domestic                               $154.1   $116.3  $142.1
Foreign                                  43.8     33.4    24.8
--------------------------------------------------------------
Total                                  $197.9   $149.7  $166.9

 The components of the provision for the years ended December 31, 1998, 1997 and 1996, are composed of the following:

                                         1998     1997    1996
--------------------------------------------------------------
Current:
 Federal                               $ 37.0   $ 18.6  $ 30.4
 Foreign                                 18.0     10.8     7.4
 Other, principally state                 3.4      4.3     2.2
Total                                  $ 58.4   $ 33.7  $ 40.0
--------------------------------------------------------------
Deferred:
 Federal                               $ 13.2   $  1.6  $ 20.5
 Foreign                                 (2.1)     0.7     1.3
 Other, principally state                 3.7      0.1     5.0
Total                                  $ 14.8   $  2.4  $ 26.8
--------------------------------------------------------------
Total income tax provision             $ 73.2   $ 36.1  $ 66.8

  Domestic and foreign earnings of consolidated companies before income taxes include all earnings derived from operations in the respective U.S. and foreign geographic areas, whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:

                                       1998      1997
-------------------------------------------------------
Deferred tax assets:
 Allowance for bad debts             $   2.9   $   3.2
 Employee benefit accruals              17.7       9.8
 Insurance accruals                     12.9      11.8
 Operating accruals                     19.5      17.0
 Inventory                               6.1       7.8
 Environmental accruals                 51.4      59.7
 Postretirement obligations            131.5     139.8
 Other                                  17.9      16.9
Deferred tax assets                    259.9     266.0
-------------------------------------------------------
Deferred tax liabilities:
 Plants, equipment and facilities     (109.9)   (101.1)
 Other                                 (14.5)    (12.0)
Deferred tax liabilities              (124.4)   (113.1)
-------------------------------------------------------
Net deferred tax assets              $ 135.5   $ 152.9

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

  A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:

                                        1998    1997   1996
------------------------------------------------------------
Federal income tax rate                 35.0%   35.0%  35.0%
Valuation allowance adjustment            --   (16.3)    --
Income subject to other than the
 federal income tax rate                (0.9)    0.7    0.2
State taxes, net of federal benefits     3.1     3.9    2.6
Other charges, net                      (0.2)    0.8    2.2
------------------------------------------------------------
Effective tax rate                      37.0%   24.1%  40.0%

11. RETIREMENT PLANS

The Company has defined benefit pension plans that cover employees in the United States and a number of foreign countries. The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                                    1998       1997
-------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1                                   $  286.1   $  225.8
Service cost                                                          10.2        8.7
Interest cost                                                         20.9       17.6
Amendments                                                            (3.5)
Acquisitions                                                           1.2       25.2
Curtailments                                                                     (2.4)
Translation difference                                                (0.5)      (0.6)
Actuarial loss                                                        14.7       16.2
Employee contributions                                                 0.2        0.2
Benefits paid                                                         (7.8)      (4.6)
Benefit obligation at December 31                                 $  321.5   $  286.1
-------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1                            $  252.3   $  194.6

Actual return on plan assets                                         40.6       30.3
Company contributions                                                13.4       12.8
Employee contributions                                                0.2        0.2
Acquisitions                                                          1.2       19.6
Translation difference                                               (0.5)      (0.6)
Benefits paid                                                        (7.8)      (4.6)
Fair value of plan assets at December 31                         $  299.4   $  252.3
------------------------------------------------------------------------------------
Projected benefit obligation over plan assets                    $   22.1   $   33.8
Unrecognized actuarial loss                                         (18.4)     (24.5)
Unrecognized prior service cost                                       1.3       (2.5)
Unrecognized net transition obligation                                1.5        1.7
------------------------------------------------------------------------------------
Accrued pension cost recognized in the
 consolidated balance sheet                                      $    6.5   $    8.5

 Assumptions as of December 31:

                                                    1998       1997       1996
-------------------------------------------------------------------------------
Discount rate                                       6.75%       7.0%       7.5%
Expected return on plan assets                       9.0%       9.0%       9.0%
Rate of future compensation
 increase                                        3.010.0%   3.010.0%   4.010.0%

 Net periodic pension expense includes the following components:

                                                                        1998       1997       1996
--------------------------------------------------------------------------------------------------
Service cost                                                        $   10.2   $    8.7   $    9.1
Interest cost on projected benefit
 obligation                                                             20.7       17.6       15.6
Expected return on plan assets                                         (22.1)     (18.1)     (15.6)
Net amortization and deferral                                            2.7        1.1        2.0
--------------------------------------------------------------------------------------------------
Net periodic pension expense                                        $   11.5   $    9.3   $   11.1

  The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $133.4, $112.6 and $95.5, respectively, as of December 31, 1998, and $112.0, $85.5 and $69.1, respectively, as of December 31, 1997. The prepaid benefit costs recognized in the consolidated balance sheet as of December 31, 1998 and 1997 were $10.6 and $7.9, respectively, and the accrued benefit liability recognized in the consolidated balance sheet as of December 31, 1998 and 1997 was $17.1 and $16.4, respectively. The additional minimum pension liability recognized net of tax in 1996 was $5.4.

  The Company sponsors an employee savings and profit sharing plan.The savings plan portion generally matches 75% of employee contributions up to 4% of compensation. Profit sharing contributions are based on the Company's performance and are at the discretion of the Board of Directors. Savings plan matching contributions were $4.2, $3.9 and $4.3 for 1998, 1997 and 1996, respectively. Profit sharing contributions were approximately $5.0 in 1998 and $4.6 and $7.6 in 1997 and 1996, respectively.

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

  The following provides a reconciliation of benefit obligations, plan assets, and funded status of the plans:

                                                  1998     1997
----------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1                  $309.5   $318.2
Service cost                                        1.4      1.2
Interest cost                                      18.5     21.1
Amendments                                        (17.0)      --
Acquisitions                                                10.3
Curtailments                                         --     (4.0)

Translation difference                             (0.3)     0.3
Actuarial gain                                    (13.5)   (18.5)
Employee contributions                              0.9      0.7
Benefits paid                                     (20.9)   (19.8)
Benefit obligation at December 31                $278.6   $309.5
----------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1           $ 38.0   $ 11.5
Actual return on plan assets                        3.3      1.7
Company contributions                              25.2     43.9
Employee contributions                              0.9      0.7
Benefits paid                                     (20.9)   (19.8)
Fair value of plan assets at December 31         $ 46.5   $ 38.0
----------------------------------------------------------------
Accumulated postretirement benefit obligation
 over fair value of plan assets                  $232.1   $271.5
Unrecognized actuarial loss                        47.5     35.3
Unrecognized negative prior service cost           61.5     49.8
----------------------------------------------------------------
Accrued benefit cost                             $341.1   $356.6

  The accrued postretirement benefit cost recognized in the Company's consolidated balance sheets at December 31, 1998 and 1997, includes $20.0 and $20.0, respectively, in accrued expenses and $321.1 and $336.6, respectively, in other noncurrent liabilities.

  Net periodic postretirement benefit costs for the years ended December 31, 1998, 1997 and 1996, included the following components:

                                   1998    1997    1996
-------------------------------------------------------
Service cost                      $ 1.4   $ 1.2   $ 1.6
Interest cost                      18.5    21.1    22.3
Expected return on plan assets     (2.7)   (1.7)   (0.8)
Net amortization and deferral      (7.4)   (5.1)   (4.4)
Curtailment gain                     --    (9.3)     --
-------------------------------------------------------
Total cost                        $ 9.8   $ 6.2   $18.7

  Measurement of the accumulated postretirement benefit obligations ("APBO") was based on actuarial assumptions, including a discount rate of 6.75%, 7.00% and 7.50% at December 31, 1998, 1997 and 1996, respectively. The assumed rate of future increases in the per capita cost of health care benefits (health care cost trend rate) is 8.35% in 1999, decreasing evenly over four years to 4.75% and remaining at that level thereafter. The health care cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the health care cost trend rate by one percentage point in each year would increase the APBO at December 31, 1998, and the 1998 aggregate service and interest cost by approximately $26.2 and $1.9, respectively, and decreasing the health care cost trend rate by one percentage point in each year would decrease the APBO at December 31, 1998 and the 1998 aggregate service and interest cost by approximately $23.8 and $1.8, respectively.

13. OTHER FINANCIAL INFORMATION
Accrued expenses at December 31, 1998 and 1997, included the following:

                                           1998    1997
-------------------------------------------------------
Pensions and other employee benefits      $ 34.6  $ 30.0
Other postretirement employee benefits      20.0    20.0
Salaries and wages                          11.7    12.5
Environmental                               25.0    25.0
Restructuring                               17.6    30.0
Other                                      135.0   121.5
--------------------------------------------------------
                                          $243.9  $239.0

  Cash payments during the years ended December 31, 1998, 1997 and 1996, included interest of $21.0, $6.2, and $4.0, respectively. Income taxes paid in 1998, 1997 and 1996 were $40.2, $30.4 and $49.2, respectively. Income taxes paid include foreign taxes of $13.4, $6.6 and $10.7 in 1998, 1997 and 1996, respectively.

  Included in accounts receivable at December 31, 1998 and 1997, are miscellaneous receivables of approximately $37.2 and $32.4, respectively.

  Included in interest expense, net for the years ended December 31, 1998, 1997 and 1996, is interest income of $2.3, $2.2 and $1.9, respectively.

  Other income, net, was $14.5, $23.9 and $9.0 for 1998, 1997 and 1996,
respectively. Included in 1998 was a gain of $4.4 relating to the sale of the bulk molding compounds product line, $3.0 of other investment income and a gain of $3.8 on certain investments in unaffiliated companies. Included in 1997 was a gain of $22.3 related to divested product lines and charges of $9.0 for reducing the carrying amount of the Company's subsidiary CONAP, Inc. to net realizable value and expected losses on certain other assets being held for sale. Included in 1996 were gains of $4.0 resulting from certain real estate transactions.

14. STOCKHOLDERS' EQUITY

On December 17, 1993 (the "Effective Date"), Cytec Industries Inc. was formed and became an independent public company. American Cyanamid Company ("Cyanamid") distributed all of the Company's common stock to existing Cyanamid stockholders. Cyanamid retained 100% of the preferred stock issued by the Company of which only the Series C Stock remains outstanding.

  Stock Split. In June 1996 the Company declared a three-for-one stock split of the Company's common stock effected in the form of a stock dividend. All share and per share data, including stock option information, but excluding treasury shares, through the date of the distribution of the stock dividend on July 23, 1996, have been restated to reflect the stock split.

  Common Stock. The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 43,190,080 shares were outstanding at December 31, 1998. At December 31, 1998, the Company had reserved approximately 10,376,736 shares for issuance under the 1993 Stock Award and Incentive Plan described below (the "1993 Plan").

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

  The stock option component of the 1993 Plan provides for the granting of nonqualified stock options to officers, directors and certain key employees at 100% of the market price on the date the option was granted. Options are generally exercisable in cumulative installments of 33 1/3% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant. A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the year ended on those dates is presented below.



                                               1998                  1997                  1996
--------------------------------------------------------------------------------------------------------
                                                    Weighted              Weighted              Weighted
                                                    Average               Average               Average
                                                    Exercise              Exercise              Exercise
                                          Shares     Price      Shares     Price      Shares     Price
--------------------------------------------------------------------------------------------------------
Shares Under Option:
Outstanding at beginning of year        4,818,683     $16.29  4,906,196     $10.18  4,487,037     $ 6.86
Granted                                   631,025      47.61    883,425      40.25    876,130      25.14
Converted pursuant to AMTacquisition      259,308      10.07         --         --         --         --
Exercised                                (381,764)      8.61   (934,688)      6.45   (429,059)      5.78
Forfeited                                 (46,907)     38.67    (36,250)     27.50    (27,912)     14.12
Outstanding at end of year              5,280,345     $19.90  4,818,683     $16.29  4,906,196     $10.18
--------------------------------------------------------------------------------------------------------
Options exercisable at year-end         3,864,092     $12.48  3,225,120     $ 8.73  2,374,586     $ 6.39

  The fair value of each stock option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                                   1998         1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Expected life (years)                                                                                 6.0           6.0        6.0
Expected volatility                                                                                 42.80%        45.66%     30.69%
Expected dividend yield
Risk-free interest rate                                                                              5.50%         6.41%      5.87%
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options granted during the year                                     $23.71        $21.52     $10.65

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                           Options Outstanding                  Options Exercisable

                                                                                      Weighted
                                                                                       Average   Weighted                 Weighted
                                                                                     Remaining    Average                  Average
                                                                           Number  Contractual   Exercise        Number   Exercise
Range of Exercise Prices                                              Outstanding  Life (Years)   Price      Exercisable     Price
----------------------------------------------------------------------------------------------------------------------------------
$ 2.77-10.00                                                             2,373,482         5.43     $ 5.49     2,342,162     $ 5.47
 11.67-22.88                                                               637,561         5.18      13.20       635,061      13.16
 25.08-37.75                                                               816,930         7.16      25.18       578,381      25.16
 37.88-47.31                                                               873,547         8.16      40.30       294,488      40.19
 47.81-57.44                                                               578,825         9.08      48.12        14,000      47.94
-----------------------------------------------------------------------------------------------------------------------------------
$ 2.77-57.44                                                             5,280,345         6.52     $19.90     3,864,092     $12.48


  The Company has issued performance stock, a form of restricted stock, with restrictions related to the Company's financial performance for the applicable periods. Awards made in 1996, 1997 and 1998 were for the 1998, 1999 and 2000 performance periods, respectively. Restrictions lapse on the stock upon the attainment of performance criteria established by the Committee that under certain circumstances, may be revised. The amount of unearned compensation recognized as expense/(income) was ($0.3) in 1998, $3.0 in 1997 and $8.4 in 1996, respectively. A summary of restricted stock award activity is as follows:

                                      1998       1997        1996
-----------------------------------------------------------------
Outstanding awards
 beginning of year                   151,838    131,304     357,936
New awards granted                    42,906     90,725      58,107
Shares with restrictions lapsed      (53,995)   (49,956)   (255,123)
Restricted shares forfeited          (28,520)   (20,235)    (29,616)
Outstanding awards  end of year      112,229    151,838     131,304
-------------------------------------------------------------------
Weighted average market value of
 new awards on award date             $47.61     $41.10   $   23.26

  "Shares with restrictions lapsed" in each period above include shares deferred by certain participants. The Company issued these participants equivalent deferred stock awards that will be distributed in the form of shares of common stock, generally, following termination of employment.

  In late 1995 the Company implemented a stock appreciation plan for all eligible active employees that excluded those employees who customarily receive stock options. The stock appreciation units represent a potential payout to employees, in cash, of the difference between the base price of the Company's stock of $20.00 per share and the lesser of the price at term or $33.33. The stock appreciation units mature 50% at December 31, 1997, and December 31, 1999. In December 1996 the plan was amended to provide for the immediate payout of five hundred dollars per participant which represented 25% of the total maximum payout. A second 25% payout was made in December 1997. The compensation cost related to this plan was $2.0 and $2.2 in 1997 and 1996, respectively.

  As discussed in Note 2, in connection with the AMT acquisition, the Company issued from Treasury 1,248,620 shares of common stock. In addition, outstanding options and warrants to acquire AMT stock were converted into a total of 259,308 incentive and nonqualified stock options, at a weighted average exercise price of $10.07 per share and 75,901 warrants that allow the holders to purchase the Company's common stock at a weighted average price of $25.14 per share.

  A summary of changes in common stock issued and treasury stock for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                                                          Common      Treasury
                                                                                           Stock        Stock
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                                            48,315,193        6,917
Purchase of treasury stock                                                                            3,033,000
Issuance pursuant to stock option plan                                                     235,389     (153,676)
Award of performance stock
 and restricted stock                                                                       50,652       (2,485)
Forfeitures and performance
 stock deferrals                                                                          (223,551)        (271)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                                            48,377,683    2,883,485
Purchase of treasury stock                                                                      --    1,234,250


Issuance pursuant to stock option plan                                                          --     (934,688)
Award of performance stock
 and restricted stock                                                                           --      (90,725)
Forfeitures and performance
 stock deferrals                                                                          (196,419)     (47,733)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                            48,181,264    3,044,589
Purchase of treasury stock                                                                      --    3,561,950
Issuance pursuant to stock option plan                                                          --     (381,764)
Award of performance stock
 and restricted stock                                                                           --      (42,906)
Forfeitures and performance
 stock deferrals                                                                           (38,303)      19,632
Issuance of treasury stock for
 Acquisition                                                                                    --   (1,248,620)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                            48,142,961    4,952,881

 Shares held in treasury prior to July 23,1996, were not subject to the stock split.

  The compensation costs that have been charged against income for restricted stock awards and stock appreciation plan were noted above. Set forth below are the Company's net earnings and earnings per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"):

                                                      1998    1997     1996
-----------------------------------------------------------------------------
Net earnings :
 As reported                                         $124.7   $113.6   $100.1
 Pro forma                                            120.0    107.7     98.0
Basic earnings per share:
 As reported                                         $ 2.79   $ 2.50   $ 2.13
 Pro forma                                             2.68     2.37     2.09
Diluted earnings per share:
 As reported                                         $ 2.68   $ 2.39   $ 2.03
 Pro forma                                             2.58     2.26     1.98

 The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future amounts.

15. PREFERRED STOCK  REDEEMABLE AND NONREDEEMABLE

  The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of the Effective Date, the Company had issued to Cyanamid, a subsidiary of American Home Products Corporation, 8 million shares of preferred stock, of which only the Series C Stock remains outstanding.

  The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option, but not before December 16, 1999, under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. The Series C Stock provides Cyanamid with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree health care and life insurance obligations and certain pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of Cyanamid as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, Cyanamid, as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with Cyanamid's existing representative, would constitute a majority of the Company's Board of Directors.

  The Company on April 8, 1997, signed an agreement with Cyanamid to revise certain of the financial covenants contained in its Series C Stock. Under the revised terms, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 1998, the Company had $429.8 of debt and $430.9 of equity as defined in the Series C Stock covenant and, under the revised terms, would have the ability to incur up to an additional $216.6 in debt.

  The Company on January 22, 1999, signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Series C Stock so that, in addition to restricted payments otherwise permitted under the Series C Stock, which at December 31, 1998, were limited to $17.7, Cytec may make up to $100.0 in special restricted payments solely for the purpose of repurchasing Cytec's common stock.

16. EARNINGS PER SHARE

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for common stockholders for the years ended December 31, 1998, 1997 and 1996:

                                       1998                                1997                                1996
                                                   Per                                 Per                                 Per
                        Income        Shares      Share     Income        Shares      Share     Income        Shares      Share
                      (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
 Net earnings             $124.7     44,714,788    $2.79      $113.6     45,450,139    $2.50      $100.1     47,002,324    $2.13
Effect of dilutive
 securities
Options                      --       1,663,768      --          --       1,992,762       --          --      2,106,281       --
Performance/
 Restricted stock            --          95,954      --          --         108,783       --          --        239,031       --
Put options                  --           3,840      --          --           2,132       --          --            440       --
Warrants                     --           1,763      --          --              --       --          --             --       --
Diluted EPS
 Net earnings             $124.7     46,480,113    $2.68      $113.6     47,553,816    $2.39      $100.1     49,348,076    $2.03

  At December 31, 1998 there were 2,333,762 options outstanding with a weighted average exercise price of $35.86 that were excluded from the above calculation because their inclusion would have had an antidulitive effect on EPS.

17. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREAS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and changes the way the Company reports information about its operating segments, geographic areas of operations and major customers. The Company adopted SFAS 131 in 1998 and has restated the information for 1997 and 1996 in order to conform to the 1998 presentation.

Business Segments The Company has four reportable segments (Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals).

  The Water and Industrial Process Chemicals segment produces paper, water, mining and phosphine chemicals that are mainly used in water and wastewater treatment, paper manufacturing and mineral processing and separation. The principal markets for these products are global, with approximately 48% of sales in the United States.

  The Performance Products segment produces specialty resins, polymer additives, surfactants and specialty monomers that are used in serving the coatings, adhesives and plastics markets. The principal markets for these products are global with approximately 59% of sales in the United States.

  The Specialty Materials segment manufactures and sells aerospace materials that are mainly used in commercial and military aviation and launch vehicles, automobiles, recreational products, satellites and aircraft brakes. Net sales for this business segment are approximately 72% U.S. based. For 1997 and 1998 the segment also included the Bulk and Engineered Molding Compounds businesses, which, except for one minor product line, have since been divested.

  The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine, methanol and sulfuric acid. Approximately one-third of the Company's total production of building block chemicals are used in the manufacture of many of the Company's other products with the remainder sold to third parties.

  The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. All intersegment sales prices are cost based. The Company evaluates the performance of its operating segments based on earnings from operations of the respective segment.

Summarized segment information for the years 1998, 1997 and 1996 is as follows:

                                    Water and
                                   Industrial                              Building
                                     Process    Performance   Specialty     Block       Total
                                    Chemicals     Products    Materials   Chemicals   Segments
----------------------------------------------------------------------------------------------
1998
Net sales to external customers        $349.4        $403.4      $492.2      $199.3   $1,444.3
Intersegment net sales                     --            --          --        38.4       38.4
----------------------------------------------------------------------------------------------
Total net sales                         349.4         403.4       492.2       237.7    1,482.7
Earnings from operations                 34.1          44.2        81.0        35.7      195.0
Percentage of sales                       9.8%         11.0%       16.5%       15.0%      13.2%
Total assets                            220.4         411.2       536.0       247.7    1,415.3
Capital expenditures                     28.1          48.6        10.2        16.9      103.8
Depreciation and amortization            17.5          24.3        18.7        26.7       87.2
----------------------------------------------------------------------------------------------
Net sales to external customers        $351.3        $395.1      $264.3      $265.3   $1,276.0
Intersegment net sales                                                         48.4       48.4
----------------------------------------------------------------------------------------------
Total net sales                         351.3         395.1       264.3       313.7    1,324.4
Earnings from operations                 29.1          42.9        45.1        47.3      164.4
Percentage of sales                       8.3%         10.9%       17.1%       15.1%      12.4%
Total assets                            188.7         324.4       530.4       254.8    1,298.3
Capital expenditures                     28.1          41.5         6.1        15.7       91.4
Depreciation and amortization            16.5          24.1         6.2        26.6       73.4
----------------------------------------------------------------------------------------------
1996
Net sales to external customers        $340.9        $386.3      $159.2      $194.4   $1,080.8
Intersegment net sales                                                         85.8       85.8
----------------------------------------------------------------------------------------------
Total net sales                         340.9         386.3       159.2       280.2    1,166.6
Earnings from operations                 30.5          43.6        29.5        26.6      130.2
Percentage of sales                       8.9%         11.3%       18.5%        9.5%      11.2%
Total assets                            187.8         302.6        84.8       278.2      853.4
Capital expenditures                     17.1          26.5         4.6        17.9       66.1
Depreciation and amortization            15.4          24.9         3.5        25.5       69.3

  The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial
Statements:

                                                 1998       1997       1996
-----------------------------------------------------------------------------
Net Sales:
Net sales from reportable segments             $1,482.7   $1,324.4   $1,166.6
Other revenues(a)                                   0.2       14.6      178.8
Elimination of intersegment revenue               (38.4)     (48.4)     (85.8)
Total consolidated net sales                   $1,444.5   $1,290.6   $1,259.6
-----------------------------------------------------------------------------
Earnings from operations:
Earnings from reportable segments              $  195.0   $  164.4   $  130.2
Corporate unallocated(b)                           (9.5)     (45.2)       5.0
Total consolidated earnings from operations    $  185.5   $  119.2   $  135.2
-----------------------------------------------------------------------------
Total assets:
Assets from reportable segments                $1,415.3   $1,298.3
Other assets                                      315.3      315.8
-----------------------------------------------------------------------------
Total consolidated assets                      $1,730.6   $1,614.1

(a) 1997 and 1996 includes acrylic fibers sales of $11.9 and $136.1, respectively. The acrylic fibers product line was sold on January 31, 1997.

(b) 1997 includes $42.4 of restructuring and other charges.

  Operations by Geographic Areas. Net sales to unaffiliated customers presented below are based upon the sales destination that is consistent with management's view of the business.

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

                                          1998      1997       1996
----------------------------------------------------------------------
Net sales
 United States                          $  890.6   $  782.6  $  766.6
 Other Americas                            117.8      117.7     110.9
 Europe, Mideast, Africa                   301.5      247.8     219.7
 Asia/Pacific Rim                          134.6      142.5     162.4
Total                                   $1,444.5   $1,290.6  $1,259.6
---------------------------------------------------------------------
U.S. exports included in net
sales above
 Other Americas                         $   38.5   $   36.3  $   34.6
 Europe, Mideast, Africa                    43.5       32.9      25.5
 Asia/Pacific Rim                           70.9       75.7     101.4
Total                                   $  152.9   $  144.9  $  161.5
---------------------------------------------------------------------
Earnings from operations(1)
 United States                          $  108.7   $   75.0  $   90.6
 Other Americas                             18.6       17.2      19.7
 Europe, Mideast, Africa                    46.0       15.1      21.3
 Asia/Pacific Rim                           12.2       11.9       3.6
Total                                   $  185.5   $  119.2  $  135.2
---------------------------------------------------------------------
Identifiable assets
 United States                          $  943.9   $  928.8
 Other Americas                            106.2      106.9
 Europe, Mideast, Africa                   191.3      123.7
 Asia/Pacific Rim                           23.3       18.5
Total                                   $1,264.7   $1,177.9
---------------------------------------------------------------------
Equity in net assets of and advances
 to associated companies                   147.4      141.1
Unallocated assets                         318.5      295.1
---------------------------------------------------------------------
Total assets                            $1,730.6   $1,614.1

(1) Earnings from operations in 1997 includes restructuring and other charges of $26.4 and $16.0 in the United States and Europe, respectively.

  Major Customers. U.S. and European sales to Boeing Company and subcontractors for commercial and military aerospace and other components are approximately $200.0 or 13.8% of consolidated net sales in 1998. Sales to Boeing Company and subcontractors are included in the Specialty Materials operating segment. Loss of sales to Boeing Company and subcontractors could have a material impact on the Company's financial results.

18. SUBSEQUENT EVENTS

On January 25, 1999, the Company's Board of Directors approved a program to spend up to $100.0 to repurchase shares of outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes.

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

  The Company's independent auditors, KPMG LLP, have audited the Consolidated Financial Statements. They have indicated in their report that their audits were conducted in accordance with generally accepted auditing standards.

  The Board of Directors exercises its responsibility for these Consolidated Financial Statements through its Audit Committee, composed solely of nonmanagement directors, which meets periodically with management, the internal auditors and the independent auditors to review internal accounting control, auditing and financial reporting matters. The independent auditors and the internal auditors have full and free access to the Audit Committee.


/s/ David Lilley            /s/ James P. Cronin

David Lilley                James P. Cronin

Chairman, President and Chief Executive Officer    Executive Vice President and
                                                   Chief Financial Officer

West Paterson, NJ
January 25, 1999


Independent Auditors' Report


The Board of Directors and Stockholders,
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, NJ
January 25, 1999

Quarterly Data

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                                              1Q      2Q      3Q      4Q      YEAR
------------------------------------------------------------------------------------------------------------------------------------
1998
Net sales                                                                                  $368.2  $365.8  $358.1  $352.4  $1,444.5
Gross profit(1)                                                                             109.7   115.2   105.0   108.0     437.9
Net earnings                                                                                 31.2    34.5    27.0    32.0     124.7
Earnings per common share(2)
 Basic                                                                                     $  .69  $  .76  $  .61  $  .73  $   2.79
 Diluted                                                                                   $  .66  $  .73  $  .59  $  .71  $   2.68
-----------------------------------------------------------------------------------------------------------------------------------
1997
Net sales                                                                                  $306.5  $315.5  $309.0  $359.6  $1,290.6
Gross profit(1)                                                                              71.5    96.4    97.2    94.6     359.7
Net earnings                                                                                 26.9    27.8    28.2    30.7     113.6
Earnings per common share(2)
 Basic                                                                                     $  .59  $  .61  $  .63  $  .68  $   2.50
 Diluted                                                                                   $  .56  $  .59  $  .60  $  .65  $   2.39

 (1) Gross profit is derived by subtracting manufacturing cost of sales from net sales.

(2) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.


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


Name            Age                                   Positions
----------------------------------------------------------------------------------------
D. D. Fry       60          Mr. Fry was Chairman of the Board, Chief Executive Officer and
                            President of the Company from its inception until he was succeeded by
                            David Lilley as President on January 8, 1997, as CEO on May 11, 1998
                            and as Chairman of the Board until his retirement on January 25, 1999.
                            Mr. Fry remains a director of the Company.

D. Lilley       52         Mr. Lilley was elected President and Chief Executive Officer of the
                           Company effective May 11, 1998, having previously served as President and Chief Operating Officer of the Company from January 8, 1997. Mr.
                           Lilley was elected to the additional position of Chairman of the Board on January 25, 1999.  From 1994 until January 7, 1997, he was a Vice
                           President of American Home Products Corporation, responsible for its
                           Global Medical Device business.  Prior to that time, he was Vice
                           President and a member of the Executive Committee of Cyanamid.

J. P. Cronin    45        Mr. Cronin is Executive Vice President and Chief Financial Officer of
                          the Company, having previously served as Vice President and Chief
                          Financial Officer of the Company from its inception until he was elected an Executive Vice President in September 1996.

E.F.Jackman     53        Mr. Jackman is Vice President, General Counsel and Secretary of the
                          Company.

J. W. Hirsch    56        Mr. Hirsch is Vice President, Employee Resources of the Company.

D.M. Drillock   41        Mr. Drillock was elected Controller of the Company in December 1995, having previously served as Controller in a non-officer capacity since
                          December 1993.

T. P. Wozniak   45        Mr. Wozniak is Treasurer of the Company.

       The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Common Stockholders, dated March 22, 1999.

Item 11.  Executive Compensation
          ----------------------

       The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," the Performance Graph," and the "Compensation Committee Interlocks and Insider Participation" sections of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Common Stockholders, dated March 22, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

       The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Common Stockholders, dated March 22, 1999.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

       The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Common Stockholders, dated March 22, 1999.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

       (a)(1) List of Financial Statements:

            Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):

            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the Years Ended
               December 31, 1998, 1997, and 1996
            Consolidated Statements of Comprehensive Income for the Years Ended
               December 31, 1998, 1997, and 1996
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997, and 1996
            Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1998, 1997, and 1996
            Notes to Consolidated Financial Statements

       (a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules for the Years Ended December 31, 1998, 1997, and 1996

            Independent Auditors' Report
            Schedule II - Valuation and Qualifying Accounts

       No schedule other than Schedule II is included in this Annual Report on Form 10-K because the conditions under which any other schedule is required to be filed are absent or because the information required is shown in the financial statements or notes thereto.

       (a)(3) Exhibits. The Exhibit Index filed with this Annual Report on Form 10-K is incorporated by reference herein.
       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 1998.

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


                                CYTEC INDUSTRIES INC.
                                ---------------------
                                (Registrant)



DATE: March 29, 1999            By:   /s/ D. Lilley
                                     ---------------------------------------
                                     D. Lilley
                                     Chairman and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: March 29, 1999                  /s/ D. Lilley
                                     ------------------------------------------
                                     D. Lilley
                                     Chairman and Chief Executive Officer



DATE: March 29, 1999                  /s/ J. P. Cronin
                                     ------------------------------------------
                                     J. P. Cronin, Executive Vice President,
                                     Chief Financial and Accounting Officer


  *______________________________
  F. W. Armstrong, Director

  *______________________________
  G. A. Burns, Director

  *______________________________
  D. D. Fry, Director
                                     * By:   /s/ E. F. Jackman
                                     -----------------------------------------
                                     Attorney in Fact
  *______________________________
  L. L. Hoynes, Jr., Director

  *______________________________
  W. P. Powell, Director

  *______________________________
  J. R. Satrum, Director



Date:  March 29, 1999

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Cytec Industries Inc.:

Under date of January 25, 1999, we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                         /s/ KPMG LLP

                         KPMG LLP

Short Hills, New Jersey
January 25, 1999

                                  SCHEDULE II
                                  -----------


Valuation Allowances
(Millions of dollars)

                                                                Addition or (deductions)    Other
                                                  Balance       Charged or (credited) to    Additions or    Balance
 Description                                      12/31/97      expenses                    (deductions)    12/31/98
Reserves deducted
From related assets:

Doubtful accounts                                $   10.0           $     0.2                $    (1.0)/1/      $   9.2

Total investments
and advances and
Other Assets                                     $   23.0           $     1.5/2/   (2.8)/3/       (1.9)/4/       $  19.8

1) Principally bad debts written off, less recoveries.
2) Provision against unconsolidated equity investments.
3) Liquidation of certain investments in unaffiliated companies, which had been fully reserved
4) Reclassification of allowances related to unconsolidated equity investments and reserve against the stated liquidation value of preferred stock received as a dividend.

                                                                Addition or (deductions)    Other
                                                  Balance       Charged or (credited) to    Additions or    Balance
 Description                                      12/31/96      expenses                    (deductions)    12/31/97

Reserves deducted
From related assets:
Doubtful accounts                                $   11.1                                    $    (1.1)/1/      $  10.0

Total investments
and advances and
Other Assets                                     $    7.2           $     4.9/2/             $     10.9/3/       $  23.0

1) Principally bad debts written off, less recoveries.
2) Provision against equity investments in Criterion Catalyst, an unconsolidated associated company.
3) Reserve against the stated liquidation value of preferred stock received as considation in conjunction with the sale of the acrylic fiber product line.

                                                                Addition or (deductions)    Other
                                                  Balance       Charged or (credited) to    Additions or    Balance
 Description                                      12/31/95      expenses                    (deductions)    12/31/96

Reserves deducted
From related assets:
Doubtful accounts                                $   11.6                                    $    (0.5)/1/      $  11.1

Total investments
and advances and
Other Assets                                     $    7.2                                                       $   7.2

1) Principally bad debts written off, less recoveries.

                                 Exhibit Index
                                 -------------


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

       2.1(c) Transfer and Distribution Agreement Second Amendment, dated as of January 22, 1999 between Cyanamid and the Registrant.

       2.2(a) Preferred Stock Repurchase Agreement (incorporated by reference to exhibit 2(b) to Registrant's registration statement on Form S-3, registration number 33-97328)

       2.2(b) Amendment No. 1 to Preferred Stock Repurchase Agreement (incorporated by reference to exhibit 2(c) to Registrant's registration statement on Form S-3, registration number 33-97328).

       2.3(c) Second Amendment to the Purchase Agreement, dated as of September 29, 1997 (incorporated by reference to exhibit 2.3 to Registrant's current report on Form 8-K dated September 30,
               1997).

       3.1(a) Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

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

       3.2 By-laws (incorporated by reference to exhibit 3.2 to Registrant's quarterly report on Form 10-Q for the quarter ended
               September 30, 1996)

       4.1 Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Registrant's registration statement on Form 10).

       4.2 Certificate of Designations, Preferences and Rights of Series C Preferred Stock (incorporated by reference to exhibit 4.4 to Registrant's annual report on Form 10-K for the year ended December 31, 1993). Reference is also made to exhibits
               2.1(b), 2.1(c), 2.2(a) and 2.2(b).

       4.3 Form of Series C Preferred Stock Certificate (incorporated by reference to exhibit 4.7 to Registrant's registration statement on Form 10).

       4.4(a) Indenture, dated as of March 15, 1998 between the Registrant and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 1 of Registrant's current report on Form 8-K, dated March 18, 1998).

       4.4(b) Supplemental Indenture, dated as of May 11, 1998 between the Registrant and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

       4.5 6.50% Global Note due March 15, 2003 (incorporated by reference to Exhibit 2 of Registrant's current report on Form 8-K dated March 18, 1998).

       4.6 6.75% Global Note due March 15, 2008 (incorporated by reference to Exhibit 3 of Registrant's current report on Form 8-K dated March 18, 1998).

       4.7 6.846% Mandatory Par Put Remarketed Securities due May 11, 2025 (incorporated by reference to Exhibit 4.5 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

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

      10.4     Trademarks and Copyrights Transfer Agreement, Assignment and
               Bill of

               Sale, dated as of December 17, 1993, among Cyanamid, Cytec Technology Corp. and the Registrant (incorporated by reference to exhibit 10.8 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

      10.5 Aminonitrile Manufacturing Services Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant (incorporated by reference to exhibit 10.9(a) to Registrant's annual report on Form 10-K for the year ended December 31,
               1993).

      10.6 Third Amended and Restated Credit Agreement, dated as of August 21, 1998 among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and First Union National Bank, as Documentation Agent (incorporated by reference to exhibit 10.1 to Registrant's quarterly report on form 10-Q for the quarter ended September 30, 1998).

      10.7 364 - Day Credit Agreement, dated as of August 21, 1998 among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and First Union National Bank, as Documentation Agent (incorporated by reference to exhibit 10.2 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30,
               1998).



      10.8(a) Partnership Agreement (the "CYRO Partnership Agreement") between Cyanamid Plastics, Inc., and Rohacryl, Inc., dated July 1,
               1976 (incorporated by reference to exhibit 10.17 to Registrant's registration statement on Form 10).


      10.8(b) Letter amendment, dated February 19, 1993, among CYRO Industries, Cyanamid Plastics Inc. and Rohacryl Inc. to the CYRO Partnership Agreement (incorporated by reference to
               Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).


      10.9(a) Joint Venture Agreement (the "AMEL Joint Venture Agreement") between Cyanamid Melamine, Inc., and DCP Melamine North America, Inc., dated April 15, 1986 (incorporated by reference to exhibit 10.18(a) to Registrant's registration statement on Form 10).

      10.9(b) Amendment No. 1 to AMEL Joint Venture Agreement, dated April 30, 1987, by and between Cyanamid Melamine Inc. and DCP Melamine North America, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

      10.9(c) Amendment No. 2 to AMEL Joint Venture Agreement, dated May 1, 1994, by and between DSM Melamine Americas, Inc. and Cytec Melamine Inc. (incorporated by reference to Exhibit 10.3 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

      10.9(d)  Amendment No. 3 to AMEL Joint Venture Agreement, dated January
               30,

               1995 by and between Cytec Melamine Inc. and DSM Melamine Americas, Inc. (incorporated by reference to Exhibit 10.4 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

      10.9(e) Agreement dated April 15, 1986 between Cyanamid and DSM Chemische Production BV, as amended October 24, 1994 (incorporated by reference to exhibit 10.18(b) to Registrant's annual report on Form 10-K for the year ended December 31, 1994.)

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

      10.13(b) Form of Performance Stock Award/Performance Cash Award Grant
               Letter.

      10.13(c) Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 25, 1999.

      10.13(d) Form of Stock Option Grant Letter.

      10.13(e) Rule No. 2, as amended through January 27, 1997, under 1993 Stock
               Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

      10.13(f) Rule No. 3 under 1993 Stock Award and Incentive Plan, as amended through April 9, 1998.

      10.13(g) Executive Income Continuity Plan, as amended through January
               25, 1999.

      10.13(h) Key Manager Income Continuity Plan, as amended through January
               25, 1999.

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

      10.13(l) Cytec Executive Supplemental Employees Retirement Plan, as amended (incorporated be reference to exhibit 10.13(l) to Registrant's annual report on Form 10-K for the year ended December 31, 1997).

      10.13(m) Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit 10(G) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

      10.13(n) Cytec Supplemental Savings and Profit Sharing Plan, as amended through December 8, 1997 (incorporated by reference to exhibit 10.13(n) to Registrant's annual report on Form 10-K for the year ended December 31, 1997).

      10.13(o) Consulting Agreement between the Registrant and D.D. Fry, dated
               January 25, 1999 as revised and restated March 3, 1999.

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

      10.13(t) Cytec Industries Inc. Estate Enhancement Plan including form of agreement, form of death benefit agreement, and form of election to forego compensation and enrollment form (incorporated by reference to Exhibit 10.13(u) to Registrant's annual report on Form 10-K for the year ended December 31, 1997).

      10.13(u) Stock option, dated January 25, 1999, issued to D. D. Fry.

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

      12       Computation of Ratio of Earnings to Fixed Charges

      21       Subsidiaries of the Company

      23       Consent of KPMG LLP

      24(a-f)  Powers of Attorney of F. W. Armstrong, G. W. Burns, D. D. Fry,
               L. L. Hoynes, Jr., W. P. Powell and J. R. Satrum.


      27       Financial Data Schedule