Form 10-Q
period 1999-03-31
CYTEC INDUSTRIES INC/DE/
filed 1999-05-14
CIK 912513

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q

(Mark One)

/   X   /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

                                        OR

 /       /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --------            SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from           to
                                            ---------    ------------

                        Commission file number 1-12372

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

                          Five Garret Mountain Plaza
                        West Paterson, New Jersey 07424
                        -------------------------------
                   (Address of principal executive offices)

                                 973-357-3100
                                 ------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,774,917 shares of Common Stock, par value $.01 per share, were outstanding March 31, 1999.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                     INDEX


                                                                        Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements                             3

           Consolidated Statements of Income                             3

           Consolidated Balance Sheets                                   4

           Consolidated Statements of Cash Flows                         5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12

   Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                            17

Part II -  Other Information                                            18

   Item 1. Legal Proceedings                                            18

   Item 2. Changes in Securities                                        20

   Item 4. Submission of Matters to a Vote of
           Security Holders                                             20

   Item 6. Exhibits and Reports on Form 8-K                             21

   Exhibit Index                                                        23

                        PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements
           ---------------------------------

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Millions of dollars, except per share amounts)

                                                        Three Months
                                                           Ended
                                                          March 31,
                                                      1999         1998
                                                      ----         ----

 Net sales                                            $355.3       $368.2

 Manufacturing cost of sales                           249.9        258.4
 Selling and technical services                         37.1         38.2
 Research and process development                       10.3         10.9
 Administrative and general                             11.4         12.3
 Amortization of acquisition intangibles                 2.8          2.2
                                                      ------       ------

 Earnings from operations                               43.8         46.2

 Other income, net                                       2.3          2.9

 Equity in earnings of associated companies              4.2          5.1

 Interest expense, net                                   6.9          4.7
                                                      ------       ------

 Earnings before income taxes                           43.4         49.5

 Income tax provision                                   15.2         18.3
                                                      ------       ------

 Net earnings                                          $28.2        $31.2
                                                      ======       ======

 Earnings per common share                            $ 0.65       $ 0.69
     Basic                                            $ 0.63       $ 0.66
     Diluted



See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

                                                                             March 31,           December 31,
 Assets                                                                        1999                  1998
                                                                               ----                  ----
 Current assets
   Cash and cash equivalents                                                  $ 10.7               $   1.7
   Accounts receivable, less allowance for doubtful
     accounts of $9.2 in 1999 and 1998                                         239.4                 241.3
   Inventories                                                                 138.1                 140.5
   Deferred income taxes                                                        72.1                  72.9
   Other current assets                                                         28.1                  21.2
                                                                           ---------              --------
      Total current assets                                                     488.4                 477.6

 Equity in net assets of and advances to associated
   companies                                                                   150.0                 147.4

 Plants, equipment and facilities, at cost                                   1,352.8               1,363.0
   Less:  accumulated depreciation                                            (691.8)               (695.5)
                                                                           ---------              --------
      Net plant investment                                                     661.0                 667.5
 Acquisition intangibles,
    net of accumulated amortization                                            350.3                 349.5
 Deferred income taxes                                                          67.6                  62.6
 Other assets                                                                   26.7                  26.0
                                                                           ---------              --------
 Total assets                                                               $1,744.0              $1,730.6
                                                                           =========              ========

 Liabilities and Stockholders' Equity
 Current liabilities
   Short-term borrowings                                                    $  -                     $10.3
   Accounts payable                                                           102.7                   99.9
   Accrued expenses                                                           226.3                  243.9
   Income taxes payable                                                        64.1                   40.3
                                                                           ---------              --------
      Total current liabilities                                               393.1                  394.4

 Long-term debt                                                               431.5                  419.5
 Other noncurrent liabilities                                                 479.4                  485.7

 Stockholders' Equity
  Preferred stock, 20,000,000 shares authorized; issued
   and outstanding 4,000 shares, Cumulative Series C,
   $.01 par value at liquidation value of $25 share                             0.1                   0.1
  Common stock, $.01 par value per share, 150,000,000
   shares authorized, issued 48,132,640 in 1999 and
   48,142,961 in 1998                                                           0.5                   0.5
  Additional paid-in capital                                                  161.2                 162.4
  Retained earnings                                                           484.3                 456.2
  Unearned compensation                                                        (3.0)                 (1.7)
  Accumulated translation adjustments                                         (13.1)                 (5.1)
  Treasury stock, at cost, 5,357,723 shares in 1999 and
   4,952,881 shares in 1998                                                  (190.0)               (181.4)
                                                                           ---------              --------
      Total stockholders' equity                                              440.0                 431.0
                                                                           ---------              --------
 Total liabilities and stockholders' equity                                $1,744.0             $ 1,730.6
                                                                           =========              ========



See accompanying Notes to Consolidated Financial Statements.

                            CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                        (Millions of dollars)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  1999          1998
                                                                                  ----          ----
 Cash flows provided by (used for) operating activities
 Net earnings                                                                     $28.2         $31.2
   Adjustments to reconcile net earnings to net cash provided by operating activities:
    Equity in undistributed net earnings of associated companies                   (3.8)         (5.1)
    Depreciation                                                                   20.3          19.1
    Amortization                                                                    2.8           3.3
    Deferred income taxes                                                          (4.4)        (12.9)
    Gain on sale of assets                                                         (2.4)            -
    Other                                                                          (0.3)         (0.5)
   Changes in operating assets and liabilities
    Accounts receivable                                                            (4.6)        (15.7)
    Inventories                                                                     0.6          (3.6)
    Accounts payable                                                                5.1          (8.4)
    Accrued expenses                                                              (13.8)         (5.4)
    Income taxes payable                                                           23.8          37.8
    Other assets                                                                  (10.0)         (9.5)
    Other liabilities                                                              (6.4)         (4.6)
                                                                                --------     ---------
 Net cash flows provided by operating activities                                   35.1          25.7
                                                                                --------     ---------

 Cash flows provided by (used for) investing activities
    Additions to plants, equipment and facilities                                 (17.8)        (24.7)
    Proceeds from sale of assets                                                    5.7           -
    Acquisition of business                                                        (4.0)          -
                                                                                --------     ---------
 Net cash flows used for investing activities                                     (16.1)        (24.7)
                                                                                --------     ---------

 Cash flows provided by (used for) financing activities
    Proceeds from the exercise of stock options                                     0.4           2.1
    Purchase of treasury stock                                                    (12.8)            -
    Change in short-term borrowings                                               (10.3)            -
    Change in long-term debt                                                       12.0          19.4
    Proceeds received on sale of put options                                        0.6           0.5
                                                                                --------     ---------

 Net cash flows (used for) provided by financing activities                       (10.1)         22.0
                                                                                --------     ---------

 Effect of exchange rate changes on cash and cash equivalents                       0.1          (0.1)
                                                                                --------     ---------

 Increase in cash and cash equivalents                                              9.0          22.9

 Cash and cash equivalents, beginning of period                                     1.7           6.4
                                                                                --------     ---------

 Cash and cash equivalents, end of period                                         $10.7         $29.3
                                                                                ========     =========




See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

(1)     Basis of Presentation
        ---------------------

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of March 31, 1999 and for the three months ended March 31, 1999 and 1998. Such adjustments are of a normal, recurring nature. The consolidated statement of income for the three months ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.

(2)     Acquisitions and Dispositions
        -----------------------------

On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The acquisition was recorded under the purchase method of accounting and resulted in an excess of the purchase price over the assets acquired of $3.5 which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. The acquired business was integrated into the Company's existing Water and Industrial Process Chemicals segment.

On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business excluding land, buildings and one product line to Rogers Corporation of Manchester, Connecticut for $4.3.

During 1998 the Company acquired assets of the OrePrep minerals processing product line ("OrePrep"), Dyno Industrier's global amino coating resins business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in the former Dyno-Cytec joint venture, and The American Materials and Technologies Corporation ("AMT"). All three acquisition have been accounted for under the purchase method of accounting and consolidated results of operations have been included from the date of acquisition. In addition, on November 23, 1998, the Company completed the sale of its bulk molding compounds business. For a more detailed description of the 1998 acquisitions and disposition refer to the first six paragraphs of Note 2 to the consolidated financial statements contained in the Company's 1998 Annual Report on Form 10-K, which is incorporated by reference herein.

(3)     Restructuring of Operations
        ---------------------------

Cash payments related to the $38.4 of pre-tax restructuring charges incurred during 1997 were $3.4 and $4.2 for the three months ended March 31, 1999 and 1998,

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


respectively. At March 31, 1999, the remaining liability to be paid was $14.4, essentially all of which is for employee related costs. The payouts and personnel reductions related to the restructuring plan are expected to be substantially completed by the end of 1999 with the exception of certain long-term payouts for employee severance.

(4)     Earnings Per Share (EPS)
        ------------------------

Basic earnings per common share excludes dilution and was computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period plus (i.e., increased) all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock.

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three months ended March 31, 1999 and 1998:

                                                                          Three Months Ended March 31,
                                                             1999                                             1998
                                                             ----                                             ----
                                                         Weighted Avg.       Per                          Weighted Avg.      Per
                                            Income          Shares          Share         Income            Shares          Share
                                          (Numerator)     (Denominator)    Amount        (Numerator)     (Denominator)      Amount
                                          -----------     -------------    -----         -----------     -------------      ------
 Basic EPS
 Net earnings                                $28.2       43,186,176       $0.65            $ 31.2          45,457,981      $ 0.69

 Effect of dilutive securities
 Options                                        -         1,430,359          -                -             1,912,197          -
 Performance/Restricted stock                   -            70,368          -                -                42,160          -
 Warrants                                       -             7,694          -                -                     -          -
 Diluted EPS
 Net earnings divided by the
   weighted average shares plus
   assumed conversions                       $28.2       44,694,597       $0.63            $ 31.2          47,412,338      $ 0.66

(5)     Recently Issued Statements Of Financial Accounting Standards
        ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, which becomes effective for the Company beginning January 1, 2000, establishes accounting and operating standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations, financial position or cash flow.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

(6)     Inventories
        -----------

The components of inventories at March 31, 1999 and December 31, 1998 were as follows:

                                                 March 31,     December 31,
                                                   1999            1998
                                                   ----            ----
               Finished goods                    $  83.9         $  87.6
               Work in process                      18.1            16.0
               Raw materials & supplies             74.6            75.4
                                                 -------         -------
                                                   176.6           179.0
               Less reduction in LIFO cost         (38.5)          (38.5)
                                                 -------         -------
                                                 $ 138.1         $ 140.5
                                                 =======         =======

(7)     Equity in Earnings of Associated Companies
        ------------------------------------------

Summarized financial information for the Company's equity in earnings of associated companies is as follows:

                                                             Three Months
                                                                Ended
                                                                March 31,
                                                            1999      1998
                                                            ----      ----
                    Net sales                              $131.1    $154.3
                    Gross profit                             32.9      43.1
                    Net income                                8.4      15.6
                                                           ------    ------
                    The Company's equity in earnings
                     of associated companies               $  4.2    $  5.1
                                                           ======    ======

The above associated companies information for 1998 includes the results of the former Dyno-Cytec joint venture.

(8)     Long-Term Debt
        --------------

At March 31, 1999 and December 31, 1998, the Company's long-term debt consisted of the following:

                                            March 31,        December 31,
                                              1999              1998
                                              ----              ----
               Credit Facility               $112.0            $100.0
               364-Day Facility                   -                 -
               Public Debt                    319.5             319.5
                                             ------            ------
                                             $431.5            $419.5
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

In accordance with the above policies, as of March 31, 1999 and December 31, 1998, the aggregate environmental related accruals were $133.7 and $136.1, respectively, of which $25.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 1999 and 1998 was $3.4 and $3.2, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs that, in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period and the timing of such payments cannot be predicted with any confidence.

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

(10)    Comprehensive Income
        --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 1999 and 1998, were as follows:

                                                           Three Months Ended
                                                                March 31,
                                                            1999        1998
                                                            ----        ----
          Net earnings                                     $28.2        $31.2
          Other comprehensive income:
             Foreign currency translation adjustments       (8.0)        (0.3)
                                                           -----        -----
          Comprehensive income                             $20.2        $30.9
                                                           =====        =====

(11)    Other Financial Information
        ---------------------------

Taxes paid for the three months ended March 31, 1999 and 1998 were approximately $5.7 and $1.8, respectively. Interest paid for the three months ended March 31, 1999 and 1998 was approximately $8.2 and $5.6, respectively.

On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of outstanding common stock. Through March 31, 1999, the Company had repurchased 510,800 shares at a cost of $12.8 under this program. The Company expects, based on current market conditions and other factors, to complete this repurchase program by the end of 2000. Depending on the level, price and timing of repurchases, additional borrowings may be required.

During the first three months of 1999, in connection with the Company's stock repurchase program, the Company sold put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company. The 300,000 put options outstanding at March 31, 1999 expire on various dates in July 1999 and have exercise prices ranging from $21.68 to $21.99. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

                        CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
              (Millions of dollars, except share and per share amounts)

(12)    Segment Information
        -------------------

Summarized segment information for the Company's four reportable segments for the three months ended March 31, 1999 and 1998 was as follows:

                                                Three Months Ended March 31,
                                                   1999          1998
                                                   ----          ----
 Net sales
 ---------
 Water and Industrial Process Chemicals           $ 87.5       $  82.3
 Performance Products                              106.9          97.0
 Specialty Materials                               120.1         131.9
 Building Block Chemicals
   Sales to external customers                      40.7          56.8
   Intersegment sales                               10.0          10.0
                                                 -------       -------

 Net sales from reportable segments                365.2         378.0

 Other revenues                                      0.1           0.2
 Elimination of intersegment revenue               (10.0)        (10.0)
                                                 -------       -------
 Total consolidated net sales                     $355.3        $368.2
                                                 =======       =======


                                                           % of           % of
                                                          Sales           Sales
                                                          -----           -----
Earnings from operations
------------------------
Water and Industrial Process Chemicals            $  9.5   11%     6.6     8%
Performance Products                                12.4   12%    11.1    11%
Specialty Materials                                 21.5   18%    21.3    16%
Building Block Chemicals                             2.6    5%     8.9    13%
                                                  ------         -----

Earnings from reportable segments                   46.0   13%    47.9    13%

Corporate and Unallocated                           (2.2)         (1.7)
                                                  ------         -----
Total consolidated earnings from operations       $ 43.8   12%    46.2    13%
                                                  ======         =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

First Quarter of 1999 versus First Quarter of 1998
--------------------------------------------------

Net sales for the first quarter of 1999 were $355.3 as compared to $368.2 in the first quarter of 1998. The decrease is principally attributable to a decline in sales of $16.1 in the Building Block Chemicals segment and inclusion in the first quarter of 1998 of $7.2 in sales from the divested molding compound product line. This decrease was partially offset by stronger Latin America sales, as well as sales generated as a result of acquisitions, namely: the OrePrep minerals processing product line; Dyno Industrier's global amino coating resins business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in the former Dyno-Cytec joint venture; The American Materials and Technologies Corporation ("AMT"); and the Nottingham Company's industrial minerals product line.

Sales for the first quarter of 1999 outside of the United States represented 42.0% of total revenue compared to 36.3% last year. The increase was mainly due to an increase of mining product sales in Latin America, the Dyno Business sales in Europe, and inclusion of molding compound product line sales in the first quarter of 1998, which are principally U.S. based.

Sales in the Asia/Pacific region represented 9.2% of total consolidated sales in the first quarter of 1999. The Company's sales in the region were up 1.6% from the prior year period due mainly to increased sales volume in Water and Industrial Process Chemicals and Performance Products partially offset by lower selling prices of Building Block Chemicals products.

Segment Results

Water and Industrial Process Chemicals sales increased 6.3% to $87.5 and earnings from operations increased 43.9% to $9.5. The sales increase was primarily in mining chemicals and phosphine chemicals, while the other product lines were essentially flat. Selling volumes were up 6.9%, with the acquisitions of the OrePrep and Nottingham industrial mineral product lines accounting for approximately one-third of the improved volume. Selling prices were down 0.6%. The improved operating earnings were the result of the higher mining chemical sales, lower raw material purchase costs, and a reduction in operating expenses as a percentage of sales.

Performance Products sales increased 10.2% to $106.9 and operating earnings increased 11.7% to $12.4. The sales increase was due to the acquisition of the Dyno Business in July of last year, which added about $8.5 to sales for the quarter and higher sales in the polymer additives and surfactant and specialty monomers product lines. Sales volumes were up 15.6% of which 8.8% was due to the Dyno Business acquisition. For the segment, selling prices declined 5.4% with the largest decrease in polymer additives. The improved operating earnings were attributable to higher sales and lower manufacturing costs.

Specialty Materials sales were $120.1, a decrease of 8.9% although operating earnings improved 0.9% to $21.5 million, largely the result of initiatives started late last year. The benefits of the manufacturing rationalization programs are now beginning to be realized. Approximately $9.8 of the sales decrease was due to lower sales of the molding compounds product line of which $7.2 is the result of the divestiture of polyester molding compounds, while the acquisition of AMT in the fourth quarter of last year added about $8.7 to sales for this quarter. Excluding the effect of acquisitions and divestitures, selling volumes were down 5.8% as a result of the expected reductions in demand in the U.S. commercial aerospace market. The commercial aerospace market should continue to trend downward but we expect this to be offset somewhat by new product introductions, new applications and qualifications for our products and an improving military aerospace market. Selling prices decreased 1.4% but the decrease was offset by lower raw material costs.

Building Block Chemicals sales to external customers were $40.7, a 28.3% decrease. Operating earnings were $2.6 compared to $8.9 for the same quarter last year. Acrylonitrile selling prices remain depressed and the production facility continues to run at a 65% rate. Methanol selling prices were also below the prior year levels. The methanol plant was idled as a result of the low selling prices in February and it is expected to remain down for the entire second quarter. Raw material costs, primarily propylene and natural gas, were down from the year ago period offsetting some of the reduction in selling prices. For the segment overall, selling prices were down 15.1% and selling volumes declined 13.2%.

Manufacturing cost of sales were 70.3% of net sales in the first quarter of 1999 and were essentially flat when compared to 70.2% in 1998. Manufacturing costs in 1999 continued to benefit from plant efficiencies, the result of restructuring initiatives undertaken in 1997, and improved product mix. Offsetting these benefits were the adverse effects of price reductions in the Performance Products segment as well as price and selling volume declines in the Building Block Chemicals segment.

Selling and technical service expenses decreased $1.1 reflecting the benefits from business consolidations.

Research and process development expenses decreased $0.6 primarily reflecting the Company's business focused efforts and cost reduction initiatives at the Stamford, Connecticut research facility.

Administrative and general expenses decreased $0.9 reflecting the Company's continued cost reduction efforts.

Amortization of acquisition intangibles expense increased $0.6 due to the additional intangibles resulting from the acquisition of the Dyno Business, AMT, and the OrePrep and Nottingham industrial minerals product lines.

Other income, net was $2.3 for the first quarter of 1999 and included approximately $2.6 of gains from divested product lines.

Equity in earnings of associated companies was down $0.9, as a result of the purchase of the remaining 50% ownership in and subsequent consolidation of the Dyno Business. Also, Criterion Catalyst's sales were down due to lower volume and price in hydrotreating catalysts as customers idled several refining units. The Company expects this market to remain difficult for the remainder of 1999. Excluding this, earnings from associated companies were relatively flat.

Interest expense, net was $6.9 and increased $2.2 in 1999 reflecting the increase in long-term debt.

The income tax provision was reduced to a rate of 35% from 37% in 1998. This was primarily due to improved tax planning in the foreign and state tax areas as well as benefits from increased sales through the Company's foreign sales corporation.

Net earnings decreased to $28.2 down 9.6% from the $31.2 for the same period last year. Diluted earnings per share decreased from $0.66 in 1998 to $0.63 in 1999, a 4.5% decrease.

Liquidity and Financial Condition
---------------------------------

At March 31, 1999, the Company's cash balance was $10.7, an increase of $9.0 from year-end 1998.

Net cash flows provided by operating activities totaled $35.1, compared to $25.7 for the three months ended March 31, 1998. The most significant factor affecting this increase was the Company's lower working capital levels in the first quarter of 1999.

Net cash flows used for investing activities totaled $16.1 compared to $24.7 in 1998. Included in 1999 was funding for the Nottingham acquisition of $4.0, offset by proceeds of $5.7 associated with the sale of the molding compounds product lines. Capital additions were $17.8 compared to $24.7 in 1998. Capital additions in 1998 included two large construction projects in the Performance Products segment - the Benzotriazole light stabilizer plant in Botlek, The Netherlands and the expansion of the surfactants plant in the Willow Island, West Virginia facility. For the full year 1999, the Company estimates capital spending to be in the range of $80.0 to $85.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 1999.

Net cash flows used for financing activities totaled $10.1 for the three months ended March 31, 1999. This compares to $22.0 of net cash flows provided by financing activities for the same period in 1998. In connection with the stock repurchase program discussed below, during the first three months of 1999, the Company purchased 510,800 shares of treasury stock at a cost of $12.8. No purchases of treasury stock were made during the comparable period of 1998. Also, during the first three months of 1999, $10.3 of foreign currency denominated short-term borrowings were paid off. Partially offsetting these uses of cash was an increase in long-term debt of $12.0.

During the first three months of 1999, in connection with the Company's stock repurchase program, the Company sold put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company. The 300,000 put options outstanding at March 31, 1999 expire on various dates in July 1999 and have exercise prices ranging from $21.68 to $21.99. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

The Company on January 22, 1999 signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Company's Series C Cumulative Preferred Stock ("Series C Stock") so that, in addition to restricted payments otherwise permitted under the Series C Stock, which at March 31, 1999, were limited to $13.4, Cytec may make up to $100.0 in special restricted payments solely for the purpose of repurchasing Cytec's common stock. On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of outstanding common stock. Through March 31, 1999, the Company had repurchased 510,800 shares at a cost of $12.8 under this program. The Company expects, based on current market conditions and other factors, to complete this repurchase program by the end of 2000. Depending on the level, price and timing of repurchases, additional borrowings may be required.

OTHER

Year 2000
---------
The Company has conducted a comprehensive review of its information technology systems ("IT Systems") and its process control and other systems that use micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 issue results from computer programs using two digits rather than four to define the applicable year. Any of the Company's systems that have time-sensitive software features may recognize a date using "00" in the last two places as the year 1900 rather than the year 2000. If not addressed, this could result in a system failure or miscalculations, and in the case of Non-IT systems that are non-compliant, could have a material adverse impact on the integrity and safety of the Company's chemical manufacturing processes.

The Company has developed a phased program to address its Year 2000 issues. The first phase, which consisted of identifying the Company's IT and Non-IT Systems, has been completed. The second phase consisted of determining whether those systems were Year 2000 compliant, primarily based on certifications from the vendors of such systems, and developing cost estimates to remediate noncompliant systems. The second phase is also complete. The Company's current estimate is that it will incur external costs in the range of $5.0 to $6.0 to remediate noncompliant systems, of which $2.6 has been spent to date, and of which the remaining funds mostly consist of: (i) funds committed but not yet spent; (ii) the cost of non-mission critical systems and equipment; and (iii) the cost of testing. This estimate may change materially as the Company reviews the results of its work in the first two phases on a plant- by-plant basis using both internal and external resources and as the Company continues to implement required remediation. The Company does not track its internal costs in connection with Year 2000 issues, but does not believe they are material. The third phase of the Company's program is ongoing and consists of remediating noncompliant systems that are critical to the Company's operations. The Company has largely completed the third phase. The Company now plans to remediate the remaining mission critical systems, complete the testing of mission critical systems and to remediate, if appropriate, noncritical systems by the end of the second quarter of 1999, although in several cases the actual installation of previously-prepared corrections will be scheduled to occur later in order to coincide with previously-scheduled plant "maintenance-turnarounds".

The Company is developing contingency plans for addressing any problems in completing implementation of all necessary remediation by the Year 2000. The Company has begun to address the Year 2000 status of its material customers and suppliers by seeking verification that their systems and processes are, or by December 31, 1999, will be, Year 2000 compliant. These efforts may need to be refined as more information becomes available. The Company also is reviewing the Year 2000 compliance efforts of the four associated companies in which it has a 50% equity interest.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers, suppliers or government agencies to remediate Year 2000 problems in their IT and Non-IT Systems (which cannot be controlled or corrected by the Company) or any general economic slowdown due to Year 2000 problems could also have a material adverse impact on the operations of the Company. Although more serious problems could occur (including but not limited to events affecting the safety of the Company's production process, many of which involve hazardous materials), the Company believes that the "most reasonably likely worst case scenario" as a result of the Company, customers, suppliers or government agencies not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of finished products, delays in the receipt of raw materials and invoice and collection errors. These consequences could have a material adverse impact on the Company's results of operation, financial condition and cash flows. As part of its contingency plan, the Company plans to address these potential consequences and mitigate the adverse effect any such disruptions may have on the Company's operations.

Euro Conversion
---------------

On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries adopted the euro as their common legal currency on that date. Effective January 1, 1999, a newly created European Central Bank assumed control of monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The Company's principal plants in Europe are in The Netherlands, the United Kingdom and Norway, and the Company has sales offices and generates sales throughout Europe. The Netherlands is a participating country, whereas the United Kingdom and Norway are not currently participating countries.

Since January 1, 1999, the Company has been in a position to trade in euros. The Company has initiated and is evaluating on an ongoing basis the effects, if any, of the euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the euro conversion on revenues, expenses and income from continuing operations; the impact on cash management and treasury management functions; the competitive implications of increased price transparency; the ability to adapt information technology to accommodate euro-denominated transactions; the market risks with respect to financial instruments; the continuity of material contracts; and the potential tax consequences.

The Company does not believe that the initial remeasurement of the euro as the functional currency for those operations within the participating countries will result in any gains or losses since conversion rates to the euro for participating countries will be irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required in order for them to be euro compliant. The Company, however, does not currently believe that the euro conversion will have a material operational or financial impact.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

For a discussion of market risks at year-end, refer to Item 7a of the Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

During the first three months of 1999, in connection with the Company's stock repurchase program, the Company sold put options in connection with the Company's stock repurchase program. For a further discussion, see Note 11 of the Notes to Consolidated Financial Statements.

Comments on Forward-Looking Statements
--------------------------------------

A number of the statements made by the Company in Quarterly Report on Form 10-Q, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's outlook for 1999 and beyond, the accretiveness of acquisitions, pricing trends and forces within the industry, the completion dates of, and expenditures for, capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company, the effects of and the timing for remediation of the Year 2000 issue, and other statements of expectation, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; the rate of recovery of the Asian economies from the financial crisis that began in 1997; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

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

The Company is a defendant in twenty-six cases pending in state courts in Brazoria, Jefferson and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Four of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company is also one of multiple defendants in one case (originally brought in Texas by multiple plaintiffs who claimed they were injured due to exposure to asbestos) which has been transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania, for coordination of pretrial activities, primarily discovery. The Company believes that its involvement in all but five of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in four suits pending in California Superior Court in San Francisco and Alameda counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of six plaintiffs (out of 32 randomly selected members of the class) was completed in July 1998. In December, 1998 the trial court signed a Judgement recalling the Court's prior Class Action Certification Order and dismissing all Class Action claims in the case. The Judgment also dismissed, with prejudice, the claims of the six named plaintiffs whose cases had been tried in July. The case continues as a non-class action on behalf of the other named plaintiffs. Plaintiffs have appealed the Court's Judgment.

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

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in four cases pending in state courts in the states of New York and Ohio. In the first suit, pending in New York State Supreme Court, New York County, the plaintiff, the New York City Housing Authority, seeks damages for the cost of removing lead-based paints from buildings in two public housing projects operated by the Housing Authority. The second and third suits, also filed in New York State Supreme Court (Erie and Bronx Counties, respectively), were brought on behalf of minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. In all three cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fourth suit is a class action brought against the Company and ten other defendants in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter. The plaintiffs seek compensatory and punitive damages for injuries allegedly caused by exposure to lead-based paints.

The Company is one of several defendants in five suits filed in New Jersey State Court in Middlesex County by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in products sold by the Company. Two of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. A third case involving the Allied Textile site has been brought in New Jersey Superior Court, Middlesex County, against the Company and several other defendants on behalf of a class consisting of former employees of Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

The Company also has been named as one of several defendants in twenty-four suits filed in Louisiana State Courts in St. Bernard and Orleans Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a grand jury in the U.S. District Court for the Central District of California. The subpoena relates to a Grand Jury Investigation of the carbon fiber and prepeg industry. The Company has no reason to believe that it is a target of a grand jury investigation.

See also the first four paragraphs of "Environmental Matters" under Item 1 of the Company's 1998 Annual Report on Form 10-K, and Note 9 of the Notes to

Consolidated Financial Statements (unaudited) in Part I, item (1), which are incorporated by reference herein.

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

Item 2.  Changes in Securities
         ---------------------

During the first three months of 1999, in connection with the Company's stock repurchase program, the Company sold put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company. The 300,000 put options outstanding at March 31, 1999 expire on various dates in July 1999 and have exercise prices ranging from $21.68 to $21.99. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

See also item 4 below.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

In January 1999, the Company signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Company's Series C Cumulative Preferred Stock ("Series C Stock") so that, in addition to restricted payments otherwise permitted under the Series C Stock, the Company may make up to $100.0 million in special restricted payments solely for the purpose of repurchasing Company stock.

   (a) The Company held its annual meeting of Common Stockholders on May 10, 1999. At this meeting, the stockholders voted on the election of Directors.

  (b) The only substantive matter voted on at the annual meeting was the election of directors.

Messrs. D. D. Fry and J. R. Satrum were each elected Directors at the Annual Meeting for a three-year term ending in 2002 by the following margins:

Name                         Votes For                  Votes Withheld
----                         ---------                  --------------
D. D. Fry                    39,396,115                    388,733
J. R. Satrum                 39,385,659                    399,189

In addition, Mr. L. L. Hoynes, Jr. was re-elected to the Board by the unanimous written consent of the sole holder of the Company's Series C Cumulative Preferred Stock.

The terms of office as a Director of Messrs F. W. Armstrong, G. A. Burns, D. Lilley and W. P. Powell continue after the meeting.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a).    Exhibits
                --------

See Exhibit Index on page 23 for exhibits filed with this Quarterly Report on Form 10-Q.

        (b).    Reports on Form 8-K
                -------------------

The Company has not filed a current report on Form 8-K during the first quarter of 1999.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYTEC INDUSTRIES INC.

                               By:/s/ James P. Cronin
                                  -------------------
                                   James P. Cronin
                                   Executive Vice President and Chief Financial
                                   Officer

May 14, 1999

Exhibit Index
-------------

10.13 (l)      Cytec Executive Supplemental Employees' Retirement Plan (As
               amended through January 25, 1999)

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1999 and 1998

27             Financial Data Schedule

99             Material Incorporated by reference from Annual Report on
               Form 10-K