Form 10-Q
period 1999-06-30
CYTEC INDUSTRIES INC/DE/
filed 1999-08-12
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              -------------------

                                    FORM 10-Q

(Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
__                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

/_/           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from        to
                                                ------    ------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,800,367 shares of Common Stock, par value $.01 per share, were outstanding at June 30, 1999.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Page

Part I - Financial Information

  Item 1.    Consolidated Financial Statements                             3

             Consolidated Statements of Income                             3

             Consolidated Balance Sheets                                   4

             Consolidated Statements of Cash Flows                         5

             Notes to Consolidated Financial Statements                    6

  Item 2.    Management's Discussion and Analysis of

             Financial Condition and Results of Operations                13

  Item 3.    Quantitative and Qualitative Disclosures

             About Market Risk                                            21

Part II - Other Information                                               22

  Item 1.    Legal Proceedings                                            22

  Item 4     Submission of Matters to a Vote of
             Security Holders                                             24

  Item 6.    Exhibits and Reports on Form 8-K                             24

  Exhibit Index                                                           26

                         PART I - FINANCIAL INFORMATION

Item 1.  - Consolidated Financial Statements
           ---------------------------------

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)


                                                                    Three Months             Six Months
                                                                      Ended                     Ended
                                                                     June 30,                  June 30,
                                                                1999          1998          1999       1998
                                                                ----          ----          ----       ----
Net sales                                                      $359.1        $365.8        $714.4     $734.0

Manufacturing cost of sales                                     246.9         250.6         496.9      509.0
Selling and technical services                                   37.3          39.0          74.5       77.2
Research and process development                                  9.6          11.4          19.8       22.3
Administrative and general                                       13.2          12.4          24.6       24.7
Amortization of acquisition intangibles                           2.6           2.1           5.3        4.3
                                                               ------        ------         -----      -----

Earnings from operations                                         49.5          50.3          93.3       96.5

Other income, net                                                 0.6           3.5           2.9        6.4

Equity in earnings (losses) of associated companies              (0.2)          6.1           4.0       11.2

Interest expense, net                                             6.8           5.1          13.6        9.8
                                                               ------        ------         -----      -----

Earnings before income taxes                                     43.1          54.8          86.6      104.3

Income tax provision                                             15.1          20.3          30.3       38.6
                                                               ------        ------          -----      ----

Net earnings                                                    $28.0         $34.5         $56.3      $65.7
                                                               ======        ======         =====      =====

Earnings per common share
    Basic                                                       $0.65         $0.76         $1.31      $1.45
    Diluted                                                     $0.63         $0.73         $1.26      $1.38


         See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

                                                                       June 30,     December 31,
Assets                                                                    1999          1998
                                                                          ----          ----
Current assets
  Cash and cash equivalents                                             $ 27.7         $  1.7
  Accounts receivable, less allowance for doubtful
    accounts of $9.2 in 1999 and 1998                                    246.8          241.3
  Inventories                                                            133.8          140.5
  Deferred income taxes                                                   69.1           72.9
  Other current assets                                                    23.6           21.2
                                                                        ------         ------
     Total current assets                                                501.0          477.6

Equity in net assets of and advances to associated
  companies                                                               145.4         147.4

Plants, equipment and facilities, at cost                               1,361.5       1,363.0
  Less:  accumulated depreciation                                        (706.6)       (695.5)
                                                                       --------      --------
     Net plant investment                                                 654.9         667.5

Acquisition intangibles,
   net of accumulated amortization                                        342.3         349.5
Deferred income taxes                                                      62.0          62.6
Other assets                                                               24.2          26.0
                                                                       --------      --------
Total assets                                                           $1,729.8      $1,730.6
                                                                       ========      ========

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                                                  $  -           $10.3
  Accounts payable                                                         98.5          99.9
  Accrued expenses                                                        224.4         243.9
  Income taxes payable                                                     56.7          40.3
                                                                       --------      --------
     Total current liabilities                                            379.6         394.4

Long-term debt                                                            416.5         419.5
Other noncurrent liabilities                                              466.0         485.7

Stockholders' Equity
 Preferred stock, 20,000,000 shares authorized;
 issued and outstanding 4,000
  shares, Series C Cumulative,
  $.01 par value at liquidation value of $25 share                          0.1           0.1
 Common stock, $.01 par value per share, 150,000,000
  shares authorized; issued 48,132,640 in 1999 and
  48,142,961 in 1998                                                        0.5           0.5
 Additional paid-in capital                                               161.5         162.4
 Retained earnings                                                        512.4         456.2
 Unearned compensation                                                     (3.1)         (1.7)
 Accumulated translation adjustments                                      (14.6)         (5.1)
 Treasury stock, at cost, 5,332,273 shares in 1999 and
  4,952,881 shares in 1998                                               (189.1)       (181.4)
                                                                       --------      --------
     Total stockholders' equity                                           467.7         431.0
                                                                       --------      --------
Total liabilities and stockholders' equity                             $1,729.8     $ 1,730.6
                                                                       ========     =========


         See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                               1999     1998
                                                               ----     ----
Cash flows provided by (used for) operating activities
Net earnings                                                   $56.3    $65.7
  Noncash items included in earnings:
   Equity in undistributed earnings of associated companies      0.8     (8.1)
   Depreciation                                                 40.5     38.4
   Amortization                                                  6.1      5.8
   Deferred income taxes                                         3.8     (2.4)
   Gain on sale of assets                                       (2.9)      -
   Other                                                         0.4     (0.8)
  Changes in operating assets and liabilities:
   Accounts receivable                                         (13.5)   (27.7)
   Inventories                                                   4.4     (2.7)
   Accounts payable                                              1.4    (11.4)
   Accrued expenses                                             (9.7)     4.0
   Income taxes payable                                         16.3     35.4
   Other assets                                                 (3.8)   (14.0)
   Other liabilities                                           (14.6)   (11.9)
                                                              ------    -----
Net cash flows provided by operating activities                 85.5     70.3
                                                              ------    -----

Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities               (37.6)   (49.7)
   Proceeds from sale of assets                                  8.0       -
   Acquisition of business                                      (4.0)    (9.0)
   Change in other investments                                    -       4.1
                                                              ------    -----
Net cash flows used for investing activities                   (33.6)   (54.6)
                                                              ------    -----

Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options and warrants      0.8      2.6
   Purchase of treasury stock                                  (13.0)   (29.8)
   Change in short-term borrowings                             (10.3)      -
   Change in long-term debt                                     (3.0)    35.4
   Debt issuance costs                                            -      (6.9)
   Proceeds received on sale of put options                      0.6      1.0
                                                              ------    -----

Net cash flows (used for) provided by financing activities     (24.9)     2.3
                                                              ------    -----

Effect of exchange rate changes on cash and cash equivalents    (1.0)     -
                                                              ------    -----

Increase in cash and cash equivalents                           26.0     18.0

Cash and cash equivalents, beginning of period                   1.7      6.4
                                                              ------    -----

Cash and cash equivalents, end of period                       $27.7    $24.4
                                                              ======    =====


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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)      Acquisitions and Dispositions
         ------------------------------

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

During 1998 the Company acquired assets of the OrePrep minerals processing product line, Dyno Industrier's global amino coating resins business, which consisted primarily of Dyno's 50% interest in the former Dyno-Cytec joint venture, and The American Materials and Technologies Corporation. All three acquisitions have been accounted for under the purchase method of accounting and consolidated results of operations have been included from the date of acquisition. In addition, on November 23, 1998, the Company completed the sale of its bulk molding compounds business. For a more detailed description of the 1998 acquisitions and dispositions, refer to Note 2 of the consolidated financial statements, which is incorporated by reference herein and contained in the Company's 1998 Annual Report on Form 10-K.

(3)      Restructuring of Operations
         ----------------------------

Cash payments related to the $38.4 of pre-tax restructuring charges incurred during 1997 were $7.7 for the six months ended June 30, 1999 and $12.9 and $8.4 for the years ended December 31, 1998 and 1997, respectively. At June 30, 1999, the remaining liability to be paid was $10.0, essentially all of which is for employee related costs.

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

(4)      Earnings Per Share (EPS)
         ------------------------

Basic earnings per common share excludes dilution and was computed by dividing net earnings by the weighted-average number of common shares outstanding, which includes shares outstanding (less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards under the 1993 Stock Award and Incentive Plan, weighted for the period outstanding. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds thereof had been used to repurchase common stock.

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended June 30, 1999 and 1998:

                                                                        Three Months Ended June 30,
                                     |                        1999                   |                      1998
                                     |                        ----                   |                      ----
                                     |                     Weighted Avg.       Per   |                   Weighted Avg.       Per
                                     |       Income           Shares          Share  |     Income           Shares          Share
                                     |    (Numerator)      (Denominator)     Amount  |  (Numerator)      (Denominator)     Amount
                                     |    -----------      --------------    ------  |  -----------      -------------     ------
                                     |                                               |
Basic EP                             |                                               |
---------                            |                                               |
Net earnings                         |          $28.0         42,971,313      $0.65  |        $34.5         45,442,875      $0.76
                                     |                                               |
Effect of dilutive securities        |                                               |
-----------------------------        |                                               |
Options                              |              -          1,665,072          -  |            -          1,960,922          -
Performance/Restricted stock         |              -             78,036          -  |            -            102,826          -
Warrants                             |              -              5,426          -  |            -                  -          -
Put options                          |              -                  -          -  |            -             50,749          -
Diluted EPS                          |                                               |
-----------                          |                                               |
Net earnings divided by the          |                                               |
  weighted average shares plus       |                                               |
  assumed conversions                |            $28.0         44,719,847    $0.63  |        $34.5         47,557,372      $0.73

                                                                          Six Months Ended June 30,
                                     |                        1999                   |                      1998
                                     |                        ----                   |                      ----
                                     |                     Weighted Avg.       Per   |                    Weighted Avg.      Per
                                     |       Income           Shares          Share  |    Income           Shares           Share
                                     |    (Numerator)      (Denominator)     Amount  |  (Numerator)      (Denominator)     Amount
                                     |    -----------      -------------     ------  |  -----------      -------------     ------
                                     |                                               |
Basic EPS                            |                                               |
---------                            |                                               |
Net earnings                         |          $56.3         43,074,257      $1.31  |       $ 65.7         45,450,386     $ 1.45
                                     |                                               |
Effect of dilutive securities        |                                               |
-----------------------------        |                                               |
Options                              |              -          1,547,716          -  |            -          1,936,560          -
Performance/Restricted stock         |              -             74,202          -  |            -             72,493          -
Warrants                             |              -              6,560          -  |            -                  -          -
Put options                          |              -                  -          -  |            -             25,374          -
Diluted EPS                          |                                               |
-----------                          |                                               |
Net earnings divided by the          |                                               |
  weighted average shares plus       |                                               |
  assumed conversions                |          $56.3         44,702,735      $1.26  |       $ 65.7         47,484,813     $ 1.38

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(5)      Recently Issued Statements Of Financial Accounting Standards
         -----------------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. As originally issued, SFAS 133 would have been effective for the Company beginning January 1, 2000. However, in July 1999 the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,"which delays the effective date of SFAS 133 by one year. SFAS 133 will now become effective for the Company beginning January 1, 2001. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations and financial position.

(6)      Inventories
         -----------

The components of inventories at June 30, 1999 and December 31, 1998 were as follows:

                                                    June 30,        December 31,
                                                      1999              1998
                                                      ----              ----
               Finished goods                      $  78.6            $ 87.6
               Work in process                        17.9              16.0
               Raw materials & supplies               75.8              75.4
                                                   -------           -------
                                                     172.3             179.0
               Less reduction in LIFO cost           (38.5)            (38.5)
                                                   -------           -------
                                                   $ 133.8           $ 140.5
                                                   =======           =======


(7)      Equity in Earnings (Losses) of Associated Companies
         ---------------------------------------------------

Summarized financial information for the Company's equity in earnings (losses) of associated companies for the three and six months ended June 30, 1999 and 1998 was as follows:

                                          Three Months              Six Months
                                              Ended                   Ended
                                             June 30,                June 30,
                                        1999          1998       1999         1998
                                        ----          ----       ----         ----
Net sales                              $128.1        $152.5     $259.2       $306.8
Gross profit                             24.6          39.4       57.5         82.5
Net income (loss)                        (1.0)         11.1        7.8         26.6
                                       ------        ------     ------       ------
The Company's equity in earnings
 (losses) of associated companies       $(0.2)         $6.1       $4.0        $11.2
                                       ======        ======     ======       ======

The above associated companies' information for 1998 includes the results of the former Dyno-Cytec joint venture, which the Company acquired on July 31, 1998.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(8)      Long-Term Debt
         --------------

At June 30, 1999 and December 31, 1998, the Company's long-term debt consisted of the following:


                                           June 30,        December 31,
                                             1999              1998
                                             ----              ----
           Credit Facility                   $97.0            $100.0
           364-Day Facility                      -                 -
           Public Debt                       319.5             319.5
                                            ------            ------
                                            $416.5            $419.5
                                            ======            ======


On May 14, 1999, the Company entered into an interest rate swap agreement wherein the counterparty agreed to pay Cytec a fixed interest rate of 6.2375% and Cytec agreed to pay the counterparty a floating interest rate equal to the six-month London Interbank Offered Rate ("LIBOR") on a notional amount of $25.0. The swap agreement matures in March, 2008 and effectively converts $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008 to a floating rate. The fair value of the swap agreement is not recognized in the financial statements. Interest rate differentials paid or received under this agreement are recorded as adjustments to interest expense.

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

In accordance with the above policies, as of June 30, 1999 and December 31, 1998, the aggregate environmental related accruals were $130.6 and $136.1, respectively, of which $25.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 1999 and 1998 was $7.5 and $10.8, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

(10)     Comprehensive Income
         --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 1999 and 1998, were as follows:

                                                     Three Months              Six Months
                                                         Ended                    Ended
                                                        June 30,                June 30,
                                                   1999          1998      1999           1998
                                                   ----          ----      ----           ----
Net earnings                                      $28.0         $34.5     $56.3          $65.7
Other comprehensive loss:
   Foreign currency translation adjustments        (1.5)         (1.8)     (9.5)          (2.1)
                                                  -----         -----     -----          -----
Comprehensive income                              $26.5         $32.7     $46.8          $63.6
                                                  =====         =====     =====          =====

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(11)     Other Financial Information
         ---------------------------

Taxes paid for the six months ended June 30, 1999 and 1998 were approximately $14.8 and $15.9, respectively. Interest paid for the six months ended June 30, 1999 and 1998 was approximately $14.2 and $7.1, respectively.

On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. Through June 30, 1999, the Company had repurchased 518,545 shares at a cost of $13.0 under this program. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long term growth strategies, including research and development, global expansion and in particular, opportunities for strategic acquisitions arising from consolidation in the specialty chemicals industry.

During January 1999, in connection with the Company's stock repurchase program, the Company sold put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.68 to $21.99. During July 1999, the 300,000 put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such options.

(12)     Segment Information
         -------------------

Summarized segment information for the Company's four segments for the three and six months ended June 30, 1999 and 1998 was as follows:

                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                       1999                1998               1999                1998
                                                       ----                ----               -----               ----
Net sales
---------
Water and Industrial Process Chemicals           $   94.3                 $  88.3            $ 181.9             $ 170.6
Performance Products                                112.4                   100.7              219.3               197.7
Specialty Materials                                 114.6                   128.5              234.7               260.4
Building Block Chemicals
  Sales to external customers                        37.7                    48.3               78.4               105.1
  Intersegment sales                                  8.9                    10.1               18.9                19.9
                                                 --------                 -------            -------             -------

Net sales from segments                             367.9                   375.9              733.2               753.7

Other revenues                                        0.1                     0.0                0.1                 0.2
Elimination of intersegment revenue                  (8.9)                  (10.1)             (18.9)              (19.9)
                                                 --------                 -------            -------             -------
Total consolidated net sales                      $ 359.1                 $ 365.8            $ 714.4             $ 734.0
                                                 ========                 =======            =======             =======

                                                             % of                % of                % of                % of
Earnings from operations                                     Sales               Sales               Sales              Sales
------------------------                                     -----               -----               -----              -----
Water and Industrial Process Chemicals             $12.3      13%      $ 9.3      11%      $21.8      12%      $15.9      9%
Performance Products                                14.6      13%       11.9      12%       27.0      12%       23.0     12%
Specialty Materials                                 22.8      20%       21.1      16%       44.3      19%       42.4     16%
Building Block Chemicals                             2.5       5%       11.2      19%        5.1       5%       20.2     16%
                                                   -----      ---       ----                ----                ----

Earnings from segments                              52.2      14%       53.5      14%       98.2      13%      101.5     13%

Corporate and Unallocated                           (2.7)               (3.2)               (4.9)               (5.0)
                                                   -----               -----               -----               -----
Total consolidated earnings from operations        $49.5      14%      $50.3      14%      $93.3      13%      $96.5     13%
                                                   =====               =====               =====               =====


                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(13)     Subsequent Events
         -----------------

On August 4, 1999, the Company announced that it had signed a definitive agreement for the acquisition of Inspec Mining Chemicals S.A. ("IMC"), a manufacturer of specialty mining chemicals, from Laporte plc for approximately $25.0 in cash. IMC has two manufacturing operations in Chile, as well as an R&D center located in Santiago, Chile. The acquisition is subject to normal closing conditions.

           (Millions of dollars, except share and per share amounts)


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Second Quarter of 1999 versus Second Quarter of 1998
----------------------------------------------------

Net sales for the second quarter of 1999 were $359.1 as compared to $365.8 in the second quarter of 1998. The decrease is principally due to $10.6 lower sales in the Building Block Chemicals segment and $13.9 lower sales in the Specialty Materials segment. This decrease was partially offset by sales increases in the Water and Industrial Process Chemicals and Performance Products segments of $6.0 and $11.7, respectively.

Sales outside of the United States for the second quarter of 1999 were 43.2% of total sales as compared to 36.8% in the second quarter of 1998. International sales increased across all regions. Sales in the Europe/Mideast/Africa region were $84.6, up 13.6% from the prior year period. More than 85 percent of the sales increase was from amino resins sales generated as a result of the acquisition of Dyno Industrier's global amino coatings resins business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in the former Dyno-Cytec joint venture. The Company's sales in the Asia/Pacific region were $37.3, up 17.3% from the prior year period due mainly to an increase of selling volumes in the Water and Industrial Process Chemicals, Performance Products, and Building Block Chemicals segments. Sales in Latin America were $18.0, up 15.4% due to higher mining sales in Chile, partially offset by lower resins sales in Brazil.

Segment Results

Water and Industrial Process Chemicals sales increased 6.8% to $94.3 and earnings from operations increased 32.3% to $12.3. The sales increase was primarily in mining chemicals, while the other product lines were essentially flat. Overall, selling volumes were up 9.5%, with the acquisitions of the OrePrep and Nottingham industrial mineral product lines accounting for approximately one-third of the improved volume. The increase in selling volumes was partially offset by lower selling prices, which were down about 2.1%, and the adverse effect of exchange rate changes, which reduced sales another 0.5%. The improved earnings from operations were primarily the result of the stronger performance in mining chemicals' and lower raw material costs.

Performance Products sales increased 11.6% to $112.4 and earnings from operations increased 22.7% to $14.6. The sales increase was due mainly to the acquisition of the Dyno Business in July of last year, which added about $8.8 to sales for the quarter, and higher selling volumes in the polymer additives product line. Overall, selling volumes were up 16.6%, while selling prices and exchange rate changes negatively impacted sales 4.7% and 0.3%, respectively. Approximately one-half of the 16.6% increase in selling volumes resulted from the acquisition of the Dyno Business. The improved earnings from operations were attributable to the higher sales volume and lower manufacturing costs.

Specialty Materials sales were $114.6, down 10.8% from the previous year. Earnings from operations however, improved 8.1% to $22.8 largely the result of synergies achieved through acquisitions, as well as cost savings initiatives started late last year, the benefits of which are now beginning to be realized.

Approximately $12.5 of the sales decrease was due to lower sales in divested and discontinued product lines, $8.9 of which is the result of the divestiture of the molding compounds product lines. The acquisition of The American Materials and Technologies Corporation ("AMT") in the fourth quarter of last year added about $7.5 to sales for the quarter. Excluding the effect of acquisitions and divestitures, selling volumes were down 5.2%, largely the result of expected reductions in demand by the U.S. commercial aerospace industry. The commercial aerospace industry is expected to continue to trend downward, but this is expected to be offset somewhat by new product introductions, applications and qualifications. Selling prices decreased 1.4%, but the decrease was offset by lower raw material costs.

Building Block Chemicals sales to external customers were $37.7, a 21.9% decrease. Earnings from operations were $2.5 compared to $11.2 in the second quarter of 1998. For the quarter, acrylonitrile selling prices and demand remained weak. However, export acrylonitrile pricing started to improve late in the quarter and the production levels increased to nearly 95% capacity by the end of the quarter mainly due to increased demand in the Far-East and to replenish low inventory levels. In February, the methanol plant was idled as a result of market conditions and low selling prices and it is expected to remain down at least through August. Raw material costs, primarily propylene and natural gas, were down from the year ago period offsetting some of the reduction in selling prices. For the segment overall, selling prices were down 16.8% and selling volumes declined 4.5%.

Manufacturing cost of sales was 68.8% of net sales in the second quarter of 1999 and was essentially flat when compared to 68.5% in 1998. Manufacturing costs in 1999 continued to benefit from plant efficiencies, the result of restructuring initiatives undertaken in 1997, and improved product mix. Offsetting these benefits were the adverse effects of price reductions in the Water and Industrial Process Chemicals and Performance Product segments as well as price and selling volume decreases in the Building Block Chemicals and Specialty Materials segments.

Selling and technical service expenses decreased $1.7 reflecting the benefits of business consolidations.

Research and process development expenses decreased $1.8 primarily reflecting the Company's decentralization of research to business units and restructuring initiatives at the Stamford, Connecticut research facility. In addition, patent costs were lower as these costs tend to fluctuate quarter to quarter depending on activity.

Administrative and general expenses increased $0.8. Higher costs associated with certain litigation were primarily responsible for the increase.

Amortization of acquisition intangibles expense increased $0.5 due to the additional intangibles resulting from the acquisition of the Dyno Business, AMT, and the OrePrep and Nottingham industrial minerals product lines.

Equity in earnings of associated companies was down $6.3 primarily due to lower sales and earnings by Criterion Catalyst. Increased production capacity and difficult economic conditions in the refining industry affected operations at Criterion Catalyst. The result has been much lower selling prices and an adverse product mix for hydrotreating catalysts. The Company has begun the process of reviewing all alternatives for this equity investment. CYRO Industries earnings were also down, primarily as a result of lower selling prices. Equity earnings were also down $0.9 as a result of the purchase of the remaining 50% ownership in and subsequent consolidation of the Dyno Business. The Company expects second half equity earnings to be well below the prior year period.

Interest expense, net was $6.8 and increased $1.7 in 1999 reflecting the increase in long-term debt.

The income tax provision was reduced to a rate of 35% from 37% in 1998. This was primarily due to improved tax planning in the foreign and state tax areas, as well as benefits from the Company's foreign sales corporation.

Net earnings decreased to $28.0, down 18.8% from the $34.5 in the second quarter of 1998. Diluted earnings per share decreased from $0.73 in 1998 to $0.63 in 1999, a decrease of 13.7%.

First Half of 1999 versus First Half of 1998
--------------------------------------------

Net sales for the first half of 1999 were $714.4 as compared to $734.0 in the first half of 1998. The decrease is principally due to $26.7 lower sales in the Building Block Chemicals segment and $25.7 lower sales in the Specialty Materials segment. This decrease was partially offset by sales increases in the Water and Industrial Process Chemicals and Performance Products segments of $11.3 and $21.6, respectively.

Sales outside of the United States for the first half of 1999 were 42.6% of total sales as compared to 36.5% in the first half of 1998. International sales increased across all regions. Sales in the Europe/Mideast/Africa region were $166.9, up 12.5% from the first half of 1998. More than 90 percent of the sales increase was from amino resins sales generated as a result of the Dyno Business acquisition. The Company's sales in the Asia/Pacific region were $70.0, up 9.2% from the first half of 1998 due mainly to an increase of selling volumes in the Water and Industrial Process Chemicals and Performance Products segments. Specialty Materials and Building Block Chemicals sales in the region were down slightly from the previous year. Sales in Latin America were $35.2, up 19.7% due to higher mining sales.

Segment Results

Water and Industrial Process Chemicals sales increased 6.6% to $181.9 and earnings from operations increased 37.1% to $21.8. The sales increase was primarily in mining chemicals, while the other product lines were essentially flat. Overall, selling volumes were up 8.4%, with the acquisitions of the OrePrep and Nottingham industrial mineral product lines accounting for approximately one-third of the improved volume. The increase in selling volumes was partially offset by lower selling prices, which were down about 1.8%. The improved earnings from operations were primarily the result of the stronger performance in mining chemicals'.

Performance Products sales increased 10.9% to $219.3 and earnings from operations increased 17.4% to $27.0. The sales increase was due mainly to the acquisition of the Dyno Business in July of last year, which added about $17.3 to sales for the first half of 1999, and higher sales volume in the specialty resins and polymer additives product lines. Overall, selling volumes were up 16.3%, while selling prices and exchange rate changes negatively impacted sales 5.1% and 0.2%, respectively. Approximately one-half of the 16.3% increase in selling volumes resulted from the acquisition of the Dyno Business. The improved earnings from operations were attributable to the higher sales volume and lower manufacturing costs.

Specialty Materials sales were $234.7, down 9.9% from the previous year. Earnings from operations, however, improved 4.5% to $44.3 largely the result of synergies achieved through acquisitions, as well as cost savings initiatives started late last year, the benefits of which are now beginning to be realized. Approximately $18.8 of the sales decrease was due to the divestiture of the molding compounds product lines and, another $3.2 due to discontinued product lines. The acquisition of AMT in the fourth quarter of last year added about $16.2 to sales for first half of 1999. Excluding the effect of acquisitions and divestitures, selling volumes were down 6.0% and selling prices decreased 1.4%.

Building Block Chemicals sales to external customers were $78.4, a 25.4% decrease. Earnings from operations were $5.1 compared to $20.2 for the first half of 1998. For the first six months of 1999 acrylonitrile selling prices and demand remained weak. However, export acrylonitrile pricing started to improve late in the period and the production levels increased to nearly 95% capacity by the end of the period mainly due to increased demand in the Far-East and to replenish low inventory levels. In February, the methanol plant was idled as a result of market conditions and low selling prices and it is expected to remain down at least through August. Raw material costs, primarily propylene and natural gas, were down from the year ago period offsetting some of the reduction in selling prices. For the segment overall, selling prices were down 16.1% and selling volumes declined 9.2%.

Manufacturing cost of sales was 69.6% of net sales in the first half of 1999 and was essentially flat when compared to 69.3% in 1998. Manufacturing costs in 1999 continued to benefit from plant efficiencies, the result of restructuring initiatives undertaken in 1997, and improved product mix. Offsetting these benefits were the adverse effects of price reductions in the Water and Industrial Process Chemicals and Performance Products segments as well as price and selling volume declines in the Building Block Chemicals and Specialty Materials segments.

Selling and technical service expenses decreased $2.7 reflecting the benefits of business consolidations.

Research and process development expenses decreased $2.5 primarily reflecting the Company's decentralization of research to business units and restructuring initiatives at the Stamford, Connecticut research facility. Patent costs were up for the first six months of 1999.

Administrative and general expenses were $24.6 for the first half of 1999 and were essentially flat when compared to $24.7 in 1998.

Amortization of acquisition intangibles expense increased $1.0 due to the additional intangibles resulting from the acquisition of the Dyno Business, AMT, and the OrePrep and Nottingham industrial minerals product lines.

Other income, net was $2.9 for the first half of 1999 and included approximately $3.8 of gains from divested product lines. Last year other income, net was $6.4 and included gains on the sale of investments in unaffiliated companies.

Equity in earnings of associated companies was down $7.2 primarily due to lower earnings by Criterion Catalyst. Increased production capacity and difficult economic conditions in the refining industry affected operations at Criterion

Catalyst. The result has been much lower selling prices and an adverse product mix for hydrotreating catalysts. The Company has begun the process of reviewing all alternatives for this equity investment. CYRO Industries earnings were also down, primarily as a result of lower selling prices. Equity earnings were also down $1.6 as a result of the purchase of the remaining 50% ownership in and subsequent consolidation of the Dyno Business. The Company expects second half equity earnings to be well below the prior year period.

Interest expense, net was $13.6 and increased $3.8 in 1999 reflecting the increase in long-term debt.

The income tax provision was reduced to a rate of 35% from 37% in 1998. This was primarily due to improved tax planning in the foreign and state tax areas, as well as benefits from the Company's foreign sales corporation.

Net earnings decreased to $56.3 down 14.3% from the $65.7 for the same period last year. Diluted earnings per share decreased from $1.38 in 1998 to $1.26 in 1999, a decrease of 8.7%.

Liquidity and Financial Condition
---------------------------------

At June 30, 1999, the Company's cash balance was $27.7, an increase of $26.0 from year-end 1998.

Net cash flows provided by operating activities totaled $85.5 for the six months ended June 30, 1999, compared to $70.3 for the six months ended June 30, 1998. The most significant factor affecting this increase was the Company's lower working capital levels.

Net cash flows used for investing activities totaled $33.6 for the six months ended June 30, 1999, compared to $54.6 for the six months ended June 30, 1998. Included in 1999 was funding for the Nottingham acquisition of $4.0, offset by proceeds of $5.9 from the sale of the molding compounds product lines and $2.1 from the sale of other assets. Capital additions were $37.6 compared to $49.7 in 1998. Capital additions in 1998 included three large construction projects in the Performance Products and Water and Industrial Process Chemicals segments - the Benzotriazole light stabilizer plant in Botlek, The Netherlands, the expansion of the surfactants plant in the Willow Island, West Virginia facility and the expansion of emulsion capacity in Mobile, Alabama. For the full year 1999, the Company estimates capital spending to be in the range of $80.0 to $85.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 1999.

Net cash flows used for financing activities totaled $24.9 for the six months ended June 30, 1999, compared to $2.3 of net cash flows provided by financing activities for the six months ended June 30, 1998. In connection with the stock repurchase program discussed below, the Company purchased 518,545 shares of treasury stock at a cost of $13.0 during the first six months of 1999. This compares to the purchase of 617,900 shares of treasury stock at a cost of $29.8 during the comparable period of 1998. Also, during the first six months of 1999, $10.3 of foreign currency denominated short-term borrowings were paid-off. The first six months of 1998 included an increase in long-term debt of $35.4.

During January, 1999, in connection with the Company's stock repurchase program, the Company sold put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.68 to $21.99. During July 1999, the 300,000 put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such options.

The Company on January 22, 1999 signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Company's Series C Cumulative Preferred Stock ("Series C Stock") so that, in addition to restricted payments otherwise permitted under the Series C Stock, which at June 30, 1999, were limited to $35.4, Cytec may make up to $100.0 in special restricted payments solely for the purpose of repurchasing Cytec's common stock. On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. As indicated above, through June 30, 1999, the Company had repurchased 518,545 shares at a cost of $13.0 under this program. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long term growth strategies, including research and development, global expansion and in particular, opportunities for strategic acquisitions arising from consolidation in the specialty chemicals industry.

On May 14, 1999, the Company entered into an interest rate swap agreement wherein the counterparty agreed to pay Cytec a fixed interest rate of 6.2375% and Cytec agreed to pay the counterparty a floating interest rate equal to the six-month London Interbank Offered Rate ("LIBOR") on a notional amount of $25.0. The swap agreement matures in March, 2008 and effectively converts $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008 to a floating rate. The fair value of the swap agreement is not recognized in the financial statements. Interest rate differentials paid or received under this agreement are recorded as adjustments to interest expense.

OTHER

Year 2000
---------
The Company has conducted a comprehensive review of its information technology systems ("IT Systems") and its process control and other systems that use micro-controllers ("Non-IT Systems") to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs using two digits rather than four to define the applicable year. Any of the Company's systems that have time-sensitive software features may recognize a date using "00" in the last two places as the year 1900 rather than the year 2000. If not addressed, this could result in a system failure or miscalculations, and in the case of Non-IT systems that are non-compliant, could have a material adverse impact on the integrity and safety of the Company's chemical manufacturing processes.

The Company has developed a phased program to address its Year 2000 issues. The first phase, which consisted of identifying the Company's IT and Non-IT Systems, has been completed. The second phase consisted of determining whether those systems were Year 2000 compliant, primarily based on certifications from the vendors of such systems, and developing cost estimates to remediate noncompliant systems. The second phase is also complete. The Company's current estimate is that it will incur external costs in the range of $5.0 to $6.0 to remediate noncompliant systems, of which $3.5 has been spent to date, and of which the remaining funds mostly consist of: (i) funds committed but not yet spent; (ii) the cost of non-mission critical systems and equipment; and (iii) the cost of testing. This estimate may change materially as the Company completes its final testing and as the Company continues to implement required remediation. The Company does not track its internal costs in connection with Year 2000 issues, but does not believe they are material.

The third phase of the Company's program is ongoing and consists of remediating noncompliant systems that are critical to the Company's operations. The Company has largely completed the third phase. The Company now plans to remediate the remaining mission critical systems, complete the testing of mission critical systems and to remediate, if appropriate, noncritical systems by the end of the third quarter of 1999, although in several cases the actual installation of previously-prepared corrections will be scheduled to occur later in order to coincide with previously-scheduled plant maintenance turnarounds. In one case, a decision was made to shut down a plant on December 31, 1999 and begin an expansion turnaround on or about the first business day of January, 2000. In this case, the remediation of noncompliant mission critical systems is scheduled to occur during the expansion turnaround.

The Company is developing contingency plans for addressing any problems in completing implementation of all necessary remediation by the Year 2000. The Company has been addressing the Year 2000 status of its material customers and suppliers by seeking verification that their systems and processes are, or by December 31, 1999, will be, Year 2000 compliant. To date, all material customers and suppliers have indicated that they will be Year 2000 compliant. These efforts may need to be refined as more information becomes available. The Company also is reviewing the Year 2000 compliance efforts of the four associated companies in which it has a 50% equity interest.

Failure to complete any necessary remediation by the Year 2000 may have a material adverse impact on the operations of the Company. Failure of third parties, such as customers, suppliers or government agencies to remediate Year 2000 problems in their IT and Non-IT Systems (which cannot be controlled or corrected by the Company) or any general economic slowdown due to Year 2000 problems could also have a material adverse impact on the operations of the Company. Although more serious problems could occur (including but not limited to events affecting the safety of the Company's production processes, many of which involve hazardous materials), the Company believes that the "most reasonably likely worst case scenario" as a result of the Company, customers, suppliers or government agencies not being fully Year 2000 compliant includes temporary plant closings, delays in the delivery of finished products, delays in the receipt of raw materials and invoice and collection errors. These consequences could have a material adverse impact on the Company's results of operation, financial condition and cash flows. As part of its contingency plan, the Company is addressing these potential consequences in order to mitigate the adverse effect any such disruptions may have on the Company's operations.

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

Since January 1, 1999, the Company has been in a position to conduct business in euros. The Company has initiated and is evaluating on an ongoing basis the effects, if any, of the euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the euro conversion on revenues, expenses and income from continuing operations; the impact on cash management and treasury management functions; the competitive implications of increased price transparency; the ability to adapt information technology to accommodate euro-denominated transactions; the market risks with respect to financial instruments; the continuity of material contracts; and the potential tax consequences.

The Company does not believe that the introduction of the euro notes and coins as well as the withdrawal of participating currency notes and coins, which is scheduled to begin January 1, 2002, will result in any gains or losses since conversion rates to the euro for participating countries were irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required in order for them to be euro compliant. The Company, however, does not currently believe that the euro conversion will have a material operational or financial impact.

Comments on Forward-Looking Statements
--------------------------------------

A number of the statements made by the Company in the Quarterly Report on Form 10-Q, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; the rate of recovery of the Asian economies from the financial crisis that began in 1997; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of associated companies, and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of market risks at year-end, refer to Item 7a of the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

During January, 1999, in connection with the Company's stock repurchase program, the Company sold put options in connection with the Company's stock repurchase program. In July, 1999, the put options expired unexercised. For a further discussion, see Note 11 of the Notes to Consolidated Financial Statements.

On May 14, 1999, the Company entered into an interest rate swap agreement that effectively converted $25.0 of the Company's 6.75% fixed rate borrowings to floating rate. For a further discussion, see Note 8 of the Notes to Consolidated Financial Statements.

During the first quarter of 1999, the Company paid off the $10.3 of foreign currency denominated short-term borrowings outstanding at December 31, 1998.

Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

In connection with the Spin-off, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook, NJ Facility. In connection with its acquisition of substantially all of the assets of Fiberite, Inc., the Company assumed responsibility for certain liabilities relating to Fiberite's business. As a result, although Cyanamid or Fiberite is the named defendant in cases relating to events prior to the Spin-off or the acquisition of Fiberite, respectively, the Company is the party in interest and is herein described as the defendant.

The Company is a defendant in twenty-nine cases pending in state courts in Bowie, Brazoria, Jefferson and Tarrant counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Two of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company believes that its involvement in all but nine of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in six suits pending in California Superior Court in San Francisco and Alameda counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of six plaintiffs (out of 32 randomly selected members of the class) was completed in July 1998. In December, 1998 the trial court signed a Judgment recalling the Court's prior Class Action Certification Order and dismissing all Class Action claims in the case. The Judgment also dismissed, with prejudice, the claims of the six named plaintiffs whose cases had been tried in July. The case continues as a non-class action on behalf of the other named plaintiffs. Plaintiffs have appealed the Court's Judgment.

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

The Company is also the defendant in six class actions filed in St. Charles Parish Court, Louisiana on behalf of persons who allegedly sustained injury as a result of an exotherm and fire at the Company's Fortier facility on January 5, 1999. The Company has little information on whether, or to what extent, most members of the alleged class actually suffered any injury.

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in five cases pending in state and federal courts in the states of New York and Ohio. In the first suit, pending in New York State Supreme Court, New York County, the plaintiff, the New York City Housing Authority, seeks damages for the cost of removing lead-based paints from buildings in two public housing projects operated by the Housing Authority. The second and third suits, also filed in New York State Supreme Court (Erie and Bronx Counties, respectively), were brought on behalf of minor children, who seek damages for personal injuries allegedly caused by ingestion of lead-based paints. The fourth case, filed in United States District Court for the Northern District of New York, also was brought on behalf of a minor child who seeks damages for personal injuries allegedly caused by ingestion of lead based paints. In all four cases, the Company is named a defendant as the alleged successor to the MacGregor Lead Company, from which the Company purchased certain assets in 1971. The fifth suit is a class action brought against the Company and ten other defendants in the Court of Common Pleas in Cuyahoga County, Ohio on behalf of children with blood levels of lead greater than 20 micrograms per deciliter. The plaintiffs seek compensatory and punitive damages for injuries allegedly caused by exposure to lead-based paints.

The Company is one of several defendants in five suits filed in New Jersey State Courts in Essex and Middlesex Counties by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in products sold by the Company. Two of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. A third case involving the Allied Textile site has been brought in New Jersey Superior Court, Middlesex County, against the Company and several other defendants on behalf of a class consisting of former employees of Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

The Company also has been named as one of several defendants in twenty-seven suits filed in Louisiana State Courts in St. Bernard and Orleans Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its annual meeting of Common Stockholders on May 10, 1999. At this meeting, the only substantive matter voted on was the election of Directors.

Messrs. D. D. Fry and J. R. Satrum were each elected Directors at the Annual Meeting for a three-year term ending in 2002 by the following margins:

Name                               Votes For                     Votes Withheld
----                               ---------                     ---------------
D. D. Fry                          39,396,115                         388,733
J. R. Satrum                       39,385,659                         399,189

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

The terms of office as a Director of Messrs F. W. Armstrong, G. A. Burns, D. Lilley and W. P. Powell continue after the meeting.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a).     Exhibits
                           --------

See Exhibit Index on page 26 for exhibits filed with this Quarterly Report on Form 10-Q.

                  (b).     Reports on Form 8-K
                           -------------------

The Company has not filed a current report on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYTEC INDUSTRIES INC.


                                        By:/S/James P. Cronin
                                        --------------------------------
                                            James P. Cronin
                                            Executive Vice President and Chief
                                            Financial Officer

August 12, 1999

Exhibit Index
-------------

10.13 (j) Rule No. 3 under the 1993 Stock Award and Incentive Plan, as amended through July 7, 1999

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 1999 and 1998

27        Financial Data Schedule

99        Material Incorporated by reference from Annual Report on Form 10-K