Form 10-Q
period 1999-09-30
CYTEC INDUSTRIES INC/DE/
filed 1999-11-15
CIK 912513

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q

(Mark One)

/   X   /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

                                      OR

      /_______/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from ______ to ______

                        Commission file number 1-12372
                                               -------

                             CYTEC INDUSTRIES INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                22-3268660
       ------------------------                    ----------------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No _____
    ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 42,224,395 shares of Common
                                                 ----------
Stock, par value $.01 per share, were outstanding at September 30, 1999.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                     INDEX

                                                          Page

Part I - Financial Information
  Item 1.  Consolidated Financial Statements                 3

           Consolidated Statements of Income                 3

           Consolidated Balance Sheets                       4

           Consolidated Statements of Cash Flows             5

           Notes to Consolidated Financial Statements        6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    14

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                23

Part II - Other Information                                 25

  Item 1.  Legal Proceedings                                25

  Item 6.  Exhibits and Reports on Form 8-K                 28

  Exhibit Index                                             30

                        PART I - FINANCIAL INFORMATION

Item 1.   - Consolidated Financial Statements
            ---------------------------------

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Millions of dollars, except per share amounts)


                                                                        Three Months                   Nine Months
                                                                           Ended                          Ended
                                                                       September 30,                  September 30,
                                                                       ------------                   ------------
                                                                     1999           1998            1999           1998
                                                                 -----------     ----------     -----------    -----------
Net sales                                                        $     344.1     $    358.1     $   1,058.4    $   1,092.1

Manufacturing cost of sales                                            236.4          253.1           733.3          762.2
Selling and technical services                                          35.7           37.6           110.1          114.8
Research and process development                                        10.7            9.4            30.5           31.7
Administrative and general                                              14.4           11.3            39.0           36.0
Amortization of acquisition intangibles                                  2.7            2.4             8.0            6.7
                                                                 -----------     ----------     -----------    -----------

Earnings from operations                                                44.2           44.3           137.5          140.7

Other income, net                                                        3.9            2.9             6.8            9.3

Equity in earnings (losses) of associated companies                     (0.8)           2.1             3.2           13.3

Interest expense, net                                                    6.5            6.5            20.1           16.2
                                                                 -----------     ----------     -----------    -----------

Earnings before income taxes                                            40.8           42.8           127.4          147.1

Income tax provision                                                     5.6           15.8            36.0           54.4
                                                                 -----------     ----------     -----------    -----------

Net earnings                                                     $      35.2     $     27.0     $      91.4    $      92.7
                                                                 ===========     ==========     ===========    ===========

Earnings per common share
        Basic                                                    $      0.82     $     0.61     $      2.12    $      2.06
        Diluted                                                  $      0.79     $     0.59     $      2.05    $      1.98



See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


                                                                                    September 30,     December 31,
                                                                                        1999              1998
                                                                                    -------------     ------------
ASSETS

Current assets
    Cash and cash equivalents                                                       $        14.1     $        1.7
    Accounts receivable, less allowance for doubtful accounts
        of $9.6 and $9.2 in 1999 and 1998, respectively                                     244.8            241.3
    Inventories                                                                             130.9            140.5
    Deferred income taxes                                                                    65.3             72.9
    Other current assets                                                                     25.0             21.2
                                                                                    -------------     ------------
        Total current assets                                                                480.1            477.6

Equity in net assets of and advances to associated companies                                142.9            147.4

Plants, equipment and facilities, at cost                                                 1,374.1          1,363.0
    Less:  accumulated depreciation                                                        (714.6)          (695.5)
                                                                                    -------------     ------------
        Net plant investment                                                                659.5            667.5

Acquisition intangibles, net of accumulated amortization                                    361.5            349.5
Deferred income taxes                                                                        57.6             62.6
Other assets                                                                                 26.7             26.0
                                                                                    -------------     ------------

Total assets                                                                        $     1,728.3     $    1,730.6
                                                                                    =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings                                                           $           -     $       10.3
    Accounts payable                                                                        102.3             99.9
    Accrued expenses                                                                        216.0            243.9
    Income taxes payable                                                                     42.5             40.3
                                                                                    -------------     ------------
        Total current liabilities                                                           360.8            394.4

Long-term debt                                                                              415.1            419.5
Other noncurrent liabilities                                                                458.7            485.7

Stockholders' equity

    Preferred stock, 20,000,000 shares authorized;
        issued and outstanding 4,000 shares, Series C Cumulative,
        $.01 par value at liquidation value of $25 per share                                  0.1              0.1
    Common stock, $.01 par value per share, 150,000,000
        shares authorized; issued 48,132,640 in 1999 and
        48,142,961 in 1998                                                                    0.5              0.5
    Additional paid-in capital                                                              160.0            162.4
    Retained earnings                                                                       547.6            456.2
    Unearned compensation                                                                    (2.3)            (1.7)
    Accumulated translation adjustments                                                     (10.6)            (5.1)
    Treasury stock, at cost, 5,908,245 shares in 1999 and
        4,952,881 shares in 1998                                                           (201.6)          (181.4)
                                                                                    -------------     ------------
        Total stockholders' equity                                                          493.7            431.0
                                                                                    -------------     ------------

Total liabilities and stockholders' equity                                          $     1,728.3     $    1,730.6
                                                                                    =============     ============



See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                 1999         1998
                                                                              ----------   ----------
Cash flows provided by (used for) operating activities
    Net earnings                                                              $     91.4   $     92.7
    Noncash items included in earnings:
      Dividends from associated companies, greater than
         (less than) equity in earnings                                              3.8         (9.3)
      Depreciation                                                                  60.5         57.9
      Amortization                                                                   9.5          6.6
      Deferred income taxes                                                         11.9          3.6
      Gain on sale of assets                                                        (4.1)        (2.5)
      Other                                                                          0.3         (0.4)
    Changes in operating assets and liabilities
      Accounts receivable                                                           (7.8)       (23.2)
      Inventories                                                                   10.2         11.8
      Accounts payable                                                               3.0        (14.4)
      Accrued expenses                                                             (23.0)        (8.4)
      Income taxes payable                                                           2.2         32.1
      Other assets                                                                  (5.2)       (10.3)
      Other liabilities                                                            (22.5)       (22.5)
                                                                              ----------   ----------
Net cash flows provided by operating activities                                    130.2        113.7
                                                                              ----------   ----------
Cash flows provided by (used for) investing activities
    Additions to plants, equipment and facilities                                  (54.4)       (77.0)
    Proceeds received on sale of assets                                              9.4          2.7
    Acquisition of businesses, net of cash received                                (32.3)       (64.7)
    Change in other investments                                                        -          1.6
                                                                              ----------   ----------
Net cash flows used for investing activities                                       (77.3)      (137.4)
                                                                              ----------   ----------
Cash flows provided by (used for) financing activities
    Proceeds from the exercise of stock options and warrants                         1.1          2.9
    Purchase of treasury stock                                                     (27.5)       (80.0)
    Change in short-term borrowings                                                (10.3)           -
    Change in long-term debt                                                        (4.4)       130.2
    Debt issuance costs                                                                -         (6.9)
    Proceeds received on sale of put options                                         1.0          1.0
                                                                              ----------   ----------
Net cash flows (used for) provided by financing activities                         (40.1)        47.2
                                                                              ----------   ----------

Effect of exchange rate changes on cash and cash equivalents                        (0.4)         0.2
                                                                              ----------   ----------
Increase in cash and cash equivalents                                               12.4         23.7

Cash and cash equivalents, beginning of period                                       1.7          6.4
                                                                              ----------   ----------
Cash and cash equivalents, end of period                                      $     14.1   $     30.1
                                                                              ==========   ==========

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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

On August 11, 1999, the Company acquired assets of the BOC Gases cylinder based phosphine fumigants product line for $3.3. The acquisition was recorded under the purchase method of accounting and resulted in an excess of the purchase price over the assets acquired of $3.2 which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. The terms of the acquisition provide for an additional payment of $1.0 upon U.S. Environmental Protection Agency approval of certain fumigant registrations and additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels. All additional payments are payable in cash and will be recorded as additional goodwill when paid. The acquired business was integrated into the Company's existing Water and Industrial Process Chemicals segment.

On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. from Laporte plc for $25.1, net of $0.8 cash received in the acquisition subject to a possible working capital adjustment to the purchase price. The acquisition was recorded under the purchase method of accounting and the September 30, 1999 consolidated financial statements reflect the preliminary allocation of the purchase price to the assets received and liabilities assumed, pending final fair value estimations. This preliminary allocation has resulted in an excess of the purchase price over the assets acquired of $19.0 which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 40 years. The acquisition, which included two manufacturing operations as well as an R&D

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)



center located in Chile, was integrated into the Company's existing Water and Industrial Process Chemicals segment.

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


(3)  Restructuring of Operations
     ---------------------------

Cash payments related to the $38.4 of pre-tax restructuring charges incurred during 1997 were $8.3 for the nine months ended September 30, 1999 and $12.9 and $8.4 for the years ended December 31, 1998 and 1997, respectively. At September 30, 1999, the remaining liability to be paid was $9.6, essentially all of which is for employee related costs. The payouts and personnel reductions related to the restructuring plan are expected to be substantially completed by the end of 1999 with the exception of certain long-term payouts for employee severance.


(4)  Earnings Per Share (EPS)
     ------------------------

Basic earnings per common share excludes dilution and was computed by dividing net earnings by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards under the 1993 Stock Award and Incentive Plan, weighted for the period outstanding. Diluted earnings per common share was computed by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the quarter. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)



The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended September 30, 1999 and 1998:

                                                                         Three Months Ended September 30,
                                                                    1999                                  1998
                                                                    ----                                  ----
                                                               Weighted Avg.      Per                  Weighted Avg.    Per
                                                    Income        Shares         Share      Income        Shares       Share
                                                  (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                                  ----------   -------------    ------    ----------   -------------   ------
Basic EPS
---------                                             $ 35.2      42,904,369    $ 0.82        $ 27.0      44,244,319   $ 0.61
Net earnings

Effect of dilutive securities                              -       1,502,084         -             -       1,451,544        -
-----------------------------                              -         123,850         -             -         131,766        -
Options                                                    -           2,324         -             -               -        -
Performance/Restricted stock                               -               -         -             -               -        -
Warrants
Put options
Diluted EPS
-----------
Net earnings divided by the
  weighted average shares plus                        $ 35.2      44,532,627    $ 0.79        $ 27.0      45,827,629   $ 0.59
  assumed conversions

                                                                         Nine Months Ended September 30,
                                                                    1999                                  1998
                                                                    ----                                  ----
                                                                Weighted Avg.     Per                  Weighted Avg.     Per
                                                    Income         Shares        Share       Income       Shares        Share
                                                  (Numerator)   (Denominator)   Amount    (Numerator)   (Denominator)  Amount
                                                  ----------   -------------    ------    ----------   -------------   ------
Basic EPS
---------                                             $ 91.4      43,042,464    $ 2.12        $ 92.7       45,043,946  $ 2.06
Net earnings

Effect of dilutive securities                              -       1,532,505         -             -        1,774,888       -
-----------------------------                              -          90,751         -             -           92,251       -
Options                                                    -           5,148         -             -                -       -
Performance/Restricted stock                               -               -         -             -            5,120       -
Warrants
Put options
Diluted EPS
-----------
Net earnings divided by the
  weighted average shares plus                        $ 91.4      44,670,868    $ 2.05        $ 92.7       46,916,205  $ 1.98
  assumed conversions


(5)  Recently Issued Statements Of Financial Accounting Standards
     ------------------------------------------------------------

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. As originally issued, SFAS 133 would have been effective for the Company beginning January 1, 2000. However, in July 1999 the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133,"which delays the effective date of SFAS 133 by one year. SFAS 133 will now become effective for the Company beginning January 1, 2001. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations and financial position.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(6)    Inventories
       -----------

The components of inventories at September 30, 1999 and December 31, 1998 were as follows:

                                                          September 30,       December 31,
                                                              1999               1998
                                                              ----               ----
          Finished goods                                   $  82.3            $  87.6
          Work in process                                     16.8               16.0
          Raw materials & supplies                            70.3               75.4
                                                           -------            -------
                                                             169.4              179.0
          Less reduction in LIFO cost                        (38.5)             (38.5)
                                                           -------            -------
                                                           $ 130.9            $ 140.5
                                                           =======            =======


(7)  Equity in Earnings (Losses) of Associated Companies
     ---------------------------------------------------

Summarized financial information for the Company's equity in earnings (losses) of associated companies for the three and nine months ended September 30, 1999 and 1998 was as follows:


                                                     Three Months           Nine Months
                                                         Ended                 Ended
                                                     September 30,         September 30,
                                                  --------------------  --------------------
                                                     1999       1998      1999       1998
                                                  ---------  ---------  ---------  ---------
          Net sales                               $   125.3  $   139.0  $   384.5  $   444.6
          Gross profit                                 20.4       44.9       77.9      127.4
          Net income (loss)                            (1.8)       4.5        6.8       31.6
                                                  ---------  ---------  ---------  ---------
          The Company's equity in earnings
                                                  $    (0.8) $     2.1  $     3.2  $    13.3
           (losses) of associated companies       =========  =========  =========  =========

The above associated companies' information for 1998 includes the results of the former Dyno-Cytec joint venture through July 31, 1998. On July 31, 1998, the Company acquired Dyno's 50% interest and subsequently consolidated the results of the former Dyno-Cytec joint venture.


(8)    Long-Term Debt
       --------------

At September 30, 1999 and December 31, 1998, the Company's long-term debt consisted of the following:

                                                           September 30,   December 31,
                                                               1999            1998
                                                              ------          ------
          Credit Facility                                    $  95.5         $ 100.0
          364-Day Facility                                         -               -
          Public Debt                                          319.6           319.5
                                                             -------         -------
                                                             $ 415.1         $ 419.5
                                                             =======         =======


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

During July 1999, the Company entered into an overnight to 70 day uncommitted credit facility, which provides up to $15.0 of unsecured revolving loans for general corporate purposes. The uncommitted credit facility matures upon cancellation by either party and the interest rate is based on the term of the borrowing and is quoted at the time of borrowings.

On August 20, 1999, the Company replaced its prior 364-day credit facility with a new 364-day credit facility, which provides up to $200.0 in unsecured revolving loans for general corporate purposes. Three new lenders were added while two withdrew from the consortium of U.S. and non-U.S. banks participating in the 364-day credit facility. The 364-day credit facility matures on August 19, 2000 and contains a one-year term-out option. The interest rate on funds borrowed floats based on LIBOR. There were no outstanding borrowings under the 364-day facility at September 30, 1999.


(9)  Contingent Liabilities
     ----------------------

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several.
The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 55 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

In accordance with the above policies, as of September 30, 1999 and December 31, 1998, the aggregate environmental related accruals were $128.5 and $136.1, respectively, of which $25.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 1999 and 1998 was $11.3 and $15.0, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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


(10) Comprehensive Income
     --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 1999 and 1998, were as follows:

                                                                  Three Months                 Nine Months
                                                                     Ended                        Ended
                                                                  September 30,               September 30,
                                                             ----------------------      ----------------------
                                                                1999        1998            1999        1998
                                                             ----------  ----------      ----------  ----------
Net earnings                                                 $     35.2  $     27.0      $     91.4  $     92.7
Other comprehensive income (loss):
   Foreign currency translation adjustments                         4.0         4.1            (5.5)        2.0
                                                             ----------  ----------      ----------  ----------
Comprehensive income                                         $     39.2  $     31.1      $     85.9  $     94.7
                                                             ==========  ==========      ==========  ==========

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
           (Millions of dollars, except share and per share amounts)


(11) Other Financial Information
     ---------------------------

Taxes paid for the nine months ended September 30, 1999 and 1998 were approximately $27.4 and $30.8, respectively. The income tax provision was $5.6 for the third quarter of 1999 and included a credit of $8.0 related to the utilization of prior years' tax credits. Additionally, during the quarter, the Company reduced its underlying effective tax rate for the nine months ended September 30, 1999 to 34.5%, down from 35.0% utilized for the six months ended June 30, 1999. This resulted in a third quarter of 1999 effective tax rate of 33.5%.

Interest paid for the nine months ended September 30, 1999 and 1998 was approximately $22.1 and $25.8, respectively.

On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. Through September 30, 1999, the Company had repurchased 1,149,245 shares at a cost of $27.5 under this program. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the specialty chemicals industry.

In connection with the Company's stock repurchase program, during the nine months ended September 30, 1999, the Company sold an aggregate of 600,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. Of the 600,000 put options sold, 300,000 were sold during January 1999 and entitled the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.68 to $21.99 per share. During July 1999, these put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such options. The remaining 300,000 put options were sold during August 1999 and entitled the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company at an exercise price of $21.00 per share. These put options remained outstanding as of September 30, 1999 and are due to expire on various dates in February 2000. The Company received premiums of approximately $0.4 on the sale of such put options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
           (Millions of dollars, except share and per share amounts)


(12) Segment Information
     -------------------

Summarized segment information for the Company's four segments for the three and nine months ended September 30, 1999 and 1998 was as follows:


                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                ------------------------------  ------------------------------
                                                                     1999            1998            1999             1998
                                                                -------------   -------------   --------------   -------------
Net sales
---------
Water and Industrial Process Chemicals                          $        92.4   $        89.2   $        274.3   $       259.8
Performance Products                                                    108.1           102.9            327.5           300.6
Specialty Materials                                                     105.3           116.6            340.0           377.0
Building Block Chemicals
  Sales to external customers                                            38.3            49.4            116.6           154.5
  Intersegment sales                                                      8.9             9.2             29.5            30.1
                                                                -------------   -------------    -------------   -------------

Net sales from segments                                                 353.0           367.3          1,087.9         1,122.0

Other revenues                                                              -               -                -             0.2
Elimination of intersegment revenue                                      (8.9)           (9.2)           (29.5)          (30.1)
                                                                -------------   -------------   --------------   -------------
Total consolidated net sales                                    $       344.1   $       358.1   $      1,058.4   $     1,092.1
                                                                =============   =============   ==============   ==============

                                                                        % of            % of             % of            % of
Earnings from operations                                                Sales           Sales            Sales           Sales
------------------------                                                -----           -----            -----           -----
Water and Industrial Process Chemicals                         $ 12.2    13%   $  8.7    10%    $ 34.0    12%    $ 24.6    9%
Performance Products                                             12.4    11%     11.8    11%      39.4    12%      34.9   12%
Specialty Materials                                              20.2    19%     20.0    17%      64.5    19%      62.4   17%
Building Block Chemicals                                          2.6     6%      7.3    12%       7.7     5%      27.4   15%
                                                               ------          ------           ------           ------

Earnings from segments                                           47.4    13%     47.8    13%     145.6    13%     149.3     13%

Corporate and Unallocated                                        (3.2)           (3.5)            (8.1)                   (8.6)
                                                               ------          ------           ------           ------
Total consolidated earnings from operations                    $ 44.2    13%   $ 44.3    12%    $137.5    13%    $140.7     13%
                                                               ======          ======           ======           ======


(13) Subsequent Events
     -----------------

On October 29, 1999, the Company acquired the amino coatings resins business of BIP Ltd. for approximately $37.3 in cash. The acquisition will be recorded under the purchase method of accounting. The terms of the acquisition provide for an additional payment of approximately $6.2. The acquired business will be integrated into the Company's existing Performance Products segment. BIP will retain its manufacturing plant in Oldbury, UK, where it will continue to manufacture certain amino coating resins for Cytec.

                       (Millions of dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Third Quarter of 1999 versus Third Quarter of 1998
--------------------------------------------------

Net sales for the third quarter of 1999 were $344.1 as compared to $358.1 in the third quarter of 1998. The decrease was due mainly to $11.3 lower sales in the Specialty Materials segment and $11.1 lower sales in the Building Block Chemicals segment. This decrease was partially offset by sales increases in the Water and Industrial Process Chemicals and Performance Products segments of $3.2 and $5.2, respectively, (see Segment Results discussion below).

Net sales in the North America region, (i.e., United States and Canada) were $211.3 for the third quarter of 1999, down 7.9% from the prior year period. The decrease was due mainly to a 4.3% decrease in selling volumes (primarily in the Specialty Materials and Building Block Chemicals segments) and lower selling prices, which were down about 3.6%.

Net sales outside of the North America region for the third quarter of 1999 were $132.8 or 38.6% of total sales as compared to $128.8 or 36.0% of total sales in 1998. Increases were recognized across all regions.

In the Europe/Mideast/Africa region net sales were $77.6 for the third quarter of 1999, up 2.9% from the prior year period. The increase was due mainly to a 6.9% increase in selling volumes (primarily in the Water and Industrial Process Chemicals and Performance Products segments). The increase in selling volumes was partially offset by lower selling prices, which were down about 2.1%, and the adverse effect of exchange rate changes, which reduced sales another 1.9%.

In the Asia/Pacific region net sales were $37.9 for the third quarter of 1999, up 3.4% from the prior year period. The increase was due mainly to a 4.5% increase in selling volumes (primarily in the Performance Products and Specialty Materials segments) and the favorable effect of exchange rate changes, which increased sales another 1.8%. This increase was partially offset by lower selling prices, which were down about 2.9%.

In the Latin America region net sales were $17.2 for the third quarter of 1999, up 3.5% from the prior year period. The increase was due mainly to a 6.1% increase in selling volumes partially offset by the adverse effect of exchange rate changes, which reduced sales about 2.4%, and lower selling prices, which reduced sales another 0.2%.

Manufacturing cost of sales was $236.4 or 68.7% of net sales in the third quarter of 1999 and was down when compared to $253.1 or 70.7% of net sales for the same period last year. Manufacturing costs as a percentage of net sales continued to benefit in 1999 from plant efficiencies, the result of restructuring initiatives undertaken in 1997, improved product mix, and lower raw material costs. Partially offsetting these benefits were the adverse effects of price and selling volume decreases in the Building Block Chemicals and Specialty Materials segments as well as price reductions in the Water and Industrial Process Chemicals and Performance Products segments.

                       (Millions of dollars, except share and per share amounts)

Selling and technical service expenses decreased $1.9 reflecting the benefits of the Company's efforts to contain costs in this area.

Research and process development expenses increased $1.3 due mainly to higher patent costs, which tend to fluctuate quarter to quarter depending on activity and higher research expenses at the business unit level.

Administrative and general expenses were $14.4 for the third quarter of 1999, an increase of $3.1 from the same period last year. Included in the third quarter of 1999 was a charge of $2.5 for external costs associated with tax planning that resulted in a significant reduction in tax expense.

Amortization of acquisition intangibles expense increased $0.3 due to the additional intangibles resulting from the acquisition of the Dyno Business, AMT, and the Nottingham industrial minerals product line.

Other income, net was $3.9 for the third quarter of 1999 primarily due to gains from divested product lines and the sale of property, plus $0.6 from the sale of investments in unaffiliated companies.

Equity in earnings (losses) of associated companies was down $2.9 primarily due to lower sales and earnings by Criterion Catalyst. Increased industry capacity and difficult economic conditions in the refining industry continue to affect operations at Criterion Catalyst. The result has been much lower selling prices and an adverse product mix for hydrotreating catalysts. The Company is in the process of reviewing all alternatives for this equity investment. CYRO Industries earnings were also down, primarily as a result of lower selling prices. Equity earnings were also down $0.5 as a result of the purchase of the remaining 50% ownership in and subsequent consolidation of the Dyno Business.

Interest expense, net was $6.5 for the third quarter of 1999 and was essentially flat when compared to the same period last year.

The income tax provision was $5.6 for the third quarter of 1999 and included a credit of $8.0 related to the utilization of prior years' tax credits. Additionally, during the quarter, the Company reduced its underlying effective tax rate for the nine months ended September 30, 1999 to 34.5%, down from 35.0% utilized for the six months ended June 30, 1999. This resulted in a third quarter of 1999 effective tax rate of 33.5%.

Net earnings increased to $35.2 for the third quarter of 1999, up 30.4% from the $27.0 in the third quarter of 1998. Diluted earnings per share increased from $0.59 in 1998 to $0.79 in 1999, an increase of 33.9%. Excluding the credit of $8.0 in income tax expense related to the utilization of prior years' tax credits, the charge of $2.5 in administrative and general expenses related to external costs associated with tax planning and the impact of the reduction in the third quarter effective tax rate to 33.5%, as compared to 34.5% utilized for the nine months ended September 30, 1999, diluted earnings per share for the third quarter of 1999 would have been $0.64.

Segment Results

Water and Industrial Process Chemicals sales increased 3.6% to $92.4 and earnings from operations increased 40.2% to $12.2. The sales increase was primarily in paper, water treatment and mining chemicals. Overall, selling volumes were up 7.0%, of which approximately 2.0% is from the acquisitions of the Inspec Mining Chemicals S.A. ("IMC") and the Nottingham industrial minerals product lines. The increase in selling volumes was partially offset by

                       (Millions of dollars, except share and per share amounts)

lower selling prices, which were down about 2.4%, and the adverse effect of exchange rate changes, which reduced sales another 0.9%. The improved earnings from operations were primarily the result of the leverage from the higher sales, lower raw material prices and reduced operating costs.

Performance Products sales increased 5.1% to $108.1 and earnings from operations increased 5.1% to $12.4. Overall, selling volumes were up 7.3%, of which approximately 2.7% is due to amino resins sales generated as a result of the July 31, 1998 acquisition of Dyno Industrier's global amino coatings resins business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in the former Dyno-Cytec joint venture. The remaining 4.6% increase in selling volumes is due mainly to stronger sales volumes during the quarter in the polymer additives and surfactants and specialty monomers product lines. Specialty resins sales volumes, excluding the Dyno Business acquisition, were down modestly as a result of lower sales in the Latin America and Europe/Mideast/Africa regions. The increase in selling volumes was partially offset by lower selling prices, which were down about 2.0%, and the adverse effect of exchange rate changes, which reduced sales another 0.2%. The improved earnings from operations were primarily the result of the higher sales volume.

Specialty Materials sales were $105.3, a decrease of 9.7% from the previous year. Earnings from operations, however, improved slightly (1.0%) to $20.2. Approximately 8.7% of the sales decrease was due to the divestiture of the molding compounds and certain other product lines while the acquisition of The American Materials and Technologies Corporation ("AMT") in the fourth quarter of last year added approximately 4.3% to sales for the quarter. Excluding the effect of acquisitions and divestitures, selling volumes were down 3.8% as a result of reduced commercial aircraft build rates, partially offset by new product introductions, new applications and new qualifications for our products. Selling prices decreased 1.9% but the decrease was largely offset by lower raw material costs. Earnings from operations benefited from the rationalization of manufacturing consistent with reduced commercial aircraft build rates.

Building Block Chemicals sales to external customers were $38.3, a 22.5% decrease. Earnings from operations were $2.6 compared to $7.3 for the same period last year. Selling prices for acrylonitrile improved during the quarter. However, costs for propylene, the key raw material for acrylonitrile, increased at a faster rate, and as a result, acrylonitrile margins remained low. The selling prices and volumes of acrylamide and melamine have been negatively impacted by new capacity. Due to poor economics, the methanol plant remained shut down for the quarter, and is expected to remain down for the foreseeable future. For the segment overall, selling prices, selling volumes and the adverse effect of exchange rate changes, reduced sales by approximately 8.8%, 12.9%, and 0.8%, respectively. Operationally, the Building Block Chemicals facility ran well during the quarter.

Nine Months of 1999 versus Nine Months of 1998
----------------------------------------------

Net sales for the nine months of 1999 were $1,058.4 as compared to $1,092.1 for the nine months of 1998. The decrease was due mainly to $37.9 lower sales in the Building Block Chemicals segment and $37.0 lower sales in the Specialty Materials segment. This decrease was partially offset by sales increases in the Water and Industrial Process Chemicals and Performance Products segments of $14.5 and $26.9, respectively, (see Segment Results discussion below).

Net sales in the North America region were $653.5 for the nine months of 1999, down 9.4% from the prior year period. The decrease was due mainly to a 5.0%

                       (Millions of dollars, except share and per share amounts)

decrease in selling volumes (primarily in the Specialty Materials and Building Block Chemicals segments) and lower selling prices, which were down about 4.4%.

Net sales outside of the North America region for the nine months of 1999 were $404.9 or 38.3% of total sales as compared to $370.6 or 33.9% of total sales in 1998. Increases were recognized across all regions.

In the Europe/Mideast/Africa region net sales were $244.6 for the nine months of 1999, up 9.2% from the prior year period. The increase was due mainly to a 13.6% increase in selling volumes (primarily in the Performance Products segment and to a lesser extent in the Water and Industrial Process Chemicals segment). The increase in selling volumes was partially offset by lower selling prices, which were down about 3.4%, and the adverse effect of exchange rate changes, which reduced sales another 1.0%.

In the Asia/Pacific region net sales were $107.9 for the nine months of 1999, up 7.1% from the prior year period. The increase was due mainly to a 10.6% increase in selling volumes (primarily in the Water and Industrial Process Chemicals and Performance Product segments) and the favorable effect of exchange rate changes, which increased sales another 2.3%. This increase was partially offset by lower selling prices, which were down about 5.8%.

In the Latin America region net sales were $52.4 for the nine months of 1999, up 13.9% from the prior year period. The increase was due mainly to a 18.1% increase in selling volumes partially offset by the adverse effect of exchange rate changes, which reduced sales about 3.0%, and lower selling prices, which reduced sales another 1.2%.

Manufacturing cost of sales was $733.3 or 69.3% of net sales for the nine months of 1999 and was down slightly when compared to $762.2 or 69.8% of net sales for the same period last year. Manufacturing costs as a percentage of net sales continued to benefit in 1999 from plant efficiencies, the result of restructuring initiatives undertaken in 1997, improved product mix, and lower raw material costs. Partially offsetting these benefits were the adverse effects of price and selling volume decreases in the Building Block Chemicals and Specialty Materials segments as well as price reductions in the Water and Industrial Process Chemicals and Performance Products segments.

Selling and technical service expenses decreased $4.7 reflecting the benefits of the Company's efforts to contain costs in this area.

Research and process development expenses decreased $1.2 primarily reflecting the Company's decentralization of research to business units and restructuring initiatives at the Stamford, Connecticut research facility. Partially offsetting the decrease were higher patent costs for the nine months of 1999.

Administrative and general expenses were $39.0 for the nine months of 1999, an increase of $3.0 from the same period last year. Included in the nine months of 1999 was a charge of $2.5 for external costs associated with tax planning that resulted in a significant reduction in tax expense.

Amortization of acquisition intangibles expense increased $1.3 due to the additional intangibles resulting from the acquisitions of the Dyno Business, AMT, and the Nottingham industrial minerals product line.

Other income, net was $6.8 for the nine months of 1999 primarily due to gains from divested product lines and the sale of property. Additionally, included in the nine months of 1999 was $0.6 from the sale of investments in unaffiliated

                       (Millions of dollars, except share and per share amounts)

companies. Last year other income, net was $9.3 and included gains of approximately $6.8 from the sale of investments in unaffiliated companies.

Equity in earnings (losses) of associated companies was down $10.1 primarily due to lower sales and earnings by Criterion Catalyst. Increased industry capacity and difficult economic conditions in the refining industry continue to affect operations at Criterion Catalyst. The result has been much lower selling prices and an adverse product mix for hydrotreating catalysts. The Company is in the process of reviewing all alternatives for this equity investment. CYRO Industries earnings were also down, primarily as a result of lower selling prices. Equity earnings were also down $2.1 as a result of the purchase of the remaining 50% ownership in and subsequent consolidation of the Dyno Business. The Company expects fourth quarter equity earnings to be well below the prior year period.

Interest expense, net was $20.1 for the nine months of 1999 and increased $3.9 in 1999 reflecting the increase in long-term debt.

The income tax provision was $36.0 for the nine months of 1999 and included a credit of $8.0 related to the utilization of prior years' tax credits. Additionally, during the third quarter of 1999, the Company reduced its underlying effective tax rate for the nine months ended September 30, 1999 to 34.5%, down from 35.0% utilized for the six months ended June 30, 1999.

Net earnings were $91.4 for the nine months of 1999, down 1.4% from the $92.7 in the same period last year. Diluted earnings per share however, increased from $1.98 in 1998 to $2.05 in 1999, an increase of 3.5%. Excluding the credit of $8.0 in income tax expense related to the utilization of prior years' tax credits and the charge of $2.5 in administrative and general expenses related to external costs associated with tax planning, diluted earnings per share for the nine months of 1999 would have been $1.91.

Segment Results

Water and Industrial Process Chemicals sales increased 5.6% to $274.3 and earnings from operations increased 38.2% to $34.0. The sales increase was primarily in mining chemicals. Overall, selling volumes were up 7.9%, of which approximately 2.5% were from the acquisitions of IMC and the Nottingham industrial minerals product lines. The increase in selling volumes was partially offset by lower selling prices, which were down about 2.0%, and the adverse effect of exchange rate changes, which reduced sales another 0.3%. The improved earnings from operations were primarily the result of the leverage from the higher sales, lower raw material prices and reduced operating costs.

Performance Products sales increased 8.9% to $327.5 and earnings from operations increased 12.9% to $39.4. Overall, selling volumes were up 13.6%, of which approximately 6.7% is due to amino resins sales generated as a result of the July 31, 1998 acquisition of the Dyno Business. The remaining 6.9% increase in selling volumes is due mainly to stronger sales volumes in the polymer additives, specialty resins and surfactants and specialty monomers product lines. The increase in selling volumes was partially offset by lower selling prices, which were down about 4.5%, and the adverse effect of exchange rate changes, which reduced sales another 0.2%. The improved earnings from operations were primarily the result of the higher sales volume and to a lesser extent lower raw material prices and reduced operating costs.

Specialty Materials sales were $340.0, a decrease of 9.8% from the previous year. Earnings from operations, however, improved 3.4% to $64.5. Approximately

                       (Millions of dollars, except share and per share amounts)

9.2% of the sales decrease was due to the divestiture of the molding compounds and certain other product lines while the acquisition of AMT in the fourth quarter of last year added approximately 5.6% to sales. Excluding the effect of acquisitions and divestitures, selling volumes were down 4.8% as a result of reduced commercial aircraft build rates, partially offset by new product introductions, new applications and new qualifications for our products.
Selling prices decreased 1.6% but the decrease was largely offset by lower raw material costs. Earnings from operations benefited from the rationalization of manufacturing consistent with reduced commercial aircraft build rates.

Building Block Chemicals sales to external customers were $116.6, a 24.5% decrease. Earnings from operations were $7.7 compared to $27.4 for the same period last year. Selling prices for acrylonitrile, which remained weak for the first six months of 1999, improved during the third quarter. However, costs for propylene, the key raw material for acrylonitrile, increased at a faster rate, and as a result, acrylonitrile margins remained low. The selling prices and volumes of acrylamide and melamine have been negatively impacted by new capacity. In February, the methanol plant was shut down due to poor economics, and is expected to remain down for the foreseeable future. For the segment overall, selling prices, selling volumes and the adverse effect of exchange rate changes, reduced sales by approximately 13.8%, 10.4%, and 0.3%, respectively.

Liquidity and Financial Condition
---------------------------------

At September 30, 1999, the Company's cash balance was $14.1, an increase of $12.4 from year-end 1998.

Net cash flows provided by operating activities totaled $130.2 for the nine months ended September 30, 1999, compared to $113.7 for the nine months ended September 30, 1998. The most significant factor affecting this increase was the Company's lower working capital levels.

Net cash flows used for investing activities totaled $77.3 for the nine months ended September 30, 1999, compared to $137.4 for the nine months ended September 30, 1998. Included in 1999 was funding for the acquisitions of the Nottingham industrial minerals product line, BOC Gases cylinder based phosphine fumigants product line and IMC of $4.0, $3.3 and $25.1, respectively. Also included in 1999 were proceeds received of $5.9 from the sale of the molding compounds product lines and $3.5 from the sale of other assets. Funding for capital additions was $54.4 for the nine months ended September 30, 1999, compared to $77.0 in 1998. Capital additions for the nine months ended September 30, 1998 included three large construction projects in the Performance Products and Water and Industrial Process Chemicals segments - the Benzotriazole light stabilizer plant in Botlek, The Netherlands, the expansion of the surfactants plant in the Willow Island, West Virginia facility and the expansion of emulsion capacity in Mobile, Alabama. For the full year 1999, the Company estimates capital spending to be approximately $75.0, down from the previous estimate of $80.0 to $85.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 1999.

Net cash flows used for financing activities totaled $40.1 for the nine months ended September 30, 1999, compared to $47.2 of net cash flows provided by financing activities for the nine months ended September 30, 1998. In connection with the stock repurchase program discussed below, the Company purchased 1,149,245 shares of treasury stock at a cost of $27.5 during the first nine months of 1999. This compares to the purchase of 2,174,100 shares of

                       (Millions of dollars, except share and per share amounts)

treasury stock at a cost of $80.0 during the comparable period of 1998. Also, during the first nine months of 1999, $10.3 of foreign currency denominated short-term borrowings were paid-off. The first nine months of 1998 included an increase in long-term debt of $130.2.

In connection with the Company's stock repurchase program, during the nine months ended September 30, 1999, the Company sold an aggregate of 600,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. Of the 600,000 put options sold, 300,000 were sold during January 1999 and entitled the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.68 to $21.99 per share. During July 1999, these put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such options. The remaining 300,000 put options were sold during August 1999 and entitle the holders to sell an aggregate of 300,000 shares of the Company's common stock to the Company at an exercise price of $21.00 per share. These put options remained outstanding as of September 30, 1999 and are due to expire on various dates in February 2000. The Company received premiums of approximately $0.4 on the sale of such put options. Subsequently during October 1999, the Company sold an additional 200,000 put options that expire on various dates during December 1999 and April 2000, and entitle the holder to sell an aggregate of 200,000 shares of the Company's common stock to the Company at exercise prices ranging from $22.125 to $22.50 per share. The Company received premiums of approximately $0.2 on the sale of such put options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

The Company on January 22, 1999 signed an agreement with American Cyanamid Company ("Cyanamid"), which is now a wholly-owned subsidiary of American Home Products Corporation, providing that Cyanamid would irrevocably waive certain financial covenants contained in the Company's Series C Cumulative Preferred Stock ("Series C Stock") so that, in addition to restricted payments otherwise permitted under the Series C Stock, which at September 30, 1999, were limited to $46.0, Cytec may make up to $100.0 in special restricted payments solely for the purpose of repurchasing Cytec's common stock. On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. As indicated above, through September 30, 1999, the Company had repurchased 1,149,245 shares at a cost of $27.5 under this program. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the specialty chemicals industry.

On May 14, 1999, the Company entered into an interest rate swap agreement wherein the counterparty agreed to pay Cytec a fixed interest rate of 6.2375% and Cytec agreed to pay the counterparty a floating interest rate equal to the six-month London Interbank Offered Rate ("LIBOR") on a notional amount of $25.0. The swap agreement matures in March 2008 and effectively converts $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008 to a floating rate. The fair value of the swap agreement is not recognized in the financial statements. Interest rate differentials paid or received under this agreement are recorded as adjustments to interest expense.

During July 1999, the Company entered into an overnight to 70 day uncommitted credit facility, which provides up to $15.0 of unsecured revolving loans for general corporate purposes. The uncommitted credit facility matures upon

                       (Millions of dollars, except share and per share amounts)

cancellation by either party and the interest rate is based on the term of the borrowing and is quoted at the time of borrowings.

On August 20, 1999, the Company replaced its prior 364-day credit facility with a new 364-day credit facility, which provides up to $200.0 in unsecured revolving loans for general corporate purposes. Three new lenders were added while two withdrew from the consortium of U.S. and non-U.S. banks participating in the 364-day credit facility. The 364-day credit facility matures on August 19, 2000 and contains a one-year term-out option. The interest rate on funds borrowed floats based on LIBOR. There were no outstanding borrowings under the 364-day facility at September 30, 1999.


OTHER

Year 2000
----------

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

The Company has developed a phased program to address its Year 2000 issues. The first phase, which consisted of identifying the Company's IT and Non-IT Systems, has been completed. The second phase consisted of determining whether those systems were Year 2000 compliant, primarily based on certifications from the vendors of such systems, and developing cost estimates to remediate noncompliant systems. The second phase is also complete. The Company's current estimate is that it will incur external costs of approximately $5.5 to remediate noncompliant systems, of which $4.0 has been spent to date, and of which the remaining funds mostly consist of: (i) funds committed but not yet spent; (ii) the cost of non-mission critical systems and equipment; and (iii) the cost of completing the testing process. This estimate may change materially as the Company completes its final testing and as the Company finalizes the required remediation. The Company does not track its internal costs in connection with Year 2000 issues, but does not believe they are material.

The third phase of the Company's program consists of remediating noncompliant systems that are critical to the Company's operations. The Company has substantially completed the third phase, except for certain "patches" or other upgrades which may not actually be installed until later in 1999 during plant shut downs, or in the case of the Fortier Melamine plant during its next scheduled plant shut down in January 2000. The mission critical systems at the Fortier Melamine facility requiring remediation use substantially similar software and hardware to that used in comparable systems that have already been remediated, upgraded and tested successfully for Y2K compliance at other Company facilities. Accordingly, the Company does not anticipate that any difficulties will arise with respect to implementing the remediation at the Fortier Melamine plant. Other than the Fortier Melamine facility, we currently anticipate that all our mission critical systems at the Company's major facilities will be substantially compliant prior to December 31, 1999.

                       (Millions of dollars, except share and per share amounts)

The Company has developed contingency plans for addressing any problems in completing implementation of all necessary remediation by the Year 2000. The Company has been addressing the Year 2000 status of its material customers and suppliers by seeking verification that their systems and processes are, or by December 31, 1999, will be, Year 2000 compliant. To date, all material customers and suppliers have indicated that they will be Year 2000 compliant. These efforts may need to be refined as more information becomes available. The Company has also satisfactorily reviewed the Year 2000 compliance efforts of the four associated companies in which it has a 50% equity interest.

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

                       (Millions of dollars, except share and per share amounts)

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of market risks at year-end, refer to Item 7a of the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999 and incorporated by reference herein. During 1999, the Company executed various financial instrument transactions which do not give rise to significant market risk and thereby do not materially alter the market risk assessment performed as of December 31, 1998. Included among those transactions are the following:

  In connection with the Company's stock repurchase program, during the nine months ended September 30, 1999 the Company sold an aggregate of 600,000 put options. During July 1999, 300,000 of the put options expired unexercised. The remaining 300,000 put options are due to expire on various dates in February 2000. Subsequently, during October 1999 the Company sold an additional 200,000 put options that expire during December 1999 and April

                       (Millions of dollars, except share and per share amounts)

  2000. For a further discussion, see Note 11 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

  On May 14, 1999, the Company entered into an interest rate swap agreement that effectively converted $25.0 of the Company's 6.75% fixed rate borrowings to a floating rate. For a further discussion, see Note 8 of the Notes to Consolidated Financial Statements.

  During the first quarter of 1999, the Company paid off the $10.3 of foreign currency denominated short-term borrowings outstanding at December 31, 1998.

  During July 1999, the Company entered into an overnight to 70 day uncommitted credit facility, which provides up to $15.0 of unsecured revolving loans for general corporate purposes. The uncommitted credit facility matures upon cancellation by either party and the interest rate is based on the term of the borrowing and is quoted at the time of borrowings.

  As of September 30, 1999, the Company was party to several cash-settled, natural gas swap transactions. The instruments contain both a written option-based component and a forward-based component. The Company entered into these transactions in accordance with Company-established hedging policies to manage its exposure to commodity price risks and, in accordance with accounting policies, accounts for such instruments "off balance sheet" with gains and losses reflected in the cost of the commodity at settlement.

  Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

In connection with the Spin-off from American Cyanamid Company ("Cyanamid"), which is now a wholly-owned subsidiary of American Home Products Corporation, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook, NJ Facility. In connection with its acquisition of substantially all of the assets of Fiberite, Inc., the Company assumed responsibility for certain liabilities relating to Fiberite's business. As a result, although Cyanamid or Fiberite is the named defendant in cases relating to events prior to the Spin-off or the acquisition of Fiberite, respectively, the Company is the party in interest and is herein described as the defendant.

The Company is a defendant in twenty-one cases pending in state courts in Brazoria, Harrison, Jefferson and Nueces counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Three of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company believes that its involvement in all but two of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in eight suits pending in California Superior Court in San Francisco and Alameda counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

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

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in nine cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island and Wisconsin. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek damages for the cost of removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; the cost of monitoring, detecting and abating lead paint; the cost of educating the public about lead paint; compensatory and punitive damages; the costs of providing health care and special education to children harmed by lead poisoning; and plaintiffs' attorneys' fees. The company is named a defendant as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company.

The Company is one of several defendants in six suits filed in New Jersey State Courts in Essex and Middlesex Counties by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in products sold by the Company. Two of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. A third case involving the Allied Textile site has been brought in New Jersey Superior Court, Middlesex County, against the Company and several other defendants on behalf of a class consisting of former employees of

Allied Textile. Plaintiffs in this action seek to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile.

The Company also has been named as one of several defendants in twenty-nine suits filed in Louisiana State Courts in St. Bernard, Orleans and Jefferson Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a grand jury in the U.S. District Court for the Central District of California. The subpoena relates to a Grand Jury Investigation of the carbon fiber and prepreg industry. The Company has no reason to believe that it is a target of a grand jury investigation. As a result of the Grand Jury Investigation, the Company is a defendant in two antitrust class actions filed in the U.S. District Court for the Central District of California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. The complaint in each case alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a). Exhibits
               --------

See Exhibit Index on page 30 for exhibits filed with this Quarterly Report on Form 10-Q.

          (b). Reports on Form 8-K
               -------------------

The Company has not filed a current report on Form 8-K during the third quarter of 1999.

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


                             CYTEC INDUSTRIES INC.



                       By: /S/James P. Cronin
                       ----------------------
                           James P. Cronin
                           Executive Vice President and Chief Financial
                           Officer


November 15, 1999

Exhibit Index
-------------

10.7 364-Day Credit Agreement dated August 20, 1999 among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, The Chase Manhatttan Bank, as Syndication Agent, and First Union National Bank, as Documentation Agent.

10.13(k) Cytec Executive Supplemental Employees' Retirement Plan, as amended through October 14, 1999.

10.13(v) Letter Agreement dated September 1, 1999 between the Company and J.W. Hirsch.

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 1999 and 1998

27        Financial Data Schedule

99        Material Incorporated by reference from Annual Report on Form 10-K