Form 10-K405
period 1999-12-31
CYTEC INDUSTRIES INC/DE/
filed 2000-03-30
CIK 912513

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   Form 10-K
(Mark One)
/x/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1999
/ /                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission File Number 1-12372

                             CYTEC INDUSTRIES INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                  22-3268660
--------------------------------                 --------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

   Five Garret Mountain Plaza
   West Paterson, New Jersey                            07424
---------------------------------                --------------------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (973) 357-3100
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                  Name of each exchange on
      -------------------                      which registered
    Common Stock, par value                ------------------------
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
                                        -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 41,277,504 shares of common stock outstanding on February 1, 2000. Non-affiliates held 40,900,591 of these shares with an aggregate market value of $1,035,296,210 based on the closing price (25 5/16) of such stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                      Part of Form 10-K
---------                                                      -----------------
Portions of Proxy Statement for 2000 Annual Meeting              Parts III, IV
of Common Stockholders, dated March 29, 2000.

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

Forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the accretiveness of acquisitions, pricing trends and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions regarding future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.


                                  PART I
                                  ------

Item 1.  Business
         --------

       The Company is a global specialty chemicals and materials company which focuses on value-added products. The Company serves major markets for water and wastewater treatment, mineral processing, paper manufacturing and recycling, automotive and industrial coatings, plastics, adhesives, aerospace adhesives and composites, and chemical intermediates. The Company has manufacturing facilities in nine countries and sells its products worldwide. The Company had net sales of $1,412.5 million and earnings from operations of $185.0 million in 1999. In addition, the Company has a 50% interest in each of four unconsolidated associated companies. The associated companies had aggregate net sales of $521.4 million and gross profit of $116.4 million in 1999. The Company reported $5.6 million of equity in earnings from associated companies in 1999.

       The Company operates in four segments: water and industrial process chemicals, performance products, specialty materials and building block chemicals. Water and industrial process chemicals principally include water treating chemicals, mining chemicals, paper chemicals and phosphine chemicals. Performance products principally include specialty resins, surfactants and specialty monomers and polymer additives. Specialty materials principally include aerospace materials and, before January 1999, molding compounds. Building block chemicals principally include acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine and sulfuric acid. The Company recently reviewed the current performance and long term potential of each of its businesses as well as the capital requirements of each business and the potential of each business to add economic value. As a result of the review, the Company has characterized its businesses as platform businesses and value businesses. Platform businesses are those businesses with a competitive advantage to grow organically and by extension through strategic acquisitions. The Company expects these businesses to have sales growth over a business cycle considerably in excess of growth in gross domestic product. The Company also expects its platform businesses will need investment in research and development and possibly in capital to increase global capacity to support sales growth. Value businesses are those businesses without the same growth characteristics and which are expected to build sales and profit growth through greater focus on manufacturing productivity. Value businesses will be expected to provide significant positive cash flow and to increase their economic value with a greater focus on asset management. The Company's platform businesses are specialty resins, water treating chemicals, mining chemicals, phosphine chemicals and specialty materials. The Company's value businesses are polymer additives, surfactants and specialty monomers, and building block chemicals.

       The Company's management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of products or product lines and/or acquire additional products or technologies. The Company completed four acquisitions and one divestiture during 1999 and three acquisitions and two divestitures during 1998. See Note 2 of the Notes to the Consolidated Financial Statements included in Item 8.

       Unless indicated otherwise, the term "Company", with respect to periods beginning on or after December 17, 1993, the effective date of the transfer of substantially all of the assets and liabilities of the chemicals businesses of American Cyanamid Company ("Cyanamid") to the Company (the "Spin-off"), refers collectively to Cytec Industries Inc. and its subsidiaries, and with respect to periods prior to the Spin-off, the term refers to the chemicals businesses of Cyanamid. Cyanamid was acquired by American Home Products Corporation in November 1994. Cytec was incorporated as an independent public company in December 1993.

       Water and Industrial Process Chemicals Segment

       The water and industrial process chemicals segment had revenues of approximately $372.8 million in 1999 and $349.4 million in 1998, or approximately 26.4% and 24.2%, respectively, of the Company's net sales in such years.

       Set forth below are the Company's primary product lines and major products in the water and industrial process chemicals segment, and their principal applications.


       PRODUCT LINE               MAJOR PRODUCTS        PRINCIPAL APPLICATIONS
---------------------------  ------------------------  -------------------------


Water treating chemicals(1)  flocculants,                - Water  and wastewater
                             coagulants, filter            treatment, oil field
                             aids, drilling mud            drilling
                             additives, biocides

Mining chemicals(1)          Reagents, promoters,        - Mineral, sulfide ore,
                             collectors, frothers,         alumina and coal
                             flocculants, defoamers,       processing
                             dispersants, filter aids




Paper chemicals (1)          Sizing agents, wet and      - Paper manufacturing
                             dry strength resins,          and recycling
                             coating resins,
                             retention, drainage/and
                             formation polymers,
                             flocculants




Phosphine Chemicals          Phosphine and phosphine     - Metal and mineral
                             derivatives, including        separation, catalysts
                             mineral extractants,          electronics, chemical,
                             catalysts, chemical           pharmaceutical and
                             and pharmaceutical            agricultural uses
                             intermediates, electronics,
                             flame retardants

_____________

(1) Sales of this product line are also made by Mitsui Cytec, Ltd. ("Mitsui Cytec"), an unconsolidated associated company owned 50% by Mitsui Chemicals Inc. See "Associated Companies."

       Water Treating Chemicals

       Cytec's water treating chemicals product line consists primarily of the manufacture and sale of flocculants for use as coagulants in the treatment of municipal drinking water and industrial influent water supplies, as sewage conditioners for municipal wastewater treatment, and as treatments in industrial waste streams to remove suspended solids. Flocculants are synthetic water soluble polymers utilized primarily in liquid-solid separation processes (i.e., separating solid waste or particulate matter from water). Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for the Company's water treating chemicals. Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts generally are awarded on a competitive bid basis, and for those industrial applications where technical service is not an important factor. The Company markets its water treating chemicals through a specialized sales and technical services staff and also through distributors and resellers.

       Mining Chemicals

       Cytec's mining chemicals product line consists principally of reagents, promoters, collectors, frothers and flocculants, and are used primarily in applications to separate minerals from raw ores. The Company has leading positions in the copper processing industry, particularly in the flotation of sulfide ores, and in the alumina processing industry, where its patented HxPams are particularly effective at the flocculation of "red mud". The Company also manufactures and sells phosphine chemicals specialty reagents with leading positions in cobalt/nickel separation and copper sulfide recovery applications. The Company has expanded its product offerings through the acquisitions of three mining chemicals businesses in the past two years: the minerals processing reagents product line from Baker Petrolite Corporation in 1998 and Inspec Mining Chemicals S.A., a subsidiary of LaPorte plc, and the industrial minerals product line of Nottingham Company in 1999. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company's products have processing applications. The Company's mining chemicals product lines are marketed primarily through a specialized sales and technical services staff.

       Paper Chemicals

       Cytec's paper chemicals product line is primarily focused on the printing and writing, tissue and towel, paperboard and newsprint segments of the paper and board industry. Cytec's major product lines are internal and surface sizing agents, wet and dry strength resins, retention aids and flocculants. The Company is the leading global supplier of alkenyl succinic anhydride-based internal paper sizing used in alkaline papermaking. The Company also sells the specialized flocculants used to treat the large volumes of water required to wash and remove inks in paper recycling mills. The Company markets its paper chemicals through a specialized sales and technical services staff and also through distributors and resellers. Overall demand for paper chemicals is cyclical, varying with paper industry production. The Company announced in March, 2000 that it has retained an investment banker to assist it in reviewing all strategic options for its paper chemicals product line.

       Phosphine Chemicals

       The Company manufactures and sells phosphine gas and phosphine derivatives for a variety of applications. The Company is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing operations, and has significant positions in various phosphine derivative products. In 1999, the Company acquired the assets of BOC Gases' global phosphine fumigants product line. Sales of phosphine fumigants will be dependent upon obtaining and maintaining necessary registrations and approvals from applicable regulatory agencies. The Company received regulatory approval from the United States Environmental Protection Agency to market phosphine fumigants for non-food applications at the end of 1999.

       Performance Products Segment

       The performance products segment had revenues of approximately $442.4 in 1999 and $403.4 in 1998, or approximately 31.3% and 27.9%, respectively, of the Company's net sales in such years. Set forth below are the Company's primary performance products product lines, major products and their principal applications:


       PRODUCT LINE                MAJOR PRODUCTS                  PRINCIPAL APPLICATIONS
---------------------------  ---------------------------  ----------------------------------------
Specialty resins (1)         Melamine cross-linkers,      - High performance automotive,
                             urea crosslinkers,             appliance, metal container and metal
                             urethane chemicals             coil coatings, paint finishes for
                                                            plastic, wood and metal; radial
                                                            tire adhesion promoters


Surfactants and Specialty    Surfactants and acrylamide-  - Emulsion polymers and coatings
Monomers                     based specialty
                             crosslinking monomers


Polymer additives            Ultraviolet light absorbers  - Plastics, coatings, fibers
                             and stabilizers,
                             antioxidants


----------

(1) Sales of this product line are also made by Mitsui Cytec. See "Associated Companies."

       Specialty Resins

       The Company manufactures and markets amino coating resins ("Resins"), primarily under the CYMEL(R) trademark, primarily for industrial coatings applications. Many of the Company's Resins are manufactured using melamine, one of the Company's building block chemicals. Since its acquisition of Dyno Industrier ASA's 50% interest in Dyno-Cytec in July 1998, the Company now sells Resins worldwide except in Japan, where Resins are manufactured and sold by Mitsui Cytec, to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. The Company further expanded its Resins business with the acquisition of the amino coatings resins business of BIP Limited in October 1999. The Company believes that it is the largest global supplier of Resins. In addition, the Company manufactures a line of adhesion promoters under the CYREZ(R) trademark and also manufactures and sells urethane chemicals and urethane systems and precision parts. Adhesion promoters are used globally in the rubber industry, the major application being in the manufacture of steel belted radial tires to enhance the bonding of the steel and polyester cords to the rubber. The Company's urethane systems and parts are sold primarily for use in electrical applications. The Company markets Resins through a global sales and technical service staff directly to large customers and through distributors to smaller customers.

       Polymer Additives

       The Company is a significant global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. Typical end use applications of the Company's products include a wide variety of polyolefins which are used in agricultural films, toys, lawn furniture and automotive applications, fibers for carpets, spandex applications, engineered plastics and automotive coatings.

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

       Surfactants and Specialty Monomers

       The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, varnishes, agricultural chemicals, adhesives, textiles, mining chemicals, laundry dry cleaning compounds, nonwoven binders, thermoplastic molded components, multipurpose cleaning solutions, and antistatic softening agents. The Company completed a major expansion of its surfactants manufacturing facility at its Willow Island plant during 1998 which allowed the Company to close its Linden, New Jersey plant even as it increased overall surfactants manufacturing capacity.

       Specialty Materials Segment

       The specialty materials segment had revenues of approximately $434.5 million in 1999 and $492.2 million in 1998, or approximately 30.8% and 34.1%, respectively, of the Company's net sales in such years. The decrease was due both to the divestiture of the molding compounds and certain other product lines and decreased volumes, partially offset by the acquisition of The American Materials & Technologies Corporation ("AMT") in the fourth quarter of 1998. The specialty materials segment principally manufactures and sells aerospace materials that are used mainly in commercial and military aviation and launch vehicles, satellites, aircraft brakes, automobiles and recreational products.

       Aerospace Materials

       The Company is the major global supplier of aerospace structural adhesives and one of two major suppliers of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. Advanced composites accounted for approximately 25%, 26% and 11% of the Company's 1999, 1998, and 1997 net sales, respectively. The increase in percentage from 1997 to 1998 was due primarily to acquisition of substantially all of the assets of Fiberite, Inc. other than its satellite materials business (the "Fiberite Acquisition") in September 1997.

       The primary applications for both aerospace adhesives and advanced composites are commercial and military aerospace programs. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial and military airframe program in the Western world has qualified and uses the Company's products. Sales to The Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $176.5 million or 12.5% of consolidated net sales in 1999 and approximately $200.0 million, or 13.8% of consolidated net sales in 1998. Loss of sales to The Boeing Company and its subcontractors could have a material impact on the Company's financial results.

       Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass and phenolic resins are primarily used for interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. The Company's structural adhesives and advanced composites also have various applications in industrial and selected recreational products.
       In addition, the Company's ablatives are used in manufacturing rocket nozzles and the Company's carbon/carbon braking products are used in manufacturing aircraft and other high performance brakes.

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

       Building Block Chemicals Segment

       The building block chemicals segment had revenues (net sales to external customers) of approximately $162.8 million in 1999 and $199.3 million in 1998, or approximately 11.5% and 13.8%, respectively, of the Company's net sales in each year. The decline in sales resulted from both decreased selling prices and volumes.

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

       The Company used approximately a third of its production of its building block chemicals in the manufacture of certain water and industrial process chemicals, performance products, and other building block chemicals in 1999. The Company believes this integration, particularly within the Fortier facility, provides the Company with a cost-effective, reliable and high quality supply of significant raw materials.

       Acrylonitrile

       The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to more than 50% will be sold pursuant to two long term supply-agreements expiring in 2002 and 2005, one of which provides for a cost based price and the other of which provides for a market based price. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially, all of the hydrocyanic acid produced by the Company is sold to CYRO Industries ("CYRO") as a raw material for methyl methacrylate ("MMA").

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

       Melamine

       American Melamine Industries ("AMEL"), a manufacturing joint venture which is owned 50% by a subsidiary of DSM N.V., operates a melamine manufacturing plant with annual production capacity of approximately 160 million pounds at the Fortier facility The Company anticipates that over the near term it will use internally approximately more than 80% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties. AMEL is one of two North American manufacturers of melamine.

       Other Building Block Chemicals

       Fortier Methanol Company, a manufacturing joint venture which was 70% owned by Methanex Corporation, operated a methanol plant at the Fortier facility. The plant was idled in March 1999 for economic reasons and in December 1999, the Company sold its share of the assets of the joint venture to Methanex Corporation.

       The Company also manufactures and sells ammonia and sulfuric acid. Avondale Ammonia Company, a manufacturing joint venture which is 50% owned by LaRoche Industries, operates an ammonia plant with annual production capacity of 440,000 tons at the Fortier facility. The Company anticipates that during 2000, it will use internally approximately 80% of the Company's share of the ammonia production from such joint venture for the production of acrylonitrile by the Company and the production of melamine by AMEL. LaRoche Industries announced on March 10, 2000 that it would not make a scheduled March 15, 2000 bond interest payment of $8.3 million on certain of its outstanding notes while it continued to develop a financial restructuring plan. The Company continues to evaluate the effect of LaRoche's financial condition on the joint venture operations.

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

       Associated Companies

       The Company has a 50% interest in each of four unconsolidated associated companies.

       Acrylic Plastics and Methyl Methacrylate

       CYRO manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE(R) trademark. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.S. and at one location in Canada. The Company's partner in CYRO, Huls A.G., has an affiliate, Rohm GmbH, which manufactures MMA and acrylic sheet products and molding compounds in Europe and makes its technological expertise available to CYRO.

       CYRO also manufactures MMA, most of which CYRO uses as a raw material in the manufacture of acrylic sheet and molding compounds and the remainder of which is sold to third parties. CYRO's world-scale MMA manufacturing facilities are an integrated part of the Company's Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. CYRO expanded its MMA annual production capacity to approximately 278 million pounds at the end of 1997 and to approximately 290 million pounds at the end of 1999.

       Refinery and Styrene Catalysts

       Criterion Catalyst Company L.P. manufactures primarily hydroprocessing catalysts, which are used in the refining of crude oil. Criterion Catalyst also manufactures reforming catalysts which are used in producing gasoline and other catalysts used in the manufacture of styrene, a raw material for many plastics. Criterion Catalyst is one of the largest global supplier of hydroprocessing catalysts. The Company is in discussions with its partner on the future of this joint venture and has indicated its preference to sell its position.

       Other

       Mitsui Cytec manufactures and sells in Japan specialty resins and manufactures in Japan and sells throughout Asia certain flocculants. The Company has licensed certain of its technology to Mitsui Cytec on an exclusive basis in Japan and on an exclusive and non-exclusive basis in other parts of Asia.

       A.C. Molding Compounds is the largest manufacturer of amino molding compounds in North America. Amino molding compounds are mature products, the primary markets for which are electrical components and dinnerware, where price competition is intense. AC Molding Compounds acquired the PMC business of Borden Chemicals in September 1999, including a plant in Dallas, Texas, and is in the process of relocating and consolidating its manufacturing operations to the Dallas plant.

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

       In general, the Company competes by maintaining a broad range of products, focusing its resources on products in which it has a competitive advantage and fostering its reputation for quality products, competitive prices and excellent technical service and customer support. Through research and development, the Company seeks to increase margins by introducing value-added products and products based on proprietary technologies.

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

       With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture certain water and industrial process chemicals and performance products) protects it from being reliant on other companies for many significant intermediates. The only significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, and sulfur, which are readily available from several suppliers. The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of alkenyl succinic anhydride from a single supplier under a long term exclusive supply agreement and sources its requirements of cationic monomers from a single supplier under a long term agreement. Alkenyl succinic anhydride and cationic monomers are important raw materials in the water treating, mining chemicals and paper chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers which are used in many of the Company's advanced composite products. Availability of certain carbon fibers has occasionally been quite limited, although availability has recently been adequate as suppliers have added capacity.

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

       International

       The Company operates on a worldwide basis with manufacturing plants located in eight countries (other than the United States). Export sales to unaffiliated customers from the United States were $152.9 million for 1999, $152.9 million for 1998 and $144.9 million for 1997 or approximately 11% of net sales in each year.

       The Company markets its products internationally through Company sales offices, distributors and one associated company as described above. Foreign operations (exclusive of United States export sales) accounted for approximately 33%, 28% and 28% in 1999, 1998 and 1997, respectively, of net sales to unaffiliated customers.

       The Company has had the goal for several years of increasing its international sales (foreign source and export) to 50% of its total sales by 1999. The Company's 1997 acquisition of Fiberite and the 1997 divestiture of the acrylic fibers product line had the effect of increasing the percentage of the Company's sales made domestically and, as a result, will delay the Company's achievement of this goal.

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

       Research and Process Development

       During 1999, 1998, and 1997, the Company expended an aggregate of approximately $43.8 million, $42.9 million and $44.7 million, respectively, on Company-sponsored research and development activities.

       Trademarks and Patents

       The Company has more than 2,500 United States and foreign patents and also has trademark applications and registrations for more than 165 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

       Employees

       Approximately 4,850 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,250 of the Company's employees are covered by union contracts. The Company believes that its relations with both employees and the related union leaderships are good. Union contracts at eight facilities covering approximately 50% of the Company's unionized employees expire in the ordinary course prior to the end of 2000, the most material of which is the contract at the Company's Wallingford facility. Additionally, the Coordinated Bargaining Benefit Agreement which defines the negotiated employee benefits such as health, welfare, pension and savings plans with all of the Company's U.S. unionized employees expires in December 2000. Although the Company expects that it will reach agreement with the unions with respect to these union contracts, there can be no assurance that this will occur.

       Operating Risks

       The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. In addition, the Company's operations can be adversely affected by raw material supply disruptions, labor force shortages or work stoppages and events impeding or increasing the cost of transporting the Company's products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Other" for a discussion of certain risks relating to Year 2000 and Euroconversion issues.

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

       See Item 3, "Legal Proceedings."

Item 2.  Properties
         ----------

       The Company operates 23 principal manufacturing and research facilities located in the United States, the United Kingdom, The Netherlands, Mexico, Canada, Colombia, Germany, Norway and Chile. Capital spending, exclusive of acquisitions, for the years ended 1999, 1998 and 1997 was approximately $77.4 million, $103.8 million and $91.4 million, respectively. Capital expenditures in 1998 and 1997 were higher than in 1999 due primarily to three larger projects: the benzotriazole light stabilizer plant in The Netherlands and the expansion of the surfactants plant in West Virginia, both of which were completed in 1998 and the expansion of emulsion polyacrylamide capacity at the Mobile plant. The Company recently approved capital expenditures of $23 million to expand the water soluble polymer capacity of its Water and Industrial Process Chemicals segment, including a 40% expansion of polyacrylamide emulsion capacity at the Company's Mobile Alabama plant and a 65% expansion of dry polyacrylamide capacity at the Company's Bradford, England plant.
       Capital expenditures in 2000 are expected to be in the range of $100 million to $105 million. Such capital expenditures are intended to provide necessary capacity, to improve the efficiency of production units, to modernize or replace older facilities, or to install equipment for protection of employees neighboring communities and the environment.

       The Company's major facilities and the principal product lines produced or service provided at each such facility are as follows:

               FACILITY                                         PRINCIPAL SEGMENT
     ----------------------------                   -----------------------------------------
Anaheim, California.........................   Specialty materials
Atequiza, Mexico............................   Water and industrial process chemicals
Antofogasta, Chile..........................   Water and industrial process chemicals
Avondale (Fortier), Louisiana...............   Building block chemicals
Belmont (Willow Island), West Virginia......   Performance products
Bogota, Colombia............................   Performance products
Botlek, The Netherlands.....................   Water and industrial process chemicals; Performance products
                                                Building block chemicals
Bradford, England...........................   Water and industrial process chemicals
Greenville, Texas...........................   Specialty materials
Havre de Grace, Maryland....................   Specialty materials
Kalamazoo, Michigan.........................   Water and industrial process chemicals; Performance products
Lillestrom, Norway..........................   Performance products
Longview, Washington........................   Water and industrial process chemicals
Mobile, Alabama.............................   Water and industrial process chemicals
Oestringen, Germany.........................   Specialty materials
Olean, New York.............................   Performance products
Orange, California..........................   Specialty materials
Stamford, Connecticut.......................   Water and industrial process chemicals; Performance products
Wallingford, Connecticut....................   Performance products
Welland, Ontario............................   Water and industrial process chemicals
Winona, Minnesota...........................   Specialty materials
Woodbridge, New Jersey......................   Water and industrial process chemicals
Wrexham, Wales..............................   Specialty materials


       The Company owns all of the foregoing facilities and their sites except for the land at the Botlek and Lillestrom facilities which are leased under long term leases. In addition, the Company leases its corporate headquarters in West Paterson, New Jersey and its regional headquarters in Singapore.

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

       The Company is a defendant in 34 cases pending in state courts in Brazoria, Harrison, Jefferson and Nueces counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Three of the cases involve several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company believes that its involvement in all but seven of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

       The Company is a defendant in nine suits pending in California Superior Court in Orange, Alameda and San Francisco Counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

       The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of six plaintiffs (out of a group of 32 randomly selected members of the class) was completed in July 1998. In December, 1998 the trial court signed a Judgment recalling the Court's prior Class Action Certification Order and dismissing all Class Action claims in the case. The Judgment also dismissed, with prejudice, the claims of the six named plaintiffs whose cases had been tried in July. The Louisiana Court of Appeals for the 5th Circuit affirmed that decision. The case continues as a non-class action on behalf of the other named plaintiffs.

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

       The Company is also the defendant in six class actions filed in St. Charles Parish Court, Louisiana on behalf of persons who allegedly sustained injury as a result of an exotherm and fire at the Company's Fortier facility on January 5, 1999. The Company has little information on whether, or to what extent, most members of the alleged classes actually suffered any injury.

       The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in ten cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island, Missouri, California and Wisconsin. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek damages for the cost of removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; the cost of monitoring, detecting and abating lead paint; the cost of educating the public about lead paint; compensatory and punitive damages; the cost of providing health care and special education to children harmed by lead poisoning; and plaintiffs' attorneys' fees. The Company is named a defendant as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company.

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

       The Company also has been named as one of several defendants in 31 suits filed in Louisiana state courts in St. Bernard, Orleans, Webster and Jefferson Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

       In January 1999 the Company received a subpoena to testify before, and provide documents to, a grand jury in the U.S. District Court for the Central District of California. The subpoena relates to a Grand Jury Investigation of the carbon fiber and prepreg industry. The Company has no reason to believe that it is a target of the grand jury investigation. As a result of the Grand Jury Investigation, the Company is a defendant in an antitrust class action filed in the U.S. District Court for the Central District of California on behalf of purchasers of carbon fiber, which the complaint defined to include prepregs manufactured from carbon fiber. The complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products.

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

       Furthermore, the Company also has exposure to present and future claims with respect to workplace exposure, workers' compensation and other matters, arising from past events.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               Not applicable

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

       The Common Stock of the Company is listed on the New York Stock Exchange. On January 31, 2000, there were approximately 15,600 holders of record of the Common Stock of the Company.

The high and low stock prices for each quarter during 1999 and 1998 were:

                          1Q                        2Q                         3Q                        4Q
1999
   High                   $26 13/16                 $31 1/2                    $29 15/16                 $28
   Low                     20                        21 3/8                     21 3/4                    21 3/8
1998
   High                   $55 1/16                  $58 5/16                   $45 1/8                   $27 5/8
   Low                     45 1/2                    41 15/16                   15 7/8                    15 1/8

   The Company has not paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. In addition, the Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Stock. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference herein.

   From time to time in connection with its stock repurchase program, the Company has sold unregistered put options entitling the holders to sell shares of the Company's common stock to the Company. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition.

Item 6.  Selected Financial Data
         -----------------------

Five-Year Summary

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)                     1999         1998         1997         1996       1995
--------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                                       $1,412.5     $1,444.5     $1,290.6     $1,259.6   $1,260.1
Manufacturing cost of sales                                        970.8      1,006.6        930.9        898.1      912.2
Research and process development                                    43.8         42.9         44.7         40.2       44.2
Other operating expenses                                           212.9        209.5        195.8        186.1      181.6
--------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                           185.0        185.5        119.2(3)     135.2      122.1
Other income (expense), net                                          9.3         14.5(2)      23.9(4)       9.0        4.6
Equity in earnings of associated companies                           5.6         20.3         12.3         24.8       24.6
Interest income (expense), net                                     (26.9)       (22.4)        (5.7)        (2.1)       5.4
Income tax provision (benefit)                                      51.7(1)      73.2         36.1(5)      66.8     (125.5)(6)
Net earnings                                                       121.3        124.7        113.6        100.1      282.2
Dividends on preferred stock                                           -            -            -            -      (10.7)
Excess of repurchase price over related book
    value of Series A Stock and Series B Stock                         -            -            -            -     (195.2)
Net earnings available for common stockholders                  $  121.3     $  124.7     $  113.6     $  100.1   $   76.3
--------------------------------------------------------------------------------------------------------------------------
Net earnings per common share
  Basic                                                         $   2.83     $   2.79     $   2.50     $   2.13   $   1.98

  Diluted                                                       $   2.73     $   2.68     $   2.39     $   2.03   $   1.50
--------------------------------------------------------------------------------------------------------------------------
Other data (At end of period, unless:
otherwise noted)
Additions to plants, equipment and facilities
(Annual)                                                        $   77.4     $  103.8     $   91.4     $   72.5   $   97.2
Current assets                                                     491.1        477.6        452.8        416.3      404.0
Current liabilities                                                366.1        394.4        375.0        312.8      317.7
Working capital                                                    125.0         83.2         77.8        103.5       86.3
Plants, equipment and facilities                                 1,352.6      1,363.0      1,278.0      1,339.7    1,317.2
Net depreciated cost                                               655.7        667.5        629.7        582.2      605.7
Total assets                                                     1,759.9      1,730.6      1,614.1      1,261.1    1,293.8
Long-term debt                                                     422.5        419.5        324.0         89.0       66.0
Other noncurrent liabilities                                       465.5        485.7        527.7        544.9      567.2
Total stockholders' equity                                         505.8        431.0        387.4        314.4      342.9

See accompanying Notes to Consolidated Financial Statements.

(1) Includes a credit of $8.0 related to the utilization of prior years' tax credits.
(2) Includes a gain of $4.4 related to the sale of the bulk molding compounds product line in the fourth quarter of 1998.
(3) Includes restructuring and other charges of $18.6 and $23.8 recorded in the first and fourth quarters of 1997 respectively.
(4) Includes a gain of $22.3 related primarily to the sale of the acrylic fibers product line in the first quarter of 1997. In addition to the charges discussed in Note 3 above, charges of $9.0 were recorded in the fourth quarter of 1997 to reduce the carrying amount of certain assets.
(5) Includes the reversal of the remaining $24.4 of a previously established tax valuation allowance (see Note 6 below) in the fourth quarter of 1997.
(6) Includes the reversal of $193.0 of a previously established tax valuation allowance in the fourth quarter of 1995.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Dollars are in millions, except share and per share amounts.

GENERAL

 During 1999 the Company completed the following acquisition and disposition transactions:

  On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The purchase price exceeded the fair value of the identifiable assets acquired by $0.5. which will be amortized on a straight-line basis over a period of up to 40 years. The acquired business was integrated into the Company's Water and Industrial Process Chemicals segment.

  On August 11, 1999, the Company acquired assets of the BOC Gases' global phosphine fumigants product line for $3.5. The purchase price exceeded the fair value of the identifiable assets acquired by $1.2, which will be amortized on a straight-line basis over a period of up to 20 years. The terms of the acquisition provide for up to two additional payments aggregating up to $1.0 to be paid upon approval by the U.S. Environmental Protection Agency of certain fumigant registrations and for additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels. The contingency for payment of $0.3 of additional consideration was met during the first quarter of 2000 and was recorded as additional goodwill. All additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for payment have been met. The acquired business was integrated into the Company's Water and Industrial Process Chemicals segment.

  On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. ("IMC") from Laporte plc for $25.1, net of $0.8 cash received. The purchase price exceeded the fair value of the identifiable assets acquired by $19.0, which will be amortized on a straight-line basis over a period of up to 40 years. The acquisition, which included two manufacturing operations and a research and development center located in Chile, was integrated into the Company's Water and Industrial Process Chemicals segment.

  On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited ("BIP") for approximately $37.2 in cash plus future consideration with a value equivalent to approximately $8.3. The purchase price exceeded the fair value of the identifiable assets acquired by $36.7, which will be amortized on a straight-line basis over a period of up to 40 years. The acquired business was integrated into the Company's Performance Products segment. BIP will retain its manufacturing plant in Oldbury, United Kingdom, where it will continue to manufacture certain amino coatings resins for Cytec for at least one year.

  All four acquisitions have been recorded under the purchase method of accounting with the purchase prices allocated to the assets received and liabilities assumed, based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excesses of the purchase price over the identifiable assets acquired ("goodwill") are included in Acquisition Intangibles in the Consolidated Balance Sheet.

  On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business, excluding land, buildings and one product line, to Rogers Corporation of Manchester, Connecticut, for $4.3.

 During 1998 the Company completed the following acquisition and disposition transactions:

  On June 24, 1998, the Company acquired assets of the OrePrep minerals processing product line ("OrePrep") from Baker Petrolite Corporation for approximately $9.0. The purchase price exceeded the fair value of the identifiable assets acquired by $8.3. The acquired product line was integrated into the Company's Water and Industrial Process Chemicals segment.

  On July 31, 1998, the Company purchased from Dyno Industrier ASA of Oslo, Norway, Dyno's global amino coatings resins business (the "Dyno Business"), which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $55.7 in cash. The purchase price exceeded the fair value of the identifiable assets acquired by $32.0. The acquired business was integrated into the Company's Performance Products segment.

  On October 9, 1998, the Company acquired The American Materials & Technologies Corporation ("AMT"), a manufacturer of advanced composite materials, in a stock transaction designed to qualify as a tax-free reorganization. In the transaction, the Company issued from Treasury Stock 1,243,663 shares of its common stock to AMT shareholders. In addition, outstanding options and warrants to acquire AMT stock were converted into 335,209 Cytec options and warrants with a weighted average exercise price of $10.48 per share. The cost of the acquisition was approximately $26.8, including the shares issued, options and warrants converted and previous shares acquired, plus the assumption of approximately $5.4 in debt. The purchase price exceeded the fair value of the identifiable assets acquired by $24.4. The acquired business was integrated into the Company's Specialty Materials segment. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business for approximately $6.2 in cash.

  All three acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets received and liabilities assumed, based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as goodwill are included in Acquisition Intangibles in the Consolidated Balance Sheets and will be amortized on a straight-line basis over a period of up to 40 years.

  On November 23, 1998, the Company completed the sale of its bulk molding compounds business to Bulk Molding Compounds, Inc., of West Chicago, Illinois, for $17.0 in cash, resulting in a pretax gain of $4.4. The business acquired by Bulk Molding Compounds, Inc., included Cytec's manufacturing, laboratory and sales facility located at Perrysburg, Ohio. Sales for this product line were $24.9 and $26.6 in 1998 and 1997, respectively.

 During 1997 the Company completed the following acquisition and disposition transactions:

  On September 30, 1997, the Company acquired substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite") for $344.0. The assets acquired included all of Fiberite's business except its satellite materials business. The purchase price exceeded the fair value of the identifiable assets acquired by $269.7, which is included in Acquisition Intangibles in the Consolidated Balance Sheets and which will be amortized on a straight-line basis over a period of up to 40 years. The Fiberite operations have been integrated into the Company's Specialty Materials segment. The Fiberite acquisition was accounted for under the purchase method of accounting.

  On January 31, 1997, the Company completed the sale of its acrylic fibers product line to a subsidiary of Sterling Chemicals, Inc. ("Sterling"). The assets transferred included the Company's plant located near Pensacola, Florida. The Company received approximately $94.8 in cash and certain other consideration, including the assumption by Sterling of certain contingent and other liabilities with a value of approximately $15.0. The Company recorded a pretax gain of approximately $22.3 from this transaction.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. As originally issued, SFAS 133 would have been effective for the Company beginning January 1, 2000. However, in July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays the effective date of SFAS 133 by one year. SFAS 133 will now become effective for the Company beginning January 1, 2001. The Company is reviewing the potential impact, if any, of SFAS 133 on its consolidated results of operations and financial position.

RESULTS OF OPERATIONS
  The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

Years Ended December 31,                    1999    1998    1997
-----------------------------------------------------------------
Net sales                                  100.0%  100.0%  100.0%
Manufacturing cost of sales                 68.7    69.7    72.1
Gross profit                                31.3    30.3    27.9
Selling and technical services              10.6    10.6    11.3
Research and process development             3.1     3.0     3.5
Administrative and general                   3.7     3.2     3.7
Amortization of acquisition intangibles      0.8     0.7     0.2
Earnings from operations(1)                 13.1    12.8     9.2
-----------------------------------------------------------------
Net earnings(2)                              8.6     8.6     8.8

(1) Percentage in 1997 includes the effect of restructuring and other charges of (3.3%).
(2) Percentage in 1997 includes an after-tax gain of 1.1% primarily relating to the divestiture of the acrylic fibers product line and the effect of a reversal of a tax valuation allowance of 1.9%.

NET SALES BY BUSINESS SEGMENT

  The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

  The Water and Industrial Process Chemicals segment produces water treating, mining, paper and phosphine chemicals that are used mainly in water and wastewater treatment, mineral processing and separation and paper manufacturing. The Performance Products segment produces specialty resins, surfactants and specialty monomers and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells aerospace materials that are used mainly in commercial and military aviation and launch vehicles, automobiles, recreational products, satellites and aircraft brakes. The segment also includes the Bulk and Engineered Molding Compounds businesses which, except for one minor product line, were divested in 1998 and 1999, respectively. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine and sulfuric acid. These chemicals are used in the manufacture of many of the Company's other products with the remainder sold to third parties. Internal usage is not reflected in net sales of Building Block Chemicals.

 The Company's net sales by business segment are set forth below.

Years Ended December 31,                      1999      1998      1997
----------------------------------------------------------------------
Water and Industrial Process Chemicals    $  372.8  $  349.4  $  351.3
Performance Products                         442.4     403.4     395.1
Specialty Materials(1)                       434.5     492.2     264.3
Building Block Chemicals                     162.8     199.3     265.3
Other(2)                                         -       0.2      14.6
----------------------------------------------------------------------
                                          $1,412.5  $1,444.5  $1,290.6

  (1) On November 23, 1998, the Company completed the sale of its bulk molding compounds product line, which had sales of $24.9 and $26.6 in 1998 and 1997, respectively. On January 21, 1999, the Company completed the sale of its engineered molding compounds product line, which had sales of $14.1 and $3.3, in 1998 and 1997, respectively.

  (2) 1997 includes acrylic fibers sales of $11.9. The acrylic fibers product line was sold on January 31, 1997.

For more information on the Company's segments see Note 17 to the Consolidated Financial Statements and further discussions in the Segment Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Company has a 50% interest in each of four unconsolidated associated companies: CYRO Industries, Criterion Catalyst, Mitsui-Cytec and AC Molding Compounds and had a 50% interest in the former Dyno-Cytec joint venture through July 31, 1998. The aggregate net sales of unconsolidated associated companies were $521.4 in 1999, $583.0 in 1998 and $596.5 in 1997.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  Net sales for 1999 were $1,412.5, compared with $1,444.5 for 1998. The decrease was due mainly to $57.7 of lower sales in the Specialty Materials segment and $36.5 of lower sales in the Building Block Chemicals segment. This decrease was partially offset by sales increases in the Water and Industrial Process Chemicals and Performance Products segments of $23.4 and $39.0, respectively, (see Segment Results discussion below).

  Net sales in the United States were $799.9 for 1999, compared with $890.6 for 1998. International net sales were $612.6 for 1999, or 43.4% of total sales, compared with $553.9, or 38.3% of total sales, in 1998.

  In the North America region, (i.e., United States and Canada) net sales were $863.4 for 1999, down 8.8% from the prior year. The decrease was due mainly to a 4.4% decrease in selling volumes (primarily in the Building Block Chemicals and Specialty Materials segments) and lower selling prices, which were down about 4.2%.

  In the Europe/Mideast/Africa region, net sales were $323.0 for 1999, up 7.1% from the prior year. The increase was due mainly to a 12.7% increase in selling volumes. Selling volumes increased in the Performance Products and Water and Industrial Process Chemicals segments. The increase in the Performance Products segment was due mainly to the July 1998 acquisition of the Dyno Business and the October 1999 acquisition of BIP. The increase in selling volumes was partially offset by lower selling prices, which were down about 3.8%, and the adverse effect of exchange rate changes, which reduced sales by another 1.8%.

  In the Asia/Pacific region, net sales were $151.1 for 1999, up 12.3% from the prior year. The increase was due mainly to a 13.4% increase in selling volumes (primarily in the Performance Products and Water and Industrial Process Chemicals segments) and the favorable effect of exchange rate changes, which increased sales another 2.1%. This increase was partially offset by lower selling prices, which were down about 3.2%.

  In the Latin America region, net sales were $75.0 for 1999, up 19.6% from the prior year. The increase was due mainly to a 23.2% increase in selling volumes, of which approximately 0ne-third was from the acquisition of IMC. The increase in selling volumes was partially offset by the adverse effect of exchange rate changes, which reduced sales about 2.5%, and lower selling prices, which reduced sales by another 1.1%.

  Manufacturing cost of sales was $970.8 for 1999 and included a net restructuring credit of $1.5. Excluding this credit, manufacturing cost of sales was 68.8% of net sales, which as a percentage of sales was down slightly when compared with $1,006.6, or 69.7%, of net sales for last year. Manufacturing costs as a percentage of net sales continued to benefit in 1999 from manufacturing rationalization, restructuring benefits, improved product mix, and lower raw material costs. Partially offsetting these benefits were the adverse effects of price and selling volume decreases in the Building Block Chemicals and Specialty Materials segments as well as price reductions in the Water and Industrial Process Chemicals and Performance Products segments.

  Selling and technical service expenses were $150.0 for 1999 and included a restructuring charge of $0.3. Excluding this charge, selling and technical service expenses decreased $3.7, which reflects the benefits of the Company's efforts to contain costs in this area.

  Research and process development expenses were $43.8 for 1999 and included a restructuring charge of $1.7. Excluding this charge, research and process development expenses decreased $0.8, primarily reflecting the Company's decentralization of research to business units and restructuring initiatives at the Stamford, Connecticut, research facility. Partially offsetting the decrease were higher patent costs for 1999.

  Administrative and general expenses were $51.7 for 1999, an increase of $5.1 from 1998. Included in 1999 was a charge of $2.5 for external costs associated with tax planning, higher costs associated with certain litigation and a net restructuring charge of $0.1.

  Amortization of acquisition intangibles increased $1.7 due to the additional intangibles resulting from the acquisitions of the Nottingham Company's industrial minerals product line in January 1999, the BOC Gases' global phosphine fumigants product line in August 1999, IMC in September 1999 and BIP's amino coatings resins business in October 1999. In addition, 1999 included a full year of amortization for the Dyno Business and AMT, which were acquired in July and October 1998, respectively.

  Other income, net, was $9.3 for 1999, a decrease of $5.2 from 1998. Included in 1999 were gains of $4.5 from the sale of land, $2.2 from royalty income and $1.6 from the sale of certain product lines. In 1998, other income, net, included gains of $4.4 related to the sale of the bulk molding compounds product line, $3.0 of other investment income and $3.8 on certain investments in unaffiliated companies.

  Equity in earnings of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was down $14.7 primarily due to lower sales and earnings by Criterion Catalyst. Industry over-capacity and difficult economic conditions in the refining industry affected operations at Criterion Catalyst. The result has been much lower selling prices and an adverse product mix for hydrotreating catalysts. CYRO Industries earnings were also down as selling prices and margins for certain of its products remain low. In 1998 equity earnings included $2.1 representing the former Dyno-Cytec joint venture's results prior to the purchase of the remaining 50% ownership in and subsequent consolidation of the venture in July 1998.

  Interest expense, net, was $26.9 for 1999 and increased $4.5 from 1998, reflecting a full year of interest expense associated with the long-term debt securities issued during 1998.

  The income tax provision was $51.7 for 1999 and included a credit of $8.0 related to the utilization of prior years' tax credits. Excluding the impact of this item, the Company reduced its underlying effective tax rate for the year to 34.5%, down from the 37.0% rate for 1998.

  Net earnings for 1999 were $121.3, or $2.73 per diluted share, compared with $124.7, or $2.68 per diluted share, for 1998. Diluted earnings per share in 1999 included a credit of $0.18 per diluted share related to the reduction in income tax expense from the utilization of prior years' tax credits, which is partially offset by a charge of $0.04 per diluted share for tax planning expenses. In addition, diluted earnings per share in 1999 included a $0.01 charge related to the net effect of restructuring activities. Excluding these three items, diluted earnings per share were $2.60 for 1999. Diluted earnings per share in 1998 included a gain of $0.06 per diluted share from the sale of the bulk molding compounds business. Excluding this gain, the diluted earnings per share in 1998 were $2.62.

SEGMENT RESULTS

  Water and Industrial Process Chemicals sales increased 6.7% to $372.8, and earnings from operations increased 29.0% to $44.0. The sales increase was primarily in mining chemicals. Overall, selling volumes were up 10.1%, of which approximately 3.3% were from the acquisitions of IMC and the Nottingham Company's industrial minerals product lines. The increase in selling volumes was partially offset by lower selling prices, which were down about 2.6%, and the adverse effect of exchange rate changes, which reduced sales another 0.8%. The improved earnings from operations were primarily the result of leverage from higher sales, lower raw material prices and reduced operating costs.

  Performance Products sales increased 9.7% to $442.4, and earnings from operations increased 24.2% to $54.9. Overall, selling volumes were up 14.4%, of which approximately 9.5% were from amino coatings resins sales generated as a result of the July 1998 acquisition of the Dyno Business and the October 1999 acquisition of BIP. The remaining 4.9% increase in selling volumes was due mainly to stronger sales volumes in the polymer additives product line. The increase in selling volumes was partially offset by lower selling prices, which were down about 4.6%, and the adverse effect of exchange rate changes, which reduced sales another 0.2%. The improved earnings from operations were primarily the result of higher sales volumes and to a lesser extent lower raw material prices and reduced operating costs.

  Specialty Materials sales were $434.5, a decrease of 11.7% from the previous year. Earnings from operations, however, improved 5.3% to $85.3. Approximately 8.2% of the sales decrease was due to the divestiture of the molding compounds and certain other product lines, partially offset by the acquisition of AMT in the fourth quarter of 1998 which added approximately 3.7% to sales. Excluding the effect of acquisitions and divestitures, selling volumes were down 5.2% as a result of the decline in the commercial aircraft build rates and were partially offset by new product introductions, new applications and new qualifications for the Company's products. Selling prices decreased 1.8%, but the decrease was largely offset by lower raw material costs. Earnings from operations benefited from the rationalization of manufacturing facilities and the removal of structural costs consistent with reduced commercial aircraft build rates.

  Building Block Chemicals sales were $162.8, an 18.3% decrease. Earnings from operations were $6.8, compared with $35.7 in 1998. For the segment overall, selling prices, primarily for acrylonitrile, were down 9.7%, and volumes and exchange rates were down another 7.9% and 0.7%, respectively. Selling prices for acrylonitrile, which were weak for the first six months of 1999, began to improve during the second half of the year, driven mostly by unanticipated global acrylonitrile production outages and the growing demand from Asian acrylic fiber markets. However, costs for propylene, the key raw material for acrylonitrile, increased at a faster rate, and as a result, acrylonitrile margins remained low. In addition, lower selling prices and volumes of acrylamide and melamine, downtime at the acrylonitrile plant and other operating difficulties negatively impacted earnings. In December 1999, the Company sold to Methanex Corporation its 30% interest in the methanol manufacturing joint venture. The methanol plant had been shut down since March 1999 due to poor economics.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  Net sales for 1998 were $1,444.5, which were approximately 11.9% higher in comparison with 1997 net sales of $1,290.6. The increase was mainly attributable to sales generated as a result of the acquisitions of Fiberite, the OrePrep product line and the Dyno Business. Included in 1997 were sales of $11.9 from the acrylic fibers product line that was divested on January 31, 1997.

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

  Manufacturing cost of sales for the full year decreased from 72.1% of net sales to 69.7%. Included in 1997 were the unfavorable effects of restructuring and other charges totaling $34.6 related primarily to manufacturing sites at Fortier, Louisiana; Willow Island, West Virginia; Botlek, The Netherlands and Linden, New Jersey. Excluding the restructuring and other charges in 1997, the manufacturing cost of sales increased 0.3% in 1998 due to a decrease in operating capacity resulting from severe weather conditions primarily at the Building Block Chemicals Fortier facility in Louisiana and to adverse exchange rate fluctuations, which affected all segments. In addition, the startup of the Performance Products benzotriazole light stabilizer plant increased expenses. Partially offsetting this was a reduction of retiree medical expenses and stock-based employee compensation of $7.8.

  Selling and technical service expenses increased $8.0 or 5.5%. Included in 1997 were restructuring and other charges of $3.2 related to sales force and customer service restructuring and costs associated with the integration of Fiberite. Excluding these charges, selling and technical service expenses increased 7.9%, reflecting the impact of the acquisitions made during the year. Partially offsetting this was a reduction of retiree medical expenses and stock-based employee compensation of $2.3.

  Research and process development expenses for 1998 decreased $1.8 or 4.0%. Included in 1997 were restructuring and other charges of $2.0 of which $1.0 related to the reduction of corporate research and development overhead and $1.0 related to the write-off of in-process research and development acquired from Fiberite. Excluding these charges, research and development expenses increased 0.5%. Included in research and development was a reduction of retiree medical expenses and stock-based employee compensation of $1.9.

  Administrative and general expenses decreased $1.1 or 2.3%. Included in 1997 were restructuring and other charges of $2.6 relating to corporate headquarters restructuring and costs for reorganizing the legal entity structure in Europe. Excluding these charges, administrative and general expenses increased 3.3%, primarily reflecting the acquisitions. Included in 1998 was a reduction of retiree medical expenses and stock-based employee compensation of $4.2.

  Amortization of acquisition intangibles increased $6.8 due to intangibles that resulted from the acquisitions made during the year and in the latter part of 1997.

  Other income, net, decreased $9.4. Included in 1998 were gains of $4.4 related to the sale of the bulk molding compounds product line, $3.0 of other investment income and $3.8 on certain investments in unaffiliated companies. Included in 1997 was a $22.3 gain related to divested product lines and charges of $9.0 for reducing the carrying amount of the Company's subsidiary CONAP, Inc., to net realizable value and for expected losses on certain other assets that were held for sale. Excluding these items, other income in 1998 was comparable to 1997.

  Equity in earnings of associated companies, all of which are 50% owned, represents the Company's before-tax share of its associates' earnings. Such earnings increased $8.0 mainly due to higher sales and improved operations for Criterion Catalyst and were partially offset by lower earnings from CYRO Industries and the result of consolidating the operating results of the Dyno-Cytec joint venture effective August 1, 1998.

  Interest expense, net, increased as a result of the increase in long-term debt associated with the acquisition of Fiberite, stock repurchases and the acquisition of the Dyno Business. Net interest expense for 1998 was $22.4, compared with $5.7 in 1997.

  The income tax provision in 1998 was 37%, compared with 39% (excluding the impact of nonrecurring items) in 1997. This was primarily due to improved tax planning for foreign and state taxes as well as benefits from increased sales through the Company's foreign sales corporation.

  Net earnings for 1998 were $124.7, or $2.68 per diluted common share, compared with $113.6, or $2.39 per diluted common share, for 1997. Included in 1998 was a gain of $4.4 ($2.8 after-tax, or $0.06 per diluted common share) related to the sale of the bulk molding compounds product line. Excluding this gain, the diluted earnings per share for 1998 was $2.62. Included in 1997 was a favorable tax valuation allowance reversal of $24.4, or $0.51 per diluted common share, an after-tax gain primarily related to the sale of the acrylic fibers product line of $13.6, or $0.29 per diluted common share, and an unfavorable after-tax charge related to restructuring and other charges of $34.3, or $0.72 per diluted common share. Excluding these items, the diluted earnings per share for 1997 was $2.31. After adjusting 1998 and 1997 for the effects of these items net earnings increased $0.31 per diluted common share or 13.4%, and reflects the positive effects of the acquisitions made during the year, the reduced tax rate and the effect of the Company's common stock repurchase program.

SEGMENT RESULTS

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

  Specialty Materials net sales increased $227.9 or 86.2%. This was primarily due to sales generated as a result of the Fiberite acquisition. Including pro forma Fiberite sales in 1997, sales increased $27.4 or 5.9%. This increase was primarily due to higher build rates in the commercial aircraft sector.

  Building Block Chemicals net sales decreased $66.0 or 24.9%. Selling prices and volumes were down 13.4% and 11.3%, respectively. Selling prices for acrylonitrile and methanol continued downward throughout the year and the acrylonitrile plant operated at a reduced rate. Costs for propylene, the key raw material for production of acrylonitrile, was also down, substantially offsetting the impact of lower selling prices.

LIQUIDITY AND FINANCIAL CONDITION

  At December 31, 1999, the Company's cash balance was $12.0, an increase of $10.3 from year-end 1998.

  Net cash flows provided by operating activities totaled $199.2 for the year ended December 31, 1999, compared with $152.3 for the year ended December 31, 1998. The most significant factor affecting this increase was the Company's lower working capital levels. Payments against restructuring reserves were $16.6 in 1999, compared with $12.9 in 1998. At December 31, 1999, the restructuring liability to be paid was $6.5. The spending is expected to be completed by the end of 2000, with the exception of certain long-term payouts for employee severance.

  Environmental remediation spending for the years ended December 31, 1999, 1998 and 1997 was $18.6, $23.8 and $26.1, respectively. Postretirement Benefits Other Than Pension ("OPEB") spending for the years ended December 31, 1999, 1998 and 1997 was $27.7, $25.2 and $43.9, respectively. OPEB spending for 1997 includes $25.0 of prefunding of the Company's postretirement benefit liability, through contributions to its Voluntary Employees Benefit Association (VEBA) Trust accounts. The Company expects spending for environmental remediation and OPEB in 2000 to be similar to 1999 levels, though there can be no assurance that the Company's annual cash expenditures for environmental remediation or OPEB will not be higher in the future. See Note 9 and Note 12 of the Notes to the Consolidated Financial Statements with respect to environmental matters and OPEB.

  Net cash flows used for investing activities totaled $140.4 for the year ended December 31, 1999, compared with $146.9 for the year ended December 31, 1998. Included in 1999 was funding of $69.8 for the acquisitions of the Nottingham Company's industrial minerals product line ($4.0), the BOC Gases' global phosphine fumigants product line ($3.5), IMC ($25.1) and BIP ($37.2) and a $5.0 loan to Criterion Catalyst. The Company has agreed to make additional loans to Criterion Catalyst up to a maximum of $50.0 if Criterion Catalyst is not in compliance with certain covenants in its principal credit agreement. Also included in 1999 were proceeds of $5.9 received from the sale of the molding compounds product lines and $5.9 from the sale of other assets. Funding for capital additions was $77.4 for the year ended December 31, 1999, compared with $103.8 in 1998. Capital additions for the year ended December 31, 1998, included three large construction projects in the Performance Products and Water and Industrial Process Chemicals segments: the Benzotriazole light stabilizer plant in Botlek, The Netherlands; the expansion of the surfactants plant at the Willow Island, West Virginia, facility and the expansion of emulsion capacity in Mobile, Alabama. The Company expects capital spending for the year 2000 to be in the range of $100.0 to $105.0.

  The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures in 2000.

  Net cash flows used for financing activities totaled $47.5 for the year ended December 31, 1999, compared with $10.5 for the year ended December 31, 1998. In 1999 the Company purchased 1,784,045 shares of Treasury Stock at a cost of $42.5, while in 1998 the Company purchased 3,561,950 shares of Treasury Stock at a cost of $113.4. Also included in 1998 was an increase in long-term debt of $97.7, the proceeds of which were used to purchase Treasury Stock and to acquire OrePrep and an increase in short-term debt of $10.3, related to foreign currency denominated short-term borrowings. During 1999 the $10.3 of foreign currency denominated short-term borrowings were paid off.

  In connection with the Company's stock repurchase program, during the year ended December 31, 1999, the Company sold an aggregate of 800,000 put options to three institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holders to sell an aggregate of 800,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.00 to $22.50 per share. During the year, 350,000 of the put options expired unexercised. The remaining 450,000 put options expire on various dates in February and April 2000. The Company received premiums of approximately $1.2 on the sale of such put options. Subsequent to December 31, 1999, the Company sold an additional 100,000 put options that expire in July 2000 and 100,000 put options that expire in August 2000 at exercise prices of $23.083 per share and $23.552 per share, respectively. The Company has received premiums of approximately $0.2 on the sale of such put options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

  On April 8, 1997, the Company signed an agreement with American Cyanamid Company ("Cyanamid"), a wholly owned subsidiary of American Home Products Corporation, to revise certain of the financial covenants contained in its Series C Cumulative Preferred Stock ("Series C Stock") held by Cyanamid. Under the revised terms, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 1999, the Company had $422.5 of debt and $505.7 of equity as defined in the Series C Stock covenants and, under the revised terms, would have had the ability to incur up to an additional $336.1 in debt.

  On January 22, 1999, the Company signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Company's Series C Stock so that, in addition to restricted payments otherwise permitted under the Series C Stock, which at December 31, 1999, were limited to $55.2, the Company may make up to $100.0 in special restricted payments solely for the purpose of repurchasing its common stock. As indicated above, through December 31, 1999, the Company had repurchased 1,784,045 shares at a cost of $42.5 under its $100.0 stock repurchase program. At December 31, 1999, $112.7 was available for stock repurchases under the agreements with Cyanamid. The Company expects the timing of its share repurchases to be balanced with the related financing requirements of its long-term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the specialty chemicals and specialty materials industry.

  At December 31, 1999, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There was $103.0 of outstanding borrowings under the Credit Facility at December 31, 1999. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 1999.

  On August 20, 1999, the Company replaced its prior 364-day credit facility with a new 364-day credit facility, which provides up to $200.0 in unsecured revolving loans for general corporate purposes. Three new lenders were added while two withdrew from the consortium of U.S. and non-U.S. banks participating in the 364-day credit facility. The 364-day credit facility matures on August 19, 2000, and contains a one-year term-out option. The interest rate on funds borrowed floats based on the London Interbank Offered Rate ("LIBOR"). There were no outstanding borrowings under the 364-day facility at December 31, 1999.

  The Company also has an aggregate of $35.0 in credit potentially available for short-term uses under three uncommitted credit facilities and a U.S. dollar equivalent of approximately $16.0 available under a foreign denominated over-draft facility. There were no outstanding borrowings under these facilities at December 31, 1999.

  During the first six months of 1998, the Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings, consisting of
(i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MandatOry Par Put Remarketed SecuritiesSM ("MOPPRSSM") due May 11, 2025. The securities were offered under the Company's shelf registration statement, which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used primarily to refinance the Fiberite Acquisition.

  The Company is party to four interest rate swap agreements with an aggregate notional value of $82.0. Two of the swap agreements with maturity dates during 2001 have virtually offsetting terms. Another swap agreement effectively converts variable rate interest obligations on the Company's Credit Facility to 6.25% fixed rate obligations. The maturity date of this swap agreement is November 1, 2001. The fourth interest rate swap agreement was entered into on May 14, 1999, matures in March 2008 and effectively converts $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate. The fair value of the swap agreements is not recognized in the financial statements. Interest rate differentials paid or received under the agreements are recorded as adjustments to interest expense. For further discussion about the interest rate swap agreements and other financial instruments see Note 4 to the Consolidated Financial Statements and further discussions in the Quantitative and Qualitative Disclosures About Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. The Company made payments aggregating approximately $11.2 to settle the rate lock agreements ($9.6 of which was paid during the first half of 1998 and the remainder in 1997), which will be amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRSSM as an increase in interest expense of such Notes.

  The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk have been significantly hedged to mitigate the effects of inflation.

OTHER

Year 2000 The Company incurred external costs of approximately $5.0 to successfully remediate noncompliant systems in order to make them Year 2000 compliant. The Company did not and does not expect to experience any significant Year 2000 system failures. However, since the Company has not used all components of all systems since year end, a system failure remains a technical possibility. The Company did not track its internal costs in connection with Year 2000 issues, but does not believe they are material

  Euro Conversion On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries adopted the euro as their common legal currency on that date. Effective January 1, 1999, a newly created European Central Bank assumed control of monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The Company's principal plants in Europe are in The Netherlands, the United Kingdom and Norway, and the Company has sales offices and generates sales throughout Europe. The Netherlands is a participating country, whereas the United Kingdom and Norway are not currently participating countries.

  Since January 1, 1999, the Company has been in a position to conduct business in euros. The Company has initiated and is evaluating on an ongoing basis the effects, if any, of the euro conversion upon its business. Factors being considered include, but are not limited to: the possible impact of the euro conversion on revenues, expenses and income from continuing operations; the impact on cash management and treasury management functions; the competitive implications of increased price transparency; the ability to adapt information technology to accommodate euro-denominated transactions; the market risks with respect to financial instruments; the continuity of material contracts and the potential tax consequences.

  The Company does not believe that the introduction of the euro notes and coins as well as the withdrawal of participating currency notes and coins, which is scheduled to begin January 1, 2002, will result in any gains or losses since conversion rates to the euro for participating countries were irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required at the end of the transition period in order for them to be euro compliant. The Company, however, does not currently believe that the euro conversion will have a material operational or financial impact.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

  The following discussion provides forward-looking quantitative and qualitative information about the Company's potential exposures to market risk arising from changes in foreign currency rates, commodity prices, interest rates and equity price changes. Actual results could differ materially from those projected in this forward-looking analysis.

  Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

  In the ordinary course of business, the Company is exposed to various market risks, including fluctuations in foreign currency rates, commodity prices and interest rates. To manage the exposure related to these risks, the Company may engage in various derivative transactions in accordance with Company-established policies. The Company neither holds nor issues financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions primarily with major financial institutions or highly-rated counterparties, thereby limiting exposure to credit- and performance-related risks.

  Foreign Exchange Rate Risk. The risk of adverse exchange rate fluctuations is mitigated by the fact that there is no concentration of foreign currency exposure. In addition, the Company enters into foreign exchange forward contracts primarily to hedge currency fluctuations of transactions denominated in foreign currencies. At December 31, 1999, the principal transactions hedged were short-term intercompany loans and intercompany trade accounts receivable and payable. The maturity dates of the foreign exchange contracts are less than six months and strongly correlate to the maturity date of the underlying transaction. The foreign exchange gains or losses and the offsetting losses or gains of the hedged transaction are marked to market and reflected in net earnings.

  At December 31, 1999, the Company had net foreign exchange contracts to purchase $6.5 of various currencies, primarily Dutch guilders and German marks and to sell $5.8 of various currencies, primarily British pounds for U.S. dollars. The Company also had contracts to sell Dutch guilders with a value equivalent to $13.4 for British pounds and contracts to purchase Norwegian krone with a value equivalent to $4.3 for other European currencies. The differences between fair value of all outstanding contracts at year-end and the contract amounts were immaterial. Assuming that year-end exchange rates between the underlying currencies of all outstanding foreign exchange contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $3.4. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

  Commodity Price Risk. The Company selectively utilizes natural gas derivative contracts including forward contracts, which are principally settled through actual delivery of the physical commodity, and other hedging arrangements, predominantly cash-settled swap transactions, to manage its exposure to price risk associated with the production of ammonia and other building block chemical products. The maturity of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract, with amounts paid or received on early termination deferred on the balance sheet until such time.

  At December 31, 1999, the Company had $2.8 net natural gas forward commodity and cash-settled swap contracts outstanding. Based on year-end prices, the Company had a net unrealized loss of $0.4. Assuming that year-end prices were to adversely change by a hypothetical 10%, the incremental increase in cost of goods sold would be approximately $0.2.

  Interest Rate Risk At December 31, 1999, the financial liabilities of the Company exposed to changes in interest rates consisted primarily of long-term debt, which had a carrying value of $422.5 (fixed rate public debt of $319.5 and variable rate credit facility borrowings of $103.0) and a fair value of approximately $399.1. Additionally the Company was party to two interest rate swap agreements that effectively change the characteristics of the long-term debt. One of the interest rate swap agreements converts $25.0 of the Company's $319.5 fixed rate public debt to variable rate debt and the other interest rate swap agreement converts $20.0 of variable rate credit facility borrowings to fixed rate interest obligations. For fixed rate debt, interest rate changes affect fair value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect fair value but do impact the future earnings and cash flows, assuming other factors are held constant.

  At December 31, 1999, after adjusting for the effects of interest rate swap agreements, the Company had fixed rate long-term debt of $314.5 and variable rate long-term debt of $108.0. Assuming a hypothetical increase of 1% in interest rates and all other variables (such as debt levels) were to remain constant, interest expense on variable rate long-term debt would increase $1.1 per year and the fair market value of the fixed rate long-term debt would decrease $12.5.

  Equity Price Risk In connection with the Company's stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements.

  At December 31, 1999, the Company had 450,000 put options outstanding that expire on various dates in February and April 2000 and entitled the holders to sell an aggregate of 450,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.00 to $22.125 per share. The Company received premiums of approximately $0.5 on the sale of such put options. The put options outstanding at December 31, 1999, had exercise prices that were less than the Company's stock price as of that date. Assuming that the Company's stock price were to adversely change by a hypothetical 10% or greater from its year-end closing price, the Company could be subject to purchasing the 450,000 shares of common stock for a maximum of $9.6, which would be recognized as an adjustment to Stockholders' Equity.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                                    1999       1998
(Dollars in millions, except share and per share amounts)
----------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                                     $   12.0   $    1.7
  Accounts receivable, less allowance for doubtful accounts of
   $9.3 in 1999 and $9.2 in 1998                                                   248.5      241.3
  Inventories                                                                      139.5      140.5
  Deferred income taxes                                                             61.7       72.9
  Other current assets                                                              29.4       21.2
----------------------------------------------------------------------------------------------------
   Total current assets                                                            491.1      477.6
----------------------------------------------------------------------------------------------------
Investment in associated companies                                                 146.4      147.4
Plants, equipment and facilities, at cost                                        1,352.6    1,363.0
  Less: accumulated depreciation                                                  (696.9)    (695.5)
----------------------------------------------------------------------------------------------------
   Net plant investment                                                            655.7      667.5
----------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
  $25.9 in 1999 and $18.3 in 1998                                                  395.2      349.5
Deferred income taxes                                                               48.8       62.6
Other assets                                                                        22.7       26.0
----------------------------------------------------------------------------------------------------
Total assets                                                                    $1,759.9   $1,730.6
----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
  Short-term borrowings                                                         $      -   $   10.3
  Accounts payable                                                                 118.5       99.9
  Accrued expenses                                                                 198.4      243.9
  Income taxes payable                                                              49.2       40.3
----------------------------------------------------------------------------------------------------
   Total current liabilities                                                       366.1      394.4
----------------------------------------------------------------------------------------------------
Long-term debt                                                                     422.5      419.5
Other noncurrent liabilities                                                       465.5      485.7
----------------------------------------------------------------------------------------------------
Stockholders' equity
  Preferred stock, 20,000,000 shares authorized; issued and outstanding
   4,000 shares, Series C Cumulative, $.01 par value at liquidation value of
   $25 per share                                                                     0.1        0.1
  Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 in 1999 and 48,142,961 in 1998                                  0.5        0.5
  Additional paid-in capital                                                       159.8      162.4
  Retained earnings                                                                577.5      456.2
  Unearned compensation                                                             (1.9)      (1.7)
  Accumulated translation adjustments                                              (14.3)      (5.1)
  Treasury stock, at cost, 6,522,967 shares in 1999,
   and 4,952,881 shares in 1998                                                   (215.9)    (181.4)
----------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                      505.8      431.0
----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $1,759.9   $1,730.6
----------------------------------------------------------------------------------------------------
Contingent Liabilities and Commitments (Notes 4 and 9)
----------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------
                                                                                     Years ended December 31,
                                                                                     1999      1998      1997
-------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share amounts)
Net sales                                                                        $1,412.5  $1,444.5  $1,290.6
Manufacturing cost of sales                                                         970.8   1,006.6     930.9
Selling and technical services                                                      150.0     153.4     145.4
Research and process development                                                     43.8      42.9      44.7
Administrative and general                                                           51.7      46.6      47.7
Amortization of acquisition intangibles                                              11.2       9.5       2.7
-------------------------------------------------------------------------------------------------------------
Earnings from operations                                                            185.0     185.5     119.2
Other income, net                                                                     9.3      14.5      23.9
Equity in earnings of associated companies                                            5.6      20.3      12.3
Interest expense, net                                                                26.9      22.4       5.7
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                        173.0     197.9     149.7
Income tax provision                                                                 51.7      73.2      36.1
Net earnings                                                                     $  121.3  $  124.7  $  113.6
-------------------------------------------------------------------------------------------------------------
Earnings per common share
 Basic                                                                           $   2.83  $   2.79  $   2.50
 Diluted                                                                         $   2.73  $   2.68  $   2.39
-------------------------------------------------------------------------------------------------------------

 See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------
                                                                        Years ended December 31,
(Dollars in millions)                                                   1999      1998      1997
--------------------------------------------------------------------------------------------------
Cash flows provided by (used for) operating activities
Net earnings                                                         $ 121.3   $ 124.7   $ 113.6
Noncash items included in net earnings:
 Dividends from associated companies greater (less) than earnings        0.2     (13.8)      0.1
 Depreciation                                                           81.9      78.0      73.1
 Amortization                                                           13.2       9.2       5.7
 Deferred income taxes                                                  24.3      19.2       3.2
 Gain on sale of assets                                                 (4.2)     (6.9)    (22.3)
 Other                                                                  (0.5)     (0.2)      6.7
Changes in operating assets and liabilities:
 Accounts receivable                                                    (8.7)      3.9     (16.7)
 Inventories                                                             3.3       1.1      (9.5)
 Accounts payable                                                       19.9     (25.2)     (9.9)
 Accrued expenses                                                      (29.0)    (19.5)     13.8
 Income taxes payable                                                    9.8      26.1      18.5
 Other assets                                                           (0.6)     (8.6)     (2.2)
 Other liabilities                                                     (31.7)    (35.7)    (42.4)
--------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                        199.2     152.3     131.7
--------------------------------------------------------------------------------------------------
Cash flows provided by (used for) investing activities
 Additions to plants, equipment and facilities                         (77.4)   (103.8)    (91.4)
 Proceeds received on sale of assets                                    11.8      25.9      95.7
 Acquisition of businesses, net of cash received                       (69.8)    (73.8)   (344.0)
 Change in other assets                                                 (5.0)      4.8       2.1
--------------------------------------------------------------------------------------------------
Net cash flows used for investing activities                          (140.4)   (146.9)   (337.6)
--------------------------------------------------------------------------------------------------
Cash flows provided by (used for) financing activities
 Proceeds from the exercise of stock options and warrants                1.1       3.3       6.0
 Purchase of treasury stock                                            (42.5)   (113.4)    (47.8)
 Change in short-term borrowings                                       (10.3)     10.3         -
 Change in long-term debt                                                3.0      97.7     235.0
 Debt issuance costs                                                       -      (9.4)        -
 Proceeds received on sale of put options                                1.2       1.0       1.0
--------------------------------------------------------------------------------------------------
Net cash flows (used for) provided by financing activities             (47.5)    (10.5)    194.2
--------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents            (1.0)      0.4      (2.3)
--------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        10.3      (4.7)    (14.0)
Cash and cash equivalents, beginning of period                           1.7       6.4      20.4
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $  12.0   $   1.7   $   6.4
--------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
                                                       Years ended December 31, 1999, 1998 and 1997
                                                               Additional                        Accumulated
                                            Preferred  Common  Paid-In      Retained  Unearned   Translation   Treasury
(Dollars in millions)                       Stock      Stock   Capital      Earnings  Compen.    Adjustments   Stock
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                   $  0.1  $ 0.5      $ 229.7     $217.9    $ (2.4)      $   8.8       $(140.2)
Net earnings                                               -            -      113.6         -             -             -
Other comprehensive income:
Translation adjustments                                    -            -          -         -          (15.7)           -

Comprehensive income
Award of, and changes in, performance
and restricted stock                                       -         (2.3)         -      (4.1)            -           6.4
Amortization of performance and
restricted stock                                           -            -          -       3.0             -             -
Purchase of treasury stock                                 -            -          -         -             -         (47.8)
Exercise of stock options                                  -        (37.4)         -         -             -          43.4
Proceeds received on sale of put options                   -          1.0          -         -             -             -
Tax benefit on stock options                               -         12.9          -         -             -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                   $  0.1  $ 0.5      $ 203.9     $331.5    $ (3.5)      $  (6.9)      $(138.2)
Net earnings                                               -            -      124.7         -             -             -
Other comprehensive income:
Translation adjustments                                    -            -          -         -           1.8             -

Comprehensive income
Award of, and changes in, performance
and restricted stock                                       -         (4.5)         -       2.1             -           1.3
Amortization of performance and
restricted stock                                           -            -          -      (0.3)            -             -
Purchase of treasury stock                                 -            -          -         -             -        (113.4)
Issuance pursuant to acquisition                           -        (29.5)         -         -             -          51.8
Exercise of stock options                                  -        (13.8)         -         -             -          17.1
Proceeds received on sale of put options                   -          1.0          -         -             -             -
Tax benefit on stock options                               -          5.3          -         -             -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                   $  0.1  $ 0.5      $ 162.4     $456.2    $ (1.7)      $  (5.1)      $(181.4)
Net earnings                                               -            -      121.3         -             -             -
Other comprehensive income:
Translation adjustments                                    -            -          -         -          (9.2)            -

Comprehensive income                                       -            -          -         -             -             -
Award of, and changes in, performance
and restricted stock                                       -         (0.7)         -      (1.6)            -           2.6
Amortization of performance and
restricted stock                                           -            -          -       1.4             -             -
Compensation costs on variable
stock option award                                         -          0.7          -         -             -             -
Purchase of treasury stock                                 -            -          -         -             -         (42.5)
Adjustment to shares issued pursuant
to acquisition                                             -          0.6          -         -             -          (0.2)
Exercise of stock options and warrants                     -         (4.5)         -         -             -           5.6
Proceeds received on sale of put options                   -          1.2          -         -             -             -
Tax benefit on stock options                               -          0.1          -         -             -             -
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $  0.1  $ 0.5      $ 159.8     $577.5    $ (1.9)      $ (14.3)      $(215.9)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------



(Dollars in millions)                       Total
-----------------------------------------------------
Balance at December 31, 1996                  $314.4
Net earnings                                   113.6
Other comprehensive income:
Translation adjustments                        (15.7)
                                               ------
Comprehensive income                            97.9
Award of, and changes in, performance
and restricted stock                               -
Amortization of performance and
restricted stock                                 3.0
Purchase of treasury stock                     (47.8)
Exercise of stock options                        6.0
Proceeds received on sale of put options         1.0
Tax benefit on stock options                    12.9
-----------------------------------------------------
Balance at December 31, 1997                  $387.4
Net earnings                                   124.7
Other comprehensive income:
Translation adjustments                          1.8
                                               -----
Comprehensive income                           126.5
Award of, and changes in, performance
and restricted stock                            (1.1)
Amortization of performance and
restricted stock                                (0.3)
Purchase of treasury stock                    (113.4)
Issuance pursuant to acquisition                22.3
Exercise of stock options                        3.3
Proceeds received on sale of put options         1.0
Tax benefit on stock options                     5.3
-----------------------------------------------------
Balance at December 31, 1998                  $431.0
Net earnings                                   121.3
Other comprehensive income:
Translation adjustments                         (9.2)
                                               ------
Comprehensive income                           112.1
Award of, and changes in, performance
and restricted stock                             0.3
Amortization of performance and
restricted stock                                 1.4
Compensation costs on variable
stock option award                               0.7
Purchase of treasury stock                     (42.5)
Adjustment to shares issued pursuant
to acquisition                                   0.4
Exercise of stock options and warrants           1.1
Proceeds received on sale of put options         1.2
Tax benefit on stock options                     0.1
-----------------------------------------------------
Balance at December 31, 1999                  $505.8
-----------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(Dollars in millions, except share and per share amounts, unless otherwise indicated)

1) SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. Prior to 1997 operations outside of the United States, Canada and Europe were generally included on a fiscal year basis ended November 30. Substantially all of the operations were brought to a December 31 fiscal year-end in 1997. The effect of the change to current month reporting for these operations is reflected in other income for 1997 and is not material to the results of operations. The equity method of accounting is used for investments in associated companies (all 50% owned). Certain reclassifications have been made to prior years' data in order to conform with the current year's presentation.

  Foreign Currency Translation For most of the Company's international operations, all elements of financial statements are translated into U.S. dollars using current exchange rates with translation adjustments accumulated in stockholders' equity. For international operations in economies that are considered hyperinflationary certain financial statement amounts are translated at historical exchange rates with all other assets and liabilities translated at current exchange rates and the resulting translation adjustments for these operations are recorded in earnings.

  Depreciation and Amortization Depreciation is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets. When such depreciable assets are sold or otherwise retired from service, their costs, less amounts realized on sale or salvage, are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment are capitalized. Intangibles resulting from business acquisitions are carried at cost and amortized on a straight-line basis over a period of up to 40 years, unless, in the opinion of management, their lives are limited. The Company capitalizes interest costs incurred during the period of construction of plant and equipment. The interest cost capitalized in 1999, 1998 and 1997 was immaterial to the consolidated financial statements.

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

  Cash and Cash Equivalents Securities with maturities of three months or less when purchased are considered to be cash equivalents.

  Financial Instruments Financial instruments reflected in the consolidated balance sheets include cash and cash equivalents, accounts receivable, certain other assets, short-term debt, accounts payable, long-term debt and certain other liabilities. Fair values were determined through a combination of management estimates and information obtained from independent third parties using the latest available market data.

  The Company also uses derivative financial instruments in accordance with Company-established policies to manage exposure to fluctuations in interest rates, foreign exchange rates and certain raw material prices. Derivative financial instruments utilized by the Company include interest rate swaps, interest rate lock agreements, foreign currency exchange contracts, commodity contracts (including forward contracts and other hedging arrangements) predominantly cash-settled swap transactions and put options indexed to the Company's stock. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions primarily with major financial institutions or highly-rated counterparties, thereby limiting exposure to credit- and performance-related risks.

  The Company uses fixed and floating interest rate swap agreements to synthetically obtain lower cost borrowings and to alter its exposure to the impact of changing interest rates on the consolidated results of operations and future cash outflows for interest. The fair value of the swap agreements is not recognized in the financial statements. Interest rate differentials paid or received under the agreements are recorded as adjustments to interest expense.

  Foreign exchange forward contracts are utilized by the Company to hedge short-term intercompany loans and intercompany trade accounts receivables and payables that are denominated in a currency other than the functional currency of the business. The Company's criteria to qualify for hedge accounting is that the instrument must relate to a foreign currency asset or liability whose terms have been identified, be in the same currency as the hedged item, have a maturity date that strongly correlates to the maturity date of the underlying transaction and reduce the risk of exchange movement on the Company's operations. The foreign exchange gains or losses and the offsetting losses or gains of the hedged transaction are marked to market and reflected in net earnings.

  The Company selectively utilizes natural gas derivative contracts including forward contracts, which are principally settled through actual delivery of the physical commodity, and other hedging arrangements, predominantly cash-settled swap transactions, to manage its exposure to price risk associated with the production of ammonia and other building block chemical products. The maturity of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract, with amounts paid or received on early termination deferred on the balance sheet until such time.

  In connection with the Company's stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements.

  Inventories Inventories are carried at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out (FIFO) or average cost method.

  Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

  If repatriation of the undistributed earnings of the Company's foreign subsidiaries and associated companies is anticipated, then income taxes are provided for such earnings.

  Postretirement and Postemployment Benefits The Company sponsors postretirement and postemployment benefit plans. The net periodic costs are recognized for these plans as employees render the services necessary to earn the related benefits.

 Revenue Recognition Revenue is generally recognized upon shipment of goods to customers.

  Earnings Per Share Basic earnings per common share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the quarter. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

  Stock-Based Compensation The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations under which no compensation cost is generally recognized for stock options granted, since the Company grants options at a price equal to the market price of the stock at the date of grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to stockholders' equity and amortized to expense over the requisite vesting periods. Compensation cost for stock appreciation rights payable in cash is amortized to expense over the maturity period.

  Risks and Uncertainties The Company is engaged primarily in the manufacture and sale of a highly diversified line of chemical products and materials throughout the world. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of operational problems, including, but not limited to, the above events, may have a materially adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole during the period of such operational difficulties.

  The Company's operations are also subject to various hazards incidental to the production, use and sale of industrial chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence involving the Company may result in the Company being named as a defendant in lawsuits potentially asserting large claims.

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

2) ACQUISITIONS AND DISPOSITIONS

During 1999 the Company completed the following acquisition and disposition transactions:

  On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The purchase price exceeded the fair value of the identifiable assets acquired by $0.5, which will be amortized on a straight-line basis over a period of up to 40 years. The acquired business was integrated into the Company's Water and Industrial Process Chemicals segment.

  On August 11, 1999, the Company acquired assets of the BOC Gases' global phosphine fumigants product line for $3.5. The purchase price exceeded the fair value of the identifiable assets acquired by $1.2, which will be amortized on a straight-line basis over a period of up to 20 years. The terms of the acquisition provide for up to two additional payments aggregating up to $1.0 to be paid upon approval by the U.S. Environmental Protection Agency of certain fumigant registrations and for additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels. The contingency for payment of $0.3 of additional consideration was met during the first quarter of 2000 and was recorded as additi0nal goodwill. All additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for payment have been met. The acquired business was integrated into the Company's Water and Industrial Process Chemicals segment.

  On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. from Laporte plc for $25.1, net of $0.8 cash received. The purchase price exceeded the fair value of the identifiable assets acquired by $19.0, which will be amortized on a straight-line basis over a period of up to 40 years. The acquisition, which included two manufacturing operations and a research and development center located in Chile, was integrated into the Company's Water and Industrial Process Chemicals segment.

  On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited for approximately $37.2 in cash plus future consideration with a value equivalent to approximately $8.3. The purchase price exceeded the fair value of the identifiable assets acquired by $36.7, which will be amortized on a straight-line basis over a period of up to 40 years. The acquired business was integrated into the Company's Performance Products segment. BIP will retain its manufacturing plant in Oldbury, United Kingdom, where it will continue to manufacture certain amino coatings resins for Cytec for at least one year.

  All four acquisitions have been recorded under the purchase method of accounting with the purchase prices allocated to the assets received and liabilities assumed, based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excesses of the purchase price over the identifiable assets acquired ("goodwill") are included in Acquisition Intangibles in the Consolidated Balance Sheet. Goodwill, net of accumulated amortization, totaled $343.9 at December 31, 1999. Consolidated results of operations for 1999 or 1998 would not have been materially different if any of the acquisitions had occurred on January 1, 1998. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

  On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business, excluding land, buildings and one product line to Rogers Corporation of Manchester, Connecticut, for $4.3.

 During 1998 the Company completed the following acquisition and disposition transactions:

  On June 24, 1998, the Company acquired assets of the OrePrep minerals processing product line ("OrePrep") from Baker Petrolite Corporation for approximately $9.0. The purchase price exceeded the fair value of the identifiable assets acquired by $8.3. The acquired product line was integrated into the Company's Water and Industrial Process Chemicals segment.

  On July 31, 1998, the Company purchased from Dyno Industrier ASA of Oslo, Norway, Dyno's global amino coatings resin business, which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $55.7 in cash. The purchase price exceeded the fair value of the identifiable assets acquired by $32.0. The acquired business was integrated into the Company's Performance Products segment.

  On October 9, 1998, the Company acquired The American Materials & Technologies Corporation ("AMT"), a manufacturer of advanced composite materials, in a stock transaction designed to qualify as a tax-free reorganization. In the transaction, the Company issued from Treasury Stock 1,243,663 shares of its common stock to AMT shareholders. In addition, outstanding options and warrants to acquire AMT stock were converted into 335,209 Cytec options and warrants with a weighted average exercise price of $10.48 per share. The cost of the acquisition was approximately $26.8, including the shares issued, options and warrants converted and previous shares acquired, plus the assumption of approximately $5.4 in debt. The purchase price exceeded the fair value of the identifiable assets acquired by $24.4. The acquired business was integrated into the Company's Specialty Materials segment. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business for approximately $6.2 in cash.

  All three acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets received and liabilities assumed, based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as goodwill are included in Acquisition Intangibles in the Consolidated Balance Sheets and will be amortized on a straight-line basis over a period of up to 40 years. Goodwill, net of accumulated amortization, totaled $323.8 at December 31, 1998. Consolidated results of operations for 1998 or 1997 would not have been materially different if any of the acquisitions had occurred on January 1, 1997. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

  On November 23, 1998, the Company completed the sale of its bulk molding compounds business to Bulk Molding Compounds, Inc., of West Chicago, Illinois, for $17.0 in cash, resulting in a pretax gain of $4.4. The business acquired by Bulk Molding Compounds, Inc., included Cytec's manufacturing, laboratory and sales facility located at Perrysburg, Ohio. Sales for this product line were $24.9 and $26.6 in 1998 and 1997, respectively.

 During 1997 the Company completed the following acquisition and disposition transactions:

  On September 30, 1997, the Company acquired substantially all of the assets and liabilities of Fiberite, Inc. ("Fiberite") for $344.0. The assets acquired included all of Fiberite's business except its satellite materials business. The purchase price exceeded the fair value of the identifiable assets acquired by $269.7, which is included in Acquisition Intangibles in the Consolidated Balance Sheets and which will be amortized on a straight-line basis over a period of up to 40 years. The

Fiberite operations have been integrated into the Company's Specialty Materials segment. The Fiberite acquisition was accounted for under the purchase method of accounting. Unaudited pro forma consolidated results of operations for 1997, reflecting the Fiberite acquisition as if it had occurred on January 1, 1997, are as follows: net sales, $1,491.1; net earnings, $111.5; and diluted earnings per share, $2.34.

  On January 31, 1997, the Company completed the sale of its acrylic fibers product line to a subsidiary of Sterling Chemicals, Inc. ("Sterling"). The assets transferred included the Company's plant located near Pensacola, Florida. The Company received approximately $94.8 in cash and certain other consideration, including the assumption by Sterling of certain contingent and other liabilities with a value of approximately $15.0. The Company recorded a pretax gain of approximately $22.3 from this transaction.

3) RESTRUCTURING OF OPERATIONS

In 1997 the Company recorded pretax restructuring charges in the amount of $38.4 related primarily to (i) restructurings at Botlek, The Netherlands; Linden, New Jersey; Fortier, Louisiana and Willow Island, West Virginia, manufacturing sites; (ii) restructuring at its corporate headquarters; (iii) costs to realign its legal entity structure in Europe and (iv) redundant costs associated with manufacturing sites after integrating Fiberite. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0 and administrative and general, $2.6. The components of the restructuring charges include: $28.6 for employee related costs; $3.8 for fixed asset write-offs at the Company's facility in Botlek, The Netherlands; $1.2 for plant closure costs and $4.8 for other actions. The personnel reduction primarily represents severance costs associated with the elimination of approximately 415 positions worldwide. As of December 31, 1999, approximately 361 eliminations requiring severance payments were completed. An additional 12 eliminations from the original plan requiring severance will be substantially completed by mid-year 2000.

  As of December 31, 1999, payments and write-offs of $31.7 were made for these charges. In the fourth quarter of 1999, the Company reduced this restructuring accrual due to incurring lower costs than expected for the shutdown of the Warner's, New Jersey facility and incurring fewer personnel reductions by filling unanticipated open positions. As a result, the Company recognized a restructuring credit of $3.0 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $2.7 and administrative and general, $0.3. At December 31, 1999, the liability to be paid was $3.7, essentially all of which is for the remaining personnel reductions and for certain long-term payouts for employee severance, primarily in Europe. The Company anticipates that, except for these long-term payouts, all of the remaining restructuring costs will be paid in 2000.

  Also in the fourth quarter of 1999, the Company recorded restructuring charges of $3.6, primarily related to the consolidation of certain Specialty Materials manufacturing and research activities and the Fortier, Louisiana, methanol plant shutdown and related personnel reductions. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $1.2; selling and technical services, $0.3; research and process development, $1.7; and administrative and general, $0.4. The components of the restructuring charges include: employee severence costs, $3.1 and shut-down costs, $0.5. The personnel reduction primarily represents severance costs associated with the elimination of approximately 72 positions worldwide. As of December 31, 1999, approximately 10 positions have been eliminated and the remainder are expected to be completed by the end of 2000. Cash payments of $0.8 were made for these charges during the fourth quarter of 1999, with a liability of $2.8 remaining as of December 31, 1999.

4) FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, certain other assets, accounts payable, short-term debt and certain other liabilities included in the Company's Consolidated Balance Sheets approximated their fair values at December 31, 1999 and 1998. The Company had an aggregate of $35.0 in credit potentially available for short-term uses under three uncommitted credit facilities and a U.S. dollar equivalent of approximately $16.0 available under a foreign denominated overdraft facility. There were no outstanding borrowings under these facilities at December 31, 1999 and $10.3 outstanding at December 31, 1998. The fair values of long-term debt were $399.1 at December 31, 1999, and $412.2 at December 31, 1998.

  Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. The Company made payments aggregating approximately $11.2 to settle the rate lock agreements ($9.6 of which was paid during the first half of 1998 and the remainder in
1997), which will be amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846%

MandatOry Par Put Remarketed SecuritiesSM ("MOPPRSSM") as an increase in interest expense of such Notes. See also Note 8.

  At December 31, 1999, the Company was party to four interest rate swap agreements with an aggregate notional value of $82.0. Two of the swap agreements with maturity dates during 2001 have virtually offsetting terms. Another swap agreement effectively converts variable rate interest obligations on the Company's Credit Facility to 6.25% fixed rate obligations. The maturity date of this swap agreement is November 1, 2001. The fourth interest rate swap agreement was entered into on May 14, 1999, matures in March 2008 and effectively converts $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate.

  At December 31, 1999, the Company had net foreign exchange contracts to purchase $6.5 of various currencies, primarily Dutch guilders and German marks and to sell $5.8 of various currencies, primarily British pounds for U.S. dollars. The Company also had contracts to sell Dutch guilders with a value equivalent to $13.4 for British pounds and contracts to purchase Norwegian krone with a value equivalent to $4.3 for other European currencies. At December 31, 1998, the Company had net foreign exchange contracts to purchase various currencies, principally British pounds and Dutch guilders, for $21.4 and to sell various currencies, principally Dutch guilders and German marks, for $11.3. All contracts are for periods of six months or less. The fair values of existing foreign exchange contracts, based on exchange rates at December 31, 1999 and 1998, approximated the above contract values.

  At December 31, 1999, the Company had $2.8 net natural gas forward commodity and cash-settled swap contracts outstanding. At December 31, 1998, the Company had $4.6 net natural gas forward commodity contracts outstanding. Based on year-end prices, the fair value of natural gas derivative contracts were $2.4 and $3.6 at December 31, 1999 and 1998, respectively.

  In connection with the Company's stock repurchase program, during the year ended December 31, 1999, the Company sold an aggregate of 800,000 put options to three institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holders to sell an aggregate of 800,000 shares of the Company's common stock to the Company at exercise prices ranging from $21.00 to $22.50 per share. During the year, 350,000 of the put options expired unexercised. The remaining 450,000 put options expire on various dates in February and April 2000. The Company received premiums of approximately $1.2 on the sale of such put options. Subsequent to December 31, 1999, the Company sold an additional 100,000 put options that expire in July 2000 and 100,000 put options that expire in August 2000 at exercise prices of $23.083 per share and $23.552 per share, respectively. The Company has received premiums of approximately $0.2 on the sale of such put options. The put options outstanding at December 31, 1999, had exercise prices that were less than the Company's stock price as of that date. See also Note 14.

5) ASSOCIATED COMPANIES

The Company has a 50% interest in each of four associated companies: CYRO Industries, Criterion Catalyst, Mitsui-Cytec and AC Molding Compounds and had a 50% interest in the former Dyno-Cytec joint venture through July 31, 1998.

  The aggregate cost of investments in associated companies accounted for under the equity method was $41.8 and $40.4 at December 31, 1999 and 1998, respectively. Summarized financial information for the Company's investments in associated companies as of and for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                 1999    1998    1997
------------------------------------------------------
Net sales                       $521.4  $583.0  $596.5
Gross profit                     116.4   153.3   145.2
Net earnings                      11.4    44.0    25.6
Company's share of earnings        5.6    20.3    12.3
------------------------------------------------------
Current assets                   280.5   270.3   308.8
Noncurrent assets                354.9   343.4   333.5
Total assets                     635.4   613.7   642.3
------------------------------------------------------
Current liabilities              206.3   175.0   172.4
Noncurrent liabilities           126.1   127.3   172.9
Equity                           303.0   311.4   297.0
Total liabilities and equity     635.4   613.7   642.3
------------------------------------------------------
Company's share of equity       $151.5  $155.7  $148.5

Sales to associated companies (primarily CYRO Industries) amounted to $25.2, $34.4 and $35.9 in 1999, 1998 and 1997, respectively. Purchases from associated companies were immaterial.

  Included in Other Assets at December 31, 1999 was a $5.0 note due January 31, 2002 from Criterion Catalyst, an associated company. The Company has agreed to make additional loans to Criterion Catalyst up to a maximum of $50.0 if Criterion Catalyst is not in compliance with certain covenants in its principal credit agreement.

6) INVENTORIES

At December 31, 1999 and 1998, LIFO inventories comprised approximately 66% of consolidated inventories.
                                                                                                            1999       1998
----------------------------------------------------------------------------------------------------------------------------------
Finished goods                                                                                              $   89.0   $   87.6
Work in progress                                                                                                17.3       16.0
Raw materials and supplies                                                                                      65.9       75.4
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               172.2      179.0
Less reduction to LIFO cost                                                                                    (32.7)     (38.5)
----------------------------------------------------------------------------------------------------------------------------------
Total inventories                                                                                           $  139.5   $  140.5

7) PLANTS, EQUIPMENT AND FACILITIES

At December 31, 1999 and 1998, plant, equipment and facilities consisted of the following:

                                                                                                            1999       1998
----------------------------------------------------------------------------------------------------------------------------------
Land and land improvements                                                                                  $   39.9   $   41.6
Buildings                                                                                                      167.3      167.1
Machinery and equipment                                                                                      1,093.4    1,086.5
Construction in progress                                                                                        52.0       67.8
----------------------------------------------------------------------------------------------------------------------------------
Plants, equipment and facilities, at cost                                                                   $1,352.6   $1,363.0

8) LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt consisted of the following:
                                                                                                                1999       1998
Credit Facility                                                                                             $  103.0   $  100.0
Public Debt                                                                                                    319.5      319.5
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                              $  422.5   $  419.5

The weighted average interest rate on long-term debt for 1999 and 1998 was 6.77% and 6.69%, respectively.

  At December 31, 1999, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There was $103.0 of outstanding borrowings under the Credit Facility at December 31, 1999. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 1999.

  On August 20, 1999, the Company replaced its prior 364-day credit facility with a new 364-day credit facility, which provides up to $200.0 in unsecured revolving loans for general corporate purposes. Three new lenders were added while two withdrew from the consortium of U.S. and non-U.S. banks participating in the 364-day credit facility. The 364-day credit facility matures on August 19, 2000, and contains a one-year term-out option. The interest rate on funds borrowed floats based on the LIBOR. There were no outstanding borrowings under the 364-day facility at December 31, 1999 and 1998.

  During the first six months of 1998, the Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings, consisting of
(i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MOPPRSSM due May 11, 2025. The securities were offered under the Company's shelf registration statement, which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used primarily to refinance the Fiberite Acquisition.

  Except in limited circumstances, the MOPPRSSM will be subject to mandatory tender to Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Dealer at 100% of the principal amount thereof, for remarketing on the Remarketing Date. The interest rate on the MOPPRS/SM/ from the Remarketing Date to maturity will be 5.951% plus an applicable spread.

If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS/SM/ on the Remarketing Date or elects not to remarket the MOPPRSSM, the Company will be required to repurchase the MOPPRSSM from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof plus accrued interest, if any.

  Under the terms of the instrument most restrictive of additional borrowings by the Company, the Company's Series C Cumulative Preferred Stock ("Series C Stock"), the Company was limited to borrowing no more than an additional $336.1 at December 31, 1999. See Note 15.

9) ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

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

  It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimatable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

  In accordance with the above policies, as of December 31, 1999 and December 31, 1998, the aggregate environmental related accruals were $122.9 and $136.1, respectively. Of these amounts, the environmental related accruals included in accrued expenses were $20.0 as of December 31, 1999, and $25.0 as of December 31, 1998, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the years ended December 31, 1999, 1998 and 1997, was $18.6, $23.8 and $26.1, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

  While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs that, in management's opinion, will not have a materially adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any confidence.

  The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a materially adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

  Rental expense under property and equipment leases was $12.3 in 1999, $12.8 in 1998 and $11.5 in 1997. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999, are:

                                                                     Operating
                                                                        Leases
------------------------------------------------------------------------------
 2000                                                                    $11.2
 2001                                                                      7.8
 2002                                                                      4.3
 2003                                                                      2.0
 2004                                                                      0.6
 Thereafter                                                                0.5
------------------------------------------------------------------------------
 Total minimum lease payments                                            $26.4
                                                                         =====

  At December 31, 1999 and 1998, the Company had $11.8 and $10.9, respectively, of letters of credit outstanding for environmental and insurance related matters.

10) INCOME TAXES

The income tax provision for the years ended December 31, 1999, 1998 and 1997, is based on earnings before income taxes as follows:

                                                        1999     1998     1997
--------------------------------------------------------------------------------
Domestic                                              $110.1   $154.1   $116.3
Foreign                                                 62.9     43.8     33.4
--------------------------------------------------------------------------------
Total                                                 $173.0   $197.9   $149.7

 The components of the provision for the years ended December 31, 1999, 1998 and 1997, are composed of the following:

                                                        1999     1998     1997
--------------------------------------------------------------------------------
Current:
 Federal                                              $  4.8   $ 37.0   $ 18.6
 Foreign                                                21.0     18.0     10.8
 Other, principally state                                1.0      3.4      4.3
Total                                                 $ 26.8   $ 58.4   $ 33.7
--------------------------------------------------------------------------------
Deferred:
 Federal                                              $ 21.9   $ 13.2   $  1.6
 Foreign                                                (2.3)    (2.1)     0.7
 Other, principally state                                5.3      3.7      0.1
Total                                                 $ 24.9   $ 14.8   $  2.4
--------------------------------------------------------------------------------
Total income tax provision                            $ 51.7   $ 73.2   $ 36.1

  Domestic and foreign earnings of consolidated companies before income taxes include all earnings derived from operations in the respective U.S. and foreign geographic areas, whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

                                                      1999      1998
--------------------------------------------------------------------
 Deferred tax assets:
      Allowance for bad debts                      $   2.3   $   2.9
      Employee benefit accruals                       16.7      17.7
      Insurance accruals                              12.9      12.9
      Operating accruals                              20.3      19.5
      Inventory                                        5.2       6.1
      Environmental accruals                          45.2      51.4
      Postretirement obligations                     126.8     131.5
      Other                                           16.5      17.9
      Deferred tax assets                            245.9     259.9
--------------------------------------------------------------------
 Deferred tax liabilities:
      Plants, equipment and facilities              (122.7)   (109.9)
      Other                                          (12.7)    (14.5)
 Deferred tax liabilities                           (135.4)   (124.4)
 Net deferred tax assets                           $ 110.5   $ 135.5

  Beginning in 1997, no provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to reinvest these earnings. Foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of distribution or sale.

  The continued positive earnings trend of the Company makes it more likely than not that the Company will generate sufficient taxable income to realize its net deferred income tax assets.

  In the third quarter of 1999, the Company recognized an $8.0 reduction in income tax expense related to the utilization of additional prior years' tax credits. Excluding the impact of this nonrecurring item, the Company's effective tax rate for 1999 was 34.5%.

  A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:

                                                              1999   1998    1997
---------------------------------------------------------------------------------
 Federal income tax rate                                     35.0%  35.0%   35.0%
 Research and experimental credit                            (1.8)     -       -
 Prior period tax credits                                    (4.6)     -       -
 Valuation allowance adjustment                                 -      -   (16.3)
 Income subject to other than the federal income tax rate    (2.6)  (0.9)    0.7
 State taxes, net of federal benefits                         2.2    3.1     3.9
 Other charges, net                                           1.7   (0.2)    0.8
---------------------------------------------------------------------------------
 Effective tax rate                                          29.9%  37.0%   24.1%

11) RETIREMENT PLANS

  The Company has defined benefit pension plans that cover employees in the United States and a number of foreign countries. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                                     1999        1998
----------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1                                                   $   321.5   $   286.1
Service cost                                                                           10.1        10.2
Interest cost                                                                          21.8        20.9
Amendments                                                                              0.1        (3.5)
Acquisitions                                                                              -         1.2
Translation difference                                                                  0.1        (0.5)
Actuarial (gain) loss                                                                 (37.0)       14.7
Employee contributions                                                                  0.2         0.2
Benefits paid                                                                         (11.6)       (7.8)
Benefit obligation at December 31                                                 $   305.2   $   321.5
----------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1                                            $   299.4   $   252.3
Actual return on plan assets                                                           44.9        40.6
Company contributions                                                                  13.7        13.4
Employee contributions                                                                  0.2         0.2
Acquisitions                                                                              -         1.2
Translation difference                                                                  0.2        (0.5)
Benefits paid                                                                         (11.6)       (7.8)
Fair value of plan assets at December 31                                          $   346.8   $   299.4
----------------------------------------------------------------------------------------------------------
Projected benefit obligation (under) over plan assets                             $   (41.6)  $    22.1
Unrecognized actuarial gain (loss)                                                     41.2       (18.4)
Unrecognized prior service cost                                                         1.4         1.3
Unrecognized net transition obligation                                                  1.4         1.5
----------------------------------------------------------------------------------------------------------
Accrued pension cost recognized in the consolidated balance sheets                $     2.4   $     6.5
 Assumptions as of December 31:
                                                                           1999        1998        1997
----------------------------------------------------------------------------------------------------------
Discount rate                                                              7.75%       6.75%        7.0%
Expected return on plan assets                                             9.25%        9.0%        9.0%
Rate of future compensation increase                                   4.0-10.0%   3.0-10.0%   3.0-10.0%
Net periodic pension expense includes the following components:
                                                                           1999        1998        1997
----------------------------------------------------------------------------------------------------------
Service cost                                                          $    10.1   $    10.2   $     8.7
Interest cost on projected benefit obligation                              21.8        20.7        17.6
Expected return on plan assets                                            (24.2)      (22.1)      (18.1)
Net amortization and deferral                                               1.8         2.7         1.1
----------------------------------------------------------------------------------------------------------
Net periodic pension expense                                          $     9.5   $    11.5   $     9.3

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $12.2, $9.9 and $0, respectively, as of December 31, 1999, and $133.4, $112.6 and $95.5, respectively, as of December 31, 1998. The prepaid benefit costs recognized in the consolidated balance sheets as of December 31, 1999 and 1998 were $7.2 and $10.6, respectively, and the accrued benefit liability recognized in the consolidated balance sheets as of December 31, 1999 and 1998 was $9.6 and $17.1, respectively.

  The Company sponsors employee savings and profit sharing plans. The savings plan portion generally matches 75% of employee contributions up to 4% of compensation. Profit sharing contributions are based on the Company's performance and are at the discretion of the Board of Directors. Savings plan matching contributions were $4.6, $4.2 and $3.9 for 1999, 1998 and 1997, respectively. Profit sharing contributions were approximately $3.6, $5.0 and $4.6 in 1999, 1998 and 1997, respectively.

12) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company sponsors postretirement and postemployment benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The postemployment plans provide salary continuation, disability related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

  The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                                 1999     1998
--------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1                                                 $278.6   $309.5
Service cost                                                                       1.4      1.4
Interest cost                                                                     17.3     18.5
Amendments                                                                        (1.2)   (17.0)
Translation difference                                                            (0.2)    (0.3)
Actuarial gain                                                                    (5.4)   (13.5)
Employee contributions                                                             1.0      0.9
Benefits paid                                                                    (23.4)   (20.9)
                                                                                ------   ------
Benefit obligation at December 31                                               $268.1   $278.6
--------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1                                          $ 46.5   $ 38.0
Actual return on plan assets                                                       2.7      3.3
Company contributions                                                             27.7     25.2
Employee contributions                                                             0.9      0.9
Benefits paid                                                                    (23.4)   (20.9)
                                                                                ------   ------
Fair value of plan assets at December 31                                        $ 54.4   $ 46.5
--------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation over fair value of plan assets    $213.7   $232.1
Unrecognized actuarial gain                                                       50.3     47.5
Unrecognized negative prior service cost                                          57.2     61.5
--------------------------------------------------------------------------------------------------
Accrued benefit cost                                                            $321.1   $341.1
                                                                                ------   ------

  The accrued postretirement benefit cost recognized in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998, includes $20.0 in accrued expenses and $301.1 and $321.1, respectively, in other noncurrent liabilities.

  Net periodic postretirement benefit costs for the years ended December 31, 1999, 1998 and 1997, included the following components:

                                                                           1999    1998    1997
Service cost                                                              $ 1.4   $ 1.4   $ 1.2
Interest cost                                                              17.3    18.5    21.1
Expected return on plan assets                                             (3.2)   (2.7)   (1.7)
Net amortization and deferral                                              (7.8)   (7.4)   (5.1)
Curtailment gain                                                              -       -    (9.3)
-----------------------------------------------------------------------------------------------
Total cost                                                                $ 7.7   $ 9.8   $ 6.2

  Measurement of the accumulated postretirement benefit obligations ("APBO") was based on actuarial assumptions, including a discount rate of 7.75%, 6.75% and 7.00% at December 31, 1999, 1998 and 1997, respectively and an expected return on plan assets of 7.0% at December 31, 1999, 1998 and 1997. The assumed rate of future increases in the per capita cost of health care benefits (health care cost trend rate) is 8.0% in 2000, decreasing evenly over five years to 5.5% and remaining at that level thereafter. The health care cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the health care cost trend rate by one percentage point in each year would increase the APBO at December 31, 1999, and the 1999 aggregate service and interest cost by approximately $25.0 and $1.8, respectively, and decreasing the health care cost trend rate by one percentage point in each year would decrease the APBO at December 31, 1999 and the 1999 aggregate service and interest cost by approximately $22.7 and $1.6, respectively.

13) OTHER FINANCIAL INFORMATION

 Accrued expenses at December 31, 1999 and 1998, included the following:

                                                                  1999    1998
------------------------------------------------------------------------------
Pensions and other employee benefits                            $ 34.5  $ 34.6
Other postretirement employee benefits                            20.0    20.0
Salaries and wages                                                 9.3    11.7
Environmental                                                     20.0    25.0
Restructuring                                                      6.5    17.6
Other                                                            108.1   135.0
------------------------------------------------------------------------------
                                                                $198.4  $243.9
                                                                ------  ------

  Cash payments during the years ended December 31, 1999, 1998 and 1997, included interest of $27.8, $21.0 and $6.2, respectively. Income taxes paid in 1999, 1998 and 1997 were $28.7, $40.2 and $30.4, respectively. Income taxes paid include foreign taxes of $16.8, $13.4 and $6.6 in 1999, 1998 and 1997, respectively.

  Included in accounts receivable at December 31, 1999 and 1998, are miscellaneous receivables of approximately $35.5 and $37.2, respectively.

  Included in interest expense, net, for the years ended December 31, 1999, 1998 and 1997, is interest income of $2.0, $2.3 and $2.2, respectively.

  Other income, net, was $9.3, $14.5 and $23.9 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in 1999 were gains of $4.5 from the sale of land, $2.2 from royalty income and $1.6 from the sale of certain product lines. Included in 1998 were gains of $4.4 related to the sale of the bulk molding compounds product line, $3.0 of other investment income and $3.8 on certain investments in unaffiliated companies. Included in 1997 were gains of $22.3 related to divested product lines and charges of $9.0 for reducing the carrying amount of the Company's subsidiary CONAP, Inc., to net realizable value and for expected losses on certain other assets that were held for sale.

14) COMMON STOCK

  The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 41,609,673 shares were outstanding at December 31, 1999. A summary of changes in common stock issued and treasury stock for the years ended December 31, 1999, 1998 and 1997 is presented below.


                                                           Common     Treasury
                                                            Stock        Stock
                                                       -----------  -----------
Balance at December 31, 1996                           48,377,683    2,883,485
Purchase of treasury stock                                      -    1,234,250
Issuance pursuant to stock option plan                          -     (934,688)
Award of performance stock and restricted stock                 -      (90,725)
Forfeitures and deferrals of stock awards                (196,419)     (47,733)
                                                       ----------   ----------
Balance at December 31, 1997                           48,181,264    3,044,589
                                                       ----------   ----------
Purchase of treasury stock                                      -    3,561,950
Issuance pursuant to stock option plan                          -     (381,764)
Award of performance stock and restricted stock                 -      (42,906)
Forfeitures and deferrals of stock awards                 (38,303)      19,632
Issuance pursuant to acquisition                                -   (1,248,620)
                                                       ----------   ----------
Balance at December 31, 1998                           48,142,961    4,952,881
Purchase of treasury stock                                      -    1,784,045
Issuance pursuant to stock option plan                          -     (148,693)
Award of performance stock and restricted stock                 -      (84,903)
Forfeitures and deferrals of stock awards                 (10,321)      22,425
Issuance pursuant to warrant exercise                           -       (7,745)
Adjustment to shares issued pursuant to acquisition             -        4,957
                                                       ----------   ----------
Balance at December 31, 1999                           48,132,640    6,522,967
                                                       ==========   ==========

  On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. Through December 31, 1999, the Company had repurchased 1,784,045 shares at a cost of $42.5 under this program. See also Note 15.

  Stock Award and Incentive Plan The 1993 Stock Award and Incentive Plan (the "1993 Plan") is administered by a committee of the Board of Directors (the "Committee"). The 1993 Plan provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (including limited stock appreciation rights), restricted stock (including performance shares), restricted stock units, deferred stock awards and dividend equivalents, deferred cash awards and interest equivalents and other stock or cash-based awards, to be made to selected employees and independent contractors of the Company and its subsidiaries and affiliates at the discretion of the Committee. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 1999, the Company had reserved approximately 10,217,194 shares for issuance under the 1993 Plan.

  The stock option component of the 1993 Plan provides for the granting of nonqualified stock options to officers, directors and certain key employees at 100% of the market price on the date the option was granted. Options are generally exercisable in cumulative installments of 331 3% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

  As discussed in Note 2, in connection with the AMT acquisition, the Company issued from Treasury Stock 1,243,663 shares of its common stock to AMT shareholders. In addition, outstanding options and warrants to acquire AMT stock were converted into 335,209 Cytec options and warrants with a weighted average excercise price of $10.48 per share.

  A summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below.

                                                                             1999                      1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Weighted                  Weighted               Weighted
                                                                          Average                   Average                Average
                                                                         Exercise                  Exercise               Exercise
                                                             Shares         Price        Shares       Price       Shares     Price
------------------------------------------------------------------------------------------------------------------------------------
Shares under option:
Outstanding at beginning of year                             5,276,173    $    19.90   4,811,258        $16.30  4,896,446     $10.18
Granted                                                      1,193,409         21.00     631,025         47.61    883,425      40.25
Issued pursuant to acquisition                                       -             -     259,308          6.18          -          -
Exercised                                                     (148,693)         6.81    (381,764)         8.61   (934,688)      6.45
Forfeited                                                      (81,483)        30.30     (43,654)        41.68    (33,925)     27.64
Outstanding at end of year                                   6,239,406    $    20.28   5,276,173        $19.90  4,811,258     $16.30
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year                           4,434,989    $    16.56   3,864,809        $12.48  3,220,320     $ 8.74

 The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                                                          Options Outstanding                Options Exercisable
                                                                       --------------------------          -----------------------
                                                                            Weighted
                                                                             Average    Weighted                    Weighted
                                                                           Remaining     Average                     Average
                                                                Number   Contractual    Exercise        Number      Exercise
Range of Exercise Prices                                   Outstanding  Life (Years)       Price   Exercisable         Price
----------------------------------------------------------------------------------------------------------------------------
$2.77-10.00                                                  2,223,464          4.32      $ 5.45     2,210,591        $ 5.44
 11.66-22.88                                                 1,699,812          7.63       17.79       657,169         13.55
 23.31-37.75                                                   902,400          6.51       25.41       802,763         25.17
 37.87-47.32                                                   851,605          7.15       40.18       567,845         40.19
 47.81-57.44                                                   562,125          8.08       48.13       196,621         48.12
----------------------------------------------------------------------------------------------------------------------------
$2.77-57.44                                                  6,239,406          6.26      $20.28     4,434,989        $16.56
                                                             ---------          ----      ------     ---------        ------

  As provided under the 1993 Plan, the Company has also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain performance objectives related to the Company's financial performance and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 1997, 1998 and 1999 relate to the 1999, 2000 and 2001 performance periods, respectively. The total amount of stock-based compensation expense/(income) recognized for restricted stock and performance stock was $1.4 in 1999, ($0.3) in 1998 and $3.0 in 1997. A summary of restricted stock and performance stock activity is as follows:


                                                                1999       1998       1997
------------------------------------------------------------------------------------------
Outstanding awards - beginning of year                       112,229    151,838    131,304
New awards granted                                            84,903     42,906     90,725
Shares with restrictions lapsed(1)                           (31,368)   (53,995)   (49,956)
Restricted shares forfeited                                   (9,378)   (28,520)   (20,235)
Outstanding awards - end of year                             156,386    112,229    151,838
------------------------------------------------------------------------------------------
Weighted average market value of new awards on award date     $20.64     $47.61   $  41.10

  (1) Shares with restrictions lapsed in each period above include shares deferred by certain participants. The Company issued these participants equivalent deferred stock awards that will be distributed in the form of shares of common stock, generally, following termination of employment.

  The compensation costs that have been charged against income for restricted stock and performance stock awards have been noted above. Set forth below are the Company's net earnings and earnings per share, presented both "as reported" and "pro forma," as if compensation cost had been determined consistent with the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

                                                                 1999      1998       1997
------------------------------------------------------------------------------------------
Net earnings :
 As reported                                                   $121.3    $124.7     $113.6
 Pro forma                                                      117.8     120.0      107.7
Basic earnings per share:
 As reported                                                   $ 2.83    $ 2.79     $ 2.50
 Pro forma                                                       2.75      2.68       2.37
Diluted earnings per share:
 As reported                                                   $ 2.73    $ 2.68     $ 2.39
 Pro forma                                                       2.65      2.58       2.26
 The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future amounts.

  The fair value of each stock option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                    1999     1998     1997
------------------------------------------------------------------------------------------
Expected life (years)                                                6.0      6.0      6.0
Expected volatility                                                 43.47%   42.80%   45.66%
Expected dividend yield                                                -        -        -
Risk-free interest rate                                              6.58%    5.50%    6.41%
Weighted average fair value of options granted during the year     $10.95   $23.71   $21.52

  In late 1995 the Company implemented a stock appreciation plan for all eligible active employees not eligible to participate in the stock option program. The stock appreciation units represent a potential payout to employees, in cash, of the difference between the base price of the Company's stock of $20.00 per share and the lesser of the price at term, which is December 14, 2000, or $33.33. The stock appreciation units matured in 50% increments at December 14, 1997, and December 14, 1999. In December 1996 the plan was amended to provide for the immediate payout of five hundred dollars per participant which represented 25% of the total maximum payout. A second 25% payout was made in December 1997. Should the stock price close at or above $33.33, an immediate final payout will be made. Otherwise, a final payment will be made on December 14, 2000 provided that the closing stock price on that day is greater than $26.66. The compensation cost related to this plan was $2.0 in 1997.

15) PREFERRED STOCK - REDEEMABLE AND NONREDEEMABLE

  The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of December 17, 1993, the Company had issued to American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products Corporation, 8 million shares of preferred stock, of which only the Series C Stock remains outstanding.

  The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, has an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. The Series C Stock provides Cyanamid with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree health care and life insurance obligations and certain pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of Cyanamid as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, Cyanamid, as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with Cyanamid's existing representative, would constitute a majority of the Company's Board of Directors.

  On April 8, 1997, the Company signed an agreement with Cyanamid to revise certain of the financial covenants contained in its Series C Stock held by Cyanamid. Under the revised terms, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 1999, the Company had $422.5 of debt and $505.7 of equity as defined in the Series C Stock covenant and, under the revised terms, would have the ability to incur up to an additional $336.1 in debt.

  On January 22, 1999, the Company signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Series C Stock so that, in addition to restricted payments otherwise permitted under the Series C Stock, which at December 31, 1999, were limited to $55.2, the Company may make up to $100.0 in special restricted payments solely for the purpose of repurchasing its common stock. Through December 31, 1999, the Company had purchased 1,784,045 shares at a cost of $42.5 under its $100.0 stock repurchase program. At December 31, 1999, $112.7 was available for stock repurchases under the agreements with Cyanamid.

16) EARNINGS PER SHARE

  The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for common stockholders for the years ended December 31, 1999, 1998 and 1997:

                                               1999                                1998
                                                          Per                                   Per
                               Income        Shares      Share     Income        Shares        Share       Income
                             (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)    Amount    (Numerator)
Basic EPS
----------------------------------------------------------------------------------------------------------------------
 Net earnings                    $121.3     42,890,159   $ 2.83  $    124.7     44,714,788   $     2.79      $113.6
Effect of dilutive
 securities
Options                               -      1,507,357                    -      1,663,768                        -
Performance/Restricted stock          -        103,353                    -         95,954                        -
Put options                           -              -                    -          3,840                        -
Warrants                              -          4,395                    -          1,763                        -
Diluted EPS
 Net earnings                    $121.3     44,505,264   $ 2.73  $    124.7     46,480,113   $     2.68      $113.6
                                  1997
                                             Per
                                Shares      Share
                             (Denominator)  Amount
Basic EPS
--------------------------------------------------
 Net earnings                  45,450,139    $2.50
Effect of dilutive
 securities
Options                         1,992,762
Performance/Restricted stock      108,783
Put options                         2,132
Warrants                                -
Diluted EPS
 Net earnings                  47,553,816    $2.39

  At December 31, 1999, there were 2,370,660 options and 61,960 warrants outstanding with weighted average exercise prices of $35.95 and $28.41, respectively, that were excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

17) OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREAS

  Business Segments. The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

  The Water and Industrial Process Chemicals segment produces water treating, mining, paper and phosphine chemicals that are used mainly in water and wastewater treatment, mineral processing and separation and paper manufacturing. The Performance Products segment produces specialty resins, surfactants and specialty monomers and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells aerospace materials that are used mainly in commercial and military aviation and launch vehicles, automobiles, recreational products, satellites and aircraft brakes. The segment also includes the Bulk and Engineered Molding Compounds businesses, which, except for one minor product line, have since been divested in 1997 and 1998, respectively. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine and sulfuric acid. These chemicals are used in the manufacture of many of the Company's other products with the remainder sold to third parties. Internal usage is not reflected in net sales of Building Block Chemicals.

  The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. All intersegment sales prices are cost based. The Company evaluates the performance of its operating segments based on earnings from operations of the respective segment.

 Summarized segment information for the years 1999, 1998 and 1997 is as follows:

                                    Water and
                                   Industrial                              Building
                                     Process    Performance   Specialty     Block       Total
                                    Chemicals     Products    Materials   Chemicals   Segments
1999
----------------------------------------------------------------------------------------------
Net sales to external customers        $372.8        $442.4      $434.5      $162.8   $1,412.5
Intersegment net sales                      -             -           -        42.0       42.0
----------------------------------------------------------------------------------------------
Total net sales                         372.8         442.4       434.5       204.8    1,454.5
Earnings from operations                 44.0          54.9        85.3         6.8      191.0
Percentage of sales                      11.8%         12.4%       19.6%        3.3%      13.1%
Total assets                            267.3         436.1       494.4       245.1    1,442.9
Capital expenditures                     19.0          18.8        13.9        20.0       71.7
Depreciation and amortization            18.3          30.5        17.7        27.0       93.5
----------------------------------------------------------------------------------------------
1998
Net sales to external customers        $349.4        $403.4      $492.2      $199.3   $1,444.3
Intersegment net sales                      -             -           -        38.4       38.4
----------------------------------------------------------------------------------------------
Total net sales                         349.4         403.4       492.2       237.7    1,482.7
Earnings from operations                 34.1          44.2        81.0        35.7      195.0
Percentage of sales                       9.8%         11.0%       16.5%       15.0%      13.2%
Total assets                            220.4         411.2       536.0       247.7    1,415.3
Capital expenditures                     28.1          48.6        10.2        16.9      103.8
Depreciation and amortization            17.5          24.3        18.7        26.7       87.2
----------------------------------------------------------------------------------------------
1997
Net sales to external customers        $351.3        $395.1      $264.3      $265.3   $1,276.0
Intersegment net sales                      -             -           -        48.4       48.4
----------------------------------------------------------------------------------------------
Total net sales                         351.3         395.1       264.3       313.7    1,324.4
Earnings from operations                 29.1          42.9        45.1        47.3      164.4
Percentage of sales                       8.3%         10.9%       17.1%       15.1%      12.4%
Total assets                            188.7         324.4       530.4       254.8    1,298.3
Capital expenditures                     28.1          41.5         6.1        15.7       91.4
Depreciation and amortization            16.5          24.1         6.2        26.6       73.4

  The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial
Statements:

                                                 1999       1998       1997
-----------------------------------------------------------------------------
Net sales:
Net sales from reportable segments             $1,454.5   $1,482.7   $1,324.4
Other revenues                                        -        0.2       14.6
Elimination of intersegment revenue               (42.0)     (38.4)     (48.4)
                                               --------   --------   --------
Total consolidated net sales                   $1,412.5   $1,444.5   $1,290.6
-----------------------------------------------------------------------------
Earnings from operations:
Earnings from reportable segments              $  191.0   $  195.0   $  164.4
Corporate unallocated                              (6.0)      (9.5)     (45.2)
                                               --------   --------   --------
Total consolidated earnings from operations    $  185.0   $  185.5   $  119.2
-----------------------------------------------------------------------------
Total assets:
Assets from reportable segments                $1,442.9   $1,415.3
Other assets                                      317.0      315.3
------------------------------------------------------------------
Total consolidated assets                      $1,759.9   $1,730.6
                                               --------   --------

  Operations by Geographic Areas. Net sales to unaffiliated customers presented below are based upon the sales destination that is consistent with management's view of the business. U.S. exports included in net sales are based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside of the United States. Earnings from operations are also based upon destination and consist of total net sales less operating expenses. Identifiable assets are those assets used in the Company's operations in each geographic area. Unallocated assets are primarily miscellaneous receivables, construction in progress and cash and cash equivalents.

                                              1999      1998      1997
------------------------------------------------------------------------
Net sales
 United States                              $  799.9  $  890.6  $  782.6
 Other Americas                                138.5     117.8     117.7
 Asia/Pacific Rim                              151.1     134.6     142.5
 Europe, Mideast, Africa                       323.0     301.5     247.8
                                            --------  --------  --------
Total                                       $1,412.5  $1,444.5  $1,290.6
------------------------------------------------------------------------
U.S. exports included in net sales above
 Other Americas                             $   43.8  $   38.5  $   36.3
 Asia/Pacific Rim                               66.9      70.9      75.7
 Europe, Mideast, Africa                        42.2      43.5      32.9
                                            --------  --------  --------
Total                                       $  152.9  $  152.9  $  144.9
------------------------------------------------------------------------
Earnings from operations(1)
 United States                              $   88.9  $  109.0  $   75.0
 Other Americas                                 26.6      18.8      17.2
 Asia/Pacific Rim                               12.7      12.4      11.9
 Europe, Mideast, Africa                        56.8      45.3      15.1
                                            --------  --------  --------
Total                                       $  185.0  $  185.5  $  119.2
------------------------------------------------------------------------
Identifiable assets
 United States                              $  958.8  $  943.9
 Other Americas                                144.2     106.2
 Asia/Pacific Rim                               30.2      23.3
 Europe, Mideast, Africa                       204.7     191.3
                                            --------  --------
Total                                       $1,337.9  $1,264.7
--------------------------------------------------------------
Investment in associated companies             146.4     147.4
 Unallocated assets                            275.6     318.5
                                            --------  --------
 Total assets                               $1,759.9  $1,730.6
                                            ========  ========

  (1) Earnings from operations in 1997 includes restructuring and other charges of $26.4 and $16.0 in the United States and Europe, respectively.

  Major Customers. Sales to Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $176.5 or 12.5% of consolidated net sales in 1999 and approximately $200.0 or 13.8% of consolidated net sales in 1998. Sales to Boeing Company and subcontractors are included in the Specialty Materials operating segment. Loss of sales to Boeing Company and subcontractors could have a material impact on the Company's financial results.

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

  The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures and are implemented by trained, skilled personnel with an appropriate segregation of duties. The internal controls are complemented by the Company's internal auditor function which conducts regular and extensive internal audits.

  The Company's independent auditors, KPMG LLP, have audited the Consolidated Financial Statements. They have indicated in their report that their audits were conducted in accordance with generally accepted auditing standards.

  The Board of Directors exercises its responsibility for these Consolidated Financial Statements through its Audit Committee, composed solely of nonmanagement directors, which meets periodically with management, the internal auditors and the independent auditors to review internal accounting control, auditing and financial reporting matters. The independent auditors and representatives of the internal auditor function have full and free access to the Audit Committee.



David Lilley                                     James P. Cronin
Chairman, President and Chief Executive Officer  Executive Vice President and
                                                  Chief Financial Officer

West Paterson, New Jersey
January 24, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Cytec Industries Inc.:

  We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP



Short Hills, New Jersey
January 24, 2000

QUARTERLY DATA (Unaudited)

(Dollars in millions, except per share amounts)    1Q      2Q      3Q      4Q      Year
-------------------------------------------------------------------------------------------
1999
Net Sales                                          $355.3  $359.1  $344.0  $354.1  $1,412.5
Gross profit(1)                                     105.3   112.1   107.7   116.6     441.7
Net earnings                                         28.2    28.0    35.2    29.9     121.3
Earnings per common share(2)
   Basic                                           $  .65  $  .65  $  .82  $  .71  $   2.83
   Diluted                                         $  .63  $  .63  $  .79  $  .68  $   2.73
-------------------------------------------------------------------------------------------
1998
Net Sales                                          $368.2  $365.8  $358.1  $352.4  $1,444.5
Gross profit(1)                                     109.7   115.2   105.0   108.0     437.9
Net earnings                                         31.2    34.5    27.0    32.0     124.7
Earnings per common share(2)
   Basic                                           $  .69  $  .76  $  .61  $  .73      2.79
   Diluted                                         $  .66  $  .73  $  .59  $  .71      2.68

(1) Gross profit is derived by subtracting manufacturing cost of sales from net sales.
(2) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
           ---------------------------------------------------------------

           Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

       Executive Officers

       Set forth below is certain information concerning the executive officers of the Company. Each such person serves at the pleasure of the Board of Directors of the Company.

Name                           Age Positions
D. Lilley                      53  Mr. Lilley is Chairman of the Board, President and Chief Executive Officer of the
                                   Company.  He was elected Chairman in January 1999 and President and Chief Executive
                                   Officer of the Company effective May 11, 1998, having previously served as President and
                                   Chief Operating Officer of the Company from January 8, 1997.  From 1994 until January 7,
                                   1997, he was a Vice President of American Homes Products Corporation, responsible for its Global Medical Device business.
J. P. Cronin                   46  Mr. Cronin is Executive Vice President and Chief Financial Officer of the Company,
                                   having previously served as Vice President and Chief Financial Officer of the Company
                                   from its inception in 1993 until he was elected an Executive Vice President in September
                                   1996.
M. S. Andrekovich              38  Mr. Andrekovich was elected Vice President, Human Resources of the Company in September
                                   1999.  From 1996 until he joined the Company, Mr. Andrekovich was group vice president, human resources for the motor and power generation groups of Magnetek Corporation and for more than one year prior thereto he was group human resources manager with Nordson
                                   Corporation.

W. N. Avrin                    44  Mr. Avrin was elected Vice President, Corporate and Business Development of the Company
                                   in December 1999, having previously served the same role for one year in a non-officer capacity.  From 1997 through 1998, Mr. Avrin was vice president and general manager of
                                   Cytec's paper, water treating and mining chemicals business and from 1994 until 1997,
                                   Mr. Avrin was vice president and general manager, Latin America.
W. F. Cleary                   53  Mr. Cleary was elected Vice President, Investor Relations of the Company in July, 1999.
                                   Previous to joining the Company, Mr. Cleary was vice president, investor and corporate relations for Ametek Corporation for more than five years.
D. M. Drillock                 42  Mr. Drillock was elected Controller of the Company in December 1995, having previously served as Controller in a non-officer capacity since December 1993.

E. F. Jackman                  54  Mr. Jackman is Vice President, General Counsel and Secretary of the Company and has held this position for more than five years.

T. P. Wozniak                  46  Mr. Wozniak is Treasurer of the Company and has held this position for more than five years.

       Directors
       ----------

       Set forth below is certain information concerning Mr. Burns, a director of the Company scheduled to retire from the Board on May 8, 2000.

                   Age   Positions

G. A Burns         74    Mr. Burns has been a director of the Company since its
                         inception in 1993. Before his retirement from CPC
                         International Inc., he served as Executive Vice
                         President, Chief President Chief Financial Officer and
                         Director of CPC.

       The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Common Stockholders, dated March 29, 2000.

Item 11.  Executive Compensation
          ----------------------

       The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," the Performance Graph," and the "Compensation Committee Interlocks and Insider Participation" sections of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Common Stockholders, dated March 29, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

       The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Common Stockholders, dated March 29, 2000.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

       The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Common Stockholders, dated March 29, 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

       (a)(1) List of Financial Statements:

            Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):

            Independent Auditors' Report
            Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended
               December 31, 1999, 1998, and 1997
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1999, 1998, and 1997
            Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1999, 1998, and 1997
            Notes to Consolidated Financial Statements

     (a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules for the Years Ended December 31, 1999, 1998, and 1997

            Independent Auditors' Report
            Schedule II - Valuation and Qualifying Accounts

       No schedule other than Schedule II is included in this Annual Report on Form 10-K because the conditions under which any other schedule is required to be filed are absent or because the information required is shown in the consolidated financial statements or notes thereto.

       (a)(3) Exhibits. The Exhibit Index filed with this Annual Report on Form 10-K is incorporated by reference herein.
       (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three months ended December 31, 1999.

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


                                CYTEC INDUSTRIES INC.
                                ---------------------
                                (Registrant)



DATE: March 30, 2000            By:  /s/ D. Lilley
                                     ----------------------------------
                                     D. Lilley
                                     Chairman and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: March 30, 2000                 /s/ D. Lilley
                                     ----------------------------------
                                     D. Lilley
                                     Chairman and Chief Executive Officer



DATE: March 30, 2000                 /s/ J.P. Cronin
                                     ------------------------------------
                                     J. P. Cronin, Executive Vice President,
                                     Chief Financial and Accounting Officer

          *
  ------------------------------
  J. E. Akitt, Director

          *
  ------------------------------
  F. W. Armstrong, Director

          *
  ------------------------------
  G. A. Burns, Director

  ------------------------------
  D. D. Fry, Director           * By:  /s/ E.F. Jackman
                                       -----------------------------------
                                       Attorney in Fact
          *
  ------------------------------
  L. L. Hoynes, Jr., Director

          *
  ------------------------------
  W. P. Powell, Director

          *
  ------------------------------
  J. R. Satrum, Director



Date:  March 30, 2000

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Cytec Industries Inc.

Under date of January 24, 2000, we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP



Short Hills, New Jersey
January 24, 2000

                                  SCHEDULE II
                                  -----------


Valuation Allowances
(Millions of dollars)

                                                      Addition or
                                                      (deductions)
                                                      Charged or
                                                      (credited)                  Other
                                   Balance                 to                     Additions or                    Balance
Description                        12/31/98             expenses                  (deductions)                    12/31/99

Reserves deducted
from related assets:

Doubtful accounts                 $     9.2                  $ 1.0                          $(0.9)  /1/          $     9.3

Total investments
and advances and
other assets                      $    19.8                  $(4.7)   /2/                   $ 2.4   /3/          $    17.5

1) Principally bad debts written off, less recoveries.
2) Liquidation of certain investments held by unconsolidated associated companies, which had been fully reserved.
3) Reclassification of reserve.


                                                      Addition or
                                                      (deductions)
                                                      Charged or
                                                      (credited)                  Other
                                   Balance                 to                     Additions or                    Balance
Description                        12/31/97             expenses                  (deductions)                    12/31/98


Reserves deducted
from related assets:

Doubtful accounts                 $    10.0                  $ 0.2                          $(1.0)  /1/          $     9.2

Total investments
and advances and
other assets                      $    23.0      $           $ 1.5    /2/                   $(1.9)  /4/          $    19.8
                                                             $(2.8)   /3/

1)  Principally bad debts written off, less recoveries.
2)  Provision against unconsolidated equity investments.
3) Liquidation of certain investments in unaffiliated companies, which had been fully reserved.
4)  Reclassification of reserve.

                                                      Addition or
                                                      (deductions)
                                                      Charged or
                                                      (credited)                  Other
                                   Balance                 to                     Additions or                    Balance
Description                        12/31/96             expenses                  (deductions)                    12/31/97


Reserves deducted
from related assets:

Doubtful accounts                 $    11.1                                                 $(1.1)  /1/          $    10.0

Total investments
and advances and
other assets                      $     7.2                   $4.9   /2/                    $10.9   /3/          $    23.0

1)  Principally bad debts written off, less recoveries.
2)  Provision against unconsolidated equity investments.
3) Reserve against the stated liquidation value of preferred stock received as consideration in conjunction with the sale of the acrylic fiber product line.

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

       10.7 364 - Day Credit Agreement, dated as of August 20, 1999 among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and First Union National Bank, as Documentation Agent (incorporated by reference to exhibit
                    10.7 to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999).

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

       10.10 Master Agreement between the Registrant, et. al. and Shell Oil Company, et. al., dated April 1, 1988 (incorporated by reference to exhibit 10.15 to Registrant's registration statement on Form 10).

       10.11 Limited Partnership Agreement between Mivida Corporation, et. al. and Shell Polymers and Catalysts Enterprises, Inc., et. al., dated April 1, 1988 (incorporated by reference to exhibit 10.16 to Registrant's registration statement on Form
                    10).

       10.12        Executive Compensation Plans and Arrangements

       10.12(a) 1993 Stock Award and Incentive Plan, as amended (incorporated by reference to Exhibit I to the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Common Stockholders filed pursuant to Regulation 14A.)

       10.12(b) Form of Performance Stock Award/Performance Cash Award Grant Letter.

       10.12(c) Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 24, 2000.

       10.12(d) Form of Stock Option Grant Letter (incorporated by reference to exhibit 10.13(d) of Registrant's annual report on Form 10-K for the year ended December 31, 1998).

       10.12(e) Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

       10.12(f) Rule No. 3 under 1993 Stock Award and Incentive Plan, as amended through March 10, 2000.

       10.12(g) Executive Income Continuity Plan, as amended through January 25, 1999 (incorporated by reference to exhibit 10.13(g) to Registrant's annual report on form 10-K for the year ended December 31, 1998).

       10.12(h) Key Manager Income Continuity Plan, as amended through January 25, 1999 (incorporated by reference to exhibit 10.13(b) to Registrant's annual report on Form 10-K for the year ended December 31, 1998).

       10.12(i) Employee Income Continuity Plan, as amended through May 13, 1996 (incorporated by reference to exhibit 10.13(i) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996).

       10.12(j) Cytec Excess Retirement Benefit Plan (incorporated by reference to exhibit 10(D) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

       10.12(k) Cytec Supplemental Employees Retirement Plan, as amended through May 13, 1996 (incorporated by reference to exhibit 10.13(k) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996).

       10.12(l) Cytec Executive Supplemental Employees Retirement Plan, as amended through October 14, 1999 (incorporated by reference to exhibit 10.13(k) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999).

       10.12(m) Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit 10(G) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

       10.12(n) Cytec Supplemental Savings and Profit Sharing Plan, as amended through December 29, 1999.

       10.12(o) Consulting Agreement between the Registrant and D.D. Fry, dated January 25, 1999 as revised and restated March 3, 1999 (incorporated by reference to exhibit 10.13(o) to Registrant's annual report on Form 10-K for the year ended December 31, 1998).

       10.12(p) Amended and Restated Trust Agreement effective as of December 15, 1994 between the Registrant and Vanguard Fiduciary Trust Company, as successor trustee.

       10.12(q) Deferred Compensation Plan (incorporated by reference to exhibit 10.13(q) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

       10.12(r) Deferred Compensation Agreement with F. W. Armstrong (incorporated by reference to exhibit 10.13(r) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

       10.12(s) Restricted Stock Award Agreement - David Lilley dated January 7, 1997 (incorporated by reference to exhibit 10.13(o) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

       10.12(t) Cytec Industries Inc. Estate Enhancement Plan including form of agreement, form of death benefit agreement, and form of election to forego compensation and enrollment form (incorporated by reference to Exhibit 10.13(u) to Registrant's annual report on Form 10-K for the year ended December 31, 1997).

       10.12(u) Stock option, dated January 25, 1999, issued to D. D. Fry (incorporated by reference to exhibit 10.13(u) to Registrant's annual report on Form 10-K for the year ended December 31, 1998).

       10.12(v) Letter Agreement, dated September 1, 1999, between the Company and J.W. Hirsch (incorporated by reference to Exhibit 10.13(v) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999).


       12           Computation of Ratio of Earnings to Fixed Charges

       21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Registrant's annual report on Form 10-K for the year ended December 31, 1998).

       23           Consent of KPMG LLP

       24(a-f) Powers of Attorney of J. E. Akitt, F. W. Armstrong, G. A. Burns, L. L. Hoynes, Jr., W. P. Powell and J. R. Satrum.

       27           Financial Data Schedule