Form 10-Q
period 2000-03-31
CYTEC INDUSTRIES INC/DE/
filed 2000-05-15
CIK 912513

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q

(Mark One)

/   X   /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 41,314,617 shares of Common
                                                 ----------
Stock, par value $.01 per share, were outstanding at March 31, 2000.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                     INDEX


                                                            Page
Part I - Financial Information

  Item 1.  Consolidated Financial Statements                 3

           Consolidated Statements of Income                 3

           Consolidated Balance Sheets                       4

           Consolidated Statements of Cash Flows             5

           Notes to Consolidated Financial Statements        6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    13

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                19

Part II -  Other Information                                20

  Item 1.  Legal Proceedings                                20

  Item 6.  Exhibits and Reports on Form 8-K                 22

  Exhibit Index                                             24

                        PART I - FINANCIAL INFORMATION

Item 1.   - Consolidated Financial Statements
            ---------------------------------


                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (Millions of dollars, except per share amounts)


                                                                    Three Months
                                                                        Ended
                                                                     March 31,
                                                          ---------------------------------
                                                             2000                 1999
                                                          ------------        -------------
Net sales                                               $       360.4        $       355.3

Manufacturing cost of sales                                     251.2                249.9
Selling and technical services                                   39.5                 37.1
Research and process development                                  9.5                 10.3
Administrative and general                                       11.4                 11.4
Amortization of acquisition intangibles                           3.1                  2.8
                                                          ------------        -------------

Earnings from operations                                         45.7                 43.8

Other income, net                                                 4.1                  2.3

Equity in earnings of associated companies                        6.5                  4.2

Interest expense, net                                             7.3                  6.9
                                                          ------------        -------------

Earnings before income taxes                                     49.0                 43.4

Income tax provision                                             16.9                 15.2
                                                          ------------        -------------

Net earnings                                            $        32.1        $        28.2
                                                          ============        =============

Earnings per common share
        Basic                                                   $0.77                $0.65
        Diluted                                                 $0.74                $0.63



See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)

                                                                                         March 31,            December 31,
                                                                                           2000                  1999
                                                                                      --------------           --------------
ASSETS

Current assets
    Cash and cash equivalents                                                         $         3.5          $        12.0
    Accounts receivable, less allowance for doubtful accounts
        of $9.5 and $9.3 in 2000 and 1999, respectively                                       259.6                  248.5
    Inventories                                                                               153.8                  139.5
    Deferred income taxes                                                                      54.1                   61.7
    Other current assets                                                                       34.8                   29.4
                                                                                       -------------           --------------
        Total current assets                                                                  505.8                  491.1

Investment in associated companies                                                            151.1                  146.4

Plants, equipment and facilities, at cost                                                   1,350.6                1,352.6
    Less:  accumulated depreciation                                                          (704.0)                (696.9)
                                                                                       -------------           --------------
        Net plant investment                                                                  646.6                  655.7


Acquisition intangibles, net of accumulated amortization                                      392.3                  395.2
Deferred income taxes                                                                          50.6                   48.8
Other assets                                                                                   26.0                   22.7
                                                                                       -------------           --------------

Total assets                                                                          $     1,772.4          $     1,759.9
                                                                                       =============           ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                  $       107.3          $       118.5
    Accrued expenses                                                                          192.5                  198.4
    Income taxes payable                                                                       51.2                   49.2
                                                                                       -------------           -------------
        Total current liabilities                                                             351.0                  366.1

Long-term debt                                                                                435.8                  422.5
Other noncurrent liabilities                                                                  461.4                  465.5

Stockholders' equity

    Preferred stock, 20,000,000 shares authorized;
        issued and outstanding 4,000 shares, Series C Cumulative,
        $.01 par value at liquidation value of $25 per share                                    0.1                    0.1
    Common stock, $.01 par value per share, 150,000,000
        shares authorized; issued 48,132,640 shares                                             0.5                    0.5
    Additional paid-in capital                                                                158.9                  159.8
    Retained earnings                                                                         609.6                  577.5
    Unearned compensation                                                                      (5.1)                  (1.9)
    Accumulated translation adjustments                                                       (18.3)                 (14.3)
    Treasury stock, at cost, 6,818,023 shares in 2000 and
        6,522,967 shares in 1999                                                             (221.5)                (215.9)
                                                                                       -------------           --------------
        Total stockholders' equity                                                            524.2                  505.8
                                                                                       -------------           --------------

Total liabilities and stockholders' equity                                            $     1,772.4          $     1,759.9
                                                                                       =============           ==============



See accompanying Notes to Consolidated Financial Statements.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of dollars)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                    2000         1999
                                                                                 ----------    ----------
Cash flows provided by (used for) operating activities
    Net earnings                                                                $     32.1      $   28.2
    Noncash items included in earnings:
      Dividends from associated companies
         less than earnings                                                           (5.9)         (3.8)
      Depreciation                                                                    20.5          20.3
      Amortization                                                                     3.8           2.8
      Deferred income taxes                                                            5.9          (4.4)
      Gain on sale of assets                                                             -          (2.4)
      Other                                                                            0.2          (0.3)
    Changes in operating assets and liabilities
      Accounts receivable                                                            (13.1)         (4.6)
      Inventories                                                                    (15.3)          0.6
      Accounts payable                                                               (10.5)          5.1
      Accrued expenses                                                                (0.6)        (13.8)
      Income taxes payable                                                             3.3          23.8
      Other assets                                                                   (12.5)        (10.0)
      Other liabilities                                                               (4.0)         (6.4)

                                                                                 ----------    ----------
Net cash flows provided by operating activities                                        3.9          35.1
                                                                                 ----------    ----------

Cash flows provided by (used for) investing activities
    Additions to plants, equipment and facilities                                    (15.7)        (17.8)
    Proceeds received on sale of assets                                                1.3           5.7
    Acquisition of businesses, net of cash received                                      -          (4.0)

                                                                                 ----------    ----------
Net cash flows used for investing activities                                         (14.4)        (16.1)
                                                                                 ----------    ----------

Cash flows provided by (used for) financing activities
    Proceeds from the exercise of stock options                                        2.5           0.4
    Purchase of treasury stock                                                       (13.8)        (12.8)
    Change in short-term borrowings                                                      -         (10.3)
    Change in long-term debt                                                          13.3          12.0
    Proceeds received on sale of put options                                           0.2           0.6

                                                                                 ----------    ----------
Net cash flows provided by (used for) financing activities                             2.2         (10.1)
                                                                                 ----------    ----------

Effect of exchange rate changes on cash and cash equivalents                          (0.2)          0.1

                                                                                 ----------    ----------
Increase (decrease) in cash and cash equivalents                                      (8.5)          9.0

Cash and cash equivalents, beginning of period                                        12.0           1.7

                                                                                 ----------    ----------
Cash and cash equivalents, end of period                                        $      3.5    $     10.7
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


(1)  Basis of Presentation
     ---------------------

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. Such adjustments are of a normal, recurring nature. The consolidated statement of income for the three months ended March 31, 2000 is not necessarily indicative of the results to be expected for the full year.


(2)  Acquisitions and Dispositions
     -----------------------------

During 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line, assets of the BOC Gases global phosphine fumigant product line, Inspec Mining Chemicals S.A. and the amino coatings resins business of BIP Limited. All four acquisitions were accounted for under the purchase method of accounting and results of operations have been included from the date of acquisition. In addition, on January 21, 1999, the Company sold substantially all the assets of its engineered moldings compounds business. For a more detailed description of the 1999 acquisition and disposition transactions, refer to note 2 to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K, which is incorporated by reference herein.

(3)  Restructuring of Operations
     ---------------------------

In 1997 the Company recorded pretax restructuring charges in the amount of $38.4 related primarily to (i) restructuring at Botlek, The Netherlands; Linden, New Jersey; Fortier, Louisiana and Willow Island, West Virginia, manufacturing sites; (ii) restructuring at its corporate headquarters; (iii) costs to realign its legal entity structure in Europe and (iv) redundant costs associated with manufacturing sites after integrating Fiberite. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0 and administrative and general, $2.6. The components of the restructuring charges include: $28.6 for employee related costs; $3.8 for fixed asset write-offs at the Company's facility in Botlek, The Netherlands; $1.2 for plant closure costs and $4.8 for other actions. The employee related costs primarily represent severance costs associated with the elimination of approximately 415 positions worldwide. In the fourth quarter of 1999, the Company reduced this restructuring accrual due to incurring lower than expected costs for the shutdown of the Warner's, NJ facility and incurring fewer personnel reductions by filling unanticipated open positions. As a result, during the fourth quarter of 1999 the Company recognized a restructuring credit of $3.0 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $2.7 and administrative and general, $0.3.

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


As of March 31, 2000, approximately 367 eliminations requiring severance payments were completed and 6 additional reductions requiring severance are anticipated and will be substantially completed by December 31, 2000. As of March 31, 2000, payments of $32.1 were made for these restructuring charges. At March 31, 2000, the liability to be paid was $3.2, essentially all of which is for the remaining personnel reductions and for certain long-term payouts for employee severance, primarily in Europe. The Company anticipates that, except for these long-term payouts, all of the remaining restructuring costs will be paid in 2000.

Also in the fourth quarter of 1999, the Company recorded restructuring charges of $3.6, primarily related to the consolidation of certain Specialty Materials' manufacturing and research activities and the Fortier methanol plant shutdown and related personnel reductions. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $1.2; selling and technical services, $0.3; research and process development, $1.7 and administrative and general, $0.4. The personnel reduction primarily represents severance costs associated with the elimination of approximately 72 positions worldwide. As of March 31, 2000, approximately 44 positions were eliminated and the remainder will be substantially completed by the end of 2000. As of March 31, 2000, payments of $1.2 were made for these charges. At March 31, 2000, the liability to be paid was $2.5.

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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three months ended March 31, 2000 and 1999:

                                                              Three Months Ended March 31,
                                                     2000                                    1999
                                    ------------------------------------    -----------------------------------
                                                 Weighted Avg.      Per                  Weighted Avg.    Per
                                      Income        Shares         Share      Income        Shares       Share
                                    (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)   Amount
                                    ----------   -------------    ------    ----------   -------------   ------
Basic EPS
---------
Net earnings                             $32.1      41,651,741     $0.77        $28.2       43,186,176    $0.65

Effect of dilutive securities
-----------------------------
Options                                      -       1,522,186         -            -        1,430,359        -
Performance/Restricted stock                 -          56,390         -            -           70,368        -
Warrants                                     -           2,425         -            -            7,694        -

Diluted EPS
-----------
Net earnings divided by the
  weighted average shares plus           $32.1      43,232,742     $0.74        $28.2       44,694,597    $0.63
  assumed conversions

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

(6)  Inventories
     -----------

The components of inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                                                  March 31,         December 31,
                                                    2000               1999
                                                   ------             ------
          Finished goods                           $ 98.9             $ 89.0
          Work in process                            20.1               17.3
          Raw materials & supplies                   67.7               65.9
                                                   ------             ------
                                                    186.7              172.2
          Less reduction in LIFO cost               (32.9)             (32.7)
                                                   ------             ------
                                                   $153.8             $139.5
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


(7)  Equity in Earnings of Associated Companies
     ------------------------------------------

Summarized financial information for the Company's equity in earnings of associated companies for the three months ended March 31, 2000 and 1999 is as follows:

                                                          Three Months
                                                              Ended
                                                            March 31,
                                                            ---------
                                                          2000      1999
                                                         ------    ------
               Net sales                                 $164.0    $131.1
               Gross profit                                41.3      32.9
               Net income                                  19.8       8.4
                                                         ------    ------
               The Company's equity in earnings
                of associated companies                  $  6.5    $  4.2
                                                         ======    ======

In connection with the audit of its December 31, 1999 financial statements, Criterion Catalyst, a partnership with CRI International Inc., received a going concern opinion, in which its independent auditors raise substantial doubt about Criterion Catalyst's ability to continue as a going concern as Criterion Catalyst does not currently have the ability to pay its credit facility borrowings that are due November 30, 2000 absent a refinancing of its credit facility or financial support by the partners. The Company has agreed to make additional loans to Criterion Catalyst up to a maximum of $50.0 if Criterion Catalyst is not in compliance with certain covenants in its principal credit agreement. Criterion Catalyst expects that it will be able to extend or refinance the credit facility borrowings before it is due on November 30, 2000. The Company does not expect to provide Criterion Catalyst with additional funding.

The Company has previously announced that it is in the process of evaluating all strategic alternatives for its equity investment in Criterion Catalyst. The Company believes, if it determines to sell its share of the partnership, that, in all material respects, it will be able to recover the carrying value of its investment in this equity investment.

(8)  Long-Term Debt
     --------------

At March 31, 2000 and December 31, 1999, the Company's long-term debt consisted of the following:

                                                March 31,      December 31,
                                                  2000            1999
                                                 ------          ------
          Credit Facility                        $116.2          $103.0
          Public Debt                             319.6           319.5
                                                 ------          ------
                                                 $435.8          $422.5
                                                 ======          ======


(9)  Contingent Liabilities
     ----------------------

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at

                    CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several.
The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 56 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

In accordance with the above policies, as of March 31, 2000 and December 31, 1999, the aggregate environmental related accruals were $121.0 and $122.9, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2000 and 1999 was $2.6 and $3.4, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds (see Note 13).

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


(10) Comprehensive Income
     --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2000 and 1999 was as follows:

                                                                         Three Months Ended
                                                                             March 31,
                                                                             ---------
                                                                          2000         1999
                                                                         -----        -----
          Net earnings                                                   $32.1        $28.2
          Other comprehensive income (loss):
             Foreign currency translation adjustments                     (4.0)        (8.0)
                                                                         -----        -----
          Comprehensive income                                           $28.1        $20.2
                                                                         =====        =====


(11) Other Financial Information
     ---------------------------

Taxes paid for the three months ended March 31, 2000 and 1999 were approximately $3.1 and $5.7, respectively. Interest paid for the three months ended March 31, 2000 and 1999 was approximately $8.3 and $8.2, respectively.

On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. Through March 31, 2000, the Company had repurchased 2,326,445 shares at a cost of $56.3 under this program (for further discussions about the share repurchase program see the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long-term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the specialty chemicals and specialty materials industries.

In connection with the Company's stock repurchase program, during the three months ended March 31, 2000 the Company sold an aggregate of 200,000 put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 200,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $23.552 per share. The put options expire in July and August 2000. The Company received premiums of approximately $0.2 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). In addition, the 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
           (Millions of dollars, except share and per share amounts)


(12) Segment Information
     -------------------

Summarized segment information for the Company's four segments for the three months ended March 31, 2000 and 1999 is as follows:


                                                                        Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                   2000                  1999
                                                                   ----                  ----
Net sales
---------
Water and Industrial Process Chemicals                       $    95.6                $    87.5
Performance Products                                             119.1                    106.9
Specialty Materials                                               99.6                    120.1
Building Block Chemicals
  Sales to external customers                                     46.1                     40.7
  Intersegment sales                                              13.4                     10.0
                                                            ----------               ----------

Net sales from segments                                          373.8                    365.2

Other revenues                                                       -                      0.1
Elimination of intersegment revenue                              (13.4)                   (10.0)
                                                            ----------               ----------
Total consolidated net sales                                 $   360.4                $   355.3
                                                            ==========               ==========

                                                                         % of                     % of
Earnings from operations                                                 Sales                    Sales
------------------------                                                 -----                    -----
Water and Industrial Process Chemicals                       $    10.0    10%        $     9.5     11%
Performance Products                                              15.0    13%             12.0     11%
Specialty Materials                                               18.5    19%             21.5     18%
Building Block Chemicals                                           4.0     7%              2.6      5%
                                                            ----------              ----------

Earnings from segments                                            47.5    13%             45.6     12%

Corporate and Unallocated                                         (1.8)                   (1.8)
                                                            ----------              ----------
Total consolidated earnings from operations                  $    45.7    13%        $    43.8     12%
                                                            ==========              ==========


(13) Insurance Settlements
     ---------------------

During April 2000, the Company entered into a settlement agreement with a group of insurance carriers in an environmental remediation coverage suit originally filed in the early 1990's by American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products. In December 1993, the Company was spun off from Cyanamid and later became a plaintiff in the suit.

As part of the settlement, the Company is to receive, net of expenses, approximately $9.5 pretax ($5.8 discounted and after tax), which will be included in other income, net for the quarter ended June 30, 2000. Payments are expected to be received in eight equal quarterly installments beginning in May 2000. This settlement, together with the settlement of $4.2, net of expenses, included in this year's first quarter other income, net brings the total net proceeds to $13.7.

           (Millions of dollars, except share and per share amounts)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

First Quarter of 2000 versus First Quarter of 1999
--------------------------------------------------

Net sales for the first quarter of 2000 were $360.4, compared with $355.3 for the first quarter of 1999. The increase was due mainly to sales increases in the Performance Products, Water and Industrial Process Chemicals and Building Block Chemicals segments of $12.2, $8.1 and 5.4, respectively. This increase was partially offset by a sales decrease in the Specialty Materials segment of $20.5.

Net sales in the United States were $195.3 for the first quarter of 2000, compared with $206.2 for the first quarter of 1999. International net sales were $165.1 for 2000, or 45.8% of total net sales, compared with $149.1, or 42.0% of total net sales for the first quarter of 1999.

In the North America region, (i.e., United States and Canada) net sales were $211.4 for the first quarter of 2000, down 5.2% from the prior year period. The decrease was due mainly to a 4.8% decrease in selling volumes (primarily in the Specialty Materials segment) and lower selling prices, which were down about 0.4%.

In the Europe/Mideast/Africa region, net sales were $83.1 for the first quarter of 2000, up 1.0% from the prior year period. The increase was due mainly to an 8.5% increase in selling volumes. Selling volumes increased in the Performance Products and Water and Industrial Process Chemicals segments. The increase in the Performance Products segment was due primarily to the October 1999 acquisition of the amino coatings resins business of BIP Limited (the "BIP Business") and the re-launch of certain polymer additives products in Europe. The increase in selling volumes was partially offset by the adverse effect of exchange rate changes, which reduced sales 6.9% and lower selling prices, which reduced sales another 0.6%.

In the Asia/Pacific region, net sales were $45.0 for the first quarter of 2000, up 37.6% from the prior year period. Selling volumes, which were up in all business segments, increased 26.1% and selling prices, which were up in the Building Blocks Chemicals segment, increased 9.6% and exchange rate changes increased sales 1.9%.

In the Latin America region, net sales were $20.9 for the first quarter of 2000, up 21.5% from the prior year period. The increase was due mainly to a 22.2% increase in selling volumes. Selling volumes increased in the Building Block Chemicals, Water and Industrial Process Chemicals and Performance Products segments. The increase in the Water and Industrial Process Chemicals segment was due mainly to the September 1999 acquisition of Inspec Mining Chemicals S.A. ("IMC"). Selling prices increased 0.2% in the region. Partially offsetting these increases was the adverse effect of exchange rate changes, which reduced sales about 0.9%.

Manufacturing cost of sales was $251.2 or 69.7% of net sales in the first quarter of 2000, which as a percentage of sales was down slightly when compared with $249.9, or 70.3% of net sales for the prior year period. Manufacturing costs as a percentage of net sales continued to benefit in the first quarter of 2000 from plant productivity improvements in the Performance Products segment,

           (Millions of dollars, except share and per share amounts)

manufacturing rationalization and consolidation of operations in the Specialty Materials segment, increased selling volumes in the Water and Industrial Process Chemicals and Performance Products segments and increased selling prices in the Building Blocks Chemicals segment. Partially offsetting these benefits were higher raw material costs in the Building Block Chemicals segment and the adverse effects of exchange rate changes.

Selling and technical services expenses were $39.5 for the first quarter of 2000, an increase of $2.4 from the prior year period. The increase was due mainly to higher international selling expenses resulting from the acquisitions in the Water and Industrial Process Chemicals and Performance Products segments.

Research and process development expenses were $9.5 for the first quarter of 2000, a decrease of $0.8 from the prior year period. The decrease was due mainly to lower patent costs, which tend to fluctuate quarter to quarter depending on activity, and lower research expenses at the business unit level.

Administrative and general expenses were $11.4 for the first quarter of 2000 and remained unchanged from the prior year period.

Amortization of acquisition intangibles was $3.1 for the first quarter of 2000, an increase of $0.3 from the prior year period. The increase was due to the additional intangibles resulting from the acquisitions of the BOC Gases' global phosphines fumigant product line, IMC and the BIP Business.

Other income, net was $4.1 for the first quarter of 2000 and included proceeds of $4.2, net of expenses, received from an insurance settlement agreement entered into with a group of insurance carriers in an environmental coverage suit. As part of the settlement, the Company is to receive, net of expenses, approximately $9.5 pretax ($5.8 discounted and after tax or $0.13 per diluted share using the first quarter effective tax rate and share basis), which will be included in other income, net for the quarter ended June 30, 2000. Payments are expected to be received in eight equal quarterly installments beginning in May 2000. This settlement, together with the settlement of $4.2, net of expenses, included in this year's first quarter other income, net brings the total net proceeds to $13.7. For further discussions about the insurance settlement agreement see Note 13 of the Notes to Consolidated Financial Statements. Other income, net was $2.3 for the first quarter of 1999 and included approximately $2.6 of gains from divested product lines.

Equity in earnings of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was $6.5 for the first quarter of 2000, an increase of $2.3 from the prior year period. The increase was primarily due to improved sales volume and improved cost controls at Criterion Catalyst. CYRO Industries earnings were down due primarily to higher raw material costs.

Interest expense, net was $7.3 for the first quarter of 2000, an increase of $0.4 from the prior year period.

The income tax provision was $16.9 for the first quarter of 2000, which reflects an underlying effective tax rate of 34.5%, down from 35.0% utilized for the first quarter of 1999.

Net earnings for the first quarter of 2000 were $32.1, or $0.74 per diluted share, compared with $28.2, or $0.63 per diluted share for the prior year period. Included in the first quarter of 2000 was an after-tax gain of $2.8, or

           (Millions of dollars, except share and per share amounts)

$0.06 per diluted share from an environmental remediation insurance settlement. Excluding this item diluted earnings per share were $0.68 for the first quarter of 2000, an increase of $0.05, or 7.9% from the prior year period. The period-over-period increase in diluted earnings per share reflects the sales and earnings growth as well as the favorable effect of the Company's stock repurchase program.

Segment Results
---------------

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals sales increased 9.3% to $95.6 and earnings from operations increased 5.3% to $10.0. Sales increased in the water, mining and paper chemical product lines. As previously announced, the Company is reviewing strategic options for the paper chemicals product line.

For the segment overall, selling volumes were up 12.9%, with the acquisition of IMC accounting for approximately 5.4 percentage points of the increase. The increase in selling volumes was partially offset by lower selling prices, which were down about 1.6%, and the adverse effect of exchange rate changes, which reduced sales another 2.0%.

The improved earnings from operations were primarily the result of higher selling volumes partially offset by lower selling prices, the adverse effects of exchange rate changes in Europe and increased raw material costs, primarily driven by propylene.

Performance Products:

Performance Products sales increased 11.4% to $119.1 and earnings from operations increased 25.0% to $15.0. Sales increased in all three product lines, with specialty resins and polymer additives achieving sales increases of 15.1% and 11.3%, respectively.

For the segment overall, selling volumes were up 15.6%, with the acquisition of the BIP Business accounting for approximately 5.7 percentage points of the increase. The increase in polymer additives sales volumes resulted from strong sales of most products in Asia and North America, and the success of re-launching certain products in Europe. The increase in selling volumes was partially offset by lower selling prices, which were down about 2.1%, and the adverse effect of exchange rate changes, which reduced sales another 2.2%.

The improved earnings from operations were primarily the result of higher selling volume, lower raw material costs, increased manufacturing productivity, and lower costs associated with certain triazines licensing fees, partially offset by lower selling prices and the adverse effects of exchange rate changes.

Specialty Materials:

Specialty Materials sales were $99.6, a decrease of 17.1% from the previous year period. Sales were negatively impacted by lower build rates primarily for large commercial aircraft, customer cycle time improvements, which lead to inventory and supply chain reductions, and the transition from carbon fibers to less expensive glass fibers for certain aircraft interiors. For the segment overall, selling volumes decreased 16.3%, with the divestiture of the engineered molding compounds product line accounting for approximately 0.6 percentage points of the decrease in selling volumes. Selling prices decreased 0.6% and exchange rate changes reduced sales by 0.2%.

           (Millions of dollars, except share and per share amounts)

Earnings from operations decreased 14.0% to $18.5. Earnings from operations were negatively impacted from lower selling volumes and lower selling prices, partially offset by the benefits of the ongoing manufacturing rationalization programs started last year.

Building Block Chemicals:

Building Block Chemicals sales to external customers were $46.1, an increase of 13.3% from the previous year period. Improved global demand and plant outages have caused a tight acrylonitrile market and sharply increased selling prices. However, the cost for propylene, the key raw material for acrylonitrile, has risen faster than selling prices, which reduced first quarter acrylonitrile margins when compared to the same period last year. Earnings from operations were $4.0 compared to $2.6 for the same period last year as the Company's plants ran well and at lower costs.

For the segment overall, selling prices increased 14.8%, exchange rate changes reduced sales 2.2% and selling volumes increased 0.6%. Excluding the effect of the methanol divestiture in the fourth quarter of 1999, selling volumes increased 6.0%.


Liquidity and Financial Condition
---------------------------------

At March 31, 2000, the Company's cash balance was $3.5, a decrease of $8.5 from year-end 1999.

Net cash flows provided by operating activities totaled $3.9 for the three months ended March 31, 2000, compared with $35.1 for the three months ended March 31, 1999. Cash flows from operations were impacted by several events. Accounts payable decreased due to the timing of year-end 1999 vendor payments as a precaution against any Year 2000 events, thereby increasing cash clearing in the first quarter of 2000. Inventory increased as a result of the timing of production campaigns and inventory build in anticipation of ending certain tolling arrangements in several businesses.

Net cash flows used for investing activities totaled $14.4 for the three months ended March 31, 2000, compared with $16.1 for the three months ended March 31, 1999. Included in 2000 were proceeds received of $1.3 from the sale of the former Newark, Delaware facility. Capital additions for the three months ended March 31, 2000 were $15.7, compared with $17.8 for the same period last year. Also included in 1999 was funding of $4.0 for the acquisition of the Nottingham industrial minerals product line and proceeds received of $5.7 from the sale of the molding compounds product lines. For the full year 2000, the Company expects capital spending to be in the range of $100.0 to $105.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2000.

Net cash flows provided by financing activities totaled $2.2 for the three months ended March 31, 2000, compared with $10.1 of net cash flows used for financing activities for the three months ended March 31, 1999. In connection with the stock repurchase program discussed below, during the three months ended March 31, 2000, the Company purchased 542,400 shares of treasury stock at a cost of $13.8. This compares with the purchase of 510,800 shares of treasury stock at a cost of $12.8 during the three months ended March 31, 1999. Also, during the three months ended March 31, 1999, $10.3 of foreign currency denominated

           (Millions of dollars, except share and per share amounts)

short-term borrowings were paid-off. Partially offsetting these uses of cash in 2000 and in 1999 were increases in long term debt of $13.3 and 12.0, respectively.

In connection with the Company's stock repurchase program, during the three months ended March 31, 2000 the Company sold an aggregate of 200,000 put options to an institutional investor in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 200,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $23.552 per share. The put options expire in July and August 2000. The Company received premiums of approximately $0.2 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). In addition, the 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000.

Through March 31, 2000, the Company had repurchased 2,326,445 shares at a cost of $56.3 under its $100.0 stock repurchase program. At March 31, 2000, $111.1 was available for stock repurchases under the terms of the Company's Series C Cumulative Preferred Stock ("Series C Stock") and a January 1999 agreement with American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products Corporation, the holder of the Series C Stock irrevocably waiving certain financial covenants contained in the Series C Stock. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long-term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the Specialty Chemicals and Specialty Materials industry.

In connection with the audit of its December 31, 1999 financial statements, Criterion Catalyst, a partnership with CRI International Inc., received a going concern opinion, in which its independent auditors raise substantial doubt about Criterion Catalyst's ability to continue as a going concern as Criterion Catalyst does not currently have the ability to pay its credit facility borrowings that are due November 30, 2000 absent a refinancing of its credit facility or financial support by the partners. The Company has agreed to make additional loans to Criterion Catalyst up to a maximum of $50.0 if Criterion Catalyst is not in compliance with certain covenants in its principal credit agreement. Criterion Catalyst expects that it will be able to extend or refinance the credit facility borrowings before it is due on November 30, 2000. The Company does not expect to provide Criterion Catalyst with additional funding.

The Company has previously announced that it is in the process of evaluating all strategic alternatives for its equity investment in Criterion Catalyst. The Company believes, if it determines to sell its share of the partnership, that, in all material respects, it will be able to recover the carrying value of its investment in this equity investment.

LaRoche Industries Inc. and LaRoche Fortier Inc., the Company's partner in Avondale Ammonia Company, filed for bankruptcy under Chapter 11 during May 2000. The Company is evaluating the effect of LaRoche's bankruptcy filing on the joint venture operations.

           (Millions of dollars, except share and per share amounts)

OTHER
------

Euro Conversion:

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

The Company does not believe that the introduction of the euro notes and coins as well as the withdrawal of participating currency notes and coins, which is scheduled to begin January 1, 2002, will result in any gains or losses since conversion rates to the euro for participating countries were irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required at the end of the transition period in order for them to be euro compliant and it is currently assessing the financial impact of such modifications. The Company expects to complete this assessment by the end of the second quarter of 2000. The Company does not currently believe that the euro conversion will have a material operational impact.

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

Forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term

           (Millions of dollars, except share and per share amounts)

goals of the Company and other statements of expectation, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the general economy; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; the financial condition of joint venture partners; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of market risks at year-end, refer to Item 7a of the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000 and incorporated by reference herein. During 2000, the Company executed various financial instrument transactions which do not give rise to significant market risk and thereby do not materially alter the market risk assessment performed as of December 31, 1999. Included among those transactions are the following:

  In connection with the Company's stock repurchase program, during the three months ended March 31, 2000 the Company sold an aggregate of 200,000 put options. The put options entitle the holder to sell an aggregate of 200,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $23.552 per share. The put options expire in July and August 2000. The Company received premiums of approximately $0.2 on the sale of such options. In addition, the 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000. For a further discussion, see Note 11 of the Notes to Consolidated Financial Statements and further discussion in the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

     Part II - Other Information

Item 1.  Legal Proceedings
         ------------------

In connection with the 1993 Spin-off from American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products Corporation, the Company assumed from Cyanamid substantially all liabilities for legal proceedings relating to Cyanamid's chemicals businesses, other than any legal proceedings related to remediation of Cyanamid's Bound Brook facility. In connection with the Fiberite Acquisition, the Company assumed responsibility for certain liabilities related to Fiberite's business. As a result, although Cyanamid or Fiberite is the named defendant in cases commenced prior to the Spin-off or the Fiberite Acquisition, respectively, the Company is the party in interest and is herein described as the defendant.

The Company is a defendant in 33 cases pending in state courts in Brazoria, Galveston, Jefferson and Nueces counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. One of the cases involves several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company believes that its involvement in all but seven of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in ten suits pending in California Superior Court in Alameda and San Francisco Counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

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

The Company also has been named as one of several defendants in 33 suits filed in Louisiana state courts in St. Bernard, Orleans, Webster and Jefferson Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

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

See also the first four paragraphs of "Environmental Matters" under Item 1 of the Company's 1999 Annual Report on Form 10-K, which is incorporated by reference herein, and Note 9 of the Notes to the Consolidated Financial Statements (unaudited) on Part I, item (1).

In addition to liabilities with respect to the specific cases described previously, because the production of certain chemicals involves the use, handling, processing, storage, transportation and disposal of hazardous materials, and because certain of the Company's products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that, as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials.

Furthermore, the Company also has exposure to present and future claims with respect to workplace exposure, workers' compensation and other matters, arising from past events.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).  Exhibits
               --------

See Exhibit Index on page 24 for exhibits filed with this Quarterly Report on Form 10-Q.

         (b).  Reports on Form 8-K
               -------------------

The Company has not filed a current report on Form 8-K during the first quarter of 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CYTEC INDUSTRIES INC.



                            By:/s/ James P. Cronin
                            ----------------------------
                            James P. Cronin
                            Executive Vice President and Chief Financial
                            Officer



May 15, 2000

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2000 and 1999

27       Financial Data Schedule

99       Material Incorporated by reference from Annual Report on Form 10-K