Form 10-Q
period 2000-06-30
CYTEC INDUSTRIES INC/DE/
filed 2000-08-11
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission file number 1-12372
                                                -------

                              CYTEC INDUSTRIES INC.
                             ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,527,163 shares of Common Stock, par value $.01 per share, were outstanding at June 30, 2000.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements                                  3

           Consolidated Statements of Income                                  3

           Consolidated Balance Sheets                                        4

           Consolidated Statements of Cash Flows                              5

           Notes to Consolidated Financial Statements                         6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    14

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                                22

Part II - Other Information                                                  24

   Item 1.  Legal Proceedings                                                24

   Item 2.  Changes in Securities and Use of Proceeds                        26

   Item 4.  Submission of Matters to a Vote of
            Security Holders                                                 26

   Item 6.  Exhibits and Reports on Form 8-K                                 27

  Exhibit Index                                                              29

                         PART I - FINANCIAL INFORMATION

Item 1. - Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                         Three Months         Six Months
                                                            Ended               Ended
                                                           June 30,            June 30,
                                                      -----------------    -----------------
                                                        2000      1999       2000      1999
                                                      -------   -------    -------   -------
Net sales                                             $ 380.5   $ 359.1    $ 740.9   $ 714.4

Manufacturing cost of sales                             267.1     246.9      518.4     496.9
Selling and technical services                           39.3      37.3       78.7      74.5
Research and process development                          9.3       9.6       18.9      19.8
Administrative and general                               12.2      13.2       23.6      24.6
Amortization of acquisition intangibles                   3.1       2.6        6.1       5.3
                                                      -------   -------    -------   -------

Earnings from operations                                 49.5      49.5       95.2      93.3

Other income, net                                        16.2       0.6       20.3       2.9

Equity in earnings (losses) of associated companies       3.5      (0.2)      10.0       4.0

Interest expense, net                                     7.1       6.8       14.4      13.6
                                                      -------   -------    -------   -------

Earnings before income taxes                             62.1      43.1      111.1      86.6

Income tax provision                                     21.4      15.1       38.3      30.3
                                                      -------   -------    -------   -------

Net earnings                                          $  40.7   $  28.0    $  72.8   $  56.3
                                                      =======   =======    =======   =======

Earnings per common share
        Basic                                         $  0.99   $  0.65    $  1.76   $  1.31
        Diluted                                       $  0.95   $  0.63    $  1.69   $  1.26

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                  June 30,   December 31,
                                                                                    2000        1999
                                                                                  --------    --------
ASSETS

Current assets
    Cash and cash equivalents                                                     $    7.4    $   12.0
    Accounts receivable, less allowance for doubtful accounts
       of $8.7 and $9.3 in 2000 and 1999, respectively                               283.0       248.5
    Inventories                                                                      143.5       139.5
    Deferred income taxes                                                             43.9        61.7
    Other current assets                                                              32.2        29.4
                                                                                  --------    --------
       Total current assets                                                          510.0       491.1

Equity in net assets of and advances to associated companies                         150.3       146.4

Plants, equipment and facilities, at cost                                          1,348.1     1,352.6
    Less:  accumulated depreciation                                                 (714.9)     (696.9)
                                                                                  --------    --------
       Net plant investment                                                          633.2       655.7

Acquisition intangibles, net of accumulated amortization                             391.2       395.2
Deferred income taxes                                                                 46.1        48.8
Other assets                                                                          28.9        22.7
                                                                                  --------    --------

Total assets                                                                      $1,759.7    $1,759.9
                                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Short-term borrowings                                                         $    0.1    $     --
    Accounts payable                                                                 114.2       118.5
    Accrued expenses                                                                 192.4       198.4
    Income taxes payable                                                              46.6        49.2
                                                                                  --------    --------
       Total current liabilities                                                     353.3       366.1

Long-term debt                                                                       425.6       422.5
Other noncurrent liabilities                                                         446.7       465.5

Stockholders' equity

    Preferred stock, 20,000,000 shares authorized;
       issued and outstanding 4,000 shares, Series C Cumulative,
       $.01 par value at liquidation value of $25 per share                            0.1         0.1
    Common stock, $.01 par value per share, 150,000,000
       shares authorized; issued 48,132,640 shares                                     0.5         0.5
    Additional paid-in capital                                                       157.2       159.8
    Retained earnings                                                                650.2       577.5
    Unearned compensation                                                             (3.6)       (1.9)
    Accumulated translation adjustments                                              (27.0)      (14.3)
    Treasury stock, at cost, 7,605,477 shares in 2000 and
       6,522,967 shares in 1999                                                     (243.3)     (215.9)
                                                                                  --------    --------
       Total stockholders' equity                                                    534.1       505.8
                                                                                  --------    --------

Total liabilities and stockholders' equity                                        $1,759.7    $1,759.9
                                                                                  ========    ========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                  Six Months Ended
                                                                      June 30,
                                                                   2000        1999
                                                                  -----       -----
Cash flows provided by (used for) operating activities
   Net earnings                                                   $72.8       $56.3
   Noncash items included in earnings:
     Dividends from associated companies, greater (less)
        than equity in earnings                                    (5.9)        0.8
     Depreciation                                                  40.9        40.5
     Amortization                                                   7.4         6.1
     Deferred income taxes                                         20.9         3.8
     Gain on sale of assets                                        (7.1)       (2.9)
     Other                                                          0.6         0.4
   Changes in operating assets and liabilities
     Accounts receivable                                          (39.1)      (13.5)
     Inventories                                                   (7.1)        4.4
     Accounts payable                                              (2.7)        1.4
     Accrued expenses                                               1.9        (9.7)
     Income taxes payable                                            --        16.3
     Other assets                                                 (14.4)       (3.8)
     Other liabilities                                            (18.5)      (14.6)

                                                                  -----       -----
Net cash flows provided by operating activities                    49.7        85.5
                                                                  -----       -----

Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                  (32.6)      (37.6)
   Proceeds received on sale of assets                              9.9         8.0
   Acquisition of businesses, net of cash received                   --        (4.0)

                                                                  -----       -----
Net cash flows used for investing activities                      (22.7)      (33.6)
                                                                  -----       -----

Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options and warrants         3.0         0.8
   Purchase of treasury stock                                     (37.5)      (13.0)
   Change in short-term borrowings                                  0.1       (10.3)
   Change in long-term debt                                         3.0        (3.0)
   Proceeds received on sale of put options                         0.6         0.6

                                                                  -----       -----
Net cash flows used for financing activities                      (30.8)      (24.9)
                                                                  -----       -----

Effect of exchange rate changes on cash and cash equivalents       (0.8)       (1.0)

                                                                  -----       -----
Increase in cash and cash equivalents                              (4.6)       26.0

Cash and cash equivalents, beginning of period                     12.0         1.7

                                                                  -----       -----
Cash and cash equivalents, end of period                          $ 7.4       $27.7
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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and six months ended June 30,2000 are not necessarily indicative of the results to be expected for the full year.

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

At the date of the Inspec Mining Chemicals S.A. acquisition in September 1999, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the time. The purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed by $19.0, which was recorded as goodwill and included in Acquisition Intangibles in the Consolidated Balance Sheet. Based on further valuation studies, during May 2000, the fair value of the fixed assets acquired was revised, which resulted in a $2.0 increase to goodwill. The $2.0 adjustment along with the original $19.0 excess of the purchase price over the identifiable net assets acquired will be amortized on a straight-line basis over a period of up to 40 years from the original date of acquisition.

(3)   Restructuring of Operations

In 1997 the Company recorded pretax restructuring charges in the amount of $38.4 related primarily to (i) restructuring at Botlek, The Netherlands; Linden, New Jersey; Fortier, Louisiana and Willow Island, West Virginia, manufacturing sites; (ii) restructuring at its corporate headquarters; (iii) costs to realign its legal entity structure in Europe and (iv) costs associated with redundant manufacturing sites after integrating Fiberite. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0 and administrative and general, $2.6. The components of the restructuring charges include: $28.6 for employee related costs; $3.8 for fixed asset write-offs at the Company's facility in Botlek, The Netherlands; $1.2 for plant closure costs and $4.8 for other actions. The employee related costs primarily represent severance costs associated with the elimination of approximately 415 positions worldwide. In the fourth quarter of 1999, the Company reduced this restructuring accrual due to incurring lower than expected costs for the shutdown of the Warner's, NJ facility and incurring fewer personnel reductions by filling unanticipated open positions. As a result, during the fourth quarter of 1999 the Company recognized a restructuring credit of $3.0 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $2.7 and administrative and general, $0.3.

As of June 30, 2000, approximately 370 eliminations requiring severance payments were completed and 3 additional reductions requiring severance are planned and will be substantially completed by December 31, 2000. As of June 30, 2000, payments of $32.7 were made for these restructuring charges. At June 30, 2000, the liability to be paid was $2.6, essentially all of which is for the remaining personnel reductions and for certain long-term payouts for employee severance, primarily in Europe. The Company anticipates that, except for these long-term payouts, all of the remaining restructuring costs will be paid in 2000.

Also in the fourth quarter of 1999, the Company recorded restructuring charges of $3.6, primarily related to the consolidation of certain Specialty Materials' manufacturing and research activities and the Fortier methanol plant shutdown and related personnel reductions. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $1.2; selling and technical services, $0.3; research and process development, $1.7 and administrative and general, $0.4. The personnel reduction primarily represents severance costs associated with the elimination of approximately 72 positions worldwide. As of June 30, 2000, approximately 66 positions were eliminated and the remainder will be substantially completed by the end of 2000. As of June 30, 2000, payments of $2.2 were made for these charges. At June 30, 2000, the liability to be paid was $1.4.

(4)   Earnings Per Share (EPS)

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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended June 30, 2000 and 1999:

                                                         Three Months Ended June 30,
                                                  2000                                  1999
                                                  ----                                  ----
                                              Weighted Avg.     Per                 Weighted Avg.     Per
                                   Income         Shares       Share     Income        Shares        Share
                                 (Numerator)  (Denominator)    Amount  (Numerator)  (Denominator)    Amount
                                 -----------  -------------    ------  -----------  -------------    ------
Basic EPS
Net earnings                        $40.7      41,134,774      $0.99      $28.0      42,971,313      $0.65

Effect of dilutive securities
Options                                --       1,643,377         --         --       1,665,072         --
Performance/Restricted stock           --         129,736         --         --          78,036         --
Warrants                               --           2,728         --         --           5,426         --
Diluted EPS
Net earnings divided by the
  weighted average shares plus
  effect of dilutive securities     $40.7      42,910,615      $0.95      $28.0      44,719,847      $0.63

                                                          Six Months Ended June 30,
                                                  2000                                  1999
                                                  ----                                  ----
                                              Weighted Avg.    Per                   Weighted Avg.    Per
                                   Income         Shares       Share     Income         Shares       Share
                                 (Numerator)  (Denominator)    Amount  (Numerator)  (Denominator)    Amount
                                 -----------  -------------    ------  -----------  -------------    ------
Basic EPS
Net earnings                        $72.8      41,393,258      $1.76      $56.3      43,074,257      $1.31

Effect of dilutive securities
Options                                --       1,582,782         --         --       1,547,716         --
Performance/Restricted stock           --          93,063         --         --          74,202         --
Warrants                               --           2,577         --         --           6,560         --
Diluted EPS
Net earnings divided by the
  weighted average shares plus
  effect of dilutive securities     $72.8      43,071,680      $1.69      $56.3      44,702,735      $1.26

(5)   Recently Issued Statements Of Financial Accounting Standards

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

(6)   Inventories

The components of inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                                   June 30,        December 31,
                                                    2000               1999
                                                    ----               ----
      Finished goods                               $ 91.5             $ 89.0
      Work in process                                16.5               17.3
      Raw materials & supplies                       68.4               65.9
                                                   ------             ------
                                                    176.4              172.2
      Less reduction in LIFO cost                   (32.9)             (32.7)
                                                   ------             ------
                                                   $143.5             $139.5
                                                   ======             ======

(7)   Equity in Earnings of Associated Companies

Summarized financial information for the Company's equity in earnings of associated companies for the three and six months ended June 30, 2000 and 1999 was as follows:

                                                           Three Months             Six Months
                                                              Ended                   Ended
                                                             June 30,                June 30,
                                                             --------                --------
                                                         2000        1999         2000        1999
                                                         ----        ----         ----        ----
      Net sales                                         $148.6      $128.1       $312.6      $259.2
      Gross profit                                        33.7        24.6         75.0        57.5
      Net income (loss)                                    6.9        (2.0)        26.7         6.4
                                                        ------      ------       ------      ------
      The Company's equity in earnings (losses) of
      associated companies                              $  3.5      $ (0.2)      $ 10.0      $  4.0
                                                        ======      ======       ======      ======

On May 18, 2000, the Company announced that it had reached a definitive agreement to sell its 50% interest in Criterion Catalyst Company LP ("Criterion"). For further discussions about the sale of Criterion see Note 14 of the Notes to Consolidated Financial Statements.

(8)   Long-Term Debt

At June 30, 2000 and December 31, 1999, the Company's long-term debt consisted of the following:

                                                 June 30,         December 31,
                                                   2000              1999
                                                   ----              ----
      Credit Facility                             $106.0            $103.0
      Public Debt                                  319.6             319.5
                                                  ------            ------
                                                  $425.6            $422.5
                                                  ======            ======

(9)   Contingent Liabilities

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 51 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites which may contain environmental contamination for which the Company may be responsible.

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

In accordance with the above policies, as of June 30, 2000 and December 31, 1999, the aggregate environmental related accruals were $118.0 and $122.9, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 2000 and 1999 was $6.1 and $7.5, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds (see Note 13).

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

(10)  Comprehensive Income

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                        Three Months           Six Months
                                                           Ended                 Ended
                                                          June 30,              June 30,
                                                          --------              --------
                                                       2000       1999       2000       1999
                                                      -----      -----      -----      -----
      Net earnings                                    $40.7      $28.0      $72.8      $56.3
      Other comprehensive loss:
        Foreign currency translation adjustments        8.7        1.5       12.7        9.5
                                                      -----      -----      -----      -----
      Comprehensive income                            $32.0      $26.5      $60.1      $46.8
                                                      =====      =====      =====      =====

(11)  Other Financial Information

Taxes paid for the six months ended June 30, 2000 and 1999 were approximately $11.2 and $14.8, respectively. Interest paid for the six months ended June 30, 2000 and 1999 was approximately $14.5 and $14.2, respectively.

On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. Through June 30, 2000, the Company had repurchased 3,171,345 shares at a cost of $80.0 under this program (for further discussions about the share repurchase program see the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long-term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the specialty chemicals and specialty materials industries.

In connection with the Company's stock repurchase program, during the six months ended June 30, 2000 the Company sold an aggregate of 400,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. During July and August 2000, 200,000 of the put options expired unexercised. The remaining 200,000 put options expire in September and December 2000. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). The 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(12)  Segment Information

Summarized segment information for the Company's four segments for the three and six months ended June 30, 2000 and 1999 is as follows:

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,
                                                   --------                  --------
                                              2000         1999         2000         1999
                                              ----         ----         ----         ----
Net sales
Water and Industrial Process Chemicals      $102.3       $ 94.4       $198.0       $181.9
Performance Products                         123.0        112.4        242.1        219.3
Specialty Materials                          107.2        114.6        206.7        234.7
Building Block Chemicals
  Sales to external customers                 48.0         37.7         94.1         78.4
  Intersegment sales                          15.2          8.9         28.6         18.9
                                            ------       ------       ------       ------

Net sales from segments                      395.7        368.0        769.5        733.2

Other revenues                                  --           --           --          0.1
Elimination of intersegment revenue          (15.2)        (8.9)       (28.6)       (18.9)
                                            ------       ------       ------       ------
Total consolidated net sales                $380.5       $359.1       $740.9       $714.4
                                            ======       ======       ======       ======

                                                         % of                % of                % of                % of
Earnings from operations                                 Sales               Sales               Sales               Sales
                                                         -----               -----               -----               -----
Water and Industrial Process Chemicals        $11.2       11%      $12.3      13%      $21.1      11%      $21.8      12%
Performance Products                           16.0       13%       14.1      13%       31.0      13%       26.0      12%
Specialty Materials                            23.6       22%       22.8      20%       42.2      20%       44.3      19%
Building Block Chemicals                       (0.1)       0%        2.5       5%        3.9       3%        5.1       5%
                                              -----                -----               -----               -----

Earnings from segments                         50.7       13%       51.7      14%       98.2      13%       97.2      13%

Corporate and Unallocated                      (1.2)                (2.2)               (3.0)               (3.9)
                                              -----                -----               -----               -----
Total consolidated earnings from operations   $49.5       13%      $49.5      14%      $95.2      13%      $93.3      13%
                                              =====                =====               =====               =====

(13)  Insurance Settlement and Real Estate Sale

During April 2000, the Company entered into a settlement agreement with a group of insurance carriers in an environmental remediation coverage suit originally filed in the early 1990's by American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products. In December 1993, the Company was spun off from Cyanamid and later became a plaintiff in the suit.

In connection with the settlement, the Company recorded in the quarter ended June 30, 2000, in other income, net a pretax gain of $9.1, discounted and net of expenses, ($5.9 after tax). Payments are expected to be received in eight equal quarterly installments, with the first payment having already been received during May 2000. This settlement, together with the settlement of $4.2, net of expenses, included in this year's first quarter other income, net brings the total pretax gain from environmental insurance litigation to $13.3, ($8.7 after tax).

During the quarter ended June 30, 2000, the Company sold real estate at a former plant site for cash proceeds of approximately $8.3, net of expenses. The sale resulted in a pre-tax gain of $7.1 ($4.7 after tax), which was recorded in other income, net.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(14)  Subsequent Events

During July 2000, the Company sold two subsidiaries, which owned its 50% interest in Criterion, to its joint venture partner CRI International, Inc., a company of the Royal Dutch Shell Group, for cash consideration of $60.0. The proceeds approximate the carrying value of the Company's investment, which is included in equity in net assets of and advances to associated companies in the June 30, 2000 and December 31, 1999 Consolidated Balance Sheets.

            (Millions of dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter of 2000 versus Second Quarter of 1999

Net sales for the second quarter of 2000 were $380.5, compared with $359.1 for the second quarter of 1999. The increase was primarily due to sales increases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $7.9, $10.6 and $10.3, respectively. This increase was partially offset by a sales decrease in the Specialty Materials segment of $7.4.

Net sales in the United States were $206.3 for the second quarter of 2000, compared with $203.8 for the second quarter of 1999. International net sales were $174.2 for the second quarter of 2000, or 45.8% of total net sales, compared with $155.3, or 43.2% of total net sales for the second quarter of 1999.

In the North America region, (i.e., United States and Canada) net sales were approximately $224.0 for the second quarter of 2000, up 2.1% from the prior year period. The increase was mainly due to a 2.4% increase in selling prices (primarily in the Building Blocks Chemicals segment), partially offset by the adverse effect of exchange rate changes, which reduced sales 0.2% and lower selling volumes, which reduced sales another 0.1%.

In the Europe/Mideast/Africa region, net sales were $86.5 for the second quarter of 2000, up 2.2% from the prior year period. Selling volumes, which were up in all business segments, increased 8.5% and selling prices, which were up in the Building Blocks Chemicals segment, increased 0.5%. Partially offsetting these increases were the adverse effect of exchange rate changes, which reduced sales by about 6.8%.

In the Asia/Pacific region, net sales were $47.0 for the second quarter of 2000, up 26.0% from the prior year period. Selling volumes, which were up in the Water and Industrial Process Chemicals, Performance Products and in the Building Block Chemicals segment, increased 13.2% and selling prices, which were up in the Building Blocks Chemicals segment, increased 13.0%. Partially offsetting these increases were the adverse effects of exchange rate changes, which reduced sales approximately 0.2%.

In the Latin America region, net sales were $23.0 for the second quarter of 2000, up 27.8% from the prior year period. The increase was primarily due to an increase of approximately 28.4% in selling volumes. Selling volumes increased in the Water and Industrial Process Chemicals and Performance Products segments. The increase in the Water and Industrial Process Chemicals segment was mainly due to the September 1999 acquisition of Inspec Mining Chemicals S.A. ("IMC"). Selling prices increased 3.2%, while the adverse effect of exchange rate changes reduced sales by about 3.8%.

Manufacturing cost of sales was $267.1 or 70.2% of net sales in the second quarter of 2000, which as a percentage of sales was up slightly when compared with $246.9 or 68.8% of net sales for the prior year period. The combined results of higher raw material costs and unfavorable exchange rate changes combined to offset the benefits from an increase in selling volumes.

            (Millions of dollars, except share and per share amounts)

Selling and technical services expenses were $39.3 for the second quarter of 2000, an increase of $2.0 from the prior year period. The increase was primarily due to higher selling expenses in the Performance Products segment.

Research and process development expenses were $9.3 for the first quarter of 2000, a decrease of $0.3 from the prior year period. The decrease was due to lower patent costs, which tend to fluctuate quarter to quarter depending on activity.

Administrative and general expenses were $12.2 for the second quarter of 2000, a decrease of $1.0 from the prior year period. The decrease was primarily due to the inclusion of certain litigation costs last year.

Amortization of acquisition intangibles was $3.1 for the second quarter of 2000, an increase of $0.5 from the prior year period. The increase was due to the additional intangibles resulting from the acquisitions of the BOC Gases' global phosphines fumigant product line, IMC and the amino coatings resins business of BIP Limited (the "BIP Business").

Other income, net was $16.2 for the second quarter of 2000 and included a pretax gain of $9.1, discounted and net of expenses, received from an insurance settlement agreement entered into with a group of insurance carriers in an environmental coverage suit. The proceeds are expected to be received in eight equal quarterly installments, with the first payment having already been received during May 2000. Also, recorded in other income, net during the second quarter of 2000 was a pretax gain of $7.1 related to the sale of real estate at a former plant site. For further discussions about the insurance settlement agreement and the real estate sale see Note 13 of the Notes to Consolidated Financial Statements.

Equity in earnings of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was $3.5 for the second quarter of 2000, an increase of $3.7 from the prior year period. The increase was primarily due to operational improvements at Criterion Catalyst, relative to its loss last year. CYRO Industries sales were up, but higher raw material costs, primarily acetone, offset the benefits of the higher sales volumes.

Interest expense, net was $7.1 for the second quarter of 2000, an increase of $0.3 from the prior year period. The increase was primarily due to a higher outstanding debt balance from borrowings to finance acquisitions.

The income tax provision was $21.4 for the second quarter of 2000, which reflects an underlying effective tax rate of 34.5%, down from 35.0% utilized for the second quarter of 1999.

Net earnings for the second quarter of 2000 were $40.7, or $0.95 per diluted share, compared with $28.0, or $0.63 per diluted share for the prior year period. Included in the second quarter of 2000 was an after-tax gain of $5.9, or $0.14 per diluted share from an environmental remediation insurance settlement and an after-tax gain of $4.7, or $0.11 per diluted share from the sale of real estate at a former plant site. Excluding these items diluted earnings per share were $0.70 for the second quarter of 2000, an increase of $0.07, or 11.1% from the prior year period. The period-over-period increase in diluted earnings per share reflects the sales and earnings growth as well as the favorable effect of the Company's stock repurchase program.

            (Millions of dollars, except share and per share amounts)

Segment Results

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals sales increased 8.4% to $102.3 and earnings from operations decreased 8.9% to $11.2.

Sales increased within all four product lines of the segment. For the segment, selling volumes increased 11.5%, with approximately 4.6 percentage points of the increase due to the acquisition of IMC. The increase in selling volumes was partially offset by lower selling prices, which were down about 0.5%, and the adverse effects of exchange rate changes, which reduced sales by about 2.6%.

The lower earnings from operations were primarily the result of higher raw material costs, primarily propylene, and unfavorable exchange rate changes, particularly in Europe, more than offsetting the benefits from higher selling volumes and lower operating costs. As previously announced, the Company is reviewing strategic options for the paper chemicals product line.

Performance Products:

Performance Products sales increased 9.4% to $123.0 and earnings from operations increased 13.5% to $16.0.

Sales increased within all three product lines of the segment. For the segment, selling volumes increased 12.4%, with approximately 4.9 percentage points of the increase due to the acquisition of the BIP Business. The increase in selling volumes was partially offset by lower selling prices, which were down about 0.1%, and the adverse effects of exchange rate changes, which reduced sales by about 2.9%.

The improved earnings from operations were primarily the result of higher selling volumes, increased manufacturing productivity and certain licensing fees, partially offset by higher raw material costs, lower selling prices and the adverse effects of exchange rate changes.

Specialty Materials:

Specialty Materials sales decreased 6.5% to $107.2 and earnings from operations increased 3.5% to $23.6.

Selling volumes decreased 5.0% primarily due to lower Boeing commercial aircraft build rates and the transition from carbon to glass fiber composites for certain aircraft interiors. The divestiture of the engineered molding compounds product line and the adverse effects of exchange rate changes reduced sales another 1.0% and 0.5%, respectively.

The improved earnings from operations were primarily the result of a favorable product mix, lower raw material costs and the continuing benefits of manufacturing rationalization programs, partially offset by the negative impact from lower selling volumes.

Building Block Chemicals:

Building Block Chemicals sales to external customers were $48.0, an increase of 27.3% from the previous year period. Sales were favorably impacted by a sharp increase in acrylonitrile selling prices, as improved demand and lower global production due to plant turnarounds have caused a tight acrylonitrile market.

            (Millions of dollars, except share and per share amounts)

However, the cost of propylene, the key raw material for acrylonitrile, has risen faster than selling prices. As a result, earnings from operations were essentially breakeven, (i.e., a negative $0.1), for the quarter, compared to $2.5 for the same period last year.

For the segment overall, selling prices increased 31.4%, while the adverse effects of exchange rate changes and lower selling volumes reduced sales 2.6% and 1.5%, respectively. Selling volumes were lower primarily due to the divestiture of the Company's methanol business during the fourth quarter of 1999.

First Half of 2000 versus First Half of 1999

Net sales for the first half of 2000 were $740.9, compared with $714.4 for the first half of 1999. The increase was primarily due to sales increases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $16.1, $22.8 and $15.7, respectively. These increases were partially offset by a sales decrease in the Specialty Materials segment of $28.0.

Net sales in the United States were $401.6 for the first half of 2000, compared with $410.0 for the first half of 1999. International net sales were $339.3 for the first half of 2000, or 45.8% of total net sales, compared with $304.4, or 42.6% of total net sales for the first half of 1999.

In the North America region, (i.e., United States and Canada) net sales were approximately $435.3 for the first half of 2000, down 1.6% from the prior year period. The decrease was primarily due to a 2.5% decrease in selling volumes and the adverse effect of exchange rate changes, which reduced sales 0.2%. The decrease in selling volumes was in the Specialty Materials and Building Block Chemicals segments. This decrease was partially offset by an increase in selling prices, which were up about 1.1%.

In the Europe/Mideast/Africa region, net sales were $169.6 for the first half of 2000, up 1.6% from the prior year period. Selling volumes, which were up in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments, increased 8.5%. The increase in selling volumes was partially offset by lower selling prices, which were down about 0.1%, and the adverse effect of exchange rate changes, which reduced sales another 6.8%.

In the Asia/Pacific region, net sales were $92.0 for the first half of 2000, up 31.4% from the prior year period. Selling volumes, which were up in the Water and Industrial Process Chemicals, Performance Products and in the Building Block Chemicals segments, increased approximately 19.6% and selling prices, which were up in the Building Blocks Chemicals segment, increased 11.1%. The favorable effects of exchange rate changes also increased sales by approximately 0.7%.

In the Latin America region, net sales were $44.0 for the first half of 2000, up 25.0% from the prior year period. The increase was primarily due to a 25.5% increase in selling volumes. Selling volumes were up in the Water and Industrial Process Chemicals and Performance Products segments. The increase in the Water and Industrial Process Chemicals segment was mainly due to the September 1999 acquisition of Inspec Mining Chemicals S.A. ("IMC"). Selling prices increased 1.8%, while the adverse effect of exchange rate changes reduced sales by about 2.3%.

Manufacturing cost of sales was $518.4 or 70.0% of net sales in the first half of 2000, which as a percentage of sales was up slightly when compared with

            (Millions of dollars, except share and per share amounts)

$496.9 or 69.6% of net sales for the prior year period. The combined results of higher raw material costs and unfavorable exchange rate changes slightly offset the benefits of increased production due to an increase in selling volumes, plant productivity improvements and manufacturing rationalization programs.

Selling and technical services expenses were $78.7 for the first half of 2000, an increase of $4.2 from the prior year period. The increase was primarily due to higher selling expenses in the Performance Products segment.

Research and process development expenses were $18.9 for the first half of 2000, a decrease of $0.9 from the prior year period. The decrease was due to lower patent costs, which tend to fluctuate depending on activity.

Administrative and general expenses were $23.6 for the first half of 2000, a decrease of $1.0 from the prior year period. The decrease was primarily due to the inclusion of certain litigation costs last year.

Amortization of acquisition intangibles was $6.1 for the first half of 2000, an increase of $0.8 from the prior year period. The increase was due to the additional intangibles resulting from the acquisitions of the BOC Gases' global phosphines fumigant product line, IMC and the BIP Business.

Other income, net was $20.3 for the first half of 2000 and included a pretax gain of $13.3, discounted and net of expenses, received from insurance settlement agreements entered into with a group of insurance carriers in an environmental coverage suit. Part of the proceeds are scheduled to be received in eight equal quarterly installments, with the first payment having already been received during May 2000. Also, recorded in other income, net during the first half of 2000 was a pretax gain of $7.1 related to the sale of real estate at a former plant site. For further discussions about the insurance settlement agreements and the real estate sale see Note 13 of the Notes to Consolidated Financial Statements. Other income, net was $2.9 for the first half of 1999 and included approximately $3.8 of gains from divested product lines.

Equity in earnings of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was $10.0 for the first half of 2000, an increase of $6.0 from the prior year period. The increase was primarily due to operational improvements at Criterion Catalyst, relative to its loss last year. CYRO Industries sales were up, but higher raw material costs, primarily acetone, offset the benefits of the higher sales volumes.

Interest expense, net was $14.4 for the first half of 2000, an increase of $0.8 from the prior year period. The increase was primarily due to a higher outstanding debt balance from borrowings to finance acquisitions.

The income tax provision was $38.3 for the first half of 2000, which reflects an underlying effective tax rate of 34.5%, down from 35.0% utilized for the first half of 1999.

Net earnings for the first half of 2000 were $72.8, or $1.69 per diluted share, compared with $56.3, or $1.26 per diluted share for the prior year period. Included in the first half of 2000 was an after-tax gain of $8.7, or $0.20 per diluted share from environmental remediation insurance settlements and an after-tax gain of $4.7, or $0.11 per diluted share from the sale of real estate at a former plant site. Excluding these items diluted earnings per share were $1.38 for the first half of 2000, an increase of $0.12, or 9.5% from the prior year period. The period-over-period increase in diluted earnings per share reflects

            (Millions of dollars, except share and per share amounts)

the sales and earnings growth as well as the favorable effect of the Company's stock repurchase program.

Segment Results

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals sales increased 8.9% to $198.0 and earnings from operations decreased 3.2% to $21.1.

Sales increased within all four product lines of the segment. For the segment, selling volumes increased 12.3%, with approximately 4.9 percentage points of the increase due to the acquisition of IMC. The increase in selling volumes was partially offset by lower selling prices, which were down about 1.1%, and the adverse effects of exchange rate changes, which reduced sales by about 2.3%.

The lower earnings from operations were primarily the result of higher raw material costs, primarily propylene, lower selling prices and unfavorable exchange rate changes, particularly in Europe, slightly offset by the benefits from higher selling volumes and lower operating costs.

Performance Products:

Performance Products sales increased 10.4% to $242.1 and earnings from operations increased 19.2% to $31.0.

Sales increased within all three product lines of the segment. For the segment, selling volumes increased 13.9%, with approximately 4.8 percentage points of the increase due to the acquisition of the BIP Business. The increase in selling volumes was partially offset by lower selling prices, which were down about 0.9%, and the adverse effects of exchange rate changes, which reduced sales by about 2.6%.

The improved earnings from operations were primarily the result of higher selling volumes, increased manufacturing productivity and certain licensing fees, partially offset by higher raw material costs, lower selling prices and the adverse effects of exchange rate changes.

Specialty Materials:

Specialty Materials sales decreased 11.9% to $206.7 and earnings from operations decreased 4.7% to $42.2.

Selling volumes decreased 10.6% primarily due to lower Boeing commercial aircraft build rates and the transition from carbon to glass fiber composites for certain aircraft interiors. Lower selling prices, the divestiture of the engineered molding compounds product line and the adverse effects of exchange rate changes reduced sales another 0.3%, 0.7% and 0.3%, respectively.

The lower earnings from operations were primarily the result of lower sales volumes and slightly lower selling prices, partially offset by favorable product mix, lower raw material costs and the continuing benefits of manufacturing rationalization programs.

Building Block Chemicals:

Building Block Chemicals sales to external customers were $94.1, an increase of 20.0% from the previous year period. Sales were favorably impacted by a sharp

            (Millions of dollars, except share and per share amounts)

increase in acrylonitrile selling prices, as improved demand and lower global production due to plant turnarounds have caused a tight acrylonitrile market. However, the cost of propylene, the key raw material for acrylonitrile, has risen faster than selling prices. As a result, earnings from operations decreased 23.5% to $3.9.

For the segment overall, selling prices increased 22.8%, while the adverse effects of exchange rate changes and lower selling volumes reduced sales approximately 2.4% and 0.4%, respectively. Selling volumes were lower primarily due to the divestiture of the Company's methanol business during the fourth quarter of 1999.

Liquidity and Financial Condition

At June 30, 2000, the Company's cash balance was $7.4, a decrease of $4.6 from year-end 1999.

Net cash flows provided by operating activities totaled $49.7 for the six months ended June 30, 2000, compared with $85.5 for the six months ended June 30, 1999. The decrease in operating cash was due primarily to higher working capital levels, partially offset by higher net earnings. Trade receivables increased due to higher net sales and other receivables increased $9.6 due to the environmental remediation insurance settlements, which is payable over the next two years. Inventory increased as a result of the timing of certain production campaigns and inventory build-ups in anticipation of ending certain tolling arrangements, as well as in anticipation of summer-month maintenance shutdowns at certain plants.

Net cash flows used for investing activities totaled $22.7 for the six months ended June 30, 2000, compared with $33.6 for the six months ended June 30, 1999. Included in 2000 were proceeds received of $9.9 from the sale of former plant sites. Included in 1999 was funding of $4.0 for the acquisition of assets from the Nottingham Company's industrial minerals product line, offset by proceeds received of $8.0 from the sale of the molding compounds product line and from the sale of other assets. Capital additions for the six months ended June 30, 2000 were $32.6, compared with $37.6 for the same period last year. For the full year 2000, the Company expects capital spending to be in the range of $100.0 to $105.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2000.

Net cash flows used for financing activities totaled $30.8 for the six months ended June 30, 2000, compared with $24.9 for the six months ended June 30, 1999. In connection with the stock repurchase program discussed below, during the six months ended June 30, 2000, the Company purchased 1,387,300 shares of treasury stock at a cost of $37.5. This compares with the purchase of 518,545 shares of treasury stock at a cost of $13.0 during the six months ended June 30, 1999. Also, during the six months ended June 30, 1999, $10.3 of foreign currency denominated short-term borrowings were paid-off.

The Company has $106.0 of outstanding borrowings under its $200.0 Credit Facility. On July 14, 2000, the Company terminated a second credit facility dated August 20, 1999. The credit facility also provided up to $200.0 in unsecured revolving loans for general corporate purposes. During its term, no borrowings were made under the second credit facility.

            (Millions of dollars, except share and per share amounts)

Through June 30, 2000, the Company had repurchased 3,171,345 shares at a cost of $80.0 under its $100.0 stock repurchase program. At June 30, 2000, $100.1 was available for stock repurchases under the terms of the Company's Series C Cumulative Preferred Stock ("Series C Stock") and a January 1999 agreement with American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products Corporation and holder of the Series C Stock, by which Cyanamid irrevocably waived certain financial covenants contained in the Series C Stock. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long-term growth strategies, including research and development, global expansion, capital expenditures and opportunities for acquisitions arising from consolidation in the Specialty Chemicals and Specialty Materials industry. In connection with the Company's stock repurchase program, the Company periodically sells put options entitling the holder to sell shares of the Company's common stock to the Company. For further information about the put options see Part II, Item 2, Changes in Securities and Use of Proceeds.

During July 2000, the Company sold two subsidiaries, which owned its 50% interest in Criterion Catalyst Company LP, to its joint venture partner CRI International, Inc., a company of the Royal Dutch Shell Group, for cash consideration of $60.0. The proceeds approximate the carrying value of the Company's investment, which is included in equity in net assets of and advances to associated companies in the June 30, 2000 and December 31, 1999 Consolidated Balance Sheets. The total value of the transaction, including 50% of Criterion's debt and other future considerations, is approximately $100.0.

Management of AC Moldings Compounds, a partnership between a subsidiary of the Company and Creative Moldings Ltd., is preparing a restructuring plan to reduce the Partnership's expenses in line with the substantial reduction in the Partnership's sales. The Company cannot predict when the restructuring plan will be implemented or whether it will be successful.

LaRoche Industries Inc. and LaRoche Fortier Inc., the Company's partner in Avondale Ammonia Company, filed for bankruptcy under Chapter 11 during May 2000. The Company is evaluating the effect of LaRoche's bankruptcy filing on the joint venture operations.

OTHER

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

            (Millions of dollars, except share and per share amounts)

The Company does not believe that the introduction of the euro notes and coins as well as the withdrawal of participating currency notes and coins, which is scheduled to begin January 1, 2002, will result in any gains or losses since conversion rates to the euro for participating countries were irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required by the end of the transition period in order for them to be euro compliant. The Company's current estimate is that it will incur system modification costs of approximately $0.3 and that the modifications will be completed by the end of the third quarter of 2001. The Company does not currently believe that the euro conversion will have a material operational impact.

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

Forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectation, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

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

      In connection with the Company's stock repurchase program, during the six months ended June 30, 2000 the Company sold an aggregate of 400,000 put options. The put options entitle the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices

            (Millions of dollars, except share and per share amounts)

      ranging from $23.083 to $24.553 per share. During July and August 2000, 200,000 of the put options expired unexercised. The remaining 200,000 put options expire in September and December 2000. The Company received premiums of approximately $0.6 on the sale of such options. In addition, the 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000. For a further discussion, see Note 11 of the Notes to Consolidated Financial Statements and further discussion in the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

The Company is a defendant in 37 cases pending in state courts in Brazoria, Galveston, Jefferson and Nueces counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Two of the cases involves several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company believes that its involvement in all but seven of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in 13 suits pending in California Superior Court in Orange, Alameda, Los Angeles and San Francisco Counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

The Company is the defendant in a class action filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of six plaintiffs (out of a group of 32 randomly selected members of the class) was completed in July 1998. In December, 1998 the trial court signed a Judgment recalling the Court's prior Class Action Certification Order and dismissing all Class Action claims. The Judgment also dismissed, with prejudice, the claims of the six named plaintiffs whose cases had been tried in July. That decision was affirmed on appeal. The case continues as a non-class action on behalf of the other named plaintiffs.

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

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 13 cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island, Missouri, California, Texas, Illinois and Wisconsin. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek damages for the cost of removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; the cost of monitoring, detecting and abating lead paint; the cost of educating the public about lead paint; compensatory and punitive damages; the cost of providing health care and special education to children harmed by lead poisoning; and plaintiffs' attorneys' fees. The Company is named a defendant as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company.

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

The Company also has been named as one of several defendants in 35 suits filed in Louisiana state courts in St. Bernard, Orleans, Webster and Jefferson Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a grand jury in the U.S. District Court for the Central District of California. The subpoena relates to a Grand Jury Investigation of the carbon fiber and prepreg industry. The Company has no reason to believe that it is a target of the grand jury investigation. As a result of the Grand Jury Investigation, the Company and the other companies subpoenaed to testify before the grand jury, are defendants in an antitrust class action filed in the U.S. District Court for the Central District of California on behalf of purchasers of carbon fiber, which the complaint defined to include prepregs manufactured from carbon fiber. The complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products.

The Company is a party to an arbitration arising out of an agreement pursuant to which the Company licensed certain technology. The Licensor alleges that the Company is obligated to commercialize the licensed technology and compensate the Licensor with royalty payments set forth in the agreement. The Company maintains that commercialization is not feasible and that it has met all its obligations.

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

Item 2. Changes in Securities and Use of Proceeds

In connection with the Company's stock repurchase program, during the six months ended June 30, 2000 the Company sold an aggregate of 400,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. During July and August 2000, 200,000 of the put options expired unexercised. The remaining 200,000 put options expire in September and December 2000. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). The 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Common Stockholders on May 8, 2000. At this meeting, the only substantive matter voted on was the election of Directors.

J. E. Akitt and F. W. Armstrong were each elected Directors at the Annual Meeting for a three-year term ending in 2003 by the following margins:

Name                        Votes For                  Votes Withheld
----                        ---------                  --------------
J. E. Akitt                 36,992,426                    384,082
F. W. Armstrong             36,989,671                    386,837

In addition, L. L. Hoynes, Jr. was re-elected to the Board by the unanimous written consent of the sole holder of the Company's Series C Cumulative Preferred Stock.

The terms of office as a Director of C. A. Davis, D. D. Fry, D. Lilley, W. P. Powell and J. R. Satrum continued after the meeting.

Item 6. Exhibits and Reports on Form 8-K

        (a).  Exhibits

See Exhibit Index on page 29 for exhibits filed with this Quarterly Report on Form 10-Q.

        (b).  Reports on Form 8-K

The Company has not filed a current report on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYTEC INDUSTRIES INC.


                                           By: /S/ James P. Cronin
                                               ----------------------------
                                               James P. Cronin
                                               Executive Vice President and
                                               Chief Financial Officer

August 11, 2000

Exhibit Index
-------------

10.12(j)    Cytec Excess Retirement Benefit Plan, as amended through May 11,
            2000.

10.12(k) Cytec Supplemental Employees' Retirement Plan, as amended through April 13, 2000.

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2000 and 1999

27          Financial Data Schedule

99          Material Incorporated by reference from Annual Report on Form 10-K