Form 10-Q
period 2000-09-30
CYTEC INDUSTRIES INC/DE/
filed 2000-11-14
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/   x     /                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----------                             OF THE SECURITIES EXCHANGE ACT OF 1934


                           For the quarterly period ended September 30, 2000
                                                          ------------------


                                       Or


/         /                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
----------                              THE SECURITIES EXCHANGE ACT OF 1934

                           For the Transition period from _______ to _______

                         Commission file number 1-12372

                              CYTEC INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                      22-3268660
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                        Identification No.)


                           Five Garret Mountain Plaza
                         West Paterson, New Jersey 07424
                         -------------------------------
                    (Address of principal executive offices)


                                  973-357-3100
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   -------    ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,195,541 shares of Common Stock, par value $.01 per share, were outstanding at September 30, 2000.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
Part I - Financial Information

            Item 1.      Consolidated Financial Statements                     3

                         Consolidated Statements of Income                     3

                         Consolidated Balance Sheets                           4

                         Consolidated Statements of Cash Flows                 5

                         Notes to Consolidated Financial Statements            6

            Item 2.      Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        14

            Item 3.      Quantitative and Qualitative Disclosures
                         About Market Risk                                    23

Part II - Other Information                                                   24

            Item 1.      Legal Proceedings                                    24

            Item 2.      Changes in Securities and Use of Proceeds            26

            Item 6.      Exhibits and Reports on Form 8-K                     26

Exhibit Index                                                                 28

                         PART I - FINANCIAL INFORMATION

Item 1. - Consolidated Financial Statements
          ---------------------------------

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                            Three Months                 Nine Months
                                                                Ended                       Ended
                                                            September 30,               September 30,
                                                        ----------------------    -------------------------
                                                          2000         1999          2000          1999
                                                        ---------    ---------    -----------   -----------
Net sales                                               $   368.1    $   344.1    $   1,108.9   $   1,058.4

Manufacturing cost of sales                                 258.8        236.4          777.2         733.3
Selling and technical services                               38.1         35.7          116.8         110.1
Research and process development                              9.8         10.7           28.6          30.5
Administrative and general                                   11.9         14.4           35.5          39.0
Amortization of acquisition intangibles                       3.1          2.7            9.2           8.0
                                                        ---------    ---------    -----------   -----------

Earnings from operations                                     46.4         44.2          141.6         137.5

Other income (expense), net                                  (0.1)         3.9           20.2           6.8

Equity in earnings (losses) of associated companies           2.3         (0.8)          12.2           3.2

Interest expense, net                                         6.2          6.5           20.4          20.1
                                                        ---------    ---------    -----------   -----------

Earnings before income taxes                                 42.4         40.8          153.6         127.4

Income tax provision                                         14.6          5.6           53.0          36.0
                                                        ---------    ---------    -----------   -----------

Net earnings                                            $    27.8    $    35.2    $     100.6   $      91.4
                                                        =========    =========    ===========   ===========

Earnings per common share
        Basic                                           $    0.68    $    0.82    $      2.45   $      2.12
        Diluted                                         $    0.65    $    0.79    $      2.35   $      2.05


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                   September 30,   December 31,
                                                                                       2000            1999
                                                                                   -------------   ------------
ASSETS

Current assets
     Cash and cash equivalents                                                       $     10.5    $     12.0
     Accounts receivable, less allowance for doubtful accounts
          of $8.6 and $9.3 in 2000 and 1999, respectively                                 285.1         248.5
     Inventories                                                                          150.7         139.5
     Deferred income taxes                                                                 43.3          61.7
     Other current assets                                                                  30.9          29.4
                                                                                     ----------    ----------
          Total current assets                                                            520.5         491.1

Equity in net assets of and advances to associated companies                               89.7         146.4

Plants, equipment and facilities, at cost                                               1,334.6       1,352.6
     Less:  accumulated depreciation                                                     (711.5)       (696.9)
                                                                                     ----------    ----------
          Net plant investment                                                            623.1         655.7


Acquisition intangibles, net of accumulated amortization                                  388.9         395.2
Deferred income taxes                                                                      43.2          48.8
Other assets                                                                               30.7          22.7
                                                                                     ----------    ----------

Total assets                                                                         $  1,696.1    $  1,759.9
                                                                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                                $    121.4    $    118.5
     Accrued expenses                                                                     193.5         198.4
     Income taxes payable                                                                  43.9          49.2
                                                                                     ----------    ----------
          Total current liabilities                                                       358.8         366.1

Long-term debt                                                                            368.6         422.5
Other noncurrent liabilities                                                              426.2         465.5

Stockholders' equity

     Preferred stock, 20,000,000 shares authorized; issued and
          outstanding 4,000 shares, Series C Cumulative,
          $.01 par value at liquidation value of $25 per share                              0.1           0.1
     Common stock, $.01 par value per share, 150,000,000
          shares authorized; issued 48,132,640 shares                                       0.5           0.5
     Additional paid-in capital                                                           157.5         159.8
     Retained earnings                                                                    678.0         577.5
     Unearned compensation                                                                 (4.0)         (1.9)
     Accumulated translation adjustments                                                  (35.5)        (14.3)
     Treasury stock, at cost, 7,937,099 shares in 2000 and
          6,522,967 shares in 1999                                                       (254.1)       (215.9)
                                                                                     ----------    ----------
          Total stockholders' equity                                                      542.5         505.8
                                                                                     ----------    ----------

Total liabilities and stockholders' equity                                           $  1,696.1    $  1,759.9
                                                                                     ==========    ==========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2000          1999
                                                                  --------      --------
Cash flows provided by (used for) operating activities
     Net earnings                                                 $  100.6      $   91.4
     Noncash items included in earnings:
       Dividends from associated companies, greater (less)
          than equity in earnings                                     (8.1)          3.8
       Depreciation                                                   61.5          60.5
       Amortization                                                   11.7           9.5
       Deferred income taxes                                          24.9          11.9
       Gain on sale of assets                                         (4.8)         (4.1)
       Other                                                           0.8           0.3
     Changes in operating assets and liabilities
       Accounts receivable                                           (51.7)         (7.8)
       Inventories                                                   (16.9)         10.2
       Accounts payable                                               16.0           3.0
       Accrued expenses                                               (2.3)        (23.0)
       Income taxes payable                                           (2.4)          2.2
       Other assets                                                   (5.6)         (5.2)
       Other liabilities                                             (41.0)        (22.5)
                                                                  --------      --------
Net cash flows provided by operating activities                       82.7         130.2
                                                                  --------      --------

Cash flows provided by (used for) investing activities
     Additions to plants, equipment and facilities                   (54.3)        (54.4)
     Proceeds received on sale of assets                              73.0           9.4
     Acquisition of businesses, net of cash received                  (0.1)        (32.3)
                                                                  --------      --------
Net cash flows provided by (used for) investing activities            18.6         (77.3)
                                                                  --------      --------

Cash flows provided by (used for) financing activities
     Proceeds from the exercise of stock options and warrants          4.0           1.1
     Purchase of treasury stock                                      (51.3)        (27.5)
     Change in short-term borrowings                                  --           (10.3)
     Change in long-term debt                                        (53.9)         (4.4)
     Proceeds received on sale of put options                          0.6           1.0
                                                                  --------      --------
Net cash flows used for financing activities                        (100.6)        (40.1)
                                                                  --------      --------
Effect of exchange rate changes on cash and cash equivalents          (2.2)         (0.4)
                                                                  --------      --------
Increase (decrease) in cash and cash equivalents                      (1.5)         12.4

Cash and cash equivalents, beginning of period                        12.0           1.7
                                                                  --------      --------
Cash and cash equivalents, end of period                          $   10.5      $   14.1
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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


(2)      Acquisitions and Dispositions

During 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line, assets of the BOC Gases global phosphine fumigant product line, Inspec Mining Chemicals S.A., and the amino coatings resins business of BIP Limited. All four acquisitions were accounted for under the purchase method of accounting and results of operations have been included from the dates of acquisition. In addition, on January 21, 1999, the Company sold substantially all the assets of its engineered moldings compounds business. For a more detailed description of the 1999 acquisition and disposition transactions, refer to Note 2 to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K, which is incorporated by reference herein.

At the date of the Inspec Mining Chemicals S.A. acquisition in September 1999, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. At the time, the purchase price exceeded the fair value of the identifiable assets acquired and liabilities assumed by $19.0, which was recorded as goodwill and included in Acquisition Intangibles in the Consolidated Balance Sheet. Based on further valuation studies during 2000, the fair value of the assets acquired was revised, which resulted in a $2.8 increase to goodwill. The $2.8 adjustment along with the original $19.0 excess of the purchase price over the identifiable net assets acquired will be amortized on a straight-line basis over a period of up to 40 years from the original date of acquisition.

On July 10, 2000, the Company completed the sale of two subsidiaries, which owned its 50% interest in Criterion Catalyst Company LP ("Criterion"), to its joint venture partner CRI International, Inc., a company of the Royal Dutch Shell Group, for cash consideration of $60.0 plus other consideration of $2.5. The consideration received approximated the carrying value of the Company's investment, which was included in equity in net assets of and advances to associated companies. The sale resulted in taxes paid during the third quarter of 2000 of $7.5; additional taxes of $2.5 will be paid during the fourth quarter of 2000.


(3)      Restructuring of Operations

In 1997 the Company recorded pretax restructuring charges in the amount of $38.4 primarily related to (i) restructuring at Botlek, The Netherlands; Linden, New

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

Jersey; Fortier, Louisiana and Willow Island, West Virginia, manufacturing sites; (ii) restructuring at its corporate headquarters; (iii) costs to realign its legal entity structure in Europe and (iv) costs associated with redundant manufacturing sites after integrating Fiberite. The restructuring costs were charged to the Consolidated Statement of Income as follows; manufacturing cost of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0 and administrative and general, $2.6. The components of the restructuring charges include: $28.6 for employee related costs; $3.8 for fixed asset write-offs at the Company's facility in Botlek, The Netherlands; $1.2 for plant closure costs and $4.8 for other actions. The employee related costs primarily represent severance costs associated with the elimination of approximately 415 positions worldwide. In the fourth quarter of 1999, the Company reduced this restructuring accrual due to incurring lower than expected costs for the shutdown of the Warner's, NJ facility and incurring fewer personnel reductions by filling unanticipated open positions. As a result, during the fourth quarter of 1999 the Company recognized a restructuring credit of $3.0 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $2.7 and administrative and general, $0.3.

As of September 30, 2000, approximately 370 personnel reductions requiring severance payments were completed and 3 additional reductions requiring severance are planned to be completed by December 31, 2000. As of September 30, 2000, payments of $32.8 were made for these restructuring charges. At September 30, 2000, the liability to be paid was $2.3, essentially all of which is for the remaining personnel reductions and for certain long-term payouts for employee severance, primarily in Europe. The Company anticipates that, except for these long-term payouts, all of the remaining restructuring costs will be paid in 2000.

Also in the fourth quarter of 1999, the Company recorded restructuring charges of $3.6, primarily related to the consolidation of certain Specialty Materials' manufacturing and research activities and the Fortier methanol plant shutdown and related personnel reductions of 72 positions worldwide. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $1.2; selling and technical services, $0.3; research and process development, $1.7 and administrative and general, $0.4. As of September 30, 2000, approximately 68 positions were eliminated and the remainder are planned to be completed by the end of 2000. As of September 30, 2000, payments of $2.3 had been made for these charges. At September 30, 2000, the remaining liability to be paid was $1.3.

For further information about restructuring of operations, refer to Other in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").


(4)      Earnings Per Share (EPS)

Basic earnings per common share excludes dilution and is computed by dividing net earnings less preferred stock dividends by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings less preferred stock dividends by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the quarter. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended September 30, 2000 and 1999:

                                                                    Three Months Ended September 30,
                                                                    --------------------------------
                                                           2000                                          1999
                                                           ----                                          ----
                                                          Weighted Avg.      Per                       Weighted Avg.       Per
                                            Income           Shares         Share        Income           Shares          Share
                                         (Numerator)      (Denominator)     Amount    (Numerator)      (Denominator)     Amount
                                         -----------      -------------     ------    -----------      -------------     ------
Basic EPS
---------
Net Earnings                                  $27.8         40,596,470       $0.68         $35.2         42,904,369      $0.82

Effect of dilutive securities
-----------------------------
Options                                           -          1,789,845           -             -          1,502,084          -
Performance/Restricted stock                      -            103,442           -             -            123,850          -
Warrants                                          -              7,644           -             -              2,324          -
Diluted EPS
-----------
Net earnings divided by the
 weighted average shares
 plus effect of dilutive
 securities                                   $27.8         42,497,401     $0.65           $35.2         44,532,627      $0.79

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                           2000                                          1999
                                                           ----                                          ----
                                                          Weighted Avg.      Per                       Weighted Avg.       Per
                                            Income           Shares         Share        Income           Shares          Share
                                         (Numerator)      (Denominator)     Amount    (Numerator)      (Denominator)     Amount
                                         -----------      -------------     ------    -----------      -------------     ------
Basic EPS
---------
Net Earnings                                  $100.6         41,125,723     $2.45           $91.4         43,042,464      $2.12

Effect of dilutive securities
-----------------------------
Options                                            -          1,651,803         -               -          1,532,505          -
Performance/Restricted stock                       -             96,523         -               -             90,751          -
Warrants                                           -              4,266         -               -              5,148          -
Diluted EPS
-----------
Net earnings divided by the
 weighted average shares
 plus effect of dilutive
 securities                                   $100.6         42,878,315     $2.35           $91.4         44,670,868      $2.05


(5)      Recently Issued Statements of Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. In general, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as "fair value," "cash flow," or "foreign currency" hedges and establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that are not hedges, as well as the ineffective portion of hedges must be adjusted to fair value through earnings. In connection with the Company's risk management strategies, the Company holds certain foreign

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

exchange, commodity and interest rate instruments that have been deemed derivatives pursuant to the criteria established in SFAS 133. Upon adoption, the Company will be required to adjust certain of these derivatives to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to earnings or accumulated other comprehensive income, as appropriate. SFAS 133 will become effective for the Company beginning January 1, 2001. The Company is continuing to review the potential impact of SFAS 133 on its consolidated results of operations and financial position. Based on the expected accounting treatment and current market conditions, the Company does not believe SFAS 133 will have a material effect on the Company's results of operations or financial position.

In September 2000, the FASB issued its final consensus on Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). Among other things, EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or on other income statement line items. If shipping or handling costs are significant and are not included in cost of sales, a company is required to disclose both the amounts of such costs and the line item(s) on the income statement that include them. EITF 00-10 will become effective for the Company in the fourth quarter of 2000 and upon application, requires reclassification of prior period comparative financial statements. The Company's current policy is to net shipping costs against shipping revenues as a component of net sales and to reflect warehousing costs as a component of selling and technical services expense. The Company expects to implement the requirements set forth in the consensus during the fourth quarter of 2000. Such implementation will have no effect on net income, but will result in higher reported net sales offset by higher operating expenses.

(6)      Inventories

The components of inventories at September 30, 2000 and December 31, 1999 consisted of the following:

                                         September 30,            December 31,
                                              2000                    1999
                                              ----                    ----
    Finished goods                           $ 95.5                  $ 89.0
    Work in Process                            14.4                    17.3
    Raw materials & supplies                   73.7                    65.9
                                             ------                  ------
                                              183.6                   172.2
    Less reduction in LIFO cost               (32.9)                  (32.7)
                                             ------                  ------
                                             $150.7                  $139.5
                                             ======                  ======

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(7)      Equity in Earnings of Associated Companies

Summarized financial information for the Company's equity in earnings of associated companies for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                               Three Months                           Nine Months
                                                   Ended                                Ended
                                               September 30,                         September 30,
                                               -------------                         -------------
                                           2000             1999                2000             1999
                                           ----             ----                ----             ----
Net sales                                  $94.2           $125.3              $406.8          $384.5
Gross profit                                15.3             20.4                90.3            77.9
Net income (loss)                            2.7             (1.8)               29.3             6.8
                                           -----           ------              ------          ------
The Company's equity in earnings
 (losses) of associated companies          $ 2.3           $ (0.8)             $ 12.2          $  3.2
                                           =====           ======              ======          ======

The above associated companies' information includes the results of the former Criterion joint venture through July 10, 2000. On July 10, 2000, the Company sold its 50% interest in the former Criterion joint venture. For further information about the sale of Criterion see Note 2 of the Notes to Consolidated Financial Statements.


(8)      Long-Term Debt

At September 30, 2000 and December 31, 1999, the Company's long-term debt consisted of the following:

                                      September 30,                 December 31,
                                           2000                         1999
                                           ----                         ----
               Credit Facility            $ 49.0                       $103.0
               Public Debt                 319.6                        319.5
                                          ------                       ------
                                          $368.6                       $422.5
                                          ======                       ======


(9)      Contingent Liabilities

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the cleanup of approximately 52 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy.

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

In accordance with the above policies, as of September 30, 2000 and December 31, 1999, the aggregate environmental related accruals were $110.1 and $122.9, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 2000 and 1999 was $10.7 and $11.3, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds (see also Note 11).

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


(10)     Comprehensive Income

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                      Three Months             Nine Months
                                                          Ended                   Ended
                                                      September 30,           September 30,
                                                      -------------           -------------
                                                     2000       1999        2000         1999
                                                     ----       ----        ----         ----
Net Earnings                                        $27.8      $35.2      $100.6        $91.4
Other comprehensive income (loss):
  Foreign currency translation adjustments           (8.5)       4.0       (21.2)        (5.5)
                                                    -----      -----      ------        -----
Comprehensive income                                $19.3      $39.2      $ 79.4        $85.9
                                                    =====      =====      ======        =====

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


(11)     Other Financial Information

Taxes paid for the nine months ended September 30, 2000 and 1999 were approximately $24.4 and $27.4, respectively (for further information about taxes paid for the nine months ended September 30, 2000 see the discussion about the sale of Criterion in Note 2 of the Notes to Consolidated Financial Statements). Interest paid was approximately $22.1 for the nine months ended September 30, 2000 and 1999.

On January 25, 1999, the Company announced a program to spend up to $100.0 to repurchase shares of its outstanding common stock. Through September 30, 2000, the Company had repurchased 3,596,345 shares at a cost of $93.7 under this program (for further information about the share repurchase program see the Liquidity and Financial Condition section of MD&A. The Company completed the repurchases under this program during the fourth quarter of 2000.

In connection with the Company's stock repurchase program, during the nine months ended September 30, 2000 the Company sold an aggregate of 400,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. During the nine months ended September 30, 2000, 300,000 of the put options expired unexercised. The remaining 100,000 put options expire in December 2000. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement). The 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000.

On August 18, 2000 the early payout conditions of the stock appreciation plan, which was implemented in 1995, were met and all eligible active employees qualified for final payout of one thousand dollars per participant. The final payout under the stock appreciation plan was approximately $2.8. For more information about the stock appreciation plan, refer to Note 14 to the consolidated financial statements contained in the Company's 1999 Annual Report on Form 10-K, which is incorporated by reference herein.

During the nine months ended September 30, 2000, the Company recorded in other income (expense), net a pre-tax gain of $13.3, discounted and net of expenses, in connection with insurance settlement agreements entered into with a group of insurance carriers in an environmental coverage suit. A portion of the proceeds is scheduled to be received in eight equal quarterly installments, with the first two payments having already been received during May and August 2000. Also recorded in other income (expense), net during the nine months of 2000 was a pre-tax gain of $7.1 related to the sale of real estate at a former plant site.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(12)     Segment Information

Summarized segment information for the Company's four segments for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                                  Three Months Ended                     Nine Months Ended
                                                                    September 30,                          September 30,
                                                                    -------------                          -------------
                                                               2000                1999               2000               1999
                                                               ----                ----               ----               ----
Net sales
Water and Industrial Process Chemicals                        $100.0              $92.4              $297.9             $274.3
Performance Products                                           116.5              108.1               358.6              327.5
Specialty Materials                                            103.9              105.3               310.6              340.0
Building Block Chemicals
  Sales to external customers                                   47.7               38.3               141.8              116.6
  Intersegment sales                                            17.0                8.9                45.6               29.5
                                                              ------              -----              ------           --------

Net sales from segments                                        385.1              353.0             1,154.5            1,087.9
Elimination of intersegment revenue                            (17.0)              (8.9)              (45.6)             (29.5)
                                                              ------              -----              ------           --------
Total consolidated net sales                                  $368.1             $344.1            $1,108.9           $1,058.4
                                                              ======             ======            ========           ========

                                                               % of               % of                % of               % of
Earnings from operations                                       Sales              Sales               Sales              Sales
                                                               -----              -----               -----              -----
Water and Industrial Process Chemicals                     $10.0   10%        $12.2   13%         $31.1   10%        $34.0   12%
Performance Products                                        14.6   13%         12.0   11%          45.6   13%         38.0   12%
Specialty Materials                                         21.4   21%         20.2   19%          63.6   20%         64.5   19%
Building Block Chemicals                                     0.8    1%          2.6   6%            4.7    3%          7.7    5%
                                                           -----              -----              ------              -----

Earnings from segments                                      46.8   12%         47.0   13%         145.0   13%        144.2   13%

Corporate and Unallocated                                   (0.4)              (2.8)               (3.4)              (6.7)
                                                           -----              -----              ------             ------
Total consolidated earnings from operations                $46.4   13%        $44.2   13%        $141.6   13%       $137.5   13%
                                                           =====              =====              ======             ======


(13)     Subsequent Events

On October 16, 2000, the formation of PolymerAdditives.com, LLC, a joint venture between the Company, Albermarle Corporation and GE Specialty Chemicals, Inc., an operating unit of General Electric Company, was completed. PolymerAdditives.com, LLC operates a fully functional business-to-business e-commerce internet site and provides customers the ability to purchase a variety of polymer additives from one source. Each founding member has an equal equity interest in the joint venture.

On November 1, 2000, the Company completed the sales of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to the Ciba Specialty Chemicals. The Company also agreed to produce paper chemicals for Bayer Corporation and Ciba Specialty Chemicals under long-term manufacturing agreements. The Company received approximately $116.0 in connection with these transactions. Based on preliminary allocations of the purchase price, the Company expects the after-tax proceeds to be approximately $80.0. Included in the sale were the sales, marketing, research and development, and the technical services personnel and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $15.0 of paper chemicals' accounts receivable and all of its Water and Industrial Process Chemicals production facilities.

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes.

            (Millions of dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Third Quarter of 2000 versus Third Quarter of 1999
--------------------------------------------------

Net sales for the third quarter of 2000 were $368.1, compared with $344.1 for the third quarter of 1999. The increase was primarily due to sales increases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $7.6, $8.4 and $9.4, respectively. This increase was partially offset by a sales decrease in the Specialty Materials segment of $1.4.

Net sales in the United States were $197.4 for the third quarter of 2000, compared with $195.4 for the third quarter of 1999. International net sales were $170.7 for the third quarter of 2000, or 46.4% of total net sales, compared with $148.7, or 43.2% of total net sales for the third quarter of 1999.

In the North America region (i.e., United States and Canada), net sales were approximately $213.5 for the third quarter of 2000, up 1.0% from the prior year period. The increase was mainly due to a 2.3% increase in selling prices (primarily in the Building Block Chemicals segment), partially offset by the adverse effect of exchange rate changes, which reduced sales 0.4% and lower selling volumes, which reduced sales another 0.9%.

In the Europe/Mideast/Africa region, net sales were $80.0 for the third quarter of 2000, up 3.1% from the prior year period. Selling volumes, which were up in all of the business segments, increased 10.0% and selling prices, which were up mainly in the Building Block Chemicals segment, increased 2.0%. Partially offsetting these increases were the adverse effects of exchange rate changes, which reduced sales approximately 8.9%.

In the Asia/Pacific region, net sales were $49.3 for the third quarter of 2000, up 30.1% from the prior year period. Selling volumes, which were up in the Water and Industrial Process Chemicals, Performance Products and Specialty Materials segments, increased about 14.9% and selling prices, which were up mainly in the Building Block Chemicals segment, increased 15.0%. The favorable effects of exchange rate changes also increased sales by approximately 0.2%.

In the Latin America region, net sales were $25.3 for the third quarter of 2000, up 47.1% from the prior year period. The increase was primarily due to an increase of approximately 46.0% in selling volumes. Selling volumes increased in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemical segments. The increase in the Water and Industrial Process Chemicals segment was mainly due to the acquisition of Inspec Mining Chemicals S.A. ("IMC") in September of last year. Selling prices increased approximately 4.5%, while the adverse effect of exchange rate changes reduced sales by about 3.4%.

Manufacturing cost of sales was $258.8 or 70.3% of net sales in the third quarter of 2000, which as a percentage of sales was up slightly when compared with $236.4 or 68.7% of net sales for the prior year period. The combined results of higher raw material costs and net unfavorable exchange rate changes slightly offset the benefits from increased selling volumes, increased selling prices, manufacturing rationalization programs and productivity initiatives.

Selling and technical services expenses were $38.1 for the third quarter of 2000, an increase of $2.4 from the prior year period. The increase was primarily due to higher selling expenses (primarily sales force additions) in the Water and Industrial Process Chemicals and Performance Products segments.

            (Millions of dollars, except share and per share amounts)

Research and process development expenses were $9.8 for the third quarter of 2000, a decrease of $0.9 from the prior year period. The decrease was due to lower patent costs, which tend to fluctuate quarter to quarter depending on activity and, lower research expenses, mainly in the Water and Industrial Process Chemicals segment.

Administrative and general expenses were $11.9 for the third quarter of 2000, a decrease of $2.5 from the prior year period. Included in the third quarter of 1999 was a charge of $2.5 for external costs associated with tax planning, which resulted in a significant reduction in tax expenses.

Amortization of acquisition intangibles was $3.1 for the third quarter of 2000, an increase of $0.4 from the prior year period. The increase was due to the additional intangibles resulting from the acquisitions of the BOC Gases' global phosphines fumigant product line, IMC and the amino coatings resins business of BIP Limited (the "BIP Business") during 1999.

Other income (expense), net consisted of $0.1 of expenses for the third quarter of 2000, compared with $3.9 of income for the prior year period. Included in 1999 were gains from divested product lines, sale of property and sale of investments in unaffiliated companies.

Equity in earnings (losses) of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was $2.3 for the third quarter of 2000, an increase of $3.1 from the $0.8 loss of the prior year period. The increase was primarily due to the absence of losses from Criterion Catalyst Company LP ("Criterion"), in which the Company's interest was sold on July 10, 2000. For further information about the sale of Criterion see
Note 2 of the Notes to Consolidated Financial Statements. Cyro Industries sales were up about 11.2%, but earnings were essentially flat due to higher raw material costs, principally acetone and methanol, which offset the benefits of the higher sales.

Interest expense, net was $6.2 for the third quarter of 2000, a decrease of $0.3 from the prior year period. The decrease was primarily due to the lower outstanding debt levels during the third quarter of this year.

The income tax provision was $14.6 for the third quarter of 2000, which reflects an underlying effective tax rate of 34.5%. The income tax provision was $5.6 for the prior year period and included a credit of $8.0 related to the utilization of prior years' tax credits and a credit of $0.4 as a result of the Company reducing its underlying effective tax rate for the nine months ended September 30, 1999 to 34.5%, from 35.0% during the third quarter in 1999.

Net earnings for the third quarter of 2000 were $27.8, or $0.65 per diluted share, compared with $35.2, or $0.79 per diluted share for the prior year period. Excluding from 1999 the credit of $8.0 ($0.18 per diluted share) in income tax expense related to the utilization of prior years' tax credits, the credit of $0.4 ($0.01 per diluted share) as a result of the Company reducing its effective tax rate and the charge of $2.5 ($1.6 after-tax or $0.04 per diluted share) in administrative and general expenses related to external costs associated with such tax planning, net earnings for the third quarter of 1999 would have been $28.4 ($0.64 per diluted share). The period-over-period earnings per diluted share growth reflects the sales growth and the favorable effect of the Company's stock repurchase program.

            (Millions of dollars, except share and per share amounts)

Segment Results
---------------

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals sales increased 8.2% to $100.0 and earnings from operations decreased 18.0% to $10.0.

Sales increased within all four product lines of the segment. For the overall segment, selling volumes increased 12.0%, with approximately 5.2 percentage points of the increase due to the acquisition of IMC in September of last year. The increase in selling volumes was partially offset by the adverse effects of exchange rate changes, which reduced sales by about 3.5%, and lower selling prices, which were down about 0.3%.

The lower earnings from operations were primarily the result of higher raw material costs of petroleum derivatives, such as propylene, net unfavorable exchange rate changes, particularly in Europe, and lower selling prices which more than offset the benefits from higher selling volumes and lower operating costs.

On November 1, 2000, the Company completed the sale of its paper chemicals business. For further discussions about the sale of the paper chemicals business, see Note 13 of the Notes to Consolidated Financial Statements and further discussions in the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Performance Products:

Performance Products sales increased 7.8% to $116.5 and earnings from operations increased 21.7% to $14.6.

Sales increased within all three product lines of the segment. Specifically in the polymer additives product line, sales increased as a result of strong demand in Europe, Asia and North America. For the overall segment, selling volumes increased 11.3%, with approximately 4.2 percentage points of the increase due to the acquisition of the BIP Business in October of last year. The increase in selling volumes was partially offset by the adverse effects of exchange rate changes, which reduced sales by about 2.9%, and lower selling prices, which were down about 0.6%.

The improved earnings from operations were primarily the result of higher selling volumes, increased manufacturing productivity and certain licensing fees, partially offset by higher raw material costs, lower selling prices and the net adverse effects of exchange rate changes.

Specialty Materials:

Specialty Materials sales decreased 1.3% to $103.9 and earnings from operations increased 5.9% to $21.4.

Selling volumes increased 1.1% due to increased demand from the commercial aircraft markets including large commercial airliners, regional and business jets. The Company's other aerospace markets, such as military aircraft, also experienced sales volume growth. The increase in selling volumes was offset by lower sales in the undivested portion of the engineered molding compounds product line, lower selling prices and the adverse effects of exchange rate changes, which reduced sales 1.3%, 0.4% and 0.7%, respectively.

The improved earnings from operations were primarily the result of the favorable effects of manufacturing rationalization programs, productivity initiatives, product mix and lower raw material costs.

            (Millions of dollars, except share and per share amounts)

Building Block Chemicals:

Building Block Chemicals sales to external customers were $47.7, an increase of 24.6% from the previous year period. Sales were favorably impacted by a sharp increase in acrylonitrile selling prices, primarily due to strong global demand. However, higher propylene costs, the key raw material for acrylonitrile, and higher natural gas costs have adversely impacted this segment. As a result, earnings from operations decreased 69.2% to $0.8.

For the overall segment, selling prices increased 37.2%, while the adverse effects of exchange rate changes, the divestiture of the methanol plant in December of last year and lower selling volumes reduced sales 3.2%, 3.4% and 6.0%, respectively.

Nine Months of 2000 versus Nine Months of 1999
----------------------------------------------

Net sales for the nine months of 2000 were $1,108.9, compared with $1,058.4 for the nine months of 1999. The increase was primarily due to sales increases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $23.6, $31.1 and $25.2, respectively. This increase was partially offset by a sales decrease in the Specialty Materials segment of $29.4.

Net sales in the United States were $599.0 for the nine months of 2000, compared with $605.4 for the nine months of 1999. International net sales were about $509.9 for the nine months of 2000, or 46.0% of total net sales, compared with $453.0, or 42.8% of total net sales for the nine months of 1999.

In the North America region, (i.e., United States and Canada) net sales were approximately $648.7 for the nine months of 2000, down 0.7% from the prior year period. The decrease was primarily due to a 1.9% decrease in selling volumes and the adverse effect of exchange rate changes, which reduced sales 0.3%. The decrease in selling volumes was in the Specialty Materials and Building Block Chemicals segments. This decrease was partially offset by an increase in selling prices, which were up about 1.5%.

In the Europe/Mideast/Africa region, net sales were $249.7 for the nine months of 2000, up 2.1% from the prior year period. Selling volumes, which were up in all of the business segments, increased about 9.0% and selling prices, which were up mainly in the Building Block Chemicals segment, increased 0.6%. These increases were partially offset by the adverse effect of exchange rate changes, which reduced sales 7.5%.

In the Asia/Pacific region, net sales were $141.3 for the nine months of 2000, up 31.0% from the prior year period. Selling volumes, which were up in all of the business segments, increased approximately 17.9% and selling prices, which were up in the Building Blocks Chemicals segment, increased 12.6%. The favorable effects of exchange rate changes also increased sales by approximately 0.5%.

In the Latin America region, net sales were $69.2 for the nine months of 2000, up 32.1% from the prior year period. The increase was primarily due to a 32.2% increase in selling volumes. Selling volumes were up in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments. The increase in the Water and Industrial Process Chemicals segment was mainly due to the acquisition of IMC in September of last year. Selling prices increased 2.6%, while the adverse effect of exchange rate changes reduced sales by about 2.7%.

Manufacturing cost of sales was $777.2 or 70.1% of net sales for the nine months of 2000, which as a percentage of sales was up slightly when compared with $733.3 or 69.3% of net sales for the prior year period. The combined results of higher raw material costs and net unfavorable exchange rate changes slightly

            (Millions of dollars, except share and per share amounts)

offset the benefits from increased selling volumes, increased selling prices, manufacturing rationalization programs and productivity initiatives.

Selling and technical services expenses were $116.8 for the nine months of 2000, an increase of $6.7 from the prior year period. The increase was primarily due to higher selling expenses in the Performance Products segment.

Research and process development expenses were $28.6 for the nine months of 2000, a decrease of $1.9 from the prior year period. The decrease was due primarily to lower patent costs, which tend to fluctuate depending on activity.

Administrative and general expenses were $35.5 for the nine months of 2000, a decrease of $3.5 from the prior year period. Included in the nine months of 1999 was a charge of $2.5 for external costs associated with tax planning, which resulted in a significant reduction in tax expenses.

Amortization of acquisition intangibles was $9.2 for the nine months of 2000, an increase of $1.2 from the prior year period. The increase was due to the additional intangibles resulting from the acquisitions of the BOC Gases' global phosphines fumigant product line, IMC and the BIP Business.

Other income (expense), net was $20.2 for the nine months of 2000 and included a pre-tax gain of $13.3, discounted and net of expenses, in connection with insurance settlement agreements entered into with a group of insurance carriers in an environmental coverage suit. A portion of the proceeds is scheduled to be received in eight equal quarterly installments, with the first two payments having already been received during May and August 2000. Also recorded in other income (expense), net during the nine months of 2000 was a pre-tax gain of $7.1 related to the sale of real estate at a former plant site. Other income (expense), net was $6.8 for the nine months of 1999 and included gains from divested product lines, sale of property, and sale of investments in unaffiliated companies.

Equity in earnings (losses) of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was $12.2 for the nine months of 2000, an increase of $9.0 from the prior year period. The increase was primarily due to the operational improvements at Criterion, relative to its loss last year. The Company's interest in Criterion was sold on July 10, 2000. For further information about the sale of the Company's interest in Criterion see Note 2 of the Notes to Consolidated Financial Statements. Cyro Industries sales were up about 9.7%, but earnings were flat due to higher raw material costs, principally acetone and methanol, which offset the benefits of the higher sales.

Interest expense, net was $20.4 for the nine months of 2000, an increase of $0.3 from the prior year period. The increase was primarily due to the higher interest rates during the nine months of this year.

The income tax provision was $53.0 for the nine months of 2000, which reflects an underlying effective tax rate of 34.5%. The income tax provision was $36.0 for the prior year period and included a credit of $8.0 related to the utilization of prior years' tax credits. Additionally, during the third quarter of 1999, the Company reduced its underlying effective tax rate for the nine months ended September 30, 1999 to 34.5%, down from 35.0% utilized for the six months ended June 30, 1999.

Net earnings for the nine months of 2000 were $100.6, or $2.35 per diluted share. Included in the nine months of 2000 was a gain of $13.3 ($8.7 after-tax or $0.20 per diluted share) relating to environmental remediation insurance settlements and a gain of $7.1 ($4.7 after-tax or $0.11 per diluted share) from the sale of real estate at a former plant site. Excluding these gains, net earnings for the nine months of 2000 were $87.2, or $2.03 per diluted share. Net earnings for the nine months of 1999 were $91.4, or $2.05 per diluted share.

            (Millions of dollars, except share and per share amounts)

Included in the nine months of 1999 was a credit of $8.0 ($0.18 per diluted share) in income tax expense related to the utilization of prior years' tax credits and a charge of $2.5 ($1.6 after-tax or $0.04 per diluted share) in administrative and general expenses related to external costs associated with such tax planning. Excluding these items, net earnings for the nine months of 1999 were $85.0, or $1.90 per diluted share. The period-over-period earnings per diluted share growth reflects the sales and earnings growth, as well as the favorable effect of the Company's stock repurchase program.

Segment Results
---------------

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals sales increased 8.6% to $297.9 and earnings from operations decreased 8.5% to $31.1.

Sales increased within all four product lines of the segment. For the overall segment, selling volumes increased 12.1%, with approximately 4.7 percentage points of the increase due to the acquisition of IMC in September of last year. The increase in selling volumes was partially offset by the adverse effects of exchange rate changes, which reduced sales by about 2.7% and lower selling prices, which were down about 0.8%.

The lower earnings from operations were primarily the result of higher raw material costs of petroleum derivatives, such as propylene, net unfavorable exchange rate changes, particularly in Europe, and lower selling prices which more than offset the benefits from higher selling volumes and lower operating costs.

On November 1, 2000, the Company completed the sale of its paper chemicals business. For further discussions about the sale of the paper chemicals business, see Note 13 of the Notes to Consolidated Financial Statements and further discussions in the Liquidity and Financial Condition section of MD&A.

Performance Products:

Performance Products sales increased 9.5% to $358.6. Specifically in the polymer additives product line, sales increased as a result of strong demand in Europe, Asia and North America. Earnings from operations increased 20.0% to $45.6.

For the overall segment, selling volumes increased 13.0%, with approximately 4.3 percentage points of the increase due to the acquisition of the BIP Business in October of last year. The increase in selling volumes was partially offset by the adverse effects of exchange rate changes, which reduced sales by about 2.7% and lower selling prices, which were down about 0.8%.

The improved earnings from operations were primarily the result of higher selling volumes, increased manufacturing productivity and certain licensing fees, partially offset by higher raw material costs, lower selling prices and the net adverse effects of exchange rate changes.

Specialty Materials:

Specialty Materials sales decreased 8.6% to $310.6 and earnings from operations decreased 1.3% to $63.6.

Selling volumes decreased 7.0% primarily due to lower Boeing commercial aircraft build rates and Boeing's transition from carbon to glass fiber composites for certain aircraft interiors. Lower selling prices, the divestiture of the engineered molding compounds product line and the adverse effects of exchange rate changes reduced sales another 0.3% and 0.9% and 0.4%, respectively.

            (Millions of dollars, except share and per share amounts)

The lower earnings from operations were primarily the result of lower sales volumes and slightly lower selling prices, partially offset by favorable product mix, lower raw material costs, the net favorable effects of exchange rate changes and the continuing benefits of manufacturing rationalization programs.

Building Block Chemicals:

Building Block Chemicals sales to external customers were $141.8, an increase of 21.6% from the previous year period. Sales were favorably impacted by a sharp increase in acrylonitrile selling prices, primarily due to strong global demand. However, higher propylene costs, the key raw material for acrylonitrile, and higher natural gas costs have adversely impacted this segment. As a result, earnings from operations decreased 39.0% to $4.7.

For the overall segment, selling prices increased 27.5% and selling volumes increased 0.7%, while the adverse effects of exchange rate changes and the divestiture of the methanol plant in December of last year reduced sales approximately 2.6% and 4.0%, respectively.

Liquidity and Financial Condition
---------------------------------

At September 30, 2000, the Company's cash balance was $10.5, a decrease of $1.5 from year-end 1999.

Net cash flows provided by operating activities totaled $82.7 for the nine months ended September 30, 2000, compared with $130.2 for the nine months ended September 30, 1999. The decrease in operating cash was due primarily to higher working capital levels and voluntary contributions to pre-fund the Company's retiree medical benefits fund, partially offset by higher net earnings. Trade receivables have increased due to higher net sales. Other receivables increased $6.8 due to the environmental remediation insurance settlements, a portion of which is payable in quarterly installments over the next two years and higher receivables from product exchanges. Inventory has increased in certain areas to support international sales growth. The Company continues to explore tactics to reduce its overall inventory levels. Also included in the nine months ended September 30, 2000 were taxes paid of $7.5 relating to the sale of the Company's interest in Criterion.

Net cash flows provided by investing activities totaled $18.6 for the nine months ended September 30, 2000, compared with net cash flows used for investing activities of $77.3 for the nine months ended September 30, 1999. Included in 2000 was $60.0 from the sale of the Company's interest in Criterion (for further information about the sale of the Company's interest in Criterion, refer to Note 2 of the Notes to Consolidated Financial Statements) and $10.3 from the sale of former plant sites. Included in 1999 was funding of $32.3 for the acquisitions of IMC, assets from the Nottingham Company's industrial minerals product line and the BOC Gases' global phosphines fumigants product line, offset by proceeds received of $9.4 from the sale of the molding compounds product line and from the sale of other assets. Capital additions for the nine months ended September 30, 2000 were $54.3, compared with $54.4 for the same period last year. For the full year 2000, the Company expects capital spending to be somewhere in the range of $85.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2000.

Net cash flows used for financing activities totaled $100.6 for the nine months ended September 30, 2000, compared with $40.1 for the nine months ended September 30, 1999. In connection with the stock repurchase program discussed below, during the nine months ended September 30, 2000, the Company purchased 1,812,300 shares of treasury stock at a cost of $51.3. This compares with the purchase of 1,149,245 shares of

            (Millions of dollars, except share and per share amounts)

Included in the nine months of 1999 was a treasury stock at a cost of $27.5 during the nine months ended September 30, 1999. For the nine months ended September 30, 2000, $53.9 of long-term debt was paid. Whereas, during the nine months ended September 30, 1999, $4.4 of long-term debt and $10.3 of foreign currency denominated short-term borrowings were paid-off.

At September 30, 2000, the Company had $49.0 of outstanding borrowings under its $200.0 credit Facility. On July 14, 2000, the Company terminated a second 364-day credit facility, dated August 20, 1999, which provided up to $200.0 in unsecured revolving loans for general corporate purposes. During its term there were no borrowings made under the second credit facility.

Through September 30, 2000, the Company repurchased 3,596,345 shares at a cost of $93.7 under its $100.0 stock repurchase program. The Company completed the repurchases under this program during the fourth quarter of 2000.

At September 30, 2000, $95.6 was available for stock repurchases under the terms of the Company's Series C Cumulative Preferred Stock ("Series C Stock") and a January 1999 agreement with American Cyanamid Company ("Cyanamid"), a wholly-owned subsidiary of American Home Products Corporation and holder of the Series C Stock, by which Cyanamid irrevocably waived certain financial covenants contained in the Series C Stock. The Company expects the timing of its share repurchase program to be balanced with the related financing requirements of its long-term growth strategies, including research and development, global expansion, capital expenditures and opportunities for strategic acquisitions. In connection with the Company's stock repurchase program, the Company periodically sells put options entitling the holder to sell shares of the Company's common stock to the Company. For further information about the put options see Part II,
Item 2, Changes in Securities and Use of Proceeds.

On November 1, 2000, the Company completed the sales of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to the Ciba Specialty Chemicals. The Company also agreed to produce paper chemicals for Bayer Corporation and Ciba Specialty Chemicals under long-term manufacturing agreements. The Company received approximately $116.0 in connection with these transactions. Based on preliminary allocations of the purchase price, the Company expects the after-tax proceeds to be approximately $80.0. Included in the sale were the sales, marketing, research and development, and the technical services personnel and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $15.0 of paper chemicals' accounts receivable and all of its Water and Industrial Process Chemicals production facilities.

Other
-----

The Company has announced that in conjunction with its strategic realignment and other initiatives being planned or underway, the Company expects to take a one-time charge against earnings in the fourth quarter of this year. While not yet quantifiable, such charge is expected to be significant.

The Company has announced that industry conditions such as higher raw material costs and likely softening in some end markets together with the adverse effects of the Euro exchange rate changes will make achieving the First Call Consensus estimate for the fourth quarter earnings per diluted share challenging, but that the Company expects to meet such estimate before any one-time charges.

AC Molding Compounds, a partnership between a subsidiary of the Company and Creative Moldings Ltd., has completed a consolidation of operations at its Dallas, Texas facilities from Wallingford, Connecticut. Demand in end markets for its products have slowed and AC Molding is currently operating at near breakeven results. A new management team has been installed, but it is unlikely

            (Millions of dollars, except share and per share amounts)

the operations will improve over the next few quarters. While the partnership is currently generating sufficient cash flows to meet its operational and financial obligations, it is not in compliance with its existing bank covenants. AC Molding owes the Company approximately $4.5 million, which is classified by the Company as a current receivable. The Company is reviewing its strategic options for the joint venture with its partner.

LaRoche Industries Inc. and LaRoche Fortier Inc., the Company's partner in Avondale Ammonia Company, filed for bankruptcy under Chapter 11 during May 2000. Although LaRoche Fortier "rejected" the Avondale Ammonia partnership agreement and related ammonia supply agreement effective September 1, 2000, it retains a 50% interest in the assets of the partnership. The ammonia plant is continuing to operate at near full rates with the Company purchasing from Avondale 100 percent of the plant's output. The Company is evaluating its alternatives.

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective for the Company beginning January 1, 2001. In September 2000, the FASB issued its final consensus on Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 will become effective for the Company in the fourth quarter of 2000. For further discussions about SFAS 133 and EITF 00-10 see Note 5 of the Notes to Consolidated Financial Statements.

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

The Company does not believe that the introduction of the euro notes and coins as well as the withdrawal of participating currency notes and coins, which is scheduled to begin January 1, 2002, will result in any gains or losses since conversion rates to the euro for participating countries were irrevocably fixed as of January 1, 1999. The Company believes that some information systems modifications are required by the end of the transition period in order for them to be euro compliant. The Company's current estimate is that it will incur system modification costs of approximately $0.3 and that the modifications will be completed by the end of 2001. The Company does not currently believe that the euro conversion will have a material operational impact.

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

Forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectation, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; exchange rate fluctuations; the financial condition of joint venture partners; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies and other unforeseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

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

     In connection with the Company's stock repurchase program, during the nine months ended September 30, 2000 the Company sold an aggregate of 400,000 put options. The put options entitle the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. During the quarters ended June 30, 2000 and September 30, 2000, 300,000 of the put options expired unexercised. The remaining 100,000 put options expire in December 2000. The Company received premiums of approximately $0.6 on the sale of such options. In addition, the 450,000 put options that were outstanding at December 31, 1999 expired unexercised in February and April 2000. For a further discussion, see Note 11 of the Notes to Consolidated Financial Statements and further discussion in the Liquidity and Financial Condition section of MD&A.

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

The Company is a defendant in 38 cases pending in state courts in Brazoria, Galveston, Jefferson, Dallas and Nueces counties, Texas and in the U.S. District Court for the Eastern District of Texas in which many plaintiffs seek damages for injuries allegedly due to exposure to benzene, butadiene, asbestos or other chemicals. Two of the cases involves several hundred plaintiffs, while the remainder involve substantially fewer plaintiffs. All of these cases involve multiple defendants. The Company believes that its involvement in all but nine of these cases results from its former 50% ownership of Jefferson Chemical Company, which the Company disposed of in 1975. It is not known at this time how many plaintiffs eventually will assert claims against the Company.

The Company is a defendant in 16 suits pending in California Superior Court in Orange, Alameda, Los Angeles and San Francisco Counties, which were filed by or on behalf of individuals allegedly injured as a result of exposure to asbestos containing products. Another suit in which the Company is a defendant has been removed to Federal Court and transferred by the Judicial Panel for Multi-District Litigation to the United States District Court for the Eastern District of Pennsylvania. These cases involve multiple defendants.

The Company is the defendant in a law suit filed in Jefferson Parish Court, Louisiana on behalf of persons residing in the city of Kenner, Louisiana claiming damages allegedly caused by a sulfur dioxide emission from the Company's Fortier facility in 1992. Prior to consolidation and certification of the class, the original 29 cases had been remanded to state court following a federal court ruling that the plaintiffs did not individually assert damages in excess of the federal jurisdictional amount of $50,000. Trial of the claims of six plaintiffs (out of a group of 32 randomly selected members of the class) was completed in July 1998. In December, 1998 the trial court signed a Judgment recalling the Court's prior Class Action Certification Order and dismissing all Class Action claims. The Judgment also dismissed, with prejudice, the claims of the six named plaintiffs whose cases had been tried in July. That decision was affirmed on appeal. The case continues as a non-class action on behalf of the other named plaintiffs.

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

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 12 cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island, Missouri, California, Texas, Illinois and Wisconsin. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek damages for the cost of removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; the cost of monitoring, detecting and abating lead paint; the cost of educating the public about lead paint; compensatory and punitive damages; the cost of providing health care and special education to children harmed by lead poisoning; and plaintiffs' attorneys' fees. The Company is sued primarily as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company. In some cases there are allegations that the Company is liable in its own right, but none of the complaints specify any acts on which such liability could be based.

The Company is one of several defendants in seven suits filed in New Jersey State courts in Essex and Middlesex Counties by, or on behalf of the estates of, individuals who allegedly contracted cancer as a result of exposure to chemicals constituting, or contained in, products sold by the Company. Two of these cases involve individuals who worked at the Allied Textile Printers Plant in Paterson, New Jersey, and who allegedly contracted bladder cancer as a result of exposure to benzidine dyes. A third case involving the Allied Textile site has been brought in New Jersey Superior Court, Middlesex County, against the Company and several other defendants on behalf of a class consisting of former employees of Allied Textile. Plaintiff in this action seeks to compel defendants to establish a medical monitoring program for the benefit of former employees of Allied Textile who may have been exposed to benzidine containing dyes or other carcinogenic chemicals in the course of their employment. Defendants are alleged to have supplied such dyes and/or chemicals to Allied Textile. The other four cases include individuals who claim they developed various diseases as a result of exposure to various chemicals while working at a Courtaulds Coatings plant in New Jersey.

The Company also has been named as one of several defendants in 66 suits filed in Louisiana state courts in St. Bernard, Orleans, Iberville and Jefferson Parishes by individuals who claim that they, or those whom they represent, were injured as a result of exposure to asbestos while working at various sites, including the Company's Fortier, Louisiana plant.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a grand jury in the U.S. District Court for the Central District of California. The subpoena relates to a Grand Jury Investigation of the carbon fiber and prepreg industry. The Company has no reason to believe that it is a target of the grand jury investigation. As a result of the Grand Jury Investigation, the Company and the other companies subpoenaed to testify before the grand jury, are defendants in two civil antitrust class actions, brought on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. One of these actions was brought in the U.S. District Court for the Central District of California and the other was brought in the California Superior Court in Dumboldt County. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products.

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

Item 2.  Changes in Securities and Use of Proceeds

In connection with the Company's stock repurchase program, during the nine months ended September 30, 2000 the Company sold an aggregate of 400,000 put options to two institutional investors in a series of private placements exempt from registrations under Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. During the quarters ended June 30, 2000 and September 30, 2000, 300,000 of the put options expired unexercised. The remaining 100,000 put options expire in December 2000. The Company received premiums of approximately $0.6 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

Item 6.  Exhibits and Reports on Form 8-K

                  (a).     Exhibits

See Exhibit Index on page 28 for exhibits filed with this Quarterly Report on Form 10-Q.

                  (b).     Reports on Form 8-K

The Company has not filed a current report on Form 8-K during the third quarter of 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Cytec Industries Inc.




                              By: /s/James P. Cronin
                                 ------------------------------
                                   James P. Cronin
                                   Executive Vice President and Chief Financial
                                   Officer


November 14, 2000

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2000 and 1999.

27        Financial Data Schedule

99        Material Incorporated by reference from Annual Report on Form 10-K