Form 10-K
period 2000-12-31
CYTEC INDUSTRIES INC/DE/
filed 2001-03-29
CIK 912513

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   Form 10-K

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR
   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________

                        Commission File Number 1-12372

                             CYTEC INDUSTRIES INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                          22-3268660
--------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  Five Garret Mountain Plaza
  West Paterson, New Jersey                                              07424
---------------------------------------                                ---------
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code (973) 357-3100
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                          Name of each exchange on
   -------------------
 Common Stock, par value                            which registered
                                                -----------------------
   $.01 per share                               New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes x No.___
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 40,310,576 shares of common stock outstanding on February 1, 2001. Non-affiliates held 40,075,144 of these shares with an aggregate market value of $1,281,603,105 based on the closing price ( $31.98) of such stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                    Part of Form 10-K
---------                                                    -----------------
Portions of Proxy Statement for 2001 Annual Meeting            Parts III, IV
of Common Stockholders, dated March 29, 2001.

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

     Forward-looking statements include, among others, statements concerning the Company's outlook for 2001 and beyond, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

                                    PART I
                                    ------

Item 1.  Business
         --------

     The Company is a global specialty chemicals and materials company which focuses on value-added products. The Company serves major markets for water and wastewater treatment, mining, automotive and industrial coatings, plastics, chemical intermediates and aerospace adhesives and advanced composites. The Company has manufacturing facilities in nine countries and sells its products worldwide. The Company had net sales of $1,492.5 million and earnings from operations of $176.6 million in 2000. In addition, the Company has a 50% interest in each of three unconsolidated associated companies, and a one-third interest in a fourth; and had a 50% interest in a fifth, Criterion Catalyst Company LP, through July 10, 2000. The associated companies had aggregate net sales of $496.3 million and gross profit of $99.1 million in 2000. The Company reported $15.0 million of equity in earnings of associated companies in 2000.

     The Company operates in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. Water and Industrial Process Chemicals principally include water treating chemicals, mining chemicals and phosphine chemicals and before November 2000, paper chemicals. Performance Products principally include coatings and performance chemicals and polymer additives. Specialty Materials principally include aerospace materials and, before January 1999, molding compounds. Building Block Chemicals principally include acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine and sulfuric acid. Since early 2000 the Company has characterized its businesses as platform businesses and value businesses. Platform businesses are those businesses the Company believes have a competitive advantage to grow organically and by extension through strategic acquisitions. The Company expects these businesses to have sales growth over a business cycle considerably in excess of growth in gross domestic product. The Company also expects its platform businesses will need investment in research and development and possibly in capital to increase global capacity to support sales growth. Value businesses are those businesses without the same growth characteristics and which are expected to build sales and profit growth through greater focus on manufacturing productivity. Value businesses will be expected to provide significant free cash flow and to increase their economic value with a greater focus on asset management. The Company's platform businesses are water treating chemicals, mining chemicals, phosphine chemicals, coating and performance chemicals and specialty materials. The Company's value businesses are polymer additives and building block chemicals.

     The Company's management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of products or product lines and/or acquire additional products or technologies. The Company completed two divestitures during 2000 and completed four acquisitions and one divestiture during 1999. See Note 2 of the Notes to the Consolidated Financial Statements included in Item 8.

     Unless indicated otherwise, the term "Company" refers collectively to Cytec Industries Inc. and its subsidiaries. Cytec was incorporated as an independent public company in December 1993.

Water and Industrial Process Chemicals Segment

         The Water and Industrial Process Chemicals segment had net sales to external customers of approximately $403.1 million in 2000 and $387.5 million in 1999, or approximately 27.0% and 26.8%, respectively, of the Company's net sales in such years. Sales of the paper chemicals product line are included in these figures through October 2000.

         Set forth below are the Company's primary product lines and major products in the Water and Industrial Process Chemicals segment, and their principal applications.


     PRODUCT LINE                        MAJOR PRODUCTS                          PRINCIPAL APPLICATIONS
  -----------------                   ------------------                 -------------------------------------
Water treating chemicals/(1)/       flocculants, coagulants, filter    - Water  and wastewater treatment, oil field
                                    aids, drilling mud additives,        drilling
                                    biocides

Mining chemicals/(1)/               Reagents, promoters,               - Mineral, sulfide ore, alumina and coal
                                    collectors, frothers,                processing
                                    flocculants, defoamers,
                                    depressants, filter aids

Phosphine chemicals                 Phosphine and phosphine            - Metal and mineral separation, catalysts,
                                    derivatives, including mineral       electronics, chemical and pharmaceutical
                                    extractants, catalyst ligands,        processing and agricultural fumigants
                                    chemical and pharmaceutical
                                    intermediates, electronics, fumigation

_____________

/(1)/ Sales of this product line are also made by Mitsui Cytec, Ltd. ("Mitsui
      Cytec"), an unconsolidated associated company owned 50% by Mitsui Chemicals Inc. See "Associated Companies."

         Water Treating Chemicals

         Cytec's water treating chemicals product line consists primarily of the manufacture and sale of flocculants for use as coagulants in the treatment of municipal drinking water and industrial influent water supplies, as sewage conditioners for municipal wastewater treatment, as treatments in industrial waste streams to remove suspended solids and as drilling mud conditioners for oil service companies. Flocculants are synthetic water soluble polymers utilized primarily in liquid-solid separation processes (i.e., separating solid waste or particulate matter from water). Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for the Company's water treating chemicals. Although Cytec sold its paper chemicals product line in two separate transactions in late 2000, it retained all of its production facilities, which are also used in its water treating and mining chemicals product lines, and Cytec now produces paper chemicals under long term supply agreements for the purchasers of its paper chemicals product line. Cytec also retained its paper waste water treating product line, one of the segment's fastest growing applications. Cytec expects to complete expansions at its Mobile, Alabama and Bradford, England plants during the first half of 2001.

         Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts generally are awarded on a competitive bid basis, and for those industrial applications where technical service is not an important factor. Cytec markets its water treating chemicals through a specialized sales and technical services staff and also through distributors and resellers.

     Mining Chemicals

     Cytec's mining chemicals product line consists principally of reagents, promoters, collectors, frothers, depressants and flocculants, and are used primarily in applications to separate minerals from raw ores. The Company has leading positions in the copper processing industry, particularly in the flotation of sulfide ores, and in the alumina processing industry, where its patented HxPams are particularly effective at the flocculation of "red mud". The Company also manufactures and sells phosphine chemicals specialty reagents with leading positions in cobalt/nickel separation and copper sulfide recovery applications. The Company has expanded its product offerings through the acquisitions of three mining chemicals businesses in the past three years: the OREPREP minerals processing reagents product line from Baker Petrolite Corporation and Inspec Mining Chemicals S.A., a subsidiary of LaPorte plc, and the industrial minerals product line of Nottingham Company. The Company is now marketing globally products previously offered regionally by the acquired businesses. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company's products have processing applications. The Company's mining chemicals product lines are marketed primarily through a specialized sales and technical services staff.

     Phosphine Chemicals

     The Company manufactures and sells phosphine gas and phosphine derivatives for a variety of applications. The Company is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and has significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. In 1999, the Company acquired assets of the global phosphine fumigants product line from BOC Group Inc. Sales of phosphine fumigants are dependent upon obtaining and maintaining necessary registrations and approvals from applicable regulatory agencies. The Company received regulatory approvals from the United States Environmental Protection Agency to market phosphine fumigants for non-food applications at the end of 1999 and for food applications in mid-2000. The Company is now marketing phosphine fumigants in the US as an alternative to methyl bromide, which is required to be phased out by the end of 2004 due to its ozone depleting characteristics. The Company is also seeking additional registrations in other countries.

Performance Products Segment

     The Performance Products segment had net sales to external customers of approximately $474.0 million in 2000 and $449.8 million in 1999, or approximately 31.8% and 31.1%, respectively, of the Company's net sales in such years. Set forth below are the Company's primary performance products product lines, major products and their principal applications:

     PRODUCT LINE                       MAJOR PRODUCTS                          PRINCIPAL APPLICATIONS
   ---------------                    ------------------                --------------------------------------
Coatings and performance            Melamine and urea                 - High performance automotive, appliance,
chemicals/(1)/                      cross-linkers, urethane             metal container and metal coil coatings,
                                    chemicals, surfactants and          paint finishes for plastic, wood and metal;
                                    acrylamide-based specialty          radial tire adhesion promoters; emulsion
                                    monomers                            polymers and coatings


Polymer additives                   Ultraviolet light absorbers       - Plastics, coatings, fibers
                                    and stabilizers,
                                    antioxidants

_______

/(1)/ Sales of this product line are also made by Mitsui Cytec. See "Associated Companies."

     Coatings and Performance Chemicals

     The Company believes that it is the largest global supplier of amino coating resins ("Resins"), which the Company markets primarily for industrial coatings applications under the CYMEL(R) trademark. Since its acquisition of Dyno Industrier ASA's 50% interest in Dyno-Cytec in July 1998, the Company sells Resins worldwide, except in Japan where Resins are manufactured and sold by Mitsui Cytec, to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. The Company further expanded its Resins product line with the acquisition of the amino coating resins business of BIP Limited in October 1999. In connection with the BIP acquisition, the Company expects to complete expansion of its Resins production capacity at its Atequiza, Mexico plant in the first half of 2001 and expansion of its Resins production capacity at its Lillestrom, Norway plant in the second half of 2001. The Company also manufactures a line of adhesion promoters under the CYREZ(R) trademark. Adhesion promoters are used globally in the rubber industry, the major application being in the manufacture of tires. Many of the Company's Resins and adhesion promoters are manufactured using melamine, one of the Company's building block chemicals.

     The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, varnishes, agricultural chemicals, adhesives, textiles, mining chemicals, laundry dry cleaning compounds, nonwoven binders, laxatives, thermoplastic molded components, multipurpose cleaning solutions, and antistatic softening agents. The Company completed a major expansion of its surfactants manufacturing facility at its Willow Island, West Virgina plant during 1998 which allowed the Company to close its Linden, New Jersey plant and increase overall surfactants manufacturing capacity.

     The Company also manufactures and markets urethane chemicals and urethane systems and parts. The Company's urethane chemicals are sold primarily for use in high performance coating applications and inks and adhesives and urethane systems and parts are sold primarily for use in electrical applications.

     The Company markets coating and performance chemicals through three sales and technical service staffs which focus on coatings, emulsion polymers and adhesives, inks and specialties, respectively. Sales are made directly to large customers and through distributors to smaller customers.

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

         The Company markets polymer additives through a global sales and technical service staff directly to large customers and through distributors to smaller customers. The Company owns a one-third interest in PolymerAdditives.com, LLC, a business-to-business Internet joint venture formed by the Company, GE Specialty Chemicals, Inc. and Albemarle Corporation. PolymerAdditives.com offers customers the convenience of purchasing a variety of brand name polymer additives, including the Company's light stabilizers and antioxidants, from one source with one order.

Specialty Materials Segment

         The Specialty Materials segment had net sales to external customers of approximately $411.6 million in 2000 and $435.7 million in 1999, or approximately 27.6% and 30.2%, respectively, of the Company's net sales in such years. The specialty materials segment principally manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, and aircraft brakes.

         Aerospace Materials

         The Company is the major global supplier of aerospace structural adhesives and one of two major suppliers of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. Advanced composites accounted for approximately 22%, 25% and 26% of the Company's 2000, 1999, and 1998 net sales, respectively.

         The primary applications for both aerospace adhesives and advanced composites are commercial and military aerospace programs. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial and military airframe program in the Western world has qualified and uses the Company's products. Especially important are the current programs for the F-16 and F-18 fighters and the C-17 transport aircraft. Sales to The Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $153.4 million or 10.3% of consolidated net sales in 2000 and approximately $176.5 million or 12.2% of consolidated net sales in 1999. The decline in sales to Boeing and its subcontractors was the result primarily of a significant decline in demand for large commercial airliners and also a shift to less expensive glass fibers from more expensive carbon fibers in some interior applications.

         Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass and phenolic resins are primarily used for interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. The Company's structural adhesives and advanced composites also have various applications in industrial, high performance automotive and selected recreational products. In addition, the Company's ablatives are used in manufacturing rocket nozzles and the Company's carbon/carbon braking products are used in manufacturing aircraft and other high performance brakes.

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

         Building Block Chemicals Segment

         The Building Block Chemicals segment had net sales to external customers of approximately $203.8 million in 2000 and $171.5 million in 1999, or approximately 13.7% and 11.9%, respectively, of the Company's net sales in each year. The increase in sales resulted primarily from increased selling prices.

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

         Acrylonitrile

         The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to approximately 45% will be sold pursuant to a long term supply-agreement and a long term distribution agreement, the first of which provides for a cost based price and the second of which provides for a market based price. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially all of the hydrocyanic acid produced by the Company is sold to CYRO Industries ("CYRO") as a raw material for methyl methacrylate ("MMA"). Because of poor market conditions for acrylonitrile, particularly in export markets, the Company is currently operating the plant at 75% of capacity.

         Acrylamide

         The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of 200 million pounds primarily for the production of flocculants for the Companys water treating and mining chemicals product line. The remainder of the Company's production is sold to third parties. The Company manufactures acrylamide at its Fortier facility and also at its Botlek facility in The Netherlands. The Company is one of the largest producers and users of acrylamide in the world.

         Melamine

         American Melamine Industries ("AMEL"), a manufacturing joint venture which is owned 50% by a subsidiary of DSM N.V., operates a melamine manufacturing plant with annual production capacity of approximately 160 million pounds at the Fortier facility. DSM, which is the world's leading manufacturer of melamine, makes its melamine expertise available to AMEL under a license agreement. The Company anticipates that over the near term it will use internally up to 80% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties. AMEL is one of two North American manufacturers of melamine.

         Other Building Block Chemicals

         The Company also manufactures and sells ammonia and sulfuric acid. The Company expects to reacquire 100% of the ammonia plant at the Fortier facility retroactive to September 1, 2000 by purchasing a half-interest in Avondale Ammonia Company from its joint venture partner, LaRoche Industries Inc., debtor-in-possession. The purchase was approved by the bankruptcy court in March 2001. The ammonia plant has an annual production capacity of 440,000 tons. The Company anticipates that during 2001, it will use internally up to 40% of the ammonia production for the production of acrylonitrile by the Company and the production of melamine by AMEL. The cost to manufacture ammonia is determined primarily by the price of natural gas, which has increased significantly in the last year. The Company idled the ammonia plant at the end of 2000 when high natural gas costs together with relatively low ammonia prices made it uneconomical to produce ammonia. As economic conditions changed, the plant was restarted the first week of February 2001, and it is anticipated the plant will be idled again at the end of March. Due to the volatility of U.S. natural gas markets, the Company is unable to predict the plant's operating schedule throughout 2001. See "Customers and Suppliers."

         The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long-term service contract.

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

Associated Companies

         The Company has a 50% interest in each of three unconsolidated associated companies and a one-third interest in a fourth unconsolidated associated company.

         CYRO Industries

         CYRO manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE(R) trademark and also manufactures and sells MMA. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.S. and at one location in Canada. The Company's partner in CYRO, an indirect subsidiary of Degussa A.G., has an affiliate, Rohm GmbH, which manufactures MMA and acrylic sheet products and molding compounds in Europe and makes its technological expertise available to CYRO.

         CYRO uses most of the MMA it manufactures as a raw material in the manufacture of acrylic sheet and molding compounds and it sells the remainder to third parties. CYRO's world-scale MMA manufacturing facilities are an integrated part of the Company's Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. CYRO expanded its MMA annual production capacity to approximately 278 million pounds at the end of 1997 and to approximately 290 million pounds at the end of 1999.

         Mitsui Cytec

         Mitsui Cytec manufactures and sells in Japan specialty resins and manufactures in Japan and sells throughout Asia certain flocculants. The Company has licensed certain of its technology to Mitsui Cytec on an exclusive basis in Japan and on an exclusive and non-exclusive basis in other parts of Asia.

         PolymerAdditives.com LLC

         Cytec, GE Specialty Chemicals Inc. and Albemarle Corporation each own a one-third interest in this business-to-business Internet joint venture which distributes a broad line of polymer additive products. See "Performance Products Segment--Polymer Additives."

         AC Molding Compounds

         AC Molding Compounds is the largest manufacturer of amino molding compounds in North America. Amino molding compounds are mature products, the primary markets for which are electrical components and dinnerware, where price competition is intense. AC Molding Compounds relocated and consolidated its manufacturing operations from the Company's Wallingford facility to a Dallas plant acquired from Borden Chemicals in September 1999. Large increases in raw material costs, operational problems from the transition to the Dallas plant, and a major softening of end-market demand resulted in AC Molding's sales declining more than 30% in 2000 from 1999 on a pro forma basis giving effect to the acquisition of the Dallas plant. AC Molding is not in compliance with the terms of its bank loan agreement and the Company and its joint venture partner have indicated an unwillingness to invest further in AC Molding Compounds. Cytec made a $4.8 million dollar provision against receivables due from AC Molding in the fourth quarter of 2000 and the Company's investment in AC Molding is now valued at zero. The Company continues to aggressively explore its strategic options for this joint venture with its partner.

         Criterion Catalyst Company LP

         The Company sold its half interest in Criterion Catalyst Company LP to its joint venture partner CRI International, Inc., a company of the Royal/Dutch Shell Group of companies, for cash consideration of $63 million on July 10, 2000. Criterion was primarily in the business of manufacture and sale of hydroprocessing and reforming catalysts.

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

Customers and Suppliers

         Due to the diversity of product lines in which the Company competes, no customer accounts for more than 10% of the Company's net sales other than The Boeing Company and its subcontractors as discussed under "Specialty Materials - Aerospace Materials." See also the discussion under "Building Block Chemicals - Acrylonitrile" above with respect to two long-term contracts for acrylonitrile and Note 5 of the Notes to the Consolidated Financial Statements in Item 8 regarding sales to CYRO and other associated companies.

         With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture certain water and industrial process chemicals and performance products) protects it from being reliant on other companies for many significant intermediates. The only significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, and sulfur, which are readily available. Natural gas is an important raw material for many of the Company's products, directly in the case of ammonia and indirectly in the case of melamine, Resins and molding compounds. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the United States more than quadrupled in 2000 and, even after declining in the first few months of 2001, remains more than twice its price of a year ago and significantly above the price in many other parts of the world. While the Company has not had any problems obtaining the natural gas that it needs, because the Company's products compete with similar products made with less expensive natural gas available elsewhere, the Company may not be able to recover any or all of the increased cost of gas in manufacturing its products. The Fortier facility is served by a single propylene pipeline owned by a supplier, although the Company has made arrangements to allow other suppliers to use part of the pipeline's capacity.

     The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of cationic monomers from a single supplier under a long-term agreement. Cationic monomers are important raw materials in the water treating and mining chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers which are used in many of the Company's advanced composite products. Availability of certain carbon fibers has occasionally been quite limited, although availability has recently been adequate as suppliers have added capacity.

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

International

         The Company operates on a worldwide basis with manufacturing plants located in eight countries (other than the United States). Export sales to unaffiliated customers from the United States were $188.8 million for 2000, $153.4 million for 1999 and $154.3 million for 1998 or approximately 12.6%, 10.6% and 10.5% of net sales in such years, respectively.

         The Company markets its products internationally through Company sales offices, distributors and one associated company as described above. Foreign operations (exclusive of United States export sales) accounted for approximately 34%, 33% and 28% in 2000, 1999 and 1998, respectively, of net sales to unaffiliated customers.

         International operations are subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, instabilities of foreign currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. The Company does not currently believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing foreign operations.

Research and Process Development

         During 2000, 1999 and 1998, the Company expended an aggregate of approximately $38.6 million, $43.8 million and $42.9 million, respectively, on Company-sponsored research and development activities.

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

Employees

     Approximately 4,800 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,100 of the Company's employees are covered by union contracts. The Company believes that its relations with both employees and the related union leaderships are good. Union contracts at eight facilities covering more than 40% of the Company's unionized employees expire in the ordinary course prior to the end of 2001, the most material of which is the contract at the Company's Fortier facility. Although the Company expects that it will reach agreement with the unions with respect to these union contracts, there can be no assurance that this will occur.

Operating Risks

     The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. In addition, the Company's operations can be adversely affected by raw material or energy supply disruptions, labor force shortages or work stoppages and events impeding or increasing the cost of transporting the Company's products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties.

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

Item 2.   Properties
          ----------

     The Company operates 23 principal manufacturing and research facilities located in the United States, the United Kingdom, The Netherlands, Mexico, Canada, Colombia, Germany, Norway and Chile. Capital spending, exclusive of acquisitions, for the years ended 2000, 1999 and 1998 was approximately $76.5, $77.4 million and $103.8 million respectively. Capital expenditures in 1998 were higher than in 1999 and 2000 due primarily to three larger projects all of which incurred significant costs in 1998: the benzotriazole light stabilizer plant in The Netherlands; the expansion of the surfactants plant in West Virginia; and the expansion of emulsion polyacrylamide capacity at the Mobile plant. Capital expenditures in 2001 are expected to be in the range of $80 million. Such capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of the Company's products, to modernize or replace older facilities, or to install equipment for protection of employees neighboring communities and the environment.

     The Company's major facilities and the segments served by each such facility are as follows:

            FACILITY                                               PRINCIPAL SEGMENT
      --------------------                                    ----------------------------
Anaheim, California.........................     Specialty materials
Atequiza, Mexico............................     Water and industrial process chemicals; Performance products
Antofogasta, Chile .........................     Water and industrial process chemicals
Avondale (Fortier), Louisiana...............     Building block chemicals
Belmont (Willow Island), West Virginia......     Performance products
Bogota, Colombia............................     Performance products
Botlek, The Netherlands.....................     Water and industrial process chemicals; Performance products;
                                                   Building block chemicals
Bradford, England...........................     Water and industrial process chemicals
Greenville, Texas...........................     Specialty materials
Havre de Grace, Maryland....................     Specialty materials
Kalamazoo, Michigan.........................     Water and industrial process chemicals; Performance products
Lillestrom, Norway..........................     Performance products
Longview, Washington........................     Water and industrial process chemicals
Mobile, Alabama.............................     Water and industrial process chemicals
Oestringen, Germany.........................     Specialty materials
Olean, New York.............................     Performance products
Orange, California..........................     Specialty materials
Stamford, Connecticut.......................     Water and industrial process chemicals; Performance products
Wallingford, Connecticut....................     Performance products
Welland, Ontario............................     Water and industrial process chemicals
Winona, Minnesota...........................     Specialty materials
Woodbridge, New Jersey......................     Water and industrial process chemicals
Wrexham, Wales..............................     Specialty materials

     The Company owns all of the foregoing facilities and their sites except for the land at the Botlek and Lillestrom facilities which are leased under long term leases. The Company also leases its corporate headquarters in West Paterson, New Jersey.

Item 3.   Legal Proceedings
          -----------------

     The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

     The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 12 cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island, Missouri, California, Texas, Illinois and Wisconsin. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including for the cost of monitoring, detecting and removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; and plaintiffs' attorneys' fees. The Company is sued primarily as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company. In some cases there are allegations that the Company is liable in its own right, but none of the complaint specifies any acts on which such liability could be based.

     In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in two civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company believes it has meritorious defense to the claims asserted in these actions.

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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     Not applicable

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

     The Common Stock of the Company is listed on the New York Stock Exchange. On February 1, 2001, there were approximately 14,500 holders of record of the Common Stock of the Company.

     The high and low stock prices for each quarter during 2000 and 1999 were:

                  1Q         2Q         3Q        4Q
2000

  High           $30 11/16   33         34 5/8    41 5/16
  Low             22 3/8     23 11/16   24 11/16  29 15/16
1999

  High           $27 1/8    $31 15/16  $31 1/4   $29
  Low             19 1/2     21 3/16    21 7/16   21 1/4

     The Company has not paid a cash dividend on its common stock and does not expect to pay one in the foreseeable future. In addition, the Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Cumulative Preferred Stock. See Note 15 of the Notes to the Consolidated Financial Statements in Item 8, which is incorporated by reference herein.

     From time to time in connection with its stock repurchase program, the Company has sold unregistered put options entitling the holders to sell shares of the Company's common stock to the Company. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition.

Item 6. Selected Financial Data
        -----------------------

Five-Year Summary

(Dollars in millions, except per share data)                 2000          1999         1998          1997           1996
---------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                                  $1,492.5      $1,444.5     $1,475.7      $1,323.6       $1,301.4
Manufacturing cost of sales                                 1,078.7(1)    1,023.6      1,059.2         985.0          960.1
Research and process development                               38.6(2)       43.8         42.9          44.7           40.2
Other operating expenses                                      198.6(3)      192.1        188.1         174.7          165.9
Earnings from operations                                      176.6         185.0        185.5         119.2(7)       135.2
Other income, net                                             104.6(4)        9.3         14.5(6)       23.9(8)         9.0
Equity in earnings of
  associated companies                                         15.0           5.6         20.3          12.3           24.8
Interest expense, net                                          25.1          26.9         22.4           5.7            2.1
Income tax provision                                           93.5          51.7(5)      73.2          36.1(9)        66.8
Net earnings                                                  177.6         121.3        124.7         113.6          100.1
Net earnings available for
   common stockholders                                     $  177.6      $  121.3     $  124.7      $  113.6       $  100.1
Net earnings per common share
     Basic                                                 $   4.34      $   2.83     $   2.79      $   2.50       $   2.13
     Diluted                                               $   4.15      $   2.73     $   2.68      $   2.39       $   2.03
Other data (At end of period, unless otherwise noted):
Additions to plants, equipment
  and facilities (annual)                                  $   76.5      $   77.4     $  103.8      $   91.4       $   72.5
Current assets                                                567.8         491.1        477.6         452.8          416.3
Current liabilities                                           358.9         366.1        394.4         375.0          312.8
Working capital                                               208.9         125.0         83.2          77.8          103.5
Plants, equipment and facilities                            1,326.3       1,352.6      1,363.0       1,278.0        1,339.7
Net depreciated cost                                          616.2         655.7        667.5         629.7          582.2
Total assets                                                1,719.4       1,750.5      1,720.2       1,614.1        1,261.1
Long-term debt                                                311.2         413.1        409.1         324.0           89.0
Other noncurrent liabilities                                  433.1         465.5        485.7         527.7          544.9
Total stockholders' equity                                    616.2         505.8        431.0         387.4          314.4
---------------------------------------------------------------------------------------------------------------------------

As a result of adopting Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reclassified prior period shipping costs from net sales to manufacturing cost of sales and handling costs from other operating expenses to manufacturing costs of sales. These reclassifications had no effect on previously reported operating profit or net income. For further information see Note 1 of the Notes to Consolidated Financial Statements.
(1) Includes net restructuring and other charges of $4.7 recorded in the fourth quarter of 2000.
(2) Includes net restructuring charges of $1.1 recorded in the fourth quarter of 2000.
(3) Includes net restructuring charges of $5.7 recorded in the fourth quarter of 2000.
(4) Includes gains of $88.3 from the sale of the Paper Chemicals business, $13.3 from insurance settlement agreements and $7.1 from the sale of real estate at a former plant site. Also includes a charge of $4.8 recorded in the fourth quarter of 2000 for the write-down of receivables due from AC Molding Compounds joint venture.
(5) Includes a credit of $8.0 related to the utilization of prior years' tax credits.
(6) Includes a gain of $4.4 related to the sale of the bulk molding compounds product line in the fourth quarter of 1998.
(7) Includes restructuring and other charges of $18.6 and $23.8 recorded in the first and fourth quarters of 1997, respectively.
(8) Includes a gain of $22.3 related primarily to the sale of the acrylic fibers product line in the first quarter of 1997. In addition to the charges discussed in Note 7 above, charges of $9.0 were recorded in the fourth quarter of 1997 to reduce the carrying amount of certain assets.
(9) Includes the reversal of $24.4 of previously established tax valuation allowance in the fourth quarter of 1997.

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

GENERAL

     During 2000 the Company completed the following disposition transactions:

     On November 1, 2000, the Company completed the sale of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to Ciba Specialty Chemicals Water Treatments, Inc. The Company also agreed to produce paper chemicals for Bayer Corporation under a long-term manufacturing agreement to which the Company allocated proceeds of $11.2 which were recorded as deferred revenue. This deferred revenue will be recognized over the term of the manufacturing agreement. The Company received net cash proceeds of $115.5 in connection with these transactions and recorded in other income, net, a pre-tax gain of $88.3. Included in the sale were the sales, marketing, research and development and technical services personnel and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $18.1 of Paper Chemicals accounts receivable and all of its Water and Industrial Process Chemicals production facilities. Paper Chemicals sales were $97.9, $106.4 and $111.8 in 2000, 1999 and 1998, respectively. Approximately $30.5 of taxes due on this divestiture will be paid in 2001.

     On July 10, 2000, the Company completed the sale of two subsidiaries, which owned its 50% interest in Criterion Catalyst Company LP ("Criterion"), to its joint venture partner CRI International, Inc., a company of the Royal Dutch Shell Group, for cash consideration of $63.0. The consideration received approximated the carrying value of the Company's investment, which was included in investment in associated companies. The sale resulted in taxes paid of approximately $7.5.

     During 1999 the Company completed the following acquisition and disposition transactions:

     On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited (the "BIP business") for approximately $37.2 in cash plus future consideration with a value equivalent to approximately $8.3. The purchase price exceeded the fair value of the identifiable assets acquired by $36.7, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Performance Products segment. BIP retained its manufacturing plant in Oldbury, United Kingdom, where it continues to manufacture certain amino coatings resins for Cytec under a long-term agreement.

     On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. ("IMC") from Laporte plc for $25.1, net of $0.8 cash received. At the date of acquisition, the purchase price exceeded the estimated fair value of the identifiable assets acquired by $19.0. Based on valuation studies completed during 2000, the fair value of the assets acquired was revised, resulting in a $2.8 increase to goodwill. The $2.8 adjustment along with the original $19.0 excess of the purchase price over the identifiable net assets acquired is being amortized on a straight-line basis over a period of up to 40 years from the original date of acquisition. The acquisition, which included two manufacturing operations and a research and development center located in Chile, has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On August 11, 1999, the Company acquired assets of the global phosphine fumigants product line from BOC Group Inc. for $3.5. The purchase price exceeded the fair value of the identifiable assets acquired by $1.2. The terms of the acquisition provided for two additional payments aggregating up to $1.0 to be paid upon approval by the U.S. Environmental Protection Agency of certain fumigant registrations. The contingencies for these payments were met during 2000, and $1.0 was recorded as additional goodwill. The $1.0 of additional consideration, along with the original $1.2 excess of the purchase price over the identifiable net assets acquired, is being amortized on a straight-line basis over a period of up to 20 years from the original date of acquisition. The terms of the acquisition also provide for additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels. All additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for such payment have been met. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The purchase price exceeded the fair value of the identifiable assets acquired by $0.5, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business, excluding land, buildings and one product line, to Rogers Corporation of Manchester, Connecticut, for $4.3.

     During 1998 the Company completed the following acquisition and disposition transactions:

     On October 9, 1998, the Company acquired The American Materials & Technologies Corporation ("AMT"), a manufacturer of advanced composite materials, in a stock transaction designed to qualify as a tax-free reorganization. In the transaction, the Company issued from Treasury Stock 1,243,663 shares of its common stock to AMT shareholders. In addition, outstanding options and warrants to acquire AMT stock were converted into 335,209 Cytec options and warrants with a weighted average exercise price of $10.48 per share. The cost of the acquisition was approximately $26.8, including the shares issued, options and warrants converted and previous shares acquired plus the assumption of approximately $5.4 in debt. The purchase price exceeded the fair value of the identifiable assets acquired by $24.4, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Specialty Materials segment. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business for approximately $6.2 in cash.

     On July 31, 1998, the Company purchased from Dyno Industrier ASA ("Dyno") of Oslo, Norway, Dyno's global amino coatings resin business (the "Dyno business"), which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $55.7 in cash. The purchase price exceeded the fair value of the identifiable assets acquired by $32.0, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Performance Products segment.

     On June 24, 1998, the Company acquired assets of the OREPREP minerals processing product line from Baker Petrolite Corporation for approximately $9.0. The purchase price exceeded the fair value of the identifiable assets acquired by $8.3, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired product line has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On November 23, 1998, the Company completed the sale of its bulk molding compounds business to Bulk Molding Compounds, Inc., of West Chicago, Illinois, for $17.0 in cash, resulting in a pretax gain of $4.4. The business acquired by Bulk Molding Compounds, Inc. included Cytec's manufacturing, laboratory and sales facility located at Perrysburg, Ohio. Sales for this product line were $24.9 in 1998.

     All acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets received and liabilities assumed based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excesses of the purchase price over the identifiable assets acquired (i.e., goodwill) are included in Acquisition Intangibles in the Consolidated Balance Sheets. Consolidated results of operations for 1999 or 1998 would not have been materially different if any of the acquisitions had occurred on January 1, 1998. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

     During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), and upon adoption, the Company reclassified certain prior period comparative amounts in the Consolidated Statements of Income. EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in manufacturing cost of sales or other income statement line items. The Company previously followed the common practice of netting shipping costs against shipping revenues as a component of net sales, while handling costs, such as warehousing expenses, were included as a component of selling and technical services expense. As a result of reclassifying shipping costs to manufacturing cost of sales, previously reported sales increased $32.0 in 1999 and $31.2 in 1998. As a result of reclassifying handling and warehousing expenses to manufacturing cost of sales, previously reported selling and technical service expenses decreased $20.8 in 1999 and $21.4 in 1998. Previously reported manufacturing costs of sales are commensurately higher. These reclassifications had no effect on previously reported operating profit or net income.

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. In general SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as "fair value," "cash flow" or "foreign currency" hedges and establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against changes in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that are not hedges, as well as the ineffective portion of hedges, must be adjusted to fair value through earnings. In connection with the Company's risk management strategies, the Company holds certain foreign exchange, commodity and interest rate instruments that have been deemed derivatives pursuant to the criteria established in SFAS
133. Upon adoption the Company will be required to adjust certain of these derivatives to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to earnings or accumulated other comprehensive income, as appropriate. SFAS 133 will become effective for the Company beginning January 1, 2001. The Company does not believe that the implementation of SFAS 133 will have a material effect on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

Years Ended December 31,           2000              1999             1998
---------------------------------------------------------------------------
Net sales                          100.0%            100.0%           100.0%
Manufacturing cost of sales         72.3              70.9             71.8
Gross profit                        27.7              29.1             28.2
Selling and technical services       9.3               8.9              8.9
Research and process development     2.6               3.0              2.9
Administrative and general           3.2               3.6              3.2
Amortization of
    acquisition intangibles          0.8               0.8              0.6
---------------------------------------------------------------------------
Earnings from operations            11.8              12.8             12.6
---------------------------------------------------------------------------
Net earnings                        11.9               8.4              8.5
---------------------------------------------------------------------------


NET SALES BY BUSINESS SEGMENT

     The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

     The Water and Industrial Process Chemicals segment produces water treating, mining and phosphine chemicals that are used mainly in water and wastewater treatment and mineral processing and separation. The segment included the Paper Chemicals business, which was substantially divested on November 1, 2000. The Performance Products segment produces specialty resins, surfactants and specialty monomers and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles and aircraft brakes. The segment also included the Bulk and Engineered Molding Compounds businesses, which were divested in 1997 and 1998, respectively. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine and sulfuric acid. Some of these products are upgraded into Specialty Chemicals (Water and Industrial Process Chemicals and Performance Products) products with the remainder sold to third parties. Internal usage is not reflected in net sales of Building Block Chemicals.

The Company's net sales by business segment are set forth below.

Years Ended December 31,      2000             1999              1998
-----------------------------------------------------------------------
Water and Industrial
    Process Chemicals(1)    $  403.1          $  387.5         $  363.3
Performance Products           474.0             449.8            409.7
Specialty Materials(2)         411.6             435.7            493.3
Building Block Chemicals       203.8             171.5            209.2
Other                            -                 -                0.2
-----------------------------------------------------------------------
                            $1,492.5          $1,444.5         $1,475.7
-----------------------------------------------------------------------
(1) On November 1, 2000, the Company completed the sale of its Paper Chemicals business, which had sales of $97.9, $106.4 and $111.8 in 2000, 1999 and 1998, respectively.
(2) On November 23, 1998, the Company completed the sale of its bulk molding compounds product line, which had sales of $24.9 in 1998. On January 21, 1999, the Company completed the sale of its engineered molding compounds product line, which had sales of $14.1 in 1998.

     For more information on the Company's segments see Note 17 to the Consolidated Financial Statements and further discussions in the Segment Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company has a 50% interest in each of three associated companies: CYRO Industries, Mitsui Cytec, Ltd. and AC Molding Compounds. The Company also had a 50% interest in the former Criterion Catalyst Company L.P. joint venture through July 10, 2000, and a 50% interest in the former Dyno-Cytec joint venture through July 31, 1998. The aggregate net sales of unconsolidated associated companies were $496.3 in 2000, $521.4 in 1999 and $583.0 in 1998.

     On October 16, 2000, the formation of PolymerAdditives.com, LLC, a joint venture between the Company, Albemarle Corporation and GE Specialty Chemicals, Inc., an operating unit of General Electric Company, was completed. PolymerAdditives.com, LLC operates a fully functional business-to-business e-commerce Internet site and provides customers the ability to purchase a variety of polymer additives from one source. During 2000 the Company invested an aggregate of $2.5 for a one-third equity interest in the joint venture.

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Net sales for 2000 were $1,492.5, compared with $1,444.5 for 1999. The increase was primarily due to sales increases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $15.6, $24.2 and $32.3, respectively. This increase was partially offset by a sales decrease in the Specialty Materials segment of $24.1. For further information see Segment Results discussion below.

     Net sales in the United States were $798.8 for 2000, compared with $816.0 for 1999. International net sales were $693.7 for 2000, or 46.5% of total net sales, compared with $628.5, or 43.5% of total net sales, for 1999.

     In the North America region (i.e., United States and Canada), net sales were $866.0 for 2000, down 1.7% from the prior year. Overall, selling volumes decreased 3.4%. Selling volumes in Water and Industrial Process Chemicals increased 1.2%, Performance Products increased 2.3%, Specialty Materials decreased 8.3% and Building Block Chemicals decreased 11.6%. Overall, selling prices increased 2.0% with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 0.7%, Performance Products decreased 0.8%, Specialty Materials increased 0.1% and Building Block Chemicals increased 21.0%. For the region overall, the adverse effect of exchange rate changes reduced sales about 0.3%.

     In the Europe/Mideast/Africa region, net sales were $336.5 for 2000, up 0.7% from the prior year. Overall, selling volumes increased 8.1%. Selling volumes in Water and Industrial Process Chemicals increased 7.1%, Performance Products increased 16.4%, Specialty Materials increased 4.1% and Building Block Chemicals decreased 2.8%. Overall, selling prices decreased 0.5% with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 5.9%, Performance Process Chemicals increased 0.4%, Specialty Materials were flat and Building Block Chemicals increased 12.0%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 6.9%.

     In the Asia/Pacific region, net sales were $193.4 for 2000, up 26.5% from the prior year. Overall, selling volumes increased 13.4%. Selling volumes in Water and Industrial Process Chemicals increased 15.4%, Performance Products increased 20.6%, Specialty Materials increased 4.8% and Building Block Chemicals increased 3.5%. Overall, selling prices increased 13.4% with the segment breakdown as follows: Water and Industrial Process Chemicals increased 1.5%, Performance Products decreased 0.6%, Specialty Materials were flat and Building Block Chemicals increased 54.8%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.3%.

     In the Latin America region, net sales were $96.6 for 2000, up 26.4% from the prior year. Overall, selling volumes increased 26.9%. Selling volumes in Water and Industrial Process Chemicals increased 28.5%, and Performance Products increased 17.3%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region, hence comparisons are not meaningful. Overall, selling prices increased 2.4%. Water and Industrial Process Chemicals increased 3.0% and Performance Process Chemicals increased 1.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 2.9%.

     Manufacturing cost of sales was $1,078.7 for 2000 and included net restructuring charges of $3.3 and a provision of $1.4 against receivables due to the Company from its 50% owned ammonia joint venture. Excluding these charges, manufacturing cost of sales was 72.0% of net sales for 2000. Manufacturing cost of sales was $1,023.6 for 1999 and included a net restructuring credit of $1.5. Excluding this credit, manufacturing cost of sales was 71.0% of net sales for 1999. Excluding these special items, manufacturing cost of sales as a percentage of sales was up in 2000 when compared with the prior year. The combined results of adverse exchange rate changes and higher raw material costs offset the benefits from higher selling volumes, increased selling prices and the Company's manufacturing rationalization and productivity initiative programs.

     Selling and technical service expenses were $138.5 for 2000 and included a net restructuring charge of $5.4. Selling and technical service expenses were $129.2 for 1999 and included a restructuring charge of $0.3. Excluding these special items, selling and technical service expenses increased $4.2. This increase is attributable to the Performance Products segment and reflects costs from its acquisition of the BIP business in 1999.

     Research and process development expenses were $38.6 for 2000 and included a net restructuring charge of $1.1. Research and process development expenses were $43.8 for 1999 and included a restructuring charge of $1.7. Excluding these special items, research and process development expenses decreased $4.6, which was due primarily to lower patent costs that tend to fluctuate depending on activity and reduced research expenses in the Performance Products segment.

     Administrative and general expenses were $47.7 for 2000 and included a net restructuring charge of $0.3. Administrative and general expenses were $51.7 for 1999 and included a charge of $2.5 for external costs associated with tax planning and a net restructuring charge of $0.1. Excluding these special items, administrative and general expenses decreased $1.5, which reflects the benefits of the Company's efforts to contain costs in this area.

     Amortization of acquisition intangibles was $12.4 for 2000, an increase of $1.2 from the prior year. The increase was due to the additional intangibles resulting from the acquisitions of the BOC Gases' global phosphines fumigant product line in August 1999, IMC in September 1999 and the BIP business in October 1999.

     Other income, net, was $104.6 for 2000 and included several special items. Those special items were a gain of $88.3 from the sale of the Paper Chemicals business (for more information about the sale of the Paper Chemicals business, see Note 2 of the Notes to Consolidated Financial Statements), a gain of $13.3 from insurance settlement agreements entered into with a group of insurance carriers in an environmental coverage suit and a provision of $4.8 against receivables due from the AC Moldings Compounds joint venture. Excluding these special items, other income, net, was $7.8 and included a gain of $7.1 from the sale of real estate. Other income, net, was $9.3 for 1999 and included gains of $4.5 from the sale of real estate, $2.2 from royalty income and $1.6 from the sale of certain product lines.

     Equity in earnings of associated companies, which represents the Company's before-tax share of its associates' earnings, was $15.0 for 2000, an increase of $9.4 from the prior year. The increase was primarily due to operational improvements at Criterion relative to its losses in 1999. The Company's interest in Criterion was sold on July 10, 2000. For more information about the sale of the Company's interest in Criterion, see Note 2 of the Notes to Consolidated Financial Statements. CYRO Industries sales were up about 10.0%, but earnings were relatively flat due to higher raw material costs, principally acetone and methanol. CYRO Industries also experienced weak demand in December 2000. CYRO Industries expects to experience weak demand and high raw material costs through the first half of 2001. PolymerAdditives.com, LLC is expected to experience a net operating loss in 2001 primarily due to start-up costs.

     Interest expense, net, was $25.1 for 2000, a decrease of $1.8 from the prior year period. The decrease reflects the lower outstanding debt levels during 2000.

     The income tax provision was $93.5 for 2000, which reflects an underlying effective tax rate of 34.5%. The income tax provision was $51.7 for 1999 and included a credit of $8.0 related to the utilization of prior years' tax credits. Excluding the impact of this item, the underlying effective tax rate for 1999 was 34.5%.

     Net earnings for 2000 were $177.6, or $4.15 per diluted share. Special items included in 2000 were a gain of $88.3 ($57.8 after-tax, or $1.35 per diluted share) from the sale of the Paper Chemicals business and a gain of $13.3 ($8.7 after-tax, or $0.20 per diluted share) from the environmental remediation insurance settlements. Also included in 2000 were charges of $11.5 ($7.5 after-tax, or $0.18 per diluted share) from net restructuring and other charges and a $4.8 ($3.1 after-tax, or $0.07 per diluted share) provision against receivables due from the AC Moldings Compounds joint venture. Excluding these special items, net earnings for 2000 were $121.7, or $2.85 per diluted share. Net earnings for 1999 were $121.3, or $2.73 per diluted share. Included in 1999 was a credit of $8.0 ($0.18 per diluted share) related to the reduction in income tax expense from the utilization of prior years' tax credits, which is partially offset by a charge of $2.5 ($1.6 after-tax, or $0.04 per diluted share) for tax planning expenses. Also included in 1999 was a charge of $0.6 ($0.4 after-tax, or $0.01 per diluted share) related to the net effect of restructuring activities. Excluding these special items, net earnings for 1999 were $115.4, or $2.60 per diluted share. Excluding these special items for both years, the period-over-period earnings per diluted share growth was 9.6%. Earnings per diluted share were also favorably impacted by the Company's stock repurchase program.

SEGMENT RESULTS

     Water and Industrial Process Chemicals: Water and Industrial Process
     --------------------------------------
Chemicals sales increased 4.0% to $403.1 and earnings from operations decreased 7.6% to $40.2. For the overall segment, selling volumes increased 7.8%. This includes a 3.5% volume increase due to the acquisition of IMC in September of 1999 and a 3.5% volume decrease due to the divestiture of the Paper Chemicals business on November 1, 2000. The increase in selling volumes was partially offset by the adverse effects of exchange rate changes and lower selling prices, which reduced sales approximately 2.5% and 1.3%, respectively. The lower earnings from operations were primarily the result of higher raw material costs of petroleum derivatives, such as propylene, net unfavorable exchange rate changes, particularly in Europe, and lower selling prices which more than offset the benefits from higher selling volumes and lower operating costs.

     Performance Products: Performance Products sales increased 5.4% to $474.0
     --------------------
and earnings from operations increased 10.1% to $56.8. For the overall segment, selling volumes increased 8.6%, which includes a 3.4% volume increase due to the acquisition of the BIP business in October of 1999. The higher selling volumes were partially offset by the adverse effects of exchange rate changes, which reduced sales by about 2.8% and lower selling prices, which were down about 0.4%. The segment serves a broad range of end markets, and during the fourth quarter of 2000, demand in these markets began to reflect the slowing in the U.S. and Asian economies. The improved earnings from operations were primarily the result of higher selling volumes, increased manufacturing productivity and certain licensing fees, partially offset by higher raw material costs, lower selling prices and the net unfavorable exchange rate changes.

     Specialty Materials: Specialty Materials sales decreased 5.5% to $411.6,
     -------------------
while earnings from operations increased 1.2% to $85.9. Selling volumes decreased 3.2% primarily due to lower Boeing commercial aircraft build rates and Boeing's transition from carbon to glass fiber composites for certain aircraft interiors. The divestiture of the engineered molding compounds product line and the adverse effects of exchange rate changes reduced sales another 1.8% and 0.6%, respectively. Selling prices were up about 0.1%. During the fourth quarter of 2000, demand from the large commercial airliner market began to improve. The growth in earnings from operations were primarily the result of lower raw material costs and the benefits of the Company's manufacturing rationalization programs.

     Building Block Chemicals: Building Block Chemicals sales to external
     ------------------------
customers were $203.8, an increase of 18.8% from the previous year, and earnings from operations were $12.7, an increase of 108.2% from the prior year. For the overall segment, selling prices increased 26.1% and selling volumes decreased 1.6%, excluding a 3.3% volume decrease due to the divestiture of the methanol plant in December of last year. The adverse effects of exchange rate changes reduced sales another 2.4%. Sales were favorably impacted by a sharp increase in acrylonitrile and acrylamide selling prices, although higher propylene and natural gas costs more than offset the selling price increases. Earnings from operations were favorably impacted by two major factors. First, improved plant operations led to significantly higher production volumes of acrylonitrile, thereby reducing manufacturing cost per unit. This in turn improved the overall gross profit of the segment. The second factor was reduced plant spending.

     During December 2000, the ammonia production facility was idled as high natural gas costs together with relatively low ammonia prices made it uneconomical to produce ammonia. The facility was started up again during the first week of February 2001 as declining gas costs made it economical to produce ammonia versus purchasing it from third parties. Due to the volatility of U.S. natural gas markets, the Company is unable to predict with certainty whether the plant will remain operational throughout 2001. See "Building Block Chemicals - Other Building Block Chemicals" in Item 1, Business.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net sales for 1999 were $1,444.5, compared with $1,475.7 for 1998. The decrease was due mainly to $57.6 of lower sales in the Specialty Materials segment and $37.7 of lower sales in the Building Block Chemicals segment. This decrease was partially offset by sales increases in the Water and Industrial Process Chemicals and Performance Products segments of $24.2 and $40.1, respectively (see Segment Results discussion below).

     Net sales in the United States were $816.0 for 1999, compared with $907.2 for 1998. International net sales were $628.5 for 1999, or 43.5% of total sales, compared with $568.5, or 38.5% of total sales, in 1998.

     In the North America region, net sales were $880.9 for 1999, down 8.6% from the prior year. The decrease was due mainly to a 4.4% decrease in selling volumes (primarily in the Building Block Chemicals and Specialty Materials segments) and lower selling prices, which were down about 4.2%.

     In the Europe/Mideast/Africa region, net sales were $334.3 for 1999, up 7.3% from the prior year. The increase was due mainly to a 12.7% increase in selling volumes. Selling volumes increased in the Performance Products and Water and Industrial Process Chemicals segments. The increase in the Performance Products segment was due mainly to the July 1998 acquisition of the Dyno business and the October 1999 acquisition of the BIP business. The increase in selling volumes was partially offset by lower selling prices, which reduced sales about 3.6%, and the adverse effect of exchange rate changes, which reduced sales by another 1.8%.

     In the Asia/Pacific region, net sales were $152.9 for 1999, up 12.1% from the prior year. The increase was due mainly to a 13.4% increase in selling volumes (primarily in the Performance Products and Water and Industrial Process Chemicals segments) and the favorable effect of exchange rate changes, which increased sales another 2.1%. This increase was partially offset by lower selling prices, which were down about 3.4%.

     In the Latin America region, net sales were $76.4 for 1999, up 19.6% from the prior year. The increase was due mainly to a 23.2% increase in selling volumes, of which approximately one-third was from the acquisition of IMC. The increase in selling volumes was partially offset by the adverse effect of exchange rate changes, which reduced sales about 2.5%, and lower selling prices, which reduced sales by another 1.1%.

     Manufacturing cost of sales was $1,023.6 for 1999 and included a net restructuring credit of $1.5. Excluding this credit, manufacturing cost of sales was 71.0% of net sales, which as a percentage of sales was down slightly when compared with $1,059.2, or 71.8%, of net sales for 1998. Manufacturing costs as a percentage of net sales continued to benefit in 1999 from manufacturing rationalization, restructuring benefits, improved product mix, and lower raw material costs. Partially offsetting these benefits were the adverse effects of price and selling volume decreases in the Building Block Chemicals and Specialty Materials segments as well as price reductions in the Water and Industrial Process Chemicals and Performance Products segments.

     Selling and technical service expenses were $129.2 for 1999 and included a restructuring charge of $0.3. Excluding this charge, selling and technical service expenses decreased $3.1, which reflects the benefits of the Company's efforts to contain costs in this area.

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

     Amortization of acquisition intangibles increased $1.7 due to the additional intangibles resulting from the acquisitions of the Nottingham Company's industrial minerals product line in January 1999, the BOC Gases' global phosphine fumigants product line in August 1999, IMC in September 1999 and the BIP business in October 1999. In addition, 1999 included a full year of amortization for the Dyno business and AMT, which were acquired in July and October 1998, respectively.

     Other income, net, was $9.3 for 1999, a decrease of $5.2 from 1998. Included in 1999 were gains of $4.5 from the sale of real estate, $2.2 from royalty income and $1.6 from the sale of certain product lines. In 1998, other income, net, included gains of $4.4 related to the sale of the bulk molding compounds product line, $3.0 of other investment income and $3.8 on certain investments in unaffiliated companies.

     Equity in earnings of associated companies, which represents the Company's before-tax share of its 50% owned associates' earnings, was down $14.7 primarily due to lower sales and earnings by Criterion Catalyst. Industry over-capacity and difficult economic conditions in the refining industry affected operations at Criterion Catalyst. The result has been much lower selling prices and an adverse product mix for hydrotreating catalysts. CYRO Industries earnings were also down as selling prices and margins for certain of its products remain low. In 1998 equity earnings included $2.1, representing the former Dyno-Cytec joint venture's results prior to the purchase of the remaining 50% ownership in and subsequent consolidation of the venture in July 1998.

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

SEGMENT RESULTS

     Water and Industrial Process Chemicals: Water and Industrial Process
     --------------------------------------
Chemicals sales increased 6.7% to $387.5, and earnings from operations increased 30.0% to $43.5. The sales increase was primarily in mining chemicals. Overall, selling volumes were up 10.1%, of which approximately 3.3% were from the acquisitions of IMC and the Nottingham Company's industrial minerals product lines. The increase in selling volumes was partially offset by lower selling prices, which were down about 2.6%, and the adverse effect of exchange rate changes, which reduced sales another 0.8%. The improved earnings from operations were primarily the result of leverage from higher sales, lower raw material prices and reduced operating costs.

     Performance Products: Performance Products sales increased 9.8% to $449.8,
     --------------------
and earnings from operations increased 24.9% to $51.6. Overall, selling volumes were up 14.4%, of which approximately 9.5% were from amino coatings resins sales generated as a result of the July 1998 acquisition of the Dyno business and the October 1999 acquisition of the BIP business. The remaining 4.9% increase in selling volumes was due mainly to stronger sales volumes in the polymer additives product line. The increase in selling volumes was partially offset by lower selling prices, which were down about 4.4%, and the adverse effect of exchange rate changes, which reduced sales another 0.2%. The improved earnings from operations were primarily the result of higher sales volumes and to a lesser extent lower raw material prices and reduced operating costs.

     Specialty Materials: Specialty Materials sales were $435.7, a decrease of
     -------------------
11.7% from the previous year. Earnings from operations, however, improved 6.3% to $84.9. Approximately 8.2% of the sales decrease was due to the divestiture of the molding compounds and certain other product lines, partially offset by the acquisition of AMT in the fourth quarter of 1998 which added approximately 3.7% to sales. Excluding the effect of acquisitions and divestitures, selling volumes were down 5.2% as a result of the decline in the commercial aircraft build rates and were partially offset by new product introductions, new applications and new qualifications for the Company's products. Selling prices decreased 1.8%, but the decrease was largely offset by lower raw material costs. Earnings from operations benefited from the rationalization of manufacturing facilities and the removal of structural costs consistent with reduced commercial aircraft build rates.

     Building Block Chemicals: Building Block Chemicals sales were $171.5, an
     ------------------------
18.0% decrease. Earnings from operations were $6.1, compared with $34.3 in 1998. For the segment overall, selling prices, primarily for acrylonitrile, were down 9.4%, and volumes and exchange rates were down another 7.9% and 0.7%, respectively. Selling prices for acrylonitrile, which were weak for the first six months of 1999, began to improve during the second half of the year, driven mostly by unanticipated global acrylonitrile production outages and the growing demand from Asian acrylic fiber markets. However, costs for propylene, the key raw material for acrylonitrile, increased at a faster rate, and as a result, acrylonitrile margins remained low. In addition, lower selling prices and volumes of acrylamide and melamine, downtime at the acrylonitrile plant and other operating difficulties negatively impacted earnings. In December 1999, the Company sold to Methanex Corporation its 30% interest in the methanol manufacturing joint venture. The methanol plant had been shut down since March 1999 due to poor economics.

LIQUIDITY AND FINANCIAL CONDITION

     At December 31, 2000, the Company's cash balance was $56.8, an increase of $44.8 from year-end 1999.

     Net cash flows provided by operating activities totaled $107.6 for the year ended December 31, 2000, compared with $199.2 for the year ended December 31, 1999. The decrease in operating cash was primarily due to higher working capital levels. Trade receivables increased due to a higher mix of international sales. Other receivables increased due, in part, to the environmental insurance settlements, which were reached earlier in the year and are being paid in quarterly installments over two years. Also contributing to the higher receivables balance were swap receivables, principally related to acrylonitrile, which increased over last year. Inventory levels increased in the fourth quarter when economic slowing in some markets reduced customer demand. Included in 2000 net cash flows provided by operating activities were taxes paid of approximately $7.5 resulting from the sale of the Company's interest in Criterial Catalyst Company L.P., prefunding to the Company's Voluntary Employees Benefit Association (VEBA) Trust accounts of $10.0 over 1999 amounts, $7.3 net recovery of Paper Chemicals receivables and $11.2 of proceeds allocated from the sale of the Paper Chemicals business for the long-term manufacturing agreement with Bayer Corporation.

     Payments against restructuring reserves were $4.4 in 2000, compared with $16.6 in 1999. At December 31, 2000, the restructuring liabilities to be paid were $9.9. The spending is expected to be completed by the end of 2001. Environmental remediation spending for the years ended December 31, 2000, 1999 and 1998 was $15.3, $18.6 and $23.8, respectively. At December 31, 2000, the environmental reserve balance was $106.0, of which $20.0 was included in accrued expenses. Postretirement Benefits Other Than Pension ("OPEB") spending for the years ended December 31, 2000, 1999 and 1998 was $39.0, $27.7 and $25.2,
respectively. The Company expects spending for environmental remediation and OPEB (excluding pre-funding, if any), in 2001 to be similar to 2000 levels, though there can be no assurance that the Company's annual cash expenditures for environmental remediation or OPEB will not be higher in the future (see Note 9 and Note 12 of the Notes to the Consolidated Financial Statements with respect to environmental matters and OPEB).

     Net cash flows provided by investing activities totaled $97.6 for the year ended December 31, 2000, compared with net cash flows used for investing activities of $140.4 for the year ended December 31, 1999. Included in 2000 were pre-tax proceeds of $104.3 from the sale of the Paper Chemicals business, $63.0 received from the sale of the Company's interest in the Criterion Catalyst joint venture and funding of $2.5 for the Company's one-third equity interest in PolymerAdditives.com, LLC.

     Included in 1999 was funding of $69.8 for the acquisitions of the Nottingham Company's industrial minerals product line ($4.0), the BOC Gases' global phosphine fumigants product line ($3.5), IMC ($25.1) and the BIP business ($37.2) and a $5.0 loan to Criterion Catalyst Company L.P. Also included in 1999 were proceeds of $5.9 received from the sale of the molding compounds product lines and $5.9 from the sale of other assets. Funding for capital additions was $76.5 for the year ended December 31, 2000, compared with $77.4 in 1999. The Company expects capital spending for the year 2001 to be approximately $80.0.

     The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures in 2001.

     Net cash flows used for financing activities totaled $158.5 for the year ended December 31, 2000, compared with $47.5 for the year ended December 31, 1999. In 2000 the Company purchased 2,161,700 shares of Treasury Stock at a cost of $63.1, while in 1999 the Company purchased 1,784,045 shares of Treasury Stock at a cost of $42.5. Also in 2000 the Company paid-down $102.9 of its long-term debt.

     During November 2000 the Company completed the $100.0 share repurchase program that was announced on January 25, 1999. The Company repurchased a total of 3,784,254 shares of its outstanding common stock under this program. On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through December 31, 2000, the Company had repurchased 161,491 shares at a cost of $5.5 under this new program.

     In connection with the Company's stock repurchase program, during the year ended December 31, 2000, the Company sold an aggregate of 400,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holders to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. Prior to December 31, 2000, the put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such put options. In January 2001 the Company sold an additional 100,000 put options that expire in July 2001 and 100,000 put options that expire in August 2001 at exercise prices of $31.528 per share and $31.347 per share, respectively. The Company has received premiums of approximately $0.5 on the sale of such put options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement).

     The Company must maintain certain financial covenants contained in its Series C Cumulative Preferred Stock ("Series C Stock") held by MDP Holdings, Inc., a wholly owned subsidiary of the American Cyanamid Company ("Cyanamid"), which in turn is a wholly owned subsidiary of American Home Products Corporation. The Company must maintain a debt-to-equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 2000, the Company had $320.0 of debt and $616.1 of equity as defined in the Series C Stock covenant and under the revised terms, would have the ability to incur up to an additional $604.2 in debt.

     On January 22, 1999, the Company signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Series C Stock so that, in addition to restricted payments otherwise permitted under the Series C Stock, the Company may make up to $100.0 in special restricted payments solely for the purpose of repurchasing its common stock. During November 2000 the Company completed the share repurchases under this agreement. The Company repurchased a total of 3,784,254 shares of its outstanding common stock under this agreement. At December 31, 2000, restricted payments permitted under the Series C Stock were limited to $109.9.

     At December 31, 2000, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2000, and $103.0 of outstanding borrowings under the Credit Facility at December 31, 1999. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 2000.

     On July 14, 2000, the Company terminated a 364-day credit facility, dated August 20, 1999, which provided up to $200.0 in unsecured revolving loans for general corporate purposes. During its term there were no borrowings made under this credit facility.

     At December 31, 2000, $10.0 was available for short-term use under an uncommitted credit facility and a U.S. dollar equivalent of approximately $14.8 was available under a foreign currency denominated overdraft facility. At December 31, 1999, an aggregate of $35.0 was available for short-term use under three uncommitted credit facilities and a U.S. dollar equivalent of approximately $16.0 was available under a foreign currency denominated overdraft facility. There were no outstanding borrowings under these facilities at December 31, 2000 and 1999.

     During 1998 the Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MandatOry Par Put Remarketed SecuritiesSM (MOPPRSSM) due May 11, 2025. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used primarily to refinance the acquisition of substantially all the assets of Fiberite Inc.

     The Company has on file with the Securities and Exchange Commission an effective shelf registration statement covering $400.0 of debt securities, which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include replacement of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement.

     At December 31, 2000, the Company was party to four interest rate swap agreements with an aggregate notional value of $80.0. Two of the swap agreements with maturity dates during 2001 have virtually offsetting terms. Another swap agreement effectively converts $20.0 of variable rate interest obligations to 6.25% fixed rate obligations. The maturity date of this swap agreement is November 1, 2001. The fourth interest rate swap agreement, which effectively converted $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate, was terminated during January 2001. Under the terms of the termination agreement, the Company received approximately $0.5 in cash. The fair value of the interest swap agreements, which was approximately $(0.2) at December 31, 2000 and $(1.2) at December 31, 1999, is not recognized in the financial statements. Interest rate differentials paid or received under the agreements are recorded as adjustments to interest expense. For further discussion about the interest rate swap agreements and other financial instruments see Note 4 to the Consolidated Financial Statements and further discussions in the Quantitative and Qualitative Disclosures About Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. The Company made payments aggregating approximately $11.2 to settle the rate lock agreements ($9.6 of which was paid during the first half of 1998 and the remainder in 1997), which is being amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRSSM as an increase in interest expense of such Notes. The amount of unamortized rate lock agreements included in long-term debt was $8.4 at December 31, 2000, and $9.4 at December 31, 1999.

     The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk have been significantly hedged to mitigate the effects of inflation.

Item 7A  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

     The following discussion provides forward-looking quantitative and qualitative information about the Company's potential exposures to market risk arising from changes in foreign currency exchange rates, commodity prices, interest rates and equity price changes. Actual results could differ materially from those projected in this forward-looking analysis.

     Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

     In the ordinary course of business, the Company is exposed to various market risks, including fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage the exposure related to these risks, the Company may engage in various derivative transactions in accordance with Company-established policies. The Company does not hold or issue financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions primarily with major financial institutions or highly-rated counterparties, thereby limiting exposure to credit- and performance-related risks.

     Foreign Exchange Rate Risk: The risk of adverse exchange rate fluctuations
     --------------------------
is mitigated by the fact that there is no concentration of foreign currency exposure. In addition, the Company utilizes foreign exchange forward contracts to hedge accounts receivable, accounts payable, and intercompany loans denominated in a currency other than the functional currency of the business. The maturity dates of the foreign exchange contracts are less than six months and strongly correlate to the maturity date of the underlying transaction. The foreign exchange gains or losses and the offsetting losses or gains of the hedged transaction are marked to market and reflected in net earnings.

     At December 31, 2000, the Company had net foreign exchange contracts to purchase an aggregate of $32.5 of Dutch guilders, German marks and British pounds and to sell an aggregate of $2.6 of French francs and Argentine pesos for U.S. dollars. The Company also had net contracts to sell Dutch guilders with a value equivalent to $22.2 for British pounds, contracts to purchase Dutch guilders with a value equivalent to $0.5 for other currencies, contracts to purchase Norwegian krone with a value equivalent to $2.6 for other European currencies and contracts to sell euros with a value equivalent to $1.4 for British pounds. The fair value of foreign exchange contracts, based on exchange rates at December 31, 2000, exceeded contract values by approximately $0.6. Assuming that year-end exchange rates between the underlying currencies of all outstanding foreign exchange contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $3.7. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

     Commodity Price Risk: The Company selectively utilizes natural gas
     --------------------
derivative contracts, including forward contracts, which are principally settled through actual delivery of the physical commodity and other hedging arrangements (predominantly cash-settled swap transactions) to manage its exposure to price risk associated with the production of ammonia and other building block chemical products. The maturity of these contracts correlates highly to the actual purchases of the commodity and has the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract with amounts paid or received on early termination deferred on the balance sheet until such time. At December 31, 2000, there were no natural gas derivative contracts outstanding.

     Interest Rate Risk: At December 31, 2000, the financial liabilities of the
     ------------------
Company consisted primarily of fixed rate long-term debt, which had a carrying value of $311.2 and a fair value of approximately $303.1. Additionally, the Company was party to four interest rate swap agreements with an aggregate notional value of $80.0. Two of the swap agreements have virtually offsetting terms. Another swap agreement effectively converts $20.0 of variable rate interest obligations to 6.25% fixed rate obligations and has a maturity date of November 1, 2001. The fourth interest rate swap agreement, which effectively converted $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate, was terminated during January 2001. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt but do not impact earnings or cash flows. Conversely, interest rate changes generally do not affect the fair value of variable rate debt but do impact the future earnings and cash flows. The net notional value of interest rate swap agreements subject to interest rate risk at December 31, 2000, was $5.0. Assuming a hypothetical increase of 1% in interest rates and all other variables were to remain constant, the net increase in interest expense would be immaterial and the fair market value of the fixed rate long-term debt would decrease $11.3.

     Equity Price Risk: In connection with the Company's stock repurchase
     -----------------
program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements. At December 31, 2000, there were no put options outstanding.

OTHER

     2001 Outlook: It is expected that increasing raw material prices and
     ------------
slowing in parts of the U.S. and Asian economies will negatively impact some parts of the Company's business in 2001, particularly in the first quarter of 2001. As a result, the Company's sales growth and earnings per share growth objectives are not expected to be achieved in 2001. The Company has quantified its earnings expectations for the full year of 2001 to be in a range of $2.60 to $2.70 per diluted share.

     In the Water and Industrial Process Chemicals segment, the Company believes that its technology, acquisitions and sales volume increases provide the opportunities to meet its growth goals in 2001. In the Performance Products segment, the Company believes that slowing economic growth will reduce sales to the plastics, automotive and industrial coatings markets. Moreover, the Company believes margins in this segment will also be reduced by the escalation of costs of natural gas and methanol derivatives, key intermediates that are used in the manufacture of many of the Company's Specialty Resins products. The Company believes that these external factors will make it difficult to achieve its 2001 profit growth goals.

     In the Specialty Materials segment, the Company believes it will continue to see solid growth in demand from its military, commuter and business jet customers. There is also increasing demand for large commercial aircraft. In 2001 this segment may surpass the Company's goals for sales and profit growth. In the Building Block Chemicals segment, the Company believes that it will be significantly impacted by the rapid increase in raw material and energy costs, particularly of natural gas in the United States. A combination of slowing demand and increased competitive supply of the commodities produced by this segment has not supported adequate price increases to recover the cost increases. It is likely that this segment will generate a moderate operating loss in 2001.

     Large increases in raw material costs and operational problems together with a major softening of end-market demand have led to a dramatic worsening of the financial condition of AC Molding Compounds. Due to operating losses, the Company's net investment in Ac Moldings is now valued at zero, and the Company is no longer recognizing its share of the losses of the joint venture. The Company and its joint venture partner have indicated an unwillingness to invest further in AC Molding Compounds. During the fourth quarter of 2000, the Company recorded a provision of $4.8 against receivables due from the AC Molding Compounds joint venture. The Company continues to aggressively explore its strategic options for this joint venture with its partner.

     LaRoche Industries Inc. and LaRoche Fortier Inc., the Company's partner in Avondale Ammonia Company, filed for bankruptcy under Chapter 11 during May 2000. Although LaRoche Fortier Inc. "rejected" the Avondale Ammonia Company partnership agreement and related ammonia supply agreement effective September 1, 2000, it retains a 50% interest in the assets of the partnership. The manufacturing facility was idled in December 2000 and January 2001 due to excessively high natural gas costs. The facility was restarted in February 2001. When the facility is operating the Company acts as an agent and purchases from Avondale Ammonia Company 100% of the plant's output for external needs and sales to third parties. In the fourth quarter of 2000, the Company recorded a provision of $1.4 ($0.9 after-tax, or $0.02 per diluted share) against receivables due from the Avondale Ammonia Company. See "Building Block Chemicals Segment - Other Building Block Chemicals" in Item 1.

     Euroconversion: On January 1, 19999, 11 of the 15 member countries of the
     --------------
European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries adopted the euro as their common legal currency on that date. Effective January 1, 1999, a newly created European Central Bank assumed control of monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The Company's principal plants in Europe are in The Netherlands, the United Kingdom and Norway, and the Company has sales offices and generates sales throughout Europe,. The Netherlands is a participating country, whereas the United Kingdom and Norway are not currently participating countries.

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

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

Consolidated Balance Sheets

                                                                                  December 31,
---------------------------------------------------------------------------------------------------
(Dollars in millions, except share and per share amounts)                     2000             1999
---------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                                             $   56.8         $   12.0
    Accounts receivable, less allowance for doubtful accounts of
       $8.8 and $9.3 in 2000 and 1999, respectively                          271.4            248.5
    Inventories                                                              162.7            139.5
    Deferred income taxes                                                     42.6             61.7
    Other current assets                                                      34.3             29.4
---------------------------------------------------------------------------------------------------
        Total current assets                                                 567.8            491.1
---------------------------------------------------------------------------------------------------
Investment in associated companies                                            94.8            146.4
Plants, equipment and facilities, at cost                                  1,326.3          1,352.6
    Less: accumulated depreciation                                          (710.1)          (696.9)
---------------------------------------------------------------------------------------------------
        Net plant investment                                                 616.2            655.7
---------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
   $45.2 and $32.7 in 2000 and 1999, respectively                            384.4            395.2
Deferred income taxes                                                         36.8             48.8
Other assets                                                                  19.4             13.3
---------------------------------------------------------------------------------------------------
Total assets                                                              $1,719.4         $1,750.5
---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current Liabilities
    Accounts payable                                                      $  111.0         $  118.5
    Accrued expenses                                                         179.6            198.4
    Income taxes payable                                                      68.3             49.2
---------------------------------------------------------------------------------------------------
        Total current liabilities                                            358.9            366.1
---------------------------------------------------------------------------------------------------
Long-term debt                                                               311.2            413.1
Other noncurrent liabilities                                                 433.1            465.5
Contingent Liabilities and Commitments (Notes 4 and 9)

Stockholders' equity
     Preferred stock, 20,000,000 shares authorized;
         issued and outstanding 4000 shares,
         Series C Cumulative, $.01 par value at liquidation
         value of $25 per share                                                0.1              0.1
     Common stock, $.01 par value per share,
        150,000,000 shares authorized;
        issued 48,132,640 shares                                               0.5              0.5
     Additional paid-in capital                                              154.7            159.8
     Retained earnings                                                       755.1            577.5
     Unearned compensation                                                    (3.9)            (1.9)
     Additional minimum pension liability                                     (1.9)               -
     Accumulated translation adjustments                                     (32.7)           (14.3)
     Treasury stock, at cost, 7,966,229 shares
           in 2000, and 6,522,967 shares in 1999                            (255.7)          (215.9)
---------------------------------------------------------------------------------------------------
       Total stockholders' equity                                            616.2            505.8
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                $1,719.4         $1,750.5
---------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

                                                   Years ended December 31,
 (Dollars in millions, except per share amounts)   2000      1999      1998
-----------------------------------------------------------------------------
Net sales                                        $1,492.5  $1,444.5  $1,475.7
Manufacturing cost of sales                       1,078.7   1,023.6   1,059.2
Selling and technical services                      138.5     129.2     132.0
Research and process development                     38.6      43.8      42.9
Administrative and general                           47.7      51.7      46.6
Amortization of acquisition intangibles              12.4      11.2       9.5
-----------------------------------------------------------------------------
Earnings from operations                            176.6     185.0     185.5
Other income, net                                   104.6       9.3      14.5
Equity in earnings of associated companies           15.0       5.6      20.3
Interest expense, net                                25.1      26.9      22.4
-----------------------------------------------------------------------------
Earnings before income taxes                        271.1     173.0     197.9
Income tax provision                                 93.5      51.7      73.2
-----------------------------------------------------------------------------
Net earnings                                     $  177.6  $  121.3  $  124.7
-----------------------------------------------------------------------------
Earnings per common share
     Basic                                       $   4.34  $   2.83  $   2.79
     Diluted                                     $   4.15  $   2.73  $   2.68
------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

                                                      Years ended December 31,
--------------------------------------------------------------------------------
(Dollars in millions)                                 2000      1999     1998
--------------------------------------------------------------------------------
Cash flows provided by (used for)
   operating activities
Net earnings                                         $ 177.6   $ 121.3  $ 124.7
Noncash items included in net earnings:
     Dividends from associated companies
        greater (less) than earnings                   (10.9)      0.2    (13.8)
     Depreciation                                       80.0      81.9     78.0
     Amortization                                       16.6      13.2      9.2
     Deferred income taxes                              32.1      24.3     19.2
     Gain on sale of assets                            (62.3)     (4.2)    (6.9)
     Other                                              (0.1)     (0.5)    (0.2)
Changes in operating assets and liabilities:
     Accounts receivable                               (28.7)     (8.7)     3.9
     Inventories                                       (30.8)      3.3      1.1
     Accounts payable                                   (1.3)     19.9    (25.2)
     Accrued expenses                                  (11.9)    (29.0)   (19.5)
     Income taxes payable                               (5.3)      9.8     26.1
     Other assets                                      (10.2)     (0.6)    (8.6)
     Other liabilities                                 (37.2)    (31.7)   (35.7)
--------------------------------------------------------------------------------
Net cash flows provided by operating activities        107.6     199.2    152.3
-------------------------------------------------------------------------------
Cash flows provided by (used for)
   investing activities
     Additions to plants, equipment and facilities     (76.5)    (77.4)  (103.8)
     Proceeds received on sale of assets               177.6      11.8     25.9
     Acquisition of businesses, net of cash received    (1.0)    (69.8)   (73.8)
     Investment in unconsolidated affiliates            (2.5)        -        -
     Change in other assets                                -      (5.0)     4.8
-------------------------------------------------------------------------------
Net cash flows provided by
   (used for) investing activities                      97.6    (140.4)  (146.9)
--------------------------------------------------------------------------------
Cash flows provided by (used for)
   financing activities
     Proceeds from the exercise of
        stock options and warrants                       6.9       1.1      3.3
     Purchase of treasury stock                        (63.1)    (42.5)  (113.4)
     Change in short-term borrowings                       -     (10.3)    10.3
     Change in long-term debt                         (102.9)      3.0     97.7
     Debt issuance costs                                   -         -     (9.4)
     Proceeds received on sale of put options            0.6       1.2      1.0
-------------------------------------------------------------------------------
Net cash flows used for financing activities          (158.5)    (47.5)   (10.5)
--------------------------------------------------------------------------------
Effect of exchange rate changes
   on cash and cash equivalents                         (1.9)     (1.0)     0.4
-------------------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                                     44.8      10.3     (4.7)
Cash and cash equivalents, beginning
   of period                                            12.0       1.7      6.4
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $  56.8   $  12.0  $   1.7
-------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2000, 1999 and 1998

                                                                                        Additional
                                                        Additional            Unearned     Minimum  Accumulated
                                     Preferred  Common     Paid-in  Retained   Compen-     Pension  Translation  Treasury
(Dollars in millions)                    Stock   Stock     Capital  Earnings    sation   Liability  Adjustments     Stock    Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              $0.1    $0.5      $203.9    $331.5     $(3.5)      $  --       $ (6.9)  $(138.2) $ 387.4
Net earnings                                --      --          --     124.7        --          --           --        --    124.7
Other comprehensive income:
    Translation adjustments                 --      --          --        --        --          --          1.8        --      1.8
                                                                                                                            ------
    Comprehensive income                                                                                                     126.5
Award of, and changes in,
    performance and restricted stock        --      --        (4.5)       --       2.1          --           --       1.3     (1.1)
Amortization of performance
    and restricted stock                    --      --          --        --      (0.3)         --           --        --     (0.3)
Purchase of treasury stock                  --      --          --        --        --          --           --    (113.4)  (113.4)
Issuance pursuant to acquisition            --      --       (29.5)       --        --          --           --      51.8     22.3
Exercise of stock options                   --      --       (13.8)       --        --          --           --      17.1      3.3
Premiums received on sale of
     put options                            --      --         1.0        --        --          --           --        --      1.0
Tax benefit on stock options                --      --         5.3        --        --          --           --        --      5.3
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $0.1    $0.5      $162.4    $456.2     $(1.7)      $  --       $ (5.1)  $(181.4) $ 431.0
Net earnings                                --      --          --     121.3        --                       --        --    121.3
Other comprehensive income:
     Translation adjustments                --      --          --        --        --          --         (9.2)       --     (9.2)
                                                                                                                            ------
     Comprehensive income                                                                                                    112.1
Award of, and changes in,
     performance and restricted stock       --      --        (0.7)       --      (1.6)         --           --       2.6      0.3
Amortization of performance and
     restricted stock                       --      --          --        --       1.4          --           --        --      1.4
Compensation costs on variable
     stock option award                     --      --         0.7        --        --          --           --        --      0.7
Purchase of treasury stock                  --      --          --        --        --          --           --     (42.5)   (42.5)
Issuance pursuant to acquisition            --      --         0.6        --        --          --           --      (0.2)     0.4
Exercise of stock options and
     warrants                               --      --        (4.5)       --        --          --           --       5.6      1.1
Premiums received on sale of
     put options                            --      --         1.2        --        --          --           --        --      1.2
Tax benefit on stock options                --      --         0.1        --        --          --           --        --      0.1
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999              $0.1   $.0.5      $159.8    $577.5     $(1.9)      $  --       $(14.3)  $(215.9) $ 505.8
Net earnings                                --      --          --     177.6        --          --           --        --    177.6
Other comprehensive income:
     Minimum pension liability
         adjustment, net of $(1.0)
         deferred income taxes              --      --          --        --        --        (1.9)          --        --     (1.9)
     Translation adjustments                --      --          --        --        --          --        (18.4)       --    (18.4)
                                                                                                                            ------
     Comprehensive income                                                                                                    157.3
Award of, and changes in,
     performance and restricted stock       --      --         2.8        --      (5.5)         --           --       2.7       --
Amortization of performance
     and restricted stock                   --      --          --        --       3.5          --           --        --      3.5
Compensation costs on variable
     stock option award                     --      --         0.7        --        --          --           --        --      0.7
Purchase of treasury stock                  --      --          --        --        --          --           --     (63.1)   (63.1)
Exercise of stock options                   --      --       (13.7)       --        --          --           --      20.6      6.9
Premiums received on sale
     of put options                         --      --         0.6        --        --          --           --        --      0.6
Tax benefit on stock options                --      --         4.5        --        --          --           --        --      4.5
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              $0.1    $0.5      $154.7    $755.1     $(3.9)      $(1.9)      $(32.7)  $(255.7) $ 616.2
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts, unless otherwise indicated)

1)   SUMMARY OF ACCOUNTING POLICIES

     Principles of Consolidation: The financial statements include the accounts
     ---------------------------
of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that the Company does not control, but over whose operating and financial policies the Company has the ability to exercise significant influence. Certain reclassifications have been made to prior years' financial statements in order to make them conform with the current year's presentation.

     Foreign Currency Translation: The results of operations for non-U.S.
     ----------------------------
subsidiaries are translated from local currencies into U.S. dollars using the average exchange rate during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' equity.

     Depreciation and Amortization: Depreciation is provided primarily on a
     -----------------------------
straight-line composite method over the estimated useful lives of various classes of assets. When such depreciable assets are sold or otherwise retired from service, their costs, less amounts realized on sale or salvage, are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. Intangibles resulting from business acquisitions are carried at cost and amortized on a straight-line basis over a period of up to 40 years, unless, in the opinion of management, their lives are limited. The Company capitalizes interest costs incurred during the period of construction of plant and equipment. The interest costs capitalized in 2000, 1999 and 1998 were immaterial to the consolidated financial statements.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
     -----------------------------------------------------------------------
Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

     Cash and Cash Equivalents: Securities with maturities of three months or
     -------------------------
less when purchased are considered to be cash equivalents.

     Financial Instruments: Financial instruments reflected in the consolidated
     ---------------------
balance sheets include cash and cash equivalents, accounts receivable, certain other assets, short-term debt, accounts payable, long-term debt and certain other liabilities. Fair values are determined through a combination of management estimates and information obtained from independent third parties using the latest available market data.

     The Company also uses derivative financial instruments in accordance with Company-established policies to manage exposure to fluctuations in interest rates, foreign exchange rates, certain raw material prices and in connection with the Company's stock repurchase program. Derivative financial instruments utilized by the Company include interest rate swaps, interest rate lock agreements, foreign currency exchange contracts, commodity contracts including forward contracts and other hedging arrangements (predominantly cash-settled swap transactions) and put options indexed to the Company's stock. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions primarily with major financial institutions or highly-rated counterparties, thereby limiting exposure to credit- and performance-related risks.

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

     Foreign exchange forward contracts are utilized by the Company to hedge accounts receivable, accounts payable and intercompany loans that are denominated in a currency other than the functional currency of the business. The Company's criteria to qualify for hedge accounting is that the instrument must relate to a foreign currency asset or liability whose terms have been identified, be in the same currency as the hedged item, have a maturity date that strongly correlates to the maturity date of the underlying transaction and reduce the risk of exchange movement on the Company's operations. The foreign exchange gains or losses and the offsetting losses or gains of the hedged transaction are marked to market and reflected in net earnings.

     The Company selectively utilizes natural gas derivative contracts, including forward contracts, which are principally settled through actual delivery of the physical commodity, and other hedging arrangements (predominantly cash-settled swap transactions) to manage its exposure to price risk associated with the purchase of natural gas used primarily for utilities. The maturities of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract with amounts paid or received on early termination deferred on the balance sheet until such time.

     In connection with the Company's stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements.

     Inventories: Inventories are carried at the lower of cost or market. Cost
     -----------
is determined on the last-in, first-out (LIFO) method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out (FIFO) or average cost method.

     Income Taxes: Income taxes are accounted for under the asset and liability
     ------------
method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

     If repatriation of the undistributed earnings of the Company's foreign subsidiaries and associated companies is anticipated, then income taxes are provided for such earnings.

     Postretirement and Postemployment Benefits: The Company sponsors
     ------------------------------------------
postretirement and postemployment benefit plans. The net periodic costs are recognized for these plans as employees render the services necessary to earn the related benefits.

     Revenue Recognition: The Company's revenue-earning activities involve
     -------------------
delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable, collection is reasonably assured.

     Earnings Per Share: Basic earnings per common share excludes dilution and
     ------------------
is computed by dividing net earnings less preferred stock dividends by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings less preferred dividends by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

     Stock-Based Compensation: The Company continues to account for stock-based
     ------------------------
compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations under which no compensation cost is generally recognized for stock options granted, since the Company grants options at a price equal to the market price of the stock at the date of grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The compensation cost of restricted and performance stock is charged to Stockholders' Equity and amortized to expense over the requisite vesting periods.

     Current and Pending Accounting Changes: During the fourth quarter of 2000,
     --------------------------------------
the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), and upon adoption, the Company reclassified certain prior period comparative amounts in the Consolidated Statements of Income. EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in manufacturing cost of sales or other income statement line items. The Company previously followed the common practice of netting shipping costs against shipping revenues as a component of net sales, while handling costs, such as warehousing expenses, were included as a component of selling and technical services expense. As a result of reclassifying shipping costs to manufacturing cost of sales, previously reported sales increased $32.0 in 1999 and $31.2 in 1998. As a result of reclassifying handling and warehousing expenses to manufacturing cost of sales, previously reported selling and technical service expenses decreased $20.8 in 1999 and $21.4 in 1998. Previously reported manufacturing costs of sales are commensurately higher. These reclassifications had no effect on previously reported operating profit or net income.

     In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. In general SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as "fair value," "cash flow" or "foreign currency" hedges and establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against changes in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that are not hedges as well as the ineffective portion of hedges must be adjusted to fair value through earnings. In connection with the Company's risk management strategies, the Company holds certain foreign exchange, commodity and interest rate instruments that have been deemed derivatives pursuant to the criteria established in SFAS 133. Upon adoption the Company will be required to adjust certain of these derivatives to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to earnings or accumulated other comprehensive income, as appropriate. SFAS 133 will become effective for the Company beginning January 1, 2001. The Company does not believe that the implementation of SFAS 133 will have a material effect on the Company's results of operations or financial position.

     Risks and Uncertainties: The Company is engaged primarily in the
     -----------------------
manufacture and sale of highly diversified lines of chemical products and materials throughout the world. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of government agencies. The occurrence of operational problems, including, but not limited to, the above events, may have a materially adverse effect on the productivity and profitability of a particular manufacturing facility or with respect to certain facilities, on the Company as a whole during the period of such operational difficulties.

     The Company's operations are also subject to various hazards incidental to the production, use and sale of industrial chemicals and materials, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence involving the Company, or any future exposure to the Company's products, raw materials or intermediates may result in the Company being named as a defendant in lawsuits potentially asserting large claims.

     The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company is exposed to credit losses in the event of nonperformance by counterparties on foreign exchange contracts and other risk management instruments. The counterparties to these transactions are major financial institutions and, thus, the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

     The Company's international operations are subject to various risks which are not present in domestic operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances and instabilities of foreign currencies. The Company does not believe that there is currently any material likelihood of a material adverse effect on the Company in connection with its existing foreign operations.

     In conformity with generally accepted accounting principles, the management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent liabilities and pro forma compensation expense in order to prepare the Company's consolidated financial statements. Actual results could differ from these estimates.

2)   ACQUISITIONS AND DISPOSITIONS

     During 2000 the Company completed the following disposition transactions:

     On November 1, 2000, the Company completed the sale of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to Ciba Specialty Chemicals Water Treatments, Inc. The Company also agreed to produce paper chemicals for Bayer Corporation under a long-term manufacturing agreement to which the Company allocated proceeds of $11.2 which were recorded as deferred revenue. This deferred revenue will be recognized over the term of the manufacturing agreement. The Company received net cash proceeds of $115.5 in connection with these transactions and recorded in other income, net, a pre-tax gain of $88.3. Included in the sale were the sales, marketing, research and development and technical services personnel and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $18.1 of Paper Chemicals accounts receivable and all of its Water and Industrial Process Chemicals production facilities. Paper Chemicals sales were $97.9, $106.4 and $111.8 in 2000, 1999 and 1998, respectively. Approximately $30.5 of taxes due on this divestiture will be paid in 2001.

     On July 10, 2000, the Company completed the sale of two subsidiaries, which owned its 50% interest in Criterion Catalyst Company LP ("Criterion"), to its joint venture partner CRI International, Inc., a company of the Royal Dutch Shell Group, for cash consideration of $63.0. The consideration received approximated the carrying value of the Company's investment, which was included in investment in associated companies. The sale resulted in taxes paid of approximately $7.5.

     During 1999 the Company completed the following acquisition and disposition transactions:

     On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited for approximately $37.2 in cash plus future consideration with a value equivalent to approximately $8.3. The purchase price exceeded the fair value of the identifiable assets acquired by $36.7, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Performance Products segment. BIP retained its manufacturing plant in Oldbury, United Kingdom, where it continues to manufacture certain amino coatings resins for Cytec under a long-term agreement.

     On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. from Laporte plc for $25.1, net of $0.8 cash received. At the date of acquisition, the purchase price exceeded the estimated fair value of the identifiable assets acquired by $19.0. Based on valuation studies completed during 2000, the fair value of the assets acquired was revised, resulting in a $2.8 increase to goodwill. The $2.8 adjustment along with the original $19.0 excess of the purchase price over the identifiable net assets acquired is being amortized on a straight-line basis over a period of up to 40 years from the original date of acquisition. The acquisition, which included two manufacturing operations and a research and development center located in Chile, has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On August 11, 1999, the Company acquired assets of the global phosphine fumigants product line from BOC Group Inc. for $3.5. The purchase price exceeded the fair value of the identifiable assets acquired by $1.2. The terms of the acquisition provided for two additional payments aggregating up to $1.0 to be paid upon approval by the U.S. Environmental Protection Agency of certain fumigant registrations. The contingencies for these payments were met during 2000, and $1.0 was paid and recorded as additional goodwill. The $1.0 of additional consideration along with the original $1.2 excess of the purchase price over the identifiable net assets acquired is being amortized on a straight-line basis over a period of up to 20 years from the original date of acquisition. The terms of the acquisition also provide for additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels. All additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for such payment have been met. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The purchase price exceeded the fair value of the identifiable assets acquired by $0.5, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business, excluding land, buildings and one product line, to Rogers Corporation of Manchester, Connecticut, for $4.3.

     During 1998 the Company completed the following acquisition and disposition transactions:

     On October 9, 1998, the Company acquired The American Materials & Technologies Corporation ("AMT"), a manufacturer of advanced composite materials, in a stock transaction designed to qualify as a tax-free reorganization. In the transaction, the Company issued from Treasury Stock 1,243,663 shares of its common stock to AMT shareholders. In addition, outstanding options and warrants to acquire AMT stock were converted into 335,209 Cytec options and warrants with a weighted average exercise price of $10.48 per share. The cost of the acquisition was approximately $26.8, including the shares issued, options and warrants converted and previous shares acquired plus the assumption of approximately $5.4 in debt. The purchase price exceeded the fair value of the identifiable assets acquired by $24.4, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Specialty Materials segment. On October 26, 1998, the Company sold the assets of the AMT graphite golf shaft business for approximately $6.2 in cash.

     On July 31, 1998, the Company purchased from Dyno Industrier ASA ("Dyno") of Oslo, Norway, Dyno's global amino coatings resin business, which consisted primarily of Dyno's 50% interest in Dyno-Cytec, a European joint venture, for approximately $55.7 in cash. The purchase price exceeded the fair value of the identifiable assets acquired by $32.0, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired business has been integrated into the Company's Performance Products segment.

     On June 24, 1998, the Company acquired assets of the OREPREP minerals processing product line from Baker Petrolite Corporation for approximately $9.0. The purchase price exceeded the fair value of the identifiable assets acquired by $8.3, which is being amortized on a straight-line basis over a period of up to 40 years. The acquired product line has been integrated into the Company's Water and Industrial Process Chemicals segment.

     On November 23, 1998, the Company completed the sale of its bulk molding compounds business to Bulk Molding Compounds, Inc., of West Chicago, Illinois, for $17.0 in cash, resulting in a pretax gain of $4.4. The business acquired by Bulk Molding Compounds, Inc., included Cytec's manufacturing, laboratory and sales facility located at Perrysburg, Ohio. Sales for this product line were $24.9 in 1998.

     All acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets received and liabilities assumed based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excesses of the purchase price over the identifiable assets acquired (i.e., goodwill) are included in Acquisition Intangibles in the Consolidated Balance Sheets. Consolidated results of operations for 1999 or 1998 would not have been materially different if any of the acquisitions had occurred on January 1, 1998. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

3)   RESTRUCTURING OF OPERATIONS

     In the fourth quarter of 2000 the Company recorded a restructuring charge of $10.8 related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. As of December 31, 2000, approximately 71 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2001. Cash payments of $1.1 were made for these charges during the fourth quarter of 2000, and at December 31, 2000, the remaining liability to be paid was $7.7.

     In the fourth quarter of 1999 the Company recorded a restructuring charge of $3.6, primarily related to the consolidation of certain Specialty Materials' manufacturing and research activities, the Fortier methanol plant shutdown and related personnel reduction of 72 positions worldwide. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $1.2; selling and technical services, $0.3; research and process development, $1.7 and administrative and general, $0.4. During the fourth quarter of 2000, the Company reduced this restructuring accrual as a result of incurring less cost than originally anticipated. As a result, the Company recognized a restructuring credit of $0.6 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.2 and research and process development, $0.4. As of December 31, 2000, payments of $2.3 had been made for these charges and all personnel reductions requiring severance payments were completed. At December 31, 2000, the remaining liability to be paid was $0.7, which primarily relates to long-term employee severance payouts.

     In 1997 the Company recorded pretax restructuring charges in the amount of $38.4 related primarily to (i) restructurings at Botlek, The Netherlands; Linden, New Jersey; Fortier, Louisiana; and Willow Island, West Virginia, manufacturing sites; (ii) restructuring at its corporate headquarters; (iii) costs to realign its legal entity structure in Europe and (iv) costs associated with redundant manufacturing sites after integrating the acquisition of substantially all the assets of Fiberite, Inc. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $32.6; selling and technical services, $2.2; research and process development, $1.0 and administrative and general, $2.6. The components of the restructuring charges included: $28.6 for employee-related costs; $3.8 for fixed asset write-offs at the Company's facility in Botlek, The Netherlands; $1.2 for plant closure costs and $4.8 for other actions. The employee-related costs primarily represent severance costs associated with the elimination of approximately 415 positions worldwide. The Company reduced this restructuring accrual due to incurring lower than expected costs for the shutdown of the Linden, New Jersey, facility and incurring fewer personnel reductions by filling unanticipated open positions. As a result, the Company recognized restructuring credits in the Consolidated Statement of Income as follows: During the fourth quarter of 1999 the Company recognized a credit of $2.7 in manufacturing cost of sales and a credit of $0.3 in administrative and general. During the fourth quarter of 2000 the Company recognized a credit of $0.1 through various classifications in the Consolidated Statement of Income.

     As of December 31, 2000, approximately 373 personnel reductions requiring severance payments were completed. No additional reductions requiring severance are anticipated. As of December 31, 2000, payments of $33.5 were made for these restructuring charges. At December 31, 2000, the liability to be paid was $1.5, which essentially relates to certain long-term payouts for employee severance in Europe.

4)   FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company's Consolidated Balance Sheets approximated their fair values at December 31, 2000 and 1999. At December 31, 2000, $10.0 was available for short-term use under an uncommitted credit facility, and a U.S. dollar equivalent of approximately $14.8 was available under a foreign-currency-denominated overdraft facility. At December 31, 1999, an aggregate of $35.0 was available for short-term use under three uncommitted credit facilities, and a U.S. dollar equivalent of approximately $16.0 was available under a foreign-currency-denominated overdraft facility. There were no outstanding borrowings under these facilities at December 31, 2000 and 1999. The fair value of the Company's long-term debt was $303.1 at December 31, 2000, and $399.1 at December 31, 1999.

     Commencing in September 1997 the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. The Company made payments aggregating approximately $11.2 to settle the rate lock agreements ($9.6 of which was paid during the first half of 1998 and the remainder in 1997), which are being amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MandatOry Par Put Remarketed Securities(SM) ("MOPPRS(SM)") as an increase in interest expense of such Notes (see also Note 8).

     At December 31, 2000, the Company was a party to four interest rate swap agreements with an aggregate notional value of $80.0. Two of the swap agreements with maturity dates during 2001 have virtually offsetting terms. Another swap agreement effectively converts $20.0 of variable rate interest obligations to 6.25% fixed rate obligations. The maturity date of this swap agreement is November 1, 2001. The fourth interest rate swap agreement, which effectively converted $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate, was terminated during January 2001. Under the terms of the termination agreement, the Company received approximately $0.5 in cash. The fair value of the interest rate swap agreements was approximately $(0.2) at December 31, 2000 and $(1.2) at December 31, 1999.

     At December 31, 2000, the Company had net foreign exchange contracts to purchase an aggregate of $32.5 of Dutch guilders, German marks and British pounds and to sell an aggregate of $2.6 of French francs and Argentine pesos for U.S. dollars. The Company also had net contracts to sell Dutch guilders with a value equivalent to $22.2 for British pounds, contracts to purchase Dutch guilders with a value equivalent to $0.5 for other currencies, contracts to purchase Norwegian krone with a value equivalent to $2.6 for other European currencies and contracts to sell euros with a value equivalent to $1.4 for British pounds. At December 31, 1999, the Company had net foreign exchange contracts to purchase $6.5 of various currencies, primarily Dutch guilders and German marks, and to sell $5.8 of various currencies, primarily British pounds for U.S. dollars. The Company also had contracts to sell Dutch guilders with a value equivalent to $13.4 for British pounds and contracts to purchase Norwegian krone with a value equivalent to $4.3 for other European currencies. All contracts are for periods of six months or less. The fair value of foreign exchange contracts, based on exchange rates at December 31, 2000 and 1999, exceeded contract values by approximately $0.6 at December 31, 2000 and approximated the contract values at December 31, 1999.

     At December 31, 2000, there were no natural gas derivatives contracts outstanding. At December 31, 1999, the Company had an aggregate of $2.8 in natural gas forward and cash-settled swap contracts outstanding. Based on year-end prices, the fair value of natural gas derivative contracts was $2.4 at December 31, 1999.

     In connection with the Company's stock repurchase program (see Note 14), during the year ended December 31, 2000, the Company sold an aggregate of 400,000 put options to two institutional investors in a series of private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holders to sell an aggregate of 400,000 shares of the Company's common stock to the Company at exercise prices ranging from $23.083 to $24.553 per share. Prior to December 31, 2000, the put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such put options. In January 2001 the Company sold an additional 100,000 put options that expire in July 2001 and 100,000 put options that expire in August 2001 at exercise prices of $31.528 per share and $31.347 per share, respectively. The Company has received premiums of approximately $0.5 on the sale of such put options.

5)   ASSOCIATED COMPANIES

     The Company has a 50% interest in each of three associated companies: CYRO Industries, Mitsui Cytec, Ltd. and AC Molding Compounds. The Company also had a 50% interest in the former Criterion Catalyst Company L.P. joint venture through July 10, 2000, and a 50% interest in the former Dyno-Cytec joint venture through July 31, 1998 (see Note 2).

     Large increases in raw material costs and operational problems together with a major softening of end-market demand have led to a dramatic worsening of the financial condition of AC Molding Compounds. Due to operating losses, the Company's net investment in AC Molding Compounds is now valued at zero, and the Company is no longer recognizing its share of the losses of the joint venture. The Company and its joint venture partner have indicated an unwillingness to invest further in AC Molding Compounds. The Company continues to aggressively explore its alternatives for this joint venture with its partner.

     On October 16, 2000, the formation of PolymerAdditives.com, LLC, a joint venture between the Company, Albemarle Corporation and GE Specialty Chemicals, Inc., an operating unit of General Electric Company, was completed. PolymerAdditives.com, LLC operates a fully functional business-to-business e-commerce Internet site and provides customers the ability to purchase a variety of polymer additives from one source. Each founding member has a one-third equity interest in the joint venture. The Company accounts for this investment under the equity method of accounting.

     The aggregate cost of investments in associated companies accounted for under the equity method was $15.7 and $41.8 at December 31, 2000 and 1999, respectively. Summarized financial information of the Company's associated companies for the years ended December 31, 2000, 1999 and 1998 and as of December 31, 2000 and 1999 is as follows:


                                   2000             1999               1998
----------------------------------------------------------------------------
Net sales                         $496.3           $521.4             $583.0
Gross profit                        99.1            116.4              153.3
Net earnings                        23.8             11.4               44.0
Company's share of earnings         15.0              5.6               20.3
----------------------------------------------------------------------------
Current assets                     131.5            280.5
Noncurrent assets                  204.0            354.9
Total assets                       335.5            635.4
---------------------------------------------------------
Current liabilities                103.9            206.3
Noncurrent liabilities              45.7            126.1
Equity                             185.9            303.0
Total liabilities and equity       335.5            635.4
---------------------------------------------------------
Company's share of equity         $ 91.9           $151.5
---------------------------------------------------------
The above associated companies' information includes the results of the former Criterion Catalyst Company L.P. and Dyno-Cytec joint ventures through July 10, 2000 and July 31, 1998, respectively.

Sales to associated companies (primarily CYRO Industries) amounted to $27.2, $25.2 and $34.4 in 2000, 1999 and 1998, respectively. Purchases from associated companies were immaterial.

6)   INVENTORIES

At December 31, 2000 and 1999, LIFO inventories comprised approximately 62% and 66% of consolidated inventories, respectively.

                                      2000              1999
------------------------------------------------------------
 Finished goods                      $115.0           $ 89.0
 Work in progress                      15.0             17.3
 Raw materials and supplies            67.1             65.9
------------------------------------------------------------
                                      197.1            172.2
 Less reduction to LIFO cost          (34.4)           (32.7)
------------------------------------------------------------
 Total inventories                   $162.7           $139.5
------------------------------------------------------------

7)   PLANTS, EQUIPMENT AND FACILITIES

At December 31, 2000 and 1999, plants, equipment and facilities consisted of the following:
                                                  2000             1999
-------------------------------------------------------------------------
 Land and land improvements                     $   30.4         $   39.9
 Buildings                                         164.0            167.3
 Machinery and equipment                         1,066.7          1,093.4
 Construction in progress                           65.2             52.0
-------------------------------------------------------------------------
 Plants, equipment and facilities, at cost      $1,326.3         $1,352.6
-------------------------------------------------------------------------

8)   LONG-TERM DEBT

At December 31, 2000 and 1999, long-term debt consisted of the following:

                                          2000             1999
---------------------------------------------------------------
 Credit facility                         $    -          $103.0
 Public debt                              311.2           310.1
---------------------------------------------------------------
 Long-term debt                          $311.2          $413.1
---------------------------------------------------------------

     The weighted average interest rate on long-term debt for 2000 and 1999 was 7.08% and 6.77%, respectively.

     At December 31, 2000, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2000, and $103.0 of outstanding borrowings under the Credit Facility at December 31, 1999. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 2000.

     On July 14, 2000, the Company terminated a 364-day credit facility, dated August 20, 1999, which provided up to $200.0 in unsecured revolving loans for general corporate purposes. During its term there were no borrowings made under this credit facility.

     At December 31, 2000, $10.0 was available for short-term use under an uncommitted credit facility, and a U.S. dollar equivalent of approximately $14.8 was available under a foreign currency denominated overdraft facility. At December 31, 1999, an aggregate of $35.0 was available for short-term use under three uncommitted credit facilities, and a U.S. dollar equivalent of approximately $16.0 was available under a foreign currency denominated overdraft facility. There were no outstanding borrowings under those facilities at December 31, 2000 and 1999.

     During 1998, the Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008, and (iii) $120.0 principal amount of 6.846% MOPPRSSM due May 11, 2025. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales. The proceeds were used primarily to refinance the acquisition of substantially all the assets of Fiberite Inc.

     The amount of unamortized rate lock agreements included in long-term debt was $8.4 at December 31, 2000 and $9.4 at December 31, 1999.

     Except in limited circumstances, the MOPPRS SM will be subject to mandatory tender to Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Remarketing Dealer, at 100% of the principal amount thereof for remarketing on the Remarketing Date (May 11, 2005). The interest rate on the MOPPRS from the Remarketing Date to maturity will be 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS on the Remarketing Date or elects not to remarket the MOPPRS, the Company will be required to repurchase the MOPPRS from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof plus accrued interest, if any.

     Under the terms of the Company's Series C Cumulative Preferred Stock ("Series C Stock"), the Company would have the ability to incur up to an additional $604.2 in debt at December 31, 2000 (see Note 15).

     The Company has on file with the Securities and Exchange Commission an effective shelf registration statement covering $400.0 of debt securities, which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include replacement of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement.

9)   ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

        The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites. Liability for investigative, removal and remedial costs under certain federal and state laws is retroactive, strict and joint and several. The Company is currently a party to, or otherwise involved in, legal proceedings directed at the clean up of approximately 55 Superfund sites. Since the laws pertaining to these sites provide for joint and several liability, a governmental plaintiff could seek to recover all remediation costs at a waste disposal site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. The Company is also conducting remediation at, or is otherwise responsible for, a number of non-Superfund sites. Proceedings involving environmental matters, such as alleged discharge of chemicals or waste material into the air, water or soil, are pending against the Company in various states. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, new sites that may contain environmental contamination for which the Company may be responsible.

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

     In accordance with the above policies, as of December 31, 2000 and December 31, 1999, the aggregate environmental related accruals were $106.0 and $122.9, respectively. Of these amounts, the environmental related accruals included in accrued expenses were $20.0 with the remainder included in other noncurrent liabilities. Environmental remediation spending for the years ended December 31, 2000, 1999 and 1998, was $15.3, $18.6 and $23.8, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

     The Company is also a party to various other claims and routine litigation arising in the normal course of its business. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a materially adverse effect on the consolidated financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

     Rental expense under property and equipment leases was $12.0 in 2000, $12.3 in 1999 and $12.8 in 1998. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are:

                                          Operating Leases
----------------------------------------------------------
 2001                                               $10.5
 2002                                                 6.0
 2003                                                 4.3
 2004                                                 2.9
 2005                                                 2.4
 Thereafter                                          18.2
---------------------------------------------------------
 Total minimum lease payments                       $44.3
---------------------------------------------------------

     At December 31, 2000 and 1999, the Company had $11.7 and $11.8, respectively, of letters of credit outstanding for environmental and insurance related matters.

10)  INCOME TAXES

     The income tax provision for the years ended December 31, 2000, 1999 and 1998, is based on earnings before income taxes as follows:

                                         2000           1999         1998
--------------------------------------------------------------------------
 Domestic                               $203.3         $110.1       $154.1
 Foreign                                  67.8           62.9         43.8
--------------------------------------------------------------------------
 Total                                  $271.1         $173.0       $197.9
--------------------------------------------------------------------------


The components of the provision for the years ended December 31, 2000, 1999 and 1998, are composed of the following:

                                          2000          1999         1998
--------------------------------------------------------------------------
 Current:
 Federal                                 $36.8         $ 4.8        $37.0
 Foreign                                  24.4          21.0         18.0
 Other, principally state                  1.2           1.0          3.4
-------------------------------------------------------------------------
 Total                                   $62.4         $26.8        $58.4
-------------------------------------------------------------------------
 Deferred:
        Federal                          $25.3         $21.9        $13.2
        Foreign                           (1.1)         (2.3)        (2.1)
       Other, principally state            6.9           5.3          3.7
-------------------------------------------------------------------------
 Total                                   $31.1         $24.9        $14.8
-------------------------------------------------------------------------
 Total income tax provision              $93.5         $51.7        $73.2
-------------------------------------------------------------------------

     Domestic and foreign earnings of consolidated companies before income taxes include all earnings derived from operations in the respective U.S. and foreign geographic areas, whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences which give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                                 2000             1999
----------------------------------------------------------------------
 Deferred tax assets:
      Allowance for bad debts                $    2.2         $    2.3
      Employee benefit accruals                   7.8             16.7
      Insurance accruals                         13.5             12.9
      Operating accruals                         20.0             20.3
      Inventory                                   4.1              5.2
      Environmental accruals                     37.7             45.2
     Postretirement obligations                 115.0            126.8
 Other                                           10.5             16.5
----------------------------------------------------------------------
 Deferred tax assets                            210.8            245.9
----------------------------------------------------------------------
 Deferred tax liabilities:
     Plants, equipment and facilities          (118.4)          (122.7)
     Other                                      (13.0)           (12.7)
----------------------------------------------------------------------
 Deferred tax liabilities                      (131.4)          (135.4)
----------------------------------------------------------------------
 Net deferred tax assets                     $   79.4         $  110.5
----------------------------------------------------------------------

     Beginning in 1997 no provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to reinvest these earnings. Foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of distribution or sale.

     The continued positive earnings trend of the Company makes it more likely than not that the Company will generate sufficient taxable income to realize its net deferred income tax assets.

     In the third quarter of 1999 the Company recognized an $8.0 reduction in income tax expense related to the utilization of additional prior years' tax credits. Excluding the impact of this nonrecurring item, the Company's effective tax rate for 1999 was 34.5%.

      A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:

                                         2000      1999      1998
-----------------------------------------------------------------
 Federal income tax rate                 35.0%     35.0%     35.0%
 Research and
  Experimental credit                    (1.3)     (1.8)        -
 Prior period tax credits                   -      (4.6)        -
 Income subject to other than
     the federal income tax rate         (1.4)     (2.6)     (0.9)
 State taxes, net of federal benefits     1.6       2.2       3.1
 Other charges, net                       0.6       1.7      (0.2)
-----------------------------------------------------------------
     Effective tax rate                  34.5%     29.9%     37.0%
-----------------------------------------------------------------

11)  RETIREMENT PLANS

The Company has defined benefit pension plans that cover employees in the United States and a number of foreign countries. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                        2000           1999
---------------------------------------------------------------------------
 Change in benefit obligation
 Benefit obligation at January 1                      $305.2         $321.5
 Service cost                                            8.5           10.1
 Interest cost                                          23.8           21.8
 Amendments                                              0.2            0.1
 Translation difference                                  0.2            0.1
 Actuarial (gain) loss                                  14.2          (37.0)
 Employee contributions                                  0.2            0.2
 Benefits paid                                         (14.4)         (11.6)
---------------------------------------------------------------------------
 Benefit obligation at December 31                    $337.9         $305.2
---------------------------------------------------------------------------
 Change in plan assets
 Fair value of plan assets at January 1               $346.8         $299.4
 Actual return on plan assets                           (6.0)          44.9
 Company contributions                                  13.6           13.7
 Employee contributions                                  0.2            0.2
 Translation difference                                 (1.5)           0.2
 Benefits paid                                         (14.4)         (11.6)
---------------------------------------------------------------------------
 Fair value of plan assets at December 31             $338.7         $346.8
---------------------------------------------------------------------------
 Projected benefit obligation (under) plan assets     $ (0.8)        $(41.6)
 Unrecognized actuarial gain (loss)                     (9.5)          41.2
 Unrecognized prior service cost                         1.3            1.4
 Unrecognized net transition obligation                  1.3            1.4
---------------------------------------------------------------------------
 Accrued (prepaid) pension cost recognized in the
   consolidated balance sheets                        $ (7.7)        $  2.4
---------------------------------------------------------------------------

Assumptions as of December 31:
                                                                            2000             1999              1998
---------------------------------------------------------------------------------------------------------------------------
Discount rate                                                             7.50%                  7.75%              6.75%
Expected return on plan assets                                            9.25%                  9.25%              9.00%
Rate of future compensation increase                                   3.00-10.00%            4.00-10.00%        3.00-10.00%
----------------------------------------------------------------------------------------------------------------------------

Net periodic pension expense includes the following components:
                                                                            2000             1999              1998
---------------------------------------------------------------------------------------------------------------------------
Service cost                                                                 $ 8.5           $ 10.1            $ 10.2
Interest cost on projected benefit obligation                                 23.8             21.8              20.7
Expected return on plan assets                                               (28.3)           (24.2)            (22.1)
Net amortization and deferral                                                  -                1.8               2.7
---------------------------------------------------------------------------------------------------------------------------
Net periodic pension expense                                                 $ 4.0            $ 9.5            $ 11.5
---------------------------------------------------------------------------------------------------------------------------


     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $14.8, $13.6 and $0, respectively, as of December 31, 2000, and $12.2, $9.9 and $0, respectively, as of December 31, 1999. The prepaid benefit costs recognized in the Consolidated Balance Sheets as of December 31, 2000 and 1999 were $18.0 and $7.2, respectively, and the accrued benefit liability recognized in the Consolidated Balance Sheets as of December 31, 2000 and 1999 was $10.3 and $9.6, respectively.

     The Company sponsors employee savings and profit sharing plans. The U.S. savings plan portion generally matches 75% of employee contributions up to 4% of compensation. Profit sharing contributions are based on the Company's performance and are at the discretion of the Executive Committee. Savings plan matching contributions were $4.3, $4.6 and $4.2 for 2000, 1999 and 1998, respectively. Profit sharing contributions were approximately $3.4, $3.6 and $5.0 in 2000, 1999 and 1998, respectively. Beginning in January 2001, the Company match for the savings plan was increased to 100% of employee contributions up to the first 3% of compensation and 50% on the next 2% of compensation.

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

     The following provides a reconciliation of postretirement benefit obligations, plan assets and funded status of the plans:

                                                      2000             1999
----------------------------------------------------------------------------
 Change in benefit obligation
 Benefit obligation at January 1                   $ 268.1          $ 278.6
 Service cost                                          1.3              1.4
 Interest cost                                        19.8             17.3
 Amendments                                          (19.4)            (1.2)
 Translation difference                               (0.1)            (0.2)
 Actuarial (gain) loss                                 2.8             (5.4)
 Employee contributions                                1.0              1.0
 Benefits paid                                       (24.4)           (23.4)
---------------------------------------------------------------------------
 Benefit obligation at December 31                 $ 249.1          $ 268.1
---------------------------------------------------------------------------
 Change in plan assets
 Fair value of plan assets at January 1            $  54.4          $  46.5
 Actual return on plan assets                          2.8              2.7
 Company contributions                                39.0             27.7
 Employee contributions                                1.0              0.9
 Benefits paid                                       (24.4)           (23.4)
---------------------------------------------------------------------------
 Fair value of plan assets at December 31          $  72.8          $  54.4
---------------------------------------------------------------------------
 Accumulated postretirement benefit
      obligation over fair value of plan assets    $ 176.3          $ 213.7
 Unrecognized actuarial gain                          44.3             50.2
 Unrecognized negative prior service cost             71.2             57.2
---------------------------------------------------------------------------
 Accrued benefit cost                              $ 291.8          $ 321.1
---------------------------------------------------------------------------

     The accrued postretirement benefit cost recognized in the Company's Consolidated Balance Sheets at December 31, 2000 and 1999, includes $20.0 in accrued expenses and $271.8 and $301.1, respectively, in other noncurrent liabilities.

     Net periodic postretirement benefit costs for the years ended December 31, 2000, 1999 and 1998, included the following components:

                                  2000                1999            1998
--------------------------------------------------------------------------
 Service cost                    $ 1.3               $ 1.4           $ 1.4
 Interest cost                    19.8                17.3            18.5
 Expected return on plan assets   (3.8)               (3.2)           (2.7)
 Net amortization and deferral    (7.5)               (7.8)           (7.4)
--------------------------------------------------------------------------
 Total cost                      $ 9.8               $ 7.7           $ 9.8
--------------------------------------------------------------------------

     Measurement of the accumulated postretirement benefit obligations ("APBO") was based on actuarial assumptions, including a discount rate of 7.50%, 7.75% and 6.75% at December 31, 2000, 1999 and 1998, respectively, and an expected return on plan assets of 7.0% at December 31, 2000, 1999 and 1998. The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 7.5% in 2000, decreasing evenly over five years to 5.5% and remaining at that level thereafter. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the healthcare cost trend rate by one percentage point in each year would increase the APBO at December 31, 2000, and the 2000 aggregate service and interest cost by approximately $23.1 and $2.0, respectively, and decreasing the healthcare cost trend rate by one percentage point in each year would decrease the APBO at December 31, 2000, and the 2000 aggregate service and interest cost by approximately $21.0 and $1.8, respectively.

13)  OTHER FINANCIAL INFORMATION

     Accrued expenses at December 31, 2000 and 1999, included the following:

                                                   2000             1999
------------------------------------------------------------------------
 Pensions and other employee benefits            $ 21.7           $ 34.5
 Other postretirement employee benefits            20.0             20.0
 Salaries and wages                                10.2              9.3
 Environmental                                     20.0             20.0
 Restructuring                                      9.9              6.5
 Other                                             97.8            108.1
------------------------------------------------------------------------
                                                 $179.6           $198.4
------------------------------------------------------------------------

     Cash payments during the years ended December 31, 2000, 1999 and 1998, included interest of $26.6, $27.8 and $21.0, respectively. Income taxes paid in 2000, 1999 and 1998 were $37.6, $28.7 and $40.2, respectively. Income taxes paid include foreign taxes of $20.8, $16.8 and $13.4 in 2000, 1999 and 1998, respectively.

     Included in accounts receivable at December 31, 2000 and 1999, are miscellaneous receivables of approximately $55.2 and $35.5, respectively.

     Included in manufacturing cost of sales was a provision of $1.4, which the Company recorded against receivables due from the Avondale Ammonia Company. LaRoche Industries Inc. and LaRoche Fortier Inc., the Company's partner in Avondale Ammonia Company, filed for bankruptcy under Chapter 11 during May 2000. Although LaRoche Fortier Inc. "rejected" the Avondale Ammonia Company partnership agreement and related ammonia supply agreement effective September 1, 2000, it retains a 50% interest in the assets of the partnership. The manufacturing facility was idled in December 2000 and January 2001 due to excessively high natural gas costs. The facility was restarted in February 2001. When the facility is operating the Company acts as an agent and purchases from Avondale Ammonia Company 100% of the plant's output for external needs and sale to third parties.

     Included in interest expense, net, for the years ended December 31, 2000, 1999 and 1998, is interest income of $3.5, $2.0 and $2.3, respectively.

     Other income, net, was $104.6, $9.3 and $14.5 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in 2000 was a pre-tax gain of $88.3 from the sale of the Paper Chemicals business (see also Note 2), a gain of $13.3 from insurance settlement agreements entered into with a group of insurance carriers in an environmental coverage suit and a provision of $4.8 against receivables due from the Company's AC Molding Compounds joint venture. Excluding these items, other income, net, was $7.8 and included a gain of $7.1 from the sale of real estate. Included in 1999 were pre-tax gains of $4.5 from the sale of real estate, $2.2 from royalty income and $1.6 from the sale of certain product lines. Included in 1998 were pre-tax gains of $4.4 related to the sale of the bulk molding compounds product line, $3.0 of other investment income and $3.8 income on certain investments in unaffiliated companies.

     Acquisition intangibles, net of accumulated amortization, at December 31, 2000 and 1999, included the following:

                                               2000          1999
-----------------------------------------------------------------
 Goodwill                                     $374.4       $372.5
 Less: accumulated amortization                (38.2)       (28.6)
-----------------------------------------------------------------
 Goodwill, net                                 336.2        343.9
-----------------------------------------------------------------
 Other intangibles                              55.2         55.4
 Less: accumulated amortization                 (7.0)        (4.1)
-----------------------------------------------------------------
 Other intangibles, net                         48.2         51.3
-----------------------------------------------------------------
 Acquisition intangibles, net of
          accumulated amortization            $384.4       $395.2
-----------------------------------------------------------------

14)  COMMON STOCK

     The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 40,166,411 shares were outstanding at December 31, 2000. A summary of changes in common stock issued and treasury stock for the years ended December 31, 2000, 1999 and 1998, is presented below.

                                                       Common         Treasury
                                                        Stock            Stock
------------------------------------------------------------------------------
 Balance at December 31, 1997                      48,181,264        3,044,589
 Purchase of treasury stock                                          3,561,950
 Issuance pursuant to stock option plan                     -         (381,764)
 Award of performance stock and
     restricted stock                                       -          (42,906)
 Forfeitures and deferrals of stock awards            (38,303)          19,632
 Issuance pursuant to acquisition                           -       (1,248,620)
------------------------------------------------------------------------------
 Balance at December 31, 1998                      48,142,961        4,952,881
 Purchase of treasury stock                                 -        1,784,045
 Issuance pursuant to stock option plan                     -         (148,693)
 Award of performance stock and
     restricted stock                                       -          (84,903)
 Forfeitures and deferrals of stock awards            (10,321)          22,425
 Issuance pursuant to warrant exercise                      -           (7,745)
 Adjustment to shares issued
     pursuant to acquisition                                -            4,957
------------------------------------------------------------------------------
 Balance at December 31, 1999                      48,132,640        6,522,967
 Purchase of treasury stock                                 -        2,161,700
 Issuance pursuant to stock option plan                     -         (636,047)
 Award of performance stock and
     restricted stock                                       -         (114,272)
 Forfeitures and deferrals of stock awards                  -           31,881
------------------------------------------------------------------------------
 Balance at December 31, 2000                      48,132,640        7,966,229
------------------------------------------------------------------------------

     During November 2000 the Company completed the $100.0 share repurchase program that was announced on January 25, 1999. The Company repurchased a total of 3,784,254 shares of its outstanding common stock under this program. On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of the Company's outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through December 31, 2000, the Company had repurchased 161,491 shares at a cost of $5.5 under this new program (see also Note 15).

     Stock Award and Incentive Plan: The 1993 Stock Award and Incentive Plan
     ------------------------------
(the "1993 Plan") is administered by a committee of the Board of Directors (the "Committee"). The 1993 Plan provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (including limited stock appreciation rights), restricted stock (including performance shares), restricted stock units, deferred stock awards and dividend equivalents, deferred cash awards and interest equivalents and other stock or cash-based awards, to be made to selected employees and independent contractors of the Company and its subsidiaries and affiliates at the discretion of the Committee. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 2000, the Company had reserved approximately 9,507,209 shares for issuance under the 1993 Plan.

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

     As discussed in Note 2, in connection with the 1998 AMT acquisition, the Company issued from Treasury Stock 1,243,663 shares of its common stock to AMT shareholders. In addition, outstanding options and warrants to acquire AMT stock were converted into options and warrants to purchase 335,209 shares of Cytec common stock at a weighted average exercise price of $10.48 per share.

     A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below.

                                                           2000                      1999                      1998
------------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted                  Weighted                  Weighted
                                                                  Average                   Average                   Average
                                                                 Exercise                  Exercise                  Exercise
                                                      Shares        Price       Shares        Price       Shares        Price
------------------------------------------------------------------------------------------------------------------------------
 Shares under option:
 Outstanding at beginning of year                  6,239,406       $20.28    5,276,173       $19.90    4,811,258       $16.30
 Granted                                             981,143        24.70    1,193,409        21.00      631,025        47.61
 Issued pursuant to acquisition                            -            -            -            -      259,308         6.18
 Exercised                                          (636,047)       10.86     (148,693)        6.81     (381,764)        8.61
 Forfeited                                          (100,202)       33.26      (81,483)       30.30      (43,654)       41.68
------------------------------------------------------------------------------------------------------------------------------
 Outstanding at end of year                        6,484,300       $21.68    6,239,406       $20.28    5,276,173       $19.90
------------------------------------------------------------------------------------------------------------------------------
 Options exercisable at end of year                4,632,637       $20.16    4,434,989       $16.56    3,864,809       $12.48
------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                                             Options Outstanding                     Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted
                                                                 Average        Weighted                        Weighted
                                                                 Remaining      Average                         Average
                                             Number              Contractual    Exercise          Number        Exercise
Range of Exercise Prices                     Outstanding         Life (Years)   Price             Exerciseable  Price
---------------------------------------------------------------------------------------------------------------------------
 $ 2.77-10.00                                1,812,962           3.27           $ 5.43            1,807,475     $ 5.43
  11.66-24.57                                2,454,886           7.48            20.14              908,350      15.75
  25.08-37.75                                  836,172           5.77            25.69              719,415      25.29
  37.87-47.32                                  836,005           6.15            40.21              828,904      40.22
  47.81-57.44                                  544,275           7.08            48.11              368,493      48.12
---------------------------------------------------------------------------------------------------------------------------
 $ 2.77-57.44                                6,484,300           5.88           $21.68            4,632,637     $20.16
---------------------------------------------------------------------------------------------------------------------------

As provided under the 1993 Plan, the Company has also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain performance objectives related to the Company's financial performance and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 1998, 1999 and 2000 relate to the 2000, 2001 and 2002 performance periods, respectively. The total amount of stock-based compensation expense/(income) recognized for restricted stock and performance stock was $3.5 in 2000, $1.4 in 1999 and ($0.3) in 1998. A summary of restricted stock and performance stock activity is as follows:


                                                    2000       1999      1998
      --------------------------------------------------------------------------
      Outstanding awards - beginning of year       156,386    112,229   151,838
      New awards granted                           114,272     84,903    42,906
      Shares with restrictions lapsed(1)           (15,936)   (31,368)  (53,995)
      Restricted shares forfeited                  (10,561)    (9,378)  (28,520)
      --------------------------------------------------------------------------
      Outstanding awards - end of year             244,161    156,386   112,229
      --------------------------------------------------------------------------
      Weighted average market value of new
      awards on award date                        $  24.68   $  20.64  $  47.61
      --------------------------------------------------------------------------

  (1) Shares with restrictions lapsed in each period above include shares deferred by certain participants. The Company issued these participants equivalent deferred stock awards that will be distributed in the form of shares of common stock, generally following termination of employment.

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


                              2000              1999            1998
-------------------------------------------------------------------------
Net earnings:
     As reported             $177.6            $121.3         $ 124.7
     Pro forma                175.9             117.8           120.0
Basic earnings per share:
     As reported             $  4.34           $ 2.83         $   2.79
     Pro forma                  4.30             2.75             2.68
Diluted earnings per share:
     As reported             $  4.15           $ 2.73         $   2.68
     Pro forma                  4.12             2.65             2.58
-------------------------------------------------------------------------

     The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future amounts.

     The fair value of each stock option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       2000          1999           1998
--------------------------------------------------------------------------
Expected life (years)                   6.0           6.0            6.0
Expected volatility                   41.47%        43.47%         42.80%
Expected dividend yield              -              -              -
Risk-free interest rate               5.142%         6.58%          5.50%
Weighted average fair value
     of options granted
     during the year                 $11.92        $10.95         $23.71
--------------------------------------------------------------------------

     In late 1995 the Company implemented a stock appreciation plan for all eligible active employees not eligible to participate in the stock option program. The stock appreciation units represented a potential payout to employees, in cash, of the difference, after adjusting for stock splits, between the base price of the Company's stock of $20.00 per share and the lesser of the price at term, which was December 14, 2000, or $33.33. The stock appreciation units matured in 50% increments at December 14, 1997, and December 14, 1999. In December 1996 the plan was amended to provide for the immediate payout of five hundred dollars per participant, which represented 25% of the total maximum payout. A second 25% payout was made in December 1997. On August 18, 2000, the early payout conditions of the plan were met and all eligible active employees qualified for a final payout of one thousand dollars per participant. The final payout under the plan was approximately $2.8.

15)  PREFERRED STOCK

     The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of December 17, 1993, the Company had issued to American Cyanamid Company ("Cyanamid"), a wholly owned subsidiary of American Home Products Corporation, eight million shares of preferred stock, of which only the Series C Stock remains outstanding.

     The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, has an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. In 2001, Cyanamid transferred the Series C stock to MPD Holdings, Inc., its wholly owned subsidiary. The Series C Stock provides Cyanamid with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree healthcare and life insurance obligations and certain pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of Cyanamid as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, Cyanamid, as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with Cyanamid's existing representative, would constitute a majority of the Company's Board of Directors.

     Under the terms of the Series C stock, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 2000, the Company had $320.0 of debt and $616.1 of equity as defined in the Series C Stock covenant and under the revised terms, would have the ability to incur up to an additional $604.2 in debt.

     On January 22, 1999, the Company signed an agreement with Cyanamid providing that Cyanamid would irrevocably waive certain financial covenants contained in the Series C Stock so that, in addition to restricted payments otherwise permitted under the Series C Stock, the Company may make up to $100.0 in special restricted payments solely for the purpose of repurchasing its common stock. During November 2000 the Company completed the share repurchases under this agreement. The Company repurchased a total of 3,784,254 shares of its outstanding common stock under this agreement.

     At December 31, 2000, restricted payments permitted under the Series C Stock were limited to $109.9.

16)  EARNINGS PER SHARE

     The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for common stockholders for the years ended December 31, 2000, 1999 and 1998:

                                   2000                                  1999                                1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Per                                  Per                                  Per
                        Income          Shares    Share        Income         Shares   Share       Income         Shares    Share
                   (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)   Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic EPS
---------
Net earnings            $177.6      40,920,647    $4.34        $121.3     42,890,159   $2.83       $124.7     44,714,788    $2.79
Effect of dilutive
     securities
Options                      -       1,716,746                      -      1,507,357                    -      1,663,768
Performance/
     Restricted stock        -         100,853                      -        103,353                    -         95,954
Put options                  -               -                      -              -                    -          3,840
Warrants                                 6,970                      -          4,395                    -          1,763
     Diluted EPS
     Net earnings       $177.6      42,745,216    $4.15        $121.3     44,505,264   $2.73       $124.7     46,480,113    $2.68
-----------------------------------------------------------------------------------------------------------------------------------

At December 31, 2000, there were 1,381,880 options outstanding with weighted average exercise prices of $43.32 per share that were excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

17)  OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREAS

Business Segments: The Company has four reportable segments: Water and
-----------------
Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

     The Water and Industrial Process Chemicals segment produces water treating, mining, and phosphine chemicals that are used mainly in water and wastewater treatment and mineral processing and separation. The segment includes the Paper Chemicals business, which was substantially divested on November 1, 2000. For more information about the sale of the Paper Chemicals business see Note 2. The Performance Products segment produces specialty resins, surfactants and specialty monomers and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, and aircraft brakes. The segment also included the Bulk and Engineered Molding Compounds businesses, which were divested in 1998 and 1999, respectively. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, ammonia, hydrocyanic acid, melamine and sulfuric acid. Some of these products are upgraded into Specialty Chemicals (Water and Industrial Process Chemicals and Performance Products) products with the remainder sold to third parties.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. All intersegment sales prices are cost-based. The Company evaluates the performance of its operating segments based on earnings from operations of the respective segment.

   Summarized segment information for the years 2000, 1999 and 1998 is as follows:

                                      Water and
                                     Industrial                                    Building
                                        Process    Performance       Specialty        Block          Total
                                      Chemicals       Products       Materials    Chemicals       Segments
----------------------------------------------------------------------------------------------------------
 2000
 Net sales to external customers         $403.1         $474.0          $411.6       $203.8       $1,492.5
 Intersegment net sales                       -              -               -         63.4           63.4
----------------------------------------------------------------------------------------------------------
 Total net sales                          403.1          474.0           411.6        267.2        1,555.9
 Earnings from operations                  40.2           56.8            85.9         12.7          195.6
 Percentage of sales                       10.0%          12.0%           20.9%         4.8%          12.6%
 Total assets                             256.3          434.1           487.0        260.3        1,437.7
 Capital expenditures                      28.3           16.5             8.2         20.1           73.1
 Depreciation and amortization             18.9           30.7            17.6         25.6           92.8
----------------------------------------------------------------------------------------------------------
 1999
 Net sales to external customers         $387.5         $449.8          $435.7       $171.5       $1,444.5
 Intersegment net sales                       -              -               -         42.0           42.0
----------------------------------------------------------------------------------------------------------
 Total net sales                          387.5          449.8           435.7        213.5        1,486.5
 Earnings from operations                  43.5           51.6            84.9          6.1          186.1
 Percentage of sales                       11.2%          11.5%           19.5%         2.9%          12.5%
 Total assets                             267.3          436.1           494.4        245.1        1,442.9
 Capital expenditures                      19.0           18.8            13.9         20.0           71.7
 Depreciation and amortization             18.3           30.5            17.7         27.0           93.5
----------------------------------------------------------------------------------------------------------
 1998
 Net sales to external customers         $363.3         $409.7          $493.3       $209.2       $1,475.5
 Intersegment net sales                       -              -               -         38.4           38.4
----------------------------------------------------------------------------------------------------------
 Total net sales                          363.3          409.7           493.3        247.6        1,513.9
 Earnings from operations                  33.5           41.3            79.9         34.3          189.0
 Percentage of sales                        9.4%          10.8%           16.4%        14.4%          12.9%
 Total assets                             220.4          407.0           546.0        247.7        1,421.1
 Capital expenditures                      28.1           48.6            10.2         16.9          103.8
 Depreciation and amortization             17.5           24.3            18.7         26.7           87.2
----------------------------------------------------------------------------------------------------------

     The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial Statements:

                                                  2000        1999          1998
------------------------------------------------------------------------------------
 Net sales:
 Net sales from reportable segments           $1,555.9    $1,486.5      $1,513.9
 Other revenues                                      -           -           0.2
 Elimination of intersegment revenue             (63.4)      (42.0)        (38.4)
------------------------------------------------------------------------------------
 Total consolidated net sales                 $1,492.5    $1,444.5      $1,475.7
------------------------------------------------------------------------------------
 Earnings from operations:
 Earnings from reportable segments            $  195.6    $  186.1      $  189.0
 Corporate unallocated(1)                        (19.0)       (1.1)         (3.5)
------------------------------------------------------------------------------------
 Total consolidated earnings from operations  $  176.6    $  185.0      $  185.5
------------------------------------------------------------------------------------
 Total assets:
 Assets from reportable segments              $1,437.7    $1,442.9
 Other assets                                    281.7       307.6
------------------------------------------------------------------------------------
 Total consolidated assets                    $1,719.4    $1,750.5
------------------------------------------------------------------------------------
/1/ Includes net restructuring and other charges (see Note 3).

     Operations by Geographic Areas: Net sales to unaffiliated customers
     ------------------------------
presented below are based on the sales destination that is consistent with management's view of the business. U.S. exports included in net sales are based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside of the United States. Earnings from operations are also based on destination and consist of total net sales less operating expenses. Identifiable assets are those assets used in the Company's operations in each geographic area. Unallocated assets are primarily miscellaneous receivables, construction in progress and cash and cash equivalents.

                                              2000      1999      1998
-----------------------------------------------------------------------
Net sales
      United States                       $  798.8  $  816.0  $  907.2
      Other Americas                         163.8     141.3     120.5
      Asia/Pacific                           193.4     152.9     136.4
      Europe, Mideast, Africa                336.5     334.3     311.6
-----------------------------------------------------------------------
Total                                     $1,492.5  $1,444.5  $1,475.7
-----------------------------------------------------------------------
U.S. exports included in net sales above
     Other Americas                       $   47.5  $   44.2  $   39.0
     Asia/Pacific                             95.2      67.0      71.5
     Europe, Mideast, Africa                  46.1      42.2      43.8
-----------------------------------------------------------------------
Total                                     $  188.8  $  153.4  $  154.3
-----------------------------------------------------------------------
Earnings from operations(1)
     United States                        $   77.3  $   88.9  $  109.0
     Other Americas                           31.1      26.6      18.8
     Asia/Pacific                             25.3      12.7      12.4
     Europe, Mideast, Africa                  42.9      56.8      45.3
-----------------------------------------------------------------------
Total                                     $  176.6  $  185.0  $  185.5
-----------------------------------------------------------------------
Identifiable assets

     United States                        $  945.8  $  958.8  $  943.9
     Other Americas                          139.6     144.2     106.2
     Asia/Pacific                             29.5      30.2      23.3
     Europe, Mideast, Africa                 204.1     204.7     191.3
-----------------------------------------------------------------------
Total                                     $1,319.0  $1,337.9  $1,264.7
-----------------------------------------------------------------------
Investment in associated companies            94.8     146.4     147.4
     Unallocated assets                      305.6     266.2     308.1
-----------------------------------------------------------------------
     Total assets                         $1,719.4  $1,750.5  $1,720.2
-----------------------------------------------------------------------

(1) Earnings from operations in 2000 includes net restructuring and other charges of $8.4, $0.3 and $2.8 in the United States, Other Americas and Europe, respectively.

     Major Customers: Sales to Boeing Company and its subcontractors for
     ---------------
commercial and military aerospace and other components were approximately $153.4, or 10.3% of consolidated net sales, in 2000, approximately $176.5, or 12.2% of consolidated net sales, in 1999 and approximately $200.3, or 13.6% of consolidated net sales, in 1998. Sales to Boeing Company and subcontractors are included in the Specialty Materials operating segment.

MANAGEMENT STATEMENT

     Your management has prepared and is responsible for the accompanying Consolidated Financial Statements. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and necessarily include some amounts based on management's estimates and judgments. All financial information in this annual report is consistent with that in the Consolidated Financial Statements.

     The Company's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures and are implemented by trained, skilled personnel with an appropriate segregation of duties. The internal controls are complemented by the Company's internal audit function which conducts regular and extensive internal audits.

     The Company's independent auditors, KPMG LLP, have audited the Consolidated Financial Statements. They have indicated in their report that their audits were conducted in accordance with auditing standards generally accepted in the United States of America.

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



David Lilley
Chairman, President and Chief Executive Officer



James P. Cronin
Executive Vice President and Chief Financial Officer

West Paterson, New Jersey
January 22, 2001

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Cytec Industries Inc.:

We have audited the accompanying Consolidated Balance Sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

Short Hills, New Jersey
January 22, 2001

Quarterly Data (Unaudited)

(Dollars in millions, except share and per share amounts)     1Q       2Q       3Q        4Q        Year
------------------------------------------------------------------------------------------------------------
2000
Net Sales                                                   $368.8   $389.1   $376.2    $358.4    $1,492.5
Gross profit(1)                                              103.9    108.4    104.1      97.4       413.8
Net earnings                                                  32.1     40.7     27.8      77.0       177.6
Earnings per common share(2)
     Basic                                                  $  .77   $  .99   $  .68    $ 1.91    $   4.34
     Diluted                                                $  .74   $  .95   $  .65    $ 1.82    $   4.15

1999
Net Sales                                                   $362.8   $367.0   $351.9    $362.8    $1,444.5
Gross profit(1)                                               99.8    107.1    102.8     111.2       420.9
Net earnings                                                  28.2     28.0     35.2      29.9       121.3
Earnings per common share(2)
     Basic                                                  $  .65   $  .65   $  .82    $  .71    $   2.83
     Diluted                                                $  .63   $  .63   $  .79    $  .68    $   2.73
-----------------------------------------------------------------------------------------------------------

As a result of adopting Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reclassified prior period shipping costs from net sales to manufacturing cost of sales and handling costs from selling and technical services to manufacturing cost of sales. These reclassifications had no effect on previously reported net earnings. For further information see Note 1 of the Notes to Consolidated Financial Statements.

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

Name                 Age     Positions
D. Lilley            54      Mr. Lilley is Chairman of the Board, President and Chief Executive Officer of the
                             Company.  He was elected Chairman in January 1999 and President and Chief Executive
                             Officer of the Company effective May 11, 1998, having previously served as President and
                             Chief Operating Officer of the Company from January 8, 1997.  From 1994 until January 7,
                             1997, he was a Vice President of American Homes Products Corporation, responsible for its Global Medical Device business.

J. P. Cronin         47      Mr. Cronin is Executive Vice President and Chief Financial Officer of the Company,
                             having previously served as Vice President and Chief Financial Officer of the Company
                             from its inception in 1993 until he was elected an Executive Vice President in
                             September 1996.

M. S. Andrekovich    39      Mr. Andrekovich was elected Vice President, Human Resources of the Company in September
                             1999.  From 1996 until he joined the Company, Mr. Andrekovich was group vice president, human resources for the motor and power generation groups of Magnetek Corporation.

W. N. Avrin          45      Mr. Avrin was elected Vice President, Corporate and Business Development of the Company in December
                             1999, having previously served the same role for one year in a non-officer capacity. From 1997 through
                             1998, Mr. Avrin was vice president and general manager of Cytec's paper, water treating and mining chemicals business and from 1994 until 1997, Mr. Avrin was vice president and general manager, Latin
                             America.

W. F. Cleary         54      Mr. Cleary was elected Vice President, Investor Relations of the Company in July, 1999.
                             Previous to joining the Company, Mr. Cleary was vice president, investor and corporate relations for Ametek Corporation for more than four years.

D. M. Drillock       43      Mr. Drillock is Controller of the Company and has held this position for more  than five  years.

E. F. Jackman        55      Mr. Jackman is Vice President, General Counsel and Secretary of the Company and has held this position for more than five years.

T. P. Wozniak        47      Mr. Wozniak is Treasurer of the Company and has held this position for more than five years.

     The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Common Stockholders, dated March 29, 2001.

Item 11.  Executive Compensation
          ----------------------

     The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," the Performance Graph," and the "Compensation Committee Interlocks and Insider Participation" sections of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Common Stockholders, dated March 29, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Common Stockholders, dated March 29, 2001.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Common Stockholders, dated March 29, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

     (a)(1)    List of Financial Statements:

               Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):

               Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the Years ended

                    December 31, 2000, 1999 and 1998
               Consolidated Statements of Cash Flows for the Years ended
                    December 31, 2000, 1999 and 1998
               Consolidated Statements of Stockholders' Equity for the Years
                    ended December 31, 2000, 1999 and 1998
               Notes to Consolidated Financial Statements
               Management Statement
               Independent Auditors' Report

     (a)(2)    Cytec Industries Inc. and Subsidiaries Financial Statement
                    Schedules

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

     (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended December 31, 2000.

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

                                             CYTEC INDUSTRIES INC.
                                             ---------------------
                                             (Registrant)





DATE: March 28, 2001                         By: /s/ D. Lilley
                                                 -------------------------------
                                                 D. Lilley
                                                 Chairman, President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: March 28, 2001                             /s/ D. Lilley
                                                 -------------------------------
                                                 D. Lilley
                                                 Chairman, President and
                                                 Chief Executive Officer

DATE: March 28, 2001                             /s/ J. P. Cronin
                                                 -------------------------------
                                                 J. P. Cronin, Executive
                                                 Vice President, Chief Financial
                                                 and Accounting Officer

     *
     ------------------------------
     J. E. Akitt, Director

     *
     ------------------------------
     F. W. Armstrong, Director

     *
     ------------------------------
     C.A. Davis, Director

     *
     ------------------------------
     L. L. Hoynes, Jr., Director                 * By:  /s/ E.F. Jackman
                                                        ------------------------
                                                        Attorney-in-Fact

     *
     ------------------------------
     W. P. Powell, Director

     *
     ------------------------------
     J. R. Satrum, Director



Date:  March 28, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cytec Industries Inc.:

Under date of January 22, 2001, we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Short Hills, New Jersey
January 22, 2001

                                  SCHEDULE II
                                  -----------

Valuation Allowances
(Millions of dollars)                                        Years ended December 31, 2000, 1999 and 1998
                                                             --------------------------------------------

                                                              Addition or (deductions)    Other
                                                   Balance    Charged or (credited) to    Additions or     Balance
Description                                       12/31/99    Expenses                    (deductions)      12/31/00
Reserves deducted from related assets:

Doubtful accounts receivable                         $ 9.3       $(0.2)                        $(0.3)/1/      $ 8.8


Total investments and advances and other assets      $17.5       $(1.8)/2/                     $0.6 /4/       $14.0

                                                                 $(2.3)/3/

1)   Principally bad debts written off, less recoveries.
2)   Reversal of provision against unconsolidated equity investments.
3) Liquidation of certain investments held by unconsolidated associated companies, which had been fully reserved.
4) Reserve against the stated liquidation value of preferred stock received as a dividend.

                                                              Addition or (deductions)    Other
                                                   Balance    Charged or (credited) to    Additions or     Balance
Description                                       12/31/98    Expenses                    (deductions)      12/31/99
Reserves deducted from related assets:

Doubtful accounts receivable                         $ 9.2       $ 1.0                         $(0.9)/1/      $ 9.3

Total investments and advances and other assets      $19.8       $(4.7)/2/                     $(2.4)/3/      $17.5

1)   Principally bad debts written off, less recoveries.
2) Liquidation of certain investments held by unconsolidated associated companies, which had been fully reserved.
3)   Reclassification of reserve

                                                              Addition or (deductions)    Other
                                                   Balance    Charged or (credited) to    Additions or     Balance
Description                                       12/31/97    Expenses                    (deductions)      12/31/98
Reserves deducted from related assets:

Doubtful accounts receivable                        $10.0        $ 0.2                         $(1.0)/1/      $ 9.2

Total investments and advances and other assets     $23.0        $ 1.5 /2/                     $(1.9)/4/      $19.8
                                                                 $(2.8)/3/

1)   Principally bad debts written off, less recoveries.
2)   Provision against unconsolidated equity investments.
3) Liquidation of certain investments in unaffiliated companies, which had been fully reserved.
4) Reclassification of allowances related to unconsolidated equity investments and reserve against the stated liquidation value of preferred stock received as a dividend.

                                 Exhibit Index

 Exhibit No.        Description
 -----------        -----------
 2.1(a)      Transfer and Distribution Agreement dated as of December 17, 1993 between American Cyanamid Company ("Cyanamid") and the Registrant
             (incorporated by reference to exhibit 2.1 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

 2.1(b) Transfer and Distribution Agreement Amendment, dated April 8, 1997 between Cyanamid and the Registrant (incorporated by reference to exhibit 2.1(a) to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1997).

 2.1(c)      Transfer and Distribution Agreement Second Amendment, dated as of
             January 22, 1999, between Cyanamid and the Registrant (incorporated by reference to exhibit 2.1(c) to Registrant's annual report on Form 10-K for the year ended December 31, 1998).

 2.2(a) Preferred Stock Repurchase Agreement, dated as of August 17, 1995, between Cyanamid and the Registrant (incorporated by reference to exhibit 2(b) to Registrant's registration statement on Form S-3, registration number 33-97328).

 2.2(b) Amendment No. 1 to Preferred Stock Repurchase Agreement, dated as of October 10, 1995, between Cyanamid and Registrant (incorporated by reference to exhibit 2(c) to Registrant's registration statement on Form S-3, registration number 33-97328).

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

  4.3 Form of Series C Preferred Stock Certificate (incorporated by reference to exhibit 4.7 to Registrant's registration statement on Form 10).

 4.4(a) Indenture, dated as of March 15, 1998 between the Registrant and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's current report on Form 8-
             K, dated March 18, 1998).

 4.4(b)      Supplemental Indenture, dated as of May 11, 1998 between the
             Registrant and PNC Bank National Association, as Trustee
             (incorporated by reference to Exhibit 4.2 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

 4.5         6.50% Global Note due March 15, 2003 (incorporated by reference to
             Exhibit 4.2 of Registrant's current report on Form 8-K dated March
             18, 1998).

 4.6         6.75% Global Note due March 15, 2008 (incorporated by reference to
             Exhibit 4.3 of Registrant's current report on Form 8-K dated March
             18, 1998).

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

 10.3        Intellectual Property Agreements, each dated as of December 17,
             1993 and each between Cyanamid and Cytec Technology Corp.
             (consisting of (i) Assignment of U.S. Patents, (ii) Assignment of
             U.S. Patent Applications, (iii) Assignment of Foreign Patents and
             Patent Applications, (iv) Assignment of Records of Invention, (v)
             Exclusive Patent and Knowhow License, (vi) Option Agreement for Non-
             Exclusive Patent and Knowhow License, (vii) Non-Exclusive Patent and Knowhow License, (viii) Agreement re access to CL File and (ix)
             Assignment of Knowhow)(incorporated by reference to exhibit 10.7 to Registrant's annual report on Form 10-K for the year ended December
             31, 1993).

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

 10.12(b)    Form of Performance Stock Award/Performance Cash Award Grant
             Letter. (incorporated by reference to exhibit 10.12(b) to Registrant's annual report on Form 10-K for the year ended December
             31, 1999).

 10.12(c) Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 22, 2001.

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

 10.12(f) Rule No. 3 under 1993 Stock Award and Incentive Plan, as amended through March 10, 2000 (incorporated by reference to exhibit
             10.12(f) of Registrant's annual report on Form 10-K for year ended
             December 31, 1999).

 10.12(g)    Executive Income Continuity Plan, as amended through January 22,
             2001.

 10.12(h)    Key Manager Income Continuity Plan, as amended through December 15,
             2000.

 10.12(i)    Employee Income Continuity Plan, as amended through May 13, 1996
             (incorporated by reference to exhibit 10.13(i) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1996).

 10.12(j)    Cytec Excess Retirement Benefit Plan, as amended through May 11,
             2000 (incorporated by reference to exhibit 10.12(j) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000)

 10.12(k)    Cytec Supplemental Employees Retirement Plan, as amended through
             April 13, 2000 (incorporated by reference to exhibit 10.12(k) to Registrant's quarterly report on Form 10-Q for the quarter ended
             June 30, 2000).

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

 10.12(n) Cytec Supplemental Savings and Profit Sharing Plan, as amended through December 29, 1999 (incorporated by reference to exhibit
             10.12(n) to Registrant's annual report on form 10-K for the year ended December 31, 1999).

 10.12(o)    Consulting Agreement between the Registrant and D.D. Fry, dated
             January 25, 1999 as revised and restated March 3, 1999
             (incorporated by reference to exhibit 10.13(o) to Registrant's annual report on Form 10-K for the year ended December 31, 1998).

 10.12(p)    Amended and Restated Trust Agreement effective as of December 15,
             1994 between the Registrant and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Registrant's annual report on Form 10-K for the year ended
             December 31, 1999).

 10.12(q)    Deferred Compensation Plan (incorporated by reference to exhibit
             10.13(q) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

 10.12(r)    Restricted Stock Award Agreement - Mark Andrekovich dated August
             30, 1999.

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

 12          Computation of Ratio of Earnings to Fixed Charges

 21          Subsidiaries of the Company

 23          Consent of KPMG LLP

 24(a-f)     Powers of Attorney of J. E. Akitt, F. W. Armstrong, C.A. Davis, L.
             L. Hoynes, Jr., W. P. Powell and J. R. Satrum.