Form 10-Q
period 2001-03-31
CYTEC INDUSTRIES INC/DE/
filed 2001-05-14
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,399,211 shares of Common Stock, par value $.01 per share, were outstanding at March 31, 2001.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                          Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements                                 3

           Consolidated Statements of Income                                 3

           Consolidated Balance Sheets                                       4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        6

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 14

    Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             21

Part II - Other Information                                                 22

    Item 1.  Legal Proceedings                                              22

    Item 2.  Changes in Securities and Use of Proceeds                      23

    Item 6.  Exhibits and Reports on Form 8-K                               23

  Exhibit Index                                                             25

                         PART I - FINANCIAL INFORMATION

Item 1.   - CONSOLIDATED FINANCIAL STATEMENTS


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                                                                 Three Months
                                                                                                     Ended
                                                                                                  March 31,
                                                                                       ---------------------------------
                                                                                          2001                 2000
                                                                                       ------------        -------------
Net sales                                                                            $       376.1       $        368.8

Manufacturing cost of sales                                                                  294.2                264.9
Selling and technical services                                                                28.8                 34.2
Research and process development                                                               8.6                  9.5
Administrative and general                                                                    10.4                 11.4
Amortization of acquisition intangibles                                                        3.1                  3.1
                                                                                       ------------        -------------

Earnings from operations                                                                      31.0                 45.7

Other income (expense), net                                                                   (0.4)                 4.1

Equity in earnings of associated companies                                                     0.2                  6.5

Interest expense, net                                                                          4.5                  7.3
                                                                                       ------------        -------------

Earnings before income taxes                                                                  26.3                 49.0

Income tax provision                                                                           9.1                 16.9
                                                                                       ------------        -------------

Net earnings                                                                         $        17.2       $         32.1
                                                                                       ============        =============

Earnings per common share
        Basic                                                                                $0.43                $0.77
        Diluted                                                                              $0.41                $0.74


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                        March 31,         December 31,
                                                                                          2001                2000
                                                                                      --------------      ------------
ASSETS

Current assets
    Cash and cash equivalents                                                       $          15.6     $        56.8
    Accounts receivable, less allowance for doubtful accounts
        of $8.6 and $8.8 in 2001 and 2000, respectively                                       262.3             271.4
    Inventories                                                                               165.3             162.7
    Deferred income taxes                                                                      40.6              42.6
    Other current assets                                                                       35.3              34.3
                                                                                      --------------      ------------
        Total current assets                                                                  519.1             567.8

Investment in associated companies                                                             92.7              94.8

Plants, equipment and facilities, at cost                                                   1,332.4           1,326.3
    Less:  accumulated depreciation                                                          (718.8)           (710.1)
                                                                                      --------------      ------------
        Net plant investment                                                                  613.6             616.2


Acquisition intangibles, net of accumulated amortization                                      385.8             384.4
Deferred income taxes                                                                          41.9              36.8
Other assets                                                                                   21.5              19.4
                                                                                      --------------      ------------
Total assets                                                                        $       1,674.6     $     1,719.4
                                                                                      ==============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                $          97.5     $       111.0
    Accrued expenses                                                                          177.1             179.6
    Income taxes payable                                                                       51.4              68.3
                                                                                      --------------      ------------
        Total current liabilities                                                             326.0             358.9

Long-term debt                                                                                311.5             311.2
Other noncurrent liabilities                                                                  419.4             433.1

Stockholders' equity

    Preferred stock, 20,000,000 shares authorized; issued and outstanding 4,000 shares, Series C Cumulative,
        $.01 par value at liquidation value of $25 per share                                    0.1               0.1
    Common stock, $.01 par value per share, 150,000,000
        shares authorized; issued 48,132,640 shares                                             0.5               0.5
    Additional paid-in capital                                                                144.0             154.7
    Retained earnings                                                                         772.2             755.1
    Unearned compensation                                                                      (4.6)             (3.9)
    Additional minimum pension liability                                                       (1.9)             (1.9)
    Accumulated translation adjustments                                                       (43.7)            (32.7)
    Treasury stock, at cost, 7,733,429 shares in 2001 and
        7,966,229 shares in 2000                                                             (248.9)           (255.7)
                                                                                      --------------      ------------
        Total stockholders' equity                                                            617.7             616.2
                                                                                      --------------      ------------
Total liabilities and stockholders' equity                                          $       1,674.6     $     1,719.4
                                                                                      ==============      ============


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                     2001         2000
                                                                                   ---------   -----------
Cash flows provided by (used for) operating activities
    Net earnings                                                                 $     17.2  $       32.1
    Noncash items included in earnings:
      Dividends from associated companies greater
         (less) than earnings                                                           1.5          (5.9)
      Depreciation                                                                     19.1          20.5
      Amortization                                                                      2.8           3.8
      Deferred income taxes                                                            (2.5)          5.9
      Other                                                                             0.1           0.2
    Changes in operating assets and liabilities
      Accounts receivable                                                               2.7         (13.1)
      Inventories                                                                      (6.3)        (15.3)
      Accounts payable                                                                (12.0)        (10.5)
      Accrued expenses                                                                 (6.2)         (0.6)
      Income taxes payable                                                             (9.6)          3.3
      Other assets                                                                     (1.1)        (12.5)
      Other liabilities                                                                (9.4)         (4.0)

                                                                                   ---------   -----------
Net cash flows provided by (used for) operating activities                             (3.7)          3.9
                                                                                   ---------   -----------

Cash flows provided by (used for) investing activities
    Additions to plants, equipment and facilities                                     (17.0)        (15.7)
    Proceeds received on sale of assets                                                 1.0           1.3
    Acquisition of businesses                                                          (9.0)            -
    Investment in unconsolidated affiliate                                             (0.5)            -

                                                                                   ---------   -----------
Net cash flows used for investing activities                                          (25.5)        (14.4)
                                                                                   ---------   -----------

Cash flows provided by (used for) financing activities
    Proceeds from the exercise of stock options                                         5.2           2.5
    Purchase of treasury stock                                                        (16.6)        (13.8)
    Change in long-term debt                                                            0.3          13.3
    Proceeds received on sale of put options                                            0.5           0.2

                                                                                   ---------   -----------
Net cash flows provided by (used for) financing activities                            (10.6)          2.2
                                                                                   ---------   -----------

Effect of exchange rate changes on cash and cash equivalents                           (1.4)         (0.2)

                                                                                   ---------   -----------
Decrease in cash and cash equivalents                                                 (41.2)         (8.5)

Cash and cash equivalents, beginning of period                                         56.8          12.0
                                                                                   ---------   -----------
Cash and cash equivalents, end of period                                         $     15.6  $        3.5
                                                                                   =========   ===========


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(1)      BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of March 31, 2001 and for the three months ended March 31, 2001 and 2000. Such adjustments are of a normal, recurring nature. The consolidated statement of income for the three months ended March 31, 2001 is not necessarily indicative of the results to be expected for the full year.


(2)      ACQUISITIONS AND DISPOSITIONS

On March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") for cash consideration of $8.2. The acquisition was recorded under the purchase method of accounting with the purchase price allocated to the identifiable assets received and liabilities assumed based on their estimated fair values. The acquisition resulted in goodwill of $3.5, which is included in Acquisition Intangibles in the Consolidated Balance Sheet and will be amortized on a straight-line basis over a period of up to 25 years. The acquired business has been integrated into the Company's Specialty Materials segment.

On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture effective as of September 1, 2000 from the Company's partner, LaRoche Industries Inc. ("LaRoche"). The Company paid cash consideration of $0.8 and also released certain claims against LaRoche relating to LaRoche's rejection of the partnership agreements. The acquisition was recorded under the purchase method of accounting with the purchase price allocated to the identifiable assets received and liabilities assumed based on their estimated fair values. Goodwill was not recognized as a result of this transaction. For more information on the ammonia production facility and the Avondale Ammonia Company manufacturing joint venture, see further discussions contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations and Note 13 to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K, which is incorporated by reference herein.

On November 1, 2000, the Company completed the sale of its Paper Chemicals business. On July 10, 2000, the Company completed the sale of its 50% interest in Criterion Catalyst Company LP ("Criterion"). For more information on the 2000 disposition transactions, refer to Note 2 to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K, which is incorporated by reference herein.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(3)      RESTRUCTURING OF OPERATIONS

In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. As of March 31, 2001, approximately 83 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2001. As of March 31, 2001, cash payments of $3.8 had been made for these charges. At March 31, 2001, the remaining liability to be paid was $5.0.

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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three months ended March 31, 2001 and 2000:

                                                                        Three Months Ended March 31,
                                                                2001                                          2000
                                                                ----                                          ----
                                                           WEIGHTED AVG.      PER                        WEIGHTED AVG.       PER
                                             INCOME           SHARES         SHARE        INCOME            SHARES          SHARE
                                          (NUMERATOR)      (DENOMINATOR)     AMOUNT     (NUMERATOR)      (DENOMINATOR)     AMOUNT
                                          -----------      -------------     ------     -----------      -------------     ------
BASIC EPS
Net earnings                                    $17.2         40,416,369      $0.43          $32.1         41,651,741       $0.77

EFFECT OF DILUTIVE SECURITIES
Options                                             -          1,612,400          -              -          1,522,186          -
Performance/Restricted stock                        -            111,515          -              -             56,390          -
Warrants                                            -             13,579          -              -              2,425          -
DILUTED EPS
-----------
Net earnings divided by the
  weighted average shares plus
  effects of dilutive
  securities                                    $17.2         42,153,863      $0.41          $32.1         43,232,742      $0.74

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(5)      RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general under SFAS 133, as amended, all derivative instruments must be recognized on the balance sheet at fair value. SFAS 133 also establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against changes in fair value of the hedged item through earnings or recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that are not hedges as well as the ineffective portion of hedges must be adjusted to fair value through earnings.

As discussed more thoroughly in Notes 1 and 4 to the consolidated financial statements contained in the Company's 2000 Annual Report on Form 10-K, which is incorporated by reference herein, the Company holds certain interest rate, commodity, foreign exchange and other derivative instruments. In connection with the adoption of SFAS 133, the Company established the following change in accounting practices regarding its derivative instruments:

     INTEREST RATE SWAP AGREEMENTS
     The Company uses fixed and floating interest rate swap agreements to synthetically obtain lower cost borrowings and to alter its exposure to the impact of changing interest rates on the consolidated results of operations and future cash outflows for interest. At January 1, 2001, the Company was a party to four interest rate swap agreements: Two of the interest rate swap agreements have virtually offsetting terms, another interest rate swap agreement effectively converts variable rate interest obligations to fixed rate obligations and the fourth swap agreement, which effectively converted a portion of the Company's fixed rate borrowings to a floating rate, was terminated during January 2001.

     At January 1, 2001, the carrying amounts of the interest rate swap agreements approximated fair values. Accordingly, a cumulative-effect-type adjustment of adopting SFAS 133 was not required. At March 31, 2001 the interest rate swap agreements have been recorded on the balance sheet at their respective fair values with offsetting amounts recognized in interest expense, net.

     COMMODITY CONTRACTS
     The Company selectively utilizes natural gas derivative contracts principally forward contracts, which are settled through actual delivery of the physical commodity, to hedge its exposure to price risk associated with the purchase of natural gas primarily for utilities.

     SFAS 133, as amended, permits the Company to continue its accounting practice of recognizing gains and losses on these contracts in the cost of the commodity upon settlement of the contract.

     FOREIGN EXCHANGE FORWARD CONTRACTS
     Foreign exchange forward contracts are utilized by the Company to hedge accounts receivable, accounts payable and inter-company loans that are denominated in a currency other than the functional currency of the business. The Company's criteria to qualify for hedge accounting is that the instrument

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

     must relate to a foreign currency asset or liability whose terms have been identified, be in the same currency as the hedged item, have a maturity date that strongly correlates to the maturity date of the underlying transaction and reduce the risk of exchange movement on the Company's operations.

     At January 1, 2001, the carrying amounts of the foreign exchange forward contracts approximated fair values. Accordingly, a cumulative-effect-type adjustment of adopting SFAS 133 was not required. At March 31, 2001 the foreign exchange forward contracts have been recorded on the balance sheet at their respective fair values with offsetting amounts recognized in other income (expense), net, together with the offsetting gain or loss on the hedged asset or liability.

     OTHER
     The Company has concluded that the MandataOry Par Put Remarketed
     Securities SM and put options indexed to the Company's stock are excluded from the scope of SFAS 133. The Company continues to account for these instruments in accordance with the applicable generally accepted accounting principles.

During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), and upon adoption, the Company reclassified certain prior period comparative amounts in the Consolidated Statements of Income. EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items. The Company previously followed the common practice of netting shipping costs against shipping revenues as a component of net sales, while handling costs, such as warehousing expenses, were included as a component of selling and technical services expense. As a result of reclassifying shipping costs to cost of sales, previously reported sales increased $8.4 for the first quarter of 2000. As a result of reclassifying handling and warehousing expenses to cost of sales, previously reported selling and technical service expenses decreased $5.3 for the first quarter of 2000. Previously reported costs of sales are commensurately higher. These reclassifications had no effect on previously reported operating profit or net income.


(6)      INVENTORIES

The components of inventories at March 31, 2001 and December 31, 2000 consisted of the following:

                                                    March 31,     December 31,
                                                       2001            2000
                                                       ----            ----
               Finished goods                        $ 111.7         $ 115.0
               Work in process                          19.0            15.0
               Raw materials & supplies                 69.0            67.1
                                                     -------         -------
                                                       199.7           197.1
               Less reduction in LIFO cost             (34.4)          (34.4)
                                                     --------        --------
                                                     $ 165.3         $ 162.7
                                                     ========        =======

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(7)      EQUITY IN EARNINGS OF ASSOCIATED COMPANIES

Summarized financial information for the Company's equity in earnings of associated companies for the three months ended March 31, 2001 and 2000 is as follows:

                                                   Three Months
                                                       Ended
                                                     MARCH 31,
                                                     ---------
                                            2001                    2000
                                            ----                    ----
Net sales                                   $78.2                  $164.0
Gross profit                                 12.8                    41.3
Net income                                   (0.7)                   19.8
                                            ------                 ------
The Company's equity in earnings
 of associated companies                     $0.2                    $6.5
                                            ======                 ======


(8)      ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so. The Company's most significant environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by the Company. The Company is also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Since the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, additional sites that may be environmentally impaired and for which the Company may be responsible.

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

In accordance with the above policies, as of March 31, 2001 and December 31, 2000, the aggregate environmental related accruals were $103.0 and $104.7, respectively, of which $20.0 was included in accrued expenses as of both dates, with the

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2001 and 2000 was $2.2 and $2.6, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

(9)      COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2001 and 2000 was as follows:

                                                                                       Three Months Ended
                                                                                           MARCH 31,
                                                                                       2001          2000
                                                                                       ----          ----
             Net earnings                                                             $17.2         $32.1
             Other comprehensive income (loss):
                Foreign currency translation adjustments                              (11.0)         (4.0)
                                                                                      ------         -----
             Comprehensive income                                                     $ 6.2         $28.1
                                                                                      ======        =====


(10)     OTHER FINANCIAL INFORMATION

Taxes paid for the three months ended March 31, 2001 and 2000 were approximately $22.5 and $3.1, respectively. Included in the first quarter of 2001 were taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business offset by credits for other items. Interest paid for the three months ended March 31, 2001 and 2000 was approximately $6.1 and $8.3, respectively.

At March 31, 2001 and December 31, 2000, the Company's long-term debt consisted of public debt in the amounts of $311.5 and $311.2, respectively.

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through March 31, 2001, the Company had repurchased 661,391 shares at a cost of $22.1 under this program.

In connection with the Company's stock repurchase program, during the three months ended March 31, 2001 the Company sold 100,000 put options that expire in July 2001 and 100,000 put options that expire in August 2001 at exercise prices of $31.528 per share and $31.347 per share, respectively. The put options were sold to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The Company received premiums of approximately $0.5 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement).

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(11)     SEGMENT INFORMATION

Summarized segment information for the Company's four segments for the three months ended March 31, 2001 and 2000 is as follows:


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               2001               2000
                                                                               ----               ----
             NET SALES
             Water and Industrial Process Chemicals                      $     88.0         $    99.4
             Performance Products                                             112.4             121.3
             Specialty Materials                                              116.0              99.8
             Building Block Chemicals
               Sales to external customers                                     59.7              48.3
               Intersegment sales                                              13.8              13.4
                                                                         ----------         ---------

             Net sales from segments                                          389.9             382.2

             Elimination of intersegment revenue                              (13.8)            (13.4)
                                                                         ----------         ---------
             Total consolidated net sales                                   $ 376.1           $ 368.8
                                                                         ==========         =========
                                                                                    % of                 % of
             EARNINGS (LOSS) FROM OPERATIONS                                       SALES                 SALES
             -------------------------------                                       -----                 -----
             Water and Industrial Process Chemicals                      $ 8.2       9%       $10.0       10%
             Performance Products                                          3.9       3%        15.0       12%
             Specialty Materials                                          28.2      24%        18.5       19%
             Building Block Chemicals                                     (8.3)    -11%         4.0        6%
                                                                       -------               ------

             Earnings from segments                                       32.0       8%        47.5       12%

             Corporate and Unallocated                                    (1.0)                (1.8)
                                                                        - ----                -----
             Total consolidated earnings from operations                 $31.0       8%       $45.7       12%
                                                                         =====                =====


           (Millions of dollars, except share and per share amounts)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF 2001 VERSUS FIRST QUARTER OF 2000

Net sales for the first quarter of 2001 were $376.1, compared with $368.8 for the first quarter of 2000. The increase was due to sales increases in the Specialty Materials and Building Block Chemicals segments of $16.2 and $11.4, respectively that were partially offset by sales decreases in the Water and Industrial Process Chemicals and Performance Products segments of $11.4 and $8.9, respectively. Excluding the effects of the November 1, 2000 Paper Chemicals business divestiture, sales in the Water and Industrial Chemicals segment increased $7.6.

Net sales in the United States were $202.2 for the first quarter of 2001, compared with $199.7 for the first quarter of 2000. International net sales were $173.9 for the first quarter of 2001, or 46.2% of total net sales, compared with $169.1, or 45.9% of total net sales for the first quarter of 2000.

In the North America region (i.e., United States and Canada), net sales were $218.2 for the first quarter of 2001, up 1.0% from the prior year period. Overall, selling volumes decreased 3.4% in the region due to a 4.7% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 15.9%, Performance Products decreased 11.5%, Specialty Materials increased 18.0% and Building Block Chemicals decreased 14.6%. The volumes decrease in Water and Industrial Process Chemicals was due to the divestiture of the Paper Chemicals business. Excluding this divestiture, selling volumes in Water and Industrial Process Chemicals increased approximately 5.0%. Overall, selling prices increased 4.9% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 0.5%, Performance Products increased 2.5%, Specialty Materials increased 0.2% and Building Block Chemicals increased 33.1%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.5%.

In the Europe/Mideast/Africa region, net sales were $87.6 for the first quarter of 2001, up 1.9% from the prior year period. Overall, selling volumes increased 5.1% in the region, despite a 4.7% volume decrease due to the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals increased 6.8%, Performance Products decreased 3.9%, Specialty Materials increased 14.2% and Building Block Chemicals increased 3.7%. Excluding the effects of the Paper Chemicals business divestiture, selling volumes in Water and Industrial Process Chemicals increased approximately 24.4%, primarily due to increased selling volumes of water and phosphine chemical products. Overall, selling prices increased 0.5% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 0.7%, Performance Products increased 2.0% and Specialty Materials and Building Block Chemicals were flat. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.7%.

In the Asia/Pacific region, net sales were $45.2 for the first quarter of 2001, down 0.7% from the prior year period. Overall, selling volumes decreased 3.8% in the region, due to a 6.7% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process

           (Millions of dollars, except share and per share amounts)

Chemicals decreased 27.5%, Performance Products decreased 8.2%, Specialty Materials increased 13.8% and Building Block Chemicals increased 20.5%. The volumes decrease in Water and Industrial Process Chemicals was primarily due to the divestiture of the Paper Chemicals business. Excluding the effects of the divestiture, selling volumes in Water and Industrial Process Chemicals decreased approximately 4.4%. Overall, selling prices increased 5.8% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 4.2%, Performance Products increased 2.0%, Specialty Materials was flat and Building Block Chemicals increased 13.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 2.7%.

In the Latin America region, net sales were $25.1 for the first quarter of 2001, up 17.8% from the prior year period. Overall, selling volumes increased 21.6% in the region, despite an 8.4% volume decrease due to the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals increased 5.9%, and Performance Products increased 26.9%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Excluding the effects of the Paper Chemicals business divestiture, selling volumes in Water and Industrial Process Chemicals increased approximately 17.9% reflecting increased selling volumes of water and mining chemical products. Overall, selling prices increased 2.8% in the region. Water and Industrial Process Chemicals increased 1.1% and Performance Products increased 7.9%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 6.6%.

Manufacturing cost of sales was $294.2 or 78.2% of net sales in the first quarter of 2001, compared to $264.9, or 71.8% of net sales for the prior year period. Manufacturing costs as a percentage of net sales increased primarily due to higher raw material and energy costs, particularly natural gas, and the net adverse effects of exchange rate changes, particularly in the Europe and Asia/Pacific regions. The Company implemented some price increases during the quarter. The favorable effect from these increases was more than offset by high raw material prices and the adverse effect of exchange rate changes.

Operating expenses decreased period-over-period. Specifically, selling and technical services expenses decreased $5.4 and research and process development expenses decreased $0.9 primarily due to actions taken in connection with the sale of the Paper Chemicals business. Also, administrative and general expenses decreased $1.0 from the prior year period.

Other income (expense), net was a net expense of $0.4 for the first quarter of 2001, as compared to income of $4.1 for the prior year period. First quarter of 2000 included a gain of $4.2, net of expenses, received from an insurance settlement agreement entered into with a group of insurance carriers in an environmental coverage suit. The Company's objective is to monetize certain assets and real estate that it inherited from American Cyanamid Company or has since obtained through acquisitions. The Company has consistently generated other income in the $5.0 to $10.0 range annually and is working on certain transactions that are expected to generate other income of a similar level this year, although the timing is not certain. This income does not occur evenly throughout the year.

Equity in earnings of associated companies, which represents the Company's before-tax share of its associates' earnings, was $0.2 for the first quarter of 2001, a decrease of $6.3 from the prior year period. First quarter of 2000 included $4.2 of earnings from the Criterion Catalyst joint venture, which was divested on July 10, 2000. The decrease was also due to continuing weak demand

           (Millions of dollars, except share and per share amounts)

at CYRO Industries. The Company expects to see this extend into the second quarter with moderate improvement in the second half of this year. On April 17, 2001, CYRO Industries announced it will shut down a manufacturing facility located in Niagara Falls, Ontario, Canada and will move the production to its other manufacturing facilities in the United States. This action, which is expected to reduce costs, is expected to be completed this year and is expected to result in a restructuring charge of approximately $4 to $5 million in the second quarter of this year, of which the Company's share would be half.

Interest expense, net was $4.5 for the first quarter of 2001, a decrease of $2.8 from the prior year period. The decrease reflects the lower outstanding debt levels during the first quarter of 2001.

The income tax provision was $9.1 for the first quarter of 2001 and $16.9 for the prior year period, which reflects an underlying effective tax rate of 34.5% for both periods.

Net earnings for the first quarter of 2001 were $17.2, or $0.41 per diluted share, compared to $32.1, or $0.74 per diluted share for the prior year period. Included in the first quarter of 2000 was an after-tax gain of $2.8, or $0.06 per diluted share from an environmental remediation insurance settlement. Excluding this item net earnings for the first quarter of 2000 were $29.3, or $0.68 per diluted share. The adjusted period-over-period decline in net earnings of $12.1, or $0.27 per diluted share was primarily due to the slowing U.S. and Asian economies, the related inventory reductions and significant raw material and energy cost increases, which primarily impacted the Performance Products and Building Block Chemicals segments. This was partially offset by the increase in net sales and the favorable effect of the Company's stock repurchase program.

SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $88.0. Selling volumes increased 10.1%, excluding a 19.1% decrease related to the November 1, 2000 divestiture of the Paper Chemicals business. The adverse effects of exchange rate changes reduced sales 2.8%, while selling prices increased 0.3%.

Adverse exchange rate changes and higher raw material costs, primarily petroleum derivatives, such as acrylamide, more than offset the higher selling volumes in this quarter. In addition, certain plant manufacturing operations did not meet their performance standards. As a result, earnings from operations for the first quarter of 2001 were $8.2 or 9.3% of net sales, compared to $10.0 or 10.1% of net sales for the same period last year.

Performance Products:

Performance Products net sales were $112.4, a decrease of 7.3% from the previous year period. The slowing U.S. and Asian economies resulted in reduced demand from the automotive, plastics and general industrial markets served by this segment. As a result, selling volumes decreased 7.5%. The adverse effects of exchange rate changes decreased sales 2.4%, while selling prices increased 2.6%. The increase in selling prices was largely the result of price increases announced in November 2000 in the Coating and Performance Chemicals business.

           (Millions of dollars, except share and per share amounts)

Earnings from operations were $3.9 or 3.5% of net sales, compared to $15.0 or 12.4% of net sales for the prior year period. Operating earnings decreased because of lower sales, higher raw material costs (primarily those derived from natural gas) and exchange rate changes. Also, production levels were reduced to better align inventories with demand, which in turn resulted in reduced absorption of manufacturing fixed costs and, therefore, reduced earnings.

Specialty Materials:

Specialty Materials net sales were $116.0, an increase of 16.2% from the previous year period. Selling volumes increased 17.0%. The adverse effects of exchange rate changes decreased sales 0.9%, while selling prices were up 0.1%. The quarter-over-quarter increase in selling volumes was due to increased demand from large commercial, military and regional aircraft customers. During the quarter, Boeing demand increased and Airbus placed more orders as well.

Earnings from operations for the first quarter of 2001 were $28.2, compared to $18.5 for the prior year period. As a percentage of net sales, earnings from operations increased by approximately 6 percentage points to 24.3%. The growth in earnings from operations were primarily due to increased operating leverage, (i.e., the result of increasing sales without a commensurate increase in fixed costs). The increased demand from commercial airliner, military, regional and business jet customers is expected to continue through 2001.

On March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") for cash consideration of $8.2. The acquired business had 2000 sales of $15.0 and is expected to strengthen the Company's global position with complementary technologies and new aircraft qualifications. For further information on this acquisition see Note 2 of the Notes to Consolidated Financial Statements.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $59.7, an increase of 23.6% from the previous year period. For the segment overall, selling prices increased 22.4% and selling volumes increased 2.1%, while the adverse effect of exchange rate changes reduced sales 0.9%. The increase in selling prices was primarily due to higher acrylonitrile and melamine selling prices. Despite the overall price increase, the segment was adversely impacted by several factors including the high natural gas and energy costs and a slowing demand for acylonitrile, which more than offset the benefits of the higher selling prices. As a result, the segment incurred an operating loss of $8.3 for the first quarter of 2001, compared to operating earnings of $4.0 for the same period last year.

During the quarter the Company reduced the production rate of its acrylonitrile plant to 75% of capacity. The Company expects to extend the normally scheduled maintenance shut down of the acrylonitrite plant early in the second quarter from the normal three weeks to four weeks. The ammonia manufacturing facility was idled during December of 2000. Production was resumed in February when higher ammonia prices made it economically feasible. Ammonia prices and demand have since weakened and, in early April the facility was again idled.

On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the ammonia manufacturing joint venture effective as of September 1, 2000 from the Company's partner, LaRoche Industries Inc. ("LaRoche"), which is in Chapter 11 bankruptcy proceedings. The Company paid cash consideration of $0.8

           (Millions of dollars, except share and per share amounts)

and also released certain claims against LaRoche relating to LaRoche's rejection of the partnership agreements. For further information on this acquisition see
Note 2 of the Notes to Consolidated Financial Statements. This acquisition favorably resolves the financial issues the Company had with LaRoche and has allowed the Company to accelerate its evaluation of strategic options for the ammonia plant. The Company will continue to follow its economic discipline to drive operational and risk management decisions for all of its Building Block Chemicals operations.


LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2001, the Company's cash balance was $15.6, a decrease of $41.2 from year-end 2000.

Net cash flows used by operating activities were $3.7 for the three months ended March 31, 2001, compared with net cash flows provided by operating activities of $3.9 for the three months ended March 31, 2000. Included in the first quarter of 2001 was a tax payment of $22.5, which resulted from taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business offset by credits for other items.

During the first quarter of 2001, accounts receivable were improved by bringing some product swaps into balance and by reducing trade receivables days outstanding. Inventories increased during the first quarter of 2001, primarily in the Building Block Chemicals segment, which built inventories in advance of the acrylonitrite maintenance shut down and the ammonia plant shut down. Performance Product inventories decreased during the first quarter of 2001, as production levels in this segment were scaled back in line with market demand. Finally, in the Water and Industrial Process Chemicals and Specialty Materials segments inventories increased in-line with the increase in selling volumes and growing demand.

Accounts payable decreased during the first quarter of 2001, due to several factors. The acrylonitrile plant ran at 75% of capacity for approximately half of the first quarter, which resulted in a pay-down of the payables for raw material purchases. The plant had been running at 100% of capacity at year-end. The same holds true for the Coating and Performance Chemicals business. In addition, the ammonia plant had been shut down during the fourth quarter. As a result, the year-end payables balance also included amounts for externally purchased ammonia, which were subsequently paid during the first quarter of 2001. Accrued expenses decreased during the first quarter of 2001, in large part, due to incentive compensation payments related to 2000 results and payments related to the restructuring announced in the fourth quarter of 2000.

Net cash flows used for investing activities totaled $25.5 for the three months ended March 31, 2001, compared with $14.4 for the three months ended March 31, 2000. Included in 2001 was funding of $9.0 to acquire 3M's composite materials business and the remaining 50% interest in the assets of the ammonia manufacturing joint venture. Capital additions for the three months ended March 31, 2001 were $17.0, compared with $15.7 for the same period last year. For the full year 2001, the Company expects capital spending to be in the range of $75.0 to $80.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2001.

           (Millions of dollars, except share and per share amounts)

Net cash flows used for financing activities totaled $10.6 for the three months ended March 31, 2001, compared with net cash flows provided by financing activities of $2.2 for the three months ended March 31, 2000. In connection with the stock repurchase program discussed below, during the three months ended March 31, 2001, the Company purchased 499,900 shares of treasury stock at a cost of $16.6. This compares with the purchase of 542,400 shares of treasury stock at a cost of $13.8 during the three months ended March 31, 2000.

In connection with the Company's stock repurchase program, during the three months ended March 31, 2001 the Company sold 100,000 put options that expire in July 2001 and 100,000 put options that expire in August 2001 at exercise prices of $31.528 per share and $31.347 per share, respectively. The put options were sold to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The Company received premiums of approximately $0.5 on the sale of such options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock, (i.e., net cash or net share settlement).

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through March 31, 2001, the Company had repurchased 661,391 shares at a cost of $22.1 under this program.

           (Millions of dollars, except share and per share amounts)

OTHER

2001 Outlook:

The Company's second quarter expectation is to earn $0.60 to $0.65 per diluted share, excluding the Company's share of the expected CYRO Industries restructuring charge in connection with its Niagara plant shut down and any other restructuring charges the Company may incur. The current softness in the global economy and high raw material costs indicates a bias to the low end of that diluted earnings per share range.

The Company's earnings expectations for the full year of 2001 between $2.60 and $2.70 per diluted share, excluding the Company's share of any restructuring charges, remains unchanged. This performance expectation depends on both improved economic conditions and lower raw material and energy costs in the second half of 2001. The Company will continue to execute the growth strategies for its platform businesses, while aggressively focusing on operational excellence and cash flows.

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

           (Millions of dollars, except share and per share amounts)

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the global and regional economies; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; exchange rate fluctuations; the financial condition of joint venture partners; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.


Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at year-end, refer to Item 7a of the Company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 29, 2001 and incorporated by reference herein. During 2001, the Company executed various financial instrument transactions that do not materially alter the market risk assessment performed as of December 31, 2000. Included among those transactions are the following:

     In connection with the Company's stock repurchase program, during the three months ended March 31, 2001 the Company sold 100,000 put options that expire in July 2001 and 100,000 put options that expire in August 2001 at exercise prices of $31.528 per share and $31.347 per share, respectively. The put options were sold to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The Company received premiums of approximately $0.5 on the sale of such options. For a further discussion, see Note 10 of the Notes to Consolidated Financial Statements and further discussion in the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

     Part II - Other Information

Item 1.  LEGAL PROCEEDINGS
         ------------------

LEGAL PROCEEDINGS

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

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 13 cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island, Missouri, California, Texas, Illinois and Wisconsin. The suits have been brought by government entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including for the cost of monitoring, detecting and removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; and plaintiffs' attorneys' fees. The Company is sued primarily as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company. In some cases there are allegations that the Company is liable in its own right, but none of the complaints specify any acts on which such liability could be based.

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

See also the first four paragraphs of "Environmental Matters" under Item 1 of the Company's 2000 Annual Report on Form 10-K, which is incorporated by reference herein, and Note 8 of the Notes to the Consolidated Financial Statements (unaudited) on Part I, item (1).

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

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 10 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 for a description of certain put options sold by the Company.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a).     EXHIBITS

See Exhibit Index on page 25 for exhibits filed with this Quarterly Report on Form 10-Q.

                  (b).     REPORTS ON FORM 8-K

The Company has not filed a current report on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CYTEC INDUSTRIES INC.



                             BY:/S/JAMES P. CRONIN
                             ---------------------
                               James P. Cronin
                               Executive Vice President and Chief Financial
                               Officer



May 14, 2001

 EXHIBIT INDEX

10.12(f) Rule No. 3 under the 1993 Stock Award and Incentive Plan, as amended through April 6, 2001

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2001 and 2000

99        Material Incorporated by reference from the 2000 Annual Report on Form
          10-K