Form 10-Q
period 2001-06-30
CYTEC INDUSTRIES INC/DE/
filed 2001-08-14
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

/       /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -------               SECURITIES EXCHANGE ACT OF 1934

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 40,239,712 shares of Common Stock, par value $.01 per share, were outstanding at June 30, 2001.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page

Part I -  Financial Information

         Item 1.      Consolidated Financial Statements                      3

                      Consolidated Statements of Income                      3

                      Consolidated Balance Sheets                            4

                      Consolidated Statements of Cash Flows                  5

                      Notes to Consolidated Financial Statements             6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         14

         Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                     23

Part II - Other Information                                                 24

         Item 1.      Legal Proceedings                                     24

         Item 2.      Changes in Securities and Use of Proceeds             25

         Item 4.      Submission of Matters to a Vote of Security Holders   25

         Item 6.      Exhibits and Reports on Form 8-K                      25

  Exhibit Index                                                             27

                         PART I - FINANCIAL INFORMATION

Item 1.   - CONSOLIDATED FINANCIAL STATEMENTS


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                                     Three Months                               Six Months
                                                                         Ended                                    Ended
                                                                       June 30,                                  June 30,
                                                           ----------------------------------         ------------------------------
                                                               2001                 2000                  2001             2000
                                                           -------------        -------------         --------------   -------------
Net sales                                                $        354.1       $        389.0        $         730.2   $       757.9

Manufacturing cost of sales                                       269.2                280.6                  563.4           545.7
Selling and technical services                                     29.0                 34.3                   57.8            68.5
Research and process development                                    8.5                  9.3                   17.1            18.8
Administrative and general                                         11.0                 12.2                   21.4            23.6
Amortization of acquisition intangibles                             3.2                  3.1                    6.3             6.1
                                                           -------------        -------------         --------------   -------------

Earnings from operations                                           33.2                 49.5                   64.2            95.2

Other income, net                                                   6.7                 16.2                    6.4            20.3

Equity in earnings (losses) of associated companies                (2.8)                 3.5                   (2.6)           10.0

Interest expense, net                                               5.2                  7.1                    9.8            14.4
                                                           -------------        -------------         --------------   -------------

Earnings before income taxes                                       31.9                 62.1                   58.2           111.1

Income tax provision                                               11.0                 21.4                   20.1            38.3
                                                           -------------        -------------         --------------   -------------

Net earnings                                             $         20.9       $         40.7        $          38.1   $        72.8
                                                           =============        =============         ==============   =============

Earnings per common share
        Basic                                                     $0.52                $0.99                  $0.94           $1.76
        Diluted                                                   $0.50                $0.95                  $0.91           $1.69

                See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


                                                                                          June 30,                December 31,
                                                                                            2001                      2000
                                                                                      ------------------         ---------------
ASSETS

Current assets
     Cash and cash equivalents                                                      $              37.6        $           56.8
     Accounts receivable, less allowance for doubtful accounts
          of $8.5 and $8.8 in 2001 and 2000, respectively                                         244.8                   271.4
     Inventories                                                                                  152.3                   162.7
     Deferred income taxes                                                                         32.6                    42.6
     Other current assets                                                                          35.8                    34.3
                                                                                      ------------------         ---------------
          Total current assets                                                                    503.1                   567.8

Equity in net assets of and advances to associated companies                                       88.6                    94.8

Plants, equipment and facilities, at cost                                                       1,337.7                 1,326.3
     Less:  accumulated depreciation                                                             (729.0)                 (710.1)
                                                                                      ------------------         ---------------
          Net plant investment                                                                    608.7                   616.2

Acquisition intangibles, net of accumulated amortization                                          384.0                   384.4
Deferred income taxes                                                                              46.4                    36.8
Other assets                                                                                       25.1                    19.4
                                                                                      ------------------         ---------------
Total assets                                                                        $           1,655.9        $        1,719.4
                                                                                      ==================         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                               $              83.2        $          111.0
     Accrued expenses                                                                             161.0                   179.6
     Income taxes payable                                                                          49.6                    68.3
                                                                                      ------------------         ---------------
          Total current liabilities                                                               293.8                   358.9

Long-term debt                                                                                    311.8                   311.2
Other noncurrent liabilities                                                                      422.5                   433.1

Stockholders' equity

     Preferred stock, 20,000,000 shares authorized; issued and outstanding 4,000 shares, Series C Cumulative,
          $.01 par value at liquidation value of $25 per share                                      0.1                     0.1
     Common stock, $.01 par value per share, 150,000,000
          shares authorized; issued 48,132,640 shares                                               0.5                     0.5
     Additional paid-in capital                                                                   142.4                   154.7
     Retained earnings                                                                            793.1                   755.1
     Unearned compensation                                                                         (6.7)                   (3.9)
     Additional minimum pension liability                                                          (1.9)                   (1.9)
     Accumulated translation adjustments                                                          (45.5)                  (32.7)
     Treasury stock, at cost, 7,892,928 shares in 2001 and
          7,966,229 shares in 2000                                                               (254.2)                 (255.7)
                                                                                      ------------------         ---------------
          Total stockholders' equity                                                              627.8                   616.2
                                                                                      ------------------         ---------------
Total liabilities and stockholders' equity                                          $           1,655.9        $        1,719.4
                                                                                      ==================         ===============

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                     2001           2000
                                                                                  -----------   --------------
Cash flows provided by (used for) operating activities
     Net earnings                                                               $       38.1  $          72.8
     Noncash items included in earnings:
       Dividends from associated companies, greater (less)
          than equity in earnings                                                        5.0             (5.9)
       Depreciation                                                                     38.7             40.9
       Amortization                                                                      5.4              7.4
       Deferred income taxes                                                             0.5             20.9
       Gain on sale of assets                                                           (1.9)            (7.1)
       Other                                                                            (4.9)             0.6
     Changes in operating assets and liabilities
       Accounts receivable                                                              20.1            (39.1)
       Inventories                                                                      10.6             (7.1)
       Accounts payable                                                                (20.7)            (2.7)
       Accrued expenses                                                                (14.9)             1.9
       Income taxes payable                                                             (9.5)               -
       Other assets                                                                     (8.5)           (14.4)
       Other liabilities                                                               (14.5)           (18.5)

                                                                                  -----------   --------------
Net cash flows provided by operating activities                                         43.5             49.7
                                                                                  -----------   --------------
Cash flows provided by (used for) investing activities
     Additions to plants, equipment and facilities                                     (32.7)           (32.6)
     Proceeds received on sale of assets                                                 2.8              9.9
     Acquisition of businesses, net of cash received                                    (9.8)               -
     Investment in unconsolidated affiliate                                             (0.5)               -

                                                                                  -----------   --------------
Net cash flows used for investing activities                                           (40.2)           (22.7)
                                                                                  -----------   --------------
Cash flows provided by (used for) financing activities
     Proceeds from the exercise of stock options and warrants                            7.5              3.0
     Purchase of treasury stock                                                        (29.0)           (37.5)
     Change in short-term borrowings                                                       -              0.1
     Change in long-term debt                                                            0.5              3.0
     Proceeds received on sale of put options                                            0.5              0.6

                                                                                  -----------   --------------
Net cash flows used for financing activities                                           (20.5)           (30.8)
                                                                                  -----------   --------------

Effect of exchange rate changes on cash and cash equivalents                            (2.0)            (0.8)

                                                                                  -----------   --------------
Decrease in cash and cash equivalents                                                  (19.2)            (4.6)

Cash and cash equivalents, beginning of period                                          56.8             12.0

                                                                                  -----------   --------------
Cash and cash equivalents, end of period                                        $       37.6  $           7.4
                                                                                  ===========   ==============

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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


(3)      RESTRUCTURING OF OPERATIONS

In the second quarter of 2001 the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $4.6 and selling and technical services, $0.8. The components of the restructuring charge included: employee severance costs; $4.3, asset write-downs; $0.9 and

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

other costs of $0.2. The personnel reductions are expected to be completed by the end of 2001. As of June 30, 2001, no cash payments had been made for these charges. In addition, during the second quarter of 2001 the Company recorded charges of $2.3 in equity in earnings (losses) of associated companies for its 50% share of CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. As of June 30, 2001, approximately 92 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2001. As of June 30, 2001, cash payments of $4.7 had been made for these charges. At June 30, 2001, the remaining liability to be paid was $4.1.


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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended June 30, 2001 and 2000:

                                                                        Three Months Ended June 30,
                                                          2001                                               2000
                                                          ----                                               ----
                                                       Weighted Avg.   Per                              Weighted Avg.   Per
                                             Income       Shares       Share                   Income      Shares       Share
                                          (Numerator)  (Denominator)   Amount               (Numerator) (Denominator)   Amount
                                          -----------  -------------   ------               ----------- -------------   ------
Basic EPS
---------
Net earnings                                    $20.9     40,413,966    $0.52                     $40.7    41,134,774    $0.99

Effect of dilutive securities
-----------------------------
Options                                             -      1,389,085        -                         -     1,643,377        -
Performance/Restricted stock                        -         96,742        -                         -       129,736        -
Warrants                                            -          3,335        -                         -         2,728        -
Diluted EP
-----------
Net earnings divided by the
  weighted average shares plus
  effects of dilutive
  securities                                    $20.9     41,903,128    $0.50                     $40.7    42,910,615    $0.95


                                                                         Six Months Ended June 30,
                                                          2001                                               2000
                                                          ----                                               ----
                                                       Weighted Avg.   Per                               Weighted Avg.   Per
                                             Income       Shares       Share                   Income       Shares      Share
                                          (Numerator)  (Denominator)   Amount               (Numerator)  (Denominator)  Amount
                                          -----------  -------------   ------               -----------  -------------  ------
Basic EPS
---------
Net earnings                                    $38.1     40,415,161    $0.94                     $72.8    41,393,258    $1.76

Effect of dilutive securities
-----------------------------
Options                                             -      1,500,743        -                         -     1,582,782        -
Performance/Restricted stock                        -        104,129        -                         -        93,063        -
Warrants                                            -          8,457        -                         -         2,577        -
Diluted EPS
-----------
Net earnings divided by the
  weighted average shares plus
  effects of dilutive
  securities                                    $38.1     42,028,489    $0.91                     $72.8    43,071,680    $1.69


(5)      RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Asset Retirement Obligation" ("SFAS 143"). SFAS 143 addresses the accounting and reporting requirements for legally unavoidable obligations associated with the retirement of tangible long-lived assets. In general, SFAS 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate those costs to expense using a systematic and rational method. SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is reviewing the potential impact of SFAS 143 on its consolidated results of operation and financial position.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires business combinations consummated after June 30, 2001 to be accounted for using the purchase method of accounting. It also modifies the criteria for recording intangible assets separate from goodwill. The Company expects to evaluate recorded goodwill and intangibles using the new criteria, which may result in certain intangibles being reclassified as goodwill, or vice versa. The provisions of SFAS 141 that apply to recording intangible assets separate from goodwill will become effective for the Company beginning January 1, 2002. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles with indefinite useful lives. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 will become effective for the Company beginning January 1, 2002 and will have the impact of reducing amortization of acquisition intangibles expense. Future periodic impairment reviews, however, may result in future write-downs.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general under SFAS 133, as amended, all derivative instruments must be recognized on the balance sheet at fair value. SFAS 133 also establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against changes in fair value of the hedged item through earnings or recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that are not hedges as well as the ineffective portion of hedges must be adjusted to fair value through earnings.

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

     At January 1, 2001, the carrying amounts of the interest rate swap agreements approximated fair values. Accordingly, a cumulative-effect-type adjustment of adopting SFAS 133 was not required. At June 30, 2001 the interest rate swap agreements have been recorded on the balance sheet at their respective fair values with offsetting amounts recognized in interest expense, net.

     COMMODITY CONTRACTS
     The Company selectively utilizes natural gas derivative contracts principally forward contracts, which are settled through actual delivery of the physical commodity, to hedge its exposure to price risk associated with the purchase of natural gas primarily for utilities.

     SFAS 133, as amended, permits the Company to continue its accounting practice of recognizing gains and losses on these contracts in the cost of the commodity upon settlement of the contracts.

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

     At January 1, 2001, the carrying amounts of the foreign exchange forward contracts approximated fair values. Accordingly, a cumulative-effect-type adjustment of adopting SFAS 133 was not required. At June 30, 2001 the foreign exchange forward contracts have been recorded on the balance sheet at their respective fair values with offsetting amounts recognized in other income (expense), net, together with the offsetting gain or loss on the hedged asset or liability.


     OTHER
     The Company has concluded that the MandatOry Par Put Remarketed Securities(SM) and written put options that are indexed to the Company's stock are excluded from the scope of SFAS 133. The Company continues to account for these instruments in accordance with the applicable generally accepted accounting principles.

During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), and upon adoption, the Company reclassified certain prior period comparative amounts in the Consolidated Statements of Income. EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items. The Company previously followed the common practice of netting shipping costs against shipping revenues as a component of net sales, while handling costs, such as warehousing expenses, were included as a component of selling and technical services expense. As a result of reclassifying shipping costs to cost of sales, previously reported sales increased $8.5 and 17.0 for the three and six months ended June 30, 2000, respectively. As a result of reclassifying handling and warehousing expenses to cost of sales, previously reported selling and technical service expenses decreased $5.0 and $10.2 for the three and six months ended June 30, 2000, respectively. Previously reported costs of sales are commensurately higher. These reclassifications had no effect on previously reported operating profit or net income.

(6)      INVENTORIES

The components of inventories at June 30, 2001 and December 31, 2000 consisted of the following:

                                                    June 30,        December 31,
                                                       2001              2000
                                                       ----              ----
               Finished goods                        $  96.8           $ 115.0
               Work in process                          17.0              15.0
               Raw materials & supplies                 72.9              67.1
                                                     -------           -------
                                                       186.7             197.1
               Less reduction in LIFO cost             (34.4)            (34.4)
                                                     -------           -------
                                                     $ 152.3           $ 162.7
                                                     =======           =======


(7)      EQUITY IN EARNINGS OF ASSOCIATED COMPANIES

Summarized financial information for the Company's equity in earnings of associated companies for the three and six months ended June 30, 2001 and 2000 was as follows:

                                                          Three Months                  Six Months
                                                              Ended                        Ended
                                                            JUNE 30,                     JUNE 30,
                                                            --------                     --------
                                                       2001          2000           2001          2000
                                                       ----          ----           ----          ----
         Net Sales                                    $80.8         $148.6         $159.0        $312.6
         Gross profit                                  11.5           33.7           24.3          75.0
         Net income                                    (6.2)           6.9           (6.9)         26.7
                                                      -----         ------         ------        ------
         The Company's equity in earnings (losses)
         of associated companies                      $(2.8)          $3.5         $ (2.6)         $10.0
                                                      ======          ====         =======         =====

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

In accordance with the above policies, as of June 30, 2001 and December 31, 2000, the aggregate environmental related accruals were $101.7 and $104.7, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 2001 and 2000 was $4.6 and $6.1, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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




(9)      COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2001 and 2000 was as follows:

                                                           Three Months                Six Months
                                                               Ended                      Ended
                                                             JUNE 30,                   JUNE 30,
                                                             --------                   --------
                                                        2001          2000          2001         2000
                                                        ----          ----          ----         ----
  Net earnings                                         $20.9         $40.7         $38.1        $72.8
  Other comprehensive loss:
    Foreign currency translation adjustments            (1.8)         (8.7)        (12.8)       (12.7)
                                                         ---           ---          ----         ----
  Comprehensive income                                 $19.1         $32.0         $25.3        $60.1
                                                       =====         =====         =====        =====

(10)     OTHER FINANCIAL INFORMATION

Taxes paid for the six months ended June 30, 2001 and 2000 were approximately $29.4 and $11.2, respectively. Included in the six months ended June 30, 2001 were taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business. Interest paid for the six months ended June 30, 2001 and 2000 was approximately $10.3 and $14.5, respectively.

Other income, net was $6.4 for the first half of 2001 and included pretax gains of $7.0 recorded during the second quarter of 2001 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Other income, net was $20.3 for the first half of 2000 and included a pretax gain of $13.3 ($9.1 and $4.2 recorded during the second and first quarters of 2000, respectively), discounted and net of expenses, received from an insurance settlement agreement entered into with a group of insurance carriers in an environmental coverage suit. Also, recorded in other income, net during the second quarter of 2000 was a pretax gain of $7.1 related to the sale of real estate at a former plant site.

At June 30, 2001 and December 31, 2000, the Company's long-term debt consisted of public debt in the amounts of $311.8 and $311.2, respectively.

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through June 30, 2001, the Company had repurchased 1,042,891 shares at a cost of $34.6 under this program.

In connection with the Company's stock repurchase program, during the first quarter of 2001 the Company sold an aggregate of 200,000 put options to an institutional investor in private placements exempt from registration under
Section 4(2) of the Securities Act of 1933. During July 2001, 100,000 of the put options expired unexercised. The remaining 100,000 put options expire in August 2001 and entitle the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $31.347 per share. The Company received premiums of approximately $0.5 on the sale of such options. In July 2001 the Company sold an additional 100,000 put options that expire in October 2001 at an exercise price of $32.49 per share. The Company received premiums of approximately $0.2 on the sale of such put options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement).

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


(11)     SEGMENT INFORMATION

Summarized segment information for the Company's four segments for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                                      --------                                --------
                                                              2001               2000                2001                2000
                                                              -----              -----               ----                ----
Net Sales
---------
Water and Industrial Process Chemicals                  $   85.1           $  106.3                 $ 173.2             $ 205.7
Performance Products                                       115.3              125.2                   227.7               246.6
Specialty Materials                                        117.2              107.5                   233.2               207.3
Building Block Chemicals
  Sales to external customers                               36.5               50.0                    96.1                98.3
  Intersegment sales                                        13.0               15.2                    26.8                28.6
                                                        --------           --------                 -------             -------

Net sales from segments                                    367.1              404.2                   757.0               786.5
Elimination of intersegment revenue                        (13.0)             (15.2)                  (26.8)              (28.6)
                                                        ---------          --------                 -------             -------
Total consolidated net sales                             $ 354.1            $ 389.0                 $ 730.2             $ 757.9
                                                        ========           ========                 =======             =======

                                                                    % of                % of                % of                % of
Earnings from operations                                            Sales               Sales               Sales              Sales
------------------------                                            -----               -----               -----              -----
Water and Industrial Process Chemicals                     $ 6.7       8%      $11.2      11%      $14.9       9%      $21.1     10%
Performance Products                                         6.3       5%       16.0      13%       10.2       4%       31.0     13%
Specialty Materials                                         30.2      26%       23.6      22%       58.3      25%       42.2     20%
Building Block Chemicals                                    (2.9)     -6%       (0.1)      0%     (11.2)      -9%        3.9      3%
                                                          ------               -----              ------               -----
Earnings from segments                                      40.3      11%       50.7      13%       72.2      10%       98.2     12%

Corporate and Unallocated                                   (7.1)               (1.2)               (8.0)               (3.0)
                                                           -----               -----               -----              ------
Total consolidated earnings from operations                $33.2       9%      $49.5      13%      $64.2       9%     $ 95.2     13%
                                                           =====               =====               =====              ======

(12)     SUBSEQUENT EVENTS

On July 25, 2001, the Company signed a definitive agreement to acquire the assets of the carbon fiber business of BP Amoco. The acquisition includes two manufacturing sites in Greenville, SC and Rock Hill, SC. The transaction is subject to normal closing conditions. Terms have not been disclosed.

The BP Amoco carbon fiber business had sales in the first half of 2001 of approximately $17 of which approximately 50% were sales to Cytec Fiberite Inc., a wholly owned subsidiary of the Company, primarily for aircraft brake and military aircraft applications.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER OF 2001 VERSUS SECOND QUARTER OF 2000

Net sales for the second quarter of 2001 were $354.1, compared with $389.0 for the second quarter of 2000. The decrease was due to sales decreases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $21.2, $9.9 and $13.5, respectively that were partially offset by a sales increase in the Specialty Materials segment of $9.7. Excluding the effects of the November 1, 2000 Paper Chemicals business divestiture, sales in the Water and Industrial Process Chemicals segment decreased $2.2.

Net sales in the United States were $190.5 for the second quarter of 2001, compared with $210.7 for the second quarter of 2000. International net sales were $163.6 for the second quarter of 2001, or 46.2% of total net sales, compared with $178.3, or 45.8% of total net sales for the second quarter of 2000.

In the North America region (i.e., United States and Canada), net sales were $207.7 for the second quarter of 2001, down 9.1% from the prior year period. Overall, selling volumes decreased 10.6% in the region due partially to a 4.8% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 19.8% (increased approximately 1.6% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 15.7%, Specialty Materials increased 9.5% and Building Block Chemicals decreased 35.1%. Overall, selling prices increased 1.8% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.6%, Performance Products increased 2.7%, Specialty Materials increased 0.1% and Building Block Chemicals increased 6.1%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.3%.

In the Europe/Mideast/Africa region, net sales were $83.5 for the second quarter of 2001, down 6.5% from the prior year period. Overall, selling volumes decreased 5.2% in the region due partially to a 3.6% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 14.3% (decreased approximately 1.6% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 2.5%, Specialty Materials increased 6.9% and Building Block Chemicals decreased 26.1%. Overall, selling prices increased 1.7% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 1.2%, Performance Products increased 4.1% and Specialty Materials and Building Block Chemicals were essentially flat. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.0%.

In the Asia/Pacific region, net sales were $39.6 for the second quarter of 2001, down 16.8% from the prior year period. Overall, selling volumes decreased 12.6% in the region due partially to a 6.2% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 38.4% (decreased approximately 16.1% excluding the effects of the Paper Chemicals business divestiture), Performance Products increased 1.7%, Specialty Materials increased 22.0% and Building Block Chemicals decreased 15.9%. Overall, selling prices decreased 1.0% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 2.3%, Performance Products increased 2.0%, Specialty Materials was flat and Building Block Chemicals decreased 8.4%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.2%.

In the Latin America region, net sales were $23.3 for the second quarter of 2001, down 0.9% from the prior year period. Overall, selling volumes decreased 1.2% in the region due to an 8.4% volume decrease resulting from the divestiture

            (Millions of dollars, except share and per share amounts)

of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 9.6% (increased approximately 2.4% excluding the effects of the Paper Chemicals business divestiture) and Performance Products increased 14.2%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 5.4% in the region. Water and Industrial Process Chemicals increased 5.3% and Performance Products increased 6.5%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 5.1%.

Manufacturing cost of sales was $269.2 or 76.0% of net sales in the second quarter of 2001 and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $264.6 or 74.7% of net sales in the second quarter of 2001, compared to $280.6, or 72.1% of net sales for the prior year period. Manufacturing costs as a percentage of net sales increased primarily due to lower production levels resulting from weaker demand in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments, higher raw material and energy prices, particularly natural gas, and the net adverse effects of exchange rate changes, partially offset by the benefits from higher selling prices.

Other operating expenses decreased period-over-period. Specifically, expenses for selling and technical services decreased $5.3 and research and process development decreased $0.8 primarily as a result of the divestiture of the Paper Chemicals business. Included in selling and technical services expenses for the second quarter of 2001 was a restructuring charge of $0.8 related to the Company's share of the personnel reduction at the Fortier facility. Excluding this charge, selling and technical services expenses decreased $6.1. Also, administrative and general expenses decreased $1.2 from the prior year period.

Other income, net was $6.7 for the second quarter of 2001 and included pretax gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Other income, net was $16.2 for the second quarter of 2000 and included a pretax gain of $9.1, discounted and net of expenses, received from an insurance settlement agreement entered into with a group of insurance carriers in an environmental coverage suit. Also, recorded in other income, net during the second quarter of 2000 was a pretax gain of $7.1 related to the sale of real estate at a former plant site.

Equity in earnings (losses) of associated companies, which represents the Company's before-tax share of its associated companies' earnings, was a loss of $2.8 for the second quarter of 2001. Included in this loss was $2.3 for the Company's 50% share of the CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility. Excluding these charges, equity in earnings (losses) of associated companies was a loss of $0.5 for the second quarter of 2001, as compared to income of $3.5 for the prior year period. The decrease primarily reflects continuing weak demand, as well as a reduction in production levels in the second quarter to better align inventories with demand at CYRO. CYRO sells acrylic sheet and molding compounds across a broad range of industrial markets primarily in North America where demand has been weak as a result of the soft economy.

Interest expense, net was $5.2 for the second quarter of 2001, a decrease of $1.9 from the prior year period. The decrease reflects the lower outstanding debt levels during the second quarter of 2001.

The income tax provision was $11.0 for the second quarter of 2001 and $21.4 for the prior year period, which reflects an underlying effective tax rate of 34.5% for both periods.

            (Millions of dollars, except share and per share amounts)

Net earnings for the second quarter of 2001 were $20.9, or $0.50 per diluted share, compared to $40.7, or $0.95 per diluted share for the prior year period. Included in the second quarter of 2001 were after-tax restructuring charges of $5.0, or $0.12 per diluted share. Included in the second quarter of 2000 was an after-tax gain of $5.9, or $0.14 per diluted share from an environmental remediation insurance settlement. Excluding these items net earnings for the second quarter of 2001 were $25.9, or $0.62 per diluted share, compared to $34.8, or $0.81 per diluted share. The adjusted period-over-period decline in net earnings of $8.9, or $0.19 per diluted share was primarily due to weak U.S. and Asian economies, a worsening economy in Europe, higher raw material and energy costs and the adverse effects of unfavorable exchange rate changes, all of which resulted in reduced earnings. This was partially offset by the favorable effect of the Company's stock repurchase program.


SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $85.1 for the second quarter of 2001, a decrease of 19.9% from the previous year period. Selling volumes decreased 1.3%, excluding a 17.9% decrease related to the November 1, 2000 divestiture of the Paper Chemicals business. The adverse effects of exchange rate changes reduced sales 2.4%, while selling prices increased 1.7%.

Sales for the quarter were negatively impacted by a general economic slowing, primarily in the mining chemicals industry, and in wastewater treatment for the paper industry. These factors, as well as a shift in sales mix from mining to water treating chemicals, resulted in earnings from operations of $6.7 or 8% of net sales for the second quarter of 2001, compared to $11.2 or 11% of net sales for the same period last year.

Performance Products:

Performance Products net sales were $115.3 for the second quarter of 2001, a decrease of 7.9% from the previous year period. Performance Products serve a broad base of industrial markets, which continued to be impacted by weak global demand in the second quarter. As a result, selling volumes decreased 8.7% and the adverse effects of exchange rate changes decreased sales 2.3%, while selling prices increased 3.1%.

Earnings from operations for the second quarter of 2001 were $6.3 or 5% of net sales, compared to $16.0 or 13% of net sales for the prior year period. The lower operating earnings reflect the impact of lower sales and production volumes and higher raw material costs, partially offset by higher selling prices.

Specialty Materials:

Specialty Materials net sales were $117.2 for the second quarter of 2001, an increase of 9.0% from the previous year period. Selling volumes increased 9.4%, of which approximately 2.6% were from sales generated as a result of acquiring the Minnesota Mining and Manufacturing Company's ("3M") composite materials business on March 31, 2001. The remaining increase in selling volumes was attributable to strong demand in the aerospace markets, (i.e., large commercial aircraft, regional jets and military aircraft markets). The adverse effects of exchange rate changes decreased sales 0.5%, while selling prices were up 0.1%.

Earnings from operations for the second quarter of 2001 were $30.2, compared to $23.6 for the prior year period. As a percentage of net sales, earnings from operations increased by approximately 4 percentage points to 26%, reflecting increased selling volumes, operational excellence programs and focused cost management efforts.

            (Millions of dollars, except share and per share amounts)

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $36.5 for the second quarter of 2001, a decrease of 27.0% from the previous year period. During the second quarter of 2001 the acrylonitrile plant had a three week maintenance shutdown which was extended an additional week due to poor demand and excess competitive supply. For the segment overall, selling volumes decreased 27.6%, of which acrylonitrile and related co-products accounted for approximately 21 percent. Selling price and exchange rate effects were 1.2% favorable and 0.6% unfavorable, respectively.

Earnings (losses) from operations were a loss of $2.9 for the second quarter of 2001, compared to a loss of $0.1 for the prior year period. Earnings (losses) from operations were negatively impacted by low production volumes and high natural gas prices, which still remain above the prior year period prices. Acrylonitrile margins improved slightly as a result of lower propylene prices.

In the second quarter of 2001 the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related reduction of infrastructure costs at the Fortier facility. For further information on this restructuring charge see Note 3 of the Notes to Consolidated Financial Statements.


FIRST HALF OF 2001 VERSUS FIRST HALF OF 2000

Net sales for the first half of 2001 were $730.2, compared with $757.9 for the first half of 2000. The decrease was due to sales decreases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $32.5, $18.9 and $2.2, respectively that were partially offset by a sales increase in the Specialty Materials segment of $25.9. Excluding the effects of the Paper Chemicals business divestiture, sales in the Water and Industrial Chemicals segment increased $5.5.

Net sales in the United States were $392.7 for the first half of 2001, compared with $410.4 for the first half of 2000. International net sales were $337.5 for the first half of 2001, or 46.2% of total net sales, compared with $347.5, or 45.9% of total net sales for the first half of 2000.

In the North America region (i.e., United States and Canada), net sales were $426.0 for the first half of 2001, down 4.2% from the prior year period. Overall, selling volumes decreased 7.0% in the region due partially to a 4.8% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 17.9% (increased approximately 3.1% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 13.7%, Specialty Materials increased 13.5% and Building Block Chemicals decreased 24.4%. Overall, selling prices increased 3.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.1%, Performance Products increased 2.7%, Specialty Materials increased 0.1% and Building Block Chemicals increased 18.8%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.5%.

In the Europe/Mideast/Africa region, net sales were $171.2 for the first half of 2001, down 2.4% from the prior year period. Overall, selling volumes decreased 0.2% in the region due to a 4.1% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 4.3% (increased approximately 10.8% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 3.3%, Specialty Materials increased 10.5% and Building Block Chemicals decreased 11.8%. Overall, selling prices increased 1.2% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.3%, Performance Products increased 3.2% and Specialty Materials and Building Block Chemicals were essentially flat. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.4%.

            (Millions of dollars, except share and per share amounts)

In the Asia/Pacific region, net sales were $84.7 for the first half of 2001, down 8.9% from the prior year period. Overall, selling volumes decreased 8.5% in the region due partially to a 6.4% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 32.9% (decreased approximately 10.0% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 3.3%, Specialty Materials increased 17.6% and Building Block Chemicals increased 2.2%. Overall, selling prices increased 2.6% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 3.1%, Performance Products increased 2.4%, Specialty Materials was flat and Building Block Chemicals increased 2.5%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.0%.

In the Latin America region, net sales were $48.3 for the first half of 2001, up 7.8% from the prior year period. Overall, selling volumes increased 9.6% in the region, despite an 8.2% decrease due to the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 2.2% (increased approximately 9.6% excluding the effects of the Paper Chemicals business divestiture) and Performance Products increased 20.1%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 4.0% in the region. Water and Industrial Process Chemicals increased 3.3% and Performance Products increased 7.1%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 5.8%.

Manufacturing cost of sales was $563.4 or 77.2% of net sales in the first half of 2001 and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $558.8 or 76.5% of net sales in the first half of 2001, compared to $545.7, or 72.0% of net sales for the prior year period. Manufacturing costs as a percentage of net sales increased primarily due to lower production levels resulting from weaker demand in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments, higher raw material and energy prices, particularly natural gas, and the net adverse effects of exchange rate changes, partially offset by the benefits from higher selling prices.

Other operating expenses decreased period-over-period. Specifically, expenses for selling and technical services decreased $10.7 and research and process development decreased $1.7 primarily as a result of the divestiture of the Paper Chemicals business. Included in selling and technical services expenses for the first half of 2001 was a restructuring charge of $0.8 related to the Company's share of the personnel reduction at the Fortier facility. Excluding this charge, selling and technical services expenses decreased $11.5. Also, administrative and general expenses decreased $2.2 from the prior year period.

Other income, net was $6.4 for the first half of 2001 and included pretax gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Other income, net was $20.3 for the first half of 2000 and included a pretax gain of $13.3, discounted and net of expenses, received from an insurance settlement agreement entered into with a group of insurance carriers in an environmental coverage suit. Also, recorded in other income, net during the second quarter of 2000 was a pretax gain of $7.1 related to the sale of real estate at a former plant site.

Equity in earnings (losses) of associated companies, which represents the Company's before-tax share of its associates' earnings, was a loss of $2.6 for the first half of 2001. Included in this loss was $2.3 for the Company's 50% share of the CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility. Excluding these charges, equity in earnings (losses) of associated companies was a loss of $0.3 for the first half of 2001,

            (Millions of dollars, except share and per share amounts)

as compared to income of $10.0 for the prior year period. First half of 2000 included $4.2 of earnings from the Criterion Catalyst joint venture, which was divested on July 10, 2000. The decrease was also due to continuing weak demand, as well as a reduction in production levels in the second quarter to better align inventories with demand at CYRO. CYRO sells acrylic sheet and molding compounds across a broad range of industrial markets primarily in North America where demand has been weak as a result of the soft economy.

Interest expense, net was $9.8 for the first half of 2001, a decrease of $4.6 from the prior year period. The decrease reflects the lower outstanding debt levels during the first half of 2001.

The income tax provision was $20.1 for the first half of 2001 and $38.3 for the prior year period, which reflects an underlying effective tax rate of 34.5% for both periods.

Net earnings for the first half of 2001 were $38.1, or $0.91 per diluted share, compared to $72.8, or $1.69 per diluted share for the prior year period. Included in the first half of 2001 were after-tax restructuring charges $5.0, or $0.12 per diluted share. Included in the first half of 2000 was an after-tax gain of $8.7, or $0.20 per diluted share from an environmental remediation insurance settlement. Excluding these items net earnings for the first half of 2001 were $43.1, or $1.03 per diluted share, compared to $64.1, or $1.49 per diluted share. The adjusted period-over-period decline in net earnings of $21.0, or $0.46 per diluted share was primarily due to weak U.S. and Asian economies, a worsening economy in Europe, higher raw material and energy costs and the adverse effects of unfavorable exchange rate changes, all of which resulted in reduced earnings. This was partially offset by the favorable effect of the Company's stock repurchase program.


SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $173.2 for the first half of 2001, a decrease of 15.8% from the previous year period. Selling volumes increased 4.3%, excluding an 18.5% decrease related to the November 1, 2000 divestiture of the Paper Chemicals business. The adverse effects of exchange rate changes reduced sales 2.6%, while selling prices increased 1.0%.

Earnings from operations were $14.9 or 9% of net sales for the first half of 2001, compared to $21.1 or 10% of net sales for the same period last year. The lower earnings from operations were primarily the result of lower selling volumes, higher raw material costs and the net adverse effects of exchange rate changes, slightly offset by the benefits from higher selling prices and lower operating costs.

Performance Products:

Performance Products net sales were $227.7 for the first half of 2001, a decrease of 7.7% from the previous year period. The persistence of weakening economies around the world continued to impact demand from the broad base of industrial markets served by the Performance Products segment. As a result, selling volumes decreased 8.3% and the adverse effects of exchange rate changes decreased sales 2.4%, while selling prices increased 3.0%.

Earnings from operations for the first half of 2001 were $10.2 or 4% of net sales, compared to $31.0 or 13% of net sales for the prior year period. The lower operating earnings reflect the impact of lower sales and production volumes and higher raw material costs, partially offset by higher selling prices.

            (Millions of dollars, except share and per share amounts)


Specialty Materials:

Specialty Materials net sales were $233.2 for the first half of 2001, an increase of 12.5% from the previous year period. Selling volumes increased 13.1%, of which approximately 1.4% were from sales generated as a result of the 3M acquisition on March 30, 2001. The remaining increase in selling volumes was attributable to strong demand in the aerospace markets, (i.e., large commercial aircraft, regional jets and military aircraft markets). The adverse effects of exchange rate changes decreased sales 0.7%, while selling prices were up 0.1%.

Earnings from operations for the first half of 2001 were $58.3, compared to $42.2 for the prior year period. As a percentage of net sales, earnings from operations increased by approximately 5 percentage points to 25%, reflecting increased selling volumes, operational excellence programs and focused cost management efforts.

On March 30, 2001, the Company acquired the composite materials business of 3M for cash consideration of $8.2. The acquired business had 2000 sales of $15.0 and is expected to strengthen the Company's global position with complementary technologies and new aircraft qualifications. For further information on this acquisition see Note 2 of the Notes to Consolidated Financial Statements.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $96.1 for the first half of 2001, a decrease of 2.2% from the previous year period. During the second quarter of 2001 the acrylonitrile plant had a three week maintenance shutdown which was extended an additional week due to poor demand and excess competitive supply. For the segment overall, selling volumes decreased 12.7% and the adverse effects of exchange rate changes decreased sales 0.7%, while selling prices increased 11.2%.

Earnings (losses) from operations were a loss of $11.2 for the first half of 2001, compared to earnings of $3.9 for the prior year period. Earnings (losses) from operations were negatively impacted by low production volumes and high natural gas prices, which still remain above the prior year period prices. Acrylonitrile margins improved slightly as a result of lower propylene prices.

In the second quarter of 2001 the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related reduction of infrastructure costs at the Fortier facility. For further information on this restructuring charge see Note 3 of the Notes to Consolidated Financial Statements.

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

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2001, the Company's cash balance was $37.6, a decrease of $19.2 from year-end 2000.

Net cash flows provided by operating activities were $43.5 for the six months ended June 30, 2001, compared with net cash flows provided by operating activities of $49.7 for the six months ended June 30, 2000. Included in the first half of 2001 were tax payments of $29.4, which included taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business.

During the first half of 2001, inventory levels were reduced in line with lower sales. Also, accounts receivable, accounts payable and accrued expenses have

            (Millions of dollars, except share and per share amounts)

all declined during the first half of 2001 in line with the lower sales and production levels.

Net cash flows used for investing activities totaled $40.2 for the six months ended June 30, 2001, compared with $22.7 for the six months ended June 30, 2000. Included in 2001 was funding of $9.8 to acquire 3M's composite materials business, the remaining 50% interest in the assets of the ammonia manufacturing joint venture and one other minor acquisition within the Water and Industrial Process Chemicals segment. Capital additions for the six months ended June 30, 2001 were $32.7, compared with $32.6 for the same period last year. For the full year 2001, the Company expects capital spending to be about $70.0.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2001.

Net cash flows used for financing activities totaled $20.5 for the six months ended June 30, 2001, compared with $30.8 for the six months ended June 30, 2000. In connection with the stock repurchase program discussed below, during the six months ended June 30, 2001, the Company purchased 881,400 shares of treasury stock at a cost of $29.0. This compares with the purchase of 1,387,300 shares of treasury stock at a cost of $37.5 during the six months ended June 30, 2000.

In connection with the Company's stock repurchase program, during the first quarter of 2001 the Company sold an aggregate of 200,000 put options to an institutional investor in private placements exempt from registration under
Section 4(2) of the Securities Act of 1933. During July 2001, 100,000 of the put options expired unexercised. The remaining 100,000 put options expire in August 2001 and entitle the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $31.347 per share. The Company received premiums of approximately $0.5 on the sale of such options. In July 2001 the Company sold an additional 100,000 put options that expire in October 2001 at an exercise price of $32.49 per share. The Company received premiums of approximately $0.2 on the sale of such put options. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement).

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through June 30, 2001, the Company had repurchased 1,042,891 shares at a cost of $34.6 under this program.


OTHER

2001 Outlook:

Although energy and raw material costs have declined sequentially from the record high first quarter of 2001 levels, in the U.S. and Asia, there has been no solid evidence of improvement in industrial demand, and more recently economic conditions in Europe have deteriorated as well. These adverse conditions have impacted the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments and, with respect to conditions in North America, the CYRO Industries joint venture. In addition, the strengthening U.S. dollar continues to negatively impact foreign denominated sales and earnings, which are then translated into fewer U.S. dollars. Within the Specialty Materials segment, there is continuing strong demand from the overall aerospace industry, (i.e., large commercial aircraft, regional jets and military aircraft), although the normal seasonality of the industry should reduce sales in the second half versus the first half of 2001. As a result, the Company's earnings expectations for the full year of 2001, excluding restructuring charges, have been reduced. The Company is not anticipating an economic recovery in 2001 and, as a result, its full year "normalized" earnings per share objective, which excludes restructuring charges and the expected slightly dilutive effect of the asset acquisition of the BP Amoco carbon fibers business, is expected to be in the range of $2.05 to $2.15 per diluted share, with the third quarter expected to be in the range of $0.52 to $0.57 per diluted share.

Recently Issued Statements of Financial Accounting Standards:

For information on recent accounting pronouncements see Note 5 of the Notes to Consolidated Financial Statements.

Euro Conversion:

On January 1, 1999, 11 of the 15 member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries adopted the euro as their common legal currency on that date. Effective January 1, 1999, a newly created European Central Bank assumed control of monetary policy, including money supply and interest rates for the participating countries. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999, and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The Company's plants in Europe are in The Netherlands, the United Kingdom, Norway and Germany, and the Company has sales offices and generates sales throughout Europe. The Netherlands and Germany are participating country, whereas the United Kingdom and Norway are not currently participating countries.

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

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the global and regional economies; changes in demand for the Company's products or in the costs and availability of its raw materials; the actions of competitors; exchange rate fluctuations; the financial condition of joint venture partners; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; the accretiveness of acquisitions and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

            (Millions of dollars, except share and per share amounts)

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

     In connection with the Company's stock repurchase program, during the first quarter of 2001 the Company sold an aggregate of 200,000 put options to an institutional investor in private placements exempt from registration under
     Section 4(2) of the Securities Act of 1933. During July 2001, 100,000 of the put options expired unexercised. The remaining 100,000 put options expire in August 2001 and entitle the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise prices of $31.347 per share. The Company received premiums of approximately $0.5 on the sale of such options. In July 2001 the Company sold an additional 100,000 put options that expire in October 2001 at an exercise price of $32.49 per share. The Company received premiums of approximately $0.2 on the sale of such put options. For a further discussion, see Note 10 of the Notes to Consolidated Financial Statements and further discussion in the Liquidity and Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Part II - Other Information

Item 1.  LEGAL PROCEEDINGS

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

The Company is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 14 cases pending in state and federal courts in the states of New York, Ohio, Maryland, Rhode Island, Missouri, Mississippi, California, Texas, Illinois and Wisconsin. The suits have been brought by government entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including for the cost of monitoring, detecting and removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; and plaintiffs' attorneys' fees. The Company is sued primarily as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. The Company denies it is a successor to MacGregor Lead Company. In some cases there are allegations that the Company is liable in its own right, but none of the complaints specify any acts on which such liability could be based.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Common Stockholders on May 14, 2001. At this meeting, the only substantive matter voted on was the election of Directors.

C. A. Davis and W. P. Powell were each elected Directors at the Annual Meeting for a three-year term ending in 2004 and D. Lilley was elected Director for a one year term expiring in 2002 by the following margins:

Name                               Votes for                    Votes Withheld
----                               ---------                    --------------
C. A. Davis                        36,443,361                      613,546
D. Lilley                          32,906,457                    4,150,450
W. P. Powell                       36,694,829                      362,078

In addition, L. L. Hoynes, Jr. was re-elected to the Board by the unanimous written consent of the sole holder of the Company's Series C Cumulative Preferred Stock.

The terms of office as a Director of J. E. Akitt, F. W. Armstrong and J. R. Satrum continued after the meeting.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).     EXHIBITS

See Exhibit Index on page 27 for exhibits filed with this Quarterly Report on Form 10-Q.

         (b).     REPORTS ON FORM 8-K

The Company has not filed a current report on Form 8-K during the second quarter of 2001.

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


                                            CYTEC INDUSTRIES INC.



                                        By:/s/James P. Cronin
                                        ---------------------
                                            James P. Cronin
                                            Executive Vice President and Chief
                                            Financial Officer



August 14, 2001

EXHIBIT INDEX

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2001 and 2000

99       Material Incorporated by reference from the 2000 Annual Report on Form
         10-K