Form 10-Q
period 2001-09-30
CYTEC INDUSTRIES INC/DE/
filed 2001-11-14
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,702,346 shares of Common Stock, par value $.01 per share, were outstanding at September 30, 2001.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX




                                                                            Page

Part I -  Financial Information

         Item 1.      Consolidated Financial Statements                       3

                      Consolidated Statements of Income                       3

                      Consolidated Balance Sheets                             4

                      Consolidated Statements of Cash Flows                   5

                      Notes to Consolidated Financial Statements              6

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          15

         Item 3.      Quantitative and Qualitative Disclosures
                      About Market Risk                                      25

Part II - Other Information                                                  26

         Item 1.      Legal Proceedings                                      26

         Item 2.      Changes in Securities and Use of Proceeds              27

         Item 6.      Exhibits and Reports on Form 8-K                       27

  Exhibit Index                                                              29

                         PART I - FINANCIAL INFORMATION

Item 1.   - CONSOLIDATED FINANCIAL STATEMENTS


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)


                                                                  Three Months                               Nine Months
                                                                      Ended                                      Ended
                                                                 September 30,                              September 30,
                                                       -----------------------------------         ---------------------------------
                                                           2001                  2000                  2001                2000
                                                       --------------        -------------         -------------       -------------
Net sales                                             $        342.1        $       376.2         $     1,072.3       $     1,134.1

Manufacturing cost of sales                                    257.1                272.2                 820.4               817.8
Selling and technical services                                  28.6                 32.9                  86.4               101.3
Research and process development                                 6.8                  9.7                  23.9                28.6
Administrative and general                                      11.7                 11.9                  33.1                35.5
Amortization of acquisition intangibles                          3.2                  3.1                   9.5                 9.3
                                                       --------------        -------------         -------------       -------------

Earnings from operations                                        34.7                 46.4                  99.0               141.6

Other income (expense), net                                      2.0                 (0.1)                  8.4                20.2

Equity in earnings (losses) of associated companies              0.9                  2.3                  (1.7)               12.2

Interest expense, net                                            5.1                  6.2                  15.0                20.4
                                                       --------------        -------------         -------------       -------------

Earnings before income taxes and extraordinary items            32.5                 42.4                  90.7               153.6

Income tax provision                                            11.2                 14.6                  31.3                53.0
                                                       --------------        -------------         -------------       -------------

Earnings before extraordinary items                             21.3                 27.8                  59.4               100.6

Extraordinary gain on acquisition of business
net of $2.6 in income taxes                                      4.9                    -                   4.9                   -
                                                       --------------        -------------         -------------       -------------

Net earnings                                                    26.2        $        27.8         $        64.3       $       100.6
                                                       ==============        =============         =============       =============


Basic net earnings per common share:
Earnings before extraordinary items                            $0.53                $0.68                 $1.47               $2.45
Extraordinary gain on acquisition of business                   0.12                    -                  0.12                   -
                                                       -----------------------------------------------------------------------------
Basic net earnings per common share                            $0.65                $0.68                 $1.59               $2.45
                                                       -----------------------------------------------------------------------------

Diluted net earnings per common share:
Earnings before extraordinary items                            $0.51                $0.65                 $1.42               $2.35
Extraordinary gain on acquisition of business                   0.12                    -                  0.12                   -
                                                       -----------------------------------------------------------------------------
Diluted net earnings per common share                          $0.63                $0.65                 $1.54               $2.35
                                                       -----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                      September 30,              December 31,
                                                                                          2001                      2000
                                                                                    ------------------         ---------------
ASSETS

Current assets
     Cash and cash equivalents                                                    $              41.6        $           56.8
     Accounts receivable, less allowance for doubtful accounts
          of $7.6 and $8.8 in 2001 and 2000, respectively                                       253.2                   271.4
     Inventories                                                                                160.9                   162.7
     Deferred income taxes                                                                       28.4                    42.6
     Other current assets                                                                        37.8                    34.3
                                                                                    ------------------         ---------------
          Total current assets                                                                  521.9                   567.8

Equity in net assets of and advances to associated companies                                     90.5                    94.8

Plants, equipment and facilities, at cost                                                     1,349.4                 1,326.3
     Less:  accumulated depreciation                                                           (743.9)                 (710.1)
                                                                                    ------------------         ---------------
          Net plant investment                                                                  605.5                   616.2


Acquisition intangibles, net of accumulated amortization                                        380.8                   384.4
Deferred income taxes                                                                            45.8                    36.8
Other assets                                                                                     25.8                    21.6
                                                                                    ------------------         ---------------

Total assets                                                                      $           1,670.3        $        1,721.6
                                                                                    ==================         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                             $              87.8        $          111.0
     Accrued expenses                                                                           163.5                   179.6
     Income taxes payable                                                                        52.2                    68.3
                                                                                    ------------------         ---------------
          Total current liabilities                                                             303.5                   358.9

Long-term debt                                                                                   314.3                   313.4
Other noncurrent liabilities                                                                    412.3                   433.1

Stockholders' equity

     Preferred stock, 20,000,000 shares authorized; issued and outstanding 4,000 shares, Series C Cumulative,
          $.01 par value at liquidation value of $25 per share                                    0.1                     0.1
     Common stock, $.01 par value per share, 150,000,000
          shares authorized; issued 48,132,640 shares                                             0.5                     0.5
     Additional paid-in capital                                                                 136.4                   154.7
     Retained earnings                                                                          819.3                   755.1
     Unearned compensation                                                                       (3.7)                   (3.9)
     Additional minimum pension liability                                                        (1.9)                   (1.9)
     Accumulated translation adjustments                                                        (42.4)                  (32.7)
     Treasury stock, at cost, 8,430,294 shares in 2001 and
          7,966,229 shares in 2000                                                             (268.1)                 (255.7)
                                                                                    ------------------         ---------------
          Total stockholders' equity                                                            640.2                   616.2
                                                                                    ------------------         ---------------

Total liabilities and stockholders' equity                                        $           1,670.3        $        1,721.6
                                                                                    ==================         ===============

See accompanying Notes to Consolidated Financial Statements.


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   2001           2000
                                                                                                -----------   --------------
Cash flows provided by (used for) operating activities
     Net earnings                                                                             $      64.3   $         100.6
     Noncash items included in earnings:
       Dividends from associated companies, greater (less)
          than equity in earnings                                                                     4.1              (8.1)
       Depreciation                                                                                  58.5              61.5
       Amortization                                                                                   8.1              11.7
       Deferred income taxes                                                                          5.6              24.9
       Gain on sale of assets                                                                        (1.9)            (4.8)
       Extraordinary gain, net of tax                                                                (4.9)                -
       Other                                                                                         (4.8)              0.8
     Changes in operating assets and liabilities
       Accounts receivable                                                                           13.3             (51.7)
       Inventories                                                                                   12.0             (16.9)
       Accounts payable                                                                             (17.1)             16.0
       Accrued expenses                                                                             (14.2)            (2.3)
       Income taxes payable                                                                          (8.9)            (2.4)
       Other assets                                                                                  (8.9)            (5.6)
       Other liabilities                                                                            (25.3)           (41.0)

                                                                                                -----------   --------------
Net cash flows provided by operating activities                                                       79.9             82.7
                                                                                                -----------   --------------

Cash flows provided by (used for) investing activities
     Additions to plants, equipment and facilities                                                   (48.2)           (54.3)
     Proceeds received on sale of assets                                                               2.8             73.0
     Acquisition of businesses, net of cash received                                                  (9.0)            (0.1)
     Investment in unconsolidated affiliate                                                           (0.5)               -

                                                                                                -----------   --------------
Net cash flows provided by (used for) investing activities                                           (54.9)            18.6
                                                                                                -----------   --------------

Cash flows provided by (used for) financing activities
     Proceeds from the exercise of stock options and warrants                                          9.3              4.0
     Purchase of treasury stock                                                                      (48.8)           (51.3)
     Change in long-term debt                                                                          0.9            (53.9)
     Proceeds received on sale of put options                                                          0.6              0.6

                                                                                                -----------   --------------
Net cash flows used for financing activities                                                         (38.0)          (100.6)
                                                                                                -----------   --------------

Effect of exchange rate changes on cash and cash equivalents                                          (2.2)            (2.2)

                                                                                                -----------   --------------
Decrease in cash and cash equivalents                                                                (15.2)            (1.5)

Cash and cash equivalents, beginning of period                                                        56.8             12.0

                                                                                                -----------   --------------
Cash and cash equivalents, end of period                                                        $     41.6  $          10.5
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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


(2)  ACQUISITIONS AND DISPOSITIONS

On August 31, 2001, the Company acquired the assets of the carbon fiber business of BP. The BP carbon fiber business had sales in the first half of 2001 of approximately $17 of which approximately 50% were sales to Cytec Engineered Materials ("CEM"), formerly known as Cytec Fiberite. CEM uses carbon fiber to reinforce engineered resin matrices and produce composites for a diverse range of commercial and military aerospace applications, and other emerging applications. The acquisition enhances CEM's ability to provide an uninterrupted supply of certain classes of carbon fiber. The acquisition, which includes manufacturing sites in Greenville, SC and Rock Hill, SC, will be reported as part of the Company's Specialty Materials segment.

The results of the acquired business' operations have been included in the Company's consolidated financial statements beginning September 1, 2001. In accordance with SFAS No. 141 "Business Combinations," after reducing to zero amounts that would have otherwise been assigned to certain assets acquired, the remaining "negative goodwill" was recognized as an extraordinary gain of $4.9, net of taxes, which related to the fair value of the inventories acquired less liabilities assumed. Taxes recorded related to the extraordinary gain were $2.6.

On March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") for cash consideration of $8.2. The acquisition was recorded under the purchase method of accounting with the purchase price allocated to the identifiable assets received and liabilities assumed based on their estimated fair values. The acquisition resulted in goodwill of $3.5, which is included in Acquisition Intangibles in the Consolidated Balance Sheet and amortized on a straight-line basis over a period of up to 25 years. The acquired business has been integrated into the Company's Specialty Materials segment.

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


(3)  RESTRUCTURING OF OPERATIONS

In the second quarter of 2001 the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $4.6 and selling and technical services, $0.8. The components of the restructuring charge included: employee severance costs; $4.3, asset write-downs; $0.9 and other costs of $0.2. As of September 30, 2001, approximately 38 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2001. As of September 30, 2001, cash payments of $1.6 had been made for these charges. At September 30, 2001, the remaining liability to be paid was $2.9. In addition, during the second quarter of 2001 the Company recorded charges of $2.3 in equity in earnings (losses) of associated companies for its 50% share of CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. As of September 30, 2001, approximately 98 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2001. As of September 30, 2001, cash payments of $5.1 had been made for these charges. At September 30, 2001, the remaining liability to be paid was $3.7.


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


The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended September 30, 2001 and 2000:


                                                                      Three Months Ended September 30,
                                                             2001                                          2000
                                                             ----                                          ----
                                                           Weighted Avg.      Per                         Weighted Avg.      Per
                                             Income           Shares          Share       Income             Shares         Share
                                          (Numerator)      (Denominator)     Amount     (Numerator)      (Denominator)     Amount
                                          -----------      -------------     ------     -----------      -------------     ------
BASIC EPS
Earnings before extraordinary items           $21.3                          $0.53          $27.8                           $0.68
Extraordinary gain, net of tax                  4.9         40,225,191        0.12              -           40,596,470          -
Net earnings                                    ---                           ----            ---                            ----
                                              $26.2                          $0.65          $27.8                           $0.68

EFFECT OF DILUTIVE SECURITIES
Options                                                      1,180,614                                       1,789,845
Performance/Restricted stock                                   177,241                                         103,442
Warrants                                                         3,113                                           7,644
Put options                                                      2,628                                               -
                                                                 -----                                           -----
DILUTED EPS
Earnings before extraordinary items
Extraordinary gain, net of tax                $21.3                          $0.51          $27.8                           $0.65
Net earnings                                    4.9         41,588,787        0.12              -           42,497,401          -
                                                ---                           ----            ---                            ----
                                              $26.2                          $0.63          $27.8                           $0.65

                                                                      Nine Months Ended September 30,
                                                             2001                                          2000
                                                             ----                                          ----
                                                           Weighted Avg.      Per                         Weighted Avg.     Per
                                             Income           Shares          Share        Income           Shares          Share
                                          (Numerator)      (Denominator)     Amount     (Numerator)      (Denominator)     Amount
                                          -----------      -------------     ------     -----------      -------------     ------
BASIC EPS
Earnings before extraordinary items           $59.4                          $1.47          $100.6                         $2.45
Extraordinary gain, net of tax                  4.9         40,351,142        0.12               -         41,125,723        -
Net earnings                                    ---                           ----           -----                          ----
                                              $64.3                          $1.59          $100.6                         $2.45

EFFECT OF DILUTIVE SECURITIES
Options                                                      1,394,033                                     1,651,803
Performance/Restricted stock                                   128,499                                        96,523
Warrants                                                         6,676                                         4,266
Put options                                                        876                                             -
                                                                   ---                                         -----
DILUTED EPS
Earnings before extraordinary items
Extraordinary gain, net of tax                $59.4                          $1.42          $100.6                         $2.35
Net earnings                                    4.9         41,881,226        0.12               -        42,878,315           -
                                                ---                           ----           -----                          ----
                                              $64.3                          $1.54          $100.6                         $2.35


(5)  RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

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


In July 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations consummated after June 30, 2001 to be accounted for using the purchase method of accounting. It also modifies the criteria for recording intangible assets separate from goodwill. The Company expects to evaluate recorded goodwill and intangibles using the new criteria, which may result in certain intangibles being reclassified as goodwill, or vice versa. The provisions of SFAS 141 that apply to recording intangible assets separate from goodwill will become effective for the Company beginning January 1, 2002. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles with indefinite useful lives. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment annually and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS 142 will become effective for the Company beginning January 1, 2002 and will have the impact of reducing amortization of acquisition intangibles expense. Future periodic impairment reviews, however, may result in future write-downs. The amounts of unamortized goodwill and identifiable intangibles at September 30, 2001 were approximately $333.7 and $47.1, respectively and amortization expense related to goodwill for the nine months ended September 30, 2001 was approximately $7.1. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

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

     At January 1, 2001, the carrying amounts of the interest rate swap agreements approximated fair values. Accordingly, a cumulative-effect-type adjustment of adopting SFAS 133 was not required. At September 30, 2001 the interest rate swap agreements have been recorded on the balance sheet at their respective fair values with offsetting amounts recognized in interest expense, net.

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

     At January 1, 2001, the carrying amounts of the foreign exchange forward contracts approximated fair values. Accordingly, a cumulative-effect-type adjustment of adopting SFAS 133 was not required. At September 30, 2001 the foreign exchange forward contracts have been recorded on the balance sheet at their respective fair values with offsetting amounts recognized in other income (expense), net, together with the offsetting gain or loss on the hedged asset or liability.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

     OTHER
     The Company has concluded that the MandatOry Par Put Remarketed SecuritiesSM and written put options that are indexed to the Company's stock are excluded from the scope of SFAS 133. The Company continues to account for these instruments in accordance with the applicable generally accepted accounting principles.

During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), and upon adoption, the Company reclassified certain prior period comparative amounts in the Consolidated Statements of Income. EITF 00-10 prohibits the netting of shipping and handling costs against shipping and handling revenues. EITF 00-10 permits companies to adopt a policy of including shipping and handling costs in cost of sales or other income statement line items. The Company previously followed the common practice of netting shipping costs against shipping revenues as a component of net sales, while handling costs, such as warehousing expenses, were included as a component of selling and technical services expense. As a result of reclassifying shipping costs to cost of sales, previously reported sales increased $8.1 and $25.2 for the three and nine months ended September 30, 2000, respectively. As a result of reclassifying handling and warehousing expenses to cost of sales, previously reported selling and technical service expenses decreased $5.2 and $15.5 for the three and nine months ended September 30, 2000, respectively. Previously reported costs of sales are commensurately higher. These reclassifications had no effect on previously reported operating profit or net income.


(6)  INVENTORIES

The components of inventories at September 30, 2001 and December 31, 2000 consisted of the following:

                                                                    September 30,          December 31,
                                                                        2001                    2000
                                                                        ----                    ----
               Finished goods                                          $103.3                 $ 115.0
               Work in process                                           16.7                    15.0
               Raw materials & supplies                                  75.3                    67.1
                                                                         ----                    ----
                                                                        195.3                   197.1
               Less reduction in LIFO cost                              (34.4)                  (34.4)
                                                                      -------                 -------
                                                                      $ 160.9                 $ 162.7
                                                                      =======                 =======


(7)  EQUITY IN EARNINGS (LOSSES) OF ASSOCIATED COMPANIES

Summarized financial information for the Company's equity in earnings of associated companies for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                                                     Three Months                  Nine Months
                                                                         Ended                        Ended
                                                                     September 30,                September 30,
                                                                     -------------                -------------
                                                                  2001          2000           2001          2000
                                                                  ----          ----           ----          ----
         Net sales                                               $79.5          $94.2         $238.5        $406.8
         Gross profit                                             13.3           15.3           37.6          90.3
         Net income (losses)                                       1.3            2.7           (5.6)         29.3
                                                                   ---            ---          -----          ----
         The Company's equity in earnings  (losses) of
         associated companies                                     $0.9           $2.3         $ (1.7)        $12.2
                                                                  ====           ====         =======        =====

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


Included in the equity in earnings (losses) of associated companies for the nine months ended September 30, 2001 was a charge of $2.3 for the Company's 50% share of the CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of infrastructure restructuring at the Company's Fortier facility.


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

In accordance with the above policies, as of September 30, 2001 and December 31, 2000, the aggregate environmental related accruals were $97.6 and $104.7, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 2001 and 2000 was $7.6 and $10.7, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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


(9)  COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2001 and 2000 were as follows:


                                                                           Three Months                Nine Months
                                                                               Ended                      Ended
                                                                           September 30,              September 30,
                                                                           -------------              -------------
                                                                        2001          2000          2001          2000
                                                                        ----          ----          ----          ----
  Net earnings                                                         $26.2         $27.8         $64.3         $100.6
  Other comprehensive income (loss):
    Foreign currency translation adjustments                             3.1          (8.5)         (9.7)         (21.2)
                                                                         ---         -----         -----          -----
  Comprehensive income                                                 $29.3         $19.3         $54.6          $79.4
                                                                       =====         =====         =====          =====


(10) OTHER FINANCIAL INFORMATION

Taxes paid for the nine months ended September 30, 2001 and 2000 were approximately $32.5 and $24.4, respectively. Included in the nine months ended September 30, 2001 were taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business. Included in the nine months ended September 30, 2000 were taxes of approximately $7.5 related to the sale of the Company's 50% interest in Criterion Catalyst Company LP. Interest paid for the nine months ended September 30, 2001 and 2000 was approximately $17.1 and $22.1, respectively.

Other income, net was $8.4 for the nine months ended September 30, 2001 and included pretax gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Other income, net was $20.2 for the nine months ended September 30, 2000 and included a pretax gain of $13.3 received in an insurance settlement agreement related to an environmental coverage suit and a pretax gain of $7.1 related to the sale of real estate at a former plant site.

At September 30, 2001 and December 31, 2000, the Company's long-term debt consisted of public debt in the amounts of $314.3 and $313.4, respectively. During the third quarter of 2001, the Company reclassified certain deferred financing charges from other noncurrent assets to long-term debt. The reclassification was also made to the prior year's Consolidated Balance Sheet in order to make it conform to the current year's presentation.

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through September 30, 2001, the Company had repurchased 1,762,791 shares at a cost of $54.3 under this program.

In connection with the Company's stock repurchase program, during the nine months ended September 30, 2001 the Company sold an aggregate of 300,000 put options to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $31.35 to $32.49 per share. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., physical, net cash or net share settlement). The Company received premiums of approximately $0.6 on the sale of such options. During the third

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


quarter of 2001, 140,000 of the put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price, which was slightly "out of the money" at the time. Subsequently, in October 2001, the remaining 100,000 put options were exercised and the Company bought back 100,000 shares of its common stock at an exercise price of $32.49 per share.


(11) SEGMENT INFORMATION

Summarized segment information for the Company's four segments for the three and nine months ended September 30, 2001 and 2000 was as follows:

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                                    -------------                          -------------
                                                              2001               2000                2001                2000
                                                              ----               ----                ----                ----
NET SALES
Water and Industrial Process Chemicals                  $   82.8           $  104.0                $  256.0            $ 309.6
Performance Products                                       110.0              118.6                   337.7               365.2
Specialty Materials                                        113.3              104.1                   346.5               311.5
Building Block Chemicals
  Sales to external customers                               36.0               49.5                   132.1               147.8
  Intersegment sales                                        11.4               15.2                    38.2                28.6
                                                        --------           --------                --------            --------

Net sales from segments                                    353.5              391.4                 1,110.5             1,162.7
Elimination of intersegment revenue                        (11.4)             (15.2)                  (38.2)              (28.6)
                                                        --------           --------                --------            --------
Total consolidated net sales                            $  342.1           $  376.2                $1,072.3            $1,134.1
                                                        ========           ========                ========            ========

                                                                    % of                % of                % of               %of
EARNINGS (LOSSES) FROM OPERATIONS                                   SALES               SALES               SALES             SALES
---------------------------------                                   -----               -----               -----             -----
Water and Industrial Process Chemicals                    $ 6.9       8%      $10.0      10%      $21.8       9%    $ 31.1     10%
Performance Products                                        5.2       5%       14.6      12%       15.4       5%      45.6     12%
Specialty Materials                                        24.1      21%       21.4      21%       82.5      24%      63.6     20%
Building Block Chemicals                                   (0.6)     -1%        0.9       1%      (11.8)     -7%       4.7      3%
                                                          -----               -----               -----             ------
Earnings from segments                                     35.6      10%       46.9      12%      107.9      10%     145.0     12%

Corporate and Unallocated                                  (0.9)               (0.5)               (8.9)              (3.4)
                                                          -----               -----               -----             ------
Total consolidated earnings from operations               $34.7      10%      $46.4      12%      $99.0       9%    $141.6     12%
                                                          =====               =====               =====             ======

            (Millions of dollars, except share and per share amounts)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER OF 2001 VERSUS THIRD QUARTER OF 2000

Net sales for the third quarter of 2001 were $342.1, compared with $376.2 for the third quarter of 2000. The decrease was due to sales decreases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $21.2, $8.6 and $13.5, respectively that were partially offset by a sales increase in the Specialty Materials segment of $9.2. Excluding the effects of the November 1, 2000 Paper Chemicals business divestiture, sales in the Water and Industrial Process Chemicals segment decreased $1.5.

Net sales in the United States were $178.3 for the third quarter of 2001, compared with $201.3 for the third quarter of 2000. International net sales were $163.8 for the third quarter of 2001, or 47.9% of total net sales, compared with $174.9, or 46.5% of total net sales for the third quarter of 2000.

In the North America region (i.e., United States and Canada), net sales were $193.2 for the third quarter of 2001, down 11.3% from the prior year period. Overall, selling volumes decreased 10.6% in the region due partially to a 5.1% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 27.3% (decreased approximately 5.9% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 13.0%, Specialty Materials increased 9.8% and Building Block Chemicals decreased 29.6%. Overall, selling prices decreased 0.5% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.2%, Performance Products increased 1.1%, Specialty Materials decreased 0.2% and Building Block Chemicals decreased 6.4%. For the region overall, the adverse effect of exchange rate changes increased sales approximately 0.2%.

In the Europe/Mideast/Africa region, net sales were $86.5 for the third quarter of 2001, up 4.2% from the prior year period. Overall, selling volumes increased 3.7% in the region despite a 3.6% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 6.3% (increased approximately 6.4% excluding the effects of the Paper Chemicals business divestiture), Performance Products increased 1.1%, Specialty Materials increased 9.7% and Building Block Chemicals increased 23.4%. Overall, selling prices increased 0.7% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 1.6%, Performance Products increased 3.3%, Specialty Materials was flat and Building Block Chemicals decreased 8.6%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.2%.

In the Asia/Pacific region, net sales were $40.8 for the third quarter of 2001, down 18.1% from the prior year period. Overall, selling volumes decreased 8.3% in the region due partially to a 6.6% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 22.0% (increased approximately 4.8% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 4.0%, Specialty Materials decreased 9.3% and Building Block Chemicals decreased 1.6%. Overall, selling prices decreased 6.5% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 2.6%, Performance Products increased 2.7%, Specialty Materials was flat and Building Block Chemicals decreased 28.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.3%.

In the Latin America region, net sales were $21.6 for the third quarter of 2001, down 16.0% from the prior year period. Overall, selling volumes decreased 17.5% in the region due partially to a 9.3% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and

            (Millions of dollars, except share and per share amounts)

Industrial Process Chemicals decreased 17.1% (decreased approximately 2.9% excluding the effects of the Paper Chemicals business divestiture) and Performance Products decreased 11.7%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 7.0% in the region. Water and Industrial Process Chemicals increased 5.9% and Performance Products increased 11.3%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 5.5%.

Manufacturing cost of sales was $257.1 or 75.2% of net sales in the third quarter of 2001, compared to $272.2, or 72.4% of net sales for the prior year period. Manufacturing costs as a percentage of net sales increased primarily due to lower production levels resulting from weaker demand in the Specialty Chemicals, (i.e., Water and Industrial Process Chemicals and Performance Products) and Building Block Chemicals segments, higher raw material and energy prices, particularly natural gas, and the net adverse effects of exchange rate changes, partially offset by the benefits from higher selling prices.

Other operating expenses decreased period-over-period. Specifically, expenses for selling and technical services decreased $4.3 and research and process development decreased $2.9 primarily as a result of the divestiture of the Paper Chemicals business.

Other income (expense), net was $2.0 of income for the third quarter of 2001, compared to $0.1 of expense for the prior year period. Included in the third quarter of 2001 were royalties received and currency exchange gains primarily in Latin America.

Equity in earnings (losses) of associated companies, which represents the Company's before-tax share of its associated companies' earnings, was $0.9 of earnings for the third quarter of 2001, compared to $2.3 of earnings for the prior year period. The decrease was due primarily to a sales volume decrease of approximately 16% at CYRO Industries. The volume decrease reflected continued slowing demand in the North American industrial markets. Lower raw material costs coupled with major cost reductions were unable to offset the volume decrease, which lead to lower earnings than the prior year period.

Interest expense, net was $5.1 for the third quarter of 2001, a decrease of $1.1 from the prior year period. The decrease reflects the lower outstanding debt levels during the third quarter of 2001.

The income tax provision was $11.2 for the third quarter of 2001 and $14.6 for the prior year period, which reflects an underlying effective tax rate of 34.5% for both periods.

Earnings before extraordinary items for the third quarter of 2001 were $21.3, or $0.51 per diluted share, compared to $27.8, or $0.65 per diluted share for the prior year period. The period-over-period decline in such earnings of $6.5, or $0.14 per diluted share was primarily due to lower sales volumes in the Specialty Chemicals and Building Block Chemicals segments, the adverse effects of unfavorable exchange rate changes, particularly in the Latin America and the Asia/Pacific regions, and higher raw material and energy costs. This was partially offset by the strong performance of the Specialty Materials segment and the favorable effect of the Company's stock repurchase program.

During the third quarter of 2001, the Company recognized an extraordinary gain, net of taxes of $4.9, or $0.12 per diluted share related to its acquisition of the BP carbon fibers business. Taxes recorded on the transaction were $2.6. For further information see Note 2 of the Notes to Consolidated Financial Statements.

            (Millions of dollars, except share and per share amounts)

SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $82.8 for the third quarter of 2001, a decrease of 20.4% from the previous year period. Selling volumes decreased 1.4%, excluding an 18.9% decrease related to the November 1, 2000 divestiture of the Paper Chemicals business. The adverse effects of exchange rate changes reduced sales 1.8%, while increased selling prices favorably affected sales 1.7%.

The general economic slowdown reduced demand in the Company's mining chemicals and paper wastewater treatment markets. The mining chemicals business experienced weaker demand primarily from the major alumina and copper mining markets. The impact of the economic slowdown in the paper industry reduced sales of this segment in two ways: First, the Company had lower demand to provide certain products that it supplies under manufacturing agreements executed in connection with the sale of the paper chemicals business last year. Secondly, lower paper industry production also reduced demand for the Company's flocculants to treat paper mill wastewater. These factors, as well as a shift in sales mix from mining to water treating chemicals, resulted in earnings from operations of $6.9 or 8.3% of net sales for the third quarter of 2001, compared to $10.0 or 9.6% of net sales for the same period last year.

Performance Products:

The Performance Products segment is sensitive to ongoing changes in the industrial economy. Weak global demand from the automotive, industrial and plastics markets continued to impact this segment in the third quarter of 2001. As a result, net sales decreased 7.3% to $110.0 for the third quarter of 2001 as compared to the same period in 2000. This represents an 8.4% decrease in selling volumes, an adverse currency exchange impact of 1.3% and a 2.4% benefit from price increases.

The benefits of price increases did not offset the impact of lower selling volumes and the higher costs of raw materials. Natural gas-based raw material costs have decreased from the second quarter of 2001, but are still higher than the third quarter of last year. As a result, earnings from operations for the third quarter of 2001 were $5.2 or 4.7% of net sales, compared to $14.6 or 12.3% of net sales for the prior year period.

            (Millions of dollars, except share and per share amounts)

Specialty Materials:

Specialty Materials net sales were $113.3 for the third quarter of 2001, an increase of 8.8% from the previous year period. Selling volumes increased 9.1%, of which approximately 4.1% were from sales generated as a result of the March 30, 2001 acquisition of the Minnesota Mining and Manufacturing Company's ("3M") composite materials business and the August 31, 2001 acquisition of the BP carbon fibers business (for further information on these acquisitions see Note 2 of the Notes to Consolidated Financial Statements). The effects of exchange rate changes and selling prices negatively impacted sales by 0.1% and 0.2%, respectively. During the third quarter of 2001, the Company continued to see strong demand from its large commercial, regional and business aircraft markets. The Company's military aircraft applications have also continued to grow.

Third quarter of 2001 volume growth was the primary driver of earnings from operations, which increased 12.6% to $24.1. Earnings from operations as a percentage of net sales was 21.3% for the third quarter of 2001.

Building Block Chemicals:

Building Block Chemicals net sales to external customers decreased 27.3% to $36.0 for the third quarter of 2001. Selling volumes and prices decreased 14.4% and 12.8%, respectively. The effect of exchange rate changes was negligible. The weak economic environment was the primary factor in reduced demand and lower prices. An excess of competitive supply, particularly in acrylonitrile compounded the decline in prices. In line with the lower demand, during the third quarter of 2001 the acrylonitrile plant located at the Company's Fortier facility located in Louisiana operated at reduced production levels.

During the third quarter of 2001, the acrylonitrile margins were very narrow. The benefits from lower raw material costs, (i.e., propylene and natural gas) were more than offset by reductions in acrylonitrile export prices to Asia. As a result, losses from operations were $0.6 for the third quarter of 2001, compared to earnings from operations of $0.9 for the prior year period.

NINE MONTHS OF 2001 VERSUS NINE MONTHS OF 2000

Net sales for the nine months of 2001 were $1,072.3, compared with $1,134.1 for the nine months of 2000. The decrease was due to sales decreases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $53.6, $27.5 and $15.7, respectively that were partially offset by a sales increase in the Specialty Materials segment of $35.0. Excluding the effects of the Paper Chemicals business divestiture, sales in the Water and Industrial Chemicals segment increased $3.8.

Net sales in the United States were $571.0 for the nine months of 2001, compared with $611.7 for the nine months of 2000. International net sales were $501.3 for the nine months of 2001, or 46.7% of total net sales, compared with $522.4, or 46.1% of total net sales for the nine months of 2000.

In the North America region (i.e., United States and Canada), net sales were $619.2 for the nine months of 2001, down 6.5% from the prior year period. Overall, selling volumes decreased 8.0% in the region due partially to a 4.9% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 21.1% (increased approximately 0.1% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 13.7%, Specialty Materials increased 12.3% and Building Block Chemicals decreased 24.1%. Overall, selling prices increased 1.8% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.1%, Performance Products increased 2.3%, Specialty Materials were flat and Building Block Chemicals increased 8.8%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.3%.

            (Millions of dollars, except share and per share amounts)

In the Europe/Mideast/Africa region, net sales were $257.6 for the nine months of 2001, down 0.3% from the prior year period. Overall, selling volumes increased 0.8% in the region despite a 3.8% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 5.2% (increased approximately 8.7% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 2.5%, Specialty Materials increased 10.2% and Building Block Chemicals decreased 0.8%. Overall, selling prices increased 1.4% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.8%, Performance Products increased 4.0%, Specialty Materials was flat and Building Block Chemicals decreased 1.8%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 2.5%.

In the Asia/Pacific region, net sales were $125.5 for the nine months of 2001, down 12.2% from the prior year period. Overall, selling volumes decreased 6.9% in the region due mainly to a 6.5% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 29.8% (decreased approximately 5.7% excluding the effects of the Paper Chemicals business divestiture), Performance Products decreased 3.2%, Specialty Materials increased 6.5% and Building Block Chemicals increased 6.3%. Overall, selling prices decreased 2.2% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 3.4%, Performance Products increased 2.2%, Specialty Materials was flat and Building Block Chemicals decreased 13.9%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 3.1%.

In the Latin America region, net sales were $70.0 for the nine months of 2001, down 0.7% from the prior year period. Overall, selling volumes increased 1.2% in the region, despite an 8.7% decrease due to the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 7.4% (increased approximately 5.2% excluding the effects of the Paper Chemicals business divestiture) and Performance Products increased 8.3%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 3.8% in the region. Water and Industrial Process Chemicals increased 4.2% and Performance Products increased 8.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 5.7%.

Manufacturing cost of sales was $820.4 or 76.5% of net sales for the nine months of 2001 and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $815.8 or 76.1% of net sales for the nine months of 2001, compared to $817.8, or 72.1% of net sales for the prior year period. Manufacturing costs as a percentage of net sales increased primarily due to lower production levels resulting from weaker demand in the Specialty Chemicals and Building Block Chemicals segments, higher raw material and energy prices, particularly natural gas, and the net adverse effects of exchange rate changes, partially offset by the benefits from higher selling prices.

Other operating expenses decreased period-over-period. Specifically, expenses for selling and technical services decreased $14.9, research and process development decreased $4.7 and administrative and general expenses decreased $2.4 primarily as a result of the divestiture of the Paper Chemicals business. Included in selling and technical services expenses for the nine months of 2001 was a restructuring charge of $0.8 related to the Company's share of the personnel reduction at the Fortier facility. Excluding this charge, selling and technical services expenses decreased $15.7.

Other income (expense), net was $8.4 for the nine months of 2001 and included pretax gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Other income (expense), net was $20.2 for the nine months of 2000 and included a pretax gain of $13.3 received in an insurance settlement agreement related to an environmental

            (Millions of dollars, except share and per share amounts)

coverage suit and a pretax gain of $7.1 related to the sale of real estate at a former plant site.

Equity in earnings (losses) of associated companies was a loss of $1.7 for the nine months of 2001. Included in this loss was $2.3 for the Company's 50% share of the CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility. Excluding these charges, equity in earnings (losses) of associated companies was $0.6 of earnings for the nine months of 2001, as compared to earnings of $12.2 for the prior year period. The decrease was due to the fact that the prior year period included $4.2 of earnings from the Criterion Catalyst joint venture, which was divested on July 10, 2000, and to lower sales volumes at CYRO Industries. CYRO sells acrylic sheet and molding compounds across a broad range of industrial markets primarily in North America where demand has been weak as a result of the soft economy.

Interest expense, net was $15.0 for the nine months of 2001, a decrease of $5.4 from the prior year period. The decrease reflects the lower outstanding debt levels during the nine months of 2001.

The income tax provision was $31.3 for the nine months of 2001 and $53.0 for the prior year period, which reflects an underlying effective tax rate of 34.5% for both periods.

Earnings before extraordinary items for the nine months of 2001 were $59.4, or $1.42 per diluted share, compared to $100.6, or $2.35 per diluted share for the prior year period. Included in the nine months of 2001 were after-tax restructuring charges of $5.0, or $0.12 per diluted share. Included in the nine months of 2000 was an after-tax gain of $8.7, or $0.21 per diluted share from an environmental remediation insurance settlement. Excluding these items net earnings for the nine months of 2001 were $64.4, or $1.54 per diluted share, compared to $91.9, or $2.14 per diluted share in the corresponding period of 2000. The adjusted period-over-period decline in such earnings of $27.5, or $0.60 per diluted share was primarily due to lower sales volumes in the Specialty Chemicals and Building Block Chemicals segments, the adverse effects of unfavorable exchange rate changes and higher raw material and energy costs. This was partially offset by the strong performance of the Specialty Materials segment and the favorable effect of the Company's stock repurchase program.

During the nine months of 2001, the Company recognized an extraordinary gain, net of taxes of $4.9, or $0.12 per diluted share related to its acquisition of the BP carbon fibers business. Taxes recorded on the transaction were $2.6. For further information see Note 2 of the Notes to Consolidated Financial Statements.

SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $256.0 for the nine months of 2001, a decrease of 17.3% from the previous year period. Selling volumes increased about 2.3%, excluding an 18.6% decrease related to the November 1, 2000 divestiture of the Paper Chemicals business. The adverse effects of exchange rate changes reduced sales 2.3%, while selling prices favorably affected sales 1.3%.

Earnings from operations were $21.8 or 8.5% of net sales for the nine months of 2001, compared to $31.1 or 10.0% of net sales for the same period last year. The lower earnings from operations were primarily the result of lower selling volumes, higher raw material costs and the net adverse effects of exchange rate changes, slightly offset by the benefits from higher selling prices and lower operating costs.

            (Millions of dollars, except share and per share amounts)

Performance Products:

Performance Products net sales were $337.7 for the nine months of 2001, a decrease of 7.5% from the previous year period. The effects of weak economies around the world continued to impact demand from the broad base of industrial markets served by the Performance Products segment. As a result, selling volumes decreased about 8.4% and the adverse effects of exchange rate changes decreased sales 2.1%, while increased selling prices favorably affected sales 3.0%.

Earnings from operations for the nine months of 2001 were $15.4 or 4.6% of net sales, compared to $45.6 or 12.5% of net sales for the prior year period. The lower operating earnings reflect the impact of lower selling volumes, higher raw material costs and the net adverse effects of exchange rate changes, partially offset by the benefits from higher selling prices.

Specialty Materials:

Specialty Materials net sales were $346.5 for the nine months of 2001, an increase of 11.2% from the previous year period. Selling volumes increased 11.7%, of which approximately 2.3% were from sales generated as a result of the March 30, 2001 acquisition of the 3M composite materials business and the August 31, 2001 acquisition of the BP carbon fibers business (for further information on these acquisitions see Note 2 of the Notes to Consolidated Financial Statements). The remaining increase in selling volumes was attributable to strong demand in aerospace applications, (i.e., large commercial aircraft, regional jets and military aircraft). The adverse effects of exchange rate changes decreased sales 0.5%, while selling prices were flat.

Earnings from operations for the nine months 2001 were $82.5, compared to $63.6 for the prior year period. As a percentage of net sales, earnings from operations increased by approximately 4 percentage points to 23.8%, reflecting increased selling volumes, operational excellence programs and focused cost management efforts.

Building Block Chemicals:

Building Block Chemicals continues to be impacted by poor demand, particularly for acrylonitrile. As a result, net sales to external customers were $132.1 for the nine months of 2001, a decrease of 10.6% from the previous year period. Selling volumes decreased about 10.2% and the adverse effects of exchange rate changes decreased sales 0.5%, while increased selling prices favorably impacted sales 0.1%.

Losses from operations were $11.8 for the first half of 2001, compared to earnings from operations of $4.7 for the prior year period. Earnings (losses) from operations were negatively impacted by low production volumes, high raw material prices and the adverse effect of exchange rate changes, partially offset by increased selling prices.

In the second quarter of 2001 the Company announced a restructuring at its Fortier facility. For further information on this restructuring charge see Note 3 of the Notes to Consolidated Financial Statements.

On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the ammonia manufacturing joint venture effective as of September 1, 2000 from the Company's partner, LaRoche Industries Inc. For further information on this acquisition see Note 2 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2001, the Company's cash balance was $41.6, a decrease of $15.2 from year-end 2000.

Net cash flows provided by operating activities were $79.9 for the nine months ended September 30, 2001, compared with $82.7 for the nine months ended September 30, 2000. Despite the overall slowdown of the economy and the corresponding impact on net earnings, net cash flows provided by operating

            (Millions of dollars, except share and per share amounts)

activities were only down $2.8, or 3.4%. Working capital reductions largely offset taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business that the Company paid in the first quarter of 2001.

During the nine months of 2001, inventory levels have been kept in line with the lower sales, but future reductions in demand will require continued efforts in this area. Also, accounts receivable, accounts payable and accrued expenses have all declined since year-end, in line with the lower sales and production levels. The decrease in accounts payable was compounded by exceptionally high raw material prices, particularly natural gas and propylene, reflected in the year-end 2000 balance.

Net cash flows used for investing activities totaled $54.9 for the nine months ended September 30, 2001, compared with net cash flows provided by investing activities of $18.6 for the nine months ended September 30, 2000. Included in 2001 was funding of $9.0 to acquire 3M's composite materials business, the remaining 50% interest in the assets of the ammonia manufacturing joint venture and two other minor acquisitions. Cash flows provided by investing activities for the nine months of 2001 included capital additions of $48.2, compared with $54.3 for the same period last year. For the full year 2001, the Company expects capital spending to be about $60.0. For the foreseeable future, the Company expects to manage capital spending tightly by raising hurdle rates and reducing payback periods required for certain project approvals.

The Company believes that, based on internal cash generation and current levels of liquid assets, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2001.

Net cash flows used for financing activities totaled $38.0 for the nine months ended September 30, 2001, compared with $100.6 for the nine months ended September 30, 2000. In connection with the stock repurchase program discussed below, during the nine months ended September 30, 2001, the Company purchased 1,601,300 shares of treasury stock at a cost of $48.8. This compares with the purchase of 1,812,300 shares of treasury stock at a cost of $51.3 during the nine months ended September 30, 2000.

In connection with the Company's stock repurchase program, during the nine months ended September 30, 2001 the Company sold an aggregate of 300,000 put options to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $31.35 to $32.49 per share. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., physical, net cash or net share settlement). The Company received premiums of approximately $0.6 on the sale of such options. During the third quarter of 2001, 140,000 of the put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price, which was slightly "out of the money" at the time. Subsequently, in October 2001, the remaining 100,000 put options were exercised and the Company bought back 100,000 shares of its common stock at an exercise price of $32.49 per share.

On November 2, 2000, the Company announced a new program to spend up to $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through September 30, 2001, the Company had repurchased 1,762,791 shares at a cost of $54.3 under this program. Until economic conditions become clearer, the Company expects to reduce its use of cash for stock buybacks.

            (Millions of dollars, except share and per share amounts)

OTHER

2001 Outlook:

In its October 11, 2001 earnings press release, and in light of the volatile economic situation prevailing after the events of September 11, 2001, the Company set forth its best current estimate of fourth quarter and full year 2001 earnings. The Company stated that, overall it expected fourth quarter net earnings to be in the range of $0.25 to $0.30 per diluted share and full year 2001 net earnings to be in the range of $1.80 to $1.85 per diluted share, excluding the second quarter restructuring charge and third quarter extraordinary gain.

The October 11, 2001 earnings projection was made at a time when the outlook, as today, was in a great state of flux and was based on the analysis set forth in the following four paragraphs. This analysis is set forth to give insight into the thinking of management at the time of the earnings press release. However, there can be no assurance that sales or earnings will develop in the manner projected in this analysis or that if the analysis were to be redone on the date hereof there would be no change. Actual results may differ materially.

In the Water and Industrial Process Chemicals segment, the Company expected steady sales performance from the water treatment business, with a continuing reduction in demand from the paper sector as mills close and curtail orders for wastewater treatment chemicals, offset by growth elsewhere. The Company also expected a decline in the mining chemicals business consistent with the recent global reduction in copper and aluminum production. The Company further expected an increase in fourth quarter 2001 raw material costs, particularly in propylene. The net result was that the Company projected earnings in the segment to be down in the fourth quarter of 2001 by approximately twenty percent from third quarter 2001 levels.

In the Performance Products segment, the Company supplies products to the plastics, automobile, packaging and general industrial sectors and is sensitive to general economic activity levels and consumer demand. The initial assessment suggested a five percent decline in demand, but the Company also anticipated customers further reducing their inventories as they seek to optimize their working capital and improve their balance sheets, reducing demand by another five percent, as a one-time effect. As a result, for the segment overall, the Company projected second half of 2001 earnings to be twenty percent below earnings in the first half of 2001.

In the Specialty Materials segment, the Company expected growth in the military, satellite and launch vehicle sectors, which represents about thirty percent of this segment's sales. The Company also expected through year end 2001 that the commuter and business jet demand would be flat to slightly down. In the large commercial aircraft sector, the Company was still in the process of quantifying the effects of the economic situation. However, at that time, the Company's expectation was that it would be adversely impacted in the fourth quarter of 2001 by some reductions in demand along with customer inventory corrections. Also, sales for the segment tend to be seasonal (i.e., weaker in the second half of the year, particularly in the fourth quarter). The net result was that the Company projected fourth quarter 2001 sales in the segment to be about fifteen percent lower than third quarter 2001 levels. Moreover, as a result of the volume decline and the ongoing costs of integrating the BP carbon fibers business, the Company projected fourth quarter 2001 operating earnings to be approximately forty percent lower than third quarter 2001 levels and full year 2001 operating earnings to be in the range of $95.0 to $100.0.

In the Building Block Chemicals segment, the Company was experiencing weaker demand for acrylonitrile and its co-products and acrylonitrile prices were not keeping up with increases in raw material costs (i.e., propylene). As a result, gross margins were expected to be lower and the acrylonitrile plant located at the Company's Fortier facility was expected to run at reduced rates for the remainder of this year. The Company projected that it would benefit some from lower utility costs, (i.e., natural gas) and the acceleration of restructuring benefits, but that the factors described above would result in an operating loss of approximately $15.0 for the full year 2001.

            (Millions of dollars, except share and per share amounts)

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

Forward-looking statements include, among others, statements concerning the Company's (including its segments') outlook for 2001 and beyond, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectation, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in the global and regional economies; changes in demand for the Company's products or in the costs and availability of its raw materials; customer inventory destocking; the actions of competitors; exchange rate fluctuations; the financial condition of joint venture partners; the success of our customers' demands for price decreases; technological change; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; the accretiveness of acquisitions and other unforseen circumstances. A number of these factors are discussed in the Company's filings with the Securities and Exchange Commission.

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

     In connection with the Company's stock repurchase program, during the nine months ended September 30, 2001 the Company sold an aggregate of 300,000 put options to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $31.35 to $32.49 per share. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., physical, net cash or net share settlement). The Company received premiums of approximately $0.6 on the sale of such options. During the third quarter of 2001, 140,000 of the put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price, which was slightly "out of the money" at the time. Subsequently, in October 2001, the remaining 100,000 put options were exercised and the Company bought back 100,000 shares of its common stock at an exercise price of $32.49 per share.

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

In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in five civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company denies that it conspired to fix prices.

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

                  (b).     REPORTS ON FORM 8-K

The Company has not filed a current report on Form 8-K during the third quarter of 2001.

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


                                CYTEC INDUSTRIES INC.



                                 By:/s/James P. Cronin
                                 ---------------------
                                 James P. Cronin
                                 Executive Vice President and Chief Financial
                                 Officer



November 14, 2001

EXHIBIT INDEX

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2001 and 2000

99   Material Incorporated by reference from the 2000 Annual Report on Form 10-K