Form 10-K
period 2001-12-31
CYTEC INDUSTRIES INC/DE/
filed 2002-03-25
CIK 912513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
  (Mark One)
     |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

     |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 1-12372

                              CYTEC INDUSTRIES INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  22-3268660
----------------------------------------            -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

       Five Garret Mountain Plaza
       West Paterson, New Jersey                           07424
----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (973) 357-3100
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                      Name of each exchange on
          -------------------                           which registered
        Common Stock, par value                    -------------------------
            $.01 per share                         New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

There were 39,659,897 shares of common stock outstanding on February 1, 2002. Non-affiliates held 39,423,982 of these shares with an aggregate market value of $931,194,455 based on the closing price ($23.62) of such stock on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                               Part of Form 10-K
---------                                               -----------------
Portions of Proxy Statement for 2002 Annual Meeting       Parts III, IV
of Common Stockholders, dated March 28, 2002.

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

         Forward-looking statements include, among others, statements concerning the Company's (including its segments) outlook for 2002 and beyond, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

         All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; changes in demand for the Company's products or in the costs and availability of its raw materials; customer inventory destocking; the actions of competitors; exchange rate fluctuations; the success of our customers' demands for price decreases; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; energy costs; war, terrorism or sabotage; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

                                     PART I
                                     ------

Item 1.      BUSINESS

         The Company is a global specialty chemicals and specialty materials company which focuses on value-added products. The Company serves major markets for aerospace, water treatment and mining, automotive and industrial coatings, plastics and chemical intermediates. The Company has manufacturing facilities in nine countries and sells its products worldwide. The Company had net sales of $1,387.1 million and earnings from operations of $112.7 million in 2001. In addition, the Company has a 50% interest in each of three unconsolidated associated companies, and a one-third interest in a fourth. The associated companies had aggregate net sales of $306.9 million and gross profit of $52.0 million in 2001. The Company reported $.1 million of equity in earnings of associated companies in 2001.

         The Company operates in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. Water and Industrial Process Chemicals principally include water treating chemicals, mining chemicals and phosphine chemicals and before November 2000, paper chemicals. Performance Products principally include coatings and performance chemicals and polymer additives. Specialty Materials principally include advanced composites and adhesives. Building Block Chemicals principally include acrylonitrile, acrylamide, hydrocyanic acid, melamine and sulfuric acid. Since early 2000 the Company has characterized its businesses as platform businesses and value businesses. Platform businesses are those businesses the Company believes have a competitive advantage to grow organically and by extension through strategic acquisitions. The Company expects these businesses to have sales growth over a business cycle considerably in excess of growth in gross domestic product. The Company also expects its platform businesses will need investment in research and development and possibly in capital to increase global capacity to support sales growth. Value businesses are those businesses without the same growth characteristics and which are expected to build sales and profit growth through greater focus on manufacturing productivity. Value businesses will be expected to provide significant free cash flow and to increase their economic value with a greater focus on asset management. The Company's platform businesses are water treating chemicals, mining chemicals, phosphine chemicals, coating and performance chemicals and specialty materials. The Company's value businesses are polymer additives and building block chemicals.

         The Company's management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of or withdraw certain product lines and/or acquire additional product lines or technologies. Additionally, regular reviews are performed of the cost effectiveness and profitability of plant sites or individual facilities within such sites. In management's opinion, the financial impact of a disposal or withdrawal of certain product lines together with the impact on plant sites will not have a material adverse effect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

         The Company completed three acquisitions during 2001; two divestitures during 2000; and completed four acquisitions and one divestiture during 1999. See Note 2 of the Notes to the Consolidated Financial Statements included in
Item 8.

         Unless indicated otherwise, the terms "Company" and "Cytec" each refer collectively to Cytec Industries Inc. and its subsidiaries. Cytec was incorporated as an independent public company in December 1993.

WATER AND INDUSTRIAL PROCESS CHEMICALS SEGMENT

         The Water and Industrial Process Chemicals segment had net sales to external customers of approximately $335.0 million in 2001 and $403.1 million in 2000, or approximately 24.2% and 27.0%, respectively, of the Company's net sales in such years. The decrease in sales was primarily caused by the divestiture of the paper chemicals product line in November 2000.

         Set forth below are the Company's primary product lines and major products in the Water and Industrial Process Chemicals segment, and their principal applications.

           PRODUCT LINE                     MAJOR PRODUCTS                             PRINCIPAL APPLICATIONS
         -----------------               --------------------                      ------------------------------
Water treating chemicals(1)         Flocculants, coagulants, filter          - Water  and wastewater treatment, oil field
                                    aids, drilling mud additives,              drilling
                                    biocides

Mining chemicals(1)                 Reagents, promoters,                     - Mineral, sulfide ore, alumina and coal
                                    collectors, frothers,                      processing
                                    flocculants, defoamers,
                                    depressants, filter aids

   Phosphine chemicals              Phosphine and phosphine                  - Metal and mineral separation, catalysts,
                                    derivatives for mineral                    electronics, chemical and pharmaceutical
                                    recovery and metals processing,            processing and agricultural fumigants
                                    solvent extractants, catalyst ligands,
                                    chemical and pharmaceutical
                                    intermediates, electronics, fumigation

-------------
(1) Sales of this product line are also made by Mitsui Cytec, Ltd. ("Mitsui Cytec"), an unconsolidated associated company owned 50% by Mitsui Chemicals Inc. See "Associated Companies."

         WATER TREATING CHEMICALS

         Cytec's water treating chemicals product line consists primarily of the manufacture and sale of flocculants for use as coagulants in the treatment of municipal drinking water and industrial influent water supplies, as sewage conditioners for municipal wastewater treatment, as treatments in industrial waste streams to remove suspended solids and as drilling mud conditioners for oil service companies. Flocculants are synthetic water soluble polymers utilized primarily in liquid-solid separation processes (i.e., separating solid waste or particulate matter from water). Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for the Company's water treating chemicals. To support this growing demand, Cytec completed significant expansions at its Mobile, Alabama and Bradford, England plants during 2001. Although Cytec sold its paper chemicals product line in two separate transactions in late 2000, it retained all of its production facilities, which are also used in its water treating and mining chemicals product lines, and Cytec now produces paper chemicals under long term supply agreements for the purchasers of its paper chemicals product line. Cytec also retained its paper wastewater treating product line.

         Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts generally are awarded on a competitive bid basis, and for those industrial applications where technical service is not an important factor. Cytec markets its water treating chemicals through a specialized sales and technical services staff and also through distributors and resellers. The Company also emphasizes sales to global full-service water treatment companies.

         MINING CHEMICALS

         Cytec's mining chemicals product line consists principally of reagents, promoters, collectors, frothers, depressants and flocculants, and are used primarily in applications to separate minerals from raw ores. The Company has leading positions in the copper processing industry, particularly in the flotation of sulfide ores, and in the alumina processing industry, where its patented HxPams are particularly effective at the flocculation of "red mud". The Company also manufactures and sells phosphine chemicals specialty reagents which have leading positions in cobalt/nickel separation and copper sulfide recovery applications. The Company has expanded its product offerings through the acquisition of three mining chemicals businesses in 1998 and 1999. The Company also strives to develop new technologies as well as new formulations tailored for specific applications. Early results suggest that the Company's recently introduced synthetic depressants may have promise in the platinum processing industry. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company's products have processing applications. In 2001, mining chemicals sales reflected the soft global economy. The Company's mining chemicals product lines are marketed primarily through a specialized sales and technical services staff. Cytec expects to continue expanding its sales presence in South America, Asia and Australia, the growth markets for the Company's mineral processing chemicals.

         PHOSPHINE CHEMICALS

         The Company manufactures and sells phosphine gas and phosphine derivatives for a variety of applications. The Company is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and has significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. The Company acquired a phosphine fumigants product line in 1999. After the Company received regulatory approvals from the United States Environmental Protection Agency to market phosphine fumigants in 1999 and 2000, the Company commenced marketing phosphine fumigants in the United States as an alternative to methyl bromide, which is required to be phased out by the end of 2004 due to its ozone depleting characteristics. Sales of phosphine fumigants are dependent upon obtaining and maintaining necessary registrations and approvals from applicable regulatory agencies and the Company is seeking product registrations for its fumigants in additional countries. The Company also seeks to broaden its product line through development of additional proprietary technologies for pharmaceuticals, specialty chemicals catalysis and reactive intermediate applications. The Company is considering increasing its plant capacity to meet future growth opportunities.

PERFORMANCE PRODUCTS SEGMENT

         The Performance Products segment had net sales to external customers of approximately $434.7 million in 2001 and $474.0 million in 2000, or approximately 31.3% and 31.8%, respectively, of the Company's net sales in such years. Set forth below are the Company's primary performance products product lines, major products and their principal applications:

           PRODUCT LINE                     MAJOR PRODUCTS                         PRINCIPAL APPLICATIONS
         -----------------               --------------------                 ------------------------------
Coatings and performance            Melamine and urea                 - High performance automotive, appliance,
chemicals (1)                       cross-linkers, urethane             metal container and metal coil coatings,
                                    chemicals, surfactants and          paint finishes for plastic, wood and metal;
                                    acrylamide-based specialty          radial tire adhesion promoters; emulsion
                                    monomers                            polymers and coatings

Polymer additives                   Ultraviolet light absorbers       - Plastics, coatings, fibers
                                    and stabilizers,
                                    antioxidants

(1) Sales of this product line are also made by Mitsui Cytec. See "Associated Companies."

         COATINGS AND PERFORMANCE CHEMICALS

         The Company believes that it is the largest global supplier of amino coating resins ("Resins"), which the Company markets primarily for industrial coatings applications under the CYMEL(R) trademark. The Company achieved its current position partly through the acquisitions of Dyno Industrier ASA's 50% interest in Dyno-Cytec in 1998 and BIP Limited's amino coating resins business in 1999. The Company sells Resins worldwide, except in Japan where Resins are manufactured and sold by Mitsui Cytec, to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. As part of the project to consolidate and increase the flexibility of the Company's global Resins production, the Company completed an expansion of its Resins production capacity at its Lillestrom, Norway plant in the second half of 2001. The Company also manufactures a line of adhesion promoters under the CYREZ(R) trademark. Adhesion promoters are used globally in the rubber industry, the major application being in the manufacture of tires. Many of the Company's Resins and adhesion promoters are manufactured using melamine, one of the Company's building block chemicals.

         The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, varnishes, agricultural chemicals, adhesives, textiles, mining chemicals, laundry dry cleaning compounds, nonwoven binders, laxatives, thermoplastic molded components, multipurpose cleaning solutions, and antistatic softening agents. The Company completed a major expansion of its surfactants manufacturing facility at its Willow Island, West Virginia plant during 1998 which allowed the Company to close its Linden, New Jersey plant and increase overall surfactants manufacturing capacity.

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

         POLYMER ADDITIVES

         The Company is a significant global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. Typical end use applications of the Company's products include a wide variety of polyolefins which are used in agricultural films, toys, lawn furniture and automotive applications, fibers for carpets, spandex applications, engineered plastics and automotive coatings. Ciba Specialty Chemicals AG is the dominant competitor in this product line. The Company seeks to enhance its position with new products based on proprietary chemistries and solutions-based technical support. In 2001, the Company launched its CYASORB THT family of light stabilizers based on the Company's proprietary hindered amine light stabilizer and triazine chemistries. These chemistries provide much higher efficiency as ultraviolet light stabilizers than previous technologies. The Company completed two significant capacity expansions in the polymer additives product line in 1998: a new benzotriazole light stabilizer plant in Botlek, The Netherlands and an expanded hindered amine light stabilizer plant in Willow Island, West Virginia. More recently the Company has focused on manufacturing cost reduction and process efficiency improvements.

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

SPECIALTY MATERIALS SEGMENT

         The Specialty Materials segment had net sales to external customers of approximately $450.2 million in 2001 and $411.6 million in 2000, or approximately 32.5% and 27.6%, respectively, of the Company's net sales in such years. The specialty materials segment principally manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, and aircraft brakes.

         AEROSPACE MATERIALS

         The Company is the major global supplier of aerospace structural adhesives and one of two major suppliers of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. Advanced composites accounted for approximately 25%, 22% and 24% of the Company's 2001, 2000, and 1999 net sales, respectively. The Company acquired two complementary businesses in 2001 to support the long-term growth of this segment. The acquisition of 3M's composites business provided additional customer qualifications and new products and the purchase of BP's carbon fibers business enhances the Company's ability to maintain a high quality, low cost supply of carbon fiber for its composite products. The acquisitions accounted for approximately $9.0 million of the Company's 2001 sales.

         The primary applications for both aerospace adhesives and advanced composites are commercial airliners, regional and business jets, military aircraft, satellites and launch vehicles, high performance automotive and specialty applications. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial and military airframe program in the Western world has qualified and uses the Company's products. Especially important are the current programs for the F-22 and F-18 fighters and the C-17 transport aircraft. In 2001, the Company was also named as the sole source provider of structural composites to Lockheed for the recently approved F-35 Joint Strike Fighter. Sales to The Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $149.5 million or 10.8% of consolidated net sales in 2001 and approximately $153.4 million or 10.3% of consolidated net sales in 2000. The reduction in air passenger traffic after September 11, 2001 has caused financial problems for the airline industry with a consequential reduction in demand for large aircraft from Boeing and Airbus. The Company anticipates, however, that the long-term trend of growth in passenger air miles will continue.

         Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass and phenolic resins are primarily used for interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. In addition, the Company's ablatives are used in manufacturing rocket nozzles and the Company's carbon/carbon products are used in manufacturing aircraft and other high performance brakes.

         The Company's structural adhesives and advanced composites also have various applications in industrial, high performance automotive and selected recreational products. The Company is seeking to leverage its advanced materials portfolio with customers in these and other new markets.

         The Company purchases from third parties all of the aramid and glass fibers and most of the carbon fibers and base resins used in the manufacture of composites. See "Customers and Suppliers" and Item 3, "Legal Proceedings."

         The Company markets aerospace materials through a global sales and technical service staff which services commercial aircraft manufacturers and their subcontractors and also markets to U.S. and European defense programs.

BUILDING BLOCK CHEMICALS SEGMENT

         The Building Block Chemicals segment had net sales to external customers of approximately $167.2 million in 2001 and $203.8 million in 2000, or approximately 12.1% and 13.7%, respectively, of the Company's net sales in each year.

         Building block chemicals are manufactured primarily at the Company's world-scale, highly integrated Fortier facility. The Fortier facility is located on the Mississippi River near New Orleans, Louisiana and has ready access to all major forms of transportation and supplies of raw materials.

         ACRYLONITRILE AND HYDROCYANIC ACID

         The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to approximately 45% will be sold pursuant to a long term supply-agreement and a long term distribution agreement, the first of which provides for a cost based price through mid-2005 and the second of which provides for a market based price. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially all of the hydrocyanic acid produced by the Company is sold to CYRO Industries ("CYRO"), an unconsolidated associated company, as a raw material for methyl methacrylate ("MMA") under two long-term contracts. Because of poor market conditions for acrylonitrile, particularly in export markets, and fluctuating spreads over raw material prices, the Company has been operating the plant at rates ranging from approximately 75% of capacity to full capacity.

         OTHER BUILDING BLOCK CHEMICALS

         The Company also manufactures and sells acrylamide, melamine and sulfuric acid. The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of 200 million pounds primarily for the production of flocculants for the Company's water treating and mining chemicals product line. The remainder of the Company's production is sold to third parties. The Company manufactures acrylamide at its Fortier facility and also at its Botlek facility in The Netherlands. The Company is one of the largest producers and users of acrylamide in the world.

         American Melamine Industries ("AMEL"), a manufacturing joint venture which is owned 50% by a subsidiary of DSM N.V., operates a melamine manufacturing plant with annual production capacity of approximately 160 million pounds at the Fortier facility. DSM, which is the world's leading manufacturer of melamine, makes its melamine expertise available to AMEL under a license agreement. The Company anticipates that over the near term it will use internally up to 80% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties. AMEL is the only North American manufacturer of melamine.

         The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long-term service contract.

         The Company mothballed its ammonia plant in 2001. The methanol plant at Fortier was idled in March 1999 and in December 1999, the Company sold its share of the plant to Methanex Corporation. Both the ammonia plant and the methanol plant had been using higher cost, domestic natural gas as a raw material and consequently were not competitive with foreign sourced material.

         Prices of building block chemicals are sensitive to the stages of economic cycles, energy prices and currency exchange rates, as well as to periods of insufficient and excess capacity. The production of building block chemicals is generally capital intensive, which may cause strong downward pressure on prices in poor market environments as producers tend to operate their plants at capacity even in poor market environments. The Company sells building block chemicals to third parties through a direct sales force and distributors.

ASSOCIATED COMPANIES

         The Company has a 50% interest in each of three unconsolidated associated companies and a one-third interest in PolymerAdditives.com, a fourth unconsolidated associated company.

         CYRO INDUSTRIES

         CYRO manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE(R) trademark and also manufactures and sells MMA. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.S. CYRO closed its Canadian manufacturing plant in 2001 in order to enhance its overall manufacturing efficiency. The Company's partner in CYRO, an indirect subsidiary of Degussa A.G., has an affiliate, Rohm GmbH, which manufactures MMA and acrylic sheet products and molding compounds in Europe and makes its technological expertise available to CYRO.

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

         MITSUI CYTEC

         Mitsui Cytec manufactures and sells in Japan specialty resins and manufactures in Japan and sells throughout Asia certain flocculants. The Company has licensed certain of its technologies to Mitsui Cytec on an exclusive basis in Japan and on an exclusive and non-exclusive basis in other parts of Asia.

         POLYMERADDITIVES.COM LLC

         Cytec, GE Specialty Chemicals, Inc. and Albemarle Corporation each own a one-third interest in this business-to-business Internet joint venture which distributes a broad line of polymer additive products. See "Performance Products Segment--Polymer Additives."

         AC MOLDING COMPOUNDS

         Large increases in raw material costs, operational problems from its transition to a new location, and a major softening of end-market demand resulted in AC Molding's sales declining substantially over the past two years. AC Molding was not able to regain compliance with its bank loan covenants or find a buyer for its assets at a price satisfactory to its lender. Accordingly, AC Molding shut down its operations in November 2001 and filed for bankruptcy under Chapter 11 in December 2001. The Company does not believe that AC Molding's bankruptcy will have a material impact on the Company's results of operations or financial position as the net investment was already valued at zero.

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

         With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture certain water and industrial process chemicals and performance products and its manufacture of carbon fibers for advanced composites) helps protect it from being reliant on other companies for many significant intermediates. The only significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, and sulfur, which are readily available. Natural gas is an important indirect raw material for many of the Company's products, including melamine and Resins. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the United States has been volatile during the past few years and is significantly above the price in many other parts of the world. While the Company has not had any problems obtaining the natural gas that it needs, because the Company's products compete with similar products made with less expensive natural gas available elsewhere, the Company may not be able to recover any or all of the increased cost of gas in manufacturing its products. The Fortier facility is served by a single propylene pipeline owned by a supplier, although the Company has made arrangements to allow other suppliers to use part of the pipeline's capacity.

         The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of cationic monomers from a single supplier under a long-term agreement. Cationic monomers are important raw materials in the water treating and mining chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers which are used in many of the Company's advanced composite products. Availability of certain carbon fibers has occasionally been quite limited, although availability has recently been adequate. The risk of future carbon fiber supply limitations is reduced now that the Company manufactures some of its own carbon fibers.

         A number of the Company's customers operate in cyclical industries such as the aerospace, automotive and paper industries. As a result, demand for the Company's products from customers in such industries is also cyclical. In addition, the profitability of sales of certain of the Company's building block chemicals varies due to the cyclicality typically experienced with respect to the amount of industry wide capacity dedicated to producing such chemicals and the amount of end user demand.

INTERNATIONAL

         The Company operates on a worldwide basis with manufacturing plants located in eight countries (other than the United States). Export sales to unaffiliated customers from the United States were $185.3 million for 2001, $188.8 million for 2000 and $153.4 million for 1999 or approximately 13.4%, 12.6% and 10.6% of net sales in such years, respectively.

         The Company markets its products internationally through Company sales offices, distributors and one associated company as described above. Foreign operations (exclusive of United States export sales) accounted for approximately 33.5%, 33.8% and 32.9% in 2001, 2000 and 1999, respectively, of net sales to unaffiliated customers.

         The Company's identifiable assets located outside of the United States, by geographical region, at year end 2001, 2000 and 1999 are set forth in Note 17 of the Notes to the Consolidated Financial Statements in Item 8 and are incorporated by reference herein.

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

RESEARCH AND PROCESS DEVELOPMENT

         During 2001, 2000 and 1999, the Company expended an aggregate of approximately $32.4 million, $38.6 million and $43.8 million, respectively, on Company-sponsored research and process development activities. Company research and process development expenses declined in 2001 primarily as the result of the divestiture of the Company's paper chemicals business in late 2000.

TRADEMARKS AND PATENTS

         The Company has approximately 1,800 United States and foreign patents and also has trademark applications and registrations for approximately 150 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

EMPLOYEES

         Approximately 4,450 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,100 of the Company's employees are covered by union contracts. The Company believes that its relations with both employees and the related union leaderships are generally good. Union contracts at four facilities covering approximately 5% of the Company's unionized employees expire in the ordinary course prior to the end of 2002. Although the Company expects that it will reach agreement with the unions with respect to these union contracts, there can be no assurance that this will occur.

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

         The Company obtains insurance to cover portions of these risks to the extent the coverage is available and can be obtained on terms the Company believes are economically justifiable. After September 11, 2001, the availability of property insurance in particular became much tighter. The Company declined to obtain coverage for terrorist acts since it was not available at economic rates, and in response to an approximate tripling in proposed rates, the Company increased certain of its deductibles and self-retention amounts.

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

         Item 2.  PROPERTIES

         The Company operates 25 principal manufacturing and research facilities located in the United States, the United Kingdom, The Netherlands, Mexico, Canada, Colombia, Germany, Norway and Chile. Capital spending, exclusive of acquisitions, for the years ended 2001, 2000 and 1999 was approximately $63.9 million, $76.5 million, and $77.4 million, respectively. Capital expenditures in 2002 are expected to be in the range of $75.0-80.0 million. The anticipated increase in spending from 2001 levels is due primarily to the commencement of a multi-year project to upgrade and modernize the Stamford, Connecticut specialty chemicals research facility. The Company's capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of the Company's products, to modernize or replace older facilities, or to install equipment for protection of employees, neighboring communities and the environment.

         The Company's major facilities and the segments served by each such facility are as follows:

                      FACILITY                                      PRINCIPAL SEGMENT
                 -------------------                              ---------------------
Anaheim, California.........................     Specialty materials
Atequiza, Mexico............................     Water and industrial process chemicals; Performance products
Antofogasta, Chile .........................     Water and industrial process chemicals
Avondale (Fortier), Louisiana...............     Building block chemicals
Belmont (Willow Island), West Virginia......     Performance products
Bogota, Colombia............................     Performance products
Botlek, The Netherlands.....................     Water and industrial process chemicals; Performance products;
                                                   Building block chemicals
Bradford, England...........................     Water and industrial process chemicals
Greenville, South Carolina..................     Specialty materials
Greenville, Texas...........................     Specialty materials
Havre de Grace, Maryland....................     Specialty materials
Kalamazoo, Michigan.........................     Water and industrial process chemicals; Performance products
Lillestrom, Norway..........................     Performance products
Longview, Washington........................     Water and industrial process chemicals
Mobile, Alabama.............................     Water and industrial process chemicals
Oestringen, Germany.........................     Specialty materials
Olean, New York.............................     Performance products
Orange, California..........................     Specialty materials

Rock Hill, South Carolina...................     Specialty materials
Stamford, Connecticut.......................     Water and industrial process chemicals; Performance products
Wallingford, Connecticut....................     Performance products
Welland, Ontario............................     Water and industrial process chemicals
Winona, Minnesota...........................     Specialty materials
Woodbridge, New Jersey......................     Water and industrial process chemicals
Wrexham, Wales..............................     Specialty materials

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

         American Cyanamid Company ("Cyanamid") is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 36 cases pending in state and federal courts in the states of California, Illinois, Maryland, Mississippi, Missouri, New Jersey, New York, Ohio, Rhode Island, Texas, and Wisconsin. The Company has an agreement to indemnify Cyanamid in connection with such suits and, accordingly, for purposes of this paragraph only, the Company means Cytec and Cyanamid, collectively. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including for the cost of monitoring, detecting and removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; and plaintiffs' attorneys' fees. The Company is sued primarily as the alleged successor to MacGregor Lead Company from which Cyanamid purchased certain assets in 1971. MacGregor Lead manufactured and sold white lead pigments, the predominant lead pigment used in paints. The Company denies it is a successor to MacGregor Lead Company. The Company has won summary judgment motions in three cases in Maryland and Wisconsin requiring dismissal of the claims against the Company which were based on the theory that the Company was a successor to MacGregor Lead Company. In some cases there are allegations that the Company is liable in its own right. Cytec has no information that lead pigments made by Cyanamid were sold by Cyanamid for any use at issue in these cases.

         In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in two civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company denies that it conspired to fix prices. In connection with its acquisition of BP's carbon fibers business, the Company was indemnified by BP from any liabilities BP's carbon fibers business may have in these proceedings. The indemnity does not cover any liability the Company may have in its own right and not as a successor to BP's carbon fibers business.

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

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

         Not applicable

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Common Stock of the Company is listed on the New York Stock Exchange. On February 1, 2002, there were approximately 13,800 holders of record of the Common Stock of the Company.

         The high and low stock prices for each quarter during 2001 and 2000 were:

               1Q                2Q                 3Q                 4Q
2001
   High        $39 1/2           $38.01             $38.13             $27.63
   Low          28 3/8            30.85              19.00              22.55
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

Item 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(Dollars in millions, except per share amounts)               2001        2000        1999         1998            1997
-----------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                                 1,387.1     $1,492.5      $1,444.5     $1,475.7      $1,323.6
Manufacturing cost of sales                               1,068.8(1)   1,078.7(4)    1,023.6      1,059.2         985.0
Research and process development                             32.4         38.6(5)       43.8         42.9          44.7
Other operating expenses                                    173.2(2)     198.6(6)      192.1        188.1         174.7
Earnings from operations                                    112.7        176.6         185.0        185.5         119.2(10)
Other income, net                                             7.9        104.6(7)        9.3         14.5(9)       23.9(11)
Equity in earnings of associated companies                    0.1(3)      15.0           5.6         20.3          12.3
Interest expense, net                                        19.6         25.1          26.9         22.4           5.7
Income tax provision                                         34.9         93.5          51.7(8)      73.2          36.1(12)
Earnings before extraordinary item                           66.2        177.6         121.3        124.7         113.6
Extraordinary gain, net of taxes                              4.9          ---           ---
Net earnings                                                 71.1        177.6         121.3        124.7         113.6
Net earnings available for common stockholders            $  71.1     $  177.6      $  121.3     $  124.7      $  113.6
Net earnings per common share before extraordinary item
Basic                                                     $  1.65     $   4.34      $   2.83     $   2.79      $   2.50
Diluted                                                   $  1.59     $   4.15      $   2.73     $   2.68      $   2.39
Extraordinary item per common share
Basic                                                     $  0.12          ---           ---          ---           ---
Diluted                                                   $  0.12          ---           ---          ---           ---
---
Net earnings per common share
Basic                                                     $  1.77     $   4.34      $   2.83      $  2.79      $   2.50
Diluted                                                   $  1.71     $   4.15      $   2.73      $  2.68      $   2.39
Other data (at end of period, unless otherwise noted):
Additions to plants, equipment and facilities (annual)    $  63.9     $   76.5      $   77.4     $  103.8      $   91.4
Current assets                                              509.9        567.8         491.1        477.6         452.8
Current liabilities                                         282.0        358.9         366.1        394.4         375.0
Working capital                                             227.9        208.9         125.0         83.2          77.8
Plants, equipment and facilities, at cost                 1,344.5      1,326.3       1,352.6      1,363.0       1,278.0
Net plant investment                                        598.0        616.2         655.7        667.5         629.7
Total assets                                              1,650.4      1,721.6       1,752.6      1,722.1       1,614.1
Long-term debt                                              314.7        313.4         415.2        411.0         324.0
Other noncurrent liabilities                                416.8        433.1         465.5        485.7         527.7
Total stockholders' equity                                  636.9        616.2         505.8        431.0         387.4
-----------------------------------------------------------------------------------------------------------------------

(1) Includes a restructuring charge of $4.6.
(2) Includes a restructuring charge of $0.8.
(3) Includes a restructuring charge of $2.3 related to the Company's 50% share of restructuring charges recorded by CYRO Industries Inc.
(4) Includes a net restructuring charge of $3.3 and a charge of $1.4 for receivables due the Company from its former ammonia joint venture.
(5) Includes net restructuring charges of $1.1.
(6) Includes net restructuring charges of $5.7.
(7) Includes a gain of $88.3 from the divestiture of the Paper Chemicals business, a gain of $13.3, discounted and net of expenses, from an environmental remediation insurance settlement, a gain of $7.1 from the sale of real estate at a former plant site and a charge of $4.8 for the write-down of receivables from the AC Moldings Compounds joint venture.
(8) Includes a credit of $8.0 related to the utilization of prior years' tax credits.
(9) Includes a gain of $4.4 related to the sale of the bulk molding compounds product line.
(10) Includes restructuring charges of $18.6 and other charges of $23.8.
(11) Includes a gain of $22.3 related primarily to the sale of the acrylic fibers product line. In addition to the charges discussed in footnote 10 above, charges of $9.0 were recorded to reduce the carrying amount of certain assets.
(12) Includes the reversal of the remaining $24.4 of a previously established tax valuation allowance.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Dollars are in millions, except per share amounts.

GENERAL

         During 2001 the Company completed the following acquisition transactions:

         On August 31, 2001, the Company acquired certain assets of the carbon fiber business of BP plc ("BP"). The BP carbon fiber business had sales for the first half of 2001 of approximately $17 of which approximately 50% were sales to Cytec Engineered Materials ("CEM"), formerly known as Cytec Fiberite. CEM uses carbon fiber to reinforce engineered resin matrices and produce composites for a diverse range of commercial and military aerospace applications and other emerging applications. The acquisition enhances CEM's ability to maintain an uninterrupted supply of certain classes of carbon fiber. The acquisition, which includes manufacturing sites in Greenville and Rock Hill, SC, is reported as part of the Company's Specialty Materials segment.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," after reducing to zero the amounts that would otherwise have been assigned to certain assets acquired, the remaining "negative goodwill" was recognized as an extraordinary gain of $4.9, net of taxes, which related to the fair value of the inventories acquired less liabilities assumed. Taxes recorded related to the extraordinary gain were $2.6.

         On March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") for cash consideration of $8.2. The acquisition resulted in goodwill of $3.5, which the Company has been amortizing on a straight-line basis over a period of 25 years. The acquired business has been integrated into the Company's Specialty Materials segment.

         On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture effective as of September 1, 2000, from the Company's partner, LaRoche Industries Inc. ("LaRoche"). The Company paid cash consideration of $0.8 and released certain claims against LaRoche relating to LaRoche's rejection of the partnership agreements. No goodwill was recognized as a result of this transaction. In the second quarter of 2001, the ammonia manufacturing facility was indefinitely mothballed.

         During 2000 the Company completed the following disposition transactions:

         On November 1, 2000, the Company completed the sale of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to Ciba Specialty Chemicals Water Treatments, Inc. The Company also agreed to produce paper chemicals for Bayer Corporation under a five year manufacturing agreement to which the Company allocated proceeds of $11.2, which were recorded as deferred revenue. This deferred revenue will be recognized over the term of the manufacturing agreement. The Company received net cash proceeds of $115.5 in connection with these transactions and recorded in other income, net, a pre-tax gain of $88.3. Included in the sale were the sales, marketing, research and development and technical services personnel and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $18.1 of paper chemicals' accounts receivable and all of its Water and Industrial Process Chemicals production facilities. Paper Chemicals net sales were $97.9 and $106.4 in 2000 and 1999, respectively. Taxes of approximately $26.6 were paid in 2001 related to this divestiture.

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

         During 1999 the Company completed the following acquisition and disposition transactions:

         On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited (the "BIP business") for approximately $37.2 in cash plus future consideration with a value equivalent to approximately $8.3. The acquisition resulted in goodwill of $36.7, which the Company has been amortizing on a straight-line basis over a period of 40 years. The acquired business has been integrated into the Company's Performance Products segment. BIP retained its manufacturing plant in Oldbury, United Kingdom, where it will continue to manufacture certain amino coatings resins for Cytec under a long-term agreement.

         On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. ("IMC") from Laporte plc for $25.1, net of $0.8 cash received. The acquisition resulted in goodwill of $20.1, which the Company has been amortizing on a straight-line basis over a period of 40 years. The acquisition, which included two manufacturing operations and a research and development center located in Chile, has been integrated into the Company's Water and Industrial Process Chemicals segment.

         On August 11, 1999, the Company acquired assets of the global phosphine fumigants product line from BOC Group Inc. for $3.5 plus two additional payments aggregating $1.0, which were paid during 2000 upon approval of certain fumigant registrations by the U.S. Environmental Protection Agency. The acquisition resulted in goodwill of $2.2, which the Company has been amortizing on a straight-line basis over a period of 20 years from the original date of acquisition. The terms of the acquisition also provide for additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels, which has not yet occurred. All additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for such payment have been met. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

         On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The acquisition resulted in goodwill of $0.3, which the Company has been amortizing on a straight-line basis over a period of 40 years. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

         On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business, excluding land, buildings and one product line, to Rogers Corporation of Manchester, Connecticut, for $4.3.

         All acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excess of the purchase price over the identifiable assets acquired (i.e., goodwill) are included in Acquisition Intangibles in the Consolidated Balance Sheets. Consolidated results of operations for the years ended 2001, 2000 or 1999 would not have been materially different if any of the acquisitions had occurred on January 1 of the respective preceding years. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting requirements for legally unavoidable obligations associated with the retirement of tangible long-lived assets. In general, SFAS 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate those costs to expense using a systematic and rational method. SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is reviewing the potential impact of SFAS 143 on its consolidated results of operations and financial position, which is expected to be immaterial.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations consummated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the criteria that intangible assets must meet to be recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles with indefinite useful lives. Under this approach, goodwill and intangibles with indefinite useful lives are not amortized, but instead are reviewed for impairments at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 will become effective for the Company beginning January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, have been amortized through December 31, 2001, in accordance with the appropriate pre-SFAS 141 and 142 accounting literature.

         The Company has evaluated its goodwill and intangible assets using the new criteria in SFAS 141, and as a result, certain intangibles that no longer met the criteria for recognition apart from goodwill were reclassified as goodwill effective January 1, 2002. The Company has also re-evaluated the remaining useful lives and residual values of all intangible assets with determinable useful lives and has made all necessary amortization period adjustments effective January 1, 2002.

         The Company's acquisition intangibles, net of accumulated amortization, before and after such reclassifications were as follows:

----------------------------------------------------------------
                               Goodwill    Intangibles     Total
----------------------------------------------------------------
Before reclassifications:
Water and Industrial
   Process Chemicals            $ 31.3        $ 3.8       $ 35.1
Performance Products              49.1         26.7         75.8
Specialty Materials              250.2         15.0        265.2
Building Block Chemicals           -            -            -
----------------------------------------------------------------
Total                           $330.6        $45.5       $376.1
----------------------------------------------------------------
After reclassifications:
Water and Industrial
   Process Chemicals            $ 31.1        $ 4.0       $ 35.1
Performance Products              50.1         25.7         75.8
Specialty Materials              252.6         12.6        265.2
Building Block Chemicals           -            -            -
----------------------------------------------------------------
Total                           $333.8        $42.3       $376.1
----------------------------------------------------------------

         In connection with the transitional goodwill impairment test, SFAS 142 requires the Company to assess whether there is any indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company has defined its business segments as its SFAS 142 reporting units and has determined the carrying value of those reporting units as of January 1, 2002. The Company has until June 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must then perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to its assets and liabilities in a manner similar to a purchase price allocation, to its carrying value. This second step, if required, must be completed by December 31, 2002, and any transitional impairment loss will be measured as of January 1, 2002, and recognized as the effect of a change in accounting principle. Although further evaluation is still needed to complete the transitional goodwill impairment test provisions of SFAS 142, the Company does not currently believe that adoption of the new standards will result in a material charge to earnings.

         Overall, these new standards will have the impact of reducing amortization expense. However, future annual impairment reviews may result in future write-downs. Amortization expense related to goodwill and intangible assets, which was $12.8, $12.4 and $11.2 for the years ended December 31, 2001, 2000 and 1999, respectively, is expected to be approximately $3.1 for the year ending December 31, 2002, based on intangible assets existing at January 1, 2002, with the segment breakdown as follows: Water and Industrial Process Chemicals, $0.4; Performance Products, $1.6 and Specialty Materials, $1.1. The change in amortization expense related to the adjustment of remaining useful lives and residual values was immaterial.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general under SFAS 133, as amended, all derivative instruments must be recognized on the balance sheet at fair value. SFAS 133 also establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against changes in fair value of the hedged item through earnings or recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that do not qualify for hedge accounting as well as the ineffective portion of hedges must be adjusted to fair value through earnings. Under certain exceptions, SFAS 133 permits derivative instruments to be accounted for as executory contracts because physical delivery of the underlying commodity is probable. In those circumstances, SFAS 133 does not require derivative instruments to be recognized on the balance sheet at fair value. See Notes 1 and 4 of the Notes to the Consolidated Financial Statements for a discussion of the impact of SFAS 133 on the Company's derivative accounting policies.

         The American Institute of Certified Public Accountants has issued a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If enacted, this SOP would, among other things, require the Company to change its method of depreciation.

         The Company primarily utilizes the composite method of depreciation in the United States and Canada, applied on a straight-line basis over the estimated useful lives of various classes of assets. Under the composite method, depreciation is taken on the class of asset as a whole rather than on an individual asset basis. Depreciation continues until the entire asset class is fully depreciated. Upon disposition or retirement, the cost of such assets plus demolition costs less amounts realized on sale or salvage, is charged or credited to the accumulated depreciation account.

         The Company is evaluating the impact of the proposed SOP. If enacted, excluding any cumulative effect of a change in accounting principle, it is expected that depreciation expense will decrease as depreciation on individual assets will cease as such assets are fully depreciated. On the other hand, upon disposition or retirement of assets, the net book value of such assets plus demolition costs less amounts realized from sale or salvage, will be charged or credited to earnings.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

Years ended December 31,        2001         2000         1999
--------------------------------------------------------------
Net sales                       100.0%      100.0%     100.0%
Manufacturing cost
   of sales                      77.1        72.3       70.9
Gross profit                     22.9        27.7       29.1
Selling and
   technical services             8.3         9.3        8.9
Research and
   process development            2.3         2.6        3.0
Administrative and general        3.2         3.2        3.6
Amortization of
   acquisition intangibles        0.9         0.8        0.8
------------------------------------------------------------
Earnings from operations          8.1        11.8       12.8
------------------------------------------------------------
Net earnings                      5.1        11.9        8.4
------------------------------------------------------------

NET SALES BY BUSINESS SEGMENT

         The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

         The Water and Industrial Process Chemicals segment produces water treating, mining and phosphine chemicals that are used mainly in water and wastewater treatment and mineral processing and separation. The segment included the Paper Chemicals business, which was substantially divested on November 1, 2000. The Performance Products segment produces coatings and performance chemicals and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells materials that are used mainly in commercial and military aviation and launch vehicles, satellite and aircraft brakes. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, hydrocyanic acid, melamine and sulfuric acid. Some of these products are upgraded into specialty chemicals (Water and Industrial Process Chemicals and Performance Products) products with the remainder sold to third parties. Internal usage is not reflected in net sales of Building Block Chemicals.

The Company's net sales by business segment are set forth below.

Years ended December 31,         2001        2000         1999
--------------------------------------------------------------
Water and Industrial
   Process Chemicals(1)       $  335.0    $  403.1    $  387.5
Performance Products             434.7       474.0       449.8
Specialty Materials              450.2       411.6       435.7
Building Block Chemicals         167.2       203.8       171.5
--------------------------------------------------------------
                              $1,387.1    $1,492.5    $1,444.5
--------------------------------------------------------------

(1) On November 1, 2000, the Company substantially divested its Paper Chemicals business, which had sales of $32.0, $97.9 and $106.4 in 2001, 2000 and 1999, respectively.

         For more information on the Company's segments, see Note 17 of the Notes to the Consolidated Financial Statements and further discussions in the Segment Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

         Net sales for 2001 were $1,387.1, compared with $1,492.5 for 2000. The decrease was due to sales decreases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $68.1, $39.3 and $36.6, respectively, that were partially offset by a sales increase in the Specialty Materials segment of $38.6. Excluding the effects of the November 1, 2000, Paper Chemicals business divestiture, sales in the Water and Industrial Process Chemicals segment decreased $2.2.

         Net sales in the United States were $736.9 for 2001, compared with $798.8 for 2000. International net sales were $650.2 for 2001, or 46.9% of total net sales, compared with $693.7, or 46.5% of total net sales, for 2000.

         In the North America region (i.e., United States and Canada), net sales were approximately $796.9 for 2001, down 8.0% from the prior year. Overall, selling volumes decreased 4.8% in the region, excluding a 4.2% volume decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 1.9%, excluding an 18.7% volume decrease resulting from the divestiture of the Paper Chemicals business, Performance Products decreased 14.0%, Specialty Materials increased 10.6% and Building Block Chemicals decreased 27.7%. Overall, selling prices increased 1.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.1%, Performance Products increased 2.1%, Specialty Materials increased 0.4% and Building Block Chemicals increased 3.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.3%.

         In the Europe/Mideast/Africa region, net sales were $328.5 for 2001, down 2.4% from the prior year. Overall, selling volumes increased 1.6% in the region, excluding a 3.4% decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals increased 4.8%, excluding a 12.1% volume decrease resulting from the divestiture of the Paper Chemicals business, Performance Products decreased 5.1%, Specialty Materials increased 6.5% and Building Block Chemicals decreased 1.3%. Overall, selling prices increased 1.0% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.8%, Performance Products increased 3.6%, Specialty Materials was flat and Building Block Chemicals decreased 4.4%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 1.6%.

         In the Asia/Pacific region, net sales were $170.7 for 2001, down 11.7% from the prior year. Overall, selling volumes increased 1.1% in the region, excluding a 5.6% decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals decreased 4.9%, excluding a 21.5% volume decrease resulting from the divestiture of the Paper Chemicals business. Performance Products decreased 1.5%, Specialty Materials increased 4.5% and Building Block Chemicals increased 8.3%. Overall, selling prices decreased 4.6% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 3.0%, Performance Products increased 1.6%, Specialty Materials was flat and Building Block Chemicals decreased 19.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 2.6%.

         In the Latin America region, net sales were $91.0 for 2001, down 5.8% from the prior year. Overall, selling volumes increased 3.0% in the region, excluding a 7.5% decrease resulting from the divestiture of the Paper Chemicals business. Selling volumes in Water and Industrial Process Chemicals increased 4.0%, excluding an 11.4% volume decrease resulting from the divestiture of the Paper Chemicals business and Performance Products increased 1.4%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region, hence comparisons are not meaningful. Overall, selling prices increased 4.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 4.3% and Performance Products increased 8.1%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 5.6%.

         Manufacturing cost of sales was $1,068.8, or 77.1% of net sales, for 2001 and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $1,064.2, or 76.7% of net sales, for 2001. Manufacturing cost of sales was $1,078.7, or 72.3% of net sales, for 2000 and included net restructuring charges of $3.3 and a charge of $1.4 against receivables due the Company from its 50%-owned ammonia joint venture. Excluding these charges, manufacturing cost of sales was $1,074.0, or 72.0% of net sales, for 2000. Manufacturing costs as a percentage of sales increased primarily due to lower production levels resulting from weaker demand in the Performance Products and Building Block Chemicals segments, the net adverse effects of exchange rate changes and higher raw material prices, particularly in the first quarter, partially offset by the benefits from higher selling prices.

         Selling and technical services expenses decreased $22.9, research and process development expenses decreased $6.2 and administrative and general expenses decreased $2.9 primarily as a result of the divestiture of the Paper Chemicals business and the Company's continuing cost control efforts. Amortization of acquisition intangibles increased $0.4 due to the additional amortization expense resulting from the acquisition of the composite materials business of 3M on March 30, 2001. Included in selling and technical services expenses for 2001 was a restructuring charge of $0.8 related to the Company's share of the personnel reductions at the Fortier facility. Excluding this charge, selling and technical services expenses were $114.8 for 2001. Included in selling and technical service expenses for 2000 was a net restructuring charge of $5.4 primarily related to a workforce reduction and the discontinuance of a tolling operation. Excluding this charge, selling and technical services expenses were $133.1 for 2000. Excluding these items from both years, selling and technical service expenses decreased $18.3 year over year.

         Other income, net, was $7.9 for 2001 and included gains of $7.0 related to the sale of reclaimed land in Florida and the favorable settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Other income, net, was $104.6 for 2000 and included a gain of $88.3 from the divestiture of the Paper Chemicals business, a gain of $13.3, discounted and net of expenses, from an insurance settlement with a group of insurance carriers for an environmental remediation coverage suit and a charge of $4.8 for the write-down of receivables due from the AC Moldings Compounds joint venture. Excluding these items, other income, net, was $7.8 for 2000 and included a gain of $7.1 from the sale of real estate.

         Equity in earnings of associated companies was $0.1 for 2001 and included a charge of $2.3 for the Company's 50% share of the CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility. Excluding this charge, equity in earnings of associated companies was $2.4 for 2001, down $12.6 from 2000. The decrease was due to lower sales at associated companies, primarily CYRO, and the fact that 2000 included earnings of $4.2 from the Criterion Catalyst joint venture, which was divested on July 10, 2000. Associated company sales were $306.9 in 2001, compared with $496.3 in 2000. Excluding sales of the divested Criterion Catalyst joint venture, 2001 sales of associated companies decreased 15.0% from 2000. Sales at CYRO Industries, which sells acrylic sheet and molding compounds across a broad range of industrial markets, primarily in North America, where demand has been weak as a result of the soft economy, decreased 13.9%, primarily due to lower selling volumes resulting from weaker demand. For 2001, CYRO Industries posted a small loss due to the restructuring charges previously mentioned. Excluding the restructuring charges, CYRO Industries' 2001 earnings decreased 73.4% from 2000. However, earnings in the second half of 2001 improved relative to the first half of 2001 as the restructuring benefits began to be realized. For further information about the Company's associated companies, see Note 5 of the Notes to Consolidated Financial Statements.

         Interest expense, net, was $19.6 for 2001, a decrease of $5.5 from 2000. The decrease reflects the lower outstanding debt levels during 2001.

         The income tax provision was $34.9 for 2001 and $93.5 for 2000, which reflects an underlying effective tax rate of 34.5% for both years.

         Earnings before extraordinary item were $66.2, or $1.59 per diluted share, for 2001, compared with $177.6, or $4.15 per diluted share, for 2000. Included in 2001 was $7.7 ($5.0 after-tax, or $0.12 per diluted share) from restructuring charges. Excluding these charges, adjusted earnings before extraordinary item for 2001 were $71.2, or $1.71 per diluted share. Included in 2000 was a gain of $88.3 ($57.8 after-tax, or $1.35 per diluted share) from the divestiture of the Paper Chemicals business and a gain of $13.3 ($8.7 after-tax, or $0.20 per diluted share) from an insurance settlement with a group of insurance carriers for an environmental remediation coverage suit. Also included in 2000 were charges of $11.5 ($7.5 after-tax, or $0.18 per diluted share) from net restructuring and other charges and a charge of $4.8 ($3.1 after-tax, or $0.07 per diluted share) for the write-down of receivables due from the AC Moldings Compounds joint venture. Excluding these items, adjusted earnings before extraordinary item for 2000 were $121.7, or $2.85 per diluted share. The adjusted year-over-year decline in earnings before extraordinary item of $50.5, or $1.14 per diluted share, was primarily due to lower sales volumes in the Performance Products and Building Block Chemicals segments, the adverse effects of unfavorable exchange rate changes and higher raw material prices, particularly in the first quarter. This was partially offset by increased sales volumes in the Specialty Materials segment, the benefits from higher selling prices in the Specialty Chemical segments (i.e., Water and Industrial Process Chemicals and Performance Products) and the favorable effect of the Company's stock repurchase program.

         During 2001, the Company recognized an extraordinary gain, net of taxes, of $4.9, or $0.12 per diluted share, related to its August 31, 2001, acquisition of the BP carbon fibers business. Taxes recorded on the transaction were $2.6. For further information, see Note 2 of the Notes to Consolidated Financial Statements.

SEGMENT RESULTS

         WATER AND INDUSTRIAL PROCESS CHEMICALS: Water and Industrial Process Chemicals net sales were $335.0 in 2001, which, excluding a 16.4% decrease due to the Paper Chemicals divestiture, was a decrease of 0.5% from 2000. Selling volumes increased approximately 0.2%, excluding a 16.4% decrease related to the divestiture of the Paper Chemicals business. The adverse effects of exchange rate changes reduced sales 2.0%, while selling prices favorably affected sales 1.3%. Overall, sales in water treatment and phosphine chemicals grew, primarily due to increased selling volumes that partially offset the sales declines in mining chemicals.

         Earnings from operations were $25.7, or 7.7% of net sales, in 2001, compared with $40.2, or 10.0% of net sales, in 2000. The decrease in earnings from operations was primarily the result of lower selling volumes, higher raw material costs and the net adverse effects of exchange rate changes, slightly offset by the benefits from higher selling prices and lower operating costs.

         PERFORMANCE PRODUCTS: Performance Products net sales were $434.7 in 2001, a decrease of 8.3% from 2000. The effects of weak economies around the world impacted demand from the broad base of industrial markets (e.g., automotive, industrial and plastic markets) served by the Performance Products segment. As a result, selling volumes, particularly in the North America region, were down significantly. For the segment overall, selling volumes decreased 9.3%, and the adverse effects of exchange rate changes decreased sales approximately 1.7%, while increased selling prices favorably affected sales 2.7%.

         Earnings from operations were $16.3, or 3.7% of net sales, in 2001, compared with $56.8, or 12.0% of net sales, in 2000. The decrease in earnings from operations reflects the impact of reduced sales and production levels resulting from weak demand, higher raw material costs and the net adverse effects of exchange rate changes, partially offset by the benefits from higher selling prices.

         SPECIALTY MATERIALS: Specialty Materials net sales were $450.2 in 2001, an increase of 9.4% from 2000. Selling volumes increased 9.5%, of which approximately 2.2% were from sales generated as a result of the March 30, 2001, acquisition of the 3M composite materials business and the August 31, 2001, acquisition of the BP carbon fibers business (for further information on these acquisitions, see Note 2 of the Notes to Consolidated Financial Statements and further discussions contained in this Management's Discussion and Analysis). The remaining increase in selling volumes was attributable to strong demand in aerospace applications (i.e., large commercial aircraft, regional jets and military aircraft). Selling prices increased 0.3%, while the adverse effects of exchange rate changes decreased sales 0.4%.

         Earnings from operations were $95.9, or 21.3% of net sales, in 2001, compared with $85.9, or 20.9% of net sales, in 2000. The increase in earnings from operations reflects the increase in selling volumes and lower fixed costs per unit, which resulted from leveraging the segments manufacturing operations.

         BUILDING BLOCK CHEMICALS: Building Block Chemicals were impacted by poor demand, particularly for acrylonitrile, and narrowing profit margins. As a result, net sales to external customers were $167.2 in 2001, a decrease of 18.0% from 2000. For the segment overall, selling volumes decreased 13.0%, selling prices decreased 4.7% and the adverse effects of exchange rate changes decreased sales 0.3%. Acrylonitrile accounted for the majority of the decline in selling volumes and price.

         Losses from operations were $18.7 in 2001, compared with earnings from operations of $12.7 in 2000. Earnings (losses) from operations were negatively impacted by reduced production volumes in response to lower demand, lower selling prices, the adverse effect of exchange rate changes and reduced acrylonitrile margin spreads as declines in selling prices more than offset decreases in overall raw material costs.

         In the second quarter of 2001, the Company announced a restructuring at its Fortier facility, which included the indefinite mothballing of its ammonia manufacturing facility. For further information on this restructuring charge, see Note 3 of the Notes to Consolidated Financial Statements and further discussions contained in this Management's Discussion and Analysis.

         On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the ammonia manufacturing joint venture, effective as of September 1, 2000, from the Company's partner, LaRoche Industries Inc. For further information on this acquisition, see Note 2 of the Notes to Consolidated Financial Statements and further discussions contained in this Management's Discussion and Analysis.

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         Net sales for 2000 were $1,492.5, compared with $1,444.5 for 1999. The increase was primarily due to sales increases in the Water and Industrial Process Chemicals, Performance Products and Building Block Chemicals segments of $15.6, $24.2 and $32.3, respectively. This increase was partially offset by a sales decrease in the Specialty Materials segment of $24.1. For further information, see Segment Results discussion below.

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

         In the Europe/Mideast/Africa region, net sales were $336.5 for 2000, up 0.7% from the prior year. Overall, selling volumes increased 8.1%. Selling volumes in Water and Industrial Process Chemicals increased 7.1%, Performance Products increased 16.4%, Specialty Materials increased 4.1% and Building Block Chemicals decreased 2.8%. Overall, selling prices decreased 0.5% with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 5.9%, Performance Products increased 0.4%, Specialty Materials were flat and Building Block Chemicals increased 12.0%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 6.9%.

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

         In the Latin America region, net sales were $96.6 for 2000, up 26.4% from the prior year. Overall, selling volumes increased 26.9%. Selling volumes in Water and Industrial Process Chemicals increased 28.5%, and Performance Products increased 17.3%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region, hence comparisons are not meaningful. Overall, selling prices increased 2.4%. Water and Industrial Process Chemicals increased 3.0%, and Performance Products increased 1.7%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 2.9%.

         Manufacturing cost of sales was $1,078.7 for 2000 and included net restructuring charges of $3.3 and a charge of $1.4 against receivables due the Company from its 50%-owned ammonia joint venture. Excluding these charges, manufacturing cost of sales was 72.0% of net sales for 2000. Manufacturing cost of sales was $1,023.6 for 1999 and included a net restructuring credit of $1.5. Excluding this credit, manufacturing cost of sales was 71.0% of net sales for 1999. Excluding these special items, manufacturing cost of sales as a percentage of sales was up in 2000 when compared with the prior year. The combined results of adverse exchange rate changes and higher raw material costs offset the benefits from higher selling volumes, increased selling prices and the Company's manufacturing rationalization and productivity initiative programs.

         Selling and technical service expenses were $138.5 for 2000 and included a net restructuring charge of $5.4. Selling and technical service expenses were $129.2 for 1999 and included a restructuring charge of $0.3. Excluding these special items, selling and technical service expenses increased $4.2. This increase is attributable to the Performance Products segment and reflects costs from the Company's acquisition of the BIP business in 1999.

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

         Other income, net, was $104.6 for 2000 and included several special items. Those special items were a gain of $88.3 from the sale of the Paper Chemicals business, a gain of $13.3, discounted and net of expenses, received from insurance settlement agreements entered into with a group of insurance carriers in an environmental coverage suit and a provision of $4.8 against receivables due from the AC Moldings Compounds joint venture. Excluding these special items, other income, net, was $7.8 and included a gain of $7.1 from the sale of real estate. Other income, net, was $9.3 for 1999 and included gains of $4.5 from the sale of real estate, $2.2 from royalty income and $1.6 from the sale of certain product lines.

         Equity in earnings of associated companies was $15.0 for 2000, an increase of $9.4 from the prior year. The increase was primarily due to the operational improvements at Criterion, relative to its losses in 1999. The Company's interest in Criterion was sold on July 10, 2000. CYRO Industries sales were up about 10.0%, but earnings were relatively flat due to higher raw material costs, principally acetone and methanol. CYRO Industries also experienced weak demand in December 2000.

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

         Net earnings for 2000 were $177.6, or $4.15 per diluted share. Special items included in 2000 were a gain of $88.3 ($57.8 after-tax, or $1.35 per diluted share) from the sale of the Paper Chemicals business and a gain of $13.3 ($8.7 after-tax, or $0.20 per diluted share) from the environmental remediation insurance settlements. Also included in 2000 were charges of $11.5 ($7.5 after-tax, or $0.18 per diluted share) from net restructuring and other charges and a $4.8 ($3.1 after-tax, or $0.07 per diluted share) provision against receivables due from the AC Moldings Compounds joint venture. Excluding these special items, net earnings for 2000 were $121.7, or $2.85 per diluted share. Net earnings for 1999 were $121.3, or $2.73 per diluted share. Included in 1999 was a credit of $8.0, or $0.18 per diluted share, related to the reduction in income tax expense from the utilization of prior years' tax credits, which is partially offset by a charge of $2.5 ($1.6 after-tax, or $0.04 per diluted share) for tax planning expenses. Also included in 1999 was a charge of $0.6 ($0.4 after-tax, or $0.01 per diluted share) related to the net effect of restructuring activities. Excluding these special items, net earnings for 1999 were $115.4, or $2.60 per diluted share. Excluding these special items for both years, the period-over-period earnings per diluted share growth was 9.6%. Earnings per diluted share were also favorably impacted by the Company's stock repurchase program.

SEGMENT RESULTS

         WATER AND INDUSTRIAL PROCESS CHEMICALS: Water and Industrial Process Chemicals sales increased 4.0% to $403.1, and earnings from operations decreased 7.6% to $40.2. For the overall segment, selling volumes increased 7.8%. This includes a 3.5% volume increase due to the acquisition of IMC in September of 1999 and a 3.5% volume decrease due to the divestiture of the Paper Chemicals business on November 1, 2000. The increase in selling volumes was partially offset by the adverse effects of exchange rate changes and lower selling prices, which reduced sales approximately 2.5% and 1.3%, respectively. The lower earnings from operations were primarily the result of higher raw material costs of petroleum derivatives, such as propylene, net unfavorable exchange rate changes, particularly in Europe, and lower selling prices which more than offset the benefits from higher selling volumes and lower operating costs.

         PERFORMANCE PRODUCTS: Performance Products sales increased 5.4% to $474.0, and earnings from operations increased 10.1% to $56.8. For the overall segment, selling volumes increased 8.6%, which includes a 3.4% volume increase due to the acquisition of the BIP Business in October of 1999. The higher selling volumes were partially offset by the adverse effects of exchange rate changes, which reduced sales by about 2.8% and lower selling prices, which were down about 0.4%. The segment serves a broad range of end markets, and during the fourth quarter of 2000, demand in these markets began to reflect the slowing in the U.S. and Asian economies. The improved earnings from operations were primarily the result of higher selling volumes, increased manufacturing productivity and certain licensing fees, partially offset by higher raw material costs, lower selling prices and the net unfavorable exchange rate changes.

         SPECIALTY MATERIALS: Specialty Materials sales decreased 5.5% to $411.6, while earnings from operations increased 1.2% to $85.9. Selling volumes decreased 3.2% primarily due to lower Boeing commercial aircraft build rates and Boeing's transition from carbon to glass fiber composites for certain aircraft interiors. The divestiture of the engineered molding compounds product line and the adverse effects of exchange rate changes reduced sales another 1.8% and 0.6%, respectively. Selling prices were up about 0.1%. During the fourth quarter of 2000, demand from the large commercial airliner market began to improve. The growth in earnings from operations was primarily the result of lower raw material costs and the benefits of the Company's manufacturing rationalization programs.

         BUILDING BLOCK CHEMICALS: Building Block Chemicals sales to external customers were $203.8, an increase of 18.8% from the previous year, and earnings from operations were $12.7, an increase of 108.2% from the prior year. For the overall segment, selling prices increased 26.1% and selling volumes decreased 1.6%, excluding a 3.3% volume decrease due to the divestiture of the methanol plant in December of 1999. The adverse effects of exchange rate changes reduced sales another 2.4%. Sales were favorably impacted by a sharp increase in acrylonitrile and acrylamide selling prices, although higher propylene and natural gas costs more than offset the selling price increases. Earnings from operations were favorably impacted by two major factors. First, improved plant operations led to significantly higher production volumes of acrylonitrile, thereby reducing manufacturing cost per unit. This in turn improved the overall gross profit of the segment. The second factor was reduced plant spending.

LIQUIDITY AND FINANCIAL CONDITION

         At December 31, 2001, the Company's cash balance was $83.6, an increase of $26.8 from year-end 2000. Net cash flows provided by operating activities totaled $142.3 for the year ended December 31, 2001, compared with $107.6 for the year ended December 31, 2000. Despite the overall slowdown of the economy and the corresponding impact on net earnings, net cash flows provided by operating activities increased $34.7, or 32.2%. Working capital reductions more than offset taxes paid of approximately $26.6 related to the gain on the divestiture of the Paper Chemicals business. Inventory levels in 2001 were reduced in line with lower production levels. Also, accounts receivable were down in 2001, particularly in the fourth quarter and in line with lower sales levels. In terms of days outstanding, inventory and accounts receivable levels remained flat with 2000. Accounts payable and accrued expenses also declined in line with lower sales and production levels. The decrease in accounts payable was compounded by exceptionally high raw material prices, particularly natural gas and propylene, reflected in the December 31, 2000, balance.

         Payments against restructuring reserves for the years ended December 31, 2001, 2000 and 1999 were $8.9, $4.4 and $16.6, respectively. At December 31,
2001 and 2000, the restructuring liabilities to be paid were $4.4 and $9.9, respectively. The spending related to the remaining liabilities at December 31, 2001 is expected to be completed during the first half of 2002. Environmental remediation spending for the years ended December 31, 2001, 2000 and 1999 was $13.7, $15.3 and $18.6, respectively. The environmental reserve balance at December 31, 2001 and 2000 was $93.9 and $104.7, respectively, of which $20.0 was included in accrued expenses for both periods, with the remainder included in other noncurrent liabilities. Total cash disbursements for Postretirement Benefits Other Than Pension ("OPEB"), including Voluntary Employee Benefit Association (VEBA) Trust funding and Company paid benefits for the years ended December 31, 2001, 2000 and 1999 were $21.5, $39.0 and $27.7, respectively. The fair value of OPEB plan assets at December 31, 2001 and 2000 was $73.3 and $72.8, respectively, and the accrued OPEB liabilities at December 31, 2001 and 2000 were $277.9 and $291.8, respectively, of which $20.0 was included in accrued expenses for both periods, with the remainder included in other noncurrent liabilities. The Company expects spending for environmental remediation and OPEB in 2002 to be similar to 2001 levels, though there can be no assurance that the Company's annual cash expenditures for environmental remediation or OPEB will not be higher in the future (see Note 9 and Note 12 of the Notes to the Consolidated Financial Statements with respect to environmental matters and OPEB).

         Net cash flows used for investing activities totaled $71.0 for 2001, compared with net cash flows provided by investing activities of $97.6 for 2000. Included in 2001 was capital spending of $63.9, proceeds received from the sale of assets of $2.9, funding of $9.0 to acquire 3M's composite materials business, the remaining 50% interest in the assets of the ammonia manufacturing joint venture and one other minor acquisition, and an additional investment in the PolymerAdditives.com joint venture of $1.0. Included in 2000 was capital spending of $76.5, proceeds received from the sale of assets of $177.6, which included $104.3 (pre-tax) from the sale of the Paper Chemicals business and $63.0 received from the sale of the Company's interest in the Criterion Catalyst joint venture, contingency related acquisitions payments of $1.0 and funding of $2.5 for the Company's one-third equity interest in the PolymerAdditives.com joint venture. The Company currently expects capital spending to be in the range of $75.0 to $80.0 in 2002. The anticipated increase is due primarily to a multi-year project to upgrade and modernize the Stamford, Connecticut, specialty chemicals research facility.

         The Company believes that, based on its expected operating results for 2002 and further reductions in working capital levels, it will be able to fund operating cash requirements and planned capital expenditures in 2002 from its internal cash generation. For further discussion on risks, see Qualitative and Quantitative Disclosures About Market Risk, Significant Accounting Estimates and Comments on Forward-Looking Statements below.

         Net cash flows used for financing activities totaled $42.2 for 2001, compared with $158.5 for 2000. In connection with the stock repurchase program discussed below, in 2001 the Company purchased 1,711,300 shares of Treasury Stock at a cost of $52.3, while in 2000 the Company purchased 2,161,700 shares of Treasury Stock at a cost of $63.1. Also in 2000, the Company paid-down $102.9 of its long-term debt.

         During November 2000, the Company completed the $100.0 authorization to repurchase shares that was announced on January 25, 1999. The Company repurchased a total of 3,784,254 shares of its outstanding common stock under this authorization. On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through December 31, 2001, the Company had repurchased 1,872,791 shares at a cost of $57.8 under this authorization. Current and expected economic conditions will be considered in future share repurchases.

         In connection with the Company's stock repurchase program, during 2001 the Company sold an aggregate of 300,000 put options to an institutional investor in a series of private placements exempt from registration under
Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $31.35 to $32.49 per share. The Company received premiums of approximately $0.6 on the sale of such options. Prior to December 31, 2001, 140,000 of the put options expired unexercised, 100,000 put options were exercised and resulted in the Company buying back 100,000 shares of its common stock at an exercise price of $32.49 per share and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time. At December 31, 2001, no put options remained outstanding. During 2000, the Company sold an aggregate of 400,000 put options at exercise prices ranging from $23.083 to $24.553 per share. Prior to December 31, 2000, the put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such put options. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company's common stock (i.e., net cash or net share settlement).

         The Company must maintain certain financial covenants contained in its Series C Cumulative Preferred Stock ("Series C Stock") held by MDP Holdings, Inc., a wholly owned subsidiary of the American Cyanamid Company ("Cyanamid"), which in turn is a wholly owned subsidiary of Wyeth, formerly known as American Home Products Corporation. The Company must maintain a debt-to-equity ratio of no more than 2-to-1, a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 2001, the Company had $321.1 of debt and $636.8 of equity as defined in the Series C Stock covenant and, under the revised terms, would have the ability to incur up to an additional $634.1 in debt. Additionally, at December 31, 2001, restricted payments permitted under the Series C Stock, excluding any special restricted payments, were limited to $88.5. Restricted payments include, but are not limited to, payments of dividends on common stock, payments for the repurchase of common stock outstanding and payments on certain classes of debt.

         At December 31, 2001, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2001 and 2000. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 2001, and expects to replace the credit facility on or before its expiration. If the Company does not replace its existing credit facility, the Company expects that it will have sufficient liquidity from operating cash flows to fund the operating needs of the Company.

         The Company does not guarantee the debt of its unconsolidated associated companies.

         At December 31, 2001 and 2000, $10.0 was available for short-term use under an uncommitted credit facility and a U.S. dollar equivalent of approximately $18.4 and $14.8, respectively, was available under foreign currency denominated overdraft facilities. There were no outstanding borrowings under these facilities at December 31, 2001 and 2000.

         During 1998, the Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MandatOry Par Put Remarketed SecuritiesSM (MOPPRS(SM)) due May 11, 2025. The securities were offered under the Company's shelf registration statement, which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales.

         Except in limited circumstances, the MOPPRS(SM) will be subject to mandatory tender to Merrill Lynch, as Remarketing Dealer, at 100% of the principal amount thereof, for remarketing on May 11, 2005 (the "Remarketing Date"). The interest rate on the MOPPRS(SM) from the Remarketing Date to maturity will be 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS(SM) on the Remarketing Date or elects not to remarket the MOPPRS(SM) the Company will be required to repurchase the MOPPRS(SM) from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof plus accrued interest, if any.

         On December 15, 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement covering $400.0 of debt securities, which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include replacement of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement. The registration statement became effective December 22, 2000.

         At December 31, 2001, there were no interest rate swap agreements outstanding. At December 31, 2000, the Company was party to four interest rate swap agreements with an aggregate notional value of $80.0. Two of the swap agreements matured during 2001 and had virtually offsetting terms. Another swap agreement, which converted $20.0 of variable rate interest obligations to 6.25% fixed rate obligations, matured on November 1, 2001. The fourth interest rate swap agreement, which converted $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate, was terminated during January 2001. Under the terms of the termination agreement, the Company received approximately $0.5 in cash.

         Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. During 1997 and 1998, the Company made payments aggregating approximately $11.2 to settle the rate lock agreements, which is being amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS(SM) as an increase in interest expense of such Notes. The amount of unamortized rate lock agreements included in long-term debt was $7.3 at December 31, 2001, and $8.4 at December 31, 2000.

         The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited.

Item 7A.  QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In the ordinary course of business, the Company is exposed to various market risks, including fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage the exposure related to these risks, the Company may engage in various derivative transactions in accordance with Company-established policies. The Company does not hold or issue financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions with either major financial institutions or highly-rated counterparties and makes reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit- and performance-related risks.

         FOREIGN EXCHANGE RATE RISK: The risk of adverse exchange rate fluctuations is mitigated by the fact that there is no concentration of foreign currency exposure. In addition, the Company enters into foreign exchange forward contracts primarily to hedge currency fluctuations of transactions denominated in foreign currencies. At December 31, 2001, the principal transactions hedged were accounts receivable, accounts payable and inter-company loans denominated in a currency other than the functional currency of the business. The Company's practice is to hedge foreign currency exposures with foreign exchange forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. Foreign exchange forward contracts are reported as either assets or liabilities on the balance sheet with changes in their fair value recorded in other income, net, together with the offsetting gain or loss on the hedged asset or liability.

         At December 31, 2001, the Company had net foreign exchange contracts to purchase an aggregate of 20.0 Euros, 10.7 British pounds and 1.2 Norwegian krone for U.S. dollars. The Company also had net contracts for the following U.S. dollar equivalent aggregate amounts: contracts to purchase 1.3 Norwegian krone for other European currencies, primarily British pounds; contracts to purchase
18.3 British pounds for Euros; contracts to purchase 10.3 Norwegian krone for Euros and contracts to sell 0.3 of other currencies for Euros. The fair value of foreign exchange contracts, based on forward exchange rates at December 31, 2001, exceeded contract values by approximately $0.6. Assuming that year-end exchange rates between the underlying currencies of all outstanding foreign exchange contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $6.3. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

         COMMODITY PRICE RISK: The Company selectively utilizes natural gas forward contracts to hedge its exposure to price risk associated with the purchase of natural gas primarily for utility purposes. The maturity of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Because the Company takes actual delivery of the physical commodity, natural gas forward contracts are not required to be recognized on the balance sheet at fair value, instead realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. To the extent that the Company's strategy for managing commodity price risk changes, including the use of financially settled derivative instruments, the accounting methods used to record those transactions may differ from the policies described above.

         At December 31, 2001, the Company had $6.8 notional value of natural gas forward contracts with January through October, 2002, delivery dates outstanding. Based on year-end NYMEX prices, the Company had a net unrealized loss of $0.7. Assuming that year-end prices were to adversely change by a hypothetical 10%, the incremental increase in cost of goods sold would be approximately $0.6.

         INTEREST RATE RISK: At December 31, 2001, the financial liabilities of the Company consisted primarily of fixed rate long-term debt, which had a carrying value of $314.7, a principal balance of $320.0 and a fair value, based on dealer quoted values, of approximately $321.9. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables were to remain constant, interest expense would not change, and the fair market value of the fixed rate long-term debt would decrease approximately $9.5.

         EQUITY PRICE RISK: In connection with the Company's stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock and entitle the holder to sell shares of the Company's common stock to the Company at specified exercise prices. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company's common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements. At December 31, 2001, there were no put options outstanding.

OTHER

         2002 OUTLOOK: In its January 22, 2002, earnings press release, the Company set forth its assumptions and management's best current estimate of first quarter and full year 2002 earnings at that time. The Company stated that, overall it expected first quarter 2002 net earnings to be in the range of $0.25 to $0.30 per diluted share, which includes approximately $0.04 as a result of applying SFAS 141 and 142, and full year 2002 net earnings to be in the range of $1.50 to $1.70 per diluted share, which includes approximately $0.15 as a result of applying SFAS 141 and 142. Although management believes that the January 22, 2002, earnings projections, as well as the analysis on which it was based, continues to reflect the current thinking of management, there can be no assurance that sales or earnings will develop in the manner projected or if the analysis were to be redone on the date hereof there would be no change to the outlook. Actual results may differ materially.

         Fourth quarter 2001 results reflected a global economy in recession and low levels of industrial chemicals production. Overall, the Company expects these conditions to continue in 2002 and believes some markets, such as the automotive industry, may experience further declines. In addition, it expects the U.S. dollar to continue strengthening through 2002, thereby reducing specialty chemicals (Water and Industrial Process Chemicals and Performance Products) international sales by about one percent. Furthermore, in the Specialty Materials segment, a significant reduction in airline passenger traffic has led to excess capacity and a deterioration in the financial condition of the airline industry. The Company expects a significant reduction in demand from the large commercial aircraft sector in 2002 with some continuing decline in demand for 2003, reducing sales of Specialty Materials' aerospace materials.

         In the Water and Industrial Process Chemicals segment, 2002 sales are expected to be flat when compared to 2001 sales. Increased sales to the municipal and industrial markets should slightly offset lower demand for waste treatment chemicals from the paper and the oil sectors, which have reduced capacity. The Company expects demand for mining chemicals to decline in 2002, reflecting weak global economic conditions and high inventories of aluminum and copper. However, the Company expects to benefit from penetration into new mining applications and the continuing growth of the phosphine chemicals business. Lower raw material costs and new, more cost effective capacity in Europe and the United States are expected to enhance operating margins. As a result, the Company expects this segment to achieve flat sales and a single-digit percentage increase in operating earnings in 2002, compared with 2001.

         In the Performance Products segment, soft economic conditions are expected to impact sales to the plastics, automotive, housing and general industrial markets. The weak economic conditions are creating downward price pressure in the polymer additives sector, particularly from global and Asian suppliers. However, lower raw material costs and operational excellence initiatives are expected to increase the operating margins of this segment. As a result, the Company expects sales to be relatively flat to slightly down in 2002 with a significant increase in operating earnings compared with 2001 results.

         In the Specialty Materials segment, sales to the 100 plus passenger seat commercial airliner sector are expected to be down sharply in 2002, based on the commercial airliner delivery schedules published by Boeing and Airbus. The Company expects a smaller reduction in sales to the regional jet and aircraft brake markets. Sales to business and military aircraft, satellite and launch vehicles and high performance markets should continue to grow in 2002. Overall, 2002 sales in the Specialty Materials segment are expected to be 10% to 15% lower, with operating earnings 30% to 35% lower, compared with 2001.

         In the Building Block Chemicals segment, weak economic conditions are expected to reduce demand for acrylonitrile and its co-products in 2002. The Company expects to operate its Fortier plant at a reduced utilization rate. Despite some plant shutdowns, however, the supply of acrylonitrile is expected to continue to exceed demand, continuing the trend of lower acrylonitrile selling prices partially offset by lower raw material costs, resulting in tight spreads. The Company does, however, expect the Building Block Chemicals segment to benefit from significantly lower energy and raw material costs in 2002 and to realize the full year benefits of the Fortier plant restructuring that was initiated in the second quarter of 2001. As a result, the Building Block Chemicals segment is expected to post a moderate operating loss in 2002, compared with a $18.7 operating loss in 2001.

SIGNIFICANT ACCOUNTING ESTIMATES

         Accounting principles generally accepted in the United States of America require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and the notes thereto. The areas discussed below involve the use of significant judgment in the preparation of the Company's financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.

         ENVIRONMENTAL: It is the Company's policy to accrue, and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

         POSTRETIREMENT BENEFITS: The Company sponsors postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The accrued postretirement benefit cost at December 31, 2001 and 2000, includes $20.0 in accrued expenses and $257.9 and $271.8, respectively, in other noncurrent liabilities. The key determinants of the accumulated postretirement benefit obligations ("APBO") are discount rate, expected return on plan assets and healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the healthcare cost trend rate by one percentage point in each year would increase the APBO at December 31, 2001, and the 2001 aggregate service and interest cost by approximately $22.9 and $1.8, respectively, and decreasing the healthcare cost trend rate by one percentage point in each year would decrease the APBO at December 31, 2001 and the 2001 aggregate service and interest cost by approximately $20.8 and $1.7, respectively. For further information, see Note 12 of the Notes to the Consolidated Financial Statements and further discussions included in this Management's Discussion and Analysis.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
OF: Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. Several estimates are made when reviewing for impairments such as market and revenue growth, cost estimates and technological changes. These factors are reviewed annually. For goodwill, beginning in 2002 the Company will applySFAS142, which requires that goodwill be reviewed for impairments at least annually and written down in the periods in which it is determined that the recorded value is greater than the fair value. To accomplish this, the Company has to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must then compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to its assets and liabilities in a manner similar to a purchase price allocation, to its carrying value.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

                                                                                                  December 31,
(Dollars in millions, except share and per share amounts)                                    2001             2000
------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                                              $   83.6         $   56.8
  Accounts receivable, less allowance for doubtful accounts of
    $7.8 and $8.8 in 2001 and 2000, respectively                                            211.6            271.4
  Inventories                                                                               147.3            162.7
                Deferred income taxes                                                        22.1             42.6
  Other current assets                                                                       45.3             34.3
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                   509.9            567.8
------------------------------------------------------------------------------------------------------------------
Investment in associated companies                                                           92.6             94.8
Plants, equipment and facilities, at cost                                                 1,344.5          1,326.3
   Less: accumulated depreciation                                                          (746.5)          (710.1)
------------------------------------------------------------------------------------------------------------------
     Net plant investment                                                                   598.0            616.2
------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
   $55.4 and $42.7 in 2001 and 2000, respectively                                           376.1            384.4
Deferred income taxes                                                                        48.4             36.8
Other assets                                                                                 25.4             21.6
------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $1 ,650.4         $1,721.6
------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                                      $    75.8         $  111.0
  Accrued expenses                                                                          157.8            179.6
  Income taxes payable                                                                       48.4             68.3
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              282.0            358.9
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              314.7            313.4
Other noncurrent liabilities                                                                416.8            433.1
Contingent Liabilities and Commitments (Notes 4 and 9)

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized; issued and outstanding
    4,000 shares, Series C Cumulative, $.01 par value at liquidation value
    of $25 per share                                                                          0.1              0.1
  Common stock, $.01 par value per share, 150,000,000 shares authorized;
    issued 48,132,640 shares                                                                  0.5              0.5
  Additional paid-in capital                                                                136.7            154.7
  Retained earnings                                                                         826.2            755.1
  Unearned compensation                                                                      (4.0)            (3.9)
  Additional minimum pension liability                                                       (5.4)            (1.9)
  Accumulated translation adjustments                                                       (46.5)           (32.7)
  Treasury stock, at cost, 8,511,532 shares in 2001,
    and 7,966,229 shares in 2000                                                           (270.7)          (255.7)
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                636.9            616.2
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $1,650.4         $1,721.6
------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

                                                                                  Years ended December 31,
 (Dollars in millions, except per share amounts)                            2001             2000         1999
----------------------------------------------------------------------------------------------------------------
Net sales                                                                 $1,387.1         $1,492.5     $1,444.5
Manufacturing cost of sales                                                1,068.8          1,078.7      1,023.6
Selling and technical services                                               115.6            138.5        129.2
Research and process development                                              32.4             38.6         43.8
Administrative and general                                                    44.8             47.7         51.7
Amortization of acquisition intangibles                                       12.8             12.4         11.2
----------------------------------------------------------------------------------------------------------------
Earnings from operations                                                     112.7            176.6        185.0
Other income, net                                                              7.9            104.6          9.3
Equity in earnings of associated companies                                     0.1             15.0          5.6
Interest expense, net                                                         19.6             25.1         26.9
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes and extraordinary item                          101.1            271.1        173.0
Income tax provision                                                          34.9             93.5         51.7
----------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                            66.2            177.6        121.3
Extraordinary gain, net of taxes of $2.6                                       4.9              -            -
----------------------------------------------------------------------------------------------------------------

Net earnings                                                              $   71.1         $  177.6     $  121.3
----------------------------------------------------------------------------------------------------------------

Earnings before extraordinary item per common share
Basic                                                                     $   1.65         $   4.34     $   2.83
Diluted                                                                   $   1.59         $   4.15     $   2.73
----------------------------------------------------------------------------------------------------------------
Extraordinary item per common share
Basic                                                                     $   0.12         $      -     $      -
Diluted                                                                   $   0.12         $      -     $      -
----------------------------------------------------------------------------------------------------------------
Earnings per common share
Basic                                                                     $   1.77         $   4.34     $   2.83
   Diluted                                                                $   1.71         $   4.15     $   2.73
----------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

                                                                                    Years ended December 31,
(Dollars in millions                                                         2001            2000           1999
-------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) operating activities
Net earnings                                                                $ 71.1          $ 177.6      $ 121.3
Noncash items included in net earnings:
Dividends from associated companies greater (less) than earnings               2.3            (10.9)         0.2
Depreciation                                                                  78.4             80.0         81.9
Amortization                                                                  11.9             16.6         13.2
Deferred income taxes                                                          9.6             32.1         24.3
Gain on sale of assets                                                        (2.5)           (62.3)        (4.2)
Extraordinary gain, net of tax                                                (4.9)             -            -
Other                                                                         (4.6)            (0.1)        (0.5)
Changes in operating assets and liabilities:
Accounts receivable                                                           53.5            (28.7)        (8.7)
Inventories                                                                   24.7            (30.8)         3.3
Accounts payable                                                             (28.3)            (1.3)        19.9
Accrued expenses                                                             (17.7)           (11.9)       (29.0)
Income taxes payable                                                         (12.7)            (5.3)         9.8
Other assets                                                                 (15.4)           (10.2)        (0.6)
   Other liabilities                                                         (23.1)           (37.2)       (31.7)
-------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                              142.3            107.6        199.2
-------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) investing activities
Additions to plants, equipment and facilities                                (63.9)           (76.5)       (77.4)
Proceeds received on sale of assets                                            2.9            177.6         11.8
Acquisition of businesses, net of cash received                               (9.0)            (1.0)       (69.8)
Investment in unconsolidated affiliates                                       (1.0)            (2.5)         -
   Change in other assets                                                      -                -           (5.0)
-------------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used for) investing activities                   (71.0)            97.6       (140.4)
-------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) financing activities
Proceeds from the exercise of stock options and warrants                       9.5              6.9          1.1
Purchase of treasury stock                                                   (52.3)           (63.1)       (42.5)
Change in short-term borrowings                                                -                -          (10.3)
Change in long-term debt                                                       -             (102.9)         3.0
   Proceeds received on sale of put options                                    0.6              0.6          1.2
-------------------------------------------------------------------------------------------------------------------
Net cash flows used for financing activities                                 (42.2)          (158.5)       (47.5)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                  (2.3)            (1.9)        (1.0)
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                         26.8             44.8         10.3
Cash and cash equivalents, beginning of period                                56.8             12.0          1.7
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $ 83.6          $  56.8      $  12.0
-------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements


Consolidated Statements of Stockholders' Equity
Years ended December 31, 2001, 2000 and 1999

                                                       Additional             Unearned   Minimum    Accumulated
                                  Preferred   Common    Paid-in   Retained     Compen-   Pension    Translation  Treasury
(Dollars in millions)               Stock     Stock     Capital   Earnings     sation   Liability   Adjustment   Stock     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        $0.1       $0.5     $162.4     $456.2      $(1.7)   $   -       $ (5.1)     $(181.4)  $431.0
Net earnings                         -          -          -        121.3        -          -          -            -      121.3
Other comprehensive income:
   Translation adjustments           -          -          -          -          -          -         (9.2)         -       (9.2)
Comprehensive income                                                                                                      $112.1
Award of, and changes in,
      performance & restricted stock -          -         (0.7)       -         (1.6)       -          -            2.6      0.3
Amortization of performance &
      restricted  stock              -          -          -          -          1.4        -          -            -        1.4
Compensation costs on variable
      stock option award             -          -          0.7        -          -          -          -            -        0.7
Purchase of treasury stock           -          -          -          -          -          -          -          (42.5)   (42.5)
Issuance pursuant to acquisition     -          -          0.6        -          -          -          -           (0.2)     0.4
Exercise of stock options and
     warrants                        -          -         (4.5)       -          -          -          -            5.6      1.1
Premiums received on sale of
     put options                     -          -          1.2        -          -          -          -            -        1.2
Tax benefit on stock options         -          -          0.1        -          -          -          -            -        0.1
--------------------------------------------------------------------------------------------------------------------------------

Balance At December 31, 1999        $0.1       $0.5     $159.8     $577.5      $(1.9)   $   -       $(14.3)     $(215.9)  $505.8
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                         -          -          -        177.6        -          -          -            -      177.6
Other comprehensive income:
   Minimum pension liability
      adjustment, net of ($1.0)
      deferred income taxes          -          -          -          -          -         (1.9)       -            -       (1.9)
   Translation adjustments           -          -          -          -          -          -        (18.4)         -      (18.4)
Comprehensive income                                                                                                      $157.3
Award of, and changes in,
   performance & restricted stock    -          -          2.8        -         (5.5)       -          -            2.7      -
Amortization of performance
   & restricted stock                -          -          -          -          3.5        -          -            -        3.5
Compensation costs on variable
   stock option award                -          -          0.7        -          -          -          -            -        0.7
Purchase of treasury stock           -          -          -          -          -          -          -          (63.1)   (63.1)
Exercise of stock options            -          -        (13.7)       -          -          -          -           20.6      6.9
Premiums received on sales
   of put options                    -          -          0.6        -          -          -          -            -        0.6
Tax benefit on stock options         -          -          4.5        -          -          -          -            -        4.5
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000        $0.1       $0.5     $154.7     $755.1      $(3.9)     $(1.9)    $(32.7)     $(255.7)  $616.2
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                         -          -          -         71.1        -          -          -            -       71.1
Other comprehensive income:
   Minimum pension liability
      adjustment, net of ($1.8)
      deferred income taxes          -          -          -          -          -         (3.5)       -            -       (3.5)
   Translation adjustments           -          -          -          -          -          -        (13.8)         -      (13.8)
Comprehensive income                                                                                                    $   53.8
Award of, and changes in,
   performance & restricted stock    -          -         (2.0)       -          0.6        -          -            1.4      -
Amortization of performance
   & restricted stock                -          -          -          -         (0.7)       -          -            -       (0.7)
Compensation costs on variable
   stock option award                -          -         (0.1)       -          -          -          -            -       (0.1)
Purchase of treasury stock           -          -          -          -          -          -          -          (52.3)   (52.3)
Exercise of stock options            -          -        (26.4)       -          -          -          -           35.9      9.5
Premiums received on sales
   of put options                    -          -          0.6        -          -          -          -            -        0.6
Tax benefit on stock options         -          -          9.9        -          -          -          -            -        9.9
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001        $0.1       $0.5    $ 136.7     $826.2      $(4.0)     $(5.4)    $(46.5)     $(270.7)  $636.9
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except share and per share amounts, unless otherwise indicated)1.

1.  SUMMARY OF ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that the Company does not control, but over whose operating and financial policies the Company has the ability to exercise significant influence. Certain reclassifications have been made to prior years' financial statements in order to conform to the current year's presentation.

         FOREIGN CURRENCY TRANSLATION: The results of operations for non-U.S. subsidiaries are translated from local currencies into U.S. dollars using the average exchange rate during each period. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments accumulated in stockholders' equity.

         DEPRECIATION AND AMORTIZATION: Depreciation is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, their costs plus demolition costs less amounts realized on sale or salvage, are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. Intangibles resulting from business acquisitions are carried at cost and amortized on a straight-line basis over a period of up to 40 years, unless, in the opinion of management, their lives are limited (see "Current and Pending Accounting Changes" below for discussion about recent accounting pronouncements that impact the Company's acquisition intangibles accounting policies). The Company capitalizes interest costs incurred during the period of construction of plant and equipment. The interest costs capitalized in 2001, 2000 and 1999 were immaterial to the consolidated financial statements.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
OF: Long-lived assets and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

         CASH AND CASH EQUIVALENTS: Securities with maturities of three months or less when purchased are considered to be cash equivalents.

         FINANCIAL INSTRUMENTS: Financial instruments reflected in the Consolidated Balance Sheets include cash and cash equivalents, accounts receivable, certain other assets, accounts payable, long-term debt and certain other liabilities. Fair values were determined through a combination of management estimates and information obtained from third parties using the latest available market data.

         The Company uses derivative instruments in accordance with Company-established policies to manage exposure to fluctuations in foreign exchange rates, certain commodity (e.g., natural gas) prices and interest rates. Those policies require that derivatives utilized by the Company relate to an underlying exposure whose terms have been identified, have an amount and a maturity date that does not essentially exceed the amount or maturity date of the underlying exposure, be structured as a hedge with a very high degree of correlation and be formally documented at the inception of each derivative transaction and evaluated throughout the term of the derivative. Derivative instruments utilized by the Company include foreign exchange forward contracts, natural gas forward contracts, interest rate swaps, interest rate lock agreements and put options indexed to the Company's stock. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions with either major financial institutions or highly-rated counterparties and makes reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit- and performance-related risks.

         Foreign exchange forward contracts are utilized by the Company to hedge accounts receivable, accounts payable and inter-company loans that are denominated in a currency other than the functional currency of the business. The Company's practice has been to hedge foreign currency exposures with foreign exchange forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. Foreign exchange forward contracts are reported as either assets or liabilities on the balance sheet with changes in their fair value recorded in other income, net, together with the offsetting gain or loss on the hedged asset or liability. To the extent that the Company's strategy for managing foreign exchange risk changes, including the use of derivative instruments other than forward contracts or hedging other than recognized assets or liabilities, the accounting methods used to record those transactions may differ from the policies described above.

         The Company selectively utilizes natural gas forward contracts to hedge its exposure to price risk associated with the purchase of natural gas primarily for utility purposes. The maturity of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Because the Company takes actual delivery of the physical commodity, natural gas forward contracts are not required to be recognized on the balance sheet at fair value. Instead, realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. To the extent that the Company's strategy for managing commodity price risk changes, including the use of financially settled derivative instruments, the accounting methods used to record those transactions may differ from the policies described above.

         In connection with the Company's stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock and entitle the holder to sell shares of the Company's common stock to the Company at specified exercise prices. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company's common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements.

         The Company may use fixed and floating interest rate swap agreements to synthetically obtain lower cost borrowings and to alter its exposure to the impact of changing interest rates on the consolidated results of operations and future cash flows. Interest rate swap agreements used to convert fixed rate interest obligations to variable rate obligations will generally be reported on the balance sheet with changes in fair value recorded in interest expense, net, together with changes in the fair value of the hedged portion of the obligation. Interest rate swap agreements used to convert variable rate interest obligations to fixed rate obligations will generally be reported on the balance sheet with changes in fair value attributable to the portion of the instrument considered to be effective, recorded in other comprehensive income (loss) on an after-tax basis. Amounts reported in other comprehensive income (loss) will be reclassified into earnings in the period that the hedged exposure impacts earnings.

         INVENTORIES: Inventories are carried at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out (FIFO) or average cost method.

         ENVIRONMENTAL: It is the Company's policy to accrue and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

         INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

         If repatriation of the undistributed earnings of the Company's foreign subsidiaries and associated companies is anticipated, then income taxes are provided for such earnings.

         POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS: The Company sponsors postretirement and postemployment benefit plans. The net periodic costs for postretirement plans are recognized as employees render the services necessary to earn the related benefits. The postemployment costs are recognized when a probable decision of a termination requiring employee severance is made.

         REVENUE RECOGNITION: Revenue is generally recognized upon shipment of goods to customers. The Company's revenue-earning activities involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable, collection is reasonably assured.

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

         CURRENT AND PENDING ACCOUNTING CHANGES: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the accounting and reporting requirements for legally unavoidable obligations associated with the retirement of tangible long-lived assets. In general, SFAS 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate those costs to expense using a systematic and rational method. SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is reviewing the potential impact of SFAS 143 on its consolidated results of operations and financial position, which is expected to be immaterial.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations consummated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the criteria that intangible assets must meet to be recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles with indefinite useful lives. Under this approach, goodwill and intangibles with indefinite useful lives are not amortized, but instead are reviewed for impairments at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 142 will become effective for the Company beginning January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, have been amortized through December 31, 2001, in accordance with the appropriate pre-SFAS 141 and 142 accounting literature.

         The Company has evaluated its goodwill and intangible assets using the new criteria in SFAS 141, and as a result, certain intangibles that no longer met the criteria for recognition apart from goodwill were reclassified as goodwill effective January 1, 2002 (see Note 13). The Company has also re-evaluated the remaining useful lives and residual values of all intangible assets with determinable useful lives and has made all necessary amortization period adjustments effective January 1, 2002. The change in amortization expense related to the adjustment of remaining useful lives and residual values was immaterial.

         In connection with the transitional goodwill impairment test, SFAS 142 requires the Company to assess whether there is any indication that goodwill is impaired as of January 1, 2002. To accomplish this, the Company has defined its business segments as its SFAS 142 reporting units and has determined the carrying value of those reporting units as of January 1, 2002. The Company has until June 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the Company must then perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to its assets and liabilities in a manner similar to a purchase price allocation, to its carrying value. This second step, if required, must be completed by December 31, 2002, and any transitional impairment loss will be measured as of January 1, 2002, and recognized as the effect of a change in accounting principle. Although further evaluation is still needed to complete the transitional goodwill impairment test provisions of SFAS 142, the Company does not currently believe that adoption of the new standards will result in a material charge to earnings as of January 1, 2002.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In general under SFAS 133, as amended, all derivative instruments must be recognized on the balance sheet at fair value. SFAS 133 also establishes accounting standards for reporting changes in the fair value of derivative instruments. If a derivative is deemed to be an effective hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against changes in fair value of the hedged item through earnings or recognized on an after-tax basis in accumulated other comprehensive income within the equity section of the balance sheet until such time that the hedged item is recognized in earnings. Derivatives that do not qualify for hedge accounting, as well as the ineffective portion of hedges, must be adjusted to fair value through earnings. Under certain exceptions, SFAS 133 permits derivative instruments to be accounted for as executory contracts because physical delivery of the underlying commodity is probable. In those circumstances, SFAS 133 does not require derivative instruments to be recognized on the balance sheet at fair value.

         As discussed more thoroughly under Financial Instruments and in Note 4, the Company uses foreign exchange forward contracts, natural gas forward contracts, interest rate swap agreements and other derivative instruments. The carrying amounts of the foreign exchange forward contracts and interest rate swap agreements at January 1, 2001, approximated their fair values. SFAS 133, as amended, permits the Company to continue recognizing gains and losses on commodity contracts in the cost of the commodity upon settlement of the contracts. In addition, the MandatOry Par Put Remarketed SecuritiesSM (MOPPRS(SM)) and written put options that are indexed to the Company's stock are excluded from the scope of SFAS 133. As a result, a cumulative effect of a change in accounting principle was not required to be presented upon adoption of SFAS 133.

         The American Institute of Certified Public Accountants has issued a proposed Statement of Position ("SOP"), "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If enacted, this SOP would, among other things, require the Company to change its method of depreciation. The Company primarily utilizes the composite method of depreciation in the United States and Canada applied on a straight-line basis over the estimated useful lives of various classes of assets. Under the composite method, depreciation is taken on the class of asset as a whole rather than on an individual asset basis. Depreciation continues until the entire asset class is fully depreciated. Upon disposition or retirement, the cost of such assets plus demolition costs less amounts realized on sale or salvage, is charged or credited to the accumulated depreciation account.

         The Company is evaluating the impact of the proposed SOP. If enacted, excluding any cumulative effect of a change in accounting principle, it is expected that depreciation expense will decrease, as depreciation on individual assets will cease as such assets are fully depreciated. On the other hand, upon disposition or retirement of assets, the net book value of such assets plus demolition costs less amounts realized from sale or salvage, will be charged or credited to earnings.

         RISKS AND UNCERTAINTIES: The Company is engaged primarily in the manufacture and sale of a highly diversified line of chemical products and materials throughout the world. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, terrorist acts, and the need to comply with directives of governmental agencies. The occurrence of operational problems, including but not limited to the above events, may have a materially adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole during the period of such operational difficulties.

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

         The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company is exposed to credit losses in the event of nonperformance by counterparties on risk management instruments. The counterparties to these transactions are major financial institutions, thus the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

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

         USE OF ESTIMATES: Financial statements prepared in conformity with accounting principles generally accepted in the United States of America require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and pro forma compensation expense at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used for, but not limited to: allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, accrued expenses, environmental liability assumptions, pension and postretirement benefits other than pension assumptions, general liability and workers compensation accruals and income tax valuation allowances. Future events and their effects cannot be estimated with certainty. Accordingly, accounting estimates require the use of judgment, which may change as additional information is obtained.

2. ACQUISITIONS AND DISPOSITIONS

         2001 TRANSACTIONS: On August 31, 2001, the Company acquired certain assets of the carbon fiber business of BP plc ("BP"). The BP carbon fiber business had sales for the first half of 2001 of approximately $17 (unaudited) of which approximately 50% were sales to Cytec Engineered Materials ("CEM"), formerly known as Cytec Fiberite. CEM uses carbon fiber to reinforce engineered resin matrices and produce composites for a diverse range of commercial and military aerospace applications and other emerging applications. The acquisition enhances CEM's ability to maintain an uninterrupted supply of certain classes of carbon fiber. The acquisition, which includes manufacturing sites in Greenville and Rock Hill, SC, is reported as part of the Company's Specialty Materials segment.

         In accordance with SFAS No. 141, "Business Combinations," after reducing to zero the amounts that would otherwise have been assigned to certain assets acquired, the remaining "negative goodwill" was recognized as an extraordinary gain of $4.9, net of taxes, which related to the fair value of the inventories acquired less liabilities assumed. Taxes recorded related to the extraordinary gain were $2.6.

         On March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") for cash consideration of $8.2. The acquisition resulted in goodwill of $3.5, which the Company has been amortizing on a straight-line basis over a period of 25 years. The acquired business has been integrated into the Company's Specialty Materials segment.

         On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture effective as of September 1, 2000, from the Company's partner, LaRoche Industries Inc. ("LaRoche"). The Company paid cash consideration of $0.8 and released certain claims against LaRoche relating to LaRoche's rejection of the partnership agreements. No goodwill was recognized as a result of this transaction. In the second quarter of 2001, the ammonia manufacturing facility was indefinitely mothballed.

         2000 TRANSACTIONS: On November 1, 2000, the Company completed the sale of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to Ciba Specialty Chemicals Water Treatments, Inc. The Company also agreed to produce paper chemicals for Bayer Corporation under a five year manufacturing agreement to which the Company allocated proceeds of $11.2, which were recorded as deferred revenue. This deferred revenue will be recognized over the term of the manufacturing agreement. The Company received net cash proceeds of $115.5 in connection with these transactions and recorded in other income, net, a pre-tax gain of $88.3. Included in the sale were the sales, marketing, research and development and technical services personnel and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $18.1 of paper chemicals' accounts receivable and all of its Water and Industrial Process Chemicals production facilities. Paper chemicals net sales were $97.9 and $106.4 in 2000 and 1999, respectively. Taxes of approximately $26.6 were paid in 2001 related to this divestiture.

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

         1999 Transactions: On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited (the "BIP business") for approximately $37.2 in cash plus future consideration with a value equivalent to approximately $8.3. The acquisition resulted in goodwill of $36.7, which the Company has been amortizing on a straight-line basis over a period of 40 years. The acquired business has been integrated into the Company's Performance Products segment. BIP retained its manufacturing plant in Oldbury, United Kingdom, where it will continue to manufacture certain amino coatings resins for Cytec under a long-term agreement.

         On September 16, 1999, the Company acquired Inspec Mining Chemicals S.A. ("IMC") from Laporte plc for $25.1, net of $0.8 cash received. The acquisition resulted in goodwill of $20.1, which the Company has been amortizing on a straight-line basis over a period of 40 years. The acquisition, which included two manufacturing operations and a research and development center located in Chile, has been integrated into the Company's Water and Industrial Process Chemicals segment.

         On August 11, 1999, the Company acquired assets of the global phosphine fumigants product line from BOC Group Inc. for $3.5 plus two additional payments aggregating $1.0, which were paid during 2000 upon approval of certain fumigant registrations by the U.S. Environmental Protection Agency. The acquisition resulted in goodwill of $2.2, which the Company has been amortizing on a straight-line basis over a period of 20 years from the original date of acquisition. The terms of the acquisition also provide for additional consideration to be paid if the acquired product line's net sales exceed certain targeted levels, which has not yet occurred. All additional payments are payable in cash and will be recorded as additional goodwill when the contingencies for such payment have been met. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

         On January 25, 1999, the Company acquired assets of the Nottingham Company's industrial minerals product line for $4.0. The acquisition resulted in goodwill of $0.3, which the Company has been amortizing on a straight-line basis over a period of 40 years. The acquired business has been integrated into the Company's Water and Industrial Process Chemicals segment.

         On January 21, 1999, the Company sold substantially all of the assets of its engineered molding compounds business, excluding land, buildings and one product line, to Rogers Corporation of Manchester, Connecticut, for $4.3.

         All acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excess of the purchase price over the identifiable assets acquired (i.e., goodwill) are included in Acquisition Intangibles in the Consolidated Balance Sheets. Consolidated results of operations for the years ended 2001, 2000 or 1999 would not have been materially different if any of the acquisitions had occurred on January 1 of the respective preceding years. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

3. RESTRUCTURING OF OPERATIONS

         In the second quarter of 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $4.6; and selling and technical services, $0.8. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9 and other costs of $0.2. As of December 31, 2001, approximately 53 positions have been eliminated. The remaining personnel reductions are expected to be completed by mid-2002. As of December 31, 2001, cash payments of $2.9 had been made for these charges. At December 31, 2001, the remaining liability to be paid was $1.6. In addition, during the second quarter of 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO Industries' restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

         In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. As of December 31, 2001, approximately 104 positions have been eliminated. As of December 31, 2001, cash payments of $6.0 had been made for these charges. At December 31, 2001, the remaining liability to be paid was $2.8, which is expected to be substantially completed during the first quarter of 2002.

         In the fourth quarter of 1999 the Company recorded a restructuring charge of $3.6, primarily related to the consolidation of certain Specialty Materials' manufacturing and research activities, the Fortier methanol plant shutdown and related personnel reduction of 72 positions worldwide. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $1.2; selling and technical services, $0.3; research and process development, $1.7 and administrative and general, $0.4. During the fourth quarter of 2000, the Company reduced this restructuring accrual as a result of incurring less cost than originally anticipated. As a result, the Company recognized a restructuring credit of $0.6 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.2 and research and process development, $0.4. As of December 31, 2001, payments of $2.8 had been made for these charges and all personnel reductions requiring severance payments were completed. At December 31, 2001, the remaining liability to be paid was $0.2, which primarily relates to long-term employee severance payouts.

         In connection with its 1997 restructuring plan, the Company reduced the restructuring accrual due to incurring lower than expected costs for the shutdown of the Linden, New Jersey, facility and incurring fewer personnel reductions by filling unanticipated open positions. As a result, the Company recognized restructuring credits in the Consolidated Statement of Income as follows: During the fourth quarter of 1999 the Company recognized a credit of $2.7 in manufacturing cost of sales and a credit of $0.3 in administrative and general. During the fourth quarter of 2000 the Company recognized a credit of $0.1 through various classifications in the Consolidated Statement of Income.

4. FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company's Consolidated Balance Sheets approximated their fair values at December 31, 2001 and 2000.

         At December 31, 2001, there were no interest rate swap agreements outstanding. At December 31, 2000, the Company was party to four interest rate swap agreements with an aggregate notional value of $80.0. Two of the swap agreements matured during 2001 and had virtually offsetting terms. Another swap agreement, which converted $20.0 of variable rate interest obligations to 6.25% fixed rate obligations, matured on November 1, 2001. The fourth interest rate swap agreement, which converted $25.0 of the Company's 6.75% fixed rate borrowings due on March 15, 2008, to a floating rate, was terminated during January 2001. Under the terms of the termination agreement, the Company received approximately $0.5 in cash.

         At December 31, 2001, the Company had net foreign exchange contracts to purchase an aggregate of 20.0 Euros, 10.7 British pounds and 1.2 Norwegian krone for U.S. dollars. The Company also had net contracts for the following U.S. dollar equivalent aggregate amounts: contracts to purchase 1.3 Norwegian krone for other European currencies, primarily British pounds; contracts to purchase
18.3 British pounds for Euros; contracts to purchase 10.3 Norwegian krone for Euros and contracts to sell 0.3 of other currencies for Euros. At December 31, 2000, the Company had net foreign exchange contracts to purchase an aggregate of
32.5 of Dutch guilders, German marks and British pounds and to sell an aggregate of 2.6 of French franc and Argentine pesos for U.S. dollars. The Company also had net contracts to sell Dutch guilders with a value equivalent to $22.2 for British pounds, contracts to purchase Dutch guilders with a value equivalent to $0.5 for other currencies, contracts to purchase Norwegian krone with a value equivalent to $2.6 for other European currencies and contracts to sell Euros with a value equivalent to $1.4 for British pounds. The fair value of foreign exchange contracts, based on forward exchange rates at December 31, 2001 and 2000, exceeded contract values by approximately $0.6.

         At December 31, 2001, the Company had $6.8 notional value of natural gas forward contracts with January through October 2002 delivery dates outstanding. Based on year-end NYMEX prices, the Company had a net unrealized loss of $0.7. At December 31, 2000, there were no natural gas forward contracts outstanding.

         In connection with the Company's stock repurchase program, during 2001 the Company sold an aggregate of 300,000 put options to an institutional investor in a series of private placements exempt from registration under
Section 4(2) of the Securities Act of 1933. The put options entitled the holder to sell an aggregate of 300,000 shares of the Company's common stock to the Company at exercise prices ranging from $31.35 to $32.49 per share. The Company received premiums of approximately $0.6 on the sale of such options. Prior to December 31, 2001, 140,000 of the put options expired unexercised, 100,000 put options were exercised and resulted in the Company buying back 100,000 shares of its common stock at an exercise price of $32.49 per share and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time. At December 31, 2001, no put options remained outstanding. During 2000, the Company sold an aggregate of 400,000 put options at exercise prices ranging from $23.083 to $24.553 per share. Prior to December 31, 2000, the put options expired unexercised. The Company received premiums of approximately $0.6 on the sale of such put options. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company's common stock (i.e., net cash or net share settlement).

5. ASSOCIATED COMPANIES

         The Company has a 50% interest in each of three associated companies:
CYRO Industries, Mitsui-Cytec and AC Molding Compounds and a one-third interest in the PolymerAdditives.com, LLC joint venture. The Company also had a 50% interest in the former Criterion Catalyst joint venture through July 10, 2000 (see Note 2).

         The aggregate cost of investments in associated companies accounted for under the equity method was $16.7 and $15.7 at December 31, 2001 and 2000, respectively. Summarized financial information for the Company's investments in associated companies as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, is as follows:


                                   2001        2000         1999
----------------------------------------------------------------
Net sales                        $306.9      $496.3       $521.4
Gross profit                       52.0        99.1        116.4
Net earnings (losses)              (2.2)       23.8         11.4
Company's share of earnings         0.1        15.0          5.6
----------------------------------------------------------------
Current assets                    105.8       131.5
Noncurrent assets                 189.4       204.0
Total assets                      295.2       335.5
---------------------------------------------------
Current liabilities                78.9       103.9
Noncurrent liabilities             29.0        45.7
Equity                            187.3       185.9
Total liabilities and equity      295.2       335.5
---------------------------------------------------
Company's share of equity        $ 92.6      $ 91.9
---------------------------------------------------

The above associated companies' information includes the results of the former Criterion Catalyst joint venture through July 10, 2000.

         The Company does not guarantee the debt of its unconsolidated associated companies.

         At December 31, 2001 and 2000, the Company's net investment in AC Moldings Compounds was valued at zero, and the Company ceased recognizing its share of the losses of the joint ventures once its investment was reduced to zero. The Company and its joint venture partner were unwilling to invest further in AC Moldings. As a result of AC Moldings' inability to sustain its operations, in November 2001, the joint venture was shut down. Subsequently, AC Moldings filed for bankruptcy under Chapter 11 in December 2001. The Company does not believe that the AC Moldings Compounds bankruptcy filing will have a material impact on the Company's results of operations or financial position as the net investment was already valued at zero.

         Fees received from associated companies, primarily CYRO Industries, were $7.8, $7.5 and $7.5 in 2001, 2000 and 1999, respectively. These fees are recorded in manufacturing cost of sales and are related to CYRO's use of the Company's Fortier, Louisiana, manufacturing complex. Approximately 65% of the fees received are scheduled to contractually expire December 31, 2003. However, the Company is in the process of renegotiating these agreements. To the extent that the agreements are not renewed, it will result in a corresponding increase in CYRO's earnings of which the Company's share is 50%.

         Sales to associated companies (primarily CYRO Industries) amounted to $26.9, $27.2 and $25.2 in 2001, 2000 and 1999, respectively. Purchases from associated companies were immaterial.

         At December 31, 2001, CYRO Industries had $25.0 of short-term borrowings outstanding, which expires March 31, 2002, and Mitsui-Cytec had $13.9 of short-term bank obligations, which expires March 31, 2002, and $3.6 of long-term debt, which expires February 25, 2004.


6. INVENTORIES

         At December 31, 2001 and 2000, LIFO inventories comprised approximately 59% and 62% of consolidated inventories, respectively.


                                               2001         2000
----------------------------------------------------------------
Finished goods                               $ 96.0       $115.0
Work in progress                               18.0         15.0
Raw materials and supplies                     65.1         67.1
----------------------------------------------------------------
                                              179.1        197.1
Less reduction to LIFO cost                   (31.8)       (34.4)
----------------------------------------------------------------
Total inventories                            $147.3       $162.7
----------------------------------------------------------------

7. PLANTS, EQUIPMENT AND FACILITIES

         At December 31, 2001 and 2000, plant, equipment and facilities consisted of the following:


                                               2001         2000
----------------------------------------------------------------
Land and land improvements                 $   30.5     $   30.4
Buildings                                     172.2        164.0
Machinery and equipment                     1,108.2      1,066.7
Construction in progress                       33.6         65.2
----------------------------------------------------------------
Plants, equipment and facilities, at cost  $1,344.5     $1,326.3
----------------------------------------------------------------

8. LONG-TERM DEBT

         At December 31, 2001 and 2000, long-term debt consisted of public debt in the amounts of $314.7 and $313.4, respectively. The fair value of the Company's long-term debt, based on dealer quoted values, was $321.9 at December 31, 2001, and $303.1 at December 31, 2000.

         During the third quarter of 2001, the Company reclassified certain deferred financing charges from other noncurrent assets to long-term debt. The reclassification was also made to the prior year's Consolidated Balance Sheet in order to make it conform to the current year's presentation.

         The weighted average interest rate on long-term debt for 2001, 2000 and 1999 was 7.15%, 7.08% and 6.77%, respectively.

         At December 31, 2001, the Company's Credit Facility provided for unsecured revolving loans ("Revolving Loans") of up to $200.0. The Revolving Loans are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the Credit Facility. There were no borrowings outstanding under the Credit Facility at December 31, 2001 and 2000. The Credit Facility, which is scheduled to mature on July 28, 2002, contains covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of the Credit Facility at December 31, 2001, and expects to replace the credit facility on or before its expiration, although there is no guarantee that it will be renewed.

         At December 31, 2001 and 2000, $10.0 was available for short-term use under an uncommitted credit facility and a U.S. dollar equivalent of approximately $18.4 and $14.8, respectively, was available under foreign currency denominated overdraft facilities. There were no outstanding borrowings under these facilities at December 31, 2001 and 2000.

         During 1998, the Company sold an aggregate of $320.0 principal amount of senior debt securities in public offerings, consisting of (i) $100.0 principal amount of 6.50% Notes due March 15, 2003, (ii) $100.0 principal amount of 6.75% Notes due March 15, 2008 and (iii) $120.0 principal amount of 6.846% MOPPRS(SM) due May 11, 2025. The securities were offered under the Company's shelf registration statement, which has now been fully utilized. The Company received an aggregate of approximately $322.0 in proceeds from the sales before deducting expenses associated with the sales.

         Except in limited circumstances, the MOPPRS(SM) will be subject to mandatory tender to Merrill Lynch, as Remarketing Dealer, at 100% of the principal amount thereof, for remarketing on May 11, 2005 (the "Remarketing Date"). The interest rate on the MOPPRS(SM) from the Remarketing Date to maturity will be 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS(SM) on the Remarketing Date or elects not to remarket the MOPPRS(SM) the Company will be required to repurchase the MOPPRS(SM) from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof plus accrued interest, if any.

         Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. During 1997 and 1998, the Company made payments aggregating approximately $11.2 to settle the rate lock agreements, which is being amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS(SM) as an increase in interest expense of such Notes. The amount of unamortized rate lock agreements included in long-term debt was $7.3 at December 31, 2001, and $8.4 at December 31, 2000.

         Under the revised terms of the Company's Series C Cumulative Preferred Stock ("Series C Stock"), the Company would have the ability to incur up to an additional $635.2 in debt at December 31, 2001 (see Note 15).

         On December 15, 2000, the Company filed with the Securities and Exchange Commission a shelf registration statement covering $400.0 of debt securities, which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include replacement of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement. The registration statement became effective December 22, 2000.

9. ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

         The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so. The Company's most significant environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by the Company. The Company is also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Since the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, additional sites that may be environmentally impaired and for which the Company may be responsible.

         As of December 31, 2001 and 2000, the aggregate environmental related accruals were $93.9 and $104.7, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the years ended December 31, 2001, 2000 and 1999 was $13.7, $15.3 and $18.6, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

         Rental expense under property and equipment leases was $10.7 in 2001, $12.0 in 2000 and $12.3 in 1999. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are:


                                     Operating
                                        Leases
----------------------------------------------
2002                                     $ 7.4
2003                                       5.1
2004                                       3.9
2005                                       2.5
2006                                       1.9
Thereafter                                16.5
----------------------------------------------
Total minimum lease payments             $37.3
----------------------------------------------

         At December 31, 2001 and 2000, the Company had $10.9 and $11.7, respectively, of letters of credit outstanding for environmental and insurance related matters.

10. INCOME TAXES

         The income tax provision for the years ended December 31, 2001, 2000 and 1999, is based on earnings before income taxes and extraordinary item as follows:

                                  2001         2000         1999
----------------------------------------------------------------
Domestic                        $ 51.6       $203.3       $110.1
Foreign                           49.5         67.8         62.9
----------------------------------------------------------------
Total                           $101.1       $271.1       $173.0
----------------------------------------------------------------

The components of the income tax provision for the years ended December 31, 2001, 2000 and 1999, are composed of the following:

                                2001         2000         1999
Current:
   Federal                      $ (9.5)       $36.8        $ 4.8
   Foreign                        17.2         24.4         21.0
   Other, principally state        1.9          1.2          1.0
----------------------------------------------------------------
Total                            $ 9.6        $62.4        $26.8
----------------------------------------------------------------
Deferred:
   Federal                       $22.3        $25.3        $21.9
   Foreign                         1.0         (1.1)        (2.3)
   Other, principally state        2.0          6.9          5.3
Total                            $25.3        $31.1        $24.9
----------------------------------------------------------------
Total income tax provision       $34.9        $93.5        $51.7
----------------------------------------------------------------

         Tax benefits on stock option exercises of $9.9, $4.5 and $0.1 were allocated directly to shareholders' equity for 2001, 2000 and 1999, respectively.

         In 2001, $2.6 million of tax expense was allocated to an extraordinary gain.

         Domestic and foreign earnings of consolidated companies before income taxes and extraordinary item include all earnings derived from operations in the respective U.S. and foreign geographic areas, whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 and 2000, were as follows:

                                               2001         2000
----------------------------------------------------------------
Deferred tax assets:
   Allowance for bad debts                   $  2.2       $  2.2
   Employee benefit accruals                    -            7.8
   Insurance accruals                          13.6         13.5
   Operating accruals                          12.6         20.0
   Inventory                                    0.7          4.1
   Environmental accruals                      34.2         37.7
   Postretirement obligations                 112.9        115.0
   Other                                       17.5         10.5
----------------------------------------------------------------
Deferred tax assets                           193.7        210.8
----------------------------------------------------------------
Deferred tax liabilities:
   Plants, equipment and facilities          (106.3)      (118.4)
   Employee benefit accruals                   (3.6)         -
   Other                                      (13.3)       (13.0)
-----------------------------------------------------------------
Deferred tax liabilities                     (123.2)      (131.4)
-----------------------------------------------------------------
Net deferred tax assets                     $  70.5      $  79.4
----------------------------------------------------------------

         Beginning in 1997, no provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to reinvest these earnings. Foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of distribution or sale.

         The long-term earnings trend of the Company makes it more likely than not that the Company will generate sufficient taxable income to realize its net deferred tax assets.

         In the third quarter of 1999, the Company recognized an $8.0 reduction in income tax expense related to the utilization of additional prior years' tax credits. Excluding the impact of this nonrecurring item, the Company's effective tax rate for 1999 was 34.5%.

         A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:


                                   2001         2000         1999
-----------------------------------------------------------------
Federal income tax rate           35.0%        35.0%        35.0%
Research and
   experimental credit            (3.6)        (1.3)        (1.8)
Prior period tax credits           -            -           (4.6)
Income subject to other
   than the federal income
   tax rate                       (0.7)        (1.4)        (2.6)
State taxes, net of
   federal benefits                3.5          1.6          2.2
Other charges, net                 0.3          0.6          1.7
-----------------------------------------------------------------
          Effective tax rate      34.5%        34.5%        29.9%
-----------------------------------------------------------------

11. RETIREMENT PLANS

         The Company has defined benefit pension plans that cover employees in the United States and a number of foreign countries. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                               2001         2000
----------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1              $337.9       $305.2
Service cost                                    8.3          8.5
Interest cost                                  25.2         23.8
Amendments                                      -            0.2
Translation difference                         (1.1)         0.2
Actuarial (gain) loss                          14.8         14.2
Employee contributions                          0.2          0.2
Benefits paid                                 (17.2)       (14.4)
-----------------------------------------------------------------
Benefit obligation at December 31            $368.1       $337.9
----------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1       $338.7       $346.8
Actual return (losses) on plan assets         (18.3)        (6.0)
Company contributions                          16.9         13.6
Employee contributions                          0.2          0.2
Translation difference                         (1.1)        (1.5)
Benefits paid                                 (17.2)       (14.4)
-----------------------------------------------------------------
Fair value of plan assets at December 31     $319.2       $338.7
----------------------------------------------------------------
Projected benefit obligation over
   (under) plan assets                         48.9         (0.8)
Unrecognized actuarial loss                   (73.0)        (9.5)
Unrecognized prior service cost                 1.4          1.3
Unrecognized net transition obligation          1.1          1.3
-----------------------------------------------------------------
Prepaid pension assets recognized
   in the consolidated balance sheets       $ (21.6)     $  (7.7)
-----------------------------------------------------------------

Assumptions as of December 31:

                                                2001         2000        1999
--------------------------------------------------------------------------------
Discount rate                                   7.25%        7.50%       7.75%
Expected return on
   plan assets                                  9.25%        9.25%       9.25%
Rate of future
   compensation increase                      3.0-10.0%    3.0-10.0%   4.0-10.0%
--------------------------------------------------------------------------------

Net periodic pension expense includes the following components:

                                               2001         2000          1999
--------------------------------------------------------------------------------
Service cost                                 $  8.3       $  8.5        $ 10.1
Interest cost on projected
   benefit obligation                          25.2         23.8          21.8
Expected return on
   plan assets                                (31.1)       (28.3)        (24.2)
Net amortization
   and deferral                                 0.4          -             1.8
--------------------------------------------------------------------------------
Net periodic
   pension expense                           $  2.8       $  4.0         $ 9.5
--------------------------------------------------------------------------------

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $195.6, $180.1 and $146.5, respectively, as of December 31, 2001, and $116.4, $108.5 and $92.3, respectively, as of December 31, 2000. The prepaid benefit costs recognized in the consolidated balance sheets as of December 31, 2001 and 2000 were $39.0 and $18.0, respectively, and the accrued benefit liability recognized in the consolidated balance sheets as of December 31, 2001 and 2000 was $17.4 and $10.3, respectively.

         The Company sponsors employee savings and profit sharing plans. Prior to 2001, the savings plan portion generally matched 75% of employee contributions up to 4% of compensation. Profit sharing contributions are based on the Company's performance and are at the discretion of the Board of Directors. Savings plan matching contributions were $5.7, $4.3 and $4.6 for 2001, 2000 and 1999, respectively. Profit sharing contributions were approximately $0, $3.4 and $3.6 in 2001, 2000 and 1999, respectively. Beginning in January 2001, the Company match for the savings plan was increased to 100% of employee contribution up to the first 3% of compensation and 50% on the next 2% of compensation for employees not covered by collective bargaining agreements.

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

The following provides a reconciliation of postretirement benefit obligations, plan assets and funded status of the plans:

                                               2001         2000
----------------------------------------------------------------
Change in benefit obligation
Benefit obligation at January 1              $249.1       $268.1
Service cost                                    1.4          1.3
Interest cost                                  18.1         19.8
Amendments                                     (9.4)       (19.4)
Translation difference                         (0.1)        (0.1)
Actuarial loss                                 11.5          2.8
Employee contributions                          1.5          1.0
Benefits paid                                 (24.4)       (24.4)
----------------------------------------------------------------
Benefit obligation at December 31            $247.7       $249.1
----------------------------------------------------------------
Change in plan assets
Fair value of plan assets at January 1       $ 72.8       $ 54.4
Actual return on plan assets                    1.9          2.8
Company contributions                          21.5         39.0
Employee contributions                          1.5          1.0
Benefits paid                                 (24.4)       (24.4)
----------------------------------------------------------------
Fair value of plan assets at December 31     $ 73.3       $ 72.8
----------------------------------------------------------------
Accumulated postretirement benefit
   obligation over fair value of plan assets  174.4       $176.3
Unrecognized actuarial gain                    30.4         44.3
Unrecognized negative prior service cost       73.1         71.2
----------------------------------------------------------------
Accrued postretirement benefit cost          $277.9       $291.8
----------------------------------------------------------------

         The accrued postretirement benefit cost recognized in the Company's Consolidated Balance Sheets at December 31, 2001and 2000, includes $20.0 in accrued expenses and $257.9 and $271.8, respectively, in other noncurrent liabilities.

         Net periodic postretirement benefit costs for the years ended December 31, 2001, 2000 and 1999, included the following components:

                                               2001         2000          1999
------------------------------------------------------------------------------
Service cost                                  $ 1.4        $ 1.3         $ 1.4
Interest cost                                  18.1         19.8          17.3
Expected return on
   plan assets                                 (5.2)        (3.8)         (3.2)
Net amortization
   and deferral                                (8.6)        (7.5)         (7.8)
------------------------------------------------------------------------------
Total cost                                    $ 5.7        $ 9.8         $ 7.7
------------------------------------------------------------------------------

         Measurement of the accumulated postretirement benefit obligations ("APBO") was based on actuarial assumptions, including a discount rate of 7.25%, 7.50% and 7.75% at December 31, 2001, 2000 and 1999, respectively, and an expected return on plan assets of 7.0% at December 31, 2001, 2000 and 1999. The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 7.0% in 2002, decreasing to ultimate trend of 5.5% in 2005. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. For example, increasing the healthcare cost trend rate by one percentage point in each year would increase the APBO at December 31, 2001, and the 2001 aggregate service and interest cost by approximately $22.9 and $1.8, respectively, and decreasing the healthcare cost trend rate by one percentage point in each year would decrease the APBO at December 31, 2001 and the 2001 aggregate service and interest cost by approximately $20.8 and $1.7, respectively.

13. OTHER FINANCIAL INFORMATION

         Accrued expenses at December 31, 2001 and 2000, included the following:

                                               2001         2000
----------------------------------------------------------------
Pensions and other employee benefits          $ 7.8       $ 21.7
Other postretirement employee benefits         20.0         20.0
Salaries and wages                             11.1         10.2
Environmental                                  20.0         20.0
Restructuring                                   4.6          9.9
Other                                          94.3         97.8
----------------------------------------------------------------
    Total                                    $157.8       $179.6
----------------------------------------------------------------

         Cash payments during the years ended December 31, 2001, 2000 and 1999, included interest of $21.3, $26.6 and $27.8, respectively. Income taxes paid in 2001, 2000 and 1999 were $33.1, $37.6 and $28.7, respectively. Income taxes paid include foreign taxes of $16.8, $20.8 and $16.8 in 2001, 2000 and 1999, respectively.

         Included in accounts receivable at December 31, 2001and 2000, are miscellaneous receivables of approximately $32.3 and $55.2, respectively.

         Included in interest expense, net, for the years ended December 31, 2001, 2000 and 1999, is interest income of $3.0, $3.5 and $2.0, respectively.

         Other income, net, was $7.9, $104.6 and $9.3 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in 2001 were gains of $7.0 related to the sale of reclaimed land in Florida and the favorable settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Included in 2000 was a gain of $88.3 from the divestiture of the Paper Chemicals business (see also Note 2), a gain of $13.3, discounted and net of expenses, from an insurance settlement with a group of insurance carriers for an environmental remediation coverage suit and a gain of $7.1 related to the sale of real estate at a former plant site. Also included in 2000 is a charge of $4.8 for the write-down of receivables due from the AC Moldings Compounds joint venture. Included in 1999 were pre-tax gains of $4.5 from the sale of land, $2.2 from royalty income and $1.6 from the sale of certain product lines.

        Acquisition intangibles, net of accumulated amortization, at December 31, 2001 and 2000, included the following:

                                               2001         2000
----------------------------------------------------------------
Goodwill                                     $376.1       $374.4
Less: accumulated amortization                (45.5)       (38.2)
----------------------------------------------------------------
Goodwill, net                                 330.6        336.2
----------------------------------------------------------------
Other intangibles                              55.4         55.2
Less: accumulated amortization                 (9.9)        (7.0)
----------------------------------------------------------------
Other intangibles, net                         45.5         48.2
----------------------------------------------------------------
Acquisition intangibles, net of
   accumulated amortization                  $376.1       $384.4
----------------------------------------------------------------

         Amortization expense related to goodwill and intangible assets was $12.8, $12.4 and $11.2 for the years ended December 31, 2001, 2000 and 1999, respectively. On January 1, 2002, the Company adopted SFAS 142 and certain transition provisions of SFAS 141 (see Note 1). Application of these standards required that the Company assess its recorded intangibles, and effective January 1, 2002, reclassify to goodwill those intangibles which no longer meet the criteria for recognition apart from goodwill. The Company's acquisition intangibles, net of accumulated amortization, before and after such reclassifications was as follows:

                               GOODWILL    INTANGIBLES    TOTAL
----------------------------------------------------------------
Before reclassifications:
Water and Industrial
   Process Chemicals            $ 31.3        $ 3.8       $ 35.1
Performance Products              49.1         26.7         75.8
Specialty Materials              250.2         15.0        265.2
Building Block Chemicals           -            -            -
----------------------------------------------------------------
Total                           $330.6        $45.5       $376.1
----------------------------------------------------------------

After reclassifications:
Water and Industrial
   Process Chemicals            $ 31.1        $ 4.0       $ 35.1
Performance Products              50.1         25.7         75.8
Specialty Materials              252.6         12.6        265.2
Building Block Chemicals           -            -            -
----------------------------------------------------------------
Total                           $333.8        $42.3       $376.1
----------------------------------------------------------------

14. COMMON STOCK

         The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 39,621,108 shares were outstanding at December 31, 2001. A summary of changes in common stock issued and treasury stock for the years ended December 31, 2001, 2000 and 1999, is presented below.

                                                        Common                  Treasury
                                                         Stock                     stock
----------------------------------------------------------------------------------------
Balance at December 31, 1998                        48,142,961                 4,952,881
Purchase of treasury stock                                   -                 1,784,045
Issuance pursuant to stock option plan                       -                  (148,693)
Award of performance stock and
   restricted stock                                          -                   (84,903)
Forfeitures and deferrals of stock awards              (10,321)                   22,425
Issuance pursuant to warrant exercise                        -                    (7,745)
Adjustment to shares issued pursuant
   to acquisition                                            -                     4,957
----------------------------------------------------------------------------------------
Balance at December 31, 1999                        48,132,640                 6,522,967
Purchase of treasury stock                                   -                 2,161,700
Issuance pursuant to stock option plan                       -                  (636,047)
Award of performance stock and
   restricted stock                                          -                  (114,272)
Forfeitures and deferrals of stock awards                    -                    31,881
----------------------------------------------------------------------------------------
Balance at December 31, 2000                        48,132,640                 7,966,229
Purchase of treasury stock                                   -                 1,711,300
Issuance pursuant to stock option plan                       -                (1,118,634)
Award of performance stock and
   restricted stock                                          -                   (81,278)
Forfeitures and deferrals of stock awards                    -                    33,915
----------------------------------------------------------------------------------------
Balance at December 31, 2001                        48,132,640                 8,511,532
----------------------------------------------------------------------------------------

         On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through December 31, 2001, the Company had repurchased 1,872,791 shares at a cost of $57.8 under this authorization. See also Note 15.

         STOCK AWARD AND INCENTIVE PLAN: The 1993 Stock Award and Incentive Plan (the "1993 Plan") is administered by a committee of the Board of Directors (the "Committee"). The 1993 Plan provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), stock appreciation rights (including limited stock appreciation rights), restricted stock (including performance shares), restricted stock units, deferred stock awards and dividend equivalents, deferred cash awards and interest equivalents and other stock or cash-based awards, to be made to selected employees and independent contractors of the Company and its subsidiaries and affiliates at the discretion of the Committee. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 2001, the Company had reserved approximately 8,412,213 shares for issuance under the 1993 Plan.

         The stock option component of the 1993 Plan provides for the granting of nonqualified stock options to officers, directors and certain key employees at 100% of the market price on the date the option is granted. Options are generally exercisable in cumulative installments of 33 1/3% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

         In the event of a "change of control" (as defined in the 1993 Plan),
(i) any award under that Plan carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeiture applicable to any other award granted under the 1993 Plan will lapse and such awards will be deemed fully vested and (iii) any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

         In connection with the acquisition of The American Materials &Technologies Corporation ("AMT") in 1998, outstanding options and warrants to acquire AMT stock were converted into options and warrants to purchase 335,209 shares of the Company's common stock at a weighted average exercise price of $10.48 per share.

         A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates is presented below.

                                               2001                        2000                     1999
                                                       Weighted                  Weighted                 Weighted
                                                        Average                   Average                  Average
                                                       Exercise                  Exercise                 Exercise
                                       Shares             Price     Shares          Price     Shares         Price
------------------------------------------------------------------------------------------------------------------
Shares under option:

Outstanding at beginning of year      6,484,300          $21.68   6,239,406        $20.28    5,276,173      $19.90
Granted                                 938,655           33.54     981,143         24.70    1,193,409       21.00
Exercised                            (1,118,634)           8.50    (636,047)        10.86     (148,693)       6.81
Forfeited                               (53,587)          31.72    (100,202)        33.26      (81,483)      30.30
------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            6,250,734           25.73   6,484,300        $21.68    6,239,406      $20.28
------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year    4,382,219          $24.59   4,632,637        $20.16    4,434,989      $16.56
------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                                            Options Outstanding            Options Exercisable
                                                                      Weighted
                                                                       Average   Weighted                  Weighted
                                                                     Remaining    Average                   Average
                                                          Number   Contractual   Exercise         Number   Exercise
Range of Exercise Prices                             Outstanding   Life (Years)     Price    Exercisable      Price
-------------------------------------------------------------------------------------------------------------------
$ 2.77-10.00                                             960,076       2.17        $ 5.46        959,533    $ 5.45
 11.66-24.57                                           2,233,566       5.91         20.45      1,350,523     18.75
 25.08-37.75                                           1,679,472       4.48         29.93        704,583     25.45
 37.87-47.32                                             837,045       5.14         40.20        827,005     40.22
 47.81-57.44                                             540,575       6.08         48.11        540,575     48.11
------------------------------------------------------------------------------------------------------------------
$ 2.77-57.44                                           6,250,734       4.74        $25.73      4,382,219    $24.59
------------------------------------------------------------------------------------------------------------------

         As provided under the 1993 Plan, the Company has also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain performance objectives related to the Company's financial performance and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 1999, 2000 and 2001 relate to the 2001, 2002 and 2003 performance periods, respectively. The total amount of stock-based compensation expense (income) recognized for restricted stock and performance stock was ($0.7) in 2001, $3.5 in 2000 and $1.4 in 1999. A summary of restricted stock and performance stock activity is as follows:

                                                                           2001          2000            1999
-------------------------------------------------------------------------------------------------------------
Outstanding awards - beginning of year                                  244,161       156,386         112,229
New awards granted                                                       81,278       114,272          84,903
Shares with restrictions lapsed(1)                                      (45,402)      (15,936)        (31,368)
Restricted shares forfeited                                             (14,714)      (10,561)         (9,378)
-------------------------------------------------------------------------------------------------------------
Outstanding awards - end of year                                        265,323       244,161         156,386
-------------------------------------------------------------------------------------------------------------
Weighted average market value of new awards on award date                $33.44        $24.68          $20.64
-------------------------------------------------------------------------------------------------------------

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


                                   2001         2000         1999
-----------------------------------------------------------------
Net earnings :
   As reported                    $71.1       $177.6       $121.3
   Pro forma                       66.5       $175.9        117.8
Basic earnings per share:
   As reported                    $1.77       $ 4.34       $ 2.83
   Pro forma                       1.65         4.30         2.75
Diluted earnings per share:
   As reported                    $1.71       $ 4.15       $ 2.73
   Pro forma                       1.60         4.12         2.65
-----------------------------------------------------------------

         The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future amounts.

         The fair value of each stock option granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                  2001         2000         1999
----------------------------------------------------------------
Expected life (years)             5.7          6.0          6.0
Expected volatility              44.14%       41.47%       43.47%
Expected dividend yield           -            -            -
Risk-free interest rate          4.672%       5.142%        6.58%
Weighted average fair
   value of options granted
   during the year              $16.07       $11.92       $10.95
----------------------------------------------------------------

         In 1995, the Company implemented a stock appreciation plan for all eligible active employees not eligible to participate in the stock option program. In December 1996 a payout of 25% of the total maximum payout was made and a second 25% payout was made in December 1997. In August 2000, a final payout of one thousand dollars per participant ($2.8 in aggregate) was made.

15. PREFERRED STOCK

         The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of December 17, 1993, the Company had issued to American Cyanamid Company ("Cyanamid"), a wholly owned subsidiary of Wyeth, formerly known as American Home Products Corporation, eight million shares of preferred stock, of which only the Series C Stock remains outstanding.

         The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, has an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. In 2001, Cyanamid transferred the Series C stock to MDP Holdings, Inc., its wholly owned subsidiary. The Series C Stock provides MDP Holdings, Inc. with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree health care and life insurance obligations and certain pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of MDP Holdings, Inc. as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, MDP Holdings, Inc., as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with MDP Holdings, Inc.'s existing representative, would constitute a majority of the Company's Board of Directors.

         Under the terms of the Series C stock, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 2001, the Company had $321.1 of debt and $636.8 of equity as defined in the Series C Stock covenant and, under the revised terms, would have the ability to incur up to an additional $634.1 in debt.

         On January 22, 1999, the Company signed an agreement with Cyanamid providing that Cyanamid and its transferees would irrevocably waive certain financial covenants contained in the Series C Stock so that, in addition to restricted payments otherwise permitted under the Series C Stock, the Company may make up to $100.0 in special restricted payments solely for the purpose of repurchasing its common stock. During November 2000, the Company completed the share repurchases under this authorization. The Company repurchased a total of 3,784,254 shares of its outstanding common stock under this authorization.

         At December 31, 2001 and 2000, restricted payments permitted under the Series C Stock were limited to $88.5 and $109.9, respectively. Restricted payments include, but are not limited to, payments of dividends on common stock, payments for the repurchase of common stock outstanding and payments on certain classes of debt.

16. EARNINGS PER SHARE

         The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for common stockholders for the years ended December 31, 2001, 2000 and 1999:

                                       2001                                 2000                                 1999

                                     Weighted                             Weighted                              Weighted
                                     Average       Per                    Average       Per                     Average     Per
                       Income         Shares      Share      Income        Shares      Share      Income        Shares     Share
                     (Numerator)  (Denominator)   Amount   (Numerator)  (Denominator)  Amount   (Numerator)  (Denominator) Amount
------------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Earnings before
   extraordinary item   $66.2                     $1.65      $177.6                    $4.34      $121.3                    $2.83
Extraordinary gain,
   net of tax             4.9      40,203,975      0.12         -        40,920,647     -          -           42,890,159      -
                        -----                     -----      ------                    -----      ------                    -----
Net earnings            $71.1                     $1.77      $177.6                    $4.34      $121.3                    $2.83
------------------------------------------------------------------------------------------------------------------------------------
Effect of dilutive
   securities
Options                             1,240,592                             1,716,746                             1,507,357
Performance/
   Restricted stock                   139,921                               100,853                               103,353
Warrants                                5,593                                 6,970                                 4,395
Put options                               657                                     -                                 -
Diluted EPS

------------------------------------------------------------------------------------------------------------------------------------
Earnings before
   extraordinary item   $66.2                     $1.59      $177.6                    $4.15      $121.3                    $2.73
Extraordinary gain,
   net of tax             4.9      41,590,738      0.12         -        42,745,216     -          -           44,505,264       -
                        -----                     -----      ------                    -----      ------                    -----
Net earnings            $71.1                     $1.71      $177.6                    $4.15      $121.3                    $2.73
------------------------------------------------------------------------------------------------------------------------------------

At December 31, 2001, there were 2,418,087 options outstanding with weighted average exercise prices of $38.83 that were excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

17. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREAS

         BUSINESS SEGMENTS: The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

         The Water and Industrial Process Chemicals segment produces water treating, mining, and phosphine chemicals that are used mainly in water and wastewater treatment and mineral processing and separation manufacturing. The segment includes the Paper Chemicals business, which was substantially divested on November 1, 2000. For more information about the sale of the paper chemicals business see Note 2. The Performance Products segment produces coatings and performance chemicals and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells materials that are used mainly in commercial and military aviation and launch vehicles, satellites and aircraft brakes. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, hydrocyanic acid, melamine and sulfuric acid. Some of these chemical intermediates are used in the manufacture of the Company's specialty chemicals, with the remainder sold to third parties.

         The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. All intersegment sales prices are cost based. The Company evaluates the performance of its operating segments based on earnings from operations and cash flows of the respective segment.

         Summarized segment information for the years 2001, 2000 and 1999 is as follows:

-------------------------------------------------------------------------------------------------------
                                          Water and
                                         Industrial                                Building
                                            Process    Performance    Specialty       Block    Total
                                          Chemicals       Products    Materials   Chemicals    Segments
2001
Net sales to external customers             $335.0       $434.7        $450.2       $167.2     $1,387.1
Intersegment net sales                         -            -             -           48.6         48.6
-------------------------------------------------------------------------------------------------------
Total net sales                              335.0        434.7         450.2        215.8      1,435.7
Earnings (loss) from operations               25.7         16.3          95.9        (18.7)       119.2
Percentage of sales                            7.7%         3.7%         21.3%        (8.7)%        8.3%
Total assets                                 241.5        384.8         487.3        226.2      1,339.8
Capital expenditures                          22.0         16.0           8.5         13.3         59.8
Depreciation and amortization                 17.5         29.2          16.9         27.3         90.9
-------------------------------------------------------------------------------------------------------
2000
Net sales to external customers             $403.1       $474.0        $411.6       $203.8     $1,492.5
Intersegment net sales                         -            -             -           63.4         63.4
Total net sales                              403.1        474.0         411.6        267.2      1,555.9
Earnings from operations                      40.2         56.8          85.9         12.7        195.6
Percentage of sales                           10.0%        12.0%         20.9%         4.8%        12.6%
Total assets                                 256.3        434.1         487.0        260.3      1,437.7
Capital expenditures                          28.3         16.5           8.2         20.1         73.1
Depreciation and amortization                 18.9         30.7          17.6         25.6         92.8
-------------------------------------------------------------------------------------------------------
1999
Net sales to external customers             $387.5       $449.8        $435.7       $171.5     $1,444.5
Intersegment net sales                         -            -             -           42.0         42.0
-------------------------------------------------------------------------------------------------------
Total net sales                              387.5        449.8         435.7        213.5      1,486.5
Earnings from operations                      43.5         51.6          84.9          6.1        186.1
Percentage of sales                           11.2%        11.5%         19.5%         2.9%        12.5%
Total assets                                 267.3        436.1         494.4        245.1      1,442.9
Capital expenditures                          19.0         18.8          13.9         20.0         71.7
Depreciation and amortization                 18.3         30.5          17.7         27.0         93.5
-------------------------------------------------------------------------------------------------------

The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial
Statements:

                                  2001         2000         1999
----------------------------------------------------------------
Net sales:
Net sales from
   reportable segments        $1,435.7     $1,555.9     $1,486.5
Elimination of
   intersegment revenue          (48.6)       (63.4)       (42.0)
-----------------------------------------------------------------
Total consolidated net sales  $1,387.1     $1,492.5     $1,444.5
----------------------------------------------------------------
Earnings from operations:
Earnings from
   reportable segments        $  119.2     $  195.6     $  186.1
Corporate unallocated(1)          (6.5)       (19.0)        (1.1)
-----------------------------------------------------------------
Total consolidated
   earnings from operations   $  112.7     $  176.6     $  185.0
----------------------------------------------------------------
Total assets:
Assets from
   reportable segments        $1,339.8     $1,437.7
Other assets                     310.6        283.9
---------------------------------------------------
Total consolidated assets     $1,650.4     $1,721.6
---------------------------------------------------

(1) Includes net restructuring and other charges (see Note 3).

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

                                  2001         2000         1999
----------------------------------------------------------------
Net sales
   United States              $  736.9     $  798.8     $  816.0
   Other Americas                151.0        163.8        141.3
   Asia/Pacific Rim              170.7        193.4        152.9
   Europe, Mideast, Africa       328.5        336.5        334.3
----------------------------------------------------------------
Total                         $1,387.1     $1,492.5     $1,444.5
----------------------------------------------------------------
U.S. exports included in
   net sales above
   Other Americas             $   50.7     $   47.5     $   44.2
   Asia/Pacific Rim               80.6         95.2         67.0
   Europe, Mideast, Africa        54.0         46.1         42.2
----------------------------------------------------------------
Total                         $  185.3     $  188.8     $  153.4
----------------------------------------------------------------
Earnings from operations(1)
   United States              $   26.3     $   77.3     $   88.9
   Other Americas                 29.6         31.1         26.6
   Asia/Pacific Rim               20.1         25.3         12.7
   Europe, Mideast, Africa        36.7         42.9         56.8
----------------------------------------------------------------
Total                         $  112.7     $  176.6     $  185.0
----------------------------------------------------------------
Identifiable assets
   United States              $  904.4     $  945.8     $  958.8
   Other Americas                128.5        139.6        144.2
   Asia/Pacific Rim               25.6         29.5         30.2
   Europe, Mideast, Africa       210.0        204.1        204.7
----------------------------------------------------------------
Total                         $1,268.5     $1,319.0     $1,337.9
----------------------------------------------------------------
Investment in
   associated companies           92.6         94.8        146.4
   Unallocated assets            289.3        307.8        266.2
----------------------------------------------------------------
   Total assets               $1,650.4     $1,721.6     $1,750.5
----------------------------------------------------------------

(1) Earnings from operations in 2001 includes restructuring charges of $5.4 in the United States. Earnings from operations in 2000 includes net restructuring and other charges of $8.4, $0.3 and $2.8 in the United States, Other Americas and Europe, respectively.

         MAJOR CUSTOMERS: Sales to Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $149.5, or 10.8% of consolidated net sales, in 2001; approximately $153.4, or 10.3% of consolidated net sales, in 2000 and approximately $176.5, or 12.2% of consolidated net sales, in 1999. Sales to Boeing Company and subcontractors are included in the Specialty Materials operating segment.

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

West Paterson, New Jersey
January 22, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Cytec Industries Inc.:

         We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 1 and 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations."


                                    KPMG LLP

Short Hills, New Jersey
January 22, 2002

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)          1Q               2Q           3Q           4Q         Year
-------------------------------------------------------------------------------------------------------------------
2001
Net Sales                                              $376.1          $354.1       $342.1       $314.8   $1,387.1
Gross profit (1)                                         81.9            84.9         85.0         66.5      318.3
Earnings before extraordinary item                       17.2            20.9         21.3          6.8       66.2
Extraordinary item, net of taxes                          -              -             4.9          -          4.9
Net earnings                                             17.2            20.9         26.2          6.8       71.1
Basic net earnings per common share(2)
Earnings before extraordinary item                      $ .43           $ .52        $ .53        $ .17   $   1.65
Extraordinary item                                        -               -            .12         -           .12
Basic net earnings per common share                     $ .43           $ .52        $ .65        $ .17   $   1.77
Diluted net earnings per common share(2)
-------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                      $ .41           $ .50        $ .51        $ .17   $   1.59
-------------------------------------------------------------------------------------------------------------------
Extraordinary item                                        -               -            .12         -           .12
Diluted net earnings per common share                   $ .41           $ .50        $ .63        $ .17   $   1.71

2000
Net Sales                                              $368.8          $389.1       $376.2       $358.4   $1,492.5
Gross profit(1)                                         103.9           108.4        104.1         97.4      413.8
Net earnings                                             32.1            40.7         27.8         77.0      177.6
Basic net earnings per common share(2)                  $ .77           $ .99        $ .68       $ 1.91   $   4.34
Diluted net earnings per common share(2)                $ .74           $ .95        $ .65       $ 1.82   $   4.15
-------------------------------------------------------------------------------------------------------------------

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

Name                     Age         Positions
D. Lilley                55          Mr. Lilley is Chairman of the Board, President and Chief Executive Officer of
                                     the Company. He was elected Chairman in January 1999 and President and Chief
                                     Executive Officer of the Company effective May 11, 1998, having previously served as President and Chief Operating Officer of the Company from January 8,
                                     1997. From 1994 until January 7, 1997, he was a Vice President of American Home
                                     Products Corporation, responsible for its Global Medical Device business.

J. P. Cronin             48          Mr. Cronin is Executive Vice President and Chief Financial Officer of the
                                     Company, having previously served as Vice President and Chief Financial Officer of the Company from its inception in 1993 until he was elected an Executive Vice
                                     President in September 1996.

M. S. Andrekovich        40          Mr. Andrekovich was elected Vice President, Human Resources of the Company in
                                     September 1999. From 1996 until he joined the Company, Mr. Andrekovich was group vice president, human resources for the motor and power generation groups of
                                     Magnetek Corporation.

W. N. Avrin              46          Mr. Avrin was elected Vice President, Corporate and Business Development of the
                                     Company in December 1999, having previously served the same role for one year in a non-officer capacity. From 1997 through 1998, Mr. Avrin was vice president and general manager of Cytec's paper, water treating and mining chemicals business.

W. F. Cleary             55          Mr. Cleary was elected Vice President, Investor Relations of the Company in
                                     July, 1999. Previous to joining the Company, Mr. Cleary was vice president, investor and corporate relations for Ametek Corporation for more than four years.

D. M. Drillock           44          Mr. Drillock is Controller of the Company and has held this position for more than five years.

R. Smith                 43          Mr. Smith was elected Vice President, General Counsel and Secretary of the
                                     Company effective January 1, 2002, having previously served as Assistant General
                                     Counsel since December 1998 and Senior Counsel for more than two years before that.

T. P. Wozniak            48          Mr. Wozniak is Treasurer of the Company and has held this position for more than five years.

         The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Common Stockholders, dated March 28, 2002.

Item 11.     EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," and the "Performance Graph" sections of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Common Stockholders, dated March 28, 2002.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Common Stockholders, dated March 28, 2002.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Common Stockholders, dated March 28, 2002.
                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   List of Financial Statements:

                  Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):

                  Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years ended
                      December 31, 2001, 2000 and 1999
                  Consolidated Statements of Cash Flows for the Years ended
                      December 31, 2001, 2000 and 1999
                  Consolidated Statements of Stockholders' Equity for the Years
                      ended December 31, 2001, 2000 and 1999
                  Notes to Consolidated Financial Statements
                  Management Statement
                  Independent Auditors' Report

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

         (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended December 31, 2001.

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


                                     CYTEC INDUSTRIES INC.
                                     ---------------------
                                     (Registrant)


DATE: March 22, 2002                 By:     /s/ D. Lilley
                                             -----------------------------------
                                             D. Lilley
                                             Chairman, President and Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE: March 22, 2002                 /s/ D. Lilley
                                     -------------------------------------------
                                     D. Lilley
                                     Chairman, President and Chief Executive
                                     Officer


DATE: March 22, 2002                 /s/ J.P. Cronin
                                     -------------------------------------------
                                     J. P. Cronin, Executive Vice President,
                                     Chief Financial and Accounting Officer


     *
     -----------------------------
     J. E. Akitt, Director


     *
     -----------------------------
     F. W. Armstrong, Director


     *
     -----------------------------
     C.A. Davis, Director


     *
     -----------------------------
     L. L. Hoynes, Jr., Director     * By /s/ R. Smith
                                          --------------------------------------
                                            Attorney-in-Fact


     *
     -----------------------------
     W. P. Powell, Director


     *
     -----------------------------
     J. R. Satrum, Director


     *
     -----------------------------
     J. R. Stanley, Director

Date:  March 22, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cytec Industries Inc.:

Under date of January 22, 2002, we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Short Hills, New Jersey
January 22, 2002

                                   SCHEDULE II
                                   -----------

VALUATION ALLOWANCES
(MILLIONS OF DOLLARS)                                        YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                             --------------------------------------------

                                                Addition or (deductions)               Other
                                 Balance        Charged or (credited) to               Additions or          Balance
Description                      12/31/00       Expenses                               (deductions)          12/31/01
Reserves deducted from related assets:

Doubtful accounts                    $8.8               $0.1                                    $(1.1)(1)        $7.8
receivable

Total investments
and advances and
other assets                        $14.0                                                         $1.4(2)       $15.4

Environmental                      $104.7                                                       ($10.8)(3)      $93.9
     accruals

1)   Principally bad debts written off, less recoveries.
2) Payment-in-kind preferred stock dividend received from a company currently in bankruptcy.
3)   Environmental remediation spending.

                                                Addition or (deductions)               Other
                                 Balance        Charged or (credited) to               Additions or             Balance
Description                      12/31/99       Expenses                               (deductions)             12/31/00
Reserves deducted from related assets:

Doubtful accounts                    $9.3             $(0.2)                              $(0.3)(1)                 $8.8
receivable

Total investments
and advances and
other assets                        $17.5             $(1.8)(2)                            $0.6(4)                 $14.0
                                                      $(2.3)(3)
Environmental                      $122.9             ($3.3)(5)                          $(14.9)(6)               $104.7
     accruals

1) Principally bad debts written off, less recoveries.
2) Reversal of provision against unconsolidated equity investments.
3) Liquidation of certain investments held by unconsolidated associated companies, which had been fully reserved.
4) Payment-in-kind preferred stock dividend received from a company currently in bankruptcy.
5) Includes the elimination of a reserve related to the sale of land.
6) Environmental remediation spending.

                                                Addition or (deductions)        Other
                                 Balance        Charged or (credited) to        Additions or          Balance
Description                      12/31/98       Expenses                        (deductions)          12/31/99
Reserves deducted from related assets:

Doubtful accounts                    $9.2              $1.0                           $(0.9)(1)            $9.3
receivable

Total investments
and advances and
other assets                        $19.8             $(4.7)(2)                        $2.4(3)            $17.5

Environmental                      $136.1                                            $(13.2)(4)          $122.9
     accruals

1)  Principally bad debts written off, less recoveries.
2) Liquidation of certain investments held by unconsolidated associated companies which had been fully reserved.
3)  Reclassification of reserve.
4)  Environmental remediation spending.

                                  EXHIBIT INDEX

             EXHIBIT NO.            DESCRIPTION

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

               3.2            By-laws, as amended through January 22, 2002.

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

               4.3 Form of Series C Preferred Stock Certificate (incorporated by reference to exhibit 4.7 to Registrant's registration statement on Form 10).

               4.4(a) Indenture, dated as of March 15, 1998 between the Registrant and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant's current report on Form 8-K, dated March 18, 1998).

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

               10.8(c) Letter amendment, dated as of March 27, 2002 between Cytec Plastics Inc. and Rohacryl Inc., to the CYRO Partnership Agreement.

               10.9(a) Joint Venture Agreement (the "AMEL Joint Venture Agreement") between Cyanamid Melamine Inc., and DCP Melamine North America, Inc., dated April 15, 1986 (incorporated by reference to exhibit 10.18(a) to Registrant's registration statement on Form 10).

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

               10.12(c) Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 22, 2001 (incorporated by reference to exhibit 10.12(c) to Registrant's annual report on Form 10-K for the year ended December 31, 2000).

               10.12(d)(i)    Form of Stock Option Grant Letter (incorporated by
                              reference to exhibit 10.13(d) of Registrant's annual report on Form 10-K for the year ended
                              December 31, 1998).

               10.12(d)(ii)   Form of Stock Option Grant Letter used for grants
                              to officers from January 21, 2002.

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

               10.12(g) Executive Income Continuity Plan, as amended through January 22, 2001 (incorporated by reference to exhibit 10.12(g) to Registrant's annual report on Form 10-K for the year ended December 31, 2000).

               10.12(h) Key Manager Income Continuity Plan, as amended through December 15, 2000 (incorporated by reference to exhibit 10.12(h) to Registrant's annual report on Form 10-K for the year ended December 31, 2000).

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

               10.12(o) Amended and Restated Trust Agreement effective as of December 15, 1994 between the Registrant and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Registrant's annual report on Form 10-K for the year ended December 31, 1999).

               10.12(p) Deferred Compensation Plan (incorporated by reference to exhibit 10.13(q) to Registrant's annual report on Form 10-K for the year ended December 31, 1995).

               10.12(q) Restricted Stock Award Agreement - Mark Andrekovich dated August 30, 1999 (incorporated by reference to exhibit 10.12(r) to Registrant's annual report on Form 10-K for the year ended December 31, 2000).

               10.12(r) Cytec Industries Inc. Estate Enhancement Plan including form of agreement, form of death benefit agreement, and form of election to forego compensation and enrollment form (incorporated by reference to Exhibit 10.13(u) to Registrant's annual report on Form 10-K for the year ended December 31, 1997).

               10.12(s) Letter Agreement, dated October 24, 2001 between the Registrant and E. F. Jackman.

               12             Computation of Ratio of Earnings to Fixed Charges

               21 Subsidiaries of the Company (incorporated by reference to exhibit 21 to Registrant's annual report on Form 10-K for the year ended December 31, 2000).

               23             Consent of KPMG LLP

               24(a-g)        Powers of Attorney of J. E. Akitt, F. W.
                              Armstrong, C.A. Davis, L. L. Hoynes, Jr., W. P. Powell, J. R. Satrum and J. R. Stanley.