Form 10-Q
period 2002-03-31
CYTEC INDUSTRIES INC/DE/
filed 2002-05-03
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,635,519 shares of Common Stock, par value $.01 per share, were outstanding at March 31, 2002.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page

Part I - Financial Information

  Item 1.  Consolidated Financial Statements                                  3

           Consolidated Statements of Income                                  3

           Consolidated Balance Sheets                                        4

           Consolidated Statements of Cash Flows                              5

           Notes to Consolidated Financial Statements                         6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     15

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                                 19

Part II - Other Information                                                  21

  Item 1.  Legal Proceedings                                                 21

  Item 2.  Changes in Securities and Use of Proceeds                         22

  Item 6.  Exhibits and Reports on Form 8-K                                  22

  Exhibit Index                                                              24

                         PART I - FINANCIAL INFORMATION

Item 1.   - Consolidated Financial Statements


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                                   Three Months
                                                                       Ended
                                                                    March 31,
                                                        -----------------------------------
                                                            2002                  2001
                                                        -------------         -------------
Net sales                                             $        318.0        $        376.1

Manufacturing cost of sales                                    248.6                 294.6
Selling and technical services                                  31.7                  28.4
Research and process development                                 8.9                   8.6
Administrative and general                                      13.2                  10.4
Amortization of acquisition intangibles                          0.8                   3.1
                                                        -------------         -------------

Earnings from operations                                        14.8                  31.0

Other expense, net                                               0.4                   0.4

Equity in earnings of associated companies                       1.1                   0.2

Interest expense, net                                            5.0                   4.5
                                                        -------------         -------------

Earnings before income taxes                                    10.5                  26.3

Income tax provision                                             3.5                   9.1
                                                        -------------         -------------

Net earnings                                          $          7.0        $         17.2
                                                        =============         =============

Earnings per common share
        Basic                                                  $0.18                 $0.43
        Diluted                                                $0.17                 $0.41


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                      March 31,               December 31,
                                                                                        2002                      2001
                                                                                  ------------------         ---------------
ASSETS

Current assets
     Cash and cash equivalents                                                  $              90.4        $           83.6
     Accounts receivable, less allowance for doubtful accounts
          of $7.5 and $7.8 in 2002 and 2001, respectively                                     218.3                   211.6
     Inventories                                                                              151.4                   147.3
     Deferred income taxes                                                                     22.6                    22.1
     Other current assets                                                                      50.4                    45.3
                                                                                  ------------------         ---------------
          Total current assets                                                                533.1                   509.9

Investment in associated companies                                                             92.9                    92.6

Plants, equipment and facilities, at cost                                                   1,349.5                 1,344.5
     Less:  accumulated depreciation                                                         (760.7)                 (746.5)
                                                                                  ------------------         ---------------
          Net plant investment                                                                588.8                   598.0

Acquisition intangibles, net of accumulated amortization                                       41.5                    45.5
Goodwill                                                                                      333.6                   330.6
Deferred income taxes                                                                          48.7                    48.4
Other assets                                                                                   22.5                    25.4
                                                                                  ------------------         ---------------

Total assets                                                                    $           1,661.1        $        1,650.4
                                                                                  ==================         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                           $              78.1        $           75.8
     Accrued expenses                                                                         172.6                   157.8
     Income taxes payable                                                                      47.7                    48.4
                                                                                  ------------------         ---------------
          Total current liabilities                                                           298.4                   282.0

Long-term debt                                                                                315.0                   314.7
Other noncurrent liabilities                                                                  407.3                   416.8

Stockholders' equity

     Preferred stock, 20,000,000 shares authorized;
          issued and outstanding 4,000 shares, Series C Cumulative,
          $.01 par value at liquidation value of $25 per share                                  0.1                     0.1
     Common stock, $.01 par value per share, 150,000,000
          shares authorized; issued 48,132,640 shares                                           0.5                     0.5
     Additional paid-in capital                                                               135.9                   136.7
     Retained earnings                                                                        833.2                   826.2
     Unearned compensation                                                                     (5.2)                   (4.0)
     Accumulated other comprehensive loss                                                     (54.8)                  (51.9)
     Treasury stock, at cost, 8,497,121 shares in 2002 and
          8,511,532 shares in 2001                                                           (269.3)                 (270.7)
                                                                                  ------------------         ---------------
          Total stockholders' equity                                                          640.4                   636.9
                                                                                  ------------------         ---------------

Total liabilities and stockholders' equity                                      $           1,661.1        $        1,650.4
                                                                                  ==================         ===============


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             2002           2001
                                                                          -----------   --------------
Cash flows provided by (used for) operating activities
     Net earnings                                                       $        7.0  $          17.2
     Noncash items included in earnings:
       Dividends from associated companies greater
          (less) than earnings                                                  (1.1)             1.5
       Depreciation                                                             20.1             19.1
       Amortization                                                              1.9              2.8
       Deferred income taxes                                                    (0.7)            (2.5)
       Loss on asset write off                                                   7.2               --
       Other                                                                    (0.1)             0.1
     Changes in operating assets and liabilities
       Accounts receivable                                                      (7.3)             2.7
       Inventories                                                              (4.4)            (6.3)
       Accounts payable                                                          2.5            (12.0)
       Accrued expenses                                                          8.1             (6.2)
       Income taxes payable                                                     (0.1)            (9.6)
       Other assets                                                             (2.1)            (1.1)
       Other liabilities                                                        (9.4)            (9.4)
                                                                          -----------   --------------
Net cash flows provided by (used for) operating activities                      21.6             (3.7)
                                                                          -----------   --------------

Cash flows provided by (used for) investing activities
     Additions to plants, equipment and facilities                             (11.6)           (17.0)
     Proceeds received on sale of assets                                          --              1.0
     Acquisition of businesses                                                    --             (9.0)
     Investment in unconsolidated affiliate                                       --             (0.5)
                                                                          -----------   --------------
Net cash flows used for investing activities                                   (11.6)           (25.5)
                                                                          -----------   --------------

Cash flows provided by (used for) financing activities
     Proceeds from the exercise of stock options                                 0.6              5.2
     Purchase of treasury stock                                                 (2.9)           (16.6)
     Change in long-term debt                                                     --              0.3
     Proceeds received on sale of put options                                     --              0.5
                                                                          -----------   --------------
Net cash flows used for financing activities                                    (2.3)           (10.6)
                                                                          -----------   --------------

Effect of exchange rate changes on cash and cash equivalents                    (0.9)            (1.4)
                                                                          -----------   --------------
Increase (decrease) in cash and cash equivalents                                 6.8            (41.2)

Cash and cash equivalents, beginning of period                                  83.6             56.8
                                                                          -----------   --------------
Cash and cash equivalents, end of period                                $       90.4  $          15.6
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

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K.

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of March 31, 2002 and for the three months ended March 31, 2002 and 2001. Such adjustments are of a normal, recurring nature. The Consolidated Statement of Income for the three months ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

(2) Acquisitions and Dispositions

On August 31, 2001, the Company acquired certain assets of the carbon fiber business of BP plc, on March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") and on March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture. For more information on the 2001 transactions, refer to Note 2 to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K, which is incorporated by reference herein.

(3) Restructuring of Operations

In the first quarter of 2002, the Company recorded an aggregate restructuring charge of $16.6, which included the elimination of 144 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 72 personnel and a charge of $5.7 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, New Jersey facility resulting in the elimination of 25 positions and a charge of $1.6 for employee related and decommissioning costs and the discontinuance of a minor unprofitable product line resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.7; selling and technical services, $3.0; research and process development, $1.0 and administrative and general, $0.9. As of March 31, 2002, approximately 53 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2002. As of March 31, 2002, cash payments of $2.7 had been made for these charges and the remaining liability to be paid was $6.7. In addition, during the first quarter of 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries shutdown of its Niagara Falls, Ontario, Canada facility last year.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

In the second quarter of 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $4.6; and selling and technical services, $0.8. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9 and other costs of $0.2. During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $0.5 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.4 and selling and technical services, $0.1. As of March 31, 2002, approximately 61 positions have been eliminated, cash payments of $2.9 had been made for these charges and the remaining liability to be paid was $1.1. In addition, during the second quarter of 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO Industries' restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $1.3 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $0.8. As of March 31, 2002, approximately 104 positions have been eliminated, cash payments of $6.4 had been made for these charges and the remaining liability to be paid was $1.1, which primarily relates to long-term employee severance payouts.

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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three months ended March 31, 2002 and 2001:

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                        Three Months Ended March 31,
                                                              2002                                          2001
                                                              ----                                          ----
                                                           Weighted Avg.      Per                        Weighted Avg.      Per
                                             Income           Shares         Share         Income           Shares         Share
                                          (Numerator)      (Denominator)     Amount     (Numerator)      (Denominator)     Amount
                                          -----------      -------------     ------     -----------      -------------     ------
Basic EPS
Net earnings                                     $7.0         39,703,472      $0.18           $17.2         40,416,369      $0.43

Effect of dilutive securities
Options                                            --            865,018         --              --          1,612,400         --
Performance/Restricted stock                       --             93,042         --              --            111,515         --
Warrants                                           --              2,499         --              --             13,579         --
Diluted EPS
Net earnings divided by the
  Weighted average shares plus
  Effects of dilutive
  Securities                                     $7.0         40,664,031      $0.17           $17.2         42,153,863      $0.41

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations consummated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the criteria that intangible assets must meet to be recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles with indefinite useful lives. Under this approach, goodwill and intangibles with indefinite useful lives are not amortized, but instead are reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 142 became effective for the Company January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, have been amortized through December 31, 2001, in accordance with the appropriate pre-SFAS 141 and 142 accounting literature.

The Company has evaluated its goodwill and intangible assets using the new criteria in SFAS 141, and as a result, certain intangibles that no longer met the criteria for recognition apart from goodwill were reclassified as goodwill effective January 1, 2002 (see Note 12). The Company has also re-evaluated the remaining useful lives and residual values of all intangible assets with determinable useful lives and has made all necessary amortization period adjustments effective January 1, 2002. The change in amortization expense related to the adjustment of remaining useful lives and residual values was immaterial.

Also, the Company has completed the transitional goodwill impairment tests as required under SFAS 142 effective January 1, 2002. In connection with this test, the Company defined its business segments as its SFAS 142 reporting units and has determined that the fair values of those reporting units, to which goodwill has

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

been assigned, exceeded their recorded values and therefore, the Company did not recognize an impairment loss as a result of adopting SFAS 142 effective January 1, 2002.

(6) Inventories

The components of inventories at March 31, 2002 and December 31, 2001 consisted of the following:

                                        March 31,              December 31,
                                            2002                    2001
                                            ----                    ----
Finished goods                            $ 91.6                  $  96.0
Work in process                             22.5                     18.0
Raw materials & supplies                    69.1                     65.1
                                         -------                  -------
                                           183.2                    179.1
Less: reduction in LIFO cost               (31.8)                   (31.8)
                                         -------                  -------
                                         $ 151.4                  $ 147.3
                                         =======                  =======

(7) Equity in Earnings of Associated Companies

Summarized financial information for the Company's equity in earnings of associated companies for the three months ended March 31, 2002 and 2001 is as follows:

                                                 Three Months
                                                    Ended
                                                  March 31,
                                                  ---------
                                            2002               2001
                                            ----               ----
Net sales                                   $67.7             $78.2
Gross profit                                 14.1              12.8
Net income (loss)                             2.2              (0.7)
                                            -----             -----
The Company's equity in earnings
of associated companies                     $ 1.1             $ 0.2
                                            =====             =====

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

As of March 31, 2002 and December 31, 2001, the aggregate environmental related accruals were $93.0 and $93.9, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2002 and 2001 was $1.6 and $2.2, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

(9) Comprehensive Income

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2002 and 2001 was as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     2002            2001
                                                     ----            ----
Net earnings                                        $ 7.0           $17.2
Other comprehensive income (loss):
Unrealized gains on derivative
instruments                                           0.1              --
Foreign currency translation adjustments             (3.0)          (11.0)
                                                    -----           -----
Comprehensive income                                $ 4.1           $ 6.2
                                                    =====           =====

(10) Other Financial Information

Taxes paid for the three months ended March 31, 2002 and 2001 were approximately $3.0 and $22.5, respectively. Included in the first quarter of 2001 were taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business offset by credits for other items. Interest paid for the three months ended March 31, 2002 and 2001 was approximately $6.6 and $6.1, respectively.

At March 31, 2002 and December 31, 2001, the Company's long-term debt consisted of public debt in the amounts of $315.0 and $314.7, respectively.

On April 11, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July, 2002. Revolving loans under the new agreements are available for the general corporate purposes of the

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

Company and its subsidiaries, including without limitations, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities.

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are utilized for stock option plans, benefit plans and other corporate purposes. Through March 31, 2002, the Company had repurchased 1,995,973 shares at a cost of $60.7 under this authorization.

In connection with the Company's stock repurchase program, during the three months ended March 31, 2001 the Company sold 100,000 put options at an exercise price of $31.528 per share and 100,000 put options at an exercise price of $31.347 per share. The put options were sold to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The Company received premiums of approximately $0.5 on the sale of such options. Subsequently, during the third quarter of 2001, 140,000 of the put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time. At March 31, 2002, no put options were outstanding.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(11) Segment Information

Summarized segment information for the Company's four segments for the three months ended March 31, 2002 and 2001 is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                   2002              2001
                                                   ----              ----
Net sales
---------
Water and Industrial Process
Chemicals                                         $  75.6           $  88.0
Performance Products                                108.5             112.4
Specialty Materials                                 103.1             116.0
Building Block Chemicals
  Sales to external customers                        30.8              59.7
  Intersegment sales                                 11.6              14.2
                                                  -------           -------

Net sales from segments                             329.6             390.3

Elimination of intersegment revenue                 (11.6)            (14.2)
                                                  -------           -------
Total consolidated net sales                      $ 318.0           $ 376.1
                                                  =======           =======

                                                          % of                    % of
Earnings (loss) from operations                          Sales                    Sales
-------------------------------                          -----                    -----
Water and Industrial Process
Chemicals                                     $ 5.1        7%        $ 8.2          9%
Performance Products                            6.2        6%          3.9          3%
Specialty Materials                            20.0       19%         28.2         24%
Building Block Chemicals                       (0.7)      -2%         (8.3)       -11%
                                              -----                  -----

Earnings from segments                         30.6        9%         32.0          8%

Corporate and Unallocated (1)                 (15.8)                  (1.0)
                                              -----                  -----
Total consolidated earnings from
operations                                    $14.8        5%        $31.0          8%
                                              =====                  =====

(1) Three months ended March 31, 2002 includes net restructuring charges of $15.2 (see Note 3).

The Company recently announced the reorganization of its Specialty Chemical segments into a flatter organization structure, thereby creating a single organization. The Company is currently evaluating whether it would be appropriate to change its existing segment reporting structure.

(12) Goodwill and Other Intangibles

On January 1, 2002, the Company adopted SFAS 142 and certain transition provisions of SFAS 141 (see Note 5). Application of these standards required that the Company assess its recorded intangibles, and effective January 1, 2002, reclassify to goodwill those intangibles which no longer meet the criteria for recognition apart from goodwill. The Company's acquisition intangibles, net of accumulated amortization, before and after such reclassifications was as follows:

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                Goodwill       Intangibles        Total
                                                --------       -----------        -----
Before reclassifications:
Water and Industrial Process
Chemicals                                        $ 31.3              $ 3.8       $ 35.1
Performance Products                               49.1               26.7         75.8
Specialty Materials                               250.2               15.0        265.2
Building Block Chemicals                             --                 --           --
                                        ---------------- ------------------ ------------
Total                                            $330.6              $45.5       $376.1
                                        ================ ================== ============
                                                Goodwill       Intangibles        Total
                                                --------       -----------        -----
After reclassifications:
Water and Industrial Process
Chemicals                                        $ 31.1              $ 4.0       $ 35.1
Performance Products                               50.1               25.7         75.8
Specialty Materials                               252.6               12.6        265.2
Building Block Chemicals                             --                 --           --
                                        ---------------- ------------------ ------------
Total                                            $333.8              $42.3       $376.1
                                        ================ ================== ============

At March 31, 2002, the gross carrying value of acquisition intangibles was $50.8, less accumulated amortization of $9.3, which consisted of the following major classes:

                                Gross                       Acquisition
                              carrying        Accumulated   intangibles,
                                value        amortization        net
                                -----        ------------        ---
Technology-based                $29.8           $(5.6)          $24.2
Marketing-related                 9.1            (1.6)            7.5
Customer-related                 11.9            (2.1)            9.8
                                -----           -----           -----
Total                           $50.8           $(9.3)          $41.5
                                =====           =====           =====

Amortization of acquisition intangibles for the three months ended March 31, 2002 was $0.8. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the twelve months ended December 31, 2002 and the next four succeeding years is $3.1. At March 31, 2002, there were no acquisition intangibles with indefinite useful lives as defined by SFAS 142.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002 (see Note 5). A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the related income tax impact is as follows:

                                                  Three Months
                                                      Ended
                                                 March 31, 2001
                                                 --------------
                                             Reported   As Adjusted
                                             --------   -----------

Net Sales                                      $376.1        $376.1
Amortization of acquisition intangibles           3.1           0.7
Earnings from operations                         31.0          33.4
Earnings before income taxes                     26.3          28.7
Net earnings                                     17.2          18.8

Earnings per common share
         Basic                                  $0.43         $0.46
         Diluted                                $0.41         $0.44

(13) Derivative Financial Instruments

Beginning February 2002, the Company expanded its natural gas hedging program to include the use of financially settled natural gas swaps. These swaps are utilized to hedge a portion of the Company's exposure to price variability associated with its purchase of natural gas used for utility purposes at various facilities. The contracts are highly effective at achieving offsetting cash flows of the hedged transaction and have been designated as cash flow hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As such, changes in the fair value of the contracts are reported in Accumulated Other Comprehensive Loss ("AOCL"). The gains and losses are reclassified into

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

earnings, as a component of Manufacturing Cost of Sales in the same period the hedged natural gas purchases affect earnings. As of March 31, 2002, $0.1 gain, net of tax has been recorded in AOCL and no amounts have been reflected in the Consolidated Statement of Income due to hedge ineffectiveness arising from differences between the critical terms of the contracts and the hedged natural gas purchases. As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to natural gas purchases with financially settled natural gas swaps is nine months. It is expected that $0.1 gain, net of tax will be reclassified from AOCL into Manufacturing Cost of Sales during the nine months ending December 31, 2002. For more information on the Company's derivative accounting policies, refer to the Financial Instrument section of
Note 1 to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K, which is incorporated by reference herein.

                 (Millions of dollars, except per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

First Quarter of 2002 versus First Quarter of 2001

Net sales for the first quarter of 2002 were $318.0, compared with $376.1 for the first quarter of 2001. All segments reported lower sales due to declining global economic conditions and more specifically, lower commercial aerospace build rates affecting the Specialty Materials segment and the shut down of ammonia operations in the Building Blocks segment.

Net sales in the United States were $170.6 for the first quarter of 2002, compared with $202.2 for the first quarter of 2001. International net sales were $147.4 for the first quarter of 2002, or 46.4% of total net sales, compared with $173.9, or 46.2% of total net sales for the first quarter of 2001.

In the North America region (i.e., United States and Canada), net sales were $184.0 for the first quarter of 2002, down 15.7% from the prior year period. Overall, selling volumes decreased 13.9% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 17.7%, Performance Products decreased 2.3%, Specialty Materials decreased 6.9% and Building Block Chemicals decreased 49.5%. Overall, selling prices decreased 1.6% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 0.7%, Performance Products decreased 0.3%, Specialty Materials decreased 0.8% and Building Block Chemicals decreased 7.6%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.2%.

In the Europe/Mideast/Africa region, net sales were $76.2 for the first quarter of 2002, down 13.0% from the prior year period. Overall, selling volumes decreased 9.5% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 6.4%, Performance Products decreased 4.3%, Specialty Materials decreased 17.0% and Building Block Chemicals decreased 7.9%. Overall, selling prices decreased 1.8% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 1.6%, Performance Products decreased 1.5%, Specialty Materials were flat and Building Block Chemicals decreased 11.5%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 1.7%.

In the Asia/Pacific region, net sales were $38.9 for the first quarter of 2002, down 13.9% from the prior year period. Overall, selling volumes decreased 8.7% in the region. Selling volumes in Water and Industrial Process Chemicals increased 4.6%, Performance Products increased 15.3%, Specialty Materials decreased 28.1% and Building Block Chemicals decreased 31.0%. Overall, selling prices decreased 4.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.8%, Performance Products decreased 5.1%, Specialty Materials were flat and Building Block Chemicals decreased 7.6%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 0.9%.

In the Latin America region, net sales were $18.9 for the first quarter of 2002, down 24.4% from the prior year period. Overall, selling volumes decreased 22.0% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 15.7% and Performance Products decreased 14.5%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 4.7% in the region. Water and Industrial Process Chemicals increased 6.4% and Performance Products increased 4.8%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 7.1%.

Manufacturing cost of sales was $248.6 or 78.2% of net sales in the first quarter of 2002, compared to $294.6, or 78.3% of net sales for the prior year period. Included in manufacturing cost of sales is a $10.8 net restructuring charge for plant closure and expenses associated with discontinuing a product

                 (Millions of dollars, except per share amounts)

line. Excluding this charge manufacturing cost as a percent of sales for the first quarter of 2002 was 74.8%. This decline from the first quarter of 2001 is due to lower raw material and energy costs, particularly natural gas which experienced very high costs in the early part of 2001. Also, the company is benefiting from the restructuring of its Building Blocks facility announced in the second quarter of 2001.

Selling and technical service expenses increased $3.3, research and process development expenses increased $0.3 and administrative and general expenses increased $2.8. Included in these amounts are net restructuring charges of $2.1, $1.0 and $0.9 respectively primarily related to employee reduction costs in the Specialty Chemical and Specialty Materials segments. Selling and technical and administrative and general expenses also increased due to increased accruals for compensation expense. Two factors influenced incentive-based compensation expense. First, long term compensation is performance related and changes in the price of Cytec stock are recorded in earnings based on projected payouts. The Company's stock price at quarter end was 13% higher than year end 2001 levels. Second, annual compensation accruals were reduced in early 2001 as it became apparent that economic conditions would prevent the Company from attaining several of its performance targets for 2001. The first quarter of 2002 reflects accruals assuming the Company will achieve its targets for 2002.

Amortization of acquisition intangibles is $0.8, down $2.3 from the prior year period as goodwill is no longer amortized under Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangibles".

Other income (expense), net was a net expense of $0.4 for the first quarter of 2002, equal to the amount reported in the prior year period.

Equity in earnings of associated companies, which represents the Company's before-tax share of its associates' earnings, was $1.1 for the first quarter of 2002, an increase of $0.9 from the prior year period. Included in results for the first quarter of 2002 is an additional restructuring charge of $0.4 related to CYRO Industries shutdown of its Niagara Falls, Ontario, Canada facility last year. Overall earnings improved due to lower raw material costs and cost reduction efforts.

Interest expense, net was $5.0 for the first quarter of 2002, an increase of $0.5 from the prior year period. Included in the first quarter of 2001 was $0.5 of income resulting from the termination of an interest rate swap agreement.

The income tax provision was $3.5 for the first quarter of 2002, which reflects an underlying effective tax rate of 33.5% down from the 34.5% for the first quarter of 2001.

Net earnings for the first quarter of 2002 were $7.0, or $0.17 per diluted share, compared to $17.2 or $0.41 per diluted share for the prior year period. Included in the first quarter of 2002 is an after-tax net restructuring charge of 10.1 or $0.25 per diluted share. Excluding this item, net earnings for the first quarter of 2002 were $17.1, or $0.42 per diluted share. Included in 2001 net earnings is amortization of goodwill no longer required under SFAS 142 in 2002. Excluding this amount, earnings per diluted share in 2001 would have been $0.44.

Segment Results

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $75.6. Selling volumes decreased 12.1%. The adverse effects of exchange rate changes reduced sales 2.5%, while selling prices increased 0.5%.

                 (Millions of dollars, except per share amounts)

The reduced selling volumes were the result of low wastewater treatment sales to the paper and oil field markets, low demand from copper and alumina plus temporary low demand in our Phosphines product line due to high customer inventory levels. The reduction in selling volumes more than offset the lower raw material costs and improved manufacturing operations. As a result, earnings from operations for the first quarter of 2002 were $5.1 or 6.7% of net sales, compared to $8.2 or 9.3% of net sales for the same period last year.

Performance Products:

Performance Products net sales were $108.5, a decrease of 3.4% from the previous year period. The slowing global economies resulted in reduced demand from the automotive, plastics and general industrial markets served by this segment. In addition, lower selling prices in our Polymer Additives product line also reduced sales in the quarter. Overall, selling volumes decreased 1.3%. The adverse effects of exchange rate changes decreased sales 1.3%, while selling prices decreased 0.9%. Sales in the quarter were positively affected by what the Company believes to be inventory restocking by certain customers earlier in the quarter. The trend of lower selling prices in the polymer additives business is expected to continue into the second half of 2002.

Earnings from operations improved to $6.2 or 5.7% of net sales, compared to $3.9 or 3.5% of net sales for the prior year period. The improvement in operating earnings is the result of lower raw material and energy costs plus reduced operating costs.

Specialty Materials:

Specialty Materials net sales were $103.1, a decrease of 11.1% from the previous year period. Selling volumes decreased 13.7% excluding the 3.3% improvement from acquisitions. The adverse effects of exchange rate changes were negligible, while selling prices were down 0.6%. The quarter-over-quarter decrease in selling volumes was due to reduced demand from large commercial, business and regional aircraft customers.

Earnings from operations for the first quarter of 2002 were $20.0 or 19.4% of sales, compared to $28.2 or 24.3% of sales for the prior year period. The reduction in earnings from operations was primarily due to reduced demand as noted above offset somewhat by cost reduction efforts. The Company has restructured its operations to better align costs with demand, the bulk of the actions completed in the first quarter.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $30.8, a decrease of 48.4% from the previous year period. For the segment overall, selling prices decreased 7.9% and selling volumes decreased 40.1%, while the adverse effect of exchange rate changes reduced sales 0.4%. The decrease in selling prices was primarily due to lower acrylonitrile and acrylamide selling prices. The segment was adversely impacted by low demand for acylonitrile. As a result, the acrylonitrile plant was run at approximately 70% of capacity for much of the quarter. In addition, sales volumes were impacted by the shutdown of the ammonia facility in the second quarter of last year.

The operating loss improved to $0.7 from last years operating loss of $8.3. This is due to lower energy costs, principally natural gas, and reduced manufacturing costs as a result of the restructuring of the Building Block Chemical manufacturing operations announced in the second quarter of 2001.

Liquidity and Financial Condition

At March 31, 2002, the Company's cash balance was $90.4, an increase of $6.8 from year-end 2001.

                 (Millions of dollars, except per share amounts)

Net cash flows provided by operating activities were $21.6 for the three months ended March 31, 2002, compared with net cash flows used by operating activities of $3.7 for the three months ended March 31, 2001.

Receivables and inventory balances increased during the quarter, in line with the higher activity from the fourth quarter levels of 2001. Days outstanding for receivables and days supply for inventories have essentially remained unchanged.

Accounts payable and accrued expenses increased during the first quarter of 2002, in large part, due to accruals for the recently announced restructuring initiatives and incentive compensation payments.

Net cash flows used for investing activities totaled $11.6 for the three months ended March 31, 2002, compared with $25.5 for the three months ended March 31, 2001. Included in 2001 was funding of $9.0 to acquire 3M's composite materials business and the remaining 50% interest in the assets of the ammonia manufacturing joint venture. Capital additions for the three months ended March 31, 2002 were $11.6. For the full year 2002, the Company expects capital spending to be in the range of $75.0 to $80.0 as expenditures for the Specialty Chemical research laboratory renovations ramp up.

The Company believes that, based on its expected operating results for 2002, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2002. For further discussion on risks, see Quantitative and Qualitative Disclosures about Market Risk, Significant Accounting Estimates and Comments on Forward-Looking Statements below.

Net cash flows used for financing activities totaled $2.3 for the three months ended March 31, 2002, compared with net cash flows used for financing activities of $10.6 for the three months ended March 31, 2001. In connection with the stock repurchase program discussed below, during the three months ended March 31, 2002, the Company purchased 123,182 shares of treasury stock at a cost of $2.9. During the three months ended March 31, 2001 the Company purchased 499,900 shares of treasury stock at a cost of $16.6.

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are utilized for stock option plans, benefit plans and other corporate purposes. Through March 31, 2002, the Company had repurchased 1,995,973 shares at a cost of $60.7 under this authorization.

In connection with the Company's stock repurchase program, during the three months ended March 31, 2001 the Company sold 100,000 put options at an exercise price of $31.528 per share and 100,000 put options at an exercise price of $31.347 per share. The put options were sold to an institutional investor in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. The Company received premiums of approximately $0.5 on the sale of such options. Subsequently, during the third quarter of 2001, 140,000 of the put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time. At March 31, 2002, no put options were outstanding.

OTHER

2002 Outlook:

The Company's second quarter expectation is to earn $0.40 to $0.45 per diluted share and expectations for the full year of 2002 remain between $1.50 and $1.70 per diluted share, excluding the Company's share of the restructuring charges recognized in the first quarter 2002 results. There is still uncertainty over the timing of a global economic recovery and the potential for increases in raw material costs and therefore, the Company believes continuing with its existing guidance as provided to be appropriate. The Company remains aggressively

                 (Millions of dollars, except per share amounts)

focused on its growth strategies, while continuing to identify operational improvement opportunities.

Significant Accounting Estimates:

See "Significant Accounting Estimates" under Item 7 of the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at year-end, refer to Item 7a of the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein. During 2002, the Company executed various foreign exchange and natural gas derivative instrument transactions that do not materially alter the market risk assessment performed as of December 31, 2001.

On April 11, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July, 2002. Revolving loans under the new agreements are available for the general corporate purposes

                 (Millions of dollars, except per share amounts)

of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities.

Part II - Other Information

Item 1. Legal Proceedings

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

American Cyanamid Company ("Cyanamid") is one of several alleged processors of lead, lead pigments and/or lead-based paints named as defendants in 33 cases pending in state and federal courts in the states of California, Illinois, Maryland, Mississippi, Missouri, New Jersey, New York, Ohio, Rhode Island, and Wisconsin. The Company has an agreement to indemnify Cyanamid in connection with such suits and, accordingly, for purposes of this paragraph only, the Company means Cytec and Cyanamid, collectively. The suits have been brought by governmental entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including for the cost of monitoring, detecting and removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; and plaintiffs' attorneys' fees. The Company is sued primarily as the alleged successor to MacGregor Lead Company from which Cyanamid purchased certain assets in 1971. MacGregor Lead manufactured and sold white lead pigments, the predominant lead pigment used in paints. The Company denies it is a successor to MacGregor Lead Company. The Company has won summary judgment motions in three cases, two in Maryland and one in Wisconsin, requiring dismissal of the claims against the Company, which cases were based on the theory that the Company was a successor to MacGregor Lead Company. In many of the cases there are also allegations that the Company is liable in its own right. Cytec has no information that lead pigments made by Cyanamid were sold by Cyanamid for any use at issue in these cases.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in two civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company, the other companies, and certain defense contractors have also been named as defendants in a qui tam proceeding brought by four individuals on behalf of the United States government seeking to recover for the submission by the defendants of alleged false or fraudulent claims for payment to the US government arising from alleged fraudulently fixed carbon fiber and prepreg prices. The Company denies that it conspired to fix prices.

In connection with its acquisition of BP's carbon fibers business, the Company was indemnified by BP from any liabilities BP's carbon fibers business may have in these proceedings. The indemnity does not cover any liability the Company may have in its own right and not as a successor to BP's carbon fibers business.

See also the first four paragraphs of "Environmental Matters" under Item 1 of the Company's 2001 Annual Report on Form 10-K, which is incorporated by reference herein, and Note 8 of the Notes to the Consolidated Financial Statements (unaudited) on Part I, item (1).

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

     (b). Reports on Form 8-K

The Company has not filed a current report on Form 8-K during the first quarter of 2002.

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


                                    CYTEC INDUSTRIES INC.


                                 By:/S/James P. Cronin
                                 ---------------------
                                    James P. Cronin
                                    Executive Vice President and Chief Financial
                                    Officer


May 3, 2002

Exhibit Index

10.06 Three Year Credit Agreement dated as of April 11, 2002 among the Company, the initial lenders named therein Wachovia Bank, National Association as Syndication Agent, ABN Amro Bank N.V. as Documentation Agent, Citibank, N.A. as Administrative Agent and Soloman Smith Barney Inc. as Lead Arranger and Book Manager

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001

99        Material Incorporated by reference from the 2001 Annual Report on Form
          10-K