Form 10-K/A
period 2001-12-31
CYTEC INDUSTRIES INC/DE/
filed 2002-07-29
CIK 912513

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No.1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                                EXPLANATORY NOTE

     Cytec Industries Inc. is filing this amendment to Item 8 of its Annual Report on Form 10-K, for the fiscal year ended December 31, 2001, to correct the "pro forma" disclosure contained in Note 14 of the Consolidated Financial Statements. The Note sets forth the Company's net earnings and earnings per share presented both "as reported" and "pro forma," as if compensation costs had been determined consistent with the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company is correcting the "pro forma' disclosure as originally presented for a computational error primarily involving the amortization of stock option expense. No other changes to the Consolidated Financial Statements are being made by means of this filing.

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
----------------------------------------------------------------

         The accrued postretirement benefit cost recognized in the Company's Consolidated Balance Sheets at December 31, 2001 and 2000, includes $20.0 in accrued expenses and $257.9 and $271.8, respectively, in other noncurrent liabilities.

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


                                   2001         2000         1999
-----------------------------------------------------------------
Net earnings :
   As reported                    $71.1       $177.6       $121.3
   Pro forma                       62.2        171.2        111.5
Basic earnings per share:
   As reported                    $1.77       $ 4.34       $ 2.83
   Pro forma                       1.55         4.18         2.60
Diluted earnings per share:
   As reported                    $1.71       $ 4.15       $ 2.73
   Pro forma                       1.50         4.02         2.53
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


                                     CYTEC INDUSTRIES INC.
                                     ---------------------
                                     (Registrant)


DATE: July 29, 2002                  /s/ J.P. Cronin
                                     -------------------------------------------
                                     J. P. Cronin, Executive Vice President,
                                     Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

             EXHIBIT NO.            DESCRIPTION

                23            Consent of KPMG LLP