Form 10-Q
period 2002-06-30
CYTEC INDUSTRIES INC/DE/
filed 2002-08-09
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------             OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,410,250 shares of Common Stock, par value $.01 per share, were outstanding at June 30, 2002.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page

Part I -  Financial Information

     Item 1.      Consolidated Financial Statements                          3

                  Consolidated Statements of Income                          3

                  Consolidated Balance Sheets                                4

                  Consolidated Statements of Cash Flows                      5

                  Notes to Consolidated Financial Statements                 6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             15

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk                                         24

Part II - Other Information                                                 25

     Item 1.      Legal Proceedings                                         25

     Item 2.      Changes in Securities and Use of Proceeds                 26

     Item 4.      Submission of Matters to a Vote of Security Holders       26

     Item 6.      Exhibits and Reports on Form 8-K                          26

  Exhibit Index                                                             28

                         PART I - FINANCIAL INFORMATION

Item 1.   - CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)


                                                                        Three Months                         Six Months
                                                                            Ended                               Ended
                                                                          June 30,                            June 30,
                                                                -----------------------------        ---------------------------
                                                                   2002              2001               2002            2001
                                                                ----------        -----------        ----------      -----------

Net sales                                                       $   350.9         $    354.1         $   668.9       $    730.2

Manufacturing cost of sales                                         264.4              269.5             512.8            564.1
Selling and technical services                                       30.0               28.7              61.8             57.1
Research and process development                                      8.3                8.5              17.1             17.1
Administrative and general                                           13.3               11.0              26.6             21.4
Amortization of acquisition intangibles                               0.8                3.2               1.6              6.3
                                                                ----------        -----------        ----------      -----------

Earnings from operations                                             34.1               33.2              49.0             64.2

Other income, net                                                     0.8                6.7               0.4              6.4

Equity in earnings (losses) of associated companies                   2.1               (2.8)              3.3             (2.6)

Interest expense, net                                                 4.9                5.2              10.0              9.8
                                                                ----------        -----------        ----------      -----------

Earnings before income taxes                                         32.1               31.9              42.7             58.2

Income tax provision                                                 10.7               11.0              14.3             20.1
                                                                ----------        -----------        ----------      -----------

Net earnings                                                    $    21.4         $     20.9         $    28.4       $     38.1
                                                                ==========        ===========        ==========      ===========

Earnings per common share
        Basic                                                       $0.54              $0.52             $0.72            $0.94
        Diluted                                                     $0.52              $0.50             $0.70            $0.91

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                     June 30,          December 31,
                                                                                       2002                 2001
                                                                                 --------------        ------------
ASSETS

Current assets
     Cash and cash equivalents                                                   $       116.9          $     83.6
     Accounts receivable, less allowance for doubtful accounts
          of $8.1 and $7.8 in 2002 and 2001, respectively                                242.9               211.6
     Inventories                                                                         148.7               147.3
     Deferred income taxes                                                                25.6                22.1
     Other current assets                                                                 52.3                45.3
                                                                                 --------------         -----------
          Total current assets                                                           586.4               509.9

Investment in associated companies                                                        95.2                92.6

Plants, equipment and facilities, at cost                                              1,355.5             1,344.5
     Less:  accumulated depreciation                                                    (774.9)             (746.5)
                                                                                 --------------         -----------
          Net plant investment                                                           580.6               598.0


Acquisition intangibles, net of accumulated amortization                                  41.0                45.5
Goodwill                                                                                 333.6               330.6
Deferred income taxes                                                                     46.3                48.4
Other assets                                                                              24.1                25.4
                                                                                 --------------         -----------

Total assets                                                                     $     1,707.2          $   1,650.4
                                                                                 ==============         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                            $        80.1          $     75.8
     Accrued expenses                                                                    179.5               157.8
     Income taxes payable                                                                 52.8                48.4
                                                                                 --------------         -----------
          Total current liabilities                                                      312.4               282.0

Long-term debt                                                                           315.3               314.7
Other noncurrent liabilities                                                   .         405.7               416.8

Stockholders' equity

     Preferred stock, 20,000,000 shares authorized;
          issued and outstanding 4,000 shares, Series C Cumulative,
          $.01 par value at liquidation value of $25 per share                             0.1                 0.1
     Common stock, $.01 par value per share, 150,000,000
          shares authorized; issued 48,132,640 shares                                      0.5                 0.5
     Additional paid-in capital                                                          135.0               136.7
     Retained earnings                                                                   854.5               826.2
     Unearned compensation                                                                (4.9)               (4.0)
     Accumulated other comprehensive loss                                                (34.9)              (51.9)
     Treasury stock, at cost, 8,722,390 shares in 2002 and
          8,511,532 shares in 2001                                                      (276.5)             (270.7)
                                                                                 --------------         -----------
          Total stockholders' equity                                                     673.8               636.9
                                                                                 --------------         -----------

Total liabilities and stockholders' equity                                       $     1,707.2          $  1,650.4
                                                                                 ==============         ===========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)


                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                            2002           2001
                                                                                         -----------   --------------
Cash flows provided by (used for) operating activities
     Net earnings                                                                        $      28.4   $         38.1
     Adjustments to reconcile net earnings to net cash flows
     provided by operating activities
       Dividends from associated companies, greater (less)
          than equity in earnings                                                               (2.7)             5.0
       Depreciation                                                                             40.0             38.7
       Amortization                                                                              2.9              5.4
       Deferred income taxes                                                                    (1.6)             0.5
       Loss on asset write-off                                                                   7.2                -
       Gain on sale of assets                                                                   (1.0)            (1.9)
       Other                                                                                       -             (4.9)
     Changes in operating assets and liabilities
       Accounts receivable                                                                     (25.5)            20.1
       Inventories                                                                               2.8             10.6
       Accounts payable                                                                          2.4            (20.7)
       Accrued expenses                                                                         26.6            (14.9)
       Income taxes payable                                                                      5.6             (9.5)
       Other assets                                                                             (3.9)            (8.5)
       Other liabilities                                                                       (18.2)           (14.5)

                                                                                          -----------   --------------
Net cash flows provided by operating activities                                                 63.0             43.5
                                                                                          -----------   --------------

Cash flows provided by (used for) investing activities
     Additions to plants, equipment and facilities                                             (22.6)           (32.7)
     Proceeds received on sale of assets                                                         1.0              2.8
     Acquisition of businesses                                                                     -             (9.8)
     Investment in unconsolidated affiliate                                                        -             (0.5)

                                                                                          -----------   --------------
Net cash flows used for investing activities                                                   (21.6)           (40.2)
                                                                                          -----------   --------------

Cash flows provided by (used for) financing activities
     Proceeds from the exercise of stock options and warrants                                    1.9              7.5
     Purchase of treasury stock                                                                (13.1)           (29.0)
     Change in long-term debt                                                                      -              0.5
     Proceeds received on sale of put options                                                    0.2              0.5

                                                                                          -----------   --------------
Net cash flows used for financing activities                                                   (11.0)           (20.5)
                                                                                          -----------   --------------

Effect of exchange rate changes on cash and cash equivalents                                     2.9             (2.0)

                                                                                          -----------   --------------
Increase (decrease) in cash and cash equivalents                                                33.3            (19.2)

Cash and cash equivalents, beginning of period                                                  83.6             56.8

                                                                                          -----------   --------------
Cash and cash equivalents, end of period                                                  $    116.9    $        37.6
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

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K/A.

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

(2) Acquisitions and Dispositions

On August 31, 2001, the Company acquired certain assets of the carbon fiber business of BP plc, on March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") and on March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture. For more information on the 2001 transactions, refer to Note 2 to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K/A, which is incorporated by reference herein.

(3) Restructuring of Operations

In the first quarter of 2002, the Company recorded an aggregate restructuring charge of $16.6, which included the elimination of 144 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 72 personnel and a charge of $5.7 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, New Jersey facility resulting in the elimination of 25 positions and a charge of $1.6 for employee related and decommissioning costs and the discontinuance of a minor unprofitable product line resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.7; selling and technical services, $3.0; research and process development, $1.0 and administrative and general, $0.9. As of June 30, 2002, approximately 66 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of 2002. As of June 30, 2002, cash payments of $3.6 had been made for these charges and the remaining liability to be paid was $5.8. In addition, during the first quarter of 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility last year.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

In the second quarter of 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $4.6; and selling and technical services, $0.8. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9 and other costs of $0.2. During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $0.5 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.4 and selling and technical services, $0.1. As of June 30, 2002, approximately 60 positions have been eliminated. The majority of personnel reductions have been completed and the remainder are expected to be completed by the end of 2002. As of June 30, 2002, cash payments of $3.1 had been made for these charges and the remaining liability to be paid was $0.9. In addition, during the second quarter of 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO Industries' restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. During the first half of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $1.5 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $1.0. As of June 30, 2002, the personnel reductions have been completed. Cash payments of $6.7 had been made for these charges through June 30, 2002 and the remaining liability to be paid was $0.6, which primarily relates to long-term employee severance payouts.

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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended June 30, 2002 and 2001:

                                                                        Three Months Ended June 30,
                                                            2002                                         2001
                                                            ----                                         ----
                                                        Weighted Avg.    Per                          Weighted Avg.      Per
                                            Income         Shares       Share             Income         Shares         Share
                                          (Numerator)   (Denominator)   Amount          (Numerator)   (Denominator)     Amount
                                          -----------   -------------   ------          -----------   -------------     ------
Basic EPS
Net earnings                                   $21.4      39,623,876     $0.54             $20.9       40,413,966        $0.52
Effect of dilutive securities Options             --       1,159,641        --                --        1,389,085           --
Performance/Restricted stock                      --         103,214        --                --           96,742           --
Warrants                                          --              --        --                --            3,335           --
Diluted EPS
Net earnings divided by the
  weighted average shares plus
  effects of dilutive
  securities                                   $21.4      40,886,731     $0.52             $20.9       41,903,128        $0.50

                                                                        Six Months Ended June 30,
                                                            2002                                         2001
                                                            ----                                         ----
                                                        Weighted Avg.    Per                          Weighted Avg.      Per
                                            Income         Shares       Share             Income         Shares         Share
                                          (Numerator)   (Denominator)   Amount          (Numerator)   (Denominator)     Amount
                                          -----------   -------------   ------          -----------   -------------     ------
Basic EPS
Net earnings                                   $28.4      39,663,454     $0.72             $38.1       40,415,161        $0.94
Effect of dilutive securities Options             --       1,012,330        --                --        1,500,743           --
Performance/Restricted stock                      --          98,128        --                --          104,129           --
Warrants                                          --           1,250        --                --            8,457           --
Diluted EPS
Net earnings divided by the
  weighted average shares plus
  effects of dilutive
  securities                                   $28.4      40,775,162     $0.70             $38.1       42,028,490        $0.91

(5) Recently Issued Statement of Financial Accounting Standards

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

In August 2001, the FASB issued SFAS No. 143, Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of an asset. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is in the process of identifying its legal obligations for asset retirements and reviewing the potential impact of SFAS 143 on its consolidated results of operation and financial position.

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

The Company has completed the transitional goodwill impairment tests as required under SFAS 142 effective January 1, 2002. In connection with this test, the Company defined its business segments as its SFAS 142 reporting units and has determined that the fair values of those reporting units, to which goodwill has been assigned, exceeded their recorded values and therefore, the Company did not recognize an impairment loss as a result of adopting SFAS 142 effective January 1, 2002.

(6) Inventories

The components of inventories at June 30, 2002 and December 31, 2001 consisted of the following:

                                       June 30,     December 31,
                                         2002           2001
                                         ----           ----
Finished goods                          $ 88.7         $ 96.0
Work in process                           20.9           18.0
Raw materials & supplies                  70.9           65.1
                                        ------         ------
                                         180.5          179.1
Less reduction in LIFO cost              (31.8)         (31.8)
                                        ------         ------
                                        $148.7         $147.3
                                        ======         ======

(7) Equity in Earnings of Associated Companies

Summarized financial information for the Company's equity in earnings of associated companies for the three and six months ended June 30, 2002 and 2001 was as follows:

                                                      Three Months           Six Months
                                                          Ended                Ended
                                                         June 30,             June 30,
                                                         --------             --------
                                                       2002      2001      2002       2001
                                                       ----      ----      ----       ----
Net Sales                                             $78.4     $80.8     $146.1     $159.0
Gross profit                                           15.5      11.5       29.6       24.3
Net earnings (loss)                                     3.9      (6.2)       6.1       (6.9)
                                                      -----     -----     ------     ------
The Company's equity in earnings  (losses) of
associated companies                                  $ 2.1     $(2.8)    $  3.3     $ (2.6)
                                                      =====     =====     ======     ======

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

As of June 30, 2002 and December 31, 2001, the aggregate environmental related accruals were $89.7 and $93.9, respectively, of which $20.0 was included in accrued expenses as of both dates, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 2002 and 2001 was $6.2 and $4.6, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

(9) Comprehensive Income

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2002 and 2001 was as follows:

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                      Three Months           Six Months
                                                          Ended                Ended
                                                         June 30,             June 30,
                                                         --------             --------
                                                       2002      2001      2002       2001
                                                       ----      ----      ----       ----
Net earnings                                          $21.4     $20.9     $ 28.4     $ 38.1
Other comprehensive income (loss):
  Unrealized gains on derivative
  instruments                                            --        --        0.1         --
  Foreign currency translation adjustments             19.9      (1.8)      16.9      (12.8)
                                                      -----     -----     ------     ------
Comprehensive income                                  $41.3     $19.1     $ 45.4     $ 25.3
                                                      =====     =====     ======     ======

(10) Other Financial Information

Taxes paid for the six months ended June 30, 2002 and 2001 were approximately $7.0 and $29.4, respectively. Included in the six months ended June 30, 2001 were taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business, which occurred in the fourth quarter of 2000. Interest paid for the six months ended June 30, 2002 and 2001 was approximately $10.7 and $10.7, respectively.

At June 30, 2002 and December 31, 2001, the Company's long-term debt consisted of public debt in the amounts of $315.3 and $314.7, respectively. The Company has the intent and ability to refinance on a long-term basis the $100.0 principal amount of 6.50% Notes due March 15, 2003.

On April 11, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitations, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities.

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are utilized for stock option plans, benefit plans and other corporate purposes. Through June 30, 2002, the Company had repurchased 2,318,473 shares at a cost of $70.9 under this authorization.

In connection with the Company's stock repurchase program, the Company may sell put options to institutional investors in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. During the three months ended June 30, 2002 the Company sold 100,000 put options that expire in September 2002 at an exercise price of $29.505 per share. The Company received premiums of approximately $0.2 on the sale of such options. Last year, during the three months ended March 31, 2001 the Company sold 100,000 put options at an exercise price of $31.528 per share and 100,000 put options at an exercise price of $31.347 per share. The Company received premiums of approximately $0.5 on the sale of such options. Subsequently, during the third quarter of 2001, 140,000 of those put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time.

(11) Segment Information

Summarized segment information for the Company's four segments for the three and six months ended June 30, 2002 and 2001 is as follows:

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                    Three Months Ended     Six Months Ended
                                                          June 30,             June 30,
                                                          --------             --------
                                                       2002       2001     2002        2001
                                                       ----       ----     ----        ----
Net sales
Water and Industrial Process Chemicals                $ 83.6    $ 85.1    $159.2     $173.2
Performance Products                                   117.7     115.3     226.2      227.7
Specialty Materials                                    103.4     117.2     206.5      233.2
Building Block Chemicals
  Sales to external customers                           46.2      36.5      77.0       96.1
  Intersegment sales                                    14.1      13.0      25.7       26.8
                                                      ------    ------    ------     ------

Net sales from segments                                365.0     367.1     694.6      757.0
Elimination of intersegment revenue                    (14.1)    (13.0)    (25.7)     (26.8)
                                                      ------    ------    ------     ------
Total consolidated net sales                          $350.9    $354.1    $668.9     $730.2
                                                      ======    ======    ======     ======

                                                                   % of               % of               %of              %of
Earnings from operations                                           Sales              Sales              Sales            Sales
------------------------                                           -----              -----              -----            -----
Water and Industrial Process Chemicals                   $ 4.9       6%      $ 6.7       8%      $10.0      6%    $14.9      9%
Performance Products                                      13.2      11%        6.3       5%       19.4      9%     10.2      4%
Specialty Materials                                       17.9      17%       30.2      26%       37.9     18%     58.3     25%
Building Block Chemicals                                  (0.9)     -2%       (2.9)     -6%       (1.6)    -2%    (11.2)    -9%
                                                         -----               -----               -----              -----
Earnings from segments                                    35.1      10%       40.3      11%       65.7     10%     72.2     10%

Corporate and Unallocated(1)                              (1.0)               (7.1)              (16.7)            (8.0)
                                                         -----               -----               -----            -----
Total consolidated earnings from operations              $34.1      10%      $33.2       9%      $49.0      7%    $64.2      9%
                                                         =====               =====               =====            =====

     (1) Six months ended June 30, 2002 includes net restructuring charges of $14.6 and three and six months ended June 30, 2001 includes restructuring charges of $5.4 (see Note 3 and further discussions contained in Management's Discussion and Analysis of Financial
          Condition and Results of Operations).

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                    Goodwill         Intangibles       Total
                                                                    --------         -----------       -----
Before reclassifications:
Water and Industrial Process Chemicals
Process Chemicals                                                    $ 31.3             $ 3.8          $ 35.1
Performance Products                                                   49.1              26.7            75.8
Specialty Materials                                                   250.2              15.0           265.2
Building Block Chemicals                                                 --                --              --
                                                                     ------             -----          ------
Total                                                                $330.6             $45.5          $376.1
                                                                     ======             =====          ======

                                                                    Goodwill         Intangibles       Total
                                                                    --------         -----------       ------
After reclassifications:
Water and Industrial Process Chemicals
Process Chemicals                                                    $ 31.1             $ 4.0          $ 35.1
Performance Products                                                   50.1              25.7            75.8
Specialty Materials                                                   252.6              12.6           265.2
Building Block Chemicals                                                 --                --              --
                                                                     ------             -----          ------
Total                                                                $333.8             $42.3          $376.1
                                                                     ======             =====          ======

At June 30, 2002, the gross carrying value of acquisition intangibles was $51.1, less accumulated amortization of $10.1, which consisted of the following major classes:

                                                                     Gross                           Acquisition
                                                                    carrying         Accumulated     intangibles,
                                                                      value         amortization         net
                                                                      -----         ------------         ---
Technology-based                                                     $ 29.9             $(6.0)         $ 23.9
Marketing-related                                                       9.3              (1.8)            7.5
Customer-related                                                       11.9              (2.3)            9.6
                                                                     ------             -----          ------
Total                                                                $ 51.1             $(10.1)        $ 41.0
                                                                     ======             =====          ======

Amortization of acquisition intangibles for the three and six months ended June 30, 2002 was $0.8 and $1.6, respectively. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the twelve months ended December 31, 2002 and for each of the next four succeeding years is $3.1. At June 30, 2002, there were no acquisition intangibles with indefinite useful lives as defined by SFAS 142.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002 (see Note 5). A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the related income tax impact is as follows:

                                                        Three Months        Six Months
                                                           Ended               Ended
                                                       June 30, 2001       June 30, 2001
                                                       -------------       -------------
                                                                  As                   As
                                                     Reported  Adjusted  Reported   Adjusted
                                                     --------  --------  --------   --------
Net Sales                                             $354.1    $354.1    $730.2     $730.2
Amortization of acquisition intangibles                 3.2       0.8        6.3        1.5
Earnings from operations                               33.2      35.6       64.2       69.0
Earnings before income taxes                           31.9      34.3       58.2       63.0
Net earnings                                           20.9      22.5       38.1       41.3

Earnings per common share
Basic                                                 $0.52     $0.56     $ 0.94     $ 1.02
Diluted                                               $0.50     $0.54     $ 0.91     $ 0.98

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(13) Commodity and Derivative Financial Instruments

The Company uses natural gas forward contracts, which are physically settled, to hedge the utility requirements at the Fortier manufacturing facility. Because the Company takes physical delivery of the commodity, realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. As of June 30, 2002, 85% of the Fortier facility's 2002 forecasted natural gas utility requirements have been hedged. At June 30, 2002, the Company had natural gas forward contracts with a notional value of $11.4 outstanding and July 2002 through February 2003 delivery dates.

Beginning February 2002, the Company expanded its hedging program to include the use of natural gas swaps to hedge utility requirements at certain of its other facilities. These swaps, which are financially settled, are highly effective at achieving offsetting cash flows of the underlying natural gas purchases and have been designated as cash flow hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The swaps are reported on the Consolidated Balance Sheet at fair value, with offsetting amounts included in Accumulated Other Comprehensive Loss ("AOCL") on an after-tax basis. Gains and losses are reclassified into earnings, as a component of Manufacturing Cost of Sales in the period the hedged natural gas purchases affect earnings. As of June 30, 2002, the fair value of these swaps was $0.2, which will be reclassified into Manufacturing Cost of Sales during the six months ending December 31, 2002 as these swaps are settled. For more information on the Company's derivative accounting policies, refer to the Financial Instrument section of Note 1 to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K/A, which is incorporated by reference herein.

(14) Subsequent Events

In July 2002, the Company was notified by a Joint Committee of the IRS that its claim for a refund related to prior years' research and development tax credits was approved. As a result, the Company expects to record in the third quarter of 2002 a reduction of $6.0 million ($0.15 per diluted share) in income tax expense offset by a charge of $1.7 million ($1.1 million after-tax or $0.03 per diluted share) in administrative and general expenses for external costs associated with such tax planning. The net benefit will be approximately $0.12 per diluted share. The Company expects to receive the $6.0 million refund before December 31, 2002.

            (Millions of dollars, except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter of 2002 versus Second Quarter of 2001

Net sales for the second quarter of 2002 were $350.9, compared with $354.1 for the second quarter of 2001. Declining market conditions for commercial aircraft in the Specialty Materials segment offset the higher demand for coatings and polymer additives in the Performance Products segment, increased acrylonitrile sales in the Building Block Chemicals segment and the favorable impacts of changes in exchange rates.

Net sales in the United States were $178.0 for the second quarter of 2002, compared with $190.5 for the second quarter of 2001. International net sales were $172.9 for the second quarter of 2002, or 49.3% of total net sales, compared with $163.6, or 46.2% of total net sales for the second quarter of 2001.

In the North America region (i.e., United States and Canada), net sales were $192.8 for the second quarter of 2002, down 7.2% from the prior year period. Overall, selling volumes decreased 4.5% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 12.6%, Performance Products increased 2.3%, Specialty Materials decreased 6.5% and Building Block Chemicals decreased 0.7%. Overall, selling prices decreased 2.8% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals increased 0.5%, Performance Products decreased 1.9%, Specialty Materials decreased 1.3% and Building Block Chemicals decreased 18.5%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 0.1%.

In the Europe/Mideast/Africa region, net sales were $82.9 for the second quarter of 2002, down 0.7% from the prior year period. Overall, selling volumes decreased 2.2% in the region. Selling volumes in Water and Industrial Process Chemicals increased 11.2%, Performance Products increased 3.4%, Specialty Materials decreased 24.5% and Building Block Chemicals increased 33.3%. Overall, selling prices decreased 2.5% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 4.7%, Performance Products decreased 2.4%, Specialty Materials were flat and Building Block Chemicals decreased 7.4%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 4.0%.

In the Asia/Pacific region, net sales were $54.8 for the second quarter of 2002, up 38.7% from the prior year period. Overall, selling volumes increased 50.8% in the region. Selling volumes in Water and Industrial Process Chemicals increased 37.6%, Performance Products increased 11.1%, Specialty Materials decreased 0.7% and Building Block Chemicals increased 151.5%. Overall, selling prices decreased 13.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 5.6%, Performance Products decreased 6.4%, Specialty Materials were flat and Building Block Chemicals decreased 36.9%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 1.2%.

In the Latin America region, net sales were $20.4 for the second quarter of 2002, down 12.4% from the prior year period. Overall, selling volumes decreased 10.9% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 10.1% and Performance Products decreased 14.1%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 1.4% in the region. Water and Industrial Process Chemicals increased 1.4% and Performance Products increased 4.1%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 2.9%.

Manufacturing cost of sales was $264.4 or 75.3% of net sales in the second quarter of 2002, compared to $269.5, or 76.1% of net sales for the prior year

            (Millions of dollars, except share and per share amounts)

period. Included in the second quarter of 2001 was a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $264.9 or 74.8% of net sales in the second quarter of 2001. The slight increase in manufacturing cost of sales as a percentage of net sales was due to sales mix. Specifically, sales in the Specialty Materials segment, which has higher gross profit margins, were down significantly due to lower aircraft build rates, while sales in the Building Block Chemicals segment, which has lower gross profit margins, were up significantly. Manufacturing cost of sales as a percentage of net sales was also negatively impacted by unscheduled down time at the Fortier facility. Overall, raw material costs remained lower than the prior year period, thereby favorably impacting manufacturing cost of sales as a percentage of net sales.

Selling and technical services expenses increased $1.3, research and process development expenses decreased $0.2 and administrative and general expenses increased $2.3. Selling and technical services expenses for the second quarter of 2001 included a restructuring charge of $0.8 related to the Company's share of personnel reduction at the Fortier facility. After adjusting for this item, selling and technical services expenses increased $2.1 due to increased accruals for incentive-based compensation and an increase of approximately $1.0 of bad debt expense primarily related to the water treatment and mining chemical product lines in Latin America. Administrative expenses were up in the second quarter of 2002 due to a number of items including increased accruals for incentive-based compensation and fees associated with certain state tax audits, work on an R&D tax credit filing and fees associated with the new credit facilities negotiated in April 2002. Incentive-based compensation expense is performance based and for the second quarter of 2002 reflects accruals assuming the Company will achieve its annual targets. In the early part of 2001, it became apparent that economic conditions would prevent the Company from attaining several of its performance targets and incentive-based compensation accruals were reduced accordingly.

Amortization of acquisition intangibles was $0.8, down $2.4 from the prior year period as goodwill is no longer amortized under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" ("SFAS 142").

Other income, net was $0.8 for the second quarter of 2002 and included $1.0 from three minor land sales. Other income, net was $6.7 for the second quarter of 2001 and included pre-tax gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. The Company continues to seek opportunities to monetize excess assets, but does not expect any transactions significantly affecting other income for the remainder of 2002.

Equity in earnings (losses) of associated companies was $2.1 for the second quarter of 2002, compared to a loss of $2.8 for the prior year period. Included in the second quarter of 2001 was a charge of $2.3 for the Company's 50% share of the CYRO Industries restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility. Excluding these charges, equity in earnings (losses) of associated companies was a loss of $0.5 for the second quarter of 2001. The increase in equity earnings (losses) of associated companies reflects cost reduction efforts and lower raw material costs at CYRO. Sales at associated companies were $78.4 for the second quarter of 2002, an increase of 1.8% from last year, after excluding sales of the former AC Molding Compounds joint venture. Sales at CYRO were essentially flat.

Interest expense, net was $4.9 for the second quarter of 2002, a decrease of $0.3 from the prior year period.

            (Millions of dollars, except share and per share amounts)

The income tax provision was $10.7 for the second quarter of 2002, which reflects an underlying effective tax rate of 33.5% down from 34.5% for the prior year period.

Net earnings for the second quarter of 2002 were $21.4, or $0.52 per diluted share, compared to $20.9, or $0.50 per diluted share for the prior year period. Included in the prior year period was after-tax goodwill amortization of $1.6, or $0.04 per diluted share that is no longer required under SFAS 142. Also included in the prior year period were after-tax restructuring charges of $5.0, or $0.12 per diluted share. Excluding these items net earnings for the prior year period were $27.5, or $0.66 per diluted share.

Segment Results

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $83.6 a decrease of 1.8% from the prior year period. Selling volumes decreased 1.7% due to lower water treatment and phosphine sales partially offset by increased mining sales. Exchange rate changes increased sales 1.1%, while selling prices decreased 1.2% principally in water treatment.

Lower sales and an unfavorable product mix more than offset the benefits of lower overall raw material costs, which included higher propylene costs, and lower amortization expense from adopting SFAS 142. As a result, earnings from operations for the second quarter of 2002 were $4.9 or 5.9% of net sales, compared to $6.7 or 7.9% of net sales for the same period last year.

Performance Products:

Performance Products net sales were $117.7, an increase of 2.1% from the prior year period. Selling volumes increased 2.9%, exchange rates changes increased sales 1.5% and selling prices decreased 2.3%. The lower selling prices were primarily in the polymer additives product line. Demand from automotive and general industrial markets improved versus prior year period.

Earnings from operations improved to $13.2 or 11.2% of net sales, compared to $6.3 or 5.5% of net sales for the prior year period. The improvement in earnings from operations is the result of lower raw material prices, improved operating costs, the leverage achieved from increasing sales volumes while maintaining a reduced cost base and lower amortization expense from adopting SFAS 142.

Specialty Materials:

Specialty Materials net sales were $103.4, a decrease of 11.8% from the previous year period. Selling volumes decreased 14.3%, excluding a 3.2% increase from acquisitions. The effect of exchange rate changes were negligible, while selling prices were down 0.9%. The decrease in selling volumes reflects the decline in the commercial aircraft market post-September 11, 2001.

Earnings from operations for the second quarter of 2002 were $17.9 or 17.3% of sales, compared to $30.2 or 25.8% of sales for the prior year period. The decline in earnings from operations reflects the decrease in selling volumes as noted above partially offset by the benefit of lower amortization expense from adopting SFAS 142.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $46.2, an increase of 26.6% from the prior year period. Selling volumes increased 51.4%, excluding a 4.1% reduction resulting from the shutdown of the ammonia facility in July of 2001. Selling prices decreased 21.9%, while exchange rate changes increased

            (Millions of dollars, except share and per share amounts)

sales 1.2%. Selling volumes of acrylonitrile increased, as export markets continued to recover, but its selling prices remained below the prior year period. The cost of propylene, the key raw material for acrylonitrile, increased also, thereby keeping margins low. During the second quarter of 2002, the acrylonitrile facility encountered production difficulties and lost approximately ten reactor days of production.

The operating loss improved to $0.9, as compared to the prior year period operating loss of $2.9. The improvement was due to lower natural gas prices in the United States and reduced manufacturing costs as a result of the full effect of the restructuring efforts implemented in the second quarter of last year.

First Half of 2002 versus First Half of 2001

Net sales for the first half of 2002 were $668.9, compared with $730.2 for the first half of 2001. All segments reported lower sales. Specifically, sales were negatively impacted by lower demand in the Water and Industrial Process Chemicals segment, lower commercial aircraft build rates in the Specialty Materials segment and lower selling prices in the Building Block Chemicals segment.

Net sales in the United States were $348.7 for the first half of 2002, compared with $392.7 for the first half of 2001. International net sales were $320.2 for the first half of 2002, or 47.9% of total net sales, compared with $337.5, or 46.2% of total net sales for the first half of 2001.

In the North America region (i.e., United States and Canada), net sales were $376.8 for the first half of 2002, down 11.5% from the prior year period. Overall, selling volumes decreased 9.2% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 15.1%, Performance Products increased 0.5%, Specialty Materials decreased 6.7% and Building Block Chemicals decreased 31.0%. Overall, selling prices decreased 2.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 0.1%, Performance Products decreased 1.5%, Specialty Materials decreased 1.1% and Building Block Chemicals decreased 11.7%. For the region overall, the effect of exchange rate changes was immaterial.

In the Europe/Mideast/Africa region, net sales were $159.1 for the first half of 2002, down 7.0% from the prior year period. Overall, selling volumes decreased 5.5% in the region. Selling volumes in Water and Industrial Process Chemicals increased 2.1%, Performance Products increased 0.1%, Specialty Materials decreased 20.7% and Building Block Chemicals increased 12.5%. Overall, selling prices decreased 2.4% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 3.2%, Performance Products decreased 2.0%, Specialty Materials were flat and Building Block Chemicals decreased 11.9%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 0.9%.

In the Asia/Pacific region, net sales were $93.7 for the first half of 2002, up 10.6% from the prior year period. Overall, selling volumes increased 19.2% in the region. Selling volumes in Water and Industrial Process Chemicals increased 19.6%, Performance Products increased 14.0%, Specialty Materials decreased 15.0% and Building Block Chemicals increased 35.4%. Overall, selling prices decreased 8.7% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 2.1%, Performance Products decreased 6.9%, Specialty Materials were flat and Building Block Chemicals decreased 17.7%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 0.1%.

In the Latin America region, net sales were $39.3 for the first half of 2002, down 18.6% from the prior year period. Overall, selling volumes decreased 16.6% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 13.0% and Performance Products decreased 14.1%. Sales in the Specialty

            (Millions of dollars, except share and per share amounts)

Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased 3.2% in the region. Water and Industrial Process Chemicals increased 4.0% and Performance Products increased 4.5%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 5.2%.

Manufacturing cost of sales was $512.8 or 76.7% of net sales in the first half of 2002 and included net restructuring charges of $10.8 for plant closure and expenses associated with discontinuing a product line. Excluding these charges, manufacturing cost of sales was $502.0 or 75.0% of net sales in the first half of 2002. Manufacturing cost of sales was $564.1 or 77.3% of net sales in the first half of 2001 and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $559.5 or 76.6% of net sales in the first half of 2001. The decrease in manufacturing costs as a percentage of net sales after excluding net restructuring charges from both periods was primarily due to lower raw material and energy costs, particularly natural gas, partially offset by unfavorable product mix.

Selling and technical services expenses increased $4.7, research and process development expenses remained unchanged and administrative and general expenses increased $5.2. Included in the first half of 2002 were net restructuring charges of $1.9, $1.0 and $0.9 in selling and technical services, research and process development and administrative and general, respectively, which primarily related to employee reductions in the Specialty Chemical and Specialty Material segments. Included in the first half of 2001 was a restructuring charge of $0.8 in selling and technical service expenses, which related to the Company's share of personnel reductions at the Fortier facility. After adjusting for these items, selling and technical services expenses increased $3.6, research and process development expenses decreased $1.0 and administrative and general expenses increased $4.3. Selling and technical services expenses were up due to increased accruals for incentive-based compensation and an increase of approximately $1.0 of bad debt expense primarily related to the water treatment and mining chemical product lines in Latin America. Administrative and general expenses also were up due to increased accruals for incentive-based compensation expense. Incentive-based compensation expense is performance based and for the first half of 2002 reflects accruals assuming the Company will achieve its annual targets. In the early part of 2001, it became apparent that economic conditions would prevent the Company from attaining several of its performance targets and incentive-based compensation accruals were reduced accordingly.

Amortization of acquisition intangibles was $1.6, down $4.7 from the prior year period as goodwill is no longer amortized under SFAS 142.

Other income, net was $0.4 for the first half of 2002 and included $1.0 from three minor land sales. Other income, net was $6.4 for the first half of 2001 and included gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. The Company continues to seek opportunities to monetize excess assets, but does not expect any transactions significantly affecting other income for the remainder of 2002.

Equity in earnings (losses) of associated companies was $3.3 for the first half of 2002, compared to a loss of $2.6 for the prior year period. Included in the first half of 2002 was an additional restructuring charge of $0.4 related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility last year. Included in the prior year period were aggregate restructuring charges of $2.3 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada and CYRO's share of the infrastructure restructuring at the Company's Fortier facility. Excluding these charges, equity in earnings (losses) of associated companies was $3.7 for the first half of 2002, compared

            (Millions of dollars, except share and per share amounts)

to a loss of $0.3 for the prior year period. The increase in equity earnings (losses) of associated companies reflects cost reduction efforts and lower raw material costs at CYRO. Sales at associated companies were $146.1 for the first half of 2002, a decrease of 3.5% from the prior year period, after excluding sales of the former AC Molding Compounds joint venture. Sales at CYRO were down 2.8%.

Interest expense, net was $10.0 for the first half of 2002, an increase of $0.2 from the prior year period. Included in the prior year period was $0.5 of income resulting from the termination of an interest rate swap agreement.

The income tax provision was $14.3 for the first half of 2002, which reflects an underlying effective tax rate of 33.5% down from 34.5% for the prior year period.

Net earnings for the first half of 2002 were $28.4, or $0.70 per diluted share, compared to $38.1, or $0.91 per diluted share for the prior year period. Included in the first half of 2002 were after-tax net restructuring charges of $10.0, or $0.25 per diluted share. Included in the first half of 2001 were after-tax restructuring charges of $5.0, or $0.12 per diluted share and after-tax goodwill amortization of $3.2, or $0.07 per diluted share. Excluding these items, net earnings for the first half of 2002 were $38.4, or $0.94 per diluted share, compared to $46.3, or $1.10 for the prior year period.

Segment Results

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $159.2 for the first half of 2002, a decrease of 8.1% from the prior year period. Selling volumes decreased 6.9%, selling prices decreased 0.4% and the adverse effects of exchange rate changes decreased sales 0.8%. The decreases in selling volumes were due to lower North American water treatment sales, lower Latin American mining chemical sales and, to a lesser extent, lower global phosphine sales.

Earnings from operations were $10.0 or 6.3% of net sales for the first half of 2002, compared to $14.9 or 8.6% of net sales for the prior year period. The lower earnings from operations were primarily the result of lower sales and an unfavorable product mix offset by lower overall raw material costs and lower amortization expense from adopting SFAS 142.

Performance Products:

Performance Products net sales were $226.2 for the first half of 2002, a decrease of 0.7% from the prior year period. Selling volumes increased 1.4%, selling prices decreased 2.1% and the effects of exchange rate changes were negligible. Demand from automotive and general industrial markets improved versus prior year period. The lower selling prices were primarily in the polymer additives product line.

Earnings from operations for the first half of 2002 were $19.4 or 8.6% of net sales, compared to $10.2 or 4.5% of net sales for the prior year period. The improvement in earnings from operations is the result of lower raw material prices, improved operating costs and lower amortization expense from adopting SFAS 142.

Specialty Materials:

Specialty Materials net sales were $206.5 for the first half of 2002, a decrease of 11.4% from the prior year period. Selling volumes decreased 13.6%, excluding a 3.0% increase from acquisitions. The effect of exchange rate changes were negligible, while selling prices were down 0.8%. The decrease in selling

            (Millions of dollars, except share and per share amounts)

volumes reflects the decline in the commercial aircraft market post-September 11, 2001.

Earnings from operations for the first half of 2002 were $37.9 or 18.4% of net sales, compared to $58.3 or 25.0% for the prior year period. The decline in earnings from operations reflects the decrease in selling volumes as noted above partially offset by lower raw material prices and the benefit of lower amortization expense from adopting SFAS 142.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $77.0 for the first half of 2002, a decrease of 19.9% from the prior year period. Selling volumes increased 3.3%, excluding a 10.2% reduction resulting from the shutdown of the ammonia facility in July of 2001. Selling prices decreased 13.2%, while exchange rate changes increased sales 0.2%. The decrease in selling prices was primarily due to lower acrylonitrile and acrylamide selling prices.

The operating loss improved to $1.6, as compared to the prior year period operating loss of $11.2. The improvement was due to lower natural gas prices in the United States and reduced manufacturing costs as a result of the full effect of the restructuring efforts implemented in the second quarter of last year.

In the second quarter of 2001 the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related reduction of infrastructure costs at the Fortier facility. For further information on this restructuring charge see Note 3 of the Notes to Consolidated Financial Statements.

Liquidity and Financial Condition

At June 30, 2002, the Company's cash balance was $116.9, an increase of $33.3 from year-end 2001.

Net cash flows provided by operating activities were $63.0 for the six months ended June 30, 2002, compared with net cash flows provided by operating activities of $43.5 for the six months ended June 30, 2001.

Accounts receivable increased from year-end levels, but days outstanding remained essentially unchanged from year-end. With respect to inventories, the Company continues to drive inventory reductions through its supply chain initiatives. However, short-term inventory level increases may be expected for safety stock as an initiative aimed at reducing the number of finished goods warehouses is implemented. As of June 30, 2001 there was a pay-down of accounts payable resulting from reduced production levels in the first quarter versus the fourth quarter of 2000, principally in the acrylonitrile and coating and resins product lines. Accrued expenses as of June 30, 2001, reflected incentive payments for 2000 performance and substantially lower accruals for the 2001 performance period in recognitin of the economic slowdown and its impact on 2001 results versus performance targets. Current year accrued expenses reflect higher restructuring accruals, more normalized accruals for incentive-based compensation and profit sharing and the impact of lower incentive payments for 2001 performance and the timing of certain payroll tax payments.


Net cash flows used for investing activities totaled $21.6 for the six months ended June 30, 2002, compared with $40.2 for the six months ended June 30, 2001. Included in 2001 was $9.8 funding for three small acquisitions. Capital spending for the six months ended June 30, 2002 was $22.6, compared with $32.7 for the six months ended June 30, 2001. The Company will continue to manage capital spending closely. For the full year 2002, the Company expects capital spending to be in the range of $65.0 to $70.0 as expenditures for the Specialty Chemical research laboratory renovations ramp up.

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

            (Millions of dollars, except share and per share amounts)

Net cash flows used for financing activities totaled $11.0 for the six months ended June 30, 2002, compared with net cash flows used for financing activities of $20.5 for the six months ended June 30, 2001. In connection with the stock repurchase program discussed below, during the six months ended June 30, 2002, the Company purchased 445,682 shares of common stock at a cost of $13.1. During the six months ended June 30, 2001 the Company purchased 881,400 shares of common stock at a cost of $29.0.

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are utilized for stock option plans, benefit plans and other corporate purposes. Through June 30, 2002, the Company had repurchased 2,318,473 shares at a cost of $70.9 under this authorization.

In connection with the Company's stock repurchase program, the Company may sell put options to institutional investors in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. During the three months ended June 30, 2002 the Company sold 100,000 put options that expire in September 2002 at an exercise price of $29.505 per share. The Company received premiums of approximately $0.2 on the sale of such options. During the prior year period, the Company sold 100,000 put options at an exercise price of $31.528 per share and 100,000 put options at an exercise price of $31.347 per share. The Company received premiums of approximately $0.5 on the sale of such options. Subsequently, during the third quarter of 2001, 140,000 of those put options expired unexercised and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time.

On April 11, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitations, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities.

The Company has the intent and ability to refinance on a long-term basis the $100.0 principal amount of 6.50% Notes due March 15, 2003.

Other

Research and Development Tax Credit:

In July 2002, the Company was notified by a Joint Committee of the IRS that its claim for a refund related to prior years' research and development tax credits was approved. As a result, the Company expects to record in the third quarter of 2002 a reduction of $6.0 million ($0.15 per diluted share) in income tax expense offset by a charge of $1.7 million ($1.1 million after-tax or $0.03 per diluted share) in administrative and general expenses for external costs associated with such tax planning. The net benefit will be approximately $0.12 per diluted share. The Company expects to receive the $6.0 million refund before December 31, 2002.

2002 Outlook:

Based on better than expected first half results and the current forecast for the second half of 2002, the Company expects third quarter net earnings to be in the range of $0.40 to $0.45 per diluted share, excluding the net benefit of the prior years' research and development tax credits mentioned above and full year 2002 net earnings to be in the range of $1.65 to $1.75 per diluted share, excluding net restructuring charges from the first half of 2002 and the net benefit of the prior years' research and development tax credits.

            (Millions of dollars, except share and per share amounts)

In the Specialty Chemical segments, the Company does not expect further improvements in its markets for the remainder of 2002. Cost and efficiency initiatives continue to take hold but raw material costs are increasing and there is still reduced demand. In the Water and Industrial Process Chemicals segment the Company still expects flat sales and now expects low single digit improvement in earnings for all of 2002. Absent a sustained recovery in demand, the Company expects full year sales for the Performance Products segment to increase about 3% and earnings to nearly double over the prior year.

In Specialty Materials, build rates for commercial aircraft are declining in line with the Company's original guidance which, was based on production forecasts that aircraft manufacturers have provided. Based on this, the Company reiterates its original guidance of full year sales to be 10% to 15% lower and earnings to be 30% to 35% lower than 2001.

In Building Block Chemicals, the Company expects propylene costs to peak and then moderate downward. Natural gas costs are expected to be higher than first half 2002 levels. Acrylonitrile pricing is expected to increase slightly from second quarter 2002 levels thereby improving margins. The net result should be earnings close to breakeven for the full year.

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

            (Millions of dollars, except share and per share amounts)

results of and recoverability of investments in associated companies; energy costs; war, terrorism or sabotage; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at year-end, refer to Item 7A of the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein. During 2002, the Company executed various foreign exchange and natural gas derivative instrument transactions that do not materially alter the market risk assessment performed as of December 31, 2001. Other 2002 financial instrument transactions include:

On April 11, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including, without limitation, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities.

During the three months ended June 30, 2002 the Company sold 100,000 put options that expire in September 2002 at an exercise price of $29.505 per share. The Company received premiums of approximately $0.2 on the sale of such options. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., physical, net cash or net share settlement).

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

Cytec and/or American Cyanamid Company ("Cyanamid") are among several defendants in 36 lead-based paint cases pending in various state and federal courts. Cytec has an agreement to indemnify Cyanamid in connection with such suits and, accordingly, for purposes of this paragraph only, the Company means Cytec and Cyanamid collectively. The suits have been brought by government entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including for the cost of monitoring, detecting and removing lead-based paints from buildings; for personal injuries allegedly caused by ingestion of lead-based paints; and plaintiffs' attorneys' fees. Historically, the Company was sued primarily as the alleged successor to MacGregor Lead Company from which the Company purchased certain assets in 1971. MacGregor Lead Company manufactured and sold white lead pigments, the predominant lead pigment used in paints. The Company denies it is a successor to MacGregor Lead Company. The Company has won summary judgment motions in three cases requiring dismissal of those claims against the Company that were based on the theory that the Company was a successor to MacGregor Lead Company and plaintiffs have agreed to the entry of a consent order dismissing such claims against the Company in a fourth case. More recently, there are claims that the Company is liable in its own right. Cytec never sold any lead-based paint or lead pigments and has no definitive information that Cyanamid sold any lead-based paints or lead pigments for any of the uses at issue in these cases.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in two civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company, the other companies, and certain defense contractors have also been named as defendants in a qui tam proceeding brought by four individuals on behalf of the United States government seeking to recover for the submission by the defendants of alleged false or fraudulent claims for payment to the United States government arising from alleged fraudulently fixed carbon fiber and prepreg prices. The Company and other companies have also been named as defendants in a state civil antitrust action in the state court in Massachusetts. The Company denies that it conspired to fix prices.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Common Stockholders on May 13, 2002. At this meeting, the only substantive matter voted on was the election of Directors.

J. R. Satrum and D. Lilley were elected Directors at the Annual Meeting for a three-year term ending in 2005 by the following margins:

Name                               Votes For                Votes Withheld
----                               ---------                --------------
J. R. Satrum                       33,781,488               1,467,189
D. Lilley                          34,167,299               1,081,378

In addition, L. L. Hoynes, Jr. was re-elected to the Board by the unanimous written consent of the sole holder of the Company's Series C Cumulative Preferred Stock.

The terms of office as a Director of J. E. Akitt, F. W. Armstrong, J. R. Stanley, C.A. Davis and W. P. Powell continued after the meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a). Exhibits

See Exhibit Index on page 28 for exhibits filed with this Quarterly Report on Form 10-Q.

     (b). Reports on Form 8-K

The Company has not filed a current report on Form 8-K during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CYTEC INDUSTRIES INC.

                              By: /S/James P. Cronin
                                  ---------------------------------
                                  James P. Cronin
                                  Executive Vice President and Chief Financial
                                  Officer

August 9, 2002

Exhibit Index

10.12(a) 1993 Stock Award and Incentive Plan as amended and readopted on April 11, 2002

10.12(h)    Key Manager Income Continuity Plan as amended through June 14, 2002

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2002 and 2001

99 Material Incorporated by reference from the 2001 Annual Report on Form 10-K and with respect to Item 8 on Form 10-K/A

99.1 Certification of David Lilley, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 Certification of James P. Cronin, Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002