Form 10-Q
period 2002-09-30
CYTEC INDUSTRIES INC/DE/
filed 2002-10-31
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 -------             OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

/       /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -------                  SECURITIES EXCHANGE ACT OF 1934

                 For the Transition period from ______ to ______

                         Commission file number 1-12372
                                                -------

                              CYTEC INDUSTRIES INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              22-3268660
-------------------------------                           ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,223,050 shares of Common Stock, par value $.01 per share, were outstanding at September 30, 2002.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                     Page

Part I -  Financial Information

    Item 1.      Consolidated Financial Statements                     3

                 Consolidated Statements of Income                     3

                 Consolidated Balance Sheets                           4

                 Consolidated Statements of Cash Flows                 5

                 Notes to Consolidated Financial Statements            6

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        16

    Item 3.      Quantitative and Qualitative Disclosures
                 About Market Risk                                    26

    Item 4.      Controls and Procedures                              27

Part II - Other Information                                           28

    Item 1.      Legal Proceedings                                    28

    Item 2.      Changes in Securities and Use of Proceeds            29

    Item 5.      Other Information                                    29

    Item 6.      Exhibits and Reports on Form 8-K                     29

  Exhibit Index                                                       33

                                            PART I - FINANCIAL INFORMATION

Item 1.   - CONSOLIDATED FINANCIAL STATEMENTS


                                        CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                                     (Unaudited)
                                   (Millions of dollars, except per share amounts)


                                                                       Three Months                  Nine Months
                                                                           Ended                        Ended
                                                                       September 30,                September 30,
                                                                 -------------------------     ------------------------
                                                                    2002           2001           2002          2001
                                                                 ----------     ----------     ----------    ----------

Net sales                                                         $  332.8       $  342.1       $1,001.8      $1,072.3

Manufacturing cost of sales                                          247.2          257.6          760.2         821.6
Selling and technical services                                        27.9           28.1           89.7          85.2
Research and process development                                       8.1            6.8           25.3          23.9
Administrative and general                                            10.2           11.7           36.8          33.1
Amortization of acquisition intangibles                                0.8            3.2            2.3           9.5
                                                                  ---------      ---------      ---------     ---------

Earnings from operations                                              38.6           34.7           87.5          99.0

Other income, net                                                      2.0            2.0            2.4           8.4

Equity in earnings (losses) of associated companies                    0.4            0.9            3.7          (1.7)

Interest expense, net                                                  2.5            5.1           12.5          15.0
                                                                  ---------      ---------      ---------     ---------

Earnings before income taxes and extraordinary item                   38.5           32.5           81.1          90.7

Income tax provision                                                   6.9           11.2           21.2          31.3
                                                                  ---------      ---------      ---------     ---------

Earnings before extraordinary item                                    31.6           21.3           59.9          59.4

Extraordinary gain, net of taxes of $2.6                                 -            4.9              -           4.9
                                                                  ---------      ---------      ---------     ---------

Net earnings                                                      $   31.6       $   26.2       $   59.9      $   64.3
                                                                  =========      =========      =========     =========

Earnings before extraordinary item per common share
  Basic                                                           $   0.80       $   0.53       $   1.51      $   1.47
  Diluted                                                         $   0.78       $   0.51       $   1.47      $   1.42

Extraordinary item per common share
  Basic                                                           $      -       $   0.12       $      -      $   0.12
  Diluted                                                         $      -       $   0.12       $      -      $   0.12

Net earnings per common share
  Basic                                                           $   0.80       $   0.65       $   1.51      $   1.59
  Diluted                                                         $   0.78       $   0.63       $   1.47      $   1.54

See accompanying Notes to Consolidated Financial Statements.

                                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                 (Millions of dollars, except per share amounts)


                                                                                     September 30,       December 31,
                                                                                         2002                2001
                                                                                    ---------------     --------------
ASSETS

Current assets
    Cash and cash equivalents                                                       $        166.5     $         83.6
    Trade accounts receivable, less allowance for doubtful accounts
        of $8.6 and $7.8 in 2002 and 2001, respectively                                      195.0              179.3
    Other receivables                                                                         30.4               32.3
    Inventories                                                                              148.9              147.3
    Deferred income taxes                                                                     37.5               22.1
    Other current assets                                                                      53.1               45.3
                                                                                    ---------------     --------------
        Total current assets                                                                 631.4              509.9

Investment in associated companies                                                            96.3               92.6

Plants, equipment and facilities, at cost                                                  1,358.8            1,344.5
    Less:  accumulated depreciation                                                         (789.8)            (746.5)
                                                                                    ---------------     --------------
        Net plant investment                                                                 569.0              598.0


Acquisition intangibles, net of accumulated amortization                                      40.1               45.5
Goodwill                                                                                     334.1              330.6
Deferred income taxes                                                                         31.0               48.4
Other assets                                                                                  24.7               25.4
                                                                                    ---------------     --------------
Total assets                                                                        $      1,726.6      $     1,650.4
                                                                                    ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                $         84.3      $        75.8
    Accrued expenses                                                                         183.7              157.8
    Income taxes payable                                                                      58.3               48.4
                                                                                    ---------------     --------------
        Total current liabilities                                                            326.3              282.0

Long-term debt                                                                               315.6              314.7
Other noncurrent liabilities                                                                 391.0              416.8

Stockholders' equity

    Preferred stock, 20,000,000 shares authorized;
        issued and outstanding 4,000 shares, Series C Cumulative,
        $.01 par value at liquidation value of $25 per share                                   0.1                0.1
    Common stock, $.01 par value per share, 150,000,000
        shares authorized; issued 48,132,640 shares                                            0.5                0.5
    Additional paid-in capital                                                               131.3              136.7
    Retained earnings                                                                        886.1              826.2
    Unearned compensation                                                                     (5.0)              (4.0)
    Accumulated other comprehensive loss                                                     (38.8)             (51.9)
    Treasury stock, at cost, 8,909,590 shares in 2002 an
        8,511,532 shares in 2001                                                            (280.5)            (270.7)
                                                                                    ---------------     --------------
        Total stockholders' equity                                                           693.7              636.9
                                                                                    ---------------     --------------
Total liabilities and stockholders' equity                                          $      1,726.6      $     1,650.4
                                                                                    ===============     ==============

See accompanying Notes to Consolidated Financial Statements.

                                 CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                          (Millions of dollars)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                2002        2001
                                                                              --------    --------
Cash flows provided by (used for) operating activities
    Net earnings                                                              $  59.9     $  64.3
    Noncash items included in earnings:
      Dividends from associated companies, greater (less)
         than equity in earnings                                                 (3.1)        4.1
      Depreciation                                                               60.3        58.5
      Amortization                                                                1.8         8.1
      Deferred income taxes                                                       1.8         5.6
      Loss on asset write-off                                                     7.2           -
      Gain on sale of assets                                                     (1.0)       (1.9)
      Extraordinary gain, net of tax                                                -        (4.9)
      Other                                                                       0.2        (4.8)
    Changes in operating assets and liabilities
      Trade accounts receivable                                                 (11.1)       (6.0)
      Other receivables                                                           1.8        19.3
      Inventories                                                                 1.2        12.0
      Accounts payable                                                            6.9       (17.1)
      Accrued expenses                                                           29.6       (14.2)
      Income taxes payable                                                       11.8        (8.9)
      Other assets                                                               (4.5)       (8.9)
      Other liabilities                                                         (25.7)      (25.3)
                                                                              --------    --------
Net cash flows provided by operating activities                                 137.1        79.9
                                                                              --------    --------

Cash flows provided by (used for) investing activities
    Additions to plants, equipment and facilities                               (38.0)      (48.2)
    Proceeds received on sale of assets                                           5.4         2.8
    Acquisition of businesses, net of cash received                                 -        (9.0)
    Investment in unconsolidated affiliate                                          -        (0.5)
                                                                              --------    --------
Net cash flows used for investing activities                                    (32.6)      (54.9)
                                                                              --------    --------

Cash flows provided by (used for) financing activities
    Proceeds from the exercise of stock options and warrants                      2.8         9.3
    Purchase of treasury stock                                                  (20.3)      (48.8)
    Change in long-term debt                                                        -         0.9
    Proceeds received on sale of put options                                      0.3         0.6
    Repayment of seller-financed debt                                            (5.4)          -
                                                                              --------    --------
Net cash flows used for financing activities                                    (22.6)      (38.0)
                                                                              --------    --------

Effect of exchange rate changes on cash and cash equivalents                      1.0        (2.2)
                                                                              --------    --------
Increase (decrease) in cash and cash equivalents                                 82.9       (15.2)

Cash and cash equivalents, beginning of period                                   83.6        56.8
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $ 166.5     $  41.6
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

In the opinion of management, the consolidated financial statements included herein reflect all adjustments necessary for a fair statement of the information presented as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001. Such adjustments are of a normal, recurring nature. The consolidated statements of income for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.


(2)  ACQUISITIONS AND DISPOSITIONS

On October 29, 1999, the Company acquired the amino coatings resins business of BIP Limited for approximately $37.2 in cash plus future consideration with a value, at that time, equivalent to approximately $8.3. This transaction was accounted for using the purchase method of accounting. During the three months ended September 30, 2002, the Company paid $5.4 of the future consideration. The Company expects to pay the remainder during the fourth quarter of 2002.

On August 31, 2001, the Company acquired certain assets of the carbon fiber business of BP plc; on March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company ("3M") and on March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture. For more information on the 2001 transactions, refer to Note 2 to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K/A, which is incorporated by reference herein.


(3)  RESTRUCTURING OF OPERATIONS

In the first quarter of 2002, the Company recorded an aggregate restructuring charge of $16.6, which included the elimination of 144 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 72 personnel and a charge of $5.7 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, New Jersey facility resulting in the elimination of 25 positions and a charge of $1.6 for employee related and decommissioning costs and the discontinuance of a minor unprofitable product line resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.7; selling and technical services, $3.0; research and process development, $1.0 and administrative and general, $0.9. As of September 30, 2002, approximately 83 positions have been eliminated. The remaining personnel reductions are expected to be completed by the end of the first quarter of 2003. As of September 30, 2002,

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

cash payments of $4.6 had been made for these charges and the remaining liability to be paid was $4.8. In addition, during the first quarter of 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility last year.

In the second quarter of 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $4.6; and selling and technical services, $0.8. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9 and other costs of $0.2. During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $0.5 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.4 and selling and technical services, $0.1. As of September 30, 2002, approximately 60 positions have been eliminated. The majority of personnel reductions have been completed and the remainder are expected to be completed by the end of 2002. As of September 30, 2002, cash payments of $3.1 had been made for these charges and the remaining liability to be paid was $0.9. In addition, during the second quarter of 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO Industries' restructuring charges, which included $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

In the fourth quarter of 2000, the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. During the first half of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $1.5 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $1.0. As of September 30, 2002, the personnel reductions have been completed. Cash payments of $6.8 had been made for these charges through September 30, 2002 and the remaining liability to be paid was $0.5, which primarily relates to long-term employee severance payouts.


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

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended September 30, 2002 and 2001:

                                                                      Three Months Ended September 30,
                                                             2002                                         2001
                                                             ----                                         ----
                                                        Weighted Avg.   Per                          Weighted Avg.   Per
                                            Income         Shares       Share            Income          Shares      Share
                                          (Numerator)   (Denominator)   Amount         (Numerator)   (Denominator)   Amount
                                          -----------   -------------   ------         -----------   -------------   ------
BASIC EPS
Earnings before extraordinary item            $31.6                     $0.80               $21.3                    $0.53
Extraordinary gain, net of tax                    -        39,477,627       -                 4.9      40,225,191     0.12
                                              -----                     -----               -----                     ----
Net earnings                                  $31.6                     $0.80               $26.2                    $0.65
EFFECT OF DILUTIVE SECURITIES
Options                                                       870,497                                   1,180,614
Performance/Restricted stock                                  193,611                                     177,241
Warrants                                                            -                                       3,113
Put options                                                     8,318                                       2,628
                                                                -----                                       -----
DILUTED EPS
Earnings before extraordinary item            $31.6                     $0.78               $21.3                    $0.51
Extraordinary gain, net of tax                    -        40,550,053       -                 4.9      41,588,787     0.12
                                              -----                     -----               -----                     ----
Net earnings                                  $31.6                     $0.78               $26.2                    $0.63


                                                                   Nine Months Ended September 30,
                                                            2002                                         2001
                                                            ----                                         ----
                                                        Weighted Avg.     Per                        Weighted Avg.   Per
                                            Income         Shares         Share          Income          Shares      Share
                                          (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)   Amount
                                          -----------   -------------     ------       -----------   -------------   ------
BASIC EPS
Earnings before extraordinary item            $59.9                       $1.51             $59.4                    $1.47
Extraordinary gain, net of tax                    -        39,600,666         -               4.9      40,351,142     0.12
                                              -----                       -----             -----                     ----
Net earnings                                  $59.9                       $1.51             $64.3                    $1.59
EFFECT OF DILUTIVE SECURITIES
Options                                                       965,052                                   1,394,033
Performance/Restricted stock                                  129,956                                     128,499
Warrants                                                          833                                       6,676
Put options                                                     2,773                                         876
                                                                -----                                         ---
DILUTED EPS
Earnings before extraordinary item            $59.9                       $1.47             $59.4                    $1.42
Extraordinary gain, net of tax                    -        40,699,280         -               4.9      41,881,226     0.12
                                              -----                       -----             -----                     ----
Net earnings                                  $59.9                       $1.47             $64.3                    $1.54

(5)  RECENTLY ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company's consolidated financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

                      CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of an asset. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

SFAS 143 will become effective for the Company beginning January 1, 2003. The Company is in the process of identifying and quantifying its legal obligations for asset retirements and reviewing the potential impact of SFAS 143 on its consolidated results of operation and financial position. Based on preliminary analysis, upon initial application of SFAS 143, the Company will record a one-time non-cash charge as a cumulative effect of a change in accounting principle. The Company does not expect this charge to exceed $20.0 after-tax.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations consummated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the criteria that intangible assets must meet to be recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles with indefinite useful lives. Under this approach, goodwill and intangibles with indefinite useful lives are not amortized, but instead are reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 142 became effective for the Company January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, were amortized through December 31, 2001 in accordance with the appropriate pre-SFAS 141 and 142 accounting literature.

The Company has evaluated its goodwill and intangible assets using the new criteria in SFAS 141, and as a result, certain intangibles that no longer met the criteria for recognition apart from goodwill were reclassified as goodwill effective January 1, 2002 (see Note 12). The Company also re-evaluated the remaining useful lives and residual values of all intangible assets with determinable useful lives and made all necessary amortization period adjustments effective January 1, 2002. The change in amortization expense related to the adjustment of remaining useful lives and residual values was immaterial.

The Company also completed the transitional goodwill impairment tests as required under SFAS 142 effective January 1, 2002. In connection with this test, the Company defined its business segments as its SFAS 142 reporting units and has determined that the fair values of those reporting units, to which goodwill has been assigned, exceeded their recorded values and therefore, the Company did not recognize an impairment loss as a result of adopting SFAS 142 effective January 1, 2002.

                      CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

(6)  INVENTORIES

The components of inventories at September 30, 2002 and December 31, 2001 consisted of the following:

                                           September 30,           December 31,
                                                2002                    2001
                                                ----                    ----
Finished goods                               $  93.7                  $ 96.0
Work in process                                 17.3                    18.0
Raw materials & supplies                        69.7                    65.1
                                             -------                  ------
                                               180.7                   179.1
Less reduction to LIFO cost                    (31.8)                  (31.8)
                                             -------                  ------
                                             $ 148.9                  $147.3
                                             =======                  ======

(7)  EQUITY IN EARNINGS OF ASSOCIATED COMPANIES

Summarized financial information for the Company's equity in earnings of associated companies for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                          Three Months           Nine Months
                                              Ended                 Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                         2002       2001       2002       2001
                                         ----       ----       ----       ----
     Net Sales                          $80.2       $79.5     $226.3     $238.5
     Gross profit                        15.5        13.3       45.1       37.6
     Net earnings (loss)                  3.9         1.3       10.0       (5.6)
                                        -----       -----     ------     ------
     The Company's equity in earnings
     (losses) of associated companies   $ 0.4       $ 0.9     $  3.7     $ (1.7)
                                        =====       =====     ======     ======

During the third quarter of 2002, the Company recorded a charge of $1.7 in equity in earnings (losses) of associated companies to reduce the carrying value of its net investment in the one-third owned Polymer Additives.com, LLC joint venture to zero. Accordingly, the Company will no longer recognize its share of the joint venture's expected future losses. The terms of the joint venture agreement required the Company to make an additional contribution of $0.5 during October 2002 and this required contribution was included in the amount of the charge recognized in the third quarter of 2002. The Company is not obligated to make any further capital contributions.

(8)  ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so. The Company's major environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by the Company. The Company is also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Since the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties ("PRPs") for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, additional sites that may be environmentally impaired and for which the Company may be responsible.

                      CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

As of September 30, 2002 and December 31, 2001, the aggregate environmental related accruals were $86.7 and $93.9, respectively. As of September 30, 2002 and December 31, 2001, $15.0 and $20.0, respectively, of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 2002 and 2001 was $9.4 and $7.6, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

The Company is also a party to various other claims and litigation. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.


(9)  COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2002 and 2001 was as follows:

                                                                           Three Months                Nine Months
                                                                               Ended                      Ended
                                                                           September 30,              September 30,
                                                                           -------------              -------------
                                                                        2002          2001          2002          2001
                                                                        ----          ----          ----          ----
  Net earnings                                                         $31.6         $26.2         $59.9         $64.3
  Other comprehensive income (loss):
     Unrealized gains on derivative instruments, net of tax and reclassification adjustments
                                                                           -             -           0.1             -
    Foreign currency translation adjustments                            (3.9)          3.1          13.0          (9.7)
                                                                       -----         -----         -----         -----
  Comprehensive income                                                 $27.7         $29.3         $73.0         $54.6
                                                                       =====         =====         =====         =====


(10) OTHER FINANCIAL INFORMATION

Taxes paid for the nine months ended September 30, 2002 and 2001 were approximately $10.9 and $32.5, respectively. Included in the nine months ended September 30, 2001 were taxes of approximately $26.6 related to the gain on the sale of the Paper Chemicals business, which occurred in the fourth quarter of 2000. Interest paid for the nine months ended September 30, 2002 and 2001 was approximately $17.4.

At September 30, 2002 and December 31, 2001, the Company's long-term debt consisted of public debt in the amounts of $315.6 and $314.7, respectively. The Company has the intent and ability (as demonstrated by the credit agreements discussed in the following paragraph) to refinance on a long-term basis the $100.0 principal amount of 6.50% Notes due March 15, 2003.

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

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. Through September 30, 2002, the Company had repurchased 2,606,173 shares at a cost of $78.1 under this authorization.

In connection with the Company's stock repurchase program, during the nine months ended September 30, 2002, the Company sold 100,000 put options to an institutional investor in a private placement exempt from registration under
Section 4(2) of the Securities Act of 1933. The put options entitle the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.51. The Company received premiums of approximately $0.2 on the sale of such put options. The put options were scheduled to mature in September 2002. Subsequently, the terms were amended to extend the maturity date to March 2003, for which the Company received an additional premium of approximately $0.1.

During the nine months ended September 30, 2001, the Company sold an aggregate of 300,000 put options at exercise prices ranging from $31.347 to $32.490 per share. The Company received premiums of approximately $0.6 on the sale of such options. During the third quarter of 2001, 140,000 of the put options expired unexercised and the holders elected to exercise the remaining 160,000 put options. As a result, the Company purchased 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time and 100,000 shares of its common stock at an exercise price of $32.490 per share.

During the third quarter of 2002, the Company settled an IRS claim related to prior years' research and development tax credits. As a result, the Company received a cash refund of $6.0, which was recorded as a reduction in the income tax provision, plus an interest payment of $2.0, which was recorded in interest expense, net. The Company also recognized a charge of $1.7 in administrative and general expenses for external costs associated with such tax planning.

During the third quarter of 2002, the Company lowered its employee benefits accrual due to lower than expected employee benefit costs. As a result, the Company reversed expense accruals recorded during the first half of 2002 of $1.3, $0.6 and $1.1 in manufacturing cost of sales, selling and technical services and administrative and general, respectively. Also, during the third quarter of 2002, based upon further analysis and future projections, certain performance stock will not vest based on the performance targets. Accordingly, during the third quarter of 2002, the Company reversed prior year expense accruals of $0.7 and $1.2 in selling and technical services and administrative and general, respectively.

The majority of the Company's pension plans' assets and liabilities are measured at December 31 each year for financial reporting purposes. Recent market returns on assets, particularly this year, have been poor. Additionally, with the decline in interest rates, the Company expects a corresponding decrease in the discount rate used to estimate its pension liabilities, which increases the value of the Company's pension liabilities. Based on actual year to date asset returns and current interest rates, both as of September 30, 2002, the Company expects to record a non-cash after-tax minimum pension liability charge to Other Comprehensive Income of approximately $100.0 at December 31, 2002. If asset returns improve or interest rates increase before year-end, the charge will be lower or none at all. However, if conditions worsen the charge will increase. This

                      CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

charge does not impact 2002 reported earnings and does not necessarily impact future cash contributions required to be made to the pension trusts.


(11) SEGMENT INFORMATION

Summarized segment information for the Company's four segments for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                             Three Months Ended                          Nine Months Ended
                                                                September 30,                               September 30,
                                                                -------------                               -------------
                                                          2002               2001                     2002                2001
                                                          ----               ----                     ----                ----
NET SALES
Water and Industrial Process Chemicals                  $   81.5           $   82.8                $  240.7            $  256.0
Performance Products                                       114.7              110.0                   340.9               337.7
Specialty Materials                                         92.8              113.3                   299.4               346.5
Building Block Chemicals
  Sales to external customers                               43.8               36.0                   120.8               132.1
  Intersegment sales                                        13.4               11.4                    39.0                38.2
                                                        --------           --------                --------            --------

Net sales from segments                                    346.2              353.5                 1,040.8             1,110.5
Elimination of intersegment revenue                        (13.4)             (11.4)                  (39.0)              (38.2)
                                                        --------           --------                --------            --------
Total consolidated net sales                            $  332.8           $  342.1                $1,001.8            $1,072.3
                                                        ========           ========                ========            ========


                                                                % of                % of                 % of                % of
Earnings (loss) from operations                                 Sales               Sales               Sales                Sales
-------------------------------                                 -----               -----               -----                -----
Water and Industrial Process Chemicals                   $ 8.7   11%        $ 6.9     8%         $18.7    6%         $21.8      9%
Performance Products                                      11.7   10%          5.2     5%          31.0    9%          15.4      5%
Specialty Materials                                       15.8   17%         24.1    21%          53.7   18%          82.5     24%
Building Block Chemicals                                   5.0    9%         (0.6)   -1%           3.4    2%         (11.8)    -7%
                                                         -----              -----                -----               -----
Earnings from segments                                    41.2   12%         35.6    10%         106.8   10%         107.9     10%

Corporate and Unallocated(1)                              (2.6)              (0.9)               (19.3)               (8.9)
                                                         -----              -----                -----               -----
Total consolidated earnings from operations              $38.6   12%        $34.7    10%         $87.5    7%         $99.0     9%
                                                         =====              =====                =====               =====

(1) Three and nine months ended September 30, 2002 includes charges of $1.7 for external costs related to a research and development tax credit. Nine months ended September 30, 2002 includes net restructuring charges of $14.6. Nine months ended September 30, 2001 includes restructuring charges of $5.4 (see Notes 3 and 10).

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


                                                                   GOODWILL            INTANGIBLES           TOTAL
          BEFORE RECLASSIFICATIONS:
          Water and Industrial Process Chemicals
          Process Chemicals                                      $        31.3      $             3.8      $     35.1
          Performance Products                                            49.1                   26.7            75.8
          Specialty Materials                                            250.2                   15.0           265.2
          Building Block Chemicals                                           -                      -               -
                                                                 --------------     ------------------     -----------
          Total                                                  $       330.6      $            45.5      $    376.1
                                                                 ==============     ==================     ===========

                                                                   GOODWILL            INTANGIBLES           TOTAL
          AFTER RECLASSIFICATIONS:
          Water and Industrial Process Chemicals
          Process Chemicals                                      $        31.1      $             4.0      $     35.1
          Performance Products                                            50.1                   25.7            75.8
          Specialty Materials                                            252.6                   12.6           265.2
          Building Block Chemicals                                           -                      -               -
                                                                 --------------     ------------------     -----------
          Total                                                  $       333.8      $            42.3      $    376.1
                                                                 ==============     ==================     ===========

At September 30, 2002, the gross carrying value of acquisition intangibles was $51.0, less accumulated amortization of $10.9, which consisted of the following major classes:

                                    Gross                          Acquisition
                                  carrying         Accumulated     intangibles,
                                    value         amortization         net
                                    -----         ------------         ---
        Technology-based            $29.8            $ (6.5)          $23.3
        Marketing-related             9.3              (1.9)            7.4
        Customer-related             11.9              (2.5)            9.4
                                    -----            ------           -----
        Total                       $51.0            $(10.9)          $40.1
                                    =====            ======           =====

Amortization of acquisition intangibles for the three and nine months ended September 30, 2002 was $0.8 and $2.3, respectively. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the twelve months ended December 31, 2002 and for each of the next four succeeding years is $3.1. At September 30, 2002, there were no acquisition intangibles with indefinite useful lives as defined by SFAS 142.

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

                                                                       Three Months                    Nine Months
                                                                           Ended                          Ended
                                                                    September 30, 2001              September 30, 2001
                                                                    ------------------              ------------------
                                                               Reported         As Adjusted      Reported     As Adjusted
                                                               --------         -----------      --------     -----------
Net Sales                                                       $342.1            $342.1         $1,072.3       $1,072.3
Amortization of acquisition intangibles                            3.2               0.8              9.5            2.2
Earnings from operations                                          34.7              37.2             99.0          106.2
Earnings before income taxes and extraordinary item
                                                                  32.5              34.9             90.7           97.9
Earnings before extraordinary item                                21.3              22.9             59.4           64.2
Net earnings                                                      26.2              27.8             64.3           69.1

Earnings before extraordinary item per common share
         Basic                                                   $0.53             $0.57            $1.47          $1.59
         Diluted                                                 $0.51             $0.55            $1.42          $1.53

Net earnings per common share
         Basic                                                   $0.65             $0.69            $1.59          $1.71
         Diluted                                                 $0.63             $0.67            $1.54          $1.65


(13) COMMODITY AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses natural gas forward contracts, which are physically settled, to hedge utility requirements at its Fortier manufacturing facility. Because the Company takes physical delivery of the commodity, realized gains and losses on these contracts are included in the cost of the commodity upon settlement of the contract. As of September 30, 2002, the Fortier facility's 2002 remaining forecasted natural gas utility requirements were 86% hedged and the 2003 forecasted natural gas utility requirements were 30% hedged. At September 30, 2002, the Company had natural gas forward contracts with a notional value of $7.6 outstanding and October 2002 through September 2003 delivery dates.

Beginning in 2002, the Company expanded its hedging program to include the use of natural gas swaps to hedge utility requirements at certain of its other facilities. These swaps, which are financially settled, are highly effective at achieving offsetting cash flows of the underlying natural gas purchases and have been designated as cash flow hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The swaps are reported on the Consolidated Balance Sheets at fair value, with offsetting amounts included in Accumulated Other Comprehensive Loss ("AOCL") on an after-tax basis. Gains and losses are reclassified into earnings, as a component of Manufacturing Cost of Sales in the period the hedged natural gas purchases affect earnings. As of September 30, 2002, the fair value of these swaps was $0.1, which will be reclassified into Manufacturing Cost of Sales during the three months ending December 31, 2002 as these swaps are settled. For more information on the Company's derivative accounting policies, refer to the Financial Instrument section of Note 1 to the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K/A, which is incorporated by reference herein.

            (Millions of dollars, except share and per share amounts)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER OF 2002 VERSUS THIRD QUARTER OF 2001

Net sales for the third quarter of 2002 were $332.8, compared with $342.1 for the third quarter of 2001. The decrease in demand for commercial aircraft products in the Specialty Materials segment offset the higher selling volumes in the Performance Products segment, increased acrylonitrile sales in the Building Block Chemicals segment and the favorable impacts of changes in exchange rates.

Net sales in the United States were $171.4 for the third quarter of 2002, compared with $178.3 for the third quarter of 2001. International net sales were $161.4 for the third quarter of 2002, or 48.5% of total net sales, compared with $163.8, or 47.9% of total net sales for the third quarter of 2001.

Manufacturing cost of sales was $247.2 or 74.3% of net sales in the third quarter of 2002, compared to $257.6, or 75.3% of net sales for the prior year period. The increase in gross profit margins was due to higher sales volumes in the Performance Products and Building Block Chemicals segments, offset by lower sales volumes in the Specialty Materials segment. Also contributing to the improved margins were lower raw material costs, the favorable effects of exchange rate changes and lower than expected employee benefit costs, which resulted in a $1.3 reversal of employee benefit expense accruals recorded during the first half of 2002.

Selling and technical services expenses decreased $0.2, research and process development expenses increased $1.3 and administrative and general expenses decreased $1.5. Included in administrative and general expenses for the third quarter of 2002 were charges of $1.7 for fees incurred in connection with a favorable cash settlement of prior years' research and development tax credit claim with the IRS. Excluding these charges, administrative and general expenses decreased $3.2. During the third quarter of 2002, the Company lowered its employee benefits accrual due to lower than expected employee benefit costs. As a result, during the third quarter of 2002, selling and technical services and administrative and general expenses benefited $0.6 and $1.1, respectively, due to a reversal of employee benefit expense accruals recorded during the first half of 2002. Selling and technical services and administrative and general expenses also benefited $0.7 and $1.2, respectively, during the third quarter of 2002 from the reversal of prior year accruals for performance stock, which upon further analysis and future projections, will not vest based on the performance targets. Research and process development expenses in 2001 were abnormally low due to unusually low expenses in that period for items such as patent fees and outside processing costs.

Amortization of acquisition intangibles was $0.8, down $2.4 from the prior year period as goodwill is no longer amortized under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" ("SFAS 142").

Other income, net was $2.0 for the third quarter of 2002 and 2001, which primarily reflects foreign currency exchange gains and royalties received.

Equity in earnings (losses) of associated companies was $0.4 for the third quarter of 2002, compared to $0.9 for the prior year period. During the third quarter of 2002 the Company recorded a charge of $1.7 to reduce the carrying value of its net investment in the one-third owned Polymer Additives.com, LLC joint venture to zero. Accordingly, the Company will no longer recognize its share of the joint venture's expected future losses. The terms of the joint venture agreement required the Company to make an additional contribution of $0.5 during October 2002 and this required contribution was included in the amount of the charge recognized in the third quarter of 2002. The Company is not obligated to make any further capital contributions. Sales at associated companies were $80.2 for the third quarter of 2002, an increase of 6.1% after

            (Millions of dollars, except share and per share amounts)

excluding sales of the former AC Molding Compounds joint venture, which was shut-down in November 2001. Specifically, higher sales along with cost cutting efforts have resulted in improved earnings at CYRO Industries.

Interest expense, net was $2.5 for the third quarter of 2002, compared to $5.1 for the prior year period. Included in the third quarter of 2002 was interest income of $2.0 in connection with a favorable cash settlement of prior years' research and development tax credit claim with the IRS. The remainder of the decrease was due to higher interest income attributable to higher cash balances during the third quarter of 2002.

The income tax provision was $6.9 for the third quarter of 2002 and included a reduction of $6.0 in connection with a cash settlement of prior years' research and development tax credit claims. Excluding this item, the effective tax rate continued to be 33.5%, down from 34.5% for the prior year period.

Earnings before extraordinary item for the third quarter of 2002 were $31.6, or $0.78 per diluted share, compared to $21.3, or $0.51 per diluted share, for the prior year period. Included in the third quarter of 2002 was a net credit of $6.2, or $0.15 per diluted share, related to a research and development tax credit refund. Included in the prior year period was after-tax goodwill amortization of $1.6, or $0.04 per diluted share, that is no longer required under SFAS 142. Excluding these items, earnings before extraordinary item for the third quarter of 2002 were $25.4, or $0.63 per diluted share, compared to $22.9, or $0.55 per diluted share, for the prior year period. The adjusted period-over-period increase in net earnings before extraordinary items was primarily due to higher sales in the Performance Products segment and the resulting leverage on its earnings and improvements in acrylonitrile margins and manufacturing operations in the Building Block Chemicals segment, offset by a decrease in demand for commercial aircraft products in the Specialty Materials segment. Lower than anticipated employee benefit costs and the favorable effects of the Company's stock repurchase program also improved results for the third quarter of 2002.

During the third quarter of 2001, the Company recognized an extraordinary gain, net of taxes of $4.9, or $0.12 per diluted share related to its acquisition of the BP carbon fibers business. Taxes recorded on the transaction were $2.6.

SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $81.5 a decrease of 1.6% from the prior year period. Selling volumes decreased approximately 2.4% due to lower water treatment sales in the paper and oilfield markets and lower phosphine chemical sales where a certain customer has experienced reduced demand in their end market, which in turn has resulted in lower purchases of the Company's products. Mining chemical sales were flat with the prior year period. Selling prices increased approximately 0.8%, principally in mining chemicals and the effects of exchange rate changes were negligible.

Earnings from operations for the third quarter of 2002 were $8.7 or 10.7% of net sales, compared to $6.9 or 8.3% of net sales for the same period last year. Lower raw material and operating costs more than offset the decrease in selling volumes. Also benefiting earnings by approximately 1.1%, 0.6% and 0.4% of net sales was lower than anticipated employee benefit costs, the reversal of prior year accruals for performance stock and lower amortization expense from adopting SFAS 142, respectively.

Performance Products:

Performance Products net sales were $114.7, an increase of 4.3% from the prior year period. Selling volumes increased approximately 4.3%, with all product lines contributing to the increase over the prior year period. Demand from the U.S. automotive and general industrial markets improved versus the prior year

            (Millions of dollars, except share and per share amounts)

period, however in the Europe region demand was lower. Exchange rate changes increased sales approximately 1.2% and selling prices decreased approximately 1.2%. The lower selling prices were primarily in the polymer additives product line, while other product lines were up slightly.

Earnings from operations improved to $11.7 or 10.2% of net sales, compared to $5.2 or 4.7% of net sales for the prior year period. The improvement in earnings from operations is the result of the leverage achieved from higher selling volumes and lower raw material and operating costs. Also benefiting earnings by approximately 0.8%, 0.5% and 0.3% of net sales were lower than anticipated employee benefit costs, the reversal of prior year accruals for performance stock and lower amortization expense from adopting SFAS 142, respectively.

Specialty Materials:

Specialty Materials net sales were $92.8, a decrease of 18.1% from the previous year period. Selling volumes decreased approximately 19.4%, excluding a 1.3% increase from acquisitions. The effect of exchange rate changes and selling prices were negligible. The decrease in selling volumes reflects the significant decrease in demand for commercial aircraft although military aircraft business remains strong.

Earnings from operations for the third quarter of 2002 were $15.8 or 17.0% of net sales, compared to $24.1 or 21.3% of net sales for the prior year period. The decline in earnings from operations reflects the decrease in selling volumes partially offset by efforts to keep costs aligned with demand. Also benefiting earnings by approximately 1.0%, 0.6% and 2.0% of net sales was lower than anticipated employee benefit costs, the reversal of prior year accruals for performance stock and lower amortization expense from adopting SFAS 142, respectively.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $43.8, an increase of 21.7% from the prior year period. Overall, selling volumes increased approximately 11.6%, selling prices increased approximately 8.6% and exchange rate changes increased sales approximately 1.5%. Earnings from operations were $5.0, as compared to an operating loss of $0.6 in the prior year period.

Benefiting earnings were higher acrylonitrile spreads, increased demand in the export markets for acrylonitrile, partly driven by third-party supply disruptions and lower energy costs, principally natural gas. The cost of propylene, the key raw material for acrylonitrile, was higher but acrylonitrile selling prices outpaced the propylene increases. Also benefiting earnings by approximately 0.6% and 0.5% of net sales was lower than anticipated employee benefit costs and the reversal of prior year accruals for performance stock, respectively.

NET SALES BY REGION

In the North America region (i.e., United States and Canada), net sales were $185.5 for the third quarter of 2002, down 4.0% from the prior year period. Overall, selling volumes decreased approximately 3.9% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 4.0%, Performance Products increased 6.4%, Specialty Materials decreased 16.6% and Building Block Chemicals increased 21.7%. Overall, selling prices were flat and the effect of exchange rate changes reduced sales approximately 0.1% in the region.

In the Europe/Mideast/Africa region, net sales were $82.7 for the third quarter of 2002, down 4.4% from the prior year period. Overall, selling volumes decreased approximately 9.0% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 3.6%, Performance Products decreased 2.7%, Specialty Materials decreased 24.3% and Building Block Chemicals increased 6.8%. Overall, selling prices increased approximately 0.2% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals

            (Millions of dollars, except share and per share amounts)

decreased 2.8%, Performance Products decreased 1.7%, Specialty Materials decreased 0.9% and Building Block Chemicals increased 17.0%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 4.4%.

In the Asia/Pacific region, net sales were $43.2 for the third quarter of 2002, up 5.9% from the prior year period. Overall, selling volumes increased approximately 3.8% in the region. Selling volumes in Water and Industrial Process Chemicals increased 16.8%, Performance Products increased 6.0%, Specialty Materials decreased 9.8% and Building Block Chemicals decreased 6.6%. Overall, selling prices increased approximately 0.8% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 1.2%, Performance Products decreased 6.8%, Specialty Materials decreased 1.7% and Building Block Chemicals increased 16.8%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 1.3%.

In the Latin America region, net sales were $21.4 for the third quarter of 2002, down 0.9% from the prior year period. Overall, selling volumes decreased 0.2% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 9.0% and Performance Products increased 10.1%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Exchange rate changes adversely affected sales by 10.8% but this was largely offset by selling price increases of approximately 10.1%, which were up 10.3% and 14.4% in the Water and Industrial Process Chemicals and Performance Products segments, respectively.

NINE MONTHS OF 2002 VERSUS NINE MONTHS OF 2001

Net sales for the nine months ended September 30, 2002 were $1,001.8, compared with $1,072.3 for the prior year period. The decrease was primarily due to a significant decrease in demand for commercial aircraft in the Specialty Materials segment, lower Water and Industrial Process Chemicals sales, particularly water treatment sales in the municipal water, paper and oilfield markets and lower phosphine chemical sales, and lower selling prices in the Building Block Chemicals segment, offset by an increase in selling volumes in the Performance Products segment.

Net sales in the United States were $520.1 for the nine months ended September 30, 2002, compared with $571.0 for the prior year period. International net sales were $481.7 for the nine months ended September 30, 2002, or 48.1% of total net sales, compared with $501.3, or 46.7% of total net sales for the prior year period.

Manufacturing cost of sales was $760.2 or 75.9% of net sales for the nine months ended September 30, 2002 and included net restructuring charges of $10.8 for plant closure, employee related costs and expenses associated with discontinuing a product line. Excluding these charges, manufacturing cost of sales was $749.4 or 74.8% of net sales for the nine months ended September 30, 2002. Manufacturing cost of sales was $821.6 or 76.6% of net sales for the prior year period and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reductions at the Fortier facility. Excluding these charges, manufacturing cost of sales was $817.0 or 76.2% of net sales for the prior year period. The adjusted period-over-period increase in gross profit margins was due to lower raw material and energy costs, particularly natural gas, partially offset by unfavorable product mix.

Selling and technical services expenses increased $4.5, research and process development expenses increased $1.4 and administrative and general expenses increased $3.7. Included in the nine months ended September 30, 2002 were net restructuring charges of $1.9, $1.0 and $0.9 in selling and technical services, research and process development and administrative and general, respectively, which primarily related to employee reductions in the Specialty Chemical and Specialty Material segments. Also, included in administrative and general expenses for the nine months ended September 30, 2002 were charges of $1.7 for fees incurred in connection with a favorable cash settlement of a prior years'

            (Millions of dollars, except share and per share amounts)

research and development tax credit claim with the IRS. Included in selling and technical services expenses for the nine months ended September 30, 2001 was a restructuring charge of $0.8, which related to the Company's share of personnel reductions at the Fortier facility.

After adjusting for these items, selling and technical services expenses increased $3.4, research and process development expenses increased $0.4 and administrative and general expenses increased $1.1. Selling and technical services and administrative and general expenses for the nine months ended September 30, 2002 benefited $0.7 and $1.2, respectively, from the reversal of prior year accruals for performance stock, which will not vest based on the performance targets. The benefits realized in selling and technical services and administrative and general expenses from the reversal of performance stock accruals were offset by increased accruals for incentive-based compensation. Incentive compensation is performance based and for the nine months ended September 30, 2002 assumes the Company will exceed several of its 2002 annual targets, whereas in the early part of 2001, it became apparent that economic conditions would prevent the Company from attaining several of its 2001 performance targets and incentive-based compensation accruals were reduced accordingly.

Amortization of acquisition intangibles was $2.3, down $7.2 from the prior year period as goodwill is no longer amortized under SFAS 142.

Other income, net was $2.4 for the nine months ended September 30, 2002 and included $1.0 from three minor land sales. Other income, net was $8.4 for the prior year period and included gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. The Company continues to seek opportunities to monetize excess assets, but does not expect any transactions significantly affecting other income, net for the remainder of 2002.

Equity in earnings of associated companies was $3.7 for the nine months ended September 30, 2002, compared to a loss of $1.7 in the prior year period. Included in the nine months ended September 30, 2002 and 2001 were restructuring charges of $0.4 and $2.3, respectively, related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility and CYRO's share of infrastructure restructuring at the Company's Fortier facility. Excluding these charges, equity in earnings of associated companies was $4.1 for the nine months ended September 30, 2002, compared to $0.6 for the prior year period. The increase in equity earnings of associated companies reflects cost cutting efforts and lower raw material costs at CYRO. Sales at associated companies were $226.3 for the nine months ended September 30, 2002 a decrease of 0.3% after excluding sales of the former AC Molding Compounds joint venture, which was shut-down in November 2001. Included in the nine months ended September 30, 2002 was a charge of $1.7 to reduce the carrying value of the Company's net investment in the one-third owned Polymer Additives.com, LLC joint venture to zero. Accordingly, the Company will no longer recognize its share of the joint venture's expected future losses. The terms of the joint venture agreement required the Company to make an additional contribution of $0.5 during October 2002 and this required contribution was included in the amount of the charge recognized in the nine months ended September 30, 2002. The Company is not obligated to make any further capital contributions.

Interest expense, net was $12.5 for the nine months ended September 30, 2002, compared to $15.0 for the prior year period. Included in the nine months ended September 30, 2002 was interest income of $2.0 received in connection with a favorable cash settlement of prior years' research and development tax credit claims with the IRS. The remainder of the decrease was due to higher interest income attributable to higher cash balances during the nine months ended September 30, 2002.

The income tax provision was $21.2 for the nine months ended September 30, 2002 and included a reduction of $6.0 in connection with a cash settlement of prior

            (Millions of dollars, except share and per share amounts)

years' research and development tax credit claims. Excluding this item, the effective tax rate continued to be 33.5%, down from 34.5% for the prior year period.

Earnings before extraordinary item for the nine months ended September 30, 2002 were $59.9, or $1.47 per diluted share, compared to $59.4, or $1.42 per diluted share for the prior year period. Included in the nine months ended September 30, 2002 were after-tax net restructuring charges of $10.0, or $0.25 per diluted share and a net credit of $6.2, or $0.15 per diluted share, related to a research and development tax credit refund. Included in the nine months of 2001 were after-tax restructuring charges of $5.0, or $0.12 per diluted share and after-tax goodwill amortization of $4.8, or $0.11 per diluted share, that is no longer required under SFAS 142. Excluding these items, earnings before extraordinary items for the nine months ended September 30, 2002 were $63.7, or $1.57 per diluted share, compared to $69.2, or $1.65 for the prior year period. The adjusted period-over-period decrease in net earnings was primarily due to the lower sales, particularly for large commercial aircraft in the Specialty Materials segment.

SEGMENT RESULTS

Water and Industrial Process Chemicals:

Water and Industrial Process Chemicals net sales were $240.7 for the nine months ended September 30, 2002, a decrease of approximately 6.0% from the prior year period. Selling volumes decreased approximately 5.9%, selling prices increased approximately 1.0% and the adverse effects of exchange rate changes decreased sales approximately 1.1%. The decreases in selling volumes were due to lower water treatment and paper chemical sales in the North American region, lower mining chemical sales in the Latin American region and lower phosphine sales in the Europe/Mideast/Africa and North American regions.

Earnings from operations were $18.7 or 7.8% of net sales for the nine months ended September 30, 2002, compared to $21.8 or 8.5% of net sales for the prior year period. The lower earnings from operations were primarily the result of lower sales and an unfavorable product mix offset by lower overall raw material costs, the reversal of prior year accruals for performance stock and lower amortization expense from adopting SFAS 142.


Performance Products:

Performance Products net sales were $340.9 for the nine months ended September 30, 2002, an increase of 0.9% from the prior year period. Selling volumes increased approximately 2.4%, with all product lines contributing to the increase over the prior year period. Demand from U.S. automotive and general industrial markets improved versus prior year period, however in the Europe region demand was lower. Selling prices decreased approximately 1.8% and the favorable effects of exchange rate changes increased sales approximately 0.3%. The lower selling prices were primarily in the polymer additives product line.

Earnings from operations for the nine months ended September 30, 2002 were $31.0 or 9.1% of net sales, compared to $15.4 or 4.6% of net sales for the prior year period. The improvement in earnings from operations is the result of the leverage achieved from higher selling volumes and lower raw material and operating costs. Also benefiting earnings was the reversal of prior year accruals for performance stock and lower amortization expense from adopting SFAS 142.

Specialty Materials:

Specialty Materials net sales were $299.4 for the nine months ended September 30, 2002, a decrease of 13.6% from the prior year period. Selling volumes decreased approximately 15.9%, excluding a 2.8% increase from acquisitions. The

            (Millions of dollars, except share and per share amounts)

effect of exchange rate changes were negligible, while selling prices were down approximately 0.5%. The decrease in selling volumes reflects the significant decrease in demand for commercial aircraft.

Earnings from operations for the nine months ended September 30, 2002 were $53.7 or 17.9% of net sales, compared to $82.5 or 23.8% for the prior year period. The decline in earnings from operations reflects the decrease in selling volumes, as noted above, partially offset by efforts to keep costs aligned with demand, the reversal of prior year accruals for performance stock and lower amortization expense from adopting SFAS 142.

Building Block Chemicals:

Building Block Chemicals net sales to external customers were $120.8 for the nine months ended September 30, 2002, a decrease of 8.6% from the prior year period. Selling volumes decreased approximately 0.4%, selling prices decreased approximately 8.7% and exchange rate changes increased sales approximately 0.5%. The decrease in selling prices was primarily due to lower acrylonitrile and acrylamide selling prices during the first half of 2002.

Earnings from operations were $3.4, as compared to the prior year period operating loss of $11.8. The improvement was due to higher acrylonitrile spreads driven by increased demand in the export markets for acrylonitrile and by third-party supply disruptions, lower energy costs, principally natural gas in the United States, and the reversal of prior year accruals for performance stock.

NET SALES BY REGION

In the North America region (i.e., United States and Canada), net sales were $562.4 for the nine months ended September 30, 2002, down 9.2% from the prior year period. Overall, selling volumes decreased approximately 7.5% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 11.5%, Performance Products increased 2.2%, Specialty Materials decreased 10.1% and Building Block Chemicals decreased 17.2%. Overall, selling prices decreased approximately 1.6% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 0.2%, Performance Products decreased 1.2%, Specialty Materials decreased 0.3% and Building Block Chemicals decreased 9.7%. For the region overall, the effect of exchange rate changes reduced sales approximately 0.1%.

In the Europe/Mideast/Africa region, net sales were $241.8 for the nine months ended September 30, 2002, down 6.1% from the prior year period. Overall, selling volumes decreased approximately 6.8% in the region. Selling volumes in Water and Industrial Process Chemicals increased 0.6%, Performance Products decreased 0.9%, Specialty Materials decreased 21.4% and Building Block Chemicals increased 10.1%. Overall, selling prices decreased approximately 1.3% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 2.0%, Performance Products decreased 1.8%, Specialty Materials decreased 0.8% and Building Block Chemicals increased 0.1%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 2.0%.

In the Asia/Pacific region, net sales were $136.9 for the nine months ended September 30, 2002, up 9.1% from the prior year period. Overall, selling volumes increased approximately 14.7% in the region. Selling volumes in Water and Industrial Process Chemicals increased 18.6%, Performance Products increased 10.0%, Specialty Materials decreased 12.6% and Building Block Chemicals increased 27.2%. Overall, selling prices decreased approximately 6.1% in the region with the segment breakdown as follows: Water and Industrial Process Chemicals decreased 1.7%, Performance Products decreased 5.7%, Specialty Materials decreased 1.2% and Building Block Chemicals decreased 11.5%. For the region overall, the favorable effect of exchange rate changes increased sales approximately 0.5%.

            (Millions of dollars, except share and per share amounts)

In the Latin America region, net sales were $60.7 for the nine months ended September 30, 2002, down 13.3% from the prior year period. Overall, selling volumes decreased approximately 11.3% in the region. Selling volumes in Water and Industrial Process Chemicals decreased 13.7% and Performance Products decreased 1.3%. Sales in the Specialty Materials and Building Block Chemicals segments are relatively small in this region and, accordingly, comparisons are not meaningful. Overall, selling prices increased approximately 6.8% in the region. Water and Industrial Process Chemicals increased 10.9% and Performance Products increased 2.8%. For the region overall, the adverse effect of exchange rate changes reduced sales approximately 8.8%.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2002, the Company's cash balance was $166.5, an increase of $82.9 from year-end 2001.

Net cash flows provided by operating activities were $137.1 for the nine months ended September 30, 2002, compared with net cash flows provided by operating activities of $79.9 for the nine months ended September 30, 2001.

Accounts payable increased over the prior year-end, but the impact on cash flows as compared to the prior period was magnified by a significant decrease in payables for the nine months ended September 30, 2001. The opening balance for 2001 reflected higher raw material and natural gas prices related to production levels in the fourth quarter of 2000. Payment of these balances and lower production levels in response to the economic conditions last year resulted in a significant use of cash related to accounts payable in 2001. Conversely, as volumes have increased in 2002, the payable balance has also increased. Accrued expenses increased over the prior year period due largely to the timing of payroll tax payments and increases in incentive-based compensation and profit sharing accruals. The impact on cash flows as compared to the prior period is again magnified by the events of 2001. Incentive and profit sharing payments are generally accrued in one year and paid out in the first quarter of the next year. In 2001, incentive and profit sharing payments for 2000 were made in the first quarter, but by September 30, 2001 it was clear that several 2001 targets would not be achieved so the accruals were reduced and payments in 2002 were minimal. Current year accruals are at a higher level. As a result, accrued expenses reflect a significant use of cash in 2001, but represent a source of cash for the current period. Income taxes payable in 2001 included a payment of $26.6 related to the gain on the sale of the Paper Chemicals business in the fourth quarter of 2000. In the current period, the Company settled an IRS claim related to prior years' research and development tax credits and received a cash refund of $6.0.

Net cash flows used for investing activities totaled $32.6 for the nine months ended September 30, 2002, compared with $54.9 for the nine months ended September 30, 2001. Included in 2001 was $9.0 funding for three small acquisitions. Capital spending for the nine months ended September 30, 2002 was $38.0, compared with $48.2 for the nine months ended September 30, 2001. The Company expects quarterly spending to increase over the next several quarters as the Specialty Chemical research laboratory renovation progresses. The Company now expects capital spending for the full year 2002 to be in the range of $55.0 to $60.0.

The Company believes that, based on its expected operating results for 2002, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2002. For further discussion on risks, see Quantitative and Qualitative Disclosures about Market Risk, Significant Accounting Estimates and Comments on Forward-Looking Statements below.

Net cash flows used for financing activities totaled $22.6 for the nine months ended September 30, 2002, compared with net cash flows used for financing activities of $38.0 for the nine months ended September 30, 2001. Included in the nine months ended September 30, 2002 was a payment of $5.4 related to the purchase of the amino coatings resins business of BIP Limited in 1999.

In connection with the stock repurchase program discussed below, during the nine months ended September 30, 2002, the Company purchased 733,382 shares of common

            (Millions of dollars, except share and per share amounts)

stock at a cost of $20.3. During the nine months ended September 30, 2001 the Company purchased 1,601,300 shares of common stock at a cost of $48.8.

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are utilized for stock option plans, benefit plans and other corporate purposes. Through September 30, 2002, the Company had repurchased 2,606,173 shares at a cost of $78.1 under this authorization.

In connection with the Company's stock repurchase program, the Company may sell put options to institutional investors in private placements exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended September 30, 2002 the Company sold 100,000 put options that were originally scheduled to expire in September 2002 at an exercise price of $29.505 per share. The Company received premiums of approximately $0.2 on the sale of such options. Subsequently, the terms were amended to extend the maturity date to March 2003, for which the Company received an additional premium of approximately $0.1. During the nine months ended September 30, 2001, the Company sold an aggregate of 300,000 put options at exercise prices ranging from $31.347 to $32.490 per share. The Company received premiums of approximately $0.6 on the sale of such options. During the third quarter of 2001, 140,000 of the put options expired unexercised and the holders elected to exercise the remaining 160,000 put options. As a result, the Company purchased 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly "out of the money" at the time and 100,000 shares of its common stock at an exercise price of $32.490 per share.

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

The Company has the intent and ability (as demonstrated by the credit agreements discussed in the preceding paragraph) to refinance on a long-term basis the $100.0 principal amount of 6.50% Notes due March 15, 2003.

OTHER

The majority of the Company's pension plans' assets and liabilities are measured at December 31 each year for financial reporting purposes. Recent market returns on assets, particularly this year, have been poor. Additionally, with the decline in interest rates, the Company expects a corresponding decrease in the discount rate used to estimate its pension liabilities, which increases the value of the Company's pension liabilities. Based on actual year to date asset returns and current interest rates, both as of September 30, 2002, the Company expects to record a non-cash after-tax minimum pension liability charge to Other Comprehensive Income of approximately $100.0 at December 31, 2002. If asset returns improve before year-end or interest rates increase, the charge will be lower or none at all. If conditions worsen the charge will increase. This charge does not impact 2002 reported earnings and does not necessarily impact future cash contributions required to be made to the pension trusts. However, based on those assumptions, the Company expects higher pension expense in 2003 partially offset by lower costs in other benefit plans.

2002 Outlook:

With better than expected results in the third quarter of 2002, the Company has revised upward its full-year 2002 EPS estimate to a range of $1.87 to $1.92 from $1.65 to $1.75. This estimate excludes net restructuring charges from the first quarter and the net benefit of the prior years' research and development tax

            (Millions of dollars, except share and per share amounts)

credits recorded in the third quarter. The 2002 fourth quarter estimate is essentially unchanged at $0.30-$0.35. The following are the full-year expectations for the individual segments.

In Specialty Chemicals, the Company's expectation is for the economy in the fourth quarter of 2002 to continue as-is although it typically has a seasonal dip in sales. For full year 2002, the Water and Industrial Process Chemicals segment, sales and earnings are expected to be down slightly, while in the Performance Products segment, the expectation is for sales to increase about 3% and earnings to about double over the prior year.

In the Specialty Materials segment, build rates for large commercial aircraft are declining in line with the Company's original guidance, but the market for smaller aircraft, particularly business jets, is weakening, and those customers are working down inventory levels. The military business remains strong. The Company now expect sales for the full year to decline 15% and earnings to be 35 to 40% lower than 2001.

In the Building Block Chemicals segment, propylene costs are peaking but the expected downturn in cost is less than expected from the guidance provided last quarter. Acrylonitrile selling prices increased and expectations is for them to remain at these levels for the fourth quarter. Natural gas costs will increase slightly over third quarter levels. Demand side indicators are that the Fortier plant will continue to run at the higher third quarter 2002 levels. The net result of the above should be full year earnings in a range around $5.0.

Recently Issued Statements of Financial Accounting Standards:

For information on recent accounting pronouncements see Note 5 of the Notes to Consolidated Financial Statements.

Significant Accounting Estimates:

Accounting principles generally accepted in the United States of America require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the financial statements and the notes thereto. The areas discussed below involve the use of significant judgment in the preparation of the Company's consolidated financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.

Retirement Plans

Certain assumptions are used in the calculation of the actuarial valuation of the Company-sponsored defined benefit pension plans. These assumptions include the discount rate used to estimate pension liabilities, expected return on assets, rates of future compensation increases, retirement age and mortality rates. Changing these assumptions will impact the amount of pension expense to be recognized. For example, increasing/decreasing the discount rate used to estimate pension liabilities by 0.25% decreases/increases pension expense by $0.9 and increasing/decreasing the expected return on plan assets by 0.25% decreases/increases pension expense by $0.8.

For more information see "Significant Accounting Estimates" under Item 7 of the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2002 and incorporated by reference herein.


COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by the Company in the Quarterly Report on Form 10-Q, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and other periodic reports to the

            (Millions of dollars, except share and per share amounts)

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; the financial well-being of end consumers of the Company's products, particularly the airline industry; changes in demand for the Company's products or in the quality, costs and availability of its raw materials; costs and availability of natural gas; customer inventory destocking; the actions of competitors; currency exchange and interest rate fluctuations; the success of our customers' demands for price decreases; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations; governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; energy costs; returns on employee benefit plans assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; war, terrorism or sabotage; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.


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

During the nine months ended September 30, 2002 the Company sold 100,000 put options that were originally scheduled to expire in September 2002 at an exercise price of $29.505 per share. The Company received premiums of approximately $0.2 on the sale of such options. Subsequently, the terms were amended to extend the maturity date to March 2003, for which the Company received an additional premium of approximately $0.1. In lieu of purchasing the shares from the put option holder, the Company has the right to elect settlement by paying the holder of the put options the excess of the strike price over the then market price of the shares in either cash or additional shares of the Company's common stock (i.e., net cash or net share settlement).

            (Millions of dollars, except share and per share amounts)

Beginning in 2002, the Company expanded its hedging program to include the use of natural gas swaps to hedge utility requirements at certain of its other facilities. These swaps, which are financially settled, are highly effective at achieving offsetting cash flows of the underlying natural gas purchases. As of September 30, 2002, the fair value of these swaps was $0.1, which will be reclassified into Manufacturing Cost of Sales during the three months ending December 31, 2002 as these swaps are settled.


Item 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Cytec and/or American Cyanamid Company ("Cyanamid"), the Company's former parent company, are among several defendants in more than 35 cases, pending in various state and federal courts, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. Cytec has an agreement to indemnify Cyanamid in connection with such suits. The different suits were brought by government entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including funds for the cost of monitoring, detecting and removing lead based paint from buildings; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company and Cyanamid believe that the suits against them are without merit and are vigorously defending against all such claims.

The Company has access to a substantial amount of primary and excess general liability insurance for property damage under the policies of Cyanamid. The Company believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead related property damage. The Company is currently pursuing an agreement with various of its insurers concerning coverage with respect to the claims asserted in these suits.

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

In addition to liabilities with respect to the specific cases described above, because the production of certain chemicals involves the use, handling, processing, storage, transportation and disposal of hazardous materials, and because certain of the Company's products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that, as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials.

Furthermore, the Company also has exposure to present and future claims with respect to workplace exposure, workers' compensation and other matters, arising from past events.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See Note 10 of the Notes to Consolidated Financial Statements contained in Part I, Item 1 for a description of certain put options sold by the Company.

Item 5. OTHER INFORMATION

The Company has rescheduled its next annual meeting of Common Stockholders to April 17, 2003 from May 12, 2003 as was previously reported.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a). EXHIBITS

See Exhibit Index on page 33 for exhibits filed with this Quarterly Report on Form 10-Q.

        (b). REPORTS ON FORM 8-K

The Company has not filed a current report on Form 8-K during the third quarter of 2002.

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


                                          CYTEC INDUSTRIES INC.



                                        By:/s/James P. Cronin
                                        ---------------------
                                            James P. Cronin
                                            Executive Vice President and Chief
                                            Financial Officer

October 31, 2002

                                 CERTIFICATIONS

I, David Lilley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cytec Industries
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David Lilley
-----------------------
David Lilley
Chairman, President and
Chief Executive Officer
October 31, 2002

                                 CERTIFICATIONS

I, James P. Cronin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cytec Industries
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James P. Cronin
----------------------------
James P. Cronin
Executive Vice President and
Chief Financial Officer
October 31, 2002

EXHIBIT INDEX

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2002 and 2001

99.1 Material Incorporated by reference from the 2001 Annual Report on Form 10-K and with respect to Item 8 on Form 10-K/A

99.2 Certification of David Lilley, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.3 Certification of James P. Cronin, Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002