Form 10-K
period 2002-12-31
CYTEC INDUSTRIES INC/DE/
filed 2003-02-21
CIK 912513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12372

Cytec Industries Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3268660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Garret Mountain Plaza West Paterson, New Jersey (Address of principal executive offices)	07424 (Zip Code)

Registrant’s telephone number, including area code (973) 357-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑    No ☐.

At June 28, 2002, the aggregate market value of common stock held by non-affiliates was $1,231,616 based on the closing price ($31.44) of such stock on such date.

There were 38,845,097 shares of common stock outstanding on January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K

Portions of Proxy Statement for 2003 Annual Meeting Of Common Stockholders, dated March 5, 2003.	Parts III, IV

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-K TABLE OF CONTENTS

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by the Company in the Annual Report on Form 10-K, or in other documents, including but not limited to Chairman, President and Chief Executive Officer’s letter to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company’s (including its segments) outlook for the future, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, cost reduction strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; the financial well-being of end consumers of the Company’s products, particularly the airline industry; changes in demand for the Company’s products or in the quality, costs and availability of its raw materials and energy; customer inventory destocking; the actions of competitors; currency exchange and interest rate fluctuations; technological change; the Company’s ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations; governmental funding for those military programs that utilize the Company’s products; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; returns on employee benefit plans assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company’s filings with the Securities and Exchange Commission.

AVAILABLE INFORMATION

The Company maintains a website that contains various information on the Company and its products. It is accessible at www.Cytec.com. Through the Company’s website, shareholders and the general public may access free of charge (other than any connection charges from internet service providers) filings the Company makes with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Part I

Item 1.	BUSINESS

The Company is a global specialty chemicals and specialty materials company that focuses on value-added products. The Company serves major markets for aerospace, water treatment and mining, automotive and industrial coatings, plastics and chemical intermediates. The Company manufactures the vast majority of its products and sells its products worldwide. The Company had net sales of $1,346.2 million and earnings from operations of $117.4 million in 2002. In addition, the Company has a 50% interest in each of two unconsolidated associated companies, and a one-third interest in a third. The associated companies had aggregate net sales of $307.5 million and gross profit of $60.5 million in 2002. The Company reported $6.1 million of equity in earnings of associated companies in 2002.

The Company operates in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. Water and Industrial Process Chemicals principally include water treating chemicals, mining chemicals and phosphine chemicals and before November 2000, paper chemicals. Performance Products principally include coating chemicals, performance chemicals and polymer additives. Specialty Materials principally include advanced composites and adhesives. Building Block Chemicals principally include acrylonitrile, acrylamide, hydrocyanic acid, melamine and sulfuric acid. The Company characterizes its businesses as platform businesses and value businesses. Platform businesses are those businesses the Company believes have a competitive advantage to grow organically and by extension through strategic acquisitions. The Company expects these businesses to have sales growth over a business cycle considerably in excess of growth in gross domestic product. The Company also expects its platform businesses will need investment in research and development and possibly in capital to increase global capacity to support sales growth. Value businesses are those businesses without the same growth characteristics and which are expected to build sales and profit growth through greater focus on manufacturing productivity. Value businesses will be expected to provide significant free cash flow and to increase their economic value with a greater focus on asset management. The Company’s platform businesses are water treating chemicals, mining chemicals, phosphine chemicals, coating chemicals, performance chemicals and specialty materials. The Company’s value businesses are polymer additives and building block chemicals.

The Company’s management regularly reviews the business portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of or withdraw certain product lines and/or acquire additional product lines or technologies. Additionally, regular reviews are performed of the cost effectiveness and profitability of plant sites or individual facilities within such sites. In management’s opinion, the financial impact of a disposal or withdrawal of certain product lines together with the impact on plant sites will not have a material adverse effect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

The Company completed three acquisitions during 2001 and two divestitures during 2000. See Note 2 of the Notes to the Consolidated Financial Statements.

Unless indicated otherwise, the terms “Company” and “Cytec” each refer collectively to Cytec Industries Inc. and its subsidiaries. Cytec was incorporated as an independent public company in December 1993.

WATER AND INDUSTRIAL PROCESS CHEMICALS SEGMENT

The Water and Industrial Process Chemicals segment had net sales to external customers of approximately $331.2 million in 2002 and $335.0 million in 2001, or approximately 24.6% and 24.2%, respectively, of the Company’s net sales in such years. Many of the Company’s products in this segment are manufactured using acrylamide, one of the Company’s building block chemicals.

Set forth below are the Company’s primary product lines and major products in the Water and Industrial Process Chemicals segment, and their principal applications.

Product Line	Major Products	Principal Applications

Water treating chemicals(1)	Flocculants, coagulants, filter aids, drilling mud additives, biocides	Water and wastewater treatment, oil field drilling

Mining chemicals(1)	Reagents, promoters, collectors, frothers, flocculants, defoamers, depressants, filter aids	Mineral, sulfide ore, alumina and coal processing

Phosphine chemicals	Phosphine and phosphine derivatives for mineral recovery and metals processing, solvent extractants, catalyst ligands, chemical and pharmaceutical intermediates, electronics, fumigation	Metal and mineral separation, catalysts, electronics, chemical and pharmaceutical processing and agricultural fumigants

(1)	Sales of this product line are also made by Mitsui Cytec Ltd. (“Mitsui Cytec”), an unconsolidated associated company owned 50% by Mitsui Chemicals, Inc. See “Associated Companies.”

Water Treating Chemicals: The Company’s water treating chemicals product line consists primarily of the manufacture and sale of products for use in such applications as sewage conditioners for municipal wastewater treatment, as treatments in industrial waste streams to remove suspended solids, as treatments of municipal drinking water and industrial influent water supplies, and as drilling mud conditioners for oil service companies. Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for the Company’s water treating chemicals. To support this growing demand, Cytec completed significant expansions at its Mobile, Alabama and Bradford, England plants during 2001. Although Cytec sold its paper chemicals product line in two separate transactions in late 2000, it retained all of its production facilities, which are also used in its water treating and mining chemicals product lines, and Cytec now produces paper chemicals under a long term supply agreement for the purchasers of its paper chemicals product line. Cytec also retained its paper wastewater treating product line.

Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts generally are awarded on a competitive bid basis, and for those industrial applications where technical service is not an important factor. Cytec markets its water treating chemicals through a specialized sales and technical services staff with an emphasis on sales to global full-service water treatment companies.

Mining Chemicals: The Company’s mining chemicals product line is primarily used in applications to separate minerals from ores. The Company has leading positions in the copper processing industry, particularly in the flotation of sulfide ores, and in the alumina processing industry, where its patented HxPams are particularly effective at the flocculation of “red mud.” The Company also sells phosphine chemicals specialty reagents which have leading positions in cobalt/nickel separation and copper sulfide recovery applications. The Company strives to develop new technologies as well as new formulations tailored for specific applications. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company’s products have processing applications. The Company’s mining chemicals product lines are marketed primarily through a specialized sales and technical services staff. Cytec expects to continue expanding its sales presence in South America, Asia and Australia, the growth markets for the Company’s mineral processing chemicals.

Phosphine Chemicals: The Company’s phosphine chemicals are utilized for a variety of applications. The Company is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and has significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. The Company acquired a phosphine fumigants product line in 1999. The Company marketed phosphine fumigants in the United States as an alternative to methyl bromide, which is required to be phased out by the end of 2004 due to its ozone depleting characteristics. Sales of phosphine fumigants are dependent upon obtaining and maintaining necessary registrations and approvals from applicable regulatory agencies and the Company is seeking product registrations for its fumigants in additional countries. The Company also seeks to broaden its product line through development of additional proprietary technologies for pharmaceuticals, specialty chemicals catalysts and reactive intermediate applications. The Company recently increased its plant capacity to meet increased customer demand and will consider further increases to meet future growth opportunities.

PERFORMANCE PRODUCTS SEGMENT

The Performance Products segment had net sales to external customers of approximately $452.3 million in 2002 and $434.7 million in 2001, or approximately 33.6% and 31.3%, respectively, of the Company’s net sales in such years. Set forth below are the Company’s primary performance products product lines, major products and their principal applications.

Product Line	Major Products	Principal Applications

Coatings chemicals(1)	Melamine and urea cross-linkers	High performance automotive, appliance, metal container and metal coil coatings, and paint finishes for plastic, wood and metal

Performance chemicals	Acrylamide-based monomers, surfactants, formulated urethanes and epoxies, and urethane chemicals	Emulsion polymers, radial tire adhesion promoters, adhesives, inks and potting compounds

Polymer additives	Ultraviolet light absorbers and stabilizers, antioxidants	Plastics, coatings, fibers

(1)	Sales of this product line are also made by Mitsui Cytec. See “Associated Companies.”

Coatings Chemicals: The Company believes that it is the largest global supplier of amino coating resins (“Resins”), which the Company markets primarily for industrial coatings applications under the CYMEL® trademark. The Company sells Resins worldwide to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. As part of the project to consolidate and increase the flexibility of the Company’s global Resins production, the Company completed an expansion of its Resins production capacity at its Lillestrom, Norway plant in the second half of 2001. The Company transferred production to this facility from a former tolling facility near the end of 2002. Many of the Company’s Resins are manufactured using melamine, one of the Company’s building block chemicals.

The Company markets coating chemicals through a specialized sales and technical service staff. Sales are typically made directly to large customers and through distributors to smaller customers.

Performance Chemicals: The Company’s performance chemicals have different functionalities and are sold into varied end use applications. The largest product group is a line of adhesion promoters sold under the CYREZ® trademark. Adhesion promoters are used globally in the rubber industry, the major application being in the manufacture of tires. The Company’s adhesion promoters are manufactured using melamine, one of the Company’s building block chemicals.

The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications.

The Company also manufactures and markets urethane chemicals and formulated urethane and epoxy systems. The Company’s urethane chemicals are sold primarily for use in high performance coating applications and inks and adhesives and formulated urethane systems are sold primarily for use as potting compounds in electrical applications.

The Company markets its performance chemicals through several specialized sales and technical service staffs. Sales are typically made directly to large customers and through distributors to smaller customers. The Company has achieved growth in its performance chemicals sales by finding new applications for its existing products. The Company continues to seek additional new applications.

Polymer Additives: The Company is a significant global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. Typical end use applications of the Company’s products include a wide variety of polyolefins that are used in agricultural films, toys, lawn furniture and automotive applications, fibers for carpets, spandex applications, engineered plastics and automotive coatings. Ciba Specialty Chemicals AG is the dominant competitor in this product line. The Company seeks to enhance its position with new products based on proprietary chemistries and solutions-based technical support. In 2001 the Company launched its CYASORB THT family of light stabilizers based on the Company’s proprietary hindered amine light stabilizer and triazine chemistries. These chemistries provide much higher efficiency as ultraviolet light stabilizers than previous technologies.

The Company markets polymer additives through a dedicated sales and technical service staff. Sales are typically made directly to large customers and through distributors to smaller customers. The Company owns a one-third interest in PolymerAdditives.com, LLC, a business-to-business Internet joint venture formed by the Company, GE Specialty Chemicals, Inc. and Albemarle Corporation. PolymerAdditives.com offers customers the convenience of purchasing a variety of brand name polymer additives, including the Company’s light stabilizers and antioxidants, from one source with one order. During 2002, the Company reduced the carrying value of its net investment in this company to zero. Accordingly, the Company will no longer recognize its share of the joint venture’s expected future losses. The Company is not obligated to make any further capital contributions and is assessing the value of its distribution alternatives.

SPECIALTY MATERIALS SEGMENT

The Specialty Materials segment had net sales to external customers of approximately $395.5 million in 2002 and $450.2 million in 2001, or approximately 29.4% and 32.5%, respectively, of the Company’s net sales in such years. The specialty materials segment principally manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, and aircraft brakes and high performance automotive applications such as F-1 racing cars.

Cytec Engineered Materials: The Company is the major global supplier of aerospace structural film adhesives and one of two major suppliers of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers (such as carbon) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. The Company acquired 3M’s composites business in 2001 to provide additional customer qualifications and new products.

The primary applications for both aerospace adhesives and advanced composites are commercial airliners, regional and business jets, military aircraft, satellites and launch vehicles, high performance automotive and specialty applications. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial program in the Western world has qualified and uses certain of the Company’s products. Current military programs such as the F/ A-22 and

F/A-18 combat aircraft and the C-17 transport aircraft are examples of programs reliant on the Company’s products. In 2001 the Company was also named as the sole source provider of structural composites for the F-35 Joint Strike Fighter which is in development by a team led by Lockheed. The reduction in air passenger traffic after September 11, 2001 has caused financial problems for the airline industry with a consequential reduction in overall demand for large aircraft. The Company anticipates, however, that the long-term trend of growth in passenger air miles will recover.

Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass and phenolic resins are primarily used for secondary structure applications such as fairings and interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. In addition, the Company’s ablatives are used in manufacturing rocket nozzles and the Company’s carbon/carbon products are used in manufacturing aircraft and other high performance brakes.

The Company’s aerospace adhesives and advanced composites also have various applications in industrial, high performance automotive and selected recreational products. The Company is seeking to leverage its engineered materials portfolio with customers in these and other new markets.

The Company purchases from third parties all of the aramid and glass fibers and much of the carbon fibers and base resins used in the manufacture of composites. Other carbon fibers are sourced directly from Cytec Carbon Fibers as discussed below. See “Customers and Suppliers” and Item 3, “Legal Proceedings.”

The Company markets aerospace materials through a dedicated sales and technical service staff typically direct to customers.

Cytec Carbon Fibers: In 2001 the Company acquired BP’s carbon fibers business to enhance its ability to maintain a high quality, low cost supply of carbon fiber for its advance composite products.

The Company manufactures and sells various high performance grades of both PAN (polyacrylonitrile) type and pitch type carbon fibers. Carbon fibers are mainly used as a reinforcement material for plastics used in the aerospace and certain other industries and have many advantageous characteristics such as light weight, tensile strength and heat resistance.

Over 50% of the Company’s carbon production is utilized internally as reinforcement in producing certain of the Company’s advanced composites. The remainder is sold to third parties through a direct sales force.

BUILDING BLOCK CHEMICALS SEGMENT

The Building Block Chemicals segment had net sales to external customers of approximately $167.2 million in 2002 and $167.2 million in 2001, or approximately 12.4% and 12.1%, respectively, of the Company’s net sales in each year.

Building block chemicals are manufactured primarily at the Company’s world-scale, highly integrated Fortier facility. The Fortier facility is located on the bank of the Mississippi River near New Orleans, Louisiana and has ready access to all major forms of transportation and supplies of raw materials.

Acrylonitrile and Hydrocyanic Acid: The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to approximately 25% will be sold pursuant to a long term supply agreement and 25% through a long term distribution agreement, the first of which provides for a cost based price through the first quarter of 2005 and the second of which provides for a market based price. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene, which is the largest component of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially all of the hydrocyanic acid produced by the Company is sold to CYRO Industries (“CYRO”), an unconsolidated associated company, as a raw material for methyl methacrylate (“MMA”) under two long-term contracts, one of which expires in mid 2003. The Company is in the process of negotiating an extension of this agreement. The

Company is currently operating the plant at 100% capacity utilization, up from 75% utilization for a significant part of the first half of 2002 because of poor market conditions for acrylonitrile.

Other Building Block Chemicals: The Company also manufactures and sells acrylamide, melamine and sulfuric acid. The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of 200 million pounds for the production of certain products for the Company’s water treating chemicals, mining chemicals and performance chemicals product lines. The remainder of the Company’s production is sold to third parties. The Company manufactures acrylamide at its Fortier facility and at its Botlek facility in The Netherlands.

American Melamine Industries (“AMEL”), a 50% owned manufacturing joint venture with a subsidiary of DSM N.V., operates a melamine manufacturing plant with annual production capacity of approximately 160 million pounds at the Fortier facility. DSM, which is the world’s leading manufacturer of melamine, makes its melamine expertise available to AMEL under a license agreement. The Company anticipates that over the near term it will use internally up to 80% of its 50% share of AMEL’s annual melamine production, primarily for the production of Resins. The remainder of the Company’s share of production is sold to third parties. AMEL is the only North American manufacturer of melamine.

The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO’s spent sulfuric acid arising from the manufacture of MMA under a long-term service contract. This agreement is scheduled to expire at the end of 2003 and the Company is currently in the process of negotiating an extension.

The Company mothballed its only ammonia plant in 2001. The ammonia plant had been using higher cost, domestic natural gas as a raw material and consequently was not competitive with foreign sourced material. It is unlikely that the plant will restart.

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

ASSOCIATED COMPANIES

The Company has an ownership interest in three unconsolidated associated companies as described below.

CYRO Industries (50% owned): CYRO manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE® trademark and MMA. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.S. CYRO closed its Canadian manufacturing plant in 2001 in order to enhance its overall manufacturing efficiency. The Company’s partner in CYRO, an indirect subsidiary of Degussa A.G., has an affiliate, Rohm GmbH and Co. KG., that manufactures and sells acrylic sheet and molding compounds products and MMA primarily in Europe and makes its technological expertise available to CYRO.

CYRO uses much of the MMA it manufactures as a raw material in the manufacture of acrylic sheet and molding compounds and it sells the remainder to third parties. CYRO’s world-scale MMA manufacturing facility is an integrated part of the Company’s Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. CYRO’s annual MMA production capacity is approximately 290 million pounds.

Mitsui Cytec (50% owned): Mitsui Cytec manufactures and sells Resins in Japan and manufactures certain water treating and mining chemicals in Japan that it sells throughout Asia. The Company has licensed certain of its technologies to Mitsui Cytec on an exclusive basis in Japan and on an exclusive and non-exclusive basis in other parts of Asia.

PolymerAdditives.com LLC (33 1/3% owned): Cytec, GE Specialty Chemicals, Inc. and Albemarle Corporation each own a one-third interest in this business-to-business Internet joint venture which distributes a broad line of polymer additive products. See “Performance Products Segment – Polymer Additives.”

COMPETITION

The Company operates in a highly competitive marketplace. It competes against a number of other companies in each of its product lines, although none of such companies competes with the Company in all of its product lines. The Company’s competitors are both larger and smaller than the Company in terms of resources and market shares. Competition is generally based on product performance, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.

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

CUSTOMERS AND SUPPLIERS

The Company has a diversity of product lines and in 2002, no customer accounted for more than 10% of the Company’s net sales. Sales to the Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $150 million, or 11% of consolidated net sales, in 2001, and approximately $153 million, or 10% of consolidated net sales, in 2000. See also the discussion above of the acrylonitrile long-term contracts under “Building Block Chemicals – Acrylonitrile” and the discussion of sales to CYRO and other associated companies in Note 5 of the Notes to the Consolidated Financial Statements.

With respect to suppliers, the Company’s vertical integration (i.e., its manufacture of intermediates used to manufacture certain water treating chemicals, mining chemicals, coating chemicals and performance chemicals and its manufacture of carbon fibers for advanced composites) helps protect it from being reliant on other companies for many significant intermediates. The significant raw materials required to manufacture the Company’s building block chemicals are natural gas, propylene, and sulfur, which are readily available. Natural gas is an important indirect raw material for many of the Company’s products, including Resins. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the United States has been volatile during the past few years and is significantly above the price in many other parts of the world. While the Company has not had any problems obtaining the natural gas that it needs, because many of the Company’s products compete with similar products made with less expensive natural gas available elsewhere, the Company may not be able to recover any or all of the increased cost of gas in manufacturing its products. The Fortier facility is served by a single propylene pipeline owned by a supplier, although the Company has made arrangements to allow other suppliers to use part of the pipeline’s capacity.

The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of cationic monomers from a single supplier under a long-term agreement. Cationic monomers are important raw materials in the water treating chemicals and mining chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers that are used in many of the Company’s advanced composite products. Availability of certain carbon fibers has occasionally been quite limited, although availability has recently been adequate. The risk of future carbon fiber supply limitations is reduced now that the Company manufactures some of its own carbon fibers.

A number of the Company’s customers operate in cyclical industries such as the aerospace, automotive and paper industries. As a result, demand for the Company’s products from customers in such industries is also cyclical. In addition, the profitability of sales of certain of the Company’s building block chemicals varies due to the cyclicality typically experienced with respect to the amount of industry wide capacity dedicated to producing such chemicals and the amount of end user demand.

INTERNATIONAL

The Company operates on a worldwide basis with manufacturing plants located in eight countries (other than the United States). Export sales to unaffiliated customers from the United States were $164.7 million for 2002, $185.3 million for 2001 and $188.8 million for 2000 or approximately 12%, 13% and 12% of net sales in such years, respectively.

The Company markets its products internationally through Company sales offices, distributors and one associated company as described above. Foreign sales were approximately 49% in 2002, 47% in 2001 and 46% in 2000, of net sales to unaffiliated customers.

The Company’s identifiable assets located outside of the United States, by geographical region, at year end 2002 and 2001 are set forth in Note 17 of the Notes to the Consolidated Financial Statements.

International operations are subject to various risks which may not be present in domestic operations including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, instabilities of foreign currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. The Company does not currently believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing foreign operations.

RESEARCH AND PROCESS DEVELOPMENT

During 2002, 2001 and 2000, the Company expended an aggregate of approximately $33.7 million, $32.4 million and $38.6 million, respectively, on Company-sponsored research and process development activities. Company research and process development expenses declined in 2001 primarily as the result of the divestiture of the Company’s paper chemicals business in late 2000.

TRADEMARKS AND PATENTS

The Company has approximately 1,500 United States and foreign patents and also has trademark applications and registrations for approximately 150 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company’s patents will not be challenged, and it cannot predict the outcome of any challenge.

EMPLOYEES

Approximately 4,250 employees are engaged in the operations of the Company, excluding employees of associated companies. Approximately 2,100 of the Company’s employees are covered by union contracts. The Company believes that its relations with both employees and the related union leaderships are generally good.

OPERATING RISKS

The Company’s revenues are largely dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. In addition, the Company’s operations can be adversely affected by raw material or energy supply disruptions, labor force shortages or work stoppages and events impeding or increasing the cost of transporting the Company’s products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties.

The Company’s operations are also subject to various hazards incident to the production of industrial chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. Under certain circumstance, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of the Company’s locations may result in the Company being named as a defendant in lawsuits asserting potentially large claims.

The Company utilizes third party insurance to cover portions of certain of these risks to the extent that coverage is available and can be obtained on terms the Company believes are economically justifiable. After September 11, 2001, the availability of property insurance in particular became much tighter. The Company declined to obtain coverage for terrorist acts since it was not available at economic rates, and in response to an approximate tripling in proposed rates, the Company increased certain of its deductibles and self-retention amounts primarily in the area of property insurance.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and foreign laws and regulations which impose stringent requirements for the control and abatement of air and water pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.

In particular, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and various other federal and state laws, a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the facility. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, pursuant to the Resource Conservation and Recovery Act (“RCRA”) and state laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released at a facility. The costs of removal, remediation or corrective action may be substantial, and the presence of hazardous materials in the environment at any of the Company’s facilities, or the failure to abate such materials promptly or properly, may adversely affect the Company’s ability to operate such facilities. CERCLA and analogous state laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for investigative, removal and remedial costs under such laws is retroactive, strict, and joint and several.

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

The costs of compliance with such laws and regulations promulgated thereunder may be substantial, and regulatory standards under such statutes tend to evolve towards more stringent requirements, which might, from time-to-time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of the Company’s facilities could result in substantial civil penalties or the inability of the Company to operate all or part of the facility.

Note 10 of the Notes to the Consolidated Financial Statements is incorporated by reference herein.

Item 2.	PROPERTIES

The Company operates manufacturing and research facilities located in the United States, the United Kingdom, the Netherlands, Mexico, Canada, Colombia, Germany, Norway and Chile. Capital spending, exclusive of acquisitions, for the years ended 2002, 2001 and 2000 was approximately $62.2 million, $63.9 million, and $76.5 million, respectively. Capital expenditures in 2003 are expected to be in the range of $90.0 to $100.0 million. The anticipated increase in spending from 2002 levels is due primarily to a multi-year project to significantly upgrade and modernize the Stamford, Connecticut specialty chemicals research facility. The Company’s capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of the Company’s products, to modernize or replace older facilities, or to install equipment for protection of employees, neighboring communities and the environment.

The Company’s major facilities and the segments served by each such facility are as follows:

Facility	Principal Segment

Anaheim, California	Specialty Materials
Atequiza, Mexico	Water and Industrial Process Chemicals; Performance Products
Antofogasta, Chile	Water and Industrial Process Chemicals
Avondale (Fortier), Louisiana	Building Block Chemicals
Belmont (Willow Island), West Virginia	Performance Products
Bogota, Colombia	Performance Products
Botlek, the Netherlands	Water and Industrial Process Chemicals; Performance Products; Building Block Chemicals
Bradford, England	Water and Industrial Process Chemicals
Greenville, South Carolina	Specialty Materials
Greenville, Texas	Specialty Materials
Havre de Grace, Maryland	Specialty Materials
Kalamazoo, Michigan	Water and Industrial Process Chemicals; Performance Products
Lillestrom, Norway	Performance Products
Longview, Washington	Water and Industrial Process Chemicals
Mobile, Alabama	Water and Industrial Process Chemicals
Oestringen, Germany	Specialty Materials
Olean, New York	Performance Products
Orange, California	Specialty Materials
Rock Hill, South Carolina	Specialty Materials
Stamford, Connecticut	Water and Industrial Process Chemicals; Performance Products
Wallingford, Connecticut	Performance Products
Welland, Ontario	Water and Industrial Process Chemicals
Winona, Minnesota	Specialty Materials
Wrexham, Wales	Specialty Materials

The Company owns all of the foregoing facilities and their sites except for the land at the Botlek, Lillestrom and Rock Hill facilities which is leased under long term leases. The Company leases its corporate and Specialty Chemicals headquarters in West Paterson, New Jersey and its Specialty Materials headquarters located in Tempe, Arizona.

Item 3. LEGAL PROCEEDINGS

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors’ businesses, including lawsuits and claims relating to product liability, personal injury, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

Cytec and/or American Cyanamid Company (“Cyanamid”), the Company’s former parent company, are among several defendants in more than 35 cases, pending in various state and federal courts, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. Cytec has an agreement to indemnify Cyanamid in connection with such suits. The different suits were brought by government entities and individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including funds for the cost of monitoring, detecting and removing lead based paint from buildings; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. The Company and Cyanamid believe that the suits against them are without merit and are vigorously defending against all such claims.

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

In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in two civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company and other companies have also been named as defendants in a state civil antitrust action in the state court in Massachusetts. The Company denies that it conspired to fix prices. In connection with its acquisition of BP’s carbon fibers business, the Company was indemnified by BP on various matters including any liabilities BP’s carbon fibers business may have in these proceedings. The indemnity does not cover any liability the Company may have in its own right and not as a successor to BP’s carbon fibers business.

See also the first four paragraphs of “Environmental Matters” under “Business” in Item 1 and Note 10 of the Notes to the Consolidated Financial Statements.

In addition to liabilities with respect to the specific cases described above, because the production of certain chemicals involves the use, handling, processing, storage, transportation and disposal of hazardous materials, and because certain of the Company’s products constitute or contain hazardous materials, the Company has been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies’ products. There can be no assurance that, as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials.

Furthermore, the Company also has exposure to present and future claims with respect to workplace exposure, workers’ compensation and other matters arising from past events.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange. On February 1, 2003, there were approximately 12,640 holders of record of the Common Stock of the Company.

The high and low stock prices for each quarter were:

	1Q	2Q	3Q	4Q

2002
High	$31.67	$34.00	$31.99	$27.89
Low	22.64	27.33	21.41	19.20
2001
High	$39.50	$38.01	$38.13	$27.63
Low	28.375	30.85	19.00	22.55

The Company has not paid a cash dividend on its common stock. If consistent with its strategic direction, the Company may consider the appropriateness of paying a dividend among its alternative uses of cash. However, the Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Cumulative Preferred Stock. See Note 15 of the Notes to the Consolidated Financial Statements, which is incorporated by reference herein.

From time to time in connection with its stock repurchase program, the Company has sold unregistered put options entitling the holders to sell shares of the Company’s common stock to the Company. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Condition.

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

(Dollars in millions, except per share amounts)

	2002		2001		2000		1999		1998

Statements of income data:
Net sales	$1,346.2		$1,387.1		$1,492.5		$1,444.5		$1,475.7
Manufacturing cost of sales	1,022.4	(1)	1,070.1	(7)	1,078.7	(10)	1,023.6		1,059.2
Research and process development	33.7	(2)	32.4		38.6	(11)	43.8		42.9
Other operating expenses	172.7	(3)	172.0	(8)	198.6	(12)	192.1	(14)	188.1	(16)
Earnings from operations	117.4		112.7		176.6		185.0		185.5
Other income, net	3.2		7.9		104.6	(13)	9.3		14.5	(17)
Equity in earnings of associated companies	6.1	(4)	0.1	(9)	15.0		5.6		20.3
Interest expense, net	16.5	(5)	19.6		25.1		26.9		22.4
Income tax provision	30.9	(6)	34.9		93.5		51.7	(15)	73.2
Earnings before extraordinary item	79.3		66.2		177.6		121.3		124.7
Extraordinary gain, net of taxes	–		4.9		–		–		–
Net earnings available for common stockholders	$79.3		$77.1		$177.6		$121.3		$124.7
Net earnings per common share before extraordinary item
Basic	$2.01		$1.65		$4.34		$2.83		$2.79
Diluted	$1.96		$1.59		$4.15		$2.73		$2.68
Extraordinary item per common share
Basic	–		$0.12		–		–		–
Diluted	–		$0.12		–		–		–
Net earnings per common share
Basic	$2.01		$1.77		$4.34		$2.83		$2.79
Diluted	$1.96		$1.71		$4.15		$2.73		$2.68

Other data (at end of period, unless otherwise noted):
Additions to plants, equipment & facilities (annual)	$62.2		$63.9		$76.5		$77.4		$103.8
Current assets	604.8		472.6		567.8		491.1		477.6
Current liabilities	430.8		282.0		358.9		366.1		394.4
Working capital	174.0		190.6		208.9		125.0		83.2
Plants, equipment and facilities, at cost	1,383.4		1,344.5		1,326.3		1,352.6		1,363.0
Net plant investment	577.9		598.0		616.2		655.7		667.5
Total assets	1,751.5		1,650.4		1,721.6		1,752.6		1,722.1
Long-term debt (including current maturities)	315.9		314.7		313.4		415.2		411.0
Other noncurrent liabilities	481.8		416.8		433.1		465.5		485.7
Total stockholders’ equity	$622.9		$636.9		$616.2		$505.8		$431.0

(1)	Includes net restructuring charges of $10.3.
(2)	Includes net restructuring charges of $1.0.
(3)	Includes net restructuring charges of $2.4 and a charge of $1.7 for costs associated with a tax refund related to the prior years’ research and development tax credit.
(4)	Includes restructuring charges of $0.4.
(5)	Includes $2.0 of interest income related to the research and development tax credit.
(6)	Includes a $6.0 reduction in income tax expense related to a refund associated with prior years’ research and development tax credits.
(7)	Includes a restructuring charge of $4.6.
(8)	Includes a restructuring charge of $0.8 and $9.7 of goodwill amortization that is no longer amortized under Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”
(9)	Includes a restructuring charge of $2.3 related to the Company’s 50% share of restructuring charges recorded by CYRO Industries.

(10)	Includes a net restructuring charge of $3.3 and a charge of $1.4 for receivables due the Company from its former ammonia joint venture.
(11)	Includes net restructuring charges of $1.1.
(12)	Includes net restructuring charges of $5.7 and $9.4 of goodwill amortization that is no longer amortized under SFAS 142.
(13)	Includes a gain of $88.3 from the divestiture of the paper chemicals business, a gain of $13.3, discounted and net of expenses, from an environmental remediation insurance settlement, a gain of $7.1 from the sale of real estate at a former plant site and a charge of $4.8 for the write-down of receivables from the AC Molding Compounds joint venture.
(14)	Includes $8.5 of goodwill amortization that is no longer amortized under SFAS 142.
(15)	Includes a credit of $8.0 related to the utilization of prior years’ tax credits.
(16)	Includes $8.3 of goodwill amortization that is no longer amortized under SFAS 142.
(17)	Includes a gain of $4.4 related to the sale of the bulk molding compounds product line.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Dollars are in millions, except per share amounts. Percentages are approximate.

GENERAL

In the course of the Company’s ongoing operations, a number of strategic business acquisitions and dispositions have been made. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company’s consolidated results from the dates of the respective acquisitions. (For further information about the Company’s acquisitions and dispositions, see Note 2 of the Notes to Consolidated Financial Statements.)

The Company expects to adopt Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) effective January 1, 2003 and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) effective January 1, 2003. SFAS 143 addresses the accounting and reporting requirements for legal obligations associated with the retirement of tangible long-lived assets, and SFAS 146 addresses the recognition and measurement of costs associated with an exit or disposal activity. In addition, the Company has adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) effective July 1, 2001 and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002, and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective January 1, 2001. (For further information on these current and pending accounting changes, see Note 1 of the Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in the Company’s Consolidated Statements of Income bear to net sales:

Years ended December 31

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	75.9	77.1	72.3
Gross profit	24.1	22.9	27.7
Selling and technical services	9.1	8.2	9.3
Research and process development	2.5	2.3	2.6
Administrative and general	3.5	3.2	3.2
Amortization of acquisition intangibles	0.2	0.9	0.8

Earnings from operations	8.7	8.1	11.8

Net earnings	5.9	5.1	11.9

NET SALES BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

The Company reports its net sales in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. The Water and Industrial Process Chemicals and Performance Products segments are collectively referred to as Specialty Chemicals. (See Item 1. Business.)

The Company reports its net sales in four geographic regions: North America, Latin America, Asia/ Pacific Rim and Europe/ Middle East/ Africa. The destination of the sale determines the region under which it is reported consistent with management’s view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/ Pacific Rim is comprised of Asia, Australia and the islands of the South Pacific Rim.

Net Sales to unaffiliated customers by business segment and geographic area are set forth below.

				Europe/
	North	Latin	Asia/	Middle East/
	America	America	Pacific Rim	Africa	Total

2002
Water and Industrial Process Chemicals(1)	$139.9	$51.5	$50.1	$89.7	$331.2
Performance Products	242.9	26.2	72.3	110.9	452.3
Specialty Materials	290.7	1.3	14.7	88.8	395.5
Building Block Chemicals	68.9	3.9	60.2	34.2	167.2

Total	$742.4	$82.9	$197.3	$323.6	$1,346.2

2001
Water and Industrial Process Chemicals(1)	$156.0	$57.2	$36.6	$85.2	$335.0
Performance Products	238.0	27.2	65.7	103.8	434.7
Specialty Materials	320.4	1.9	16.8	111.1	450.2
Building Block Chemicals	82.6	4.7	51.6	28.3	167.2

Total	$797.0	$91.0	$170.7	$328.4	$1,387.1

2000
Water and Industrial Process Chemicals(1)	$196.2	$63.4	$50.3	$93.2	$403.1
Performance Products	271.0	25.9	68.8	108.3	474.0
Specialty Materials	290.1	1.0	16.1	104.4	411.6
Building Block Chemicals	108.6	6.3	58.3	30.6	203.8

Total	$865.9	$96.6	$193.5	$336.5	$1,492.5

(1)	On November 1, 2000, the Company substantially divested its paper chemicals business, which had net sales of $97.9 in 2000. Sales for the retained portion of the paper chemicals business were $26.8 and $32.0 in 2002 and 2001, respectively.

Net sales in the United States were $685.8, $736.9 and $798.8 for 2002, 2001 and 2000, respectively. International net sales were $660.4, $650.2, and $693.7, or 49.1%, 46.9% and 46.5% of total net sales, for 2002, 2001 and 2000, respectively.

(For more information on the Company’s segments, see Note 17 of the Notes to the Consolidated Financial Statements and further discussions in the Segment Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Net sales for 2002 were $1,346.2, compared with $1,387.1 for 2001. The decrease was primarily due to a significant decrease in demand for commercial aircraft in the Specialty Materials segment that was partially offset by sales increases in the Performance Products segment.

Manufacturing cost of sales was $1,022.4, or 75.9% of net sales, for 2002 and included net restructuring charges of $10.3 for plant closure and employee related costs and expenses associated with discontinuing a product line. Excluding these charges, manufacturing cost of sales was $1,012.1, or 75.2% of net sales, for 2002. Manufacturing cost of sales was $1,070.1, or 77.1% of net sales for 2001, and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company’s share of the related personnel reductions at the Fortier facility. Excluding these charges, manufacturing cost of sales was $1,065.5, or 76.8% of net sales, for 2001. The adjusted period-over-period increase in gross profit margins was due to lower raw material and energy costs, particularly natural gas, that was partially offset by lower selling volumes in the Specialty Materials segment.

Selling and technical services expenses increased $8.3, research and process development expenses increased $1.3 and administrative and general expenses increased $2.2. Included in 2002 were net restructuring charges of $1.6, $1.0 and $0.8 in selling and technical services, research and process development and administrative and general expenses, respectively, which primarily related to employee reductions in the Specialty Chemicals and Specialty Materials segments. Also included in administrative and general expenses for 2002 were charges of $1.7 for fees incurred in connection with a favorable cash settlement of a prior years’ research and development tax credit claim with the IRS. Included in selling and technical services expenses for 2001 was a restructuring charge of $0.8, which related to the Company’s share of personnel reductions at the Fortier facility. After adjusting for these items in both years, selling and technical services expenses increased $7.5, research and process development expenses increased $0.3 and administrative and general expenses decreased $0.3. Selling and technical services increased due to head-count increases in certain regions and severance and relocation costs in other regions as the Company realigned its selling and customer service organizations and costs incurred to implement the Specialty Chemicals North American logistics network. Overall, operating expenses included increased accruals for incentive-based compensation. Incentive compensation is performance based, and for 2002 the Company exceeded several of its 2002 annual targets, whereas in 2001 economic conditions prevented the Company from attaining several of its 2001 performance targets and incentive-based compensation expenses were reduced accordingly.

Amortization of acquisition intangibles was $3.1, down $9.7 from the prior year period as goodwill is no longer amortized, effective January 1, 2002, under SFAS 142.

Other income, net, was $3.2 for 2002 and included foreign exchange gains of $2.8. Other income, net, was $7.9 for 2001 and included gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida.

Equity in earnings of associated companies was $6.1 for 2002, compared with $0.1 for 2001. Included in 2002 and 2001 were restructuring charges of $0.4 and $2.3, respectively, related to CYRO’s shutdown of its Niagara Falls, Ontario, Canada facility, and CYRO’s share of infrastructure restructuring at the Company’s Fortier facility. Excluding these charges, equity in earnings of associated companies was $6.5 for 2002, compared with $2.4 for 2001. The increase in equity earnings of associated companies reflects higher sales and the benefits of the restructuring initiatives at CYRO. Sales at associated companies were $307.5 for 2002, an increase of 5% after excluding sales of the former AC Molding Compounds joint venture, which was shut-down in November 2001. Included in 2002 was a charge of $1.7 to reduce to zero the carrying value of the Company’s net investment in the one-third owned Polymer Additives.com, LLC joint venture. Accordingly, the Company will no longer recognize its share of the joint venture’s expected future losses. The terms of the joint venture agreement required the Company to make an additional contribution of $0.5 during 2002, and this required contribution was included in the amount of the charge recognized in 2002. The Company is not obligated to make any further capital contributions.

Interest expense, net, was $16.5 for 2002, compared with $19.6 for 2001. Included in 2002 was interest income of $2.0 received in connection with a favorable cash settlement of prior years’ research and development tax credit claims with the IRS. The remainder of the decrease was due to increased interest income attributable to higher cash balances during 2002.

The income tax provision was $30.9 for 2002 and included a reduction of $6.0 in connection with a cash settlement of prior years’ research and development tax credit claims. Excluding this item, the effective tax rate was 33.5%, down from 34.5% for the prior year period.

Net earnings for 2002 were $79.3, or $1.96 per diluted share, compared with $71.1, or $1.59 per diluted share, for 2001. Included in 2002 were after-tax net restructuring charges of $9.4, or $0.23 per diluted share, and a net credit of $6.2, or $0.15 per diluted share, related to prior year research and development tax credits broken down as follows: a reduction of $6.0, or $0.15 per diluted share, in income tax expense, after-tax interest income of $1.3, or $0.03 per diluted share, and an after-tax charge of $1.1 million, or $0.03 per diluted share, in administrative expenses for external costs associated with such tax planning. Excluding these items, adjusted net earnings for 2002 were $82.5, or $2.04 per diluted share. Included in 2001 were after-tax restructuring charges of $5.0, or $0.12 per diluted share, an after-tax extraordinary gain of $4.9, or $0.12 per diluted share, related to the acquisition of the assets of the carbon fibers business of BP, and after-tax goodwill amortization of $6.4, or $0.15 per diluted share, that is no longer required under SFAS 142. Excluding these items, adjusted net earnings for 2001 were $77.6, or $1.86 per diluted share. The adjusted period-over-period increase in net earnings and earnings per diluted share reflect lower raw material costs, higher selling volumes in the Performance Products and Building Block Chemicals segments, the benefits of the Company’s various rationalization and operational excellence efforts, higher interest income and the favorable effect of the Company’s stock repurchase program.

SEGMENT RESULTS

Water and Industrial Process Chemicals

				% Change Due to
			Total
	2002	2001	% Change	Price	Volume/Mix	Exchange

North America	$139.9	$156.0	-10%	0%	-10%	0%
Latin America	51.5	57.2	-10%	10%	-10%	-10%
Asia/ Pacific Rim	50.1	36.6	37%	-3%	38%	2%
Europe/ Middle East/ Africa	89.7	85.2	5%	-2%	3%	4%

Total	$331.2	$335.0	-1%	0%	-1%	0%

The decreases in selling volumes were due to lower water treatment sales in the North American municipal water market that the Company is de-emphasizing in favor of industrial markets. The paper and oilfield markets reflect lower levels of economic activity. Selling volumes for mining chemicals in the North and Latin American regions were also lower due to lower economic activity, while in the Asia/ Pacific Rim region selling volumes for mining chemicals were up due to increased demand in the copper and cobalt nickel markets. Phosphine sales were lower as a result of a certain customer experiencing reduced demand in their end market that resulted in lower purchases of the Company’s products.

Earnings from operations were $26.7, or 8.1% of net sales, in 2002, compared with $25.7, or 7.7% of net sales, in 2001. The improvement in earnings from operations was primarily the result of lower overall raw material costs and operating costs, and lower amortization expense of $1.1 from adopting SFAS No. 142.

Performance Products

				% Change Due to
			Total
	2002	2001	% Change	Price	Volume/Mix	Exchange

North America	$242.9	$238.0	2%	-1%	3%	0%
Latin America	26.2	27.2	-4%	3%	2%	-9%
Asia/ Pacific Rim	72.3	65.7	10%	-6%	15%	1%
Europe/ Middle East/ Africa	110.9	103.8	7%	-2%	4%	5%

Total	$452.3	$434.7	4%	-2%	5%	1%

Sales volumes increased in all product lines, particularly in the Asia/Pacific Rim region where sales benefited from improved market conditions. In the United States, demand in the automotive and general industrial markets improved as compared with 2001. The lower selling prices were primarily in the polymer additives product line.

Earnings from operations were $39.5, or 8.7% of net sales, in 2002, compared with $16.3, or 3.7% of net sales, in 2001. The improvement in earnings from operations is the result of the leverage achieved from higher selling volumes and lower raw material and operating costs. Also benefiting earnings was lower amortization expense of $1.2 from adopting SFAS No. 142.

Specialty Materials

				% Change Due to
			Total
	2002	2001	% Change	Price	Volume/Mix	Exchange

North America	$290.7	$320.4	-9%	0%	-9%	0%
Latin America(1)	1.3	1.9	–	–	–	–
Asia/ Pacific Rim	14.7	16.8	-13%	-2%	-11%	0%
Europe/ Middle East/ Africa	88.8	111.1	-20%	-1%	-20%	1%

Total	$395.5	$450.2	-12%	0%	-12%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

The overall decrease in selling volume, which includes a 2.7% increase from acquisitions, reflects the significant decrease in demand for commercial aircraft. This affected sales in all regions and was partially offset by higher growth in the military (North America) and high performance auto sectors (primarily Europe).

Earnings from operations were $64.9, or 16.4% of net sales, in 2002, compared with $95.9, or 21.3% of net sales, in 2001. The decline in earnings from operations reflects the decrease in selling volumes, which were partially offset by efforts to keep costs aligned with demand and lower amortization expense of $7.4 from adopting SFAS No. 142.

Building Block Chemicals (Sales to external customers)

				% Change Due to
			Total
	2002	2001	% Change	Price	Volume/Mix	Exchange

North America	$68.9	$82.6	-16%	-5%	-11%	0%
Latin America(1)	3.9	4.7	–	–	–	–
Asia/ Pacific Rim	60.2	51.6	17%	–1%	18%	0%
Europe/ Middle East/ Africa	34.2	28.3	21%	6%	10%	5%

Total	$167.2	$167.2	0%	-3%	2%	1%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

The overall decrease in selling prices was primarily due to lower acrylonitrile and acrylamide selling prices during the first half of 2002. Demand for acrylonitrile improved with the recovery of certain of the Asia/ Pacific Rim economies and acrylamide sales were higher in Europe. Sales volumes in the North America region were negatively impacted by 6.7% due to the idling of the ammonia plant in April 2001.

Earnings from operations were $5.3 in 2002, compared with losses from operations of $18.7 in 2001. The improvement was due to higher acrylonitrile margins driven by increased demand in the export markets for acrylonitrile, by competitor’s supply disruptions, and by lower energy costs, principally natural gas in the United States and lower fixed expenses due to restructuring.

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

Manufacturing cost of sales was $1,070.1, or 77.1% of net sales, for 2001 and included a restructuring charge of $4.6 related to the mothballing of the Fortier ammonia plant and the Company’s share of the related personnel reduction at the Fortier facility. Excluding these charges, manufacturing cost of sales was $1,065.5, or 76.8% of net sales, for 2001. Manufacturing cost of sales was $1,078.7, or 72.3% of net sales, for 2000 and included net restructuring charges of $3.3 and a charge of $1.4 against receivables due to the Company from its 50%-owned ammonia joint venture. Excluding these charges, manufacturing cost of sales was $1,074.0, or 72.0% of net sales, for 2000. The adjusted period-over-period increase in manufacturing costs as a percentage of sales is due to lower production levels resulting from weaker demand in the Performance Products and Building Block Chemicals segments, the net adverse effects of exchange rate changes and higher raw material prices, particularly in the first quarter of 2001, that were partially offset by the benefits from higher selling prices.

Selling and technical services expenses decreased $24.2, research and process development expenses decreased $6.2 and administrative and general expenses decreased $2.9 primarily as a result of the divestiture of the paper chemicals business and the Company’s continuing cost control efforts. Amortization of acquisition intangibles increased $0.4 due to the additional amortization expense resulting from the acquisition of the composite materials business of 3M on March 30, 2001. Included in selling and technical services expenses for 2001 was a restructuring charge of $0.8 related to the Company’s share of the personnel reductions at the Fortier facility. Excluding this charge, selling and technical services expenses were $113.5 for 2001. Included in selling and technical service expenses for 2000 was a net restructuring charge of $5.4 primarily related to a workforce reduction and the discontinuance of a tolling operation. Excluding this charge, selling and technical services expenses were $133.1 for 2000. Excluding these items from both years, selling and technical service expenses decreased $19.6 year over year.

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

Equity in earnings of associated companies was $0.1 for 2001 and included a charge of $2.3 for the Company’s 50% share of the CYRO’s restructuring charges, which included $3.7 related to the shutdown of CYRO’s manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO’s share of the infrastructure restructuring at the Company’s Fortier facility. Excluding this charge, equity in earnings of associated companies was $2.4 for 2001, down $12.6 from 2000. The decrease was due to lower sales at associated companies, primarily CYRO, and the fact that 2000 included earnings of $4.2 from the Criterion Catalyst joint venture, which was divested on July 10, 2000. Associated company sales were $306.9 in 2001, compared with $496.3 in 2000. Excluding sales of the divested Criterion Catalyst joint venture, 2001 sales of associated companies decreased 15% from 2000. Sales at CYRO decreased 14%, primarily due to lower selling volumes resulting from lower demand, especially in North America where the economy has been soft. For 2001 CYRO posted a small loss due to the restructuring charges previously mentioned. Excluding the restructuring charges, CYRO’s 2001 earnings decreased 73% from 2000. However, earnings in the second half of 2001 improved relative to the first half of 2001 as the restructuring benefits began to be realized.

Interest expense, net, was $19.6 for 2001, a decrease of $5.5 from 2000. The decrease reflects the lower outstanding debt levels during 2001.

The income tax provision was $34.9 for 2001 and $93.5 for 2000, which reflects an underlying effective tax rate of 34.5% for both years.

Earnings before extraordinary item were $66.2, or $1.59 per diluted share, for 2001, compared with $177.6, or $4.15 per diluted share, for 2000. Included in 2001 was $7.7 ($5.0 after-tax, or $0.12 per diluted share) from restructuring charges. Excluding these charges, adjusted earnings before extraordinary item for 2001 were $71.2, or $1.71 per diluted share. Included in 2000 was a gain of $88.3 ($57.8 after-tax, or $1.35 per diluted share) from the divestiture of the paper chemicals business and a gain of $13.3 ($8.7 after-tax, or $0.20 per diluted share) from an insurance settlement with a group of insurance carriers for an environmental remediation coverage suit. Also included in 2000 were charges of $11.5 ($7.5 after-tax, or $0.18 per diluted share) from net restructuring and other charges and a charge of $4.8 ($3.1 after-tax, or $0.07 per diluted share) for the write-down of receivables due from the AC Moldings Compounds joint venture. Excluding these items, adjusted earnings before extraordinary item for 2000 were $121.7, or $2.85 per diluted share. The adjusted year-over-year decline in earnings before extraordinary item of $50.5, or $1.14 per diluted share, was primarily due to lower sales volumes in the Performance Products and Building Block Chemicals segments, the adverse effects of unfavorable exchange rate changes and higher raw material prices, particularly in the first quarter of 2001. This was partially offset by increased sales volumes in the Specialty Materials segment, the benefits from higher selling prices in the Specialty Chemical segments (i.e., Water and Industrial Process Chemicals and Performance Products) and the favorable effect of the Company’s stock repurchase program.

During 2001 the Company recognized an extraordinary gain, net of taxes, of $4.9, or $0.12 per diluted share, related to its August 31, 2001, acquisition of the BP carbon fibers business. Taxes recorded on the transaction were $2.6. (For further information, see Note 2 of the Notes to Consolidated Financial Statements.)

SEGMENT RESULTS

Year-to-year comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals

				% Change Due to
			Total
	2001	2000	% Change	Price	Volume/Mix	Exchange

North America	$156.0	$196.2	-21%	0%	-21%	0%
Latin America	57.2	63.4	-10%	4%	-8%	-6%
Asia/ Pacific Rim	36.6	50.3	-27%	3%	-26%	-4%
Europe/ Middle East/ Africa	85.2	93.2	-8%	1%	-7%	-2%

Total	$335.0	$403.1	-17%	1%	-16%	-2%

The decreases in selling volumes were the result of a 16% decrease due to the divestiture of the paper chemicals business on November 1, 2000. The impact on each region was as follows: North America, 18%; Latin America, 11%; Asia/ Pacific Rim, 21% and Europe/ Middle East/ Africa, 12%.

Earnings from operations were $25.7, or 7.7% of net sales, in 2001, compared with $40.2, or 10.0% of net sales, in 2000. The decrease in earnings was primarily the result of lower selling volumes, higher raw material costs and the net adverse effects of exchange rate changes that were slightly offset by the benefits from higher selling prices and lower operating costs.

Performance Products

				% Change Due to
			Total
	2001	2000	% Change	Price	Volume/Mix	Exchange

North America	$238.0	$271.0	-12%	2%	-14%	0%
Latin America	27.2	25.9	5%	8%	1%	-4%
Asia/ Pacific Rim	65.7	68.8	-5%	2%	-2%	-5%
Europe/ Middle East/ Africa	103.8	108.3	-4%	4%	-5%	-3%

Total	$434.7	$474.0	-8%	3%	-9%	-2%

Overall sales volumes decreased as weakening economies around the world impacted demand from a broad base of industrial markets (e.g., automotive, industrial and plastic markets) served by the Performance Products segment.

Earnings from operations were $16.3, or 3.7% of net sales, in 2001, compared with $56.8, or 12.0% of net sales, in 2000. The decrease in earnings from operations reflects the impact of reduced sales and production levels resulting from weak demand, higher raw material costs and the net adverse effects of exchange rate changes that were partially offset by the benefits of higher selling prices.

Specialty Materials

				% Change Due to
			Total
	2001	2000	% Change	Price	Volume/Mix	Exchange

North America	$320.4	$290.1	10%	0%	11%	-1%
Latin America(1)	1.9	1.0	–	–	–	–
Asia/ Pacific Rim	16.8	16.1	4%	0%	4%	0%
Europe/ Middle East/ Africa	111.1	104.4	6%	0%	6%	0%

Total	$450.2	$411.6	9%	0%	9%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

The overall sales volume increases include a 2% increase resulting from the acquisition of the 3M composite materials business on March 30, 2001, and the acquisition of the BP carbon fibers business on August 31, 2001. (For further information on these acquisitions, see Note 2 of the Notes to Consolidated Financial Statements). The remaining sales volume increase was attributable to strong demand in aerospace applications (i.e., large commercial aircraft, regional jets and military aircraft).

Earnings from operations were $95.9, or 21.3% of net sales, in 2001, compared with $85.9, or 20.9%, of net sales, in 2000. The increase in earnings from operations reflects the increase in selling volumes and lower fixed costs per unit, which resulted from leveraging the segment’s manufacturing operations.

Building Block Chemicals (Sales to external customers)

				% Change Due to
			Total
	2001	2000	% Change	Price	Volume/Mix	Exchange

North America	$82.6	$108.6	-24%	4%	-28%	0%
Latin America(1)	4.7	6.3	–	–	–	–
Asia/ Pacific Rim	51.6	58.3	-12%	-20%	8%	0%
Europe/ Middle East/ Africa	28.3	30.6	-7%	-4%	-1%	-2%

Total	$167.2	$203.8	-18%	-5%	-13%	-0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

The overall decrease in sales volumes was due to poor demand, particularly for acrylonitrile and the shut down of the ammonia plant.

Losses from operations were $18.7 in 2001, compared with earnings from operations of $12.7 in 2000. Earnings (losses) from operations were negatively impacted by reduced production volumes in response to lower demand, lower selling prices and reduced acrylonitrile margin spreads as declines in selling prices more than offset decreases in overall raw material costs.

In the second quarter of 2001, the Company announced a restructuring at its Fortier facility, which included the indefinite mothballing of its ammonia manufacturing facility. (For further information on this restructuring charge, see Note 3 of the Notes to Consolidated Financial Statements and further discussions contained in this Management’s Discussion and Analysis.)

On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the ammonia manufacturing joint venture, effective as of September 1, 2000, from the Company’s partner, LaRoche Industries Inc. ( For further information on this acquisition, see Note 2 of the Notes to Consolidated Financial Statements and further discussions contained in this Management’s Discussion and Analysis.)

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2002, the Company’s cash and cash equivalents were $210.0, an increase of $126.4 from December 31, 2001.

Net cash flows provided by operating activities totaled $211.6 for the year ended December 31, 2002, compared with $142.3 for the year ended December 31, 2001. Accounts payable increased at the end of 2002 compared with 2001, but the impact on cash flows was magnified by a significant decrease in payables in 2001. The accounts payable opening balance for 2001 reflected higher raw material and natural gas prices related to production levels in the fourth quarter of 2000. Payment of these balances and lower production levels in response to the economic conditions last year resulted in a significant use of cash related to accounts payable in 2001. Conversely, as volumes increased in 2002, the accounts payable balance also increased. Accrued expenses increased over 2001 due to increases in incentive-based compensation and profit growth sharing accruals of $18.0 related to 2002 performance that will be paid in 2003. Conversely, in 2001 payments of $11.6 were made for the 2000 incentives but 2001 targets were generally not met so minimal performance incentive-based accruals were needed at the end of 2001. As a result, the statement of cash flows reflects a significant use of cash in 2001 related to accrued expenses compared with a source of cash for the current year. Also benefiting cash flows in 2002 were cash refunds of $10.6 related to 2001 tax losses and credits applied back to prior year’s income and a cash refund of $6.0 related to the settlement with the IRS of a claim related to prior years’ research and development tax credits and $2.0 of related interest income.

Payments against restructuring reserves for the years ended December 31, 2002 and 2001 were $7.1 and $8.0, respectively, and are reflected in the change in accrued expenses in the Consolidated Statements of Cash Flows. At December 31, 2002 and 2001, the restructuring liabilities to be paid were $3.6 and $4.6, respectively. The spending related to the remaining liabilities at December 31, 2002, is expected to be completed during 2003. Environmental remediation spending, including internal efforts, for the years ended December 31, 2002 and 2001 was $13.3 and $13.7, respectively, and is reflected in the change in other liabilities on the Consolidated Statements of Cash Flows. The Company does not expect annual spending for environmental remediation to be significantly higher in the future than 2002 levels. (See Note 10 of the Notes to the Consolidated Financial Statements.)

Cash disbursements related to the Company’s defined benefit pension plans and postretirement benefits, including the Voluntary Employee Benefit Association Trust, were $41.3 and $40.4 for the years ended December 31, 2002 and 2001, respectively. (See Note 12 of the Notes to the Consolidated Financial Statements for information on the funded status of these plans.) The majority of the Company’s pension plans’ assets and liabilities are measured at December 31 each year for financial reporting purposes. Market returns on assets invested in the defined benefit pension trusts were negative during the past year. Additionally, because of the declines in interest rates and a corresponding decrease in the discount rates used to estimate its pension liabilities, the Company recorded a charge to other comprehensive income of $92.6 (after-tax) to reflect minimum pension liabilities at December 31, 2002. If asset returns do not improve or interest rates remain low, then additional funding may be required to certain of the defined benefit pension trusts. (See Note 12 of the Notes to the Consolidated Financial Statements for further information on Employee Benefits.)

Net cash flows used for investing activities totaled $56.4 for 2002, compared with $71.0 for 2001. Included in 2002 was capital spending of $62.2, proceeds from the sale of assets of $6.3, and an additional investment in the PolymerAdditives.com joint venture of $0.5. Included in 2001 was capital spending of $63.9, proceeds received from the sale of assets of $2.9, funding of $9.0 to acquire 3M’s composite materials business, the remaining 50% interest in the assets of the ammonia manufacturing joint venture and one other minor acquisition and an additional investment in the PolymerAdditives.com joint venture of $1.0. The Company currently expects capital spending to be in the range of $90.0 to $100.0 in 2003. The anticipated increase is due primarily to a multi-year project to upgrade and modernize the Stamford, Connecticut, specialty chemicals research facility.

The Company believes that, based on its expected operating results for 2003, it will be able to fund operating cash requirements and planned capital expenditures in 2003 from its internal cash generation. (For further discussion on risks, see Qualitative and Quantitative Disclosures About Market Risk, Critical Accounting Policies and Comments on Forward-Looking Statements below.)

Net cash flows used for financing activities totaled $36.7 for 2002, compared with $42.2 for 2001. In connection with the stock repurchase program discussed below, in 2002 the Company purchased 1,225,282 shares of Treasury Stock at a cost of $32.7, while in 2001 the Company purchased 1,711,300 shares of Treasury Stock at a cost of $52.3.

The Company has an active program to repurchase common shares. The repurchases are made from time to time on the open market or in private transactions, and the shares obtained are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. Through December 31, 2002, the Company had repurchased 3,098,073 shares at a cost of $90.5 under this authorization. In connection with the Company’s stock repurchase program the Company sold 100,000 put options in 2002 that entitle the holder to sell an aggregate of 100,000 shares of the Company’s common stock to the Company at an exercise price of $29.505 per share. The Company received aggregate premiums of approximately $0.3 on the sale of such put options. (See Note 4 of the Notes to the Consolidated Financial Statements for further information.)

In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitations, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities. The company was in compliance with all terms, covenants and conditions of its credit facilities. The Company also has available $10.0 for short-term use under an uncommitted credit facility and U.S. dollar equivalents of approximately $5.0 under foreign currency denominated overdraft facilities. There were no outstanding borrowings under these facilities at December 31, 2002.

At December 31, 2002 and 2001, long-term debt, including the current portion, consisted of the following:

	2002		2001

		Carrying		Carrying
	Face	Value	Face	Value

6.50% Notes Due March 15, 2003	$100.0	$99.9	$100.0	$99.3
6.75% Notes Due March 15, 2008	100.0	97.1	100.0	96.6
6.846% Mandatory Par Put Remarketed Securities	120.0	118.9	120.0	118.8

	320.0	315.9	320.0	314.7
Less: Current maturities	100.0	99.9	–	–

Long-term debt	$220.0	$216.0	$320.0	$314.7

The company currently intends to pay off the $100.0 principal amount of 6.50% Notes due March 15, 2003 from its available cash balances. (See Note 9 of the Notes to the Consolidated Financial Statements for further information.)

The Company does not guarantee any indebtedness of its unconsolidated associated companies.

The Company has a shelf registration statement with the Securities and Exchange Commission for $400.0 of debt securities, effective since December 2000, which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include replacement of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement.

The Company must maintain certain financial covenants contained in its Series C Cumulative Preferred Stock, as modified (“Series C Stock”). Under such covenants, the Company would have the ability to incur up to an additional $613.0 in debt at December 31, 2002. (For further information about the Series C Stock and financial covenants contained therein, see Note 15 of the Notes to Consolidated Financial Statements.)

The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about the Company’s potential exposures to market risk arising from changes in foreign currency exchange rates, commodity prices, interest rates and equity price changes. Actual results could differ materially from those projected in this forward-looking analysis.

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

Foreign Exchange Rate Risk: The risk of adverse exchange rate fluctuations is mitigated by the fact that there is no concentration of foreign currency exposure. In addition, the Company periodically enters into foreign exchange forward contracts primarily to hedge currency fluctuations of transactions denominated in foreign currencies. At December 31, 2002, the principal transactions hedged were accounts receivable, accounts payable and intercompany loans denominated in a currency other than the functional currency of the business. When hedging foreign currency exposures, the Company’s practice is to hedge such exposures with foreign exchange forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2002, the currency and net contractual amounts of the Company’s foreign exchange forward contracts translated into U.S. dollar equivalent amounts were as follows:

	Buy

	Pound		Norwegian
Sell	sterling	Euro	krone

U.S. dollar	$4.3	$13.6	$2.2
Pound sterling		8.6	1.1
Euro			6.8
Other		0.6	0.2

The fair value of foreign exchange contracts, based on forward exchange rates at December 31, 2002, exceeded contract values by approximately $0.5. Assuming that year-end exchange rates between the underlying currencies of all outstanding foreign exchange contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $3.8. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Commodity Price Risk: The Company frequently uses natural gas forward contracts and swaps to reduce the volatility of natural gas costs used for utility purposes at certain of its facilities. These contracts typically correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are primarily structured to limit the Company’s exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices.

At December 31, 2002, the Company had $8.8 of natural gas forward contracts with January through December 2003 delivery dates outstanding and no natural gas swaps outstanding. At December 31, 2002, based on year-end NYMEX prices, the Company had net unrealized gains on its natural gas forward contracts of $1.9. Assuming that year-end prices were to decrease by a hypothetical 10%, the above gain would be reduced by approximately $0.9.

Interest Rate Risk: At December 31, 2002, the outstanding borrowings of the Company consisted primarily of fixed rate long-term debt, which had a carrying value of $315.9, a face value of $320.0 and a fair value, based on dealer quoted values, of approximately $336.0. Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change; however, the fair market value of the fixed rate long-term debt would decrease by approximately $7.7, but this change would not impact the carrying value.

Equity Price Risk: In connection with the Company’s stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company’s stock and entitle the holder to sell shares of the Company’s common stock to the Company at specified exercise prices. At December 31, 2002, the Company had 100,000 put options outstanding that expire in March 2003 and entitle the holders to sell an aggregate of 100,000 shares of the Company’s common stock to the Company at an exercise price of $29.505 per share. The Company received aggregate premiums of approximately $0.3 on the sale of such put options. The put options outstanding at December 31, 2002, had exercise prices that were $2.225 per share higher than the Company’s closing stock price as of that date. Assuming that the Company’s stock price were to decrease by a hypothetical 10% from its year-end closing price, the Company could be subject to settling the options at a cost of $0.5 which would more than offset the aggregate premiums received on the sale of such put options. (For further information on the Company’s financial instruments, see Note 4 of the Notes to Consolidated Financial Statements.)

OTHER

2003 Outlook: The Company expects full year 2003 diluted earnings per share to be up approximately 5% over the full year adjusted earnings per share of $2.04 for 2002. Overall, the Company expects continuing economic uncertainty and does not expect an economic recovery heading into 2003. Higher raw material and energy costs as well as higher employee benefit and insurance costs are expected. However, the continuance of the Company’s operational excellence programs, initiatives in new product technology, and geographical expansion are expected to provide benefits that will exceed these higher costs.

In the Water and Industrial Process Chemicals segment, modest sales increases of about 3% are expected, when compared with 2002 sales, as a result of new products and geographical expansion. Operating earnings are expected to grow about 10% with the increased sales and the ongoing impact of the Company’s operational excellence initiatives more than offsetting the higher costs of raw materials, employee benefits and insurance.

In the Performance Products segment, the Company anticipates overall market growth to be flat. However, based on international expansion and new products, the Company expects sales to increase by about 4%. The resulting profit and leverage from the higher sales and additional operational excellence programs are expected to increase earnings by approximately 20% over 2002.

In the Specialty Materials segment, the forecast of build rates for commercial aircraft is down from 2002 levels, and growth from new business will not be enough to offset the decline in the commercial aircraft build rates. The Company believes that its military and non-aerospace business will grow 6-8%. However, the expectation is for sales in 2003 to be down overall by about 4%. The Company expects full year earnings to be about 15% lower than 2002, reflecting the lower sales, a less favorable product mix and increased employee benefits and insurance costs.

In the Building Block Chemicals segment, demand in 2003 is expected to remain at the improved levels experienced in the second half of 2002, resulting in most of Cytec’s plants operating at full capacity. On the cost side, the Company expects propylene to be essentially flat with 2002 costs and natural gas to be in the range of $3.75 to $4.00 per MMBTU, after giving effect to the Company’s forward contracts. The net result of these factors is an expected operating profit in 2003 that would be approximately double the operating profit in 2002.

Based on the above full year assumptions, the Company expects first quarter 2003 net earnings to be in the range of $0.47 to $0.52 per diluted share. The Company will update the 2003 outlook when it reports its first quarter, 2003, operating results. There can be no assurances that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

CRITICAL ACCOUNTING POLICIES

Accounting principles generally accepted in the United States require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated financial statements and the notes thereto. The areas discussed below involve the use of significant judgment in the preparation of the Company’s consolidated financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.

Environmental: It is the Company’s policy to accrue, and charge against earnings, environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties. Cash expenditures often lag by a number of years behind the period in which an accrual is recorded.

Retirement Plans: The Company sponsors defined benefit pension and postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The key determinants of the accumulated benefit obligations for these plans (“APBO”) are the discount rate, the expected return on plan assets and, for the postretirement benefit plans, the healthcare cost trend rate. The healthcare cost trend rate has a significant effect on the reported amounts for the postretirement APBO and related expense. The discount rate used to determine the value of liabilities has a significant effect on the APBO, pension minimum liability recognition and expense. For example, a change of a quarter percentage point in either direction in the discount rate in 2003 would change postretirement benefit expense by approximately $0.3 and pension expense by approximately $1.5. The expected return on plan assets has a significant effect on expense, particularly for pensions. A change of a quarter percentage point in either direction in the expected return on plan assets would change net postretirement expense by approximately $0.2 and pension expense by approximately $0.9.

Impairment of Goodwill, Intangibles and Long-Lived Assets: As described in Note 1 of the Notes to the Consolidated Financial Statements, intangible assets, subject to amortization, and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is determined by comparing the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. Goodwill is reviewed for impairment at least annually by comparing the carrying value of the Company’s reporting units to their fair value. These evaluations involve amounts that are based on management’s best estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

December 31,

(Dollars in millions, except per share amounts)

	2002	2001

Assets
Current assets
Cash and cash equivalents	$210.0	$83.6
Trade accounts receivable, less allowance for doubtful accounts of $8.8 and $7.8 in 2002 and 2001, respectively	199.7	179.3
Other accounts receivable	39.3	32.3
Inventories	131.3	147.3
Deferred income taxes	17.3	22.1
Other current assets	7.2	8.0

Total current assets	604.8	472.6

Investment in associated companies	90.4	92.6
Plants, equipment and facilities, at cost	1,383.4	1,344.5
Less: accumulated depreciation	(805.5)	(746.5)

Net plant investment	577.9	598.0

Acquisition intangibles, net of accumulated amortization of $11.7 and $9.9 in 2002 and 2001, respectively	39.5	45.5
Goodwill	334.0	330.6
Deferred income taxes	71.6	48.4
Other assets	33.3	62.7

Total assets	$1,751.5	$1,650.4

Liabilities and Stockholders’ Equity
Current liabilities
Current maturity of long-term debt	$99.9	$–
Accounts payable	99.5	75.8
Accrued expenses	175.8	157.8
Income taxes payable	55.6	48.4

Total current liabilities	430.8	282.0

Long-term debt	216.0	314.7
Pension and other postretirement benefit liabilities	359.3	288.3
Other noncurrent liabilities	122.5	128.5

Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; issued and outstanding 4,000 shares, Series C Cumulative, $.01 par value at liquidation value of $25 per share	0.1	0.1
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 48,132,640 shares	0.5	0.5
Additional paid-in capital	131.1	136.7
Retained earnings	905.5	826.2
Unearned compensation	(6.8)	(4.0)
Additional minimum pension liability	(98.0)	(5.4)
Accumulated translation adjustments	(18.8)	(46.5)
Treasury stock, at cost, 9,332,671 shares in 2002, and 8,511,532 shares in 2001	(290.7)	(270.7)

Total stockholders’ equity	622.9	636.9

Total liabilities and stockholders’ equity	$1,751.5	$1,650.4

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

Years ended December 31,

(Dollars in millions, except per share amounts)

	2002	2001	2000

Net sales	$1,346.2	$1,387.1	$1,492.5
Manufacturing cost of sales	1,022.4	1,070.1	1,078.7
Selling and technical services	122.6	114.3	138.5
Research and process development	33.7	32.4	38.6
Administrative and general	47.0	44.8	47.7
Amortization of acquisition intangibles	3.1	12.8	12.4

Earnings from operations	117.4	112.7	176.6
Other income, net	3.2	7.9	104.6
Equity in earnings of associated companies	6.1	0.1	15.0
Interest expense, net	16.5	19.6	25.1

Earnings before income taxes and extraordinary item	110.2	101.1	271.1
Income tax provision	30.9	34.9	93.5

Earnings before extraordinary item	79.3	66.2	177.6
Extraordinary gain, net of taxes of $2.6	–	4.9	–

Net earnings	$79.3	$71.1	$177.6

Earnings before extraordinary item per common share
Basic	$2.01	$1.65	$4.34
Diluted	$1.96	$1.59	$4.15

Extraordinary item per common share
Basic	–	$0.12	$–
Diluted	–	$0.12	$–

Earnings per common share
Basic	$2.01	$1.77	$4.34
Diluted	$1.96	$1.71	$4.15

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Years ended December 31,

(Dollars in millions)

	2002	2001	2000

Cash flows provided by (used for) operating activities
Net earnings	$79.3	$71.1	$177.6

Noncash items included in net earnings:
Dividends from associated companies greater (less) than earnings	(5.5)	2.3	(10.9)
Depreciation	81.5	78.4	80.0
Amortization	2.2	11.9	16.6
Deferred income taxes	27.9	9.6	32.1
Gain on sale of assets	(1.2)	(2.5)	(62.3)
Loss on asset write-off	7.2	–	–
Extraordinary gain, net of tax	–	(4.9)	–
Other	0.5	(4.6)	(0.1)

Changes in operating assets and liabilities:
Trade accounts receivable	(12.5)	30.6	(9.1)
Other receivables	(4.1)	22.9	(19.6)
Inventories	21.9	24.7	(30.8)
Accounts payable	20.7	(28.3)	(1.3)
Accrued expenses	19.3	(17.7)	(11.9)
Income taxes payable	9.4	(12.7)	(5.3)
Other assets	(4.6)	(15.4)	(10.2)
Other liabilities	(30.4)	(23.1)	(37.2)

Net cash flows provided by operating activities	211.6	142.3	107.6

Cash flows provided by (used for) investing activities
Additions to plants, equipment and facilities	(62.2)	(63.9)	(76.5)
Proceeds received on sale of assets	6.3	2.9	177.6
Acquisition of businesses, net of cash received	–	(9.0)	(1.0)
Investment in unconsolidated affiliates	(0.5)	(1.0)	(2.5)

Net cash flows provided by (used for) investing activities	(56.4)	(71.0)	97.6

Cash flows provided by (used for) financing activities Proceeds from the exercise of stock options and warrants	3.1	9.5	6.9
Purchase of treasury stock	(32.7)	(52.3)	(63.1)
Repayment of seller-financed debt	(7.4)	–	–
Change in long-term debt, including current maturities	–	–	(102.9)
Proceeds received on sale of put options	0.3	0.6	0.6

Net cash flows used for financing activities	(36.7)	(42.2)	(158.5)

Effect of exchange rate changes on cash and cash equivalents	7.9	(2.3)	(1.9)

Increase in cash and cash equivalents	126.4	26.8	44.8
Cash and cash equivalents, beginning of period	83.6	56.8	12.0

Cash and cash equivalents, end of period	$210.0	$83.6	$56.8

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001 and 2000

(Dollars in millions)

						Additional
			Additional		Unearned	Minimum	Accumulated
	Preferred	Common	Paid-in	Retained	Compen-	Pension	Translation	Treasury
	Stock	Stock	Capital	Earnings	sation	Liability	Adjustment	Stock	Total

Balance at December 31, 1999	$0.1	$0.5	$159.8	$577.5	$(1.9)	$–	$(14.3)	$(215.9)	$505.8

Net earnings	–	–	–	177.6	–	–	–	–	177.6

Other comprehensive income:
Minimum pension liability adjustment, net of taxes of $1.0	–	–	–	–	–	(1.9)	–	–	(1.9)
Translation adjustments	–	–	–	–	–	–	(18.4)	–	(18.4)

Comprehensive income									$157.3
Award of, and changes in, performance & restricted stock	–	–	2.8	–	(5.5)	–	–	2.7	–
Amortization of performance & restricted stock	–	–	–	–	3.5	–	–	–	3.5
Compensation costs on variable stock option award	–	–	0.7	–	–	–	–	–	0.7
Purchase of treasury stock	–	–	–	–	–	–	–	(63.1)	(63.1)
Exercise of stock options	–	–	(13.7)	–	–	–	–	20.6	6.9
Premiums received on sales of put options	–	–	0.6	–	–	–	–	–	0.6
Tax benefit on stock options	–	–	4.5	–	–	–	–	–	4.5

Balance at December 31, 2000	$0.1	$0.5	$154.7	$755.1	$(3.9)	$(1.9)	$(32.7)	$(255.7)	$616.2

Net earnings	–	–	–	71.1	–	–	–	–	$71.1

Other comprehensive income:
Minimum pension liability adjustment, net of taxes of $7.8	–	–	–	–	–	(3.5)	–	–	(3.5)
Translation adjustments	–	–	–	–	–	–	(13.8)	–	(13.8)

Comprehensive income									$53.8
Award of, and changes in, performance & restricted stock	–	–	(2.0)	–	0.6	–	–	1.4	–
Amortization of performance & restricted stock	–	–	–	–	(0.7)	–	–	–	(0.7)
Compensation costs on variable stock option award	–	–	(0.1)	–	–	–	–	–	(0.1)
Purchase of treasury stock	–	–	–	–	–	–	–	(52.3)	(52.3)
Exercise of stock options	–	–	(26.4)	–	–	–	–	35.9	9.5
Premiums received on sales of put options	–	–	0.6	–	–	–	–	–	0.6
Tax benefit on stock options	–	–	9.9	–	–	–	–	–	9.9

Balance at December 31, 2001	$0.1	$0.5	$136.7	$826.2	$(4.0)	$(5.4)	$(46.5)	$(270.7)	$636.9

Net earnings	–	–	–	79.3	–	–	–	–	$79.3

Other comprehensive income:
Minimum pension liability adjustment, net of taxes of $46.7	–	–	–	–	–	(92.6)	–	–	(92.6)
Translation adjustments	–	–	–	–	–	–	27.7	–	27.7

Comprehensive income									$14.4
Award of, and changes in, performance & restricted stock	–	–	(1.5)	–	(1.5)	–	–	3.4	0.4
Amortization of performance & restricted stock	–	–	–	–	(1.3)	–	–	–	(1.3)
Purchase of treasury stock	–	–	–	–	–	–	–	(32.7)	(32.7)
Exercise of stock options	–	–	(6.2)	–	–	–	–	9.3	3.1
Premiums received on sales of put options	–	–	0.3	–	–	–	–	–	0.3
Tax benefit on stock options	–	–	1.8	–	–	–	–	–	1.8

Balance at December 31, 2002	$0.1	$0.5	$131.1	$905.5	$(6.8)	$(98.0)	$(18.8)	$(290.7)	$622.9

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Dollars in millions, except per share amounts, unless otherwise indicated.)

1. SUMMARY OF ACCOUNTING POLICIES

Nature of Business and Consolidation Policy: The Company is a global specialty chemicals and specialty materials company that focuses on value-added products. The Company serves major markets for aerospace, water treatment and mining, automotive and industrial coatings, plastics and chemical intermediates. The Company has manufacturing facilities in nine countries and sells its products worldwide. The financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that the Company does not control, but over whose operating and financial policies the Company has the ability to exercise significant influence. Certain reclassifications have been made to prior years’ financial statements in order to conform to the current year’s presentation.

Foreign Currency Translation: Operations in non-U.S. subsidiaries are generally recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for non-U.S. subsidiaries are translated from local currencies into U.S. dollars using the average exchange rate during each period that approximates the results that would be obtained using actual exchange rates on the dates of individual transactions. Assets and liabilities are translated using exchange rates at the end of the period with translation adjustments recognized as a component of other comprehensive income.

Depreciation: Depreciation in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. The average composite depreciation rates, expressed as a percentage of the average depreciable property in service, was 6.6% in 2002 and 6.4% in both 2001 and 2000. Depreciation for assets outside the United States and Canada is provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. The Company capitalizes interest costs incurred during the period of construction of plant and equipment. The interest costs capitalized in 2002, 2001 and 2000 were immaterial to the consolidated financial statements.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Goodwill and Other Acquisition Intangibles: Goodwill, representing the excess of acquisition costs over the fair value of net assets of acquired businesses, is not amortized but is reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. The fair values of those reporting units, to which goodwill has been assigned, is compared with their recorded values. If recorded values are less than the fair values, no impairment is indicated. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company does not have intangibles with indefinite useful lives, other than goodwill. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, had been amortized through December 31, 2001, in accordance with generally accepted accounting principles prior to the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Cash and Cash Equivalents: Securities with maturities of three months or less when purchased are considered to be cash equivalents.

Notes to Consolidated Financial Statements – (continued)

Financial Instruments: Financial instruments reflected in the Consolidated Balance Sheets are recorded at cost which approximates fair value for cash and cash equivalents, accounts receivable, certain other assets, accounts payable, and certain other liabilities. Fair values are determined through a combination of management estimates and information obtained from third parties using the latest available market data. Long-term debt is reflected at amortized cost.

Inventories: Inventories are carried at the lower of cost or market. Cost is determined on the last-in, first-out (“LIFO”) method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out or average cost method.

Environmental: It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and an amount is reasonably estimatable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals are recorded without giving effect to any possible future insurance proceeds.

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

If repatriation of the undistributed earnings of the Company’s foreign subsidiaries and associated companies is anticipated, then income taxes are provided for such earnings.

Postretirement Benefits: Costs are recognized as employees render the services necessary to earn the related benefits.

Revenue Recognition: Revenue is generally recognized upon shipment of goods to customers. The Company’s revenue-earning activities involve delivering or producing goods, and revenues are considered to be earned when the Company has completed the process by which it is entitled to such revenues. The following criteria are used for revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed or determinable and collection is reasonably assured.

Earnings Per Share: Basic earnings per common share excludes dilution and is computed by dividing net earnings less preferred stock dividends by the weighted-average number of common shares outstanding (which includes shares outstanding less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings less preferred stock dividends by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

Stock-Based Compensation: At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company’s common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders’ Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value

Notes to Consolidated Financial Statements – (continued)

recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123)” to stock-based employee compensation:

	2002	2001	2000

Net earnings, as reported	$79.3	$71.1	$177.6
Add (Deduct): Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(0.8)	(0.4)	2.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6.4	8.5	8.6

Pro forma net earnings	$72.1	$62.2	$171.2

Earnings per share:
Basic, as reported	$2.01	$1.77	$4.34
Basic, pro forma	1.83	1.55	4.18
Diluted, as reported	$1.96	$1.71	$4.15
Diluted, pro forma	1.79	1.50	4.02

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Expected life (years)	5.6	5.7	6.0
Expected volatility	47.4%	44.1%	41.5%
Expected dividend yield	–	–	–
Risk-free interest rate	3.3%	4.7%	5.1%
Weighted average fair value of options granted during the year	$11.65	$16.07	$11.92

Current and Pending Accounting Changes: In June 2002 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of costs as compared with the provisions of EITF 94-3. SFAS 146 is effective for new exit or disposal activities that are initiated after December 31, 2002, and does not affect amounts currently reported in the Company’s consolidated financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2001 the FASB issued SFAS No. 143, “Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses the accounting and reporting requirements for legal obligations associated with the retirement of tangible long-lived assets. In general, SFAS 143 requires entities to capitalize asset retirement costs of related long-lived assets in the period in which they meet the definition of a liability and to allocate those costs to expense using a systematic and rational method. SFAS 143 will become effective for the Company beginning January 1, 2003. Recently an implementation issue was raised through the EITF as to whether, under SFAS 143, companies should recognize a liability for a legal obligation to perform asset retirement activities that are contingent on future events. Based on this recent development, the Company cannot determine with certainty the impact of SFAS 143 on its financial position or results of operations pending a decision by the FASB. The Company has completed certain preliminary analyses, under which the Company interpreted SFAS 143 to include legal obligations to perform asset retirement activities that are contingent on future events. Based on these analyses, upon initial application of SFAS 143, the Company would record a one-time, non-cash, cumulative effect of a change in accounting principle estimated charge not to exceed $20.0 after-tax. However, based on the current uncertainty, the charge may be significantly less.

Notes to Consolidated Financial Statements – (continued)

In July 2001, the FASB issued SFAS 141 and SFAS 142. SFAS 141 requires business combinations consummated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the criteria that intangible assets must meet to be recognized apart from goodwill. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and intangibles with indefinite useful lives. Under this approach, goodwill and intangibles with indefinite useful lives are not amortized, but instead are reviewed for impairment at least annually and written down only in the periods in which it is determined that the recorded value is greater than the fair value. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 142 became effective for the Company on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, were amortized through December 31, 2001, in accordance with the appropriate pre-SFAS 141 and 142 accounting standards.

The Company evaluated its goodwill and intangible assets using the new criteria in SFAS 141, and as a result, certain intangibles that no longer met the criteria for recognition apart from goodwill were reclassified as goodwill effective January 1, 2002. The Company also re-evaluated the remaining useful lives and residual values of all intangible assets with determinable useful lives and made all necessary amortization period adjustments effective January 1, 2002. The change in amortization expense related to the adjustment of remaining useful lives and residual values was immaterial. The Company also completed the transitional goodwill impairment tests as required under SFAS 142 effective January 1, 2002. In connection with this test, the Company defined its business segments as its SFAS 142 reporting units and determined that the fair values of those reporting units, to which goodwill has been assigned, exceeded their recorded values and therefore, the Company did not recognize an impairment loss as a result of adopting SFAS 142.

The Company’s acquisition intangibles, net of accumulated amortization, before and after the reclassifications were as follows:

	Goodwill	Intangibles	Total

Before reclassifications:
Water and Industrial Process Chemicals	$31.3	$3.8	$35.1
Performance Products	49.1	26.7	75.8
Specialty Materials	250.2	15.0	265.2
Building Block Chemicals	–	–	–

Total	$330.6	$45.5	$376.1

After reclassifications:
Water and Industrial Process Chemicals	$31.1	$4.0	$35.1
Performance Products	50.1	25.7	75.8
Specialty Materials	252.6	12.6	265.2
Building Block Chemicals	–	–	–

Total	$333.8	$42.3	$376.1

Notes to Consolidated Financial Statements – (continued)

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002 (see Note 8). A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization and the related income tax impact is as follows:

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000

	Reported	Adjusted	Reported	Adjusted

Net Sales	$1,387.1	$1,387.1	$1,492.5	$1,492.5
Amortization of acquisition intangibles	12.8	3.1	12.4	3.0
Earnings from operations	112.7	122.4	176.6	186.0
Earnings before income taxes and extraordinary item	101.1	110.8	271.1	280.5
Earnings before extraordinary item	66.2	72.6	177.6	183.8
Net earnings	71.1	77.5	177.6	183.8
Earnings before extraordinary item per common share
Basic	$1.65	$1.80	$4.34	$4.49
Diluted	1.59	1.74	4.15	4.30
Earnings per common share
Basic	$1.77	$1.93	$4.34	$4.49
Diluted	1.71	1.86	4.15	4.30

Risks and Uncertainties: The Company is engaged primarily in the manufacture and sale of a highly diversified line of chemical products and materials throughout the world. The Company’s revenues are dependent on the continued operation of its various manufacturing facilities. The operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, terrorist acts, and the need to comply with directives of governmental agencies. The occurrence of operational problems, including but not limited to the above events, may have a materially adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole during the period of such operational difficulties.

The Company’s operations are also subject to various hazards incidental to the production, use and sale of industrial chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence involving the Company may result in the Company being named as a defendant in lawsuits potentially asserting large claims.

The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company is exposed to credit losses in the event of nonperformance by counterparties on risk management instruments. The counterparties to these transactions are major financial institutions, thus the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

International operations are subject to various risks which may not be present in United States operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and currency remittances, instabilities of foreign currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. The Company does not believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing foreign operations.

Use of Estimates: Financial statements prepared in conformity with accounting principles generally accepted in the United States require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and pro forma compensation expense at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used for, but not limited to: allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental liabilities, pension and other postretirement benefits, general and product liabilities and workers compensation accruals, income tax valuation allowances and assumptions utilized within the Black Scholes options pricing model and the model itself. Accounting

Notes to Consolidated Financial Statements – (continued)

estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

2. ACQUISITIONS AND DISPOSITIONS

2001 Transactions: On August 31, 2001, the Company acquired certain assets of the carbon fiber business of BP plc (“BP”). The BP carbon fiber business had sales for the first half of 2001 of approximately $17.0 (unaudited) of which approximately 50% were sales to Cytec Engineered Materials (“CEM”), formerly known as Cytec Fiberite. CEM uses carbon fiber to reinforce engineered resin matrices and produce composites for a diverse range of commercial and military aerospace applications and other emerging applications. The acquisition enhances CEM’s ability to maintain an uninterrupted supply of certain classes of carbon fiber. The acquisition, which includes manufacturing sites in Greenville and Rock Hill, SC, is reported as part of the Company’s Specialty Materials segment.

In accordance with SFAS No. 141, after reducing to zero the amounts that would otherwise have been assigned to certain assets acquired, the remaining “negative goodwill” was recognized as an extraordinary gain of $4.9, net of taxes, which related to the fair value of the inventories acquired less liabilities assumed. Taxes recorded related to the extraordinary gain were $2.6.

On March 30, 2001, the Company acquired the composite materials business of Minnesota Mining and Manufacturing Company (“3M”) for cash consideration of $8.2. The acquisition resulted in goodwill of $3.5, which the Company had been amortizing on a straight-line basis over a period of 25 years. The acquired business has been integrated into the Company’s Specialty Materials segment.

On March 27, 2001, the Company acquired the remaining 50% interest in the assets of the Avondale Ammonia Company manufacturing joint venture effective as of September 1, 2000, from the Company’s partner, LaRoche Industries Inc. (“LaRoche”). The Company paid cash consideration of $0.8 and released certain claims against LaRoche relating to LaRoche’s rejection of the partnership agreements. No goodwill was recognized as a result of this transaction. In the second quarter of 2001, the ammonia manufacturing facility was indefinitely mothballed.

2000 Transactions: On November 1, 2000, the Company completed the sale of its paper chemicals sizing and strength business to Bayer Corporation and the direct sales portion of its retention and drainage aids and fixative products business to Ciba Specialty Chemicals Water Treatments, Inc. The Company also agreed to produce paper chemicals for Bayer Corporation under a five year manufacturing agreement to which the Company allocated proceeds of $11.2, which were recorded as deferred revenue. This deferred revenue will be recognized over the term of the manufacturing agreement. The Company received net cash proceeds of $115.5 in connection with these transactions and recorded in other income, net, a pre-tax gain of $88.3. Included in the sale were the sales, marketing, research and development and technical services functions and the dedicated field and laboratory equipment associated with the respective businesses. The Company retained approximately $18.1 of paper chemicals’ accounts receivable and all of its Water and Industrial Process Chemicals production facilities. Paper chemicals net sales were $97.9 in 2000. Sales for the retained portion of the paper chemicals business were $26.8 and $32.0 in 2002 and 2001, respectively. Taxes of approximately $26.6 were paid in 2001 related to this divestiture.

On July 10, 2000, the Company completed the sale of two subsidiaries, which owned its 50% interest in Criterion Catalyst Company LP (“Criterion”), to its joint venture partner CRI International, Inc., a company of the Royal Dutch Shell Group, for cash consideration of $63.0. The consideration received approximated the carrying value of the Company’s investment, which was included in investment in associated companies. The sale resulted in taxes paid of approximately $7.5.

All acquisitions have been accounted for under the purchase method of accounting with the purchase prices allocated to the assets acquired and liabilities assumed based on their estimated fair values. The results of operations for the acquired businesses are included from the dates of acquisition in the Consolidated Financial Statements. Amounts recorded as excess of the purchase price over the identifiable assets acquired (i.e., goodwill) are included in Goodwill in the Consolidated Balance Sheets. Consolidated results of operations for the years ended 2001 or 2000 would not have been materially different if any of the acquisitions had occurred on January 1 of the respective preceding years. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

Notes to Consolidated Financial Statements – (continued)

3. RESTRUCTURING OF OPERATIONS

In 2002 the Company recorded an aggregate restructuring charge of $16.0, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel and a charge of $5.1 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry, resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, NJ, facility, resulting in the elimination of 23 positions and a charge of $1.6 for employee related and decommissioning costs; and the discontinuance of a minor unprofitable product line, resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.6; selling and technical services, $2.6; research and process development, $1.0 and administrative and general, $0.8. As of December, 2002, approximately 105 positions have been eliminated. As of December 31, 2002, cash payments of $6.3 had been made for these charges and the remaining liability to be paid was $2.5. The Company expects to complete this restructuring during 2003. In addition, during 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries’ shutdown of its Niagara Falls, Ontario, Canada facility last year.

In 2001 the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company’s share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales of $4.6 and selling and technical services of $0.8. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9; and other costs, $0.2. During 2002 the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $0.9 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.8 and selling and technical services, $0.1. As of December 31, 2002, the personnel reductions have been completed. Cash payments of $3.2 had been made for these charges through December 31, 2002, and the remaining liability to be paid was $0.4, which primarily relates to long-term employee severance payouts. In addition, during 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO Industries’ restructuring charges including $3.7 related to the shutdown of CYRO’s manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO’s share of the infrastructure restructuring at the Company’s Fortier facility.

In 2000 the Company recorded a restructuring charge of $10.8, related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $3.5; selling and technical services, $5.3; research and process development, $1.6 and administrative and general, $0.4. The components of the restructuring charge included: employee severance costs, $8.8 and asset write-downs, $2.0. During 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $1.4 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $0.9. As of December 31, 2002, the personnel reductions have been completed. Cash payments of $6.7 had been made for these charges through December 31, 2002, and the remaining liability to be paid was $0.7 that primarily relates to long-term severance payouts.

4. FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and certain other assets and liabilities included in the Company’s Consolidated Balance Sheets approximated their fair values at December 31, 2002 and 2001.

The Company uses derivative instruments in accordance with Company-established policies to manage exposure to fluctuations in foreign exchange rates, certain commodity (e.g., natural gas) prices, interest rates and equity prices. Derivative instruments currently utilized by the Company include foreign exchange forward contracts, natural gas forward and swap contracts and put options indexed to the Company’s stock. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument

Notes to Consolidated Financial Statements – (continued)

transactions with either major financial institutions or highly-rated counterparties and makes reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit- and performance-related risks.

Foreign exchange forward contracts are utilized by the Company to hedge accounts receivable, accounts payable and intercompany loans that are denominated in a currency other than the functional currency of the reporting unit. The Company’s practice has been to hedge foreign currency exposures using foreign exchange forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. Foreign exchange forward contracts are reported as either assets or liabilities on the balance sheets with changes in their fair value recorded in other income, net, together with the offsetting gain or loss on the hedged asset or liability. To the extent that the Company’s strategy for managing foreign exchange risk changes, including the use of derivative instruments other than forward contracts or hedging other than recognized assets or liabilities, the accounting methods used to record those transactions may differ from the policies described above.

At December 31, 2002 and 2001, the currency and net contractual amounts of the Company’s foreign exchange forward contracts translated into U.S. dollar equivalent amounts were as follows:

	2002 Buy			2001 Buy

	Pound		Norwegian	Pound		Norwegian
Sell	sterling	Euro	krone	sterling	Euro	krone

U.S. dollar	$4.3	$13.6	$2.2	$10.7	$20.0	$1.2
Pound sterling		8.6	1.1			1.1
Euro			6.8	18.3		10.3
Other		0.6	0.2		0.3	0.2

The fair value of foreign exchange contracts, based on forward exchange rates at December 31, 2002 and 2001, exceeded contract values by approximately $0.5 and $0.6, respectively.

The Company uses natural gas forward contracts, which are physically settled, to hedge certain utility requirements. The maturity of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company’s exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Because the Company takes physical delivery of the commodity, these contracts are not required to be recognized on the balance sheet at fair value. Instead, realized gains and losses are included in the cost of the commodity upon settlement of the contract. At December 31, 2002, the Company had $8.8 of natural gas forward contracts with January through December 2003 delivery dates outstanding. At December 31, 2001, the Company had $6.8 of natural gas forward contracts with January through October 2002 delivery dates outstanding. Based on year-end NYMEX prices, the Company had net unrealized gains (losses) on its natural gas forward contracts at December 31, 2002 and 2001 of $1.9 and $(0.7), respectively.

The Company also uses natural gas swaps, which are financially settled, to hedge utility requirements at certain of its other facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the Consolidated Balance Sheets at fair value, with offsetting amounts included in Accumulated Other Comprehensive Loss (“AOCL”) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of Manufacturing Cost of Sales in the period the hedged natural gas purchases affect earnings. At December 31, 2002 and 2001, there were no natural gas swaps outstanding.

In connection with the Company’s stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company’s stock and entitle the holder to sell shares of the Company’s common stock to the Company at specified exercise prices. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company’s common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders’ Equity.

Notes to Consolidated Financial Statements – (continued)

Subsequent changes in fair value are not recognized in the financial statements. During 2002 the Company sold 100,000 put options to an institutional investor in a private placement. The put options entitle the holder to sell an aggregate of 100,000 shares of the Company’s common stock to the Company at an exercise price of $29.505 per share. The Company received premiums of approximately $0.2 on the sale of such put options. The put options were originally scheduled to mature in September 2002. Subsequently, the terms were amended to extend the maturity date to March 2003, for which the Company received an additional premium of approximately $0.1. The put options outstanding at December 31, 2002, had exercise prices that were $2.225 per share higher than the Company’s closing stock price as of that date. During 2001 the Company sold an aggregate of 300,000 put options at exercise prices ranging from $31.347 to $32.490 per share. The Company received premiums of approximately $0.6 on the sale of such options. Prior to December 31, 2001, 140,000 of the put options expired unexercised, 100,000 put options were exercised and resulted in the Company buying back 100,000 shares of its common stock at an exercise price of $32.49 per share and the holder elected to exercise the remaining 60,000 put options, which were settled by the Company purchasing 60,000 shares of its common stock at an exercise price of $31.347 per share, which was slightly “out of the money” at the time. At December 31, 2001, no put options remained outstanding.

5. ASSOCIATED COMPANIES

The Company has a 50% interest in each of two associated companies: CYRO Industries (CYRO) and Mitsui-Cytec Ltd. and a one-third interest in PolymerAdditives.com, LLC.

Summarized financial information for the Company’s associated companies is as follows:

December 31,	2002	2001	2000

Net sales	$307.5	$306.9	$496.3
Gross profit	60.5	52.0	99.1
Net earnings (losses)	14.4	(2.2)	23.8
Company’s share of earnings	6.1	0.1	15.0

Current assets	124.2	105.8
Noncurrent assets	164.5	189.4
Total assets	288.7	295.2

Current liabilities	70.4	78.9
Noncurrent liabilities	32.2	29.0
Equity	186.1	187.3
Total liabilities and equity	288.7	295.2

Company’s share of equity	$90.4	$92.6

Company’s aggregate cost	$17.2	$16.7

The above information includes the results of the former Criterion Catalyst joint venture through July 10, 2000, the date the Company’s ownership was divested, and excludes the Company’s share of losses of the former AC Molding Compounds joint venture after August, 2000, when the Company wrote its investment down to zero.

Included in the Company’s share of equity at December 31, 2002, is a charge of $8.0 representing the Company’s share of a $16.0 pretax charge by CYRO to Other Comprehensive Income related to recognition of a minimum pension liability.

During 2002 the Company recorded a charge of $1.7 to reduce to zero the carrying value of its net investment in Polymer Additives.com, LLC. Accordingly, the Company will no longer recognize its share of the joint venture’s expected future losses. The Company is not obligated to make any further capital contributions.

The Company generally does not guarantee indebtedness of its unconsolidated associated companies and there were no guarantees outstanding at December 31, 2002 and 2001.

Notes to Consolidated Financial Statements – (continued)

In August 2000 the Company’s net investment in AC Molding Compounds was valued at zero, and the Company ceased recognizing its share of the losses of the joint venture once its investment was reduced to zero. AC Molding filed for bankruptcy under Chapter 11 in December 2001 and all of the assets of AC Molding Compounds were liquidated by the bankruptcy court during 2002.

Fees received from associated companies, primarily CYRO, were $7.7, $7.8 and $7.5 in 2002, 2001 and 2000, respectively. Fees from CYRO are recorded in manufacturing cost of sales and are related to manufacturing services provided to CYRO at the Company’s Fortier, Louisiana, manufacturing complex.

Sales to associated companies, primarily CYRO, amounted to $29.2, $26.9 and $27.2 in 2002, 2001 and 2000, respectively.

At December 31, 2002, CYRO Industries had $1.5 of borrowings outstanding, which mature in June 2005, and Mitsui-Cytec had $9.1 of short-term bank obligations, which are renewable every ninety days, and $1.8 of long-term debt, which matures in February 2004.

6. INVENTORIES

Inventories consisted of the following:

December 31,	2002	2001

Finished goods	$81.4	$96.0
Work in progress	15.1	18.0
Raw materials and supplies	65.5	65.1

	162.0	179.1
Less reduction to LIFO cost	(30.7)	(31.8)

Total inventories	$131.3	$147.3

LIFO inventories as a % of total inventories	67%	59%

7. PLANTS, EQUIPMENT AND FACILITIES

Plant, equipment and facilities consisted of the following:

December 31,	2002	2001

Land and land improvements	$30.0	$30.5
Buildings	174.9	172.2
Machinery and equipment	1,135.9	1,108.2
Construction in progress	42.6	33.6

Plants, equipment and facilities, at cost	$1,383.4	$1,344.5

Notes to Consolidated Financial Statements – (continued)

8. GOODWILL AND OTHER ACQUISITION INTANGIBLES

Goodwill was $334.0 and $330.6 at December 31, 2002 and 2001, respectively, net of accumulated amortization through December 31, 2001 of $45.5.

Other acquisition intangibles consisted of the following major classes:

			Accumulated
	Gross carrying value		amortization		Net carrying value

	2002	2001	2002	2001	2002	2001

Technology-based	$29.9	$27.8	$(6.9)	$(5.0)	$23.0	$22.8
Marketing-related	9.4	9.1	(2.1)	(1.4)	7.3	7.7
Customer-related	11.9	11.8	(2.7)	(1.9)	9.2	9.9
Amounts reclassified to goodwill	–	6.7	–	(1.6)	–	5.1

Total	$51.2	$55.4	$(11.7)	$(9.9)	$39.5	$45.5

Amortization of acquisition intangibles for the years ended December 31, 2002 and 2001 was $3.1 and $12.8, respectively. The Company evaluated its intangible assets using the new criteria in SFAS No. 142, and as a result, certain intangibles that no longer met the criteria for recognition apart from goodwill were reclassified as goodwill effective January 1, 2002 (see Note 1.) Estimated future amortization expense for the years 2003 through 2005 is $3.1 and for the years 2006 and 2007 is $3.0.

9. LONG-TERM DEBT

Long-term debt, including the current portion, consisted of the following:

December 31,	2002		2001

		Carrying		Carrying
	Face	Value	Face	Value

6.50% Notes Due March 15, 2003	$100.0	$99.9	100.0	$99.3
6.75% Notes Due March 15, 2008	100.0	97.1	100.0	96.6
6.846% Mandatory Par Put Remarketed Securities	120.0	118.9	120.0	118.8

Except in limited circumstances, the Mandatory Par Put Remarketed Securities (“MOPPRS”) will be subject to mandatory tender to Merrill Lynch, as Remarketing Dealer, at 100% of the principal amount thereof, for remarketing on May 11, 2005 (the “Remarketing Date”). The interest rate on the MOPPRSSM from the Remarketing Date to maturity (May 11, 2025) will be 5.951% plus an applicable spread. If the Remarketing Dealer for any reason does not purchase all tendered MOPPRS on the Remarketing Date or elects not to remarket the MOPPRS, then the Company will be required to repurchase the MOPPRS from the beneficial owners thereof on the Remarketing Date at 100% of the principal amount thereof plus accrued interest, if any.

The fair value of the Company’s long-term debt, based on dealer quoted values, was $336.0 at December 31, 2002, and $321.9 at December 31, 2001.

Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company’s offering of $300.0 in long-term debt securities. During 1997 and 1998, the Company made payments aggregating approximately $11.2 to settle the rate lock agreements, which is being amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS as an increase in interest expense of such Notes. The amount of unamortized rate lock agreements included in long-term debt was $6.3 at December 31, 2002, and $7.3 at December 31, 2001.

The weighted average interest rate on long-term debt was approximately 7.1% for 2002, 2001 and 2000.

Notes to Consolidated Financial Statements – (continued)

In April, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitations, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities.

At December 31, 2002 and 2001, $10.0 was available for short-term use under an uncommitted credit facility and a U.S. dollar equivalent of approximately $5.5 and $18.0, respectively, was available under foreign currency denominated overdraft facilities. There were no outstanding borrowings under these facilities at December 31, 2002 and 2001.

Under the revised terms of the Company’s Series C Cumulative Preferred Stock (“Series C Stock”), the Company would have the ability to incur up to an additional $613.0 in debt at December 31, 2002 (see Note 15).

The Company has a shelf registration statement with the Securities and Exchange Commission for $400.0 of debt securities, effective since December 2000, which may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include replacement of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement.

10.	ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so. The Company’s most significant environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by the Company. The Company is also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Since the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties (“PRPs”) for such site, including the Company, despite the involvement of other PRPs. In some cases, the Company is one of several hundred identified PRPs, while in others it is the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or the Company believes, based on its experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy. In addition, from time to time in the ordinary course of its business, the Company is informed of, and receives inquiries with respect to, additional sites that may be environmentally impaired and for which the Company may be responsible.

As of December 31, 2002 and 2001, the aggregate environmental related accruals were $83.7 and $93.9, respectively, of which $15.0 and $20.0 are included in accrued expenses as of December 31, 2002 and 2001, respectively with the remainder included in other noncurrent liabilities. Environmental remediation spending, including internal efforts, for the years ended December 31, 2002, 2001 and 2000, was $13.3, $13.7 and $15.3, respectively.

While it is not feasible to predict the outcome of all pending environmental suits and claims, it is reasonably possible that there will be a necessity for future provisions for environmental costs that, in management’s opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

The Company is also a party to various other claims and litigation. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a material adverse effect on the financial position of the Company, but could be material to the results of operations of the Company in any one accounting period.

Notes to Consolidated Financial Statements – (continued)

Rental expense under property and equipment leases was $10.9 in 2002, $10.7 in 2001 and $12.0 in 2000. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002, are:

Operating
Leases

2003	$9.0
2004	7.8
2005	4.8
2006	3.7
2007	2.6
Thereafter	17.5

Total minimum lease payments	$45.4

At December 31, 2002 and 2001, the Company had $11.8 and $10.9, respectively, of letters of credit outstanding for environmental and insurance related matters.

11.	INCOME TAXES

The income tax provision, based on earnings before income taxes and extraordinary item, is as follows:

	2002	2001	2000

Domestic	$28.3	$51.6	$203.3
Foreign	81.9	49.5	67.8

Total	$110.2	$101.1	$271.1

The components of the income tax provision are as follows:

	2002	2001	2000

Current:
Federal	$6.1	$(9.5)	$36.8
Foreign	7.7	17.2	24.4
Other, principally state	1.6	1.9	1.2

Total	15.4	$9.6	$62.4

Deferred:
Federal	11.4	22.3	25.3
Foreign	2.9	1.0	(1.1)
Other, principally state	1.2	2.0	6.9

Total	15.5	25.3	31.1

Total income tax provision	$30.9	$34.9	$93.5

Tax benefits on stock option exercises of $1.8, $9.9 and $4.5 were allocated directly to shareholders’ equity for 2002, 2001 and 2000, respectively.

In 2001, $2.6 million of tax expense was allocated to an extraordinary gain.

Domestic and foreign earnings of consolidated companies, before income taxes and extraordinary item, include all earnings derived from operations in the respective U.S. and foreign geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S., foreign and other governments as applicable,

Notes to Consolidated Financial Statements – (continued)

regardless of the situs in which the taxable income (loss) is generated. The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:

December 31,	2002	2001

Deferred tax assets:
Allowance for bad debts	$2.3	$2.2
Insurance accruals	15.5	13.6
Operating accruals	14.3	12.6
Inventory	5.8	0.7
Environmental accruals	30.0	34.2
Pension and postretirement benefit liabilities	155.5	115.7
Other	2.7	14.7

Deferred tax assets	226.1	193.7

Deferred tax liabilities:
Plants, equipment and facilities	(114.0)	(106.3)
Employee benefit accruals	(3.8)	(3.6)
Other	(19.4)	(13.3)

Deferred tax liabilities	(137.2)	(123.2)

Net deferred tax assets	$88.9	$70.5

Beginning in 1997 no provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries since the Company intends to reinvest these earnings. Foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

The long-term earnings trend of the Company makes it more likely than not that the Company will generate sufficient taxable income to realize its net deferred tax assets.

A reconciliation between the Company’s effective tax rate and the U.S. federal income tax rate is as follows:

	2002	2001	2000

Federal income tax rate	35.0%	35.0%	35.0%
Research and development credit	(3.3)	(3.6)	(1.3)
Prior period tax credits	(5.4)	–	–
Income subject to other than the federal income tax rate	(2.7)	(0.7)	(1.4)
State taxes, net of federal benefits	2.2	3.5	1.6
Other charges, net	2.4	0.3	0.6

Effective tax rate	28.1%	34.5%	34.5%

In 2002 the Company recognized a $6.0 reduction in income tax expense related to U. S. approval of a claim for refund with respect to prior years’ research and development tax credits. Excluding the impact of this nonrecurring item, the Company’s effective rate for 2002 was 33.5%.

12.	EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans that cover employees in the United States and a number of other countries and other postretirement benefit plans. The other postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements.

Notes to Consolidated Financial Statements – (continued)

Expense, assumptions used in calculating the expense and benefit obligations, funded status and amounts recognized in the consolidated financial statements are as follows:

	Pension Plans			Postretirement Plans

	2002	2001	2000	2002	2001	2000

Net periodic expense:
Service cost	$11.3	$9.6	$9.8	$1.1	$1.4	$1.3
Interest cost on projected benefit obligation	29.3	27.2	25.7	16.7	18.1	19.8
Expected return on plan assets	(33.9)	(33.3)	(30.3)	(5.4)	(5.2)	(3.8)
Net amortization and deferral	1.0	0.6	0.1	(9.4)	(8.6)	(7.5)

Net periodic expense	$7.7	$4.1	$5.3	$3.0	$5.7	$9.8

Assumptions:
Weighted average discount rate	6.6%	7.0%	7.5%	6.8%	7.3%	7.5%
Weighted average expected return on plan assets	8.3%	8.8%	9.3%	7.0%	7.0%	7.0%
Rate of future compensation increase	3.0- 10.0%	3.0- 10.0%	3.0- 10.0%	–	–	–

Change in benefit obligation:
Benefit obligation at January 1	$404.0	$372.5		$247.7	$249.1
Addition of a plan	8.7	–		–	–
Service cost	11.3	9.6		1.1	1.4
Interest cost	29.3	27.2		16.7	18.1
Amendments	–	–		(31.2)	(9.4)
Translation difference	9.9	(2.9)		0.1	(0.1)
Actuarial loss	48.3	15.2		43.3	11.5
Employee contributions	0.6	0.4		2.2	1.5
Benefits paid	(23.0)	(18.0)		(26.3)	(24.4)

Benefits obligation at December 31	$489.1	$404.0		$253.6	$247.7

Change in plan assets:
Fair value of plan assets at January 1	$354.7	$374.3		$73.3	$72.8
Addition of a plan	6.5
Actual return (losses) on plan assets	(18.1)	(18.0)		0.5	1.9
Company contributions	20.5	18.9		20.8	21.5
Employee contributions	0.6	0.4		2.2	1.5
Translation difference	8.8	(2.9)		–	–
Benefits paid	(23.0)	(18.0)		(26.3)	(24.4)

Fair value of plan assets at December 31	$350.0	$354.7		$70.5	$73.3

Funded status:	$(139.1)	$(49.3)		$(183.1)	$(174.4)
Unrecognized actuarial (gain)/ loss	170.9	73.2		18.6	(30.4)
Unrecognized prior service cost	(0.8)	(0.7)		(95.7)	(73.1)
Unrecognized net transition obligation	–	(0.8)		–	–

Net amount recognized	$31.0	$22.4		$(260.2)	$(277.9)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$3.9	$41.0		–	–
Accrued benefit cost	(119.1)	(30.4)		$(260.2)	$(277.9)
Intangible asset	6.9	3.5		–	–
Accumulated other comprehensive income	139.3	8.3		–	–

Net amount recognized	$31.0	$22.4		$(260.2)	$(277.9)

Notes to Consolidated Financial Statements – (continued)

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 10.5% in 2003, decreasing to ultimate trend of 5.5% in 2008. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (APBO) and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:

	2002		2001

	1% Increase	1% Decrease	1% Increase	1% Decrease

Approximate effect on the total of service and interest cost components of other postretirement benefit cost	$1.3	$(1.2)	$1.8	$(1.7)
Approximate effect on accumulated postretirement benefit obligation	$20.6	$(19.1)	$22.9	$(20.8)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2002	2001

Projected benefit obligation	$(444.2)	$(196.8)
Accumulated benefit obligation	(424.1)	(181.0)
Fair value of plan assets	305.3	146.5

The accrued postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2002 and 2001, includes $20.0 in accrued expenses and $240.2 and $257.9, respectively, in pension and other postretirement benefit liabilities.

Because of recent declines in interest rates, the Company lowered its discount rates to a weighted average of 6.6% (6.75% in the United States) that increased the carrying value of the Company’s pension liabilities. Based on actual asset returns and the revised discount rate, both as of December 31, 2002, the Company recorded a non-cash after-tax minimum pension liability charge to Other Comprehensive Income of $92.6 at December 31, 2002. This charge did not impact 2002 reported earnings.

The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on the Company’s financial performance. Total contributions to these plans were $12.9, $6.5 and $8.4 in 2002, 2001 and 2000, respectively.

The Company also sponsors post employment plans that provide salary continuation, disability related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

Certain of the Company’s benefit plans provide for enhanced benefits in the event of a “change of control” as defined in the plans.

13. OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 2002 and 2001, included the following:

	2002	2001

Employee benefits	$25.1	$7.8
Other postretirement employee benefits	20.0	20.0
Salaries and wages	15.9	11.3
Environmental	15.0	20.0
Restructuring	3.6	6.1
Other	96.2	92.6

Total	$175.8	$157.8

Notes to Consolidated Financial Statements – (continued)

Cash payments during the years ended December 31, 2002, 2001 and 2000, included interest of $21.5, $21.5 and $26.6, respectively. Income taxes paid in 2002, 2001 and 2000 were $13.4, $33.1 and $37.6, respectively. Income taxes paid include foreign taxes of $9.6, $16.8 and $20.8 in 2002, 2001 and 2000, respectively.

Included in interest expense, net, for the years ended December 31, 2002, 2001 and 2000, is interest income of $5.5, $3.0 and $3.5, respectively. Included in 2002 interest income is $2.0 received in connection with a favorable settlement of prior years’ research and development tax credit claims with the IRS.

Other income, net, was $3.2, $7.9 and $104.6 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in 2001 were gains of $7.0 related to the sale of reclaimed land in Florida and the favorable settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida. Included in 2000 was a gain of $88.3 from the divestiture of the paper chemicals business (see also Note 2), a gain of $13.3, discounted and net of expenses, from an insurance settlement with a group of insurance carriers for an environmental remediation coverage suit and a gain of $7.1 related to the sale of real estate at a former plant site. Also included in 2000 is a charge of $4.8 for the write-down of receivables due from the former AC Moldings Compounds joint venture.

14. COMMON STOCK

The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 38,799,969 shares were outstanding at December 31, 2002. A summary of changes in common stock issued and treasury stock is presented below.

	Common	Treasury
	Stock	Stock

Balance at December 31, 1999	48,132,640	6,522,967
Purchase of treasury stock	–	2,161,700
Issuance pursuant to stock option plan	–	(636,047)
Award of performance stock and restricted stock	–	(114,272)
Forfeitures and deferrals of stock awards	–	31,881

Balance at December 31, 2000	48,132,640	7,966,229
Purchase of treasury stock	–	1,711,300
Issuance pursuant to stock option plan	–	(1,118,634)
Award of performance stock and restricted stock	–	(81,278)
Forfeitures and deferrals of stock awards	–	33,915

Balance at December 31, 2001	48,132,640	8,511,532
Purchase of treasury stock	–	1,225,282
Issuance pursuant to stock option plan	–	(293,647)
Award of performance stock and restricted stock	–	(145,904)
Forfeitures and deferrals of stock awards	–	35,408

Balance at December 31, 2002	48,132,640	9,332,671

On November 2, 2000, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases will be made from time to time on the open market or in private transactions and will be utilized for stock option plans, benefit plans and other corporate purposes. Through December 31, 2002, the Company had repurchased 3,098,073 shares at a cost of $90.5 under this authorization. (See also Note 15.)

Stock Award and Incentive Plan: The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), restricted stock (including performance shares), and deferred stock awards and dividend equivalents. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 2002, the Company had reserved approximately 7,998,419 shares for issuance under the 1993 Plan.

Notes to Consolidated Financial Statements – (continued)

The Company has utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options at 100% of the market price on the date the option is granted. Options are generally exercisable in cumulative installments of 33 1/3% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options activity is presented below.

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Shares under option:
Outstanding at beginning of year	6,250,734	$25.73	6,484,300	$21.68	6,239,406	$20.28
Granted	951,100	24.48	938,655	33.54	981,143	24.70
Exercised	(293,647)	10.59	(1,118,634)	8.50	(636,047)	10.86
Forfeited	(215,498)	27.70	(53,587)	31.72	(100,202)	33.26

Outstanding at end of year	6,692,689	$26.15	6,250,734	$25.73	6,484,300	$21.68

Options exercisable at end of year	4,996,336	$25.67	4,382,219	$24.59	4,632,637	$20.16

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 2.77–10.00	780,183	1.14	$5.45	780,183	$5.45
11.66–24.57	2,853,669	6.57	21.46	1,832,121	19.98
25.08–37.75	1,703,437	6.23	29.82	1,029,326	27.85
37.87–47.32	816,375	4.16	40.21	815,681	40.21
47.81–57.44	539,025	5.08	48.11	539,025	48.11

$ 2.77–57.44	6,692,689	5.44	$26.15	4,996,336	$25.67

As provided under the 1993 Plan, the Company has also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2000, 2001 and 2002 relate to the 2002, 2003 and 2004 performance periods, respectively. The total amount of stock-based compensation expense (income) recognized for restricted stock and performance stock was $(1.3) in 2002, $(0.7) in 2001 and $3.5 in 2000. A summary of restricted stock and performance stock activity is as follows:

	2002	2001	2000

Outstanding awards – beginning of year	265,323	244,161	156,386
New awards granted	145,904	81,278	114,272
Shares with restrictions lapsed(1)	(34,226)	(45,402)	(15,936)
Restricted shares forfeited	(79,346)	(14,714)	(10,561)

Outstanding awards – end of year	297,655	265,323	244,161

Weighted average market value of new awards on award date	$24.67	$33.44	$24.68

(1)	Shares with restrictions that lapsed in each period above include shares deferred by certain participants. The Company issued these participants equivalent deferred stock awards that will be distributed in the form of shares of common stock, generally, following termination of employment.

Notes to Consolidated Financial Statements – (continued)

The compensation costs that have been charged against income for restricted stock and performance stock awards have been noted above. The effects of applying the fair value method provided under SFAS No. 123 are shown in Note 1 and are not necessarily indicative of future amounts.

In the event of a “change of control” (as defined in the 1993 Plan), (i) any award under that Plan carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeiture applicable to any other award granted under the 1993 Plan will lapse and such awards will be deemed fully vested and (iii) any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

15. PREFERRED STOCK

The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of December 17, 1993, the Company had issued to American Cyanamid Company (“Cyanamid”), a subsidiary of Wyeth, formerly known as American Home Products Corporation, eight million shares of preferred stock, of which only the Series C Stock remains outstanding.

The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, has an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company’s option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. In 2001 Cyanamid transferred the Series C stock to MDP Holdings, Inc. (“MDP”), its wholly owned subsidiary. The Series C Stock, as amended, provides MDP with the right to elect one director to the Company’s Board of Directors and contains certain covenants requiring the Company to satisfy its environmental remediation obligations, retiree health care and life insurance obligations and certain pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company’s assets or incurring indebtedness in violation of certain covenants, without the consent of MDP as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, MDP as the holder of the Series C Stock, will have additional rights which may include approval of the Company’s capital expenditures and in certain more limited circumstances, appointing additional directors to the Company’s Board of Directors, which together with MDP’s existing representative, would constitute a majority of the Company’s Board of Directors.

Under the terms of the Series C stock, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company’s equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 2002, the Company had $321.2 of debt and $622.8 of equity as defined in the Series C Stock covenant and, under the revised terms, would have the ability to incur up to an additional $613.0 in debt.

At December 31, 2002 and 2001, restricted payments permitted under the Series C Stock were limited to $82.7 and $88.5, respectively. Quarterly adjustments in the amounts available for restricted payments include, but are not limited to, 100% of the net cash proceeds from common stock offerings, 30% of consolidated after-tax net earnings, and 100% of restricted payments made during the quarter. Restricted payments include, but are not limited to, payments of cash dividends on common stock, payments for the repurchase of common stock outstanding and payments on certain classes of debt.

Notes to Consolidated Financial Statements – (continued)

16. EARNINGS PER SHARE

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for common stockholders for the years ended December 31, 2002, 2001 and 2000:

	2002			2001			2000

		Weighted			Weighted			Weighted
		Average	Per		Average	Per		Average	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS
Earnings before extraordinary item	$79.3		$2.01	$66.2		$1.65	$177.6		$4.34
		39,469,995			40,203,975			40,920,647
Extraordinary gain, net of tax	–		–	4.9		0.12	–		–

Net earnings	$79.3		$2.01	$71.1		$1.77	$177.6		$4.34

Effect of dilutive securities Options		884,337			1,240,592			1,716,746
Performance/
Restricted stock		150,287			139,921			100,853
Warrants		625			5,593			6,970
Put options		7,055			657			–

Diluted EPS
Earnings before extraordinary item	$79.3		$1.96	$66.2		$1.59	$177.6		$4.15
		40,512,298			41,590,738			42,745,216
Extraordinary gain, net of tax	–		–	4.9		0.12	–		–

Net earnings	$79.3		$1.96	$71.1		$1.71	$177.6		$4.15

At December 31, 2002, there were 3,058,837 options outstanding with weighted average exercise prices of $35.82 that were excluded from the above calculation because their inclusion would have had an antidilutive effect on EPS.

17. OPERATIONS BY BUSINESS SEGMENT AND GEOGRAPHIC AREAS

Business Segments: The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

The Water and Industrial Process Chemicals segment produces water treating, mining, and phosphine chemicals that are used mainly in water and wastewater treatment, mineral separation processing and semiconductor manufacturing. The segment includes the paper chemicals business, which was substantially divested on November 1, 2000. For more information about the sale of the paper chemicals business, see Note 2. The Performance Products segment produces coatings chemicals, performance chemicals and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells materials that are used mainly in commercial and military aviation and launch vehicles, satellites and aircraft brakes. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, hydrocyanic acid, melamine and sulfuric acid. Some of these chemical intermediates are used in the manufacture of the Company’s specialty chemicals, with the remainder sold to third parties.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. All intersegment sales prices are cost based. The Company evaluates the performance of its operating segments based on earnings from operations and cash flows of the respective segment.

Notes to Consolidated Financial Statements – (continued)

Summarized segment information is as follows:

	Water and
	Industrial			Building
	Process	Performance	Specialty	Block	Total
	Chemicals	Products	Materials	Chemicals	Segments

2002
Net sales to external customers	$331.2	$452.3	$395.5	$167.2	$1,346.2
Intersegment net sales	–	–	–	53.1	53.1

Total net sales	331.2	452.3	395.5	220.3	1,399.3
Earnings from operations	26.7	39.5	64.9	5.3	136.4
Percentage of sales	8.1%	8.7%	16.4%	2.4%	9.7%
Total assets	248.9	389.5	477.8	204.4	1,320.6
Capital expenditures	15.3	10.2	13.4	7.9	46.8
Depreciation and amortization	17.2	28.4	10.7	26.8	83.1

2001
Net sales to external customers	$335.0	$434.7	$450.2	$167.2	$1,387.1
Intersegment net sales	–	–	–	48.6	48.6

Total net sales	335.0	434.7	450.2	215.8	1,435.7
Earnings (loss) from operations(1)	25.7	16.3	95.9	(18.7)	119.2
Percentage of sales	7.7%	3.7%	21.3%	(8.7)%	8.3%
Total assets	241.5	384.8	487.3	226.2	1,339.8
Capital expenditures	22.0	16.0	8.5	13.3	59.8
Depreciation and amortization	17.5	29.2	16.9	27.3	90.9

2000
Net sales to external customers	$403.1	$474.0	$411.6	$203.8	$1,492.5
Intersegment net sales	–	–	–	63.4	63.4

Total net sales	403.1	474.0	411.6	267.2	1,555.9
Earnings from operations(2)	40.2	56.8	85.9	12.7	195.6
Percentage of sales	10.0%	12.0%	20.9%	4.8%	12.6%
Total assets	256.3	434.1	487.0	260.3	1,437.7
Capital expenditures	28.3	16.5	8.2	20.1	73.1
Depreciation and amortization	18.9	30.7	17.6	25.6	92.8

(1)	2001 includes goodwill amortization in the Water and Industrial Process Chemicals, Performance Products and Specialty Materials segments of $1.1, $1.2 and $7.4, respectively, that is no longer amortized under SFAS 142.
(2)	2000 includes goodwill amortization in Water and Industrial Process Chemicals, Performance Products and Specialty Materials segments of $0.9, $1.2 and $7.3, respectively, that is no longer amortized under SFAS 142.

Notes to Consolidated Financial Statements – (continued)

The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company’s Consolidated Financial Statements:

	2002	2001	2000

Net sales:
Net sales from segments	$1,399.3	$1,435.7	$1,555.9
Elimination of intersegment revenue	(53.1)	(48.6)	(63.4)

Total consolidated net sales	$1,346.2	$1,387.1	$1,492.5

Earnings from operations:
Earnings from segments	$136.4	$119.2	$195.6
Corporate unallocated(1)	(19.0)	(6.5)	(19.0)

Total consolidated earnings from operations	$117.4	$112.7	$176.6

Total assets:
Assets from segments	$1,320.6	$1,339.8
Other assets(2)	430.9	310.6

Total consolidated assets	$1,751.5	$1,650.4

(1)	Includes net restructuring and other charges (see Note 3).
(2)	Includes cash and cash equivalents at December 31, 2002 and 2001, of $210.0 and $83.6, respectively.

Operations by Geographic Areas: Net sales to unaffiliated customers presented below are based upon the sales destination that is consistent with management’s view of the business. U.S. exports included in net sales are based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside of the United States. Earnings from operations are also based upon destination and consist of total net sales less operating expenses. Identifiable assets are those assets used in the Company’s operations in each geographic area. Unallocated assets are primarily miscellaneous receivables, construction in progress and cash and cash equivalents.

Notes to Consolidated Financial Statements – (continued)

	2002	2001	2000

Net sales
United States	$685.8	$736.9	$798.8
Other Americas	139.5	151.1	163.7
Asia/ Pacific Rim	197.3	170.7	193.5
Europe, Middle East, Africa	323.6	328.4	336.5

Total	$1,346.2	$1,387.1	$1,492.5

U.S. exports included in net sales above
Other Americas	$40.3	$50.7	$47.5
Asia/ Pacific Rim	86.1	80.6	95.2
Europe, Middle East, Africa	38.3	54.0	46.1

Total	$164.7	$185.3	$188.8

Earnings from operations(1)
United States	$35.0	$26.3	$77.3
Other Americas	25.6	29.6	31.1
Asia/ Pacific Rim	28.2	20.1	25.3
Europe, Middle East, Africa	28.6	36.7	42.9

Total	$117.4	$112.7	$176.6

Identifiable assets
United States	$843.9	$904.4
Other Americas	136.7	128.5
Asia/ Pacific Rim	24.7	25.6
Europe, Middle East, Africa	234.4	210.0

Total	$1,239.7	$1,268.5

Investment in associated companies	90.4	92.6
Unallocated assets	421.4	289.3

Total assets	$1,751.5	$1,650.4

(1)	Earnings from operations in 2002 include restructuring charges of $13.6 and $0.1 in the United States and Europe/ Middle East/ Africa, respectively. Earnings from operations in 2001 include restructuring charges of $5.4 in the United States and goodwill amortization of $7.9, $0.7, $0.1 and $1.0 in the United States, Other Americas, Asia/ Pacific Rim and Europe/ Middle East/ Africa, respectively, that is no longer amortized under SFAS 142. Earnings from operations in 2000 includes net restructuring and other charges of $8.4, $0.3 and $2.8 in the United States, Other Americas and Europe/ Middle East/ Africa, respectively, and goodwill amortization of $7.8, $0.6, $0.1 and $0.9 in the United States, Other Americas, Asia/ Pacific Rim and Europe/ Middle East/ Africa, respectively, that is no longer amortized under SFAS 142.

Major Customers: The Company has a diversity of product lines and in 2002 no customer accounted for more than 10% of the Company’s net sales. Sales to the Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $150 million, or 11% of consolidated net sales, in 2001, and approximately $153 million, or 10% of consolidated net sales, in 2000.

Independent Auditors’ Report

The Board of Directors and Stockholders,
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Also, as discussed in Notes 1 and 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.”

/s/ KPMG LLP

Short Hills, New Jersey

January 21, 2003

Quarterly Data (Unaudited)

(Dollars in millions, except per share amounts)

	1Q	2Q	3Q	4Q	Year

2002
Net Sales	$318.0	$350.9	$332.8	$344.5	$1,346.2
Gross profit(1)	69.4	86.5	85.6	82.3	323.8
Net earnings	7.0	21.4	31.6	19.3	79.3
Basic net earnings per common share(2)	$.18	$.54	$.80	$.49	$2.01
Diluted net earnings per common share(2)	$.17	$.52	$.78	$.49	$1.96

2001
Net Sales	$376.1	$354.1	$342.1	$314.8	$1,387.1
Gross profit(1)	81.5	84.6	84.5	66.4	317.0
Earnings before extraordinary item	17.2	20.9	21.3	6.8	66.2
Extraordinary item, net of taxes	–	–	4.9	–	4.9
Net earnings	17.2	20.9	26.2	6.8	71.1
Basic net earnings per common share(2)
Earnings before extraordinary item	$.43	$.52	$.53	$.17	$1.65
Extraordinary item	–	–	.12	–	.12
Basic net earnings per common share	$.43	$.52	$.65	$.17	$1.77
Diluted net earnings per common share(2)
Earnings before extraordinary item	$.41	$.50	$.51	$.17	$1.59
Extraordinary item	–	–	.12	–	.12
Diluted net earnings per common share	$.41	$.50	$.63	$.17	$1.71

(1)	Gross profit is derived by subtracting manufacturing cost of sales from net sales.
(2)	The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Company. Each such person serves at the pleasure of the Board of Directors of the Company.

Name	Age	Positions

D. Lilley	56	Mr. Lilley is Chairman of the Board, President and Chief Executive Officer of the Company. He was elected Chairman in January 1999 and President and Chief Executive Officer of the Company effective May 11, 1998, having previously served as President and Chief Operating Officer of the Company from January 8, 1997.
J. P. Cronin	49	Mr. Cronin is Executive Vice President and Chief Financial Officer of the Company, having previously served as Vice President and Chief Financial Officer of the Company from its inception in 1993 until he was elected an Executive Vice President in September 1996.
W. N. Avrin	47	Mr. Avrin was elected Vice President, Corporate and Business Development of the Company in December 1999, having previously served the same role for one year in a non-officer capacity. From 1997 through 1998, Mr. Avrin was vice president and general manager of Cytec’s paper, water treating and mining chemicals business.
D. M. Drillock	45	Mr. Drillock was elected Vice President, Controller and Investor Relations of the Company in April 2002. He previously served as Controller for more than four years.
J.E. Marosits	50	Mr. Marosits was elected Vice President, Human Resources in July 2002. For more than four years prior to that, he had been Cytec’s Director, Human Recources for Building Block Chemicals and Corporate Manager, Labor Relations.
R. Smith	44	Mr. Smith was elected Vice President, General Counsel and Secretary of the Company effective January 1, 2002, having previously served as Assistant General Counsel since December 1998 and Senior Counsel for more than two years prior thereto.
T. P. Wozniak	49	Mr. Wozniak is Treasurer of the Company and has held this position for more than five years.

The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Common Stockholders, dated March 05, 2003.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the “Executive Compensation,” the “Employment and Severance Arrangements,” the “Compensation under Retirement Plans,” the “Compensation of Directors,” the “Compensation and Management Development Committee Report,” and the “Performance Graph” sections of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Common Stockholders, dated March 05, 2003.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the “Cytec Stock Ownership by Directors & Officers” and the “Security Ownership of Certain Beneficial Owners” sections of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Common Stockholders, dated March 05, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Common Stockholders, dated March 05, 2003.

Item 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements:

Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (See Item 8):
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the Years ended
    December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years ended
    December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years
    ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Independent Auditors’ Report

(a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules

Independent Auditors’ Report Schedule II – Valuation and Qualifying Accounts

Schedules, other than Schedule II — Valuation and Qualifying Accounts, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

2.1(a)	Transfer and Distribution Agreement dated as of December 17, 1993 between American Cyanamid Company (“Cyanamid”) and the Registrant (incorporated by reference to exhibit 2.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 1993).
2.1(b)	Transfer and Distribution Agreement Amendment, dated April 8, 1997 between Cyanamid and the Registrant (incorporated by reference to exhibit 2.1(a) to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1997).
2.1(c)	Transfer and Distribution Agreement Second Amendment, dated as of January 22, 1999, between Cyanamid and the Registrant (incorporated by reference to exhibit 2.1(c) to Registrant’s annual report on Form 10-K for the year ended December 31, 1998).
2.2(a)	Preferred Stock Repurchase Agreement, dated as of August 17, 1995, between Cyanamid and the Registrant (incorporated by reference to exhibit 2(b) to Registrant’s registration statement on Form S-3, registration number 33-97328).
2.2(b)	Amendment No. 1 to Preferred Stock Repurchase Agreement, dated as of October 10, 1995, between Cyanamid and Registrant (incorporated by reference to exhibit 2(c) to Registrant’s registration statement on Form S-3, registration number 33-97328).
3.1(a)	Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1996).
3.1(b)	Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).
3.1(c)	Conformed copy of the Registrant’s certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Registrant’s registration statement on Form S-8, registration number 333-45577).
3.2	By-laws, as amended through January 22, 2002 (incorporated by reference to Exhibit 3.2 to Registrant’s annual report on Form 10-K for the year ended December 31, 2001).
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Registrant’s registration statement on Form 10).
4.2	Certificate of Designations, Preferences and Rights of Series C Preferred Stock (incorporated by reference to exhibit 4.4 to Registrant’s annual report on Form 10-K for the year ended December 31, 1993). Reference is also made to exhibits 2.1(b), 2.1(c), 2.2(a) and 2.2(b).

4.3	Form of Series C Preferred Stock Certificate (incorporated by reference to exhibit 4.7 to Registrant’s registration statement on Form 10).
4.4(a)	Indenture, dated as of March 15, 1998 between the Registrant and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s current report on Form 8-K, dated March 18, 1998).
4.4(b)	Supplemental Indenture, dated as of May 11, 1998 between the Registrant and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
4.5	6.50% Global Note due March 15, 2003 (incorporated by reference to Exhibit 4.2 of Registrant’s current report on Form 8-K dated March 18, 1998).
4.6	6.75% Global Note due March 15, 2008 (incorporated by reference to Exhibit 4.3 of Registrant’s current report on Form 8-K dated March 18, 1998).
4.7	6.846% Mandatory Par Put Remarketed Securities due May 11, 2025 (incorporated by reference to Exhibit 4.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
10.1(a)	Environmental Matters Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant (incorporated by reference to exhibit 10.1 to Registrant’s annual report on Form 10-K for the year ended December 31, 1993).
10.1(b)	Amendment, dated as of January 29, 2003, between Cyanamid and the Registrant.
10.2	OPEB Matters Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant (incorporated by reference to exhibit 10.2 to Registrant’s annual report on Form 10-K for the year ended December 31, 1993).
10.3	Intellectual Property Agreements, each dated as of December 17, 1993 and each between Cyanamid and Cytec Technology Corp. (consisting of (i) Assignment of U.S. Patents, (ii) Assignment of U.S. Patent Applications, (iii) Assignment of Foreign Patents and Patent Applications, (iv) Assignment of Records of Invention, (v) Exclusive Patent and Knowhow License, (vi) Option Agreement for Non-Exclusive Patent and Knowhow License, (vii) Non-Exclusive Patent and Knowhow License, (viii) Agreement re access to CL File and (ix) Assignment of Knowhow)(incorporated by reference to exhibit 10.7 to Registrant’s annual report on Form 10-K for the year ended December 31, 1993).
10.4	Trademarks and Copyrights Transfer Agreement, Assignment and Bill of Sale, dated as of December 17, 1993, among Cyanamid, Cytec Technology Corp. and the Registrant (incorporated by reference to exhibit 10.8 to Registrant’s annual report on Form 10-K for the year ended December 31, 1993).
10.6	Three year Credit Agreement as of April 11, 2002 among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, Wachovia Bank, as Syndication Agent, and ABN Amro Bank N.V., as Documentation Agent (incorporated by reference to exhibit 10.6 to Registrant’s quarterly report on form 10-Q for the quarter ended September 30, 1998).
10.8(a)	Partnership Agreement (the “CYRO Partnership Agreement”) between Cyanamid Plastics, Inc., and Rohacryl, Inc., dated July 1, 1976 (incorporated by reference to exhibit 10.17 to Registrant’s registration statement on Form 10).
10.8(b)	Letter amendment, dated February 19, 1993, among CYRO Industries, Cyanamid Plastics Inc. and Rohacryl Inc. to the CYRO Partnership Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
10.8(c)	Letter amendment, dated as of March 27, 2002 between Cytec Plastics Inc. and Rohacryl Inc., to the CYRO Partnership Agreement (incorporated by reference to Exhibit 10.8(c) to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001).
10.9(a)	Joint Venture Agreement (the “AMEL Joint Venture Agreement”) between Cyanamid Melamine Inc., and DCP Melamine North America, Inc., dated April 15, 1986 (incorporated by reference to exhibit 10.18(a) to Registrant’s registration statement on Form 10).
10.9(b)	Amendment No. 1 to AMEL Joint Venture Agreement, dated April 30, 1987, by and between Cyanamid Melamine Inc. and DCP Melamine North America, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).

10.9(c)	Amendment No. 2 to AMEL Joint Venture Agreement, dated May 1, 1994, by and between DSM Melamine Americas, Inc. and Cytec Melamine Inc. (incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
10.9(d)	Amendment No. 3 to AMEL Joint Venture Agreement, dated January 30, 1995 by and between Cytec Melamine Inc. and DSM Melamine Americas, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
10.9(e)	Agreement dated April 15, 1986 between Cyanamid and DSM Chemische Production BV, as amended October 24, 1994 (incorporated by reference to exhibit 10.18(b) to Registrant’s annual report on Form 10-K for the year ended December 31, 1994.)
10.12	Executive Compensation Plans and Arrangements
10.12(a)	1993 Stock Award and Incentive Plan, as amended through April 11, 2002 (incorporated by reference to Exhibit 10.12(a) to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.)
10.12(b)	Form of Performance Stock Award/ Performance Cash Award Grant Letter. (incorporated by reference to exhibit 10.12(b) to Registrant’s annual report on Form 10-K for the year ended December 31, 1999).
10.12(c)	Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 20, 2003.
10.12(d)(i)	Form of Stock Option Grant Letter (incorporated by reference to exhibit 10.13(d) of Registrant’s annual report on Form 10-K for the year ended December 31, 1998).
10.12(d)(ii)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 (incorporated by reference to Exhibit 10.12(d)(ii) to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001).
10.12(e)	Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Registrant’s annual report on Form 10-K for the year ended December 31, 1996).
10.12(f)	Executive Income Continuity Plan, as amended through January 22, 2001 (incorporated by reference to exhibit 10.12(g) to Registrant’s annual report on Form 10-K for the year ended December 31, 2000).
10.12(g)	Key Manager Income Continuity Plan, as amended through December 15, 2000 (incorporated by reference to exhibit 10.12(h) to Registrant’s annual report on Form 10-K for the year ended December 31, 2000).
10.12(h)	Employee Income Continuity Plan, as amended through May 13, 1996 (incorporated by reference to exhibit 10.13(i) to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1996).
10.12(i)	Cytec Excess Retirement Benefit Plan, as amended through May 11, 2000 (incorporated by reference to exhibit 10.12(j) to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2000).
10.12(j)	Cytec Supplemental Employees Retirement Plan, as amended through April 13, 2000 (incorporated by reference to exhibit 10.12(k) to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2000).
10.12(k)	Cytec Executive Supplemental Employees Retirement Plan, as amended through October 14, 1999 (incorporated by reference to exhibit 10.13(k) to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1999).
10.12(l)	Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit 10(G) to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1994).
10.12(m)	Cytec Supplemental Savings and Profit Sharing Plan, as amended through December 29, 1999 (incorporated by reference to exhibit 10.12(n) to Registrant’s annual report on Form 10-K for the year ended December 31, 1999).
10.12(n)	Amended and Restated Trust Agreement effective as of December 15, 1994 between the Registrant and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Registrant’s annual report on Form 10-K for the year ended December 31, 1999).
10.12(o)	Deferred Compensation Plan as amended through December 9, 2002.
10.12(p)	Cytec Industries Inc. Estate Enhancement Plan including form of agreement, form of death benefit agreement, and form of election to forego compensation and enrollment form (incorporated by reference to Exhibit 10.13(u) to Registrant’s annual report on Form 10-K for the year ended December 31, 1997).

12	Computation of Ratio of Earnings to Fixed Charges
21	Subsidiaries of the Company
23	Consent of KPMG LLP
24(a-h)	Powers of Attorney of J. E. Akitt, F. W. Armstrong, C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., W. P. Powell, J. R. Satrum and J. R. Stanley.
99.1	Certification of David Lilley, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
99.2	Certification of James P. Cronin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended December 31, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.
(Registrant)

DATE: February 21, 2003

By:	/s/ D. LILLEY

D. Lilley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: February 21, 2003	/s/ D. LILLEY ------------------------------------------------- D. Lilley Chairman, President and Chief Executive Officer

DATE: February 21, 2003	/s/ J. P. CRONIN ------------------------------------------------- J. P. Cronin, Executive Vice President, Chief Financial and Accounting Officer

* J. E. Akitt, Director

* F. W. Armstrong, Director

* C.A. Davis, Director

* A. G. Fernandes

* L. L. Hoynes, Jr., Director	* By /s/ R. SMITH Attorney-in-Fact

* W. P. Powell, Director

* J. R. Satrum, Director

* J. R. Stanley, Director

Date: February 21, 2003

Certifications

I, David Lilley, certify that:

1.	I have reviewed this annual report on Form 10-K of Cytec Industries Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID LILLEY

David Lilley
Chairman, President and
Chief Executive Officer
February 21, 2003

Certifications

I, James P. Cronin, certify that:

1. I have reviewed this annual report on Form 10-K of Cytec Industries Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES P. CRONIN

James P. Cronin
Executive Vice President and
Chief Financial Officer
February 21, 2003

Independent Auditors’ Report

The Board of Directors and Stockholders

Cytec Industries Inc.:

Under date of January 21, 2003, we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey

January 21, 2003

Schedule II – Valuation and Qualifying Accounts
Years ended December 31, 2002, 2001 and 2000
(In Millions)

		Additions or
		(deductions)
		charged or	Other
	Balance	(credited)	additions or		Balance
Description	12/31/2001	to expenses	(deductions)		12/31/2002

Reserves deducted from related assets:
Doubtful accounts receivable	$7.8	$2.2	$(1.2	)(1)	$8.8
Total investments, advances and other assets	$15.4	$1.7 (2)	$(0.1)		$17.0
Environmental accruals	$93.9	–	$(10.2	)(3)	$83.7

(1)	Principally bad debts written off, less recoveries.
(2)	Write off of associated company.
(3)	Environmental remediation spending, excluding internal efforts.

		Additions or
		(deductions)
		charged or	Other
	Balance	(credited)	additions or		Balance
Description	12/31/2000	to expenses	(deductions)		12/31/2001

Reserves deducted from related assets:
Doubtful accounts receivable	$8.8	$0.1	$(1.1	)(1)	$7.8
Total investments, advances and other assets	$14.0	-	$1.4	(2)	$15.4
Environmental accruals	$104.7	-	$(10.8	)(3)	$93.9

(1)	Principally bad debts written off, less recoveries.
(2)	Payment-in-kind preferred stock dividend received from a company currently in bankruptcy.
(3)	Environmental remediation spending, excluding external efforts.

		Additions or
		(deductions)
		charged or		Other
	Balance	(credited)		additions or		Balance
Description	12/31/1999	to expenses		(deductions)		12/31/2000

Reserves deducted from related assets:
Doubtful accounts receivable	$9.3	$(0.2)		$(0.3	)(1)	$8.8
Total investments, advances and other assets	$17.5	$(1.8	)(2)	$0.6	(4)	$14.0
		$(2.3	)(3)
Environmental accruals	$122.9	$(3.3	)(5)	$(14.9	)(6)	$104.7

(1)	Principally bad debts written off, less recoveries.
(2)	Reversal of a provision against unconsolidated equity investments.
(3)	Liquidation of certain investments held by unconsolidated associated companies which had been fully reserved.
(4)	Payment-in-kind preferred stock dividend received from a company currently in bankruptcy.
(5)	Includes the elimination of a reserve related to the sale of land.
(6)	Environmental remediation spending, excluding internal efforts.