Form 10-Q
period 2003-03-31
CYTEC INDUSTRIES INC/DE/
filed 2003-04-30
CIK 912513

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/   X   /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 38,500,717 shares of common stock outstanding at March 31, 2003.

                                              INDEX




                                                                                             Page

                                                                                           ========

PART I - FINANCIAL INFORMATION
    Item 1.      Consolidated Financial Statements                                               3
                 Consolidated Statements of Income                                               3
                 Consolidated Balance Sheets                                                     4
                 Consolidated Statements of Cash Flows                                           5
                 Notes to Consolidated Financial Statements                                      6
    Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                        12
    Item 3.      Quantitative And Qualitative Disclosures About Market Risk                     16
    Item 4.      Controls and Procedures                                                        17

PART II - OTHER INFORMATION
    Item 1.      Legal Proceedings                                                              18
    Item 2.      Changes in Securities and Use of Proceeds                                      19
    Item 5.      Other Information                                                              19
    Item 6.      Exhibits and Reports on Form 8-K                                               19

SIGNATURES                                                                                      20
CERTIFICATIONS                                                                                  21
EXHIBIT INDEX                                                                                   23


PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                              (Millions of dollars, except per share amounts)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                 2003               2002
                                                                              -----------        -----------
       Net sales                                                               $   367.4          $   318.0

       Manufacturing cost of sales                                                 272.4              248.0
       Selling and technical services                                               30.1               31.7
       Research and process development                                              8.2                8.9
       Administrative and general                                                   11.8               13.2
       Amortization of acquisition intangibles                                       0.8                0.8
                                                                              -----------        -----------

       Earnings from operations                                                     44.1               15.4

       Other expense, net                                                            1.2                0.9

       Equity in earnings of associated companies                                    2.5                1.1

       Interest expense, net                                                         4.1                5.1
                                                                              -----------        -----------

       Earnings before income taxes and cumulative effect of a change in            41.3               10.5
       accounting principle

       Income tax provision                                                         12.4                3.5
                                                                              -----------        -----------

       Earnings before cumulative effect of a change in accounting
       principle                                                                    28.9                7.0

       Cumulative effect of a change in accounting principle, net of taxes
       of $7.3                                                                     (13.6)                 -
                                                                              -----------        -----------

       Net earnings                                                            $    15.3          $     7.0
                                                                              ===========        ===========
       Earnings before cumulative effect of a change in accounting principle per common share
               Basic                                                           $    0.75          $    0.18
               Diluted                                                         $    0.73          $    0.17

       Cumulative effect of a change in accounting principle per common share
               Basic                                                           $   (0.35)         $       -
               Diluted                                                         $   (0.34)         $       -

       Earnings per common share
               Basic                                                           $    0.39          $    0.18
               Diluted                                                         $    0.38          $    0.17

See accompanying Notes to Consolidated Financial Statements.

                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                           (Millions of dollars, except share and per share amounts)

                                                                             March 31,           December 31,
                                                                               2003                   2002
                                                                           ------------          ------------
ASSETS

Current assets
     Cash and cash equivalents                                             $       92.8          $      210.0
     Trade accounts receivable, less allowance for doubtful accounts
          of $8.0 and $8.8 in 2003 and 2002, respectively                         217.9                 199.7
     Other accounts receivable                                                     41.7                  39.3
     Inventories                                                                  152.0                 131.3
     Deferred income taxes                                                         15.4                  17.3
     Other current assets                                                          14.3                   7.2
                                                                           ------------          ------------
          Total current assets                                                    534.1                 604.8

Investment in associated companies                                                 90.1                  90.4

Plants, equipment and facilities, at cost                                       1,408.0               1,383.4
     Less:  accumulated depreciation                                             (828.1)               (805.5)
                                                                           ------------          ------------
          Net plant investment                                                    579.9                 577.9

Acquisition intangibles, net of accumulated amortization                           38.8                  39.5
Goodwill                                                                          334.1                 334.0
Deferred income taxes                                                              83.6                  71.6
Other assets                                                                       28.3                  33.3
                                                                           ------------          ------------
Total assets                                                               $    1,688.9          $    1,751.5
                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current maturity of long-term debt                                    $          -          $       99.9
     Accounts payable                                                             112.1                  99.5
     Accrued expenses                                                             166.6                 175.8
     Income taxes payable                                                          65.0                  55.6
                                                                           ------------          ------------
          Total current liabilities                                               343.7                 430.8

Long-term debt                                                                    216.2                 216.0
Pension and other postemployment benefit liabilities                              353.6                 359.3
Other noncurrent liabilities                                                      140.8                 122.5

Stockholders' equity
     Preferred stock, 20,000,000 shares authorized;
          issued and outstanding 4,000 shares, Series C Cumulative,
          $.01 par value at liquidation value of $25 per share                      0.1                   0.1
     Common stock, $.01 par value per share, 150,000,000
          shares authorized; issued 48,132,640 shares                               0.5                   0.5
     Additional paid-in capital                                                   129.7                 131.1
     Retained earnings                                                            920.7                 905.5
     Unearned compensation                                                         (5.3)                 (6.8)
     Additional minimum pension liability                                         (98.0)                (98.0)
     Unrealized loss on derivative instruments                                     (0.2)                     -
     Accumulated translation adjustments                                          (13.3)                (18.8)
     Treasury stock, at cost, 9,631,923 shares in 2003, and
          9,332,671 shares in 2002                                               (299.6)               (290.7)
                                                                           ------------          ------------
          Total stockholders' equity                                              634.6                 622.9
                                                                           ------------          ------------
Total liabilities and stockholders' equity                                 $    1,688.9          $    1,751.5
                                                                           ============          ============

See accompanying Notes to Consolidated Financial Statements.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                          (Millions of dollars)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      2003           2002
                                                                                   ---------       --------
Cash flows provided by (used for) operating activities
   Net earnings                                                                    $    15.3       $    7.0
   Noncash items included in net earnings:
       Dividends from associated companies greater
          (less) than earnings                                                           0.6           (1.1)
       Depreciation                                                                     21.6           20.1
       Amortization                                                                      1.2            1.9
       Deferred income taxes                                                           (10.3)          (0.7)
       Loss on asset write-off                                                           -              7.2
       Cumulative effect of change in accounting principle, net of tax                  13.6            -
       Other                                                                             -             (0.1)
   Changes in operating assets and liabilities:
       Trade accounts receivable                                                       (16.6)         (11.9)
       Other receivables                                                                (2.4)          4.6
       Inventories                                                                     (19.5)          (4.4)
       Accounts payable                                                                 12.3            2.5
       Accrued expenses                                                                 (9.2)           8.1
       Income taxes payable                                                             17.7           (0.1)
       Other assets                                                                     (2.7)          (2.1)
       Other liabilities                                                               (11.5)          (9.4)
                                                                                   ---------       --------
Net cash flows provided by operating activities                                         10.1           21.6
                                                                                   ---------       --------

Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities                                       (18.9)         (11.6)
   Proceeds received on sale of assets                                                   0.1              -
                                                                                   ---------       --------
Net cash flows used for investing activities                                           (18.8)         (11.6)
                                                                                   ---------       --------
Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options and warrants                              1.7            0.6
   Purchase of treasury stock                                                          (11.3)          (2.9)
   Repayment of long-term debt                                                        (100.0)             -
                                                                                   ---------       --------
Net cash flows used for financing activities                                          (109.6)          (2.3)
                                                                                   ---------       --------

Effect of exchange rate changes on cash and cash equivalents                             1.1           (0.9)
                                                                                   ---------       --------

Increase (decrease) in cash and cash equivalents                                      (117.2)           6.8

Cash and cash equivalents, beginning of period                                         210.0           83.6
                                                                                   ---------       --------

Cash and cash equivalents, end of period                                           $    92.8       $   90.4
                                                                                   =========       ========

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

(1)  BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

(2)  EARNINGS PER SHARE (EPS)

Basic earnings per common share excludes dilution and is computed by dividing net earnings less preferred stock dividends by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings less preferred stock dividends by the sum of the weighted-average number of common shares outstanding for the period increased for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                        Three Months Ended March 31,
                                                             2003                                        2002
                                         ------------------------------------------  ---------------------------------------------

                                                         Weighted Avg.      Per                      Weighted Avg.       Per
                                             Income         Shares         Share         Income         Shares          Share
                                           (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)     Amount
Basic EPS                                                  38,734,611                                  39,703,472
---------
Earnings before cumulative effect of
  change in accounting principle           $      28.9                    $   0.75     $       7.0                     $   0.18
Cumulative effect of accounting change           (13.6)                      (0.35)              -                            -
                                           -----------                    --------     -----------                     --------
Net earnings                                      15.3                    $   0.39     $       7.0                     $   0.18

Diluted EPS
-----------
Effect of dilutive securities
-----------------------------
Options                                                       912,603                                     865,018          -
Performance / Restricted stock                                116,808                                      93,042          -
Warrants                                                            -                                       2,499          -
                                                         ------------                                ------------
Weighted average shares                                    39,764,022                                  40,664,031
-----------------------
Earnings before cumulative effect of
  change in accounting principle           $      28.9                    $   0.73     $       7.0                     $   0.17
Cumulative effect of accounting change           (13.6)                      (0.34)              -                            -
                                           -----------                    --------     -----------                     --------
Net earnings                                      15.3                    $   0.38     $       7.0                     $   0.17
----------------------------------------------------------------------------------------------------------------------------------

(3)  STOCK-BASED COMPENSATION

The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:


                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                              2003             2002
                                                                            --------         --------
            Net earnings, as reported                                       $   15.3         $    7.0
            Add:
               Stock-based employee compensation expense
               included in reported net income, net of related tax               -                0.5
               effects
            Deduct:
               Total stock-based employee compensation expense
               determined under fair value based method for all awards,
               net of related tax effects                                        1.9              2.3
                                                                            --------         --------
            Pro forma net earnings                                          $   13.4         $    5.2
                                                                            ========         ========

            Earnings per share:
               Basic, as reported                                           $   0.39         $   0.18
               Basic, pro forma                                                 0.35             0.13
               Diluted, as reported                                         $   0.38         $   0.17
               Diluted, pro forma                                               0.34             0.13

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                              2003           2002
            -------------------------------------------------------------------------------------------
            Expected life (years)                                               5.6            5.6
            Expected volatility                                                47.3  %        47.4  %
            Expected dividend yield                                               -              -
            Risk-free interest rate                                             2.9  %         3.3  %
            Weighted average fair value of options granted
                     during the period                                    $   12.52     $    11.65

(4)  RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 results in delayed recognition for certain types of costs as compared to the provisions of EITF 94-3. SFAS 146 became effective for new exit or disposal activities initiated after December 31, 2002. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but did not have any impact on the Company's consolidated financial position or results of operations for the first quarter of 2003.

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of an asset. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

On January 1, 2003, the Company recorded an increase in long-term liabilities of $22.8, an increase in the gross carrying value of Plants, Equipment and Facilities of $5.3 and related accumulated depreciation of approximately $3.4, a long-term deferred tax asset of $7.3 and an after-tax charge of $13.6 for the cumulative effect of prior years for depreciation of the additional costs and accretion expense on the asset retirement liability. The long-term liability relates primarily to estimated costs for disposal of building materials and other closure obligations for existing structures upon renovation, closure or dismantlement of certain of the Company's facilities. At March 31, 2003, the asset retirement liability was $23.1. Accretion and depreciation expense recognized in the first quarter of 2003 were $0.4. The pro forma amount of the asset retirement liability as of March 31, 2002, was $21.6. The pro forma amounts of the asset retirement liability were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Pro forma net earnings and earnings per share for the quarter ended March 31, 2002, assuming SFAS 143 had been applied as of January 1, 2002, are as follows:

       Quarter ended March 31, 2002    Net Earnings   Basic EPS      Diluted EPS

       As Reported                         $7.0           $0.18          $0.17

       Pro forma amounts                   $6.7           $0.17          $0.16

(5)  INVENTORIES

The inventories consisted of the following:

                                                                March 31,                 December 31,
                                                                  2003                        2002
                                                             ---------------           ---------------
       Finished goods                                        $          93.9           $          81.4
       Work in process                                                  21.5                      15.1
       Raw materials & supplies                                         67.3                      65.5
                                                             ---------------           ---------------
                                                                       182.7                     162.0
       Less reduction to LIFO cost                                     (30.7)                    (30.7)
                                                             ---------------           ---------------
                                                             $         152.0           $         131.3
                                                             ===============           ===============

(6)  EQUITY IN EARNINGS OF ASSOCIATED COMPANIES

Summarized financial information for the Company's equity in earnings of associated companies is as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                  2003                      2002
                                                             ---------------           ---------------
       Net sales                                             $          79.5           $          67.7
       Gross profit                                                     15.6                      14.1
       Earnings before cumulative effect of change
              in accounting principle                                    4.5                       2.2
       Cumulative effect of adoption of SFAS 143,
              net of tax                                                (0.2)                      -
                                                             ---------------           ---------------
       Net earnings                                          $           4.3                       2.2
                                                             ---------------           ---------------
       The Company's equity in earnings
              of associated companies                        $           2.5           $           1.1
       -----------------------------------------------------------------------------------------------
       The Company's equity in cumulative effect of
              adoption of SFAS 143, net of tax,
              of associated companies                        $          (0.1)          $           -
       -----------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

(7)  ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES

As of March 31, 2003, and December 31, 2002, the aggregate environmental related accruals were $83.3 and $83.7, respectively. As of March 31, 2003, and December 31, 2002, $15.0 of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2003 and 2002, was $1.5 and $1.6, respectively. All accruals have been recorded without giving effect to any possible future insurance proceeds.

The Company is also a party to various other claims and litigation. Based on the advice of counsel, management believes that the resolution of such claims and litigation will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period.

(8)  COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, are as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                   2003                 2002
                                                               -------------        ------------
        Net earnings                                           $        15.3        $        7.0
        Other comprehensive income (loss):
        Unrealized gain (loss) on derivative instruments                (0.2)                0.1
        Foreign currency translation adjustments                         5.5                (3.0)
                                                               -------------        ------------
        Comprehensive income                                   $        20.6        $        4.1
                                                               =============        ============

(9)  OTHER FINANCIAL INFORMATION

Taxes paid for the three months ended March 31, 2003 and 2002, were approximately $6.1 and $3.0, respectively. Interest paid for the three months ended March 31, 2003 and 2002 was approximately $6.6 in both periods.

At March 31, 2003, and December 31, 2002, the Company's long-term debt consisted of public debt, including the current maturity of long-term debt, in the amounts of $216.2 and $315.9, respectively. The Company repaid $100.0 of debt in the first quarter of 2003 that had been recorded as a current liability at December 31, 2002.

In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option which was renewed in April 2003. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions. The credit agreements contain covenants customary for such facilities.

In March 2003, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. The Company repurchased approximately 384,100 shares of stock at a cost of $11.3 during the first quarter of 2003 that completed its previous authorization and that included the purchase of approximately 57,600 shares under this new authorization.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

(10) SEGMENT INFORMATION

Summarized segment information follows:

                                                                     Three Months Ended
                                                                           March 31,
                                                                2003                     2002
                                                          -----------------         ---------------
       Net Sales
       ---------
       Water and Industrial Process Chemicals             $            85.8         $          75.6
       Performance Products                                           119.8                   108.5
       Specialty Materials                                            108.1                   103.1
       Building Block Chemicals
              Sales to external customers                              53.7                    30.8
              Intersegment sales                                       16.4                    11.6
                                                          -----------------         ---------------

       Net sales from segments                                        383.8                   329.6

       Elimination of intersegment revenue                            (16.4)                  (11.6)
                                                          -----------------         ---------------
       Total consolidated net sales                       $           367.4         $         318.0
                                                          =================         ===============

                                                                     % of                      % of
       Earnings (loss) from operations                               Sales                     Sales
       -------------------------------                               ------                    -----
       Water and Industrial Process Chemicals             $    6.9       8%         $   5.4       7%
       Performance Products                                   11.8      10%             6.6       6%
       Specialty Materials                                    22.3      21%            20.5      20%
       Building Block Chemicals                                4.3       6%            (0.5)     -1%
                                                          --------                  -------

       Earnings from segments                                 45.3      12%            32.0      10%

       Corporate and Unallocated (1)                          (1.2)                   (16.6)
                                                          --------                  -------
       Total consolidated earnings from operations        $   44.1      12%         $  15.4       5%
                                                          ========                  =======
       (1) Three months ended March 31, 2002 includes net restructuring charges of $14.8.  (See Note 12).

(11) OTHER ACQUISITION INTANGIBLES

Other acquisition intangibles consisted of the following major classes:

                              Gross                          Acquisition
                             carrying      Accumulated       intangibles,
                              value        amortization          net
                           ------------    ------------    --------------
     Technology-based      $       29.9    $      (7.3)     $       22.6
     Marketing-related              9.5           (2.3)              7.2
     Customer-related              11.9           (2.9)              9.0
                            ------------   ------------    --------------
     Total                 $       51.3    $     (12.5)     $       38.8
                           ============    ============    ==============

Amortization of acquisition intangibles for the three months ended March 31, 2003, was $0.8. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal years 2003 through 2005 is $3.1 and for the years 2006 and 2007 is $3.0. At March 31, 2003, there were no acquisition intangibles with indefinite useful lives as defined by SFAS 142.

(12)     Restructuring of Operations

In the first quarter of 2002, the Company recorded an aggregate restructuring charge of $16.6, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel and a charge of $5.7 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, New Jersey facility resulting in the elimination of 23 positions and a charge of $1.6 for employee related and decommissioning costs and the discontinuance of a minor unprofitable product line resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.7; selling and technical services, $3.0; research and process development, $1.0 and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

administrative and general, $0.9. During the fourth quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated. As a result, the Company recognized a restructuring credit of $0.6 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.1; selling and technical services, $0.4; and administrative and general, $0.1. As of March 31, 2003, cash payments of $6.6 had been made for these charges and the remaining liability to be paid was $2.2. The Company expects that the majority of this liability will be paid in 2003. In addition, during the first quarter of 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility last year.

In 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring fewer costs than originally estimated. As a result, the Company recognized a restructuring credit of $0.5 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.4 and selling and technical services, $0.1. This restructuring accrual was further reduced by $0.4 in the fourth quarter of 2002 as a credit to manufacturing cost of sales. The personnel reductions were completed in 2002. Cash payments of $3.4 had been made for these charges through March 31, 2003 and the remaining liability to be paid was $0.2 that relates primarily to long-term severance payouts.

In 2000, the Company recorded a restructuring charge of $10.8 related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation. During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring fewer costs than originally estimated. As a result, the Company recognized a restructuring credit of $1.3 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $0.8. This restructuring accrual was further reduced by $0.1 in the fourth quarter of 2002 as a credit to selling and technical services. The personnel reductions were completed in 2002. Cash payments of $6.7 had been made for these charges through March 31, 2003 and the remaining liability to be paid was $0.7 that relates primarily to long-term severance payouts.

(13) COMMODITY AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses natural gas forward contracts to selectively hedge gas utility requirements at its Building Blocks Chemicals Fortier manufacturing facility. Realized gains and losses on these contracts, if any, are included in the cost of the commodity upon settlement of the contract. As of March 31, 2003, the Fortier facility's 2003 remaining forecasted natural gas utility requirements were 59% hedged and the 2004 forecasted natural gas utility requirements were less than 5% hedged. At March 31, 2003, the Company had outstanding natural gas forward contracts with a notional value of $12.5 and delivery dates of April 2003 through February 2004.

The Company also uses natural gas swaps to selectively hedge gas utility requirements at certain of its other facilities. These swaps, which are financially settled, are highly effective at achieving offsetting cash flows of the underlying natural gas purchases and have been designated as cash flow hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The swaps are reported on the Consolidated Balance Sheets at fair value, with offsetting amounts included in Unrealized Loss on Derivative Investments on an after-tax basis. Gains and losses are reclassified into earnings, as a component of Manufacturing Cost of Sales in the period the hedged natural gas purchases affect earnings. As of March 31, 2003, the Company had outstanding natural gas swaps with a fair value of $0.3, which will be reclassified into Manufacturing Cost of Sales through February 2004 as these swaps are settled.

In connection with the Company's stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company's stock and entitle the holder to sell shares of the Company's common stock to the Company at specified exercise prices. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company's common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders' Equity. Subsequent changes in fair value are not recognized in the financial statements. During 2002 the Company sold 100,000 put options to an institutional investor in a private placement. The put options entitled the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.505 per share. During 2002, the Company received aggregate premiums of approximately $0.3 on the sale of such options. During the first quarter of 2003, the holder elected to exercise the 100,000 put options, which were settled by the Company purchasing 100,000 shares of its common stock at the exercise price of $29.505 per share. The closing stock price on the settlement date was $27.98 per share. At March 31, 2003, no put options were outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FIRST QUARTER OF 2003 VERSUS FIRST QUARTER OF 2002

Net sales for the first quarter of 2003 were $367.4 compared with $318.0 for the first quarter of 2002. All segments reported higher sales. In the Company's Specialty Chemical segments, demand kept pace with the second half 2002 levels and several new business opportunities were realized. Specialty Materials sales reflect higher replacement part purchases and what is believed to be inventory rebuilding by certain customers from low year-end levels. Building Block Chemical sales were up primarily due to improved acrylonitrile market conditions.

Manufacturing cost of sales was $272.4 or 74.1 % of net sales in the first quarter of 2003, compared to $248.0 or 78.0% of sales for the prior year period. Included in the first quarter of 2002 is a $10.8 net restructuring charge, or 3.4% of net sales, for plant closure and expenses associated with discontinuing a product line. Excluding this charge manufacturing cost of sales was 74.6%. The improvement in the first quarter of 2003 is due to the Company's manufacturing facilities running at higher capacity utilization levels, its operational excellence programs and the effect of favorable exchange rate changes offset somewhat by increased raw material, energy, employee benefit and insurance costs. Freight costs were also higher as a result of freight surcharges applied by carriers to cover the higher cost of fuel.

Selling and technical services decreased $1.6; research and development expenses decreased $0.7; and administrative expenses decreased $1.4 million but included in the prior year amounts are net restructuring charges of $2.1, $1.0 and $0.9, respectively. After excluding the net restructuring charges from 2002, overall operating expenses for the first quarter of 2003 were flat compared with the prior year period. As the Company continues to focus on its growth initiatives, the expectation is that selling and technical services costs will increase somewhat throughout the year.

Equity in earnings of associated companies was $2.5, an increase of $1.4 over the prior year period. This is principally due to higher sales and effective cost controls at CYRO Industries, the Company's 50% owned acrylic plastics joint venture.

Interest expense, net was $4.1, a decrease of $1.0 from the comparable period of 2002. This is primarily from higher cash balances outstanding and the resulting interest income. The Company also repaid $100.0 of its existing debt late in the quarter from its existing cash balances. The impact on interest expense was immaterial in the first quarter of 2003 although interest expense should be reduced going forward as the Company paid down debt accruing interest at 6.5% with cash earning approximately 2%.

The income tax provision reflects an effective tax rate of 30.0% down from the prior year's 33.5%. This reduction is a result of the company's emphasis on global tax planning and execution of those plans together with an increased level of investment and earnings in lower foreign tax jurisdictions.

Net earnings before the cumulative effect of the change in accounting principle were $28.9 or $0.73 per diluted share in the first quarter of 2003 compared to $7.0 million or $0.17 per diluted share in the first quarter of 2002. Included in the first quarter of 2002 was an after-tax net restructuring charge of $10.1 or $0.25 per diluted share.

In the first quarter of 2003, the Company recorded an after-tax, non-cash charge of $13.6 million ($0.34 per diluted share) reported as a cumulative effect of a change in accounting principle. This applies to the adoption of Financial Accounting Standard No. 143 (FAS 143), "Accounting for Asset Retirement Obligations" which became effective January 1, 2003.

Net earnings after the cumulative effect of the change in accounting principle as a result of adopting FAS 143 was $15.3 or $0.38 per diluted share.

SEGMENT RESULTS

First quarter 2003 to first quarter 2002 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:

--------------------------------------------------------------------------------------------------------------------------
                                                 First      First                              % Change Due to
                                                Quarter    Quarter      Total       --------------------------------------
                                                 2003       2002      % Change       Price    Volume/Mix    Exchange
                                               ---------------------  ----------    --------------------------------------
  North America                                    $34.8      $33.1        5%           -3%         8%           0%
  Latin America                                     14.4       12.3       17%           10%        19%         -12%
  Asia/Pacific Rim                                  10.9        9.7       12%           -4%        11%           5%
  Europe/Middle East/Africa                         25.7       20.5       25%           -2%        10%          17%
                                               ---------------------------------------------------------------------------
  Total                                            $85.8      $75.6       13%           -1%        11%           3%
--------------------------------------------------------------------------------------------------------------------------

Selling volumes improved for all product lines 11% overall. North America volumes were improved in water treatment where sales to the full service customers continue to grow and in phosphines, which saw improved demand. In Latin America the volume growth is attributable principally to the mining chemicals product line as a result of higher demand in the alumina market. Asia-Pacific volumes were up in all product lines while Europe's growth was in the water treatment and mining chemical product lines. Selling prices in Latin America were up offsetting the impact of negative exchange rate changes. Selling prices were down in the other regions primarily due to changes in customer and product mix.

Earnings from operations were $6.9 or 8% of sales in the first quarter of 2003 compared to $5.4 or 7% of sales in the first quarter of 2002. The improvement is principally due to the leverage from the higher sales and production volumes plus the effect of favorable exchange rate changes. Offsetting this somewhat were increased raw material costs primarily propylene, and higher energy costs, employee benefit costs and insurance costs.

Performance Products:

--------------------------------------------------------------------------------------------------------------------------
                                                 First      First                              % Change Due to
                                                Quarter    Quarter      Total      --------------------------------------
                                                 2003       2002      % Change       Price    Volume/Mix    Exchange
                                               ---------------------  ----------    --------------------------------------
  North America                                    $61.6      $61.8        0%            1%        -2%           1%
  Latin America                                      7.2        5.9       22%           10%        29%         -17%
  Asia/Pacific Rim                                  20.3       15.5       31%           -6%        32%           5%
  Europe/Middle East/Africa                         30.7       25.3       21%            1%        -1%          21%
                                               ---------------------------------------------------------------------------
  Total                                           $119.8     $108.5       10%            1%         5%           4%
--------------------------------------------------------------------------------------------------------------------------

Selling volumes were up 5% with all product lines contributing to the overall growth. In North America volumes were down slightly in all product lines as North American demand was essentially flat. Latin American and Asian volumes were up in all product lines while Europe was down slightly principally from the coatings markets. Selling prices were up in all regions except Asia where selling prices were down in polymer additives although sales volume increased but at lower than average selling prices.

Earnings from operations were $11.8 or 10% of sales in the first quarter of 2003 compared to $6.6 or 6% of sales in the first quarter of 2002. The improvement is principally due to the leverage from the higher sales and production volumes plus the effect of favorable exchange rate changes offset somewhat by increased raw material costs primarily ammonia and methanol derivatives, and higher energy costs, employee benefit costs and insurance costs.


--------------------------------------------------------------------------------------------------------------------------
                                                 First      First                              % Change Due to
                                                Quarter    Quarter      Total      --------------------------------------
                                                 2003       2002      % Change       Price    Volume/Mix    Exchange
                                               ---------------------  ----------    --------------------------------------
Specialty Materials:
  North America                                    $78.3      $75.1        4%           -1%         5%           0%
  Latin America (1)                                  0.5        0.2        -             -          -            -
  Asia/Pacific Rim                                   4.0        3.1       29%           -3%        32%           0%
  Europe/Middle East/Africa                         25.3       24.7        2%           -2%         1%           3%
                                               ---------------------------------------------------------------------------
  Total                                           $108.1     $103.1        5%           -1%         5%           1%
--------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes were up 5% overall principally in North America because certain customers were restocking from low year-end inventory levels and there were high purchases of replacement rotorcraft parts.

Earnings from operations were $22.3 or 21% of sales in the first quarter of 2003 compared to $20.5 or 20% of sales in the first quarter of 2002. The improvement was principally due to leverage from the higher sales and production volumes offset somewhat by higher employee benefit costs and insurance costs.

Building Block Chemicals:

--------------------------------------------------------------------------------------------------------------------------
                                                 First      First                              % Change Due to
                                                Quarter    Quarter      Total      --------------------------------------
                                                 2003       2002      % Change       Price    Volume/Mix    Exchange
                                               ---------------------  ----------    --------------------------------------

  North America                                    $20.9      $13.9       50%           16%        34%           0%
  Latin America (1)                                  1.5        0.6        -             -          -            -
  Asia/Pacific Rim                                  14.1       10.6       33%           34%        -1%           0%
  Europe/Middle East/Africa                         17.2        5.7      202%           18%       152%          32%
                                               ---------------------------------------------------------------------------
  Total                                            $53.7      $30.8       74%           22%        46%           6%
--------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes were up 46% overall and principally in North America and Europe. Acrylontrile sales accounted for the majority of the volume increases in addition to the increase in selling prices. Acrylonitrile supply remains tight primarily in Europe and Asia.

Earnings from operations were $4.3 in the first quarter of 2003 compared to a loss of $0.5 in the first quarter of 2002. The improvement was principally due to leverage from higher sales and production volumes partially offset by higher raw material costs primarily ammonia and propylene, higher energy costs, principally natural gas, and higher employee benefit costs and insurance costs.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2003, the Company's cash balance was $92.8, a decrease of $117.2 from year-end 2002. In March 2003 the Company repaid $100.0 of its long-term debt which had been classified as a current liability.

Net cash flows provided by operating activities were $10.1 for the first quarter of 2003, compared to $21.6 for the same period of 2002.

Accounts receivable increased as a result of the increase in sales. Inventory increased as a result of the higher capacity utilization in addition to certain of the Company's plants campaigning production. Accounts payable also increased as a result of increased production levels. Accrued expenses decreased as the Company made payments of approximately $17 for incentive compensation and profit growth sharing achieved in 2002. Payments made in the same period of 2002 for incentive compensation and profit growth sharing were minimal as a result of most 2001 targets not being met.

Net cash flows used for investing activities were $18.8 for the first quarter of 2003 compared to $11.6 for the same period of 2002. The major activity in the first quarter of 2003 was the ongoing renovation of the Specialty Chemicals research facility which is expected to continue into 2004. For the full year 2003, the Company expects capital spending to be in a range of $90.0 to $100.0.

The Company believes that, based on its expected operating results for 2003, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2003 from its internal cash generation. For further discussion of risks, see Qualitative and Quantitative Disclosures About Market Risk and Comments on Forward Looking Statements below.

Net cash flows used for financing activities totaled $109.6 for the first quarter of 2003 compared to $2.3 for the same period of 2002. In March 2003, the Company repaid $100.0 of its debt. In the first quarter of 2003, the Company repurchased approximately 384,100 shares of stock at a cost of $11.3 that completed its previous stock repurchase authorization and that included the purchase of 57,600 shares under its new authorization.

In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option which was renewed in April 2003. These two agreements replaced a $200.0 unsecured revolving credit agreement that was due to expire in July 2002. Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions. The credit agreements contain covenants customary for such facilities. There are no outstanding borrowings under these credit agreements at the end of the first quarter of 2003.

OTHER

2003 Outlook

The Company's strong momentum plus its actions in the first quarter of 2003 lead to an upward revision of its earnings per diluted share (EPS) guidance. In January 2003 the Company forecasted full year 2003 earnings per diluted share to increase approximately 5% over the 2002 adjusted EPS of $2.04. For comparability purposes, the Company has excluded from its 2002 annual reported net earnings of $79.3 and annual diluted earnings per share of $1.96 net restructuring charges of $9.4 after tax, or $0.23 per diluted share, and a net credit related to prior year research and development tax credits. The net credit for research and development tax credit consists of the following: a reduction of income tax expense of $6.0 or $0.15 per diluted share; interest income of $2.0 or $0.03 per diluted share; and a charge of $1.7 or $0.03 per diluted share for administrative expenses for external costs associated with this tax planning.

There remains considerable uncertainty in the global economy. Natural gas costs in the United States and global oil prices, while at lower levels than earlier in the quarter, are still high continuing the upward bias on raw materials and this could have a significant adverse impact particularly in Specialty Chemicals. Assuming no further decline in the global economy, and taking into account its results for the first quarter of 2003 plus its anticipated lower effective tax rate, the Company now forecasts full year EPS to be up approximately 10% over 2002's adjusted EPS of $2.04. The EPS forecast for 2003 includes the $0.04 per diluted share for the ongoing expense for the adoption of FAS 143 but excludes the associated cumulative effect charge recorded in the first quarter 2003. The full year outlook for the individual segments follows.

In the Water and Industrial Products segment, the Company projects sales to increase about 6% with new products and geographical expansion accounting for 3% and the favorable impact of exchange rate changes accounting for the balance. However, operational excellence initiatives plus the favorable impact of exchange rate changes will not be able to offset the headwinds from higher raw material costs, particularly propylene, and the Company now expects full year earnings to be down about 5-10% from 2002 for this segment.

For the Performance Products segment, the Company still anticipates overall market growth being flat. However through international expansion and new products, this segment expects sales to increase about another 3% with the favorable impact of exchange rate changes accounting for another 3%. The resulting profit and leverage from the higher sales and additional operational excellence programs should more than offset the higher than expected raw material costs derived from ammonia and methanol derivatives. The net result is that the Company now expects earnings to increase approximately 10% over the prior year for this segment.

In Specialty Materials, the markets for commercial aircraft appear to be holding as expected although recent challenges to commercial air travel seem to indicate possible further weakness. The Company is remaining cautious in its estimate for this segment and is anticipating that the commercial aerospace market will soften. The Company has built into its revised estimate for this segment some further reductions in demand for commuter and business jets. The expectation now is for Specialty Materials 2003 sales to be flat year on year and earnings to be about 10%-12% lower than 2002 given a less favorable mix and increased employee benefit costs and insurance costs.

In Building Block Chemicals, the Company is forecasting demand for 2003 to remain at the levels experienced in the second half of 2002 and for most of its plants to be run generally at capacity levels. Raw material and energy costs are higher than originally anticipated but selling prices are also higher. The net result of the above should be 2003 full year earnings to be in a range of $12-15 million for Building Block Chemicals.

The Company's guidance for earnings from associated companies remains unchanged at about 20% over 2002. The estimated effective tax rate for 2003 is reduced to 30% from 2002's 33.5% as previously described.

Based on the above full year assumptions, the Company expects second quarter 2003 EPS to be in the range of $0.50 to $0.55. The Company will next update the 2003 outlook when it reports its second quarter 2003 operating results. There can be no assurance sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements"

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by the Company in the Quarterly Report on Form 10-Q, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's (including its segments) outlook for the future, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, operation excellence strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; the financial well-being of end consumers of the Company's products, particularly the airline industry; changes in demand for the Company's products or in the costs and availability of its raw materials and energy; customer inventory destocking; the actions of competitors; currency exchange and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations; government funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; returns on employee benefit plans assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at year-end, refer to Item 7A of the Company's 2002 Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on February 21, 2003. During 2003, the Company executed various foreign exchange transactions that do not materially alter the market risk assessment performed as of December 31, 2002. Other 2003 financial instrument transactions include:

COMMODITY PRICE RISK: The Company uses natural gas forward contracts to selectively hedge gas utility requirements at its Building Blocks Chemicals Fortier manufacturing facility. These contracts typically correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are primarily structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. The Company also uses natural gas swaps to selectively hedge utility requirements at certain of its other facilities.

At March 31, 2003, the Company had outstanding natural gas forward contracts with a notional value of $12.5 and delivery dates of April 2003 through February 2004 and outstanding natural gas swaps with a fair value of $0.3, which will be reclassified into Manufacturing Cost of Sales through March 2004 as these swaps are settled.

INTEREST RATE RISK: In March 2003 the Company repaid $100.0 of its outstanding borrowings. At March 31, 2003, the outstanding borrowings of the Company consisted primarily of fixed rate long-term debt, which had a carrying value of

$216.2, a face value of $220.0 and a fair value, based on dealer quoted values, of approximately $237.5. Assuming other factors are held constant, interest rate changes generally affect the fair value of debt, but do not impact the carrying value, earnings or cash flows. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change; however, the fair market value of the fixed rate long-term debt would decrease by approximately $7.1, but this change would not impact the carrying value.

EQUITY PRICE RISK: At December 31, 2002, the Company had 100,000 put options outstanding which entitled the holders to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.505 per share. During 2002, the Company received aggregate premiums of approximately $0.3 on the sale of such options. During the first quarter of 2003, the holder elected to exercise the 100,000 put options, which were settled by the Company purchasing 100,000 shares of its common stock at the exercise price of $29.505 per share. The closing stock price on the settlement date was $27.98 per share. At March 31, 2003, no put options were outstanding.

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

Part II - Other Information

Item 1.  LEGAL PROCEEDINGS

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period.

Cytec and/or American Cyanamid Company ("Cyanamid"), the Company's former parent company, are among several defendants in more than 35 cases, pending in various state and federal courts, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. Cytec has an agreement to indemnify Cyanamid in connection with such suits. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek injunctive relief and compensatory and punitive damages, including funds for the cost of monitoring, detecting and removing lead based paint from buildings; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company and Cyanamid believe that the suits against them are without merit and are vigorously defending against all such claims.

The Company has access to a substantial amount of primary and excess general liability insurance for property damage under the policies of Cyanamid. The Company believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead related property damage. The Company is currently pursuing an agreement with various of its insurers concerning coverage with respect to these matters.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line and, since its acquisition of BP's carbon fibers business in August 2001, also manufactures carbon fiber. The Company has no reason to believe that it is a target of the grand jury investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products. The Company and other companies have also been named as defendants in a state civil antitrust action in the state court of Massachusetts. The Company denies that it conspired to fix prices. In connection with its acquisition of BP's carbon fibers business, the Company was indemnified by BP on various matters including any liabilities BP's carbon fibers business may have in these proceedings. The indemnity does not cover any liability the Company may have in its own right and not as a successor to BP's carbon fibers business.

See also the first four paragraphs of "Environmental Matters" under "Business" in Item 1 of the Company's 2002 Annual Report on Form 10-K and Note 12 of the Notes to the Consolidated Financial Statements (unaudited) on Part I, item (1).

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

         Not applicable.

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).     EXHIBITS

See Exhibit Index on page 23 for exhibits filed with this Quarterly Report on Form 10-Q.

         (b).     REPORTS ON FORM 8-K

The Company has not filed a current report on Form 8-K during the first quarter of 2003.

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



April 30, 2003

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

/s/ David Lilley
------------------------------
David Lilley
Chairman, President and
Chief Executive Officer
April 30, 2003

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

/s/ James P. Cronin
---------------------------------
James P. Cronin
Executive Vice President and
Chief Financial Officer
April 30, 2003

Exhibit Index


10.12(a)      1993 Stock Award and Incentive Plan, as amended through April
              17, 2003

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2003 and 2002

99.1 Certification of David Lilley, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2 Certification of James P. Cronin, Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002