Form 10-Q
period 2003-06-30
CYTEC INDUSTRIES INC/DE/
filed 2003-07-30
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

	For the Transition period from	to

Commission file number 1-12372

CYTEC INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

	Delaware	22-3268660
	(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Five Garret Mountain Plaza
West Paterson, New Jersey 07424
(Address of principal executive offices)

973-357-3100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑    No  ☐

Therewere 39,043,558 shares of common stock outstanding at July 25, 2003.

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

CYTEC INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	-----------------------------------		----------------------------------
	2003	2002	2003	2002
	--------------	--------------	-------------	---------------
Net sales	$ 374.9	$ 350.9	$ 742.2	$ 668.9

Manufacturing cost of sales	279.0	263.9	551.4	511.8
Selling and technical services	31.2	30.0	61.2	61.8
Research and process development	8.8	8.3	17.0	17.2
Administrative and general	13.8	13.3	25.6	26.5
Amortization of acquisition intangibles	0.8	0.8	1.6	1.6
	------------	------------	------------	------------
Earnings from operations	41.3	34.6	85.4	50.0

Other income (expense), net	(2.5)	0.3	(3.7)	(0.6)
Equity in earnings of associated companies	0.5	2.1	3.1	3.3
Interest expense, net	3.0	4.9	7.2	10.0
	------------	------------	------------	------------
Earnings before income taxes and cumulative effect of a change in accounting principle	36.3	32.1	77.6	42.7

Income tax provision	10.9	10.7	23.3	14.3
	------------	------------	------------	------------
Earnings before cumulative effect of a change in accounting principle	25.4	21.4	54.3	28.4
	------------	------------	------------	------------
Cumulative effect of a change in accounting principle, net of taxes of $7.3	-	-	(13.6)	-

Net earnings	$ 25.4	$ 21.4	$ 40.7	$ 28.4
	=======	=======	=======	=======

Earnings before cumulative effect of a change in accounting principle per common share
Basic	$0.65	$0.54	$1.40	$0.72
Diluted	$0.64	$0.52	$1.36	$0.70

Cumulative effect of a change in accounting principle, net of tax, per common share
Basic	-	-	$(0.35)	-
Diluted	-	-	$(0.34)	-

Earnings per common share
Basic	$0.65	$0.54	$1.05	$0.72
Diluted	$0.64	$0.52	$1.02	$0.70

See accompanying Notes to Consolidated Financial Statements.

CYTEC INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of dollars, except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$ 309.2	$ 210.0
Accounts receivable, less allowance for doubtful accounts of $8.3 and $8.8 in 2003 and 2002, respectively	211.3	199.7
Other accounts receivable	35.0	39.3
Inventories	160.5	131.3
Deferred income taxes	8.7	17.3
Other current assets	12.3	7.2
	-------------	-------------
Total current assets	737.0	604.8

Investment in associated companies	89.0	90.4

Plants, equipment and facilities, at cost	1,438.9	1,383.4
Less: accumulated depreciation	(854.0)	(805.5)
	-------------	-------------
Net plant investment	584.9	577.9

Acquisition intangibles, net of accumulated amortization	38.2	39.5

Goodwill	334.0	334.0

Deferred income taxes	83.7	71.6

Other assets	33.5	33.3
	-------------	-------------
Total assets	$ 1,900.3	$ 1,751.5
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 101.8	$ 99.5
Accrued expense	163.5	175.8
Current maturities of long-term debt	-	99.9
Income taxes payable	56.5	55.6
	-------------	-------------
Total current liabilities	321.8	430.8

Long-term debt	415.4	216.0
Pension and other postretirement benefit liabilities	333.8	359.3
Other noncurrent liabilities	139.9	122.5
Stockholders' equity
Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000 shares, Series C Cumulative $0.1 par value at liquidation value of $25 per share	0.1	0.1
Common stock, $0.1 par value per share, 150,000,000 shares authorized, issued 48,132,640 shares	0.5	0.5
Additional paid-in capital	126.0	131.1
Retained earnings	946.2	905.5
Unearned compensation	(6.0)	(6.8)
Minimum pension liability adjustment	(98.0)	(98.0)
Unrealized losses on derivative instruments	(0.1)	-
Accumulated translation adjustments	6.3	(18.8)
Treasury stock, at cost, 9,179,125 shares in 2003 and 9,332,671 shares in 2002	(285.6)	(290.7)
	-------------	-------------
Total stockholders' equity	689.4	622.9
	-------------	-------------
Total liabilities and stockholders' equity	$ 1,900.3	$ 1,751.5
	========	========

See accompanying Notes to Consolidated Financial Statements.                                          4

CYTEC INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30,
	2003	2002
Cash flows provided by (used for) operating activities
Net earnings	$ 40.7	$ 28.4
Noncash items included in earnings:
Dividends from associated companies greater (less) than earnings	1.6	(2.7)
Depreciation	42.6	40.0
Amortization	3.1	2.9
Deferred income taxes	(4.0)	(1.6)
Loss on asset write-off	-	7.2
Gain on sale of assets	-	(1.0)
Cumulative effect of change in accounting principle, net of tax	13.6	-
Other	0.2	-
Changes in operating assets and liabilities
Trade accounts receivable	(3.2)	(26.1)
Other receivables	4.3	0.6
Inventories	(23.5)	2.8
Accounts payable	0.4	2.4
Accrued expenses	(14.0)	26.6
Income taxes payable	12.8	5.6
Other assets	(4.5)	(3.9)
Other liabilities	(34.4)	(18.2)
	-------------	-------------
Net cash flows provided by operating activities	35.7	63.0
	-------------	-------------
Cash flows provided by (used for) investing activities
Additions to plants, equipment and facilities	(37.6)	(22.6)
Proceeds received on sale of assets	0.1	1.0
	-------------	-------------
Net cash flows used for investing activities	(37.5)	(21.6)
	-------------	-------------
Cash flows provided by (used for) financing activities
Proceeds from the exercise of stock options	8.3	1.9
Purchase of treasury stock	(12.3)	(13.1)
Payments of long term debt	(100.0)	-
Proceeds from long term debt	199.1	-
Proceeds received on sale of put options	-	0.2
	-------------	-------------
Net cash flows provided by (used for) financing activities	95.1	(11.0)
	-------------	-------------
Effect of exchange rate changes on cash and cash equivalents	5.9	2.9
	-------------	-------------
Increase in cash and cash equivalents	99.2	33.3

Cash and cash equivalents, beginning of period	210.0	83.6
	-------------	-------------
Cash and cash equivalents, end of period	$ 309.2	$ 116.9
	========	========

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended June 30,
	2003			2002
	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount

Basic EPS		38,828,834			39,623,876
Net earnings	$25.4		$0.65	$21.4		$0.54

Diluted EPS
Effect of dilutive securities
Options		1,051,093			1,159,641
Performance / Restricted stock		110,245			103,214

Weighted average shares		39,990,172			40,886,731
Net earnings	$25.4		$0.64	$21.4		$0.52

-------------------------------------------------------------------------------------------------------------------------------------------------------

	Six Months Ended June 30,
	2003			2002
	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount

Basic EPS		38,782,148			39,663,454
Earnings before cumulative effect of change in accounting principle	$54.3		$1.40	$28.4		$0.72
Cumulative effect of accounting change	(13.6)		(0.35)	-		-
	--------		--------	--------		--------
Net earnings	$40.7		$1.05	$28.4		$0.72

Diluted EPS
Effect of dilutive securities
Options		981,848			1,012,330
Performance / Restricted stock		113,527			98,128
Warrants		-			1,250
		--------------			--------------
Weighted average shares		39,877,523			40,775,162
Earnings before cumulative effect of change in accounting principle	$54.3		$1.36	$28.4		$0.70
Cumulative effect of accounting change	(13.6)		(0.34)	-		-
	--------		--------	--------		--------
Net earnings	$40.7		$1.02	$28.4		$0.70

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings, as reported	$ 25.4	$ 21.4	$ 40.7	$ 28.4
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.1	0.5	0.6
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2.0	2.2	3.9	4.5
	-----------	-----------	-----------	-----------
Pro forma net earnings	$ 23.9	$ 19.3	$ 37.3	$ 24.5
	======	======	======	======
Earnings per share:
Basic, as reported	$ 0.65	$ 0.54	$ 1.05	$ 0.72
Basic, pro forma	0.62	0.49	0.96	0.62
Diluted, as reported	$ 0.64	$ 0.52	$ 1.02	$ 0.70
Diluted, pro forma	0.60	0.47	0.94	0.60

The weighted average fair value at the date of grant for options granted in 2003 and 2002 was $12.56 per option and $11.65 per option, respectively.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002

Expected life (years)	5.6	5.6
Expected volatility	47.3%	47.4%
Expected dividend yield	-	-
Risk-free interest rate	2.9%	3.3%

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

On January 1, 2003, the Company recorded an increase in long-term liabilities of $22.8, an increase in the gross carrying value of Plants, Equipment and Facilities of $5.3 and related accumulated depreciation of approximately $3.4, a long-term deferred tax asset of $7.3 and an after-tax charge of $13.6 for the cumulative effect of prior years for depreciation of the additional costs and accretion expense on the asset retirement liability.  The long-term liability relates primarily to estimated costs for disposal of building materials and other closure obligations for existing structures upon renovation, closure or dismantlement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

certainof the Company’s facilities.  At June 30, 2003, the asset retirement liability was $22.9.  Accretion and depreciation expense for the three and six months ended June 30, 2003 were $0.5 and $0.9, respectively.  The pro forma amount of the asset retirement liability as of June 30, 2002, was $22.0.  The pro forma amounts of the asset retirement liability were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.  Pro forma net earnings and earnings per share for the three and six months ended June 30, 2002, assuming SFAS 143 had been applied as of January 1, 2002, are as follows:

	Net Earnings	Basic EPS	Diluted EPS
Three months ended June 30, 2002

As Reported	$21.4	$0.54	$0.52

Pro forma amounts	$21.2	$0.53	$0.51

Six months ended June 30, 2002

As Reported	$28.4	$0.72	$0.70

Pro forma amounts	$27.9	$0.70	$0.68

(5)     Inventories

The inventories consisted of the following:

	June 30, 2003	December 31, 2002

Finished goods	$ 97.5	$ 81.4
Work in process	22.3	15.1
Raw materials & supplies	71.4	65.5
	------------	------------
	191.2	162.0
Less reduction to LIFO cost	(30.7)	(30.7)
	------------	------------
	$ 160.5	$ 131.3
	=======	=======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(6)     Equity in Earnings of Associated Companies

Summarized financial information for the Company's equity in earnings of associated companies is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	$81.8	$82.2	$165.2	$153.3
Gross profit	12.6	15.5	28.2	29.6
Earnings before cumulative effect of change in accounting principle	1.3	3.9	5.8	6.1
Cumulative effect of adoption of SFAS 143, net of tax	-	-	(0.2)	-

Net earnings	1.3	3.9	5.6	6.1

The Company's equity in earnings of associated companies	0.5	2.1	3.1	3.3

The Company's equity in cumulative effect of adoption of SFAS 143, net of tax, of associated companies	-	-	(0.1)	-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(7)     Long-Term Debt

In March 2003, the Company repaid the $100.0 current maturity of its long-term debt.  On June 24, 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.  The securities were offered under the Company’s $400.0 shelf registration statement.  The Company received approximately $198.5 in proceeds from the sale after deducting costs associated with the sale.  The proceeds are intended to be used for general corporate purposes, which may include acquisitions of product lines and technologies (including the acquisition of Avecia Investments Limited’s Metal Extractant Products and Intermediates & Stabilizers businesses) and additional funding of certain benefit plans of the Company.

In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option which was renewed in April 2003.  Revolving loans under the agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions.  The credit agreements contain covenants customary for such facilities.

(8)     Environmental Matters and Other Contingent Liabilities

As of June 30, 2003, and December 31, 2002, the aggregate environmental related accruals were $82.5 and $83.7, respectively.   As of June 30, 2003, and December 31, 2002, $15.0 of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 2003 and 2002, was $3.5 and $6.2, respectively.   All accruals have been recorded without giving effect to any possible future insurance proceeds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(9)     Comprehensive Income

The components of comprehensive income, which represents the change in equity from non-owner sources, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings	$25.4	$21.4	$40.7	$28.4
Other comprehensive income:
Unrealized gains (losses) on derivative instruments	0.1	-	(0.1)	0.1
Foreign currency translation adjustments	19.6	19.9	25.1	16.9

Comprehensive income	$45.1	$41.3	$65.7	$45.4
	======	======	======	======

(10)     Other Financial Information

Taxes paid for the six months ended June 30, 2003 and 2002, were approximately $9.9 and $7.0, respectively. Interest paid for the six months ended June 30, 2003 and 2002 was approximately $10.7 in both periods.

In March 2003, the Company announced an authorization of $100.0 to repurchase shares of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. Through June 30, 2003 the Company repurchased 414,100 shares of stock at a cost of $12.3 that completed its previous authorization and that included the purchase of approximately 87,600 shares under this new authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(11)     Segment Information

Summarized segment information follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales

Water and Industrial Process Chemicals	$ 89.2	$ 83.6	$ 174.9	$ 159.2
Performance Products	123.2	117.7	242.9	226.2
Specialty Materials	107.9	103.4	216.1	206.5
Building Block Chemicals
Sales to external customers	54.6	46.2	108.3	77.0
Intersegment sales	18.0	14.1	34.4	25.7
	----------	----------	----------	----------
Net sales from segments	392.9	365.0	776.6	694.6
Elimination of intersegment revenue	(18.0)	(14.1)	(34.4)	(25.7)
	----------	----------	----------	----------
Total consolidated net sales	$ 374.9	$ 350.9	$ 742.2	$ 668.9
	======	======	======	======

Earnings (loss) from operations		% of sales		% of sales		% of sales		% of sales

Water and Industrial Process Chemicals	$ 3.7	4%	$ 4.9	6%	$ 10.6	6%	$ 10.3	6%
Performance Products	10.9	9%	13.4	11%	22.7	9%	20.0	9%
Specialty Materials	20.0	19%	18.3	18%	42.3	20%	38.8	19%
Building Block Chemicals	8.4	12%	(0.8)	-1%	12.7	9%	(1.3)	-1%
	------		------		-----		------
Earnings from segments	43.0	11%	35.8	10%	88.3	11%	67.8	10%

Corporate and Unallocated (1)	(1.7)		(1.2)		(2.9)		(17.8)
	------		------		-----		------
Total consolidated earnings from operations	$ 41.3	11%	$ 34.6	10%	$ 85.4	12%	$ 50.0	7%
	====		====		====		====

(1) Six months ended June 30, 2002 includes net restructuring charges of $14.8.  (See Note 13).

(12)     Other Acquisition Intangibles

Other acquisition intangibles consisted of the following major classes at June 30, 2003:

	Gross carrying value	Accumulated amortization	Acquisition intangibles, net

Technology-based	$ 30.0	$ (7.8)	$22.2
Marketing-related	9.7	(2.5)	7.2
Customer-related	11.9	(3.1)	8.8
	----------	----------	----------
Total	$ 51.6	$(13.4)	$38.2
	======	======	======

Amortization of acquisition intangibles for the three and six months ended June 30, 2003, was $0.8 and $1.6, respectively.  Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal years 2003 through 2005 is $3.1 and for the years 2006 and 2007 is $3.0. At June 30, 2003, there were no acquisition intangibles with indefinite useful lives as defined by SFAS 142.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(13)     Restructuring of Operations

In the first quarter of 2002, the Company recorded an aggregate restructuring charge of $16.6, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel and a charge of $5.7 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, New Jersey facility resulting in the  elimination of 23 positions and a charge of $1.6 for employee related and decommissioning costs and the discontinuance of a minor unprofitable product line resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statements of Income as follows: manufacturing cost of sales, $11.7; selling and technical services, $3.0; research and process development, $1.0 and administrative and general, $0.9. During the fourth quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated.  As a result, the Company recognized a restructuring credit of $0.6 in the Consolidated Statement of Income as follows:  manufacturing cost of sales, $0.1; selling and technical services, $0.4; and administrative and general, $0.1.  As of June 30, 2003, cash payments of $7.0 had been made for these charges and the remaining liability to be paid was $1.8.  The Company expects that the majority of this liability will be paid in the remainder of 2003.  In addition, during the first quarter of 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility.

In 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility.   During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring fewer costs than originally estimated.  As a result, the Company recognized a restructuring credit of $0.5 in the Consolidated Statements of Income as follows: manufacturing cost of sales, $0.4 and selling and technical services, $0.1.   This restructuring accrual was further reduced by $0.4 in the fourth quarter of 2002 as a credit to manufacturing cost of sales.   The personnel reductions were completed in 2002.  Cash payments of $3.6 had been made for these charges through June 30, 2003 that completed this restructuring.

In 2000, the Company recorded a restructuring charge of $10.8 related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation.   During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring fewer costs than originally estimated.  As a result, the Company recognized a restructuring credit of $1.3 in the Consolidated Statements of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $0.8.   This restructuring accrual was further reduced by $0.1 in the fourth quarter of 2002 as a credit to selling and technical services.   The personnel reductions were completed in 2002.  Cash payments of $7.4 had been made for these charges through June 30, 2003 that completed this restructuring.

(14)     Commodity and Derivative Financial Instruments

The Company uses natural gas forward contracts to selectively hedge natural gas utility requirements at its Building Block Chemicals Fortier manufacturing facility. Realized gains and losses on these contracts, if any, are included in the cost of the commodity upon settlement of the contract.  As of June 30, 2003, the Fortier facility's 2003 remaining forecasted natural gas utility requirements were approximately 80% hedged at an approximate price of $5.40 and the 2004 forecasted natural gas utility requirements were approximately 20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

hedged at an approximate price of $5.60.  These amounts exclude taxes and transportation costs.  At June 30, 2003, the Company had outstanding natural gas forward contracts with a notional value of $24.7 and delivery dates of July 2003 through June 2004.

The Company also uses natural gas swaps to selectively hedge gas utility requirements at certain of its other facilities.  These swaps, which are financially settled, are highly effective at achieving offsetting cash flows of the underlying natural gas purchases and have been designated as cash flow hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  The swaps are reported on the Consolidated Balance Sheets at fair value, with offsetting amounts included in Unrealized Gain (Loss) on Derivative Instruments on an after-tax basis.  Gains and losses are reclassified into earnings, as a component of Manufacturing Cost of Sales in the period the hedged natural gas purchases affect earnings.  As of June 30, 2003, a loss of $0.3 related to outstanding natural gas support is included in Unrealized Gain (Loss) on Derivative Instruments.

In June 2003, the Company entered into forward currency contracts to sell Euros and buy dollars to hedge $4.0 of anticipated U.S. Dollar based inventory purchases in Europe.  As of June 30, 2003, a gain of $0.2 related to these forward contracts is included in Unrealized Gain (Loss) on Derivative Instruments.

In connection with the Company’s stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company’s stock and entitle the holder to sell shares of the Company’s common stock to the Company at specified exercise prices. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company’s common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders’ Equity. Subsequent changes in fair value are not recognized in the financial statements. During 2002 the Company sold 100,000 put options to an institutional investor in a private placement. The put options entitled the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.505 per share. During 2002, the Company received aggregate premiums of approximately $0.3 on the sale of such options. During the first quarter of 2003, the holder elected to exercise the 100,000 put options, which were settled by the Company purchasing 100,000 shares of its common stock at the exercise price of $29.505 per share. The closing stock price on the settlement date was $27.98 per share.  At June 30, 2003, no put options were outstanding.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Second Quarter of 2003 versus Second Quarter of 2002

Net sales for the second quarter of 2003 were $374.9 compared with $350.9 for the second quarter of 2002.  All segments reported increased sales.  In the Specialty Chemical segments much of the increase was due to favorable exchange rate changes.  Specialty Material sales were higher primarily from increased sales to military applications.  Building Block Chemical sales were up primarily due to higher selling prices for acrylonitrile.

Manufacturing cost of sales were $279.0 or 74.4% of net sales in the second quarter of 2003 compared to $263.9 or 75.2% of net sales for the prior year period.  The improvement in manufacturing cost as a percent of net sales is attributable to improved plant operations and capacity utilization, the net effect of exchange rate changes and higher selling prices for acrylonitrile.  These improvements were partially offset by significantly higher raw material and energy costs, particularly from petroleum and natural gas based products, higher freight costs from freight surcharges applied by carriers to cover the higher cost of fuel and increases in employee benefit and insurance costs.

Selling and Technical Services increased $1.2 and Research and Process Development increased $0.5 as the Company added selective resources to pursue its growth initiatives plus the unfavorable effect of exchange rate changes from a weaker U.S. dollar.  Administrative and general expenses increased $0.5, much of this due to unfavorable exchange rate changes from the weak U.S. dollar.  In addition increased expenses for the Company’s performance stock plan were incurred as a result of the mark to market accounting based on the Company’s higher stock price at the end of the quarter.

Other expense, net increased $2.8 from the year ago period resulting primarily from exchange losses where certain of our international subsidiaries held dollar denominated assets when the U.S. dollar weakened, plus cleanup costs at an operating site related to a long since discontinued business.  The prior year also included some small gains from sales of real estate.

Equity in earnings of associated companies was down $1.6 from the year ago period.  This was due to lower earnings at CYRO Industries, our 50% owned acrylic plastic joint venture.  Sales at CYRO were up but the benefit of this was more than offset by an unfavorable product mix plus increased raw material and energy costs.

Interest expense, net, was $3.0 a decrease of $1.9 from the prior year period.  This was due to higher cash balances and the repayment in March 2003 of $100.0 of debt with an interest rate of 6.5% per annum resulting in lower interest expense for the quarter.

The income tax provision reflects an effective tax rate of 30.0% down from the prior year’s 33.5%.  This reduction was a result of the Company’s emphasis on global tax planning and execution of, those plans together with an increased level of investment and earnings in lower foreign tax jurisdictions.

Net earnings were $25.4 or $0.64 per diluted share in the second quarter of 2003 compared to $21.4 or $0.52 per diluted share in the second quarter of 2002.

Segment Results

Second quarter 2003 to second quarter 2002 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:
------------------------------------------------------------------------------------------------------------------------------

	Second Quarter 2003	Second Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$35.2	$36.6	-4%	-3%	-1%	0%
Latin America	14.2	12.9	10%	4%	12%	-6%
Asia/Pacific Rim	13.4	10.5	27%	-5%	27%	5%
Europe/Middle East/Africa	26.4	23.6	12%	-3%	1%	14%
Total	$89.2	$83.6	7%	-2%	5%	4%

------------------------------------------------------------------------------------------------------------------------------

Selling volumes improved in all product lines and overall by 5%.  North American volumes were down slightly primarily in phosphines due to order pattern.  In Latin America volumes were up primarily in mining chemicals from higher demand in the alumina market.  Asia-Pacific volumes were up principally in phosphines due to continued sales from our new solvent extractant product for nickel-cobalt mining.  European selling volume was up slightly with mining having increased demand from copper markets offset by lower phosphine demand from the nickel-cobalt market.  Selling prices in North America and Europe were down primarily due to customer mix.  In Latin America selling prices were up offsetting the impact of negative exchange rate changes.  In Asia-Pacific, prices were down principally in mining chemicals where pricing is linked to the U.S. dollar thus reflecting the effect of exchange rate changes.

Earnings from operations were $3.7 or 4% of sales in the second quarter of 2003 versus $4.9 or 6% of sales in the comparable period of 2002.  The benefit of the increased sales was more than offset by higher raw material and energy, employee benefit and insurance costs.

Performance Products:
------------------------------------------------------------------------------------------------------------------------------

	Second Quarter 2003	Second Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$61.7	$62.8	-2%	2%	-4%	0%
Latin America	6.9	6.2	11%	8%	12%	-9%
Asia/Pacific Rim	20.7	18.9	9%	-2%	9%	2%
Europe/Middle East/Africa	33.9	29.8	14%	2%	-6%	18%
Total	$123.2	$117.7	5%	2%	-2%	5%

------------------------------------------------------------------------------------------------------------------------------

Selling volumes overall decreased 2% with lower demand in the North American and European markets for coatings and polymer additives.  Latin America and Asia-Pacific volumes increased principally in the coating and polymer additives product lines due to new business.  Selling prices were up in all product lines except polymer additives.  There is still significant price pressure in polymer additives in Asia and North America although the rate of decline has lessened.

Earnings from operations were $10.9 or 9% of sales in the second quarter of 2003 versus $13.4 or 11% of sales in the comparable period of 2002.  The benefit of the increased sales was more than offset by higher raw material and energy, employee benefit and insurance costs.

Specialty Materials:

------------------------------------------------------------------------------------------------------------------------------

	Second Quarter 2003	Second Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$79.0	$76.9	3%	0%	3%	0%
Latin America (1)	0.4	0.4	-	-	-	-
Asia/Pacific Rim	4.3	4.0	8%	-3%	11%	0%
Europe/Middle East/Africa	24.2	22.1	10%	-2%	8%	4%
Total	$107.9	$103.4	4%	-1%	4%	1%

------------------------------------------------------------------------------------------------------------------------------

Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes overall were up 4% as a result of strong demand from the military sector while sales to the large commercial aircraft sector were flat and sales to the business and regional jet sector were down.

Earnings from operations were $20 or 19% of sales in the second quarter of 2003 versus $18.3 or 18% of sales in the comparable period of 2002.  The improvement was due to the increased sales partially offset by higher employee benefit and insurance costs.

Building Block Chemicals:
------------------------------------------------------------------------------------------------------------------------------

	Second Quarter 2003	Second Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$24.6	$16.1	52%	30%	22%	0%
Latin America (1)	1.1	1.0	-	-	-	-
Asia/Pacific Rim	16.4	21.5	-24%	29%	-53%	0%
Europe/Middle East/Africa	12.5	7.6	65%	10%	34%	21%
Total	$54.6	$46.2	18%	26%	-11%	3%

------------------------------------------------------------------------------------------------------------------------------

(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes overall decreased 11% overall and principally in Asia-Pacific where demand for acrylonitrile was low.  Partially offsetting the lower selling volumes in Asia-Pacific were increases for acrylonitrile in Europe and North America due principally to new business.  Selling prices were up significantly primarily related to acrylonitrile as prices were up due to tighter supply and increased input costs.

Earnings from operations were $8.4 or 12% of sales in the second quarter of 2003 versus a loss of $0.8 in the comparable period of 2002.  Earnings benefited from the increased selling prices and improved manufacturing operations and capacity utilization.  These more than offset the higher raw material and energy costs, primarily ammonia, propylene and natural gas, and increases in employee benefit and insurance costs.

First Six Months of 2003 versus First Six Months of 2002

Net sales for the first six months of 2003 were $742.2 compared with $668.9 for the prior year period.  All segments reported increased sales.  In the Specialty Chemical segments, much of the increase was due to favorable exchange rate changes and higher selling volumes in the Water and Industrial Process segment.  In Specialty Materials, sales were higher primarily from increased sales to military applications, a high level of replacement part purchases for rotorcraft and what is believed to be inventory rebuilding by certain customers from low year end levels.  Building Block Chemical sales were up primarily due to higher selling prices and volumes for acrylonitrile.

Manufacturing cost of sales were $551.4 or 74.3% of net sales in the first six months of 2003 compared to $511.8 or 76.5% of net sales for the prior year period.  Included in the first six months of 2002 is a $10.8 net restructuring charge or 1.6% of net sales for plant closure costs and expenses associated with discontinuing a product line.  The improvement in manufacturing cost as a percent of net sales in the first six months of 2003 versus the prior year period is attributable to the restructuring charges recorded in 2002, improved plant operations and capacity utilization, the net effect of exchange rate changes and higher selling prices for acrylonitrile.  These improvements were partially offset by significantly higher raw material and energy costs, particularly from petroleum and natural gas based products, higher freight costs from freight surcharges applied by carriers to cover the higher cost of fuel and increases in employee benefit and insurance costs.

Selling and Technical Services decreased $0.6, Research and Process Development decreased $0.2 and Administrative expenses decreased $0.9 but included in prior year amounts are net restructuring charges of $2.1, $1.0 and $0.9 respectively.  After exclusion of the restructuring charges Selling and Technical Services increased $1.5, Research and Process Development increased $0.8 and Administrative and general expenses were flat.  The increases in costs reflect the Company’s focus on its growth initiatives.  In addition, overall operating costs were higher due to unfavorable exchange rate changes from a weaker U.S. dollar.

Other expense, net increased $3.1 from the year ago period resulting primarily from exchange losses where certain of our international subsidiaries held dollar denominated assets when the U.S. dollar weakened, plus cleanup costs at an operating site related to a long since discontinued business.  The prior year also included some small gains from sales of real estate.

Equity in earnings of associated companies were down $0.2 from the year ago period.  This was due to lower earnings at CYRO Industries, our 50% owned acrylic plastic joint venture.  Sales at CYRO were up 7% but this benefit was more than offset by an unfavorable product mix plus significantly increased raw material and energy costs.  Included in 2002 results was a restructuring charge of $0.4 representing the Company’s 50% share of restructuring charges recorded by CYRO.

Interest expense, net was $7.2 a decrease of $2.8 from the prior year period.  This was due to higher cash balances outstanding and in March 2003 the Company repaid $100 of its existing debt with an interest rate of 6.5% per annum resulting in lower interest expense.

The income tax provision reflects an effective tax rate of 30.0% down from the prior years 33.5%.  This reduction was a result of the Company’s emphasis on global tax planning and execution of those plans together with an increased level of investment and earnings in lower foreign tax jurisdictions.

Net earnings before the cumulative effect of the change in accounting principle were $54.3 or $1.36 per diluted share in the first six months of 2003 versus $28.4 or $0.70 per diluted share in the comparable period of 2002.  Included in the first six months of 2002 was an after-tax net restructuring charge of $10.1 or $0.25 per diluted share.

In the first quarter of 2003, the Company recorded an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of a change in accounting principle.  This relates to the adoption of Financial Accounting Standard No. 143 (FAS 143), “Accounting for Asset Retirement Obligations” which became effective January 1, 2003.

Net earnings after the cumulative effect of the change in accounting principle as a result of adopting FAS 143 was $40.7 or $1.02 per diluted share.

Segment results

First six months of 2003 to the first six months of 2002 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:

------------------------------------------------------------------------------------------------------------------------------

	First Half 2003	First Half 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$70.0	$69.7	0%	-3%	3%	0%
Latin America	28.5	25.2	13%	7%	15%	-9%
Asia/Pacific Rim	24.3	20.2	20%	-4%	18%	6%
Europe/Middle East/Africa	52.1	44.1	18%	-2%	4%	16%
Total	$174.9	$159.2	10%	-1%	7%	4%

------------------------------------------------------------------------------------------------------------------------------

Sales increased 10% overall.  Exchange rate changes accounted for 4%, principally from the Euro offset somewhat by overall weakness in Latin American currencies.  Selling volumes improved in all product lines and overall by 7%.  North American volumes were improved in Water Treatment where sales to the full service customers were higher and in phosphines which saw higher demand principally in the first quarter.  In Latin America the volume growth was primarily in the mining chemicals product line as a result of higher demand in the alumina market.  Asia-Pacific volumes were up in all product lines and European growth was primarily in water treatment and mining chemicals.

Earnings from operations were $10.6 or 6% of sales in the first six months of 2003 versus $10.3 or 6% of sales in the comparable period of 2002.  The benefit of the increased sales was essentially offset by higher raw material, energy, employee benefit and insurance costs.  Raw material and energy costs rose significantly in the second quarter of 2003.

Performance Products:
------------------------------------------------------------------------------------------------------------------------------

	First Half 2003	First Half 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$123.3	$124.7	-1%	2%	-4%	1%
Latin America	14.1	12.0	17%	9%	21%	-13%
Asia/Pacific Rim	40.9	34.4	19%	-2%	18%	3%
Europe/Middle East/Africa	64.6	55.1	17%	1%	-2%	18%
Total	$242.9	$226.2	7%	2%	1%	4%

------------------------------------------------------------------------------------------------------------------------------

Sales increased 7% overall.  Exchange rate changes accounted for 4%, principally from the Euro offset somewhat by overall weakness in Latin American currencies.  Selling volumes overall increased 1%.  Globally volumes were up in all product lines with lower demand in the North American and European markets offset by higher demand in Latin America and Asia-Pacific.  Selling prices were up in all regions except Asia-Pacific where selling prices were down in polymer additives.

Earnings from operations were $22.7 or 9% of sales in the first six months of 2003 versus $20.0 or 9% of sales in the comparable period of 2002.  The benefit of the increased sales was partially offset by higher raw material, energy, employee benefit and insurance costs.

Specialty Materials:
------------------------------------------------------------------------------------------------------------------------------

	First Half 2003	First Half 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$157.3	$151.8	4%	-0%	4%	0%
Latin America (1)	0.9	0.6	-	-	-	-
Asia/Pacific Rim	8.3	7.2	16%	-4%	20%	0%
Europe/Middle East/Africa	49.5	47.0	5%	-2%	3%	4%
Total	$216.1	$206.5	5%	-1%	5%	1%

------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes were up 5% overall as a result of strong sales to military applications, a high level of replacement parts for rotorcraft and restocking by certain customers from low year end inventory levels. Sales to the commercial aerospace sector for both large commercial aircraft and business and regional jets were essentially flat versus the prior year.

Earnings from operations were $42.3 or 20% of sales in the first six months of 2003 versus $38.8 or 19% of sales in the comparable period of 2002.  The improvement was due to the increased sales partially offset by higher employee benefit and insurance costs.

Building Block Chemicals:
------------------------------------------------------------------------------------------------------------------------------

	First Half 2003	First Half 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$45.4	$30.0	51%	24%	27%	0%
Latin America (1)	2.6	1.6	-	-	-	-
Asia/Pacific Rim	30.5	32.1	-5%	25%	-30%	0%
Europe/Middle East/Africa	29.8	13.3	124%	28%	70%	26%
Total	$108.3	$77.0	41%	25%	12%	4%

------------------------------------------------------------------------------------------------------------------------------

(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes increased 12% overall.  North American and European acrylonitrile volumes were up due to new business. Demand in Asia-Pacific for acrylonitrile was low.  Selling prices were up significantly primarily related to acyrlonitrile as prices were up due to tighter supply and increased input costs.

Earnings from operations were $12.7 or 9% of sales in the first six months of 2003 versus a loss of $1.3 in the comparable period of 2002.  Earnings benefited from the increased selling volumes and prices in addition to improved plant operations and capacity utilization.  This more than offset the significantly higher raw material and energy costs, primarily ammonia, propylene and natural gas.

Liquidity and Financial Condition

At June 30, 2003, the Company's cash balance was $309.2, an increase of $99.2 from year-end 2002.   In March 2003, the Company repaid the $100.0 of its 6.50% Notes then due.   In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.

Net cash flows provided by operating activities were $35.7 for the first six months of 2003, compared to $63.0 for the same period of 2002.

Accounts receivable were up slightly for the six month period due to the higher sales, but days outstanding have declined.  Inventory increased in line with the higher sales volumes and due to higher capacity utilization and certain of the Company's plants campaigning production.   Accrued expenses decreased as the Company made payments of approximately $17 for incentive compensation and profit growth sharing achieved in 2002.   Payments made in the same period of 2002 for incentive compensation and profit growth sharing were minimal because most 2001 targets were not achieved.   Due to good cash generation and the Company’s recent low cost borrowings, the Company accelerated $19 of its contributions to its benefit plan trusts from the second half of 2003 into the first half of 2003 resulting in a decrease in Other Liabilities.

Net cash flows used for investing activities were $37.5 for the first six months of 2003 compared to $21.6 for the same period of 2002.   The ongoing renovation of the Specialty Chemicals research facility was the main factor in the increase in capital spending.   This project will continue into 2004.   For the full year 2003, the Company expects capital spending to be in a range of $90.0 to $100.0.

The Company believes that, based on its expected operating results for 2003, it will be able to fund operating cash requirements and planned capital expenditures through the end of 2003 from its internal cash generation.   For further discussion of risks, see Qualitative and Quantitative Disclosures About Market Risk and Comments on Forward Looking Statements below.

Net cash flows provided by financing activities totaled $95.1 for the first six months of 2003 compared to a net use of $11.0 for the same period of 2002.   In March 2003, the Company repaid $100.0 of its 6.50% debt then due.   In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.   Proceeds to the Company from the sale of the notes after deducting costs were approximately $198.5.   In the first six months of 2003, the Company repurchased approximately 414,100 shares of stock at a cost of $12.3 that completed its previous stock repurchase authorization and included the purchase of approximately 87,600 shares under its new authorization.   Proceeds from stock option exercises totaled $8.3 in the first six months of 2003 compared to $1.9 for the same period of 2002.  The total number of treasury shares reissued as a result of option exercises was approximately 621,800 for the first six months of 2003 compared with approximately 177,800 shares reissued for the same period in 2002.

In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option, which was renewed in April 2003.   Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions.   The credit agreements contain covenants customary for such facilities.   There are no outstanding borrowings under these credit agreements at June 30, 2003.

OTHER

 In June 2003, the Company signed a definitive agreement to acquire substantially all of the assets and liabilities of Avecia Investments Ltd.’s Metal Extractant Products and Intermediates & Stabilizers businesses for approximately $97.0 in cash.  The Company expects to complete this transaction in the third quarter.

In June 2003, the Company signed definitive agreements with Mitsui Chemicals Inc. (Mitsui) concerning the Companies’ interests in the Mitsui-Cytec joint venture.  The Company expects to complete the transactions in the third quarter after which the Company will own 100% of the joint venture’s existing coating resins business, including its manufacturing facility in Shimonoseki, Japan and certain technology rights associated with the water treatment business in most of Asia.  Mitsui will own 100% of the joint venture’s existing water treatment business including its water treatment manufacturing facility in Mobarra, Japan.  The net transaction U.S. dollar equivalent cost to the Company will be a cash payment of approximately $10 and the assumption of debt of approximately $3.

2003 Outlook

In April 2003 the Company revised upward its full year earnings per share guidance from approximately 5% over 2002 adjusted EPS to a 10% increase.  For comparability purposes, the Company has excluded from its 2002 annual reported net earnings of $79.3 and annual diluted earnings per share of $1.96 net restructuring charges of $9.4 after tax or $0.23 per diluted share and a net credit related to prior year research and development tax credits of $6.2 after tax or $0.15 per diluted share.

The Company is still cautious about the global economy and the continuing high levels of raw material and energy costs.  However, after taking into account its results for the first six months of 2003 and its current forecasts for the second half of 2003.   The Company in July, announced that it was revising upwards its full year EPS estimate, before the cumulative effect of the change in accounting principle, to a range of $2.25-$2.35 or approximately 10%-15% over the 2002 adjusted EPS of $2.04.

The full year outlook for the individual segments as of July 2003, follows.

In the Water and Industrial Process Chemicals segment, the Company still projects sales to increase about 6% with geographical expansion and new products accounting for 3% and the favorable impact of exchange rate changes accounting for the balance.  However, a difficult selling price environment plus the headwinds of higher raw material and energy costs have lead us to revise our operating earnings to be down about 20% from 2002.

In the Performance Products segment, the Company still anticipates sales to increase about 6% with geographical expansion and new products accounting for 3% and the favorable impact of exchange rate changes accounting for the balance.  However, raw materials in this segment are more natural gas based and as a result of persistently high natural gas costs and the resulting methanol derivative cost increases, the Company expects operating earnings to be about 5% over 2002.

In Specialty Materials build rates for large commercial aircraft appear to be holding and this was confirmed by recent comments from the manufacturers.  The Company expects the regional and business jet producers to bring inventory levels down to better match production rates.  Sales to the military sector are expected to continue growing.  The net effect is the Company expects 2003 second half sales to be on par with the second half of 2002.  As a result of all of the above the Company expects sales to increase about 3% and earnings to be essentially flat.

In Building Block Chemicals the Company is forecasting global demand to remain flat with the first half of 2003 and for most of its plants to be run generally at capacity levels.  Acrylonitrile selling prices are expected to decrease slightly in the second half of 2003 as additional capacity from a competitor is absorbed into the marketplace.  The cost of propylene, the key raw material for acyrlonitrile, is expected to decline from first half levels and end the year at approximately $0.17 per pound.  Costs for ammonia, another key raw material for Building Block Chemicals, are expected to decline somewhat from the first half although costs per ton are expected to average about $200 versus $125 for 2002.  For the second half of 2003 the Company has hedged about 80% of its natural gas requirements at an approximate price of $5.40 per MMBTU, excluding taxes and transportation costs.  The net result of the above is that Building Block Chemicals 2003 full year operating earnings are expected to be in a range of $20-$25.

Earnings from associated companies are expected to be below 2002 levels as a result of an unfavorable sales product mix and higher than anticipated raw material costs.

Other expense, net will increase primarily as a result of exchange losses where certain of the Company’s international subsidiaries held dollar denominated assets and Corporate and Unallocated expenses will be up due to increased performance stock expense.

Based on all of the above full year assumptions, the Company expects third quarter 2003 EPS to be in the range of $0.45-$0.50.  The Company will next update the 2003 outlook when it reports its third quarter 2003 operating results.  There can be no assurance sales or earnings will develop in the manner projected.  Actual results may differ materially.  See “Comments on Forward Looking Statements”.

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

Forward-looking statements include, among others, statements concerning the Company's (including its segments) outlook for  the future, the accretiveness of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in foreign exchange rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; the financial well-being of end consumers of the Company’s products, particularly the airline industry;  changes in demand for the Company's products or in the costs and availability of its raw materials and energy; customer inventory destocking; the actions of competitors; currency and interest rate fluctuations; technological change; the Company’s ability to renegotiate expiring long-term contracts;  changes in employee relations, including possible strikes; government regulations, including those particular to the sale and manufacture of chemicals or operation of chemical plants; government funding for those military programs that utilize the Company’s products; litigation, including its inherent uncertainty; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; returns on employee benefit plans assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards;  war, terrorism or sabotage; epidemics; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

Forward–looking statements speak only as of the date of this report and the Company assumes no duty or obligation to update any forward-looking statements as a result of new information or future events or developments.

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

At June 30, 2003, the Company had outstanding natural gas forward contracts with a notional value of $24.7 and delivery dates of July 2003 through June 2004 and outstanding natural gas swaps with a fair value loss of $0.3, which will be reclassified into Manufacturing Cost of Sales through June 2004 as these swaps are settled.

Interest Rate Risk: In March 2003 the Company repaid $100.0 of its outstanding borrowings.In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.  At June 30, 2003, the outstanding borrowings of the Company consisted of fixed rate long-term debt, which had a carrying value of $415.4, a face value of $420.0 and a fair value, based on dealer quoted values, of approximately $445.0.  Assuming other factors are held constant, interest rate changes generally affect the fair value of debt, but do not impact the carrying value, earnings or cash flows.  Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change; however, the fair market value of the fixed rate long-term debt would decrease by approximately $22.1, but this change would not impact the carrying value.

Equity Price Risk:  At December 31, 2002, the Company had 100,000 put options outstanding which entitled the holders to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.505 per share.   During 2002, the Company received aggregate premiums of approximately $0.3 on the sale of such options.  During the first quarter of 2003, the holder elected to exercise the 100,000 put options, which were settled by the Company purchasing 100,000 shares of its common stock at the exercise price of $29.505 per share.  The closing stock price on the settlement date was $27.98 per share.  At June 30, 2003, no put options were outstanding.

Item 4.     Controls and Procedures

Within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

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

Cytec and/or American Cyanamid Company ("Cyanamid"), the Company's former parent company, are among several defendants in approximately 35 cases, pending in various state and federal courts, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings.  Cytec has an agreement to indemnify Cyanamid in connection with such suits.   The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others.  The suits variously seek injunctive relief and compensatory and punitive damages, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees.  The Company and Cyanamid believe that the suits against them are without merit and are vigorously defending against all such claims.

The Company has access to a substantial amount of primary and excess general liability insurance for property damage under policies issued to Cyanamid.  The Company believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company is currently pursuing an agreement with various of its insurers concerning coverage with respect to these matters.

In January 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry.  The Company manufactures prepregs as part of its advanced composites product line and, since its acquisition of BP’s carbon fibers business in August 2001, also manufactures carbon fiber.  The Company has no reason to believe that it is a target of the grand jury investigation.  After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in civil antitrust class actions in state and federal courts in California on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber.  In each case the complaint alleges that the defendants, manufacturers of carbon fiber and/or prepregs manufactured therefrom, conspired to fix the prices of their products.  The Company and other companies have also been named as defendants in a state civil antitrust action in the state court of Massachusetts and an action brought on in the U.S. district court of California on behalf of a plaintiff that opted out of the plaintiff class in the California federal court class action.

The Company denies that it conspired to fix prices.  In connection with its acquisition of BP's carbon fibers business, the Company was indemnified by BP on various matters including any liabilities BP's carbon fibers business may have in these proceedings.  The indemnity does not cover any liability the Company may have in its own right and not as a successor to BP's carbon fibers business.

See also the first four paragraphs of "Environmental Matters" under “Business” in Item 1 of the Company's 2002 Annual Report on Form 10-K and Note 8 of the Notes to the Consolidated Financial Statements (unaudited) on Part I, Item (1).

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Common Stockholders on April 17, 2003.  At this meeting, the following matters were voted on:

     1.     Election of Directors – J.E. Akitt, F.W. Armstrong, and J.R. Stanley were elected Directors at the Annual Meeting for terms ending in the years indicated below by the following margins:

Name – Year Term Expires	Votes For	Votes Withheld

J.E. Akitt (2006)	32,434,634	1,793,214
F.W. Armstrong (2004)	32,442,222	1,785,626
J.R. Stanley (2006)	33,475,077	752,771

     2.     Ratification of KPMG LLP as the Company’s independent accountants for 2003.

For	Against	Abstain

32,473,219	1,684,914	69,715

     3.     The Amended and Restated 1993 Stock Award and Incentive Plan was approved at the Annual Meeting by the following margin:

For	Against	Abstain

18,703,985	15,298,978	224,885

Item 6.     Exhibits and Reports on Form 8-K

          (a).     Exhibits

See Exhibit Index on page 30 for exhibits filed with this Quarterly Report on Form 10-Q.

          (b).     Reports on Form 8-K

The Company filed a current report on Form 8-K dated April 17, 2003 regarding its disclosure of results of operations and financial condition for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CYTEC INDUSTRIES INC.

                                                      By:    /s/ James P. Cronin

                                                             James P. Cronin
                                                             Executive Vice President and
                                                             Chief Financial Officer

July 30, 2003

Exhibit Index

4.1	Underwriting Agreement dated June 24, 2003 among the Registrant and Wachovia Securities, LLC, ABN AMRO Incorporated and each of the other underwriters named in the Underwriting Agreement.
4.2	4.60% Senior Note due 2013.
10.12	Cytec Executive Supplemental Savings and Profit Sharing Plan (incorporated by reference herein from the Registrant’s Registration Statement on Form S-8 dated July 22, 2003, Reg. No. 333- ).
12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2003 and 2002.
31.1	Certification of David Lilley, Chief Executive Officer Pursuant To Rule 13a-14(a), As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	Certification of James P. Cronin, Chief Financial Officer Pursuant To Rule 13a-14(a), As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.
32.1	Certification of David Lilley, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification of James P. Cronin, Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002