Form 10-Q
period 2003-09-30
CYTEC INDUSTRIES INC/DE/
filed 2003-11-03
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Therewere 39,032,019 shares of common stock outstanding at October 24, 2003.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CYTEC INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	-----------------------------------		----------------------------------
	2003	2002	2003	2002
	--------------	--------------	-------------	---------------
Net sales	$ 367.7	$ 332.8	$ 1,109.9	$ 1,001.7

Manufacturing cost of sales	284.6	246.7	836.0	758.6
Selling and technical services	31.4	27.9	92.6	89.7
Research and process development	8.3	8.2	25.2	25.3
Administrative and general	11.1	10.2	36.8	36.8
Amortization of acquisition intangibles	1.1	0.8	2.7	2.3
	------------	------------	------------	------------
Earnings from operations	31.2	39.0	116.6	89.0

Other income (expense), net	(0.2)	1.5	(3.9)	0.9
Equity in earnings of associated companies	2.3	0.4	5.3	3.7
Interest expense, net	4.8	2.5	11.9	12.5
	------------	------------	------------	------------
Earnings before income taxes and cumulative effect of a change in accounting principle	28.5	38.4	106.1	81.1

Income tax provision	6.4	6.8	29.7	21.2
	------------	------------	------------	------------
Earnings before cumulative effect of a change in accounting principle	22.1	31.6	76.4	59.9
	------------	------------	------------	------------
Cumulative effect of a change in accounting principle, net of taxes of $7.3	-	-	(13.6)	-

Net earnings	$ 22.1	$ 31.6	$ 62.8	$ 59.9
	=======	=======	=======	=======

Earnings before cumulative effect of a change in accounting principle per common share
Basic	$0.56	$0.80	$1.95	$1.51
Diluted	$0.55	$0.78	$1.89	$1.47

Cumulative effect of a change in accounting principle, net of tax, per common share
Basic	-	-	$(0.35)	-
Diluted	-	-	$(0.34)	-

Earnings per common share
Basic	$0.56	$0.80	$1.60	$1.51
Diluted	$0.55	$0.78	$1.55	$1.47

See accompanying Notes to Consolidated Financial Statements.

CYTEC INDUSTRIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Millions of dollars, except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$ 234.4	$ 210.0
Accounting receivable, less allowance for doubtful accounts of $8.2 and $8.8 in 2003 and 2002, respectively	222.8	199.7
Other accounts receivable	38.7	39.3
Inventories	172.3	131.3
Deferred income taxes	10.8	17.3
Other current assets	10.4	7.2
	-------------	-------------
Total current assets	689.4	604.8
Investment in associated companies	82.2	90.4
Plants, equipment and facilities, at cost	1,508.7	1,383.4
Less: accumulated depreciation	(858.2)	(805.5)
	-------------	-------------
Net plant investment	650.5	577.9
Acquisition intangibles, net of accumulated amortization	66.1	39.5
Goodwill	349.2	334.0
Deferred income taxes	85.3	71.6
Other assets	73.0	33.3
	-------------	-------------
Total assets	$ 1,995.7	$ 1,751.5
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$ 9.7	$ -
Accounts payable	106.2	99.5
Accrued expense	165.7	175.8
Current maturities of long-term debt	-	99.9
Income taxes payable	60.3	55.6
	-------------	-------------
Total current liabilities	341.9	430.8

Long-term debt	415.6	216.0
Pension and other postretirement benefit liabilities	346.7	359.3
Other noncurrent liabilities	176.1	122.5
Stockholders' equity
Preferred stock, 20,000,000 shares authorized, issued and outstanding 4,000 shares, Series C Cumulative $.01 par value at liquidation value of $25 per share	0.1	0.1
Common stock, $.01 par value per share, 150,000,000 shares authorized, issued 48,132,640 shares	0.5	0.5
Additional paid-in capital	124.0	131.1
Retained earnings	968.2	905.5
Unearned compensation	(5.6)	(6.8)
Minimum pension liability adjustment	(98.0)	(98.0)
Unrealized losses on derivative instruments	(0.4)	-
Accumulated translation adjustments	11.9	(18.8)
Treasury stock, at cost, 9,128,585 shares in 2003 and 9,332,671 shares in 2002	(285.3)	(290.7)
	-------------	-------------
Total stockholders' equity	715.4	622.9
	-------------	-------------
Total liabilities and stockholders' equity	$ 1,995.7	$ 1,751.5
	========	========

See accompanying Notes to Consolidated Financial Statements.

CYTEC INDUSTRIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30,
	2003	2002
Cash flows provided by (used for) operating activities
Net earnings	$ 62.8	$ 59.9
Noncash items included in net earnings:
Dividends from associated companies (less) than earnings	(0.6)	(3.1)
Depreciation	64.2	60.3
Amortization	5.2	1.8
Deferred income taxes	(5.0)	1.8
Loss on asset write-off	-	7.2
Gain on sale of assets	-	(1.0)
Gain on recognition of insurance recoveries	(2.2)	-
Cumulative effect of change in accounting principle, net of tax	13.6	-
Other	0.6	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	1.9	(11.1)
Other receivables	0.6	1.8
Inventories	(12.6)	1.2
Accounts payable	1.5	6.9
Accrued expenses	(14.2)	29.6
Income taxes payable	18.0	11.8
Other assets	(2.9)	(4.5)
Other liabilities	(41.5)	(25.7)
	-------------	-------------
Net cash flows provided by operating activities	89.4	137.1
	-------------	-------------
Cash flows provided by (used for) investing activities
Additions to plants, equipment and facilities	(60.9)	(38.0)
Proceeds received on sale of assets	0.1	5.4
Acquisitions of businesses, net of cash received	(103.4)	-

	-------------	-------------
Net cash flows used for investing activities	(164.2)	(32.6)
	-------------	-------------
Cash flows provided by (used for) financing activities
Proceeds from the exercise of stock options	11.8	2.8
Purchase of treasury stock	(19.8)	(20.3)
Payments of long-term debt	(100.0)	-
Proceeds from long-term debt	199.1	-
Proceeds received on sale of put options	-	0.3
Repayment of seller financed debt	-	(5.4)
	-------------	-------------
Net cash flows provided by (used for) financing activities	91.1	(22.6)
	-------------	-------------
Effect of exchange rate changes on cash and cash equivalents	8.1	1.0
	-------------	-------------
Increase in cash and cash equivalents	24.4	82.9

Cash and cash equivalents, beginning of period	210.0	83.6
	-------------	-------------
Cash and cash equivalents, end of period	$ 234.4	$ 166.5
	========	========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(1)     Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

(2) Acquisitions

On July 31, 2003, the Company acquired substantially all of the assets and liabilities of the metal extractant products (“MEP”) and intermediates & stabilizers (“I&S”) businesses of Avecia Investments Limited ("Avecia") for approximately $97.9 in cash, subject to adjustment for certain working capital and other valuation adjustments that we anticipate will be determined in the fourth quarter of 2003.  The MEP business, which had sales in 2002 of approximately $29.0, broadens the Company's product line for the mining industry with differentiated technology.  This is reported as part of the Water and Industrial Process Chemicals segment.  The I&S business broadens the Company's customer base and adds new products and manufacturing technologies.   Total sales in 2002 were approximately $36.0.  The reporting of the I&S business is split between the Water and Industrial Process Chemicals and Performance Products segments.  The custom organo phosphorus product line of the I&S business, which accounted for approximately 20% of the sales in this business in 2002, is included in the Water and Industrial Process Chemical segment.  The remainder of the I&S business is included in the Performance Products segment.  Results of operations include the results of this acquisition from August 1, 2003.

In conjunction with this acquisition, the Company recorded amortizable acquisition intangibles of $28.9 million, with estimated lives ranging from 12 to 15 years (See Note 13) and goodwill of $10.7.  This goodwill is recorded as part of the Water and Industrial Products segment.  These amounts may be adjusted in the fourth quarter of 2003 after the preliminary asset and liability valuations have been finalized.

On September 30, 2003, the Company dissolved its joint venture, Mitsui-Cytec Ltd., and acquired 100% of its coatings resins business, including a manufacturing facility in Shimonoseki, Japan, and certain rights associated with the water treating business in most of Asia.   The Company paid Mitsui $5.5 in cash, net of cash acquired, and assumed debt of the joint venture of $9.7.   The transaction resulted in the recognition of $4.6 of goodwill in the third quarter.  This amount may be adjusted in the fourth quarter of 2003 after the preliminary asset and liability valuations are finalized.   The joint venture was originally formed in 1976 and total sales in 2002 were approximately $59.0, of which approximately $21.0 were attributable to the coatings resins business now 100% owned by the Company and is reported as part of the Performance Products segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

Consolidated results of operations for the three and nine months ended September 30, 2003 and 2002, would not have been materially different if the above transactions had occurred on January 1, 2002.  Accordingly, pro forma sales, net earnings and earnings per share information have not been provided.

(3)     Earnings Per Share (EPS)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

The following represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Three Months Ended September 30,
	2003			2002
	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount

Basic EPS		39,124,408			39,477,627
Net earnings	$22.1		$0.56	$31.6		$0.80

Diluted EPS
Effect of dilutive securities
Options		1,258,593			870,497
Performance / Restricted stock		117,192			193,611
Put Options		-			8,318

Weighted average shares		40,500,193			40,550,053
Net earnings	$22.1		$0.55	$31.6		$0.78

---------------------------------------------------------------------------------------------------------------------------------

	Nine Months Ended September 30,
	2003			2002
	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount	Income (Numerator)	Weighted Avg. Shares (Denominator)	Per Share Amount

Basic EPS		39,235,002			39,600,666
Earnings before cumulative effect of change in accounting principle	$76.4		$1.95	$59.9		$1.51
Cumulative effect of accounting change	(13.6)		(0.35)	-		-
	--------		--------	--------		--------
Net earnings	$62.8		$1.60	$59.9		$1.51

Diluted EPS
Effect of dilutive securities
Options		1,074,096			965,052
Performance / Restricted stock		114,748			129,956
Warrants		-			833
Put Options		-			2,773
		--------------			--------------
Weighted average shares		40,423,846			40,699,280
Earnings before cumulative effect of change in accounting principle	$76.4		$1.89	$59.9		$1.47
Cumulative effect of accounting change	(13.6)		(0.34)	-		-
	--------		--------	--------		--------
Net earnings	$62.8		$1.55	$59.9		$1.47

(4)     Stock-Based Compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings, as reported	$ 22.1	$ 31.6	$ 62.8	$ 59.9
Add (Deduct):
Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	0.4	(1.2)	0.9	(0.6)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1.9	0.8	5.8	5.2
	-----------	-----------	-----------	-----------
Pro forma net earnings	$ 20.6	$ 29.6	$ 57.9	$ 54.1
	======	=====	======	======
Earnings per share:
Basic, as reported	$ 0.56	$ 0.80	$ 1.60	$ 1.51
Basic, pro forma	0.53	0.75	1.48	1.37
Diluted, as reported	$ 0.55	$ 0.78	$ 1.55	$ 1.47
Diluted, pro forma	0.51	0.74	1.44	1.34

The weighted average fair value at the date of grant for options granted in 2003 and 2002 was $12.67 per option and $11.65 per option, respectively.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002

Expected life (years)	5.6	5.6
Expected volatility	47.3%	47.4%
Expected dividend yield	-	-
Risk-free interest rate	2.9%	3.3%

(5)     Recently Issued Statements of Financial Accounting Standards

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

On January 1, 2003, the Company recorded an increase in Long-term liabilities of $22.8, an increase in the gross carrying value of Plants, Equipment and Facilities of $5.3 and related accumulated depreciation of approximately $3.4, a long-term deferred tax asset of $7.3 and an after-tax charge of $13.6 for the cumulative effect of prior years for depreciation of the additional costs and accretion expense on the asset retirement liability.  The long-term liability relates primarily to estimated costs for disposal of building materials and other closure obligations for existing structures upon renovation, closure or dismantlement of certain of the Company’s facilities.  At September 30, 2003, the asset retirement liability was $23.1.  Accretion and depreciation expense for the three and nine months ended September 30, 2003 were $0.4 and $1.3, respectively.  The pro forma amount of the asset retirement liability as of September 30, 2002, was $22.4.  The pro forma amounts of the asset retirement liability were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.  Pro forma net earnings and earnings per share for the three and nine months ended September 30, 2002, assuming SFAS 143 had been applied as of January 1, 2002, are as follows:

	Net Earnings	Basic EPS	Diluted EPS

Three months ended September 30, 2002

As Reported	$31.6	$0.80	$0.78
Pro forma amounts	$31.3	$0.79	$0.77

Nine months ended September 30, 2002

As Reported	$59.9	$1.51	$1.47
Pro forma amounts	$59.1	$1.49	$1.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(6)     Inventories

Inventories consisted of the following:

	September 30, 2003	December 31, 2002

Finished goods	$ 108.0	$ 81.4
Work in process	20.6	15.1
Raw materials & supplies	74.4	65.5
	------------	------------
	203.0	162.0
Less reduction to LIFO cost	(30.7)	(30.7)
	------------	------------
	$ 172.3	$ 131.3
	=======	=======

(7)     Equity in Earnings of Associated Companies

Summarized financial information for the Company's equity in earnings of associated companies is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net sales	$ 95.0	$ 84.4	$ 260.2	$ 237.7
Gross profit	16.6	15.5	44.8	45.1
Earnings before cumulative effect of change in accounting principle	4.4	3.9	10.2	10.0
Cumulative effect of adoption of SFAS 143, net of tax	-	-	(0.2)	-

Net earnings	$ 4.4	$ 3.9	$ 10.0	$ 10.0

The Company's equity in earnings of associated companies	$ 2.3	$ 0.4	$ 5.3	$ 3.7

The Company's equity in cumulative effect of adoption of SFAS 143, net of tax, of associated companies	$ -	$ -	$ (0.1)	$ -

The above associated companies’ information includes the results of the former Mitsui-Cytec Ltd. joint venture through September 30, 2003.  As of September 30, 2003, the Company owned 100% of the joint venture's existing coating resins business and certain technology rights associated with the water treating business (See Note 2).  Included in the prior year three months and nine months equity in earnings was a $1.7 charge related to the reduction in the carrying value of the company's investment in its one-third owned PolymerAdditives.com

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

jointventure.  We expect to end our participation in the polymer additives joint venture before year end and bring all operations back within the Company.

(8)      Debt

In March 2003, the Company repaid the $100.0 current maturity of its long-term debt.  On June 24, 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.  The securities were offered under the Company’s $400.0 shelf registration statement.  The Company received approximately $198.5 in proceeds from the sale after deducting costs associated with the sale.  The proceeds are intended to be used for general corporate purposes, and included the acquisition of the MEP and I&S businesses (See note 2).

In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option which was renewed in April 2003.  Revolving loans under the agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions.  The credit agreements contain covenants customary for such facilities.  There are no outstanding borrowings under these credit agreements at September 30, 2003.

In the third quarter of 2003, the Company entered into short-term loan agreements relating to the assumed debt of Mitsui-Cytec Ltd., (See note 2), aggregating approximately 2 billion yen.  The debt balance outstanding under these agreements at September 30, 2003, was $9.7 and is included in short-term borrowings.

At September 30, 2003, the Company was a party to two interest rate swap agreements to effectively convert a total of $50.0 million of the Company’s 4.6% fixed rate obligations to a floating rate basis.  The net interest income from these swaps is included in interest expense, net.

(9)     Environmental Matters and Other Contingent Liabilities

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

As of September 30, 2003, and December 31, 2002, the aggregate environmental related accruals were $80.3 and $83.7, respectively.   As of September 30, 2003, and December 31, 2002, $15.0 of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 2003 and 2002, was $6.4 and $9.4, respectively.   These accruals have been recorded without giving effect to any possible future insurance proceeds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

It is the Company’s practice to conduct an analysis of its self insured and insured contingent liabilities annually and whenever circumstances change significantly.  Included in these liabilities are workers' compensation, product liability and toxic tort claims.  Future indemnity costs are recorded at management’s best estimate of the ultimate expected liabilities, without any discount to reflect the time value of money.  The gross indemnity costs are recorded as other non-current liabilities with any amounts expected to be paid out in the next twelve months classified as current liabilities.  Probable insurance recoveries for past and future indemnity costs are recorded at management’s best estimate of the ultimate expected receipts without discounting to reflect the time value of money.  Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs relate only to actual costs incurred.

The Company recently commissioned a study by the Actuarial and Analytics Practice of AON Risk Consultants ("AON") of its self-insured and insured contingent liabilities and estimated insurance recoveries.  The Company, like many other industrial companies, has been increasingly named as one of hundreds of defendants in a number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos.   Plaintiffs' attorneys have increased their focus on peripheral defendants, such as the Company, and the number of claims against the Company has more than doubled in the past year. As of September 30, 2003 the Company was a defendant in approximately 400 cases involving approximately 30,000 claimants.   The Company believes that a substantial part of the increase in claims is related to efforts to file cases before the effective date of tort reform legislation in Mississippi.   The claimants allege exposure to asbestos at facilities formerly or currently owned by the Company or in products formerly manufactured by the Company for specialized applications.  Most of these cases involve numerous defendants, sometimes as many as several hundred.  Historically, more than 90% of asbestos claims against the Company have been dismissed without any indemnity payment by the Company, and the Company does not expect this to change.

The Company worked with the consulting specialists of AON who have extensive experience in estimating certain liabilities, including asbestos liabilities, to evaluate the Company’s estimated indemnity costs.  The Company provided AON with, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, and dismissal rates by claim.  The actuarial methodology employed by AON was primarily based on epidemiological data assumptions regarding asbestos disease manifestation, the information provided by the Company, and estimates of claim filing and indemnity costs that may occur in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

The Company has access to a substantial amount of primary and excess general liability insurance.  Therefore, the Company, in conjunction with AON, conducted a detailed review of its insurance policies and estimated insurance recoveries.  A number of factors impact the estimates of insurance reimbursements.  These factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies, how legal and defense costs will be covered by the insurance policies and the interpretation of the effect on coverage of various policy terms and limits and the interrelationships.  The Company’s determination of insurance coverage was made after considering the terms of available coverage, financial viability of the insurance companies and the Company’s historical recovery rates over the past ten years.  Based on these factors, the Company expects to recover close to 50% of its future indemnity costs and certain defense and processing costs already incurred.  Most of the Company’s insurance is with carriers with investment grade ratings and only those with such ratings were included in the estimation of the recovery of indemnity and defense costs.

The net result of the study was a favorable pre-tax adjustment to earnings of $2.2. The Company recorded an increase of $32.4 to its self insured and insured contingent liability for pending and anticipated probable future claims for a total liability of $72.6.  This includes an estimate of $54.7 for asbestos liabilities through 2049 which takes into account the life expectancy of individuals potentially exposed.  The Company has also set up a receivable for insurance recoveries for past, pending and future claims of $34.6 of which $27.9 relates to asbestos.  The total receivable amount for insurance recoveries is recorded as a long term receivable and is included in other assets.  Payment of any pending and probable future claims, as well as any insurance recoveries related thereto, will be considered a taxable event to the Company.  Accordingly, the Company will receive a net tax benefit for payment of those claims to which full insurance recovery is not realized.  It should be noted that the ultimate liability and related insurance recovery for all pending and anticipated future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of the liability and insurance recovery.  These variables include but are not limited to:  (i) significant changes in the number of future claims; (ii) significant changes in the average cost of resolving claims; (iii) changes in the nature of claims received; (iv) changes in the laws applicable to these claims; and (v) financial viability of co-defendants and insurers.  However, as indicated above, the recorded amounts represent management's best estimate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(10)     Comprehensive Income

The components of comprehensive income, which represents the change in equity from non-owner sources, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings	$22.1	$31.6	$62.8	$59.9
Other comprehensive income:
Unrealized net gains (losses) on derivative instruments	(0.3)	-	(0.4)	0.1
Foreign currency translation adjustments	5.6	(3.9)	30.7	13.0

Comprehensive income	$27.4	$27.7	$93.1	$73.0
	======	======	======	======

(11)     Other Financial Information

Taxes paid for the nine months ended September 30, 2003 and 2002, were approximately $17.2 and $10.9, respectively. Interest paid for the nine months ended September 30, 2003 and 2002 was approximately $14.1 and $17.4, respectively.

In March 2003, the Company announced an authorization to repurchase up to an additional $100.0 of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes.   In the first nine months of 2003, the Company repurchased 613,200 shares of stock at a cost of $19.8 that completed its previous stock repurchase authorization and included $10.2 under its new authorization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(12)     Segment Information

Summarized segment information follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003	2002			2003	2002

Net sales

Water and Industrial Process Chemicals	$ 90.8	$ 81.5			$ 265.7	$ 240.7
Performance Products	125.1	114.7			368.0	340.9
Specialty Materials	95.9	92.8			312.0	299.3
Building Block Chemicals
Sales to external customers	55.9	43.8			164.2	120.8
Intersegment sales	15.8	13.4			50.2	39.1
	----------	----------			----------	----------
Net sales from segments	383.5	346.2			1,160.1	1,040.8
Elimination of intersegment revenue	(15.8)	(13.4)			(50.2)	(39.1)
	----------	----------			----------	----------
Total consolidated net sales	$ 367.7	$ 332.8			$ 1,109.9	$ 1,001.7
	======	======			======	======
Earnings (loss) from operations		% of sales		% of sales		% of sales		% of sales

Water and Industrial Process Chemicals	$ 4.4	5%	$ 8.2	10%	$ 15.0	6%	$ 18.4	8%
Performance Products	7.8	6%	11.2	10%	30.6	8%	31.1	9%
Specialty Materials	13.1	14%	15.6	17%	55.4	18%	54.4	18%
Building Block Chemicals	5.2	7%	4.8	8%	17.8	8%	3.6	2%
	------		------		-----		------
Earnings from segments	30.5	8%	39.8	11%	118.8	11%	107.5	10%

Corporate and Unallocated (1)	0.7		(0.8)		(2.2)		(18.5)
	------		------		-----		------
Total consolidated earnings from operations	$ 31.2	8%	$ 39.0	12%	$ 116.6	11%	$ 89.0	11%
	====		====		====		====

(1) Three and nine months ended September 30, 2002 includes charges of $1.7 for external costs related to a research and development tax credit.  Nine months ended September 30, 2002 includes net restructuring charges of $14.6.  (See Note 14).

(13)     Other Acquisition Intangibles

Other acquisition intangibles consisted of the following major classes at September 30, 2003:

	Gross carrying value	Accumulated amortization	Acquisition intangibles, net

Technology-based	$ 39.8	$ (8.4)	$31.4
Marketing-related	10.6	(2.7)	7.9
Customer-related	30.2	(3.4)	26.8
	----------	----------	----------
Total	$ 80.6	$(14.5)	$66.1
	======	======	======

Amortization of acquisition intangibles for the three and nine months ended September 30, 2003, was $1.1 and $1.7, respectively.  Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal year 2003 is $3.8, for the years 2004 through 2006 is $4.8, and for the year 2007 is $4.7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(14)     Restructuring of Operations

In the first quarter of 2002, the Company recorded an aggregate restructuring charge of $16.6, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel and a charge of $5.7 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, New Jersey facility resulting in the  elimination of 23 positions and a charge of $1.6 for employee related and decommissioning costs and the discontinuance of a minor unprofitable product line resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statements of Income as follows: manufacturing cost of sales, $11.7; selling and technical services, $3.0; research and process development, $1.0 and administrative and general, $0.9. During the fourth quarter of 2002, the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated.  As a result, the Company recognized a restructuring credit of $0.6 in the Consolidated Statements of Income as follows:  Manufacturing cost of sales, $0.1; selling and technical services, $0.4; and administrative and general, $0.1.  As of September 30, 2003, cash payments of $7.3 had been made for these charges and the remaining liability to be paid was $1.5.  The Company expects that the majority of this liability will be paid in the remainder of 2003.  In addition, during the first quarter of 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO Industries' shutdown of its Niagara Falls, Ontario, Canada facility.

In 2001, the Company recorded a restructuring charge of $5.4 related to the mothballing of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility.   During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring fewer costs than originally estimated.  As a result, the Company recognized a restructuring credit of $0.5 in the Consolidated Statements of Income as follows: manufacturing cost of sales, $0.4 and selling and technical services, $0.1.   This restructuring accrual was further reduced by $0.4 in the fourth quarter of 2002 as a credit to manufacturing cost of sales.   The personnel reductions were completed in 2002.  Cash payments of $3.6 had been made for these charges that completed this restructuring.

In 2000, the Company recorded a restructuring charge of $10.8 related to a workforce reduction of approximately 110 employees and the discontinuance of a tolling operation.   During the first quarter of 2002, the Company reduced this restructuring accrual as a result of incurring fewer costs than originally estimated.  As a result, the Company recognized a restructuring credit of $1.3 in the Consolidated Statements of Income as follows: manufacturing cost of sales, $0.5 and selling and technical services, $0.8.   This restructuring accrual was further reduced by $0.1 in the fourth quarter of 2002 as a credit to selling and technical services.   The personnel reductions were completed in 2002.  Cash payments of $7.4 had been made for these charges that completed this restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Millions of dollars, except per share amounts, unless otherwise indicated)

(15)     Commodity and Derivative Financial Instruments

The Company uses natural gas forward contracts to selectively hedge natural gas utility requirements at its Building Block Chemicals Fortier manufacturing facility. Realized gains and losses on these contracts, if any, are included in the cost of the commodity upon settlement of the contract.  As of September 30, 2003, the Fortier facility's 2003 remaining forecasted natural gas utility requirements were approximately 85% hedged at an approximate price of $5.54 per MMBtu and the 2004 forecasted natural gas utility requirements were approximately 48% hedged at an approximate price of $5.27 per MMBtu.  These amounts exclude taxes and transportation costs.  At September 30, 2003, the Company had outstanding natural gas forward contracts with a notional value of $17.8 and delivery dates of October 2003 through September 2004.

The Company also uses natural gas swaps to selectively hedge gas utility requirements at certain of its other facilities.  These swaps have been designated as cash flow hedges and are reported on the Consolidated Balance Sheets at fair value, with offsetting amounts included in unrealized losses on derivative instruments on an after-tax basis.  Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales in the period the hedged natural gas purchases affect earnings.  As of September 30, 2003, a loss of $0.4 related to outstanding natural gas swaps is included in unrealized losses on derivative instruments.

In connection with the Company’s stock repurchase program, the Company selectively utilizes freestanding put option contracts that are indexed to the Company’s stock and entitle the holder to sell shares of the Company’s common stock to the Company at specified exercise prices. In lieu of purchasing the shares from the put option holders, the Company has the right to elect settlement by paying the holders of the put options the excess of the strike price over the then market price of the shares in either cash or shares of the Company’s common stock (i.e., net cash or net share settlement). The put option contracts are initially measured at fair value and reported in Stockholders’ Equity. Subsequent changes in fair value are not recognized in the financial statements. During 2002 the Company sold 100,000 put options to an institutional investor in a private placement. The put options entitled the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.505 per share. During 2002, the Company received aggregate premiums of approximately $0.3 on the sale of such options. During the first quarter of 2003, the holder elected to exercise the 100,000 put options, which were settled by the Company purchasing 100,000 shares of its common stock at the exercise price of $29.505 per share. The closing stock price on the settlement date was $27.98 per share.  At September 30, 2003, no put options were outstanding.

The Company periodically enters into interest rate swap agreements to manage its exposure to interest rates (See Note 8).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter of 2003 versus Third Quarter of 2002

Net sales for the third quarter of 2003 were $367.7, an increase of 11% compared with $332.8 for the third quarter of 2002.  Overall base volume growth grew 5%, the MEP and I&S acquisitions added 3%, the impact of favorable exchange rate changes added 4%, and selling prices declined 1%.  All segments reported increased sales.

Manufacturing cost of sales was $284.6, or 77.4% of net sales, in the third quarter of 2003 compared to $246.7, or 74.1% of net sales, for the prior year period.  The increase in manufacturing cost as a percent of net sales is attributable to significantly higher raw material and energy costs, less favorable product mix, reduced production utilization to reduce inventory levels, increases in employee benefit and insurance costs and higher freight costs resulting from freight surcharges applied by carriers to cover the higher cost of fuel.  In addition, as part of the purchase accounting for the MEP and I&S acquisitions, acquired inventory was recorded at fair market value which exceeded the normal manufactured cost.  For the third quarter of 2003, cost of sales included approximately $1.3 of higher costs related to this inventory.  Also included in manufacturing cost of sales is a favorable adjustment of $2.2 based on the latest review of self insured and insured contingent liabilities less expected insurance recoveries (See Note 9 to the notes to Consolidated Financial Statements).

Selling and technical services increased $3.5 for the period, compared with the same period in 2002, as the Company added selective resources to pursue its growth initiatives.  Unfavorable effects of exchange rate changes from a weaker U.S. dollar also contributed to the increase.  Administrative and general expenses increased $0.9, primarily due to unfavorable exchange rate changes from the weaker U.S. dollar.  Additionally, selling and technical services and administrative and general expenses benefited in 2002 by $0.7 and $1.2, respectively, from the reversal of prior year accruals for performance stock based compensation as targets set for 2002 were not expected to be met.  In the third quarter of 2002, administrative and general expenses also included a charge of $1.7 for external costs related to a research and development tax credit filing.

Amortization of acquisition intangibles increased $0.3 due to the amortization of intangibles related to the MEP and I&S acquisitions.  Other expense, net increased $1.7 as the prior year period included foreign currency transaction gains and royalty income that has expired.

Equity in earnings of associated companies was up $1.9 from the year ago period.  Included in the prior year was a $1.7 charge related to the reduction in carrying value of our investment in our one-third owned PolymerAdditives.com joint venture.  We expect to end our participation in the polymer additives joint venture before year end and bring all operations back within the Company.  At CYRO Industries, our 50% owned acrylic plastic joint venture, sales increased but the benefit of this increase was more than offset by increased raw material and energy costs.  Offsetting this were higher earnings from our Mitsui-Cytec joint venture in Japan which was dissolved September 30, 2003.  The Company now owns 100% of the joint venture's coating resins business and certain technology rights associated with the water treating business in most of Asia.

Interest expense, net, was $4.8, an increase of $2.3 from the prior year period.  Interest expense in 2003 increased due to higher debt outstanding although rates are slightly lower.  In 2002, interest expense, net included $2.0 in interest income received in conjunction with a research and development tax credit refund.

The income tax provision for the quarter reflects a reduction in the 2003 effective tax rate from 30.0% to 28.0%, compared to last year’s effective tax rate of 33.5%.  The reduction was primarily the result of a favorable international tax ruling with respect to a legal entity restructuring that occurred in the prior year.   The terms and conditions of this favorable ruling will extend, at a minimum, through calendar year 2006.  In addition, the Company continues to experience increased levels of international activity, the earnings of which are mostly subject to tax in lower tax jurisdictions.  Income taxes for the quarter reflect a favorable adjustment of $1.6 million or $0.04 per diluted share to account for the reduced tax rate on earnings from the first half of 2003.  The 2002 quarter includes a tax refund of $6.0 associated with prior years research and development tax credits.

Net earnings were $22.1 or $0.55 per diluted share in the third quarter of 2003, compared to $31.6, or $0.78 per diluted share, in the third quarter of 2002.

Segment Results

Third quarter 2003 to third quarter 2002 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:

----------------------------------------------------------------------------------------------------------------

	Third Quarter 2003	Third Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$37.8	$35.8	6	-3	8	1
Latin America	15.6	12.6	24	-2	26	0
Asia/Pacific	13.9	11.2	24	-10	19	15
Europe/Middle East/Africa	23.6	22.0	7	-3	-2	12
Total	$90.8	$81.5	11	-4	10	5

----------------------------------------------------------------------------------------------------------------

The overall increase in selling volumes of 10% was due to base volume growth of 4% with acquisitions adding another 6%.  The base volume growth was primarily in the mining chemicals and phosphines product lines while water treatment chemicals were essentially flat.

North American volumes were up primarily in mining chemicals and phosphines primarily due to sales of the acquired MEP and I&S business.  In Latin America volumes were up primarily in mining chemicals from higher demand in the alumina market.  Asia/Pacific volumes were up principally in phosphines due to continued sales from our new solvent extractant product for nickel-cobalt mining.  European selling volume was down slightly with lower phosphine demand from the nickel-cobalt market offset in part by an increase in mining chemicals to the copper markets.  Selling prices in North America, Europe and Latin America were lower primarily due to customer mix.  In Asia/Pacific, prices were down principally in mining chemicals, where pricing is linked to the U.S. dollar, thus offsetting the impact of favorable exchange rate changes.

Earnings from operations were $4.4, or 5% of net sales, in the third quarter of 2003 compared to $8.2, or 10% of net sales, in the comparable period of 2002.  Lower selling prices, higher raw material and energy costs, principally ammonia and natural gas, and a less favorable sales product mix primarily in mining chemicals more than offset the benefit of the increased sales.

Performance Products:

----------------------------------------------------------------------------------------------------------------

	Third Quarter 2003	Third Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$63.4	$61.7	3	0	2	1
Latin America	7.6	7.3	5	0	4	1
Asia/Pacific	21.0	17.2	22	-5	24	3
Europe/Middle East/Africa	33.1	28.5	16	0	2	14
Total	$125.1	$114.7	9	-1	5	5

----------------------------------------------------------------------------------------------------------------

Overall selling volumes increased 5% with base volume increasing 2% and the acquired I&S business adding 3%.  Volumes in North America and Europe were up primarily as a result of the recent acquisition offset by lower demand in the coating chemicals product line while growth remained strong in all product lines in Asia/Pacific.  Selling prices were up in all product lines except polymer additives where there is still competitive price pressure globally.  The lower selling prices in Asia/Pacific reflect reductions in polymer additives and coating chemicals.

Earnings from operations were $7.8, or 6% of net sales, in the third quarter of 2003 versus $11.2, or 10% of net sales, in the comparable period of 2002.  The increase in net sales was more than offset by higher raw material and energy costs, reduced production utilization in order to lower inventory levels and a less favorable product mix.

Specialty Materials:

----------------------------------------------------------------------------------------------------------------

	Third Quarter 2003	Third Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$70.5	$68.4	3	-1	4	0
Latin America (1)	0.3	0.4	-	-	-	-
Asia/Pacific	3.4	3.8	-10	-3	-7	0
Europe/Middle East/Africa	21.6	20.2	7	-4	9	2
Total	$95.9	$92.8	3	-1	4	0

----------------------------------------------------------------------------------------------------------------

(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes overall were up 4% as a result of strong demand from the military sector.  This increase was partly offset by lower sales to the large commercial aircraft and business and regional jet sectors reflecting a decline in sales related to brakes and engines, two areas that the Company believes were pre-bought in the first half of 2003.  The decline in selling prices primarily reflects volume rebates.

Earnings from operations were $13.1, or 14% of net sales, in the third quarter of 2003 versus $15.6, or 17% of net sales, in the comparable period of 2002.  The increase in net sales was more than offset by higher operating costs as the Company invested in its manufacturing plants and increased its selling and technical services efforts.

Building Block Chemicals:

----------------------------------------------------------------------------------------------------------------

	Third Quarter 2003	Third Quarter 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$22.4	$20.4	10	10	0	0
Latin America (1)	0.3	1.0	-	-	-	-
Asia/Pacific	17.0	10.9	56	18	38	0
Europe/Middle East/Africa	16.2	11.6	40	-3	32	11
Total	$55.9	$43.8	28	8	17	3

----------------------------------------------------------------------------------------------------------------

(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall, selling volumes increased 17% due to higher demand for acrylonitrile in Asia/Pacific and Europe where supply remained tight.  Selling prices were up primarily related to acrylonitrile and its derivative products due to tighter supply and increased input costs.

Earnings from operations were $5.2, or 7% of net sales, in the third quarter of 2003 compared to $4.8, or 8% of net sales, in the comparable period of 2002.  Earnings benefited from the higher sales volume and improved manufacturing operations that more than offset the higher raw material and energy costs, primarily ammonia and natural gas.

First Nine Months of 2003 versus First Nine Months of 2002

Net sales for the first nine months of 2003 were $1,109.9, up 11% compared with $1,001.7 for the prior year period.  Overall, sales volumes were up 5% with the MEP and I&S acquisitions adding 1%, favorable changes in exchange added 5%, and increased selling prices adding 1%.  All segments reported increased sales volumes.

Manufacturing cost of sales was $836.0, or 75.3% of net sales, in the first nine months of 2003 compared to $758.6, or 75.7% of net sales, for the prior year period.  Included in the first nine months of 2002 is a $10.8 net restructuring charge, or 1.1% of net sales, for plant closure costs and expenses associated with discontinuing a product line.  The increase in manufacturing costs as a percent of net sales in the first nine months of 2003 compared to the prior year period, after excluding the effect of restructuring charges, is attributable to higher raw material and energy costs, particularly from petroleum and natural gas based products plus increases in employee benefit, insurance and freight costs.

Selling and technical services increased $2.9, research and process development decreased $0.1, and administrative and general expenses were flat.   Included in prior year amounts are net restructuring charges of $1.9, $1.0 and $0.9, respectively.  Exchange rate changes contributed to much of the increase in these costs.   In addition, selling and technical services reflects greater investment by the Company as it focused on its growth initiatives.  Selling and technical services and administrative and general expenses also reflected increased expenses of $0.8 and $1.5, respectively, for the Company’s performance stock plan.  The increase was a result of the Company’s higher stock price at the end of the third quarter, while last year benefited $0.7 and $1.2, respectively, from the reversal of prior year accruals that would not vest based on the performance targets.  Also, included in administrative and general expenses last year were fees of $1.7 related to a research and development tax credit filing.

The increase in the amortization of acquisition intangibles is due to the amortization of acquisition intangibles from the Avecia acquisition.

Other expense, net increased $4.8 from the year ago period resulting primarily from exchange losses where certain of our international subsidiaries held dollar denominated assets when the U.S. dollar weakened, plus cleanup costs at an operating site related to a discontinued business.  The prior year also included some small gains from sales of real estate and royalty income that has expired.

Equity in earnings of associated companies were higher by $1.6 from the year ago period.  Included in 2002 results was a restructuring charge of $0.4 representing the Company’s 50% share of restructuring charges recorded by CYRO, our 50% owned acrylic plastic joint venture, and a charge of $1.7 to reduce to zero the carrying value of the Company’s net investment in the one-third owned PolymerAdditives.com joint venture.  Excluding the restructuring charges and adjustment for PolymerAdditives.com, the equity in earnings of associated companies was $0.5 lower due mostly to lower earnings at CYRO.  Despite higher sales of 6%, CYRO’s product mix was less favorable and raw material and energy costs were higher than the year ago period.   Offsetting this were higher earnings from the Mitsui-Cytec joint venture that was dissolved on September 30, 2003.  The Company now owns 100% of the coating resins business and certain technology rights associated with the water treatment business in most of Asia.

Interest expense, net, was $11.9, a decrease of $0.6 from the prior year period.  Interest expense decreased $1.9 primarily due to the favorable impact of the repayment in March 2003 of the $100.0 of 6.50% Notes that was partly offset by the interest expense on the $200.0 of 4.6% Notes that were issued in June 2003. Offsetting the decrease in interest expense was a decline of $1.3 in interest income.  The benefit of interest income on higher cash balances in 2003 only partly offset the $2.0 favorable impact in 2002 from interest received on a research and development tax credit.

Income tax expense in 2003 reflects a reduction in the effective tax rate from 33.5% to 28.0%. This reduction was primarily the result of a favorable international tax ruling with respect to a legal entity restructuring that occurred in the prior year.  The terms and conditions of this favorable ruling will extend, at a minimum, through calendar year 2006.  In addition, the Company continues to experience increased levels of international activity, the earnings of which are mostly subject to tax in lower tax jurisdictions.  The 2002 nine month period tax rate was 33.5%, reduced by a tax refund of $6.0 associated with prior years' research & development tax credits.

Net earnings before the cumulative effect of the change in accounting principle were $76.4, or $1.89 per diluted share, in the first nine months of 2003, versus $59.9, or $1.47 per diluted share, in the comparable period of 2002.  Included in the first nine months of 2002 was an after-tax net restructuring charge of $10.0 or $0.25 per diluted share.  Also included in the nine month 2002 period is a net credit of $0.15 per diluted share related to research and development tax credits discussed above (a reduction of $6.0 in income tax provision, interest income of $2.0 or $1.3 after-tax, and a charge of $1.7 or $1.1 after-tax in administrative expenses for fees related to tax planning).

In the first quarter of 2003, the Company recorded an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of a change in accounting principle relating to the adoption of SFAS 143.

Net earnings after the cumulative effect of the change in accounting principle as a result of adopting SFAS No. 143 was $62.8 or $1.55 per diluted share.

Segment Results

First nine months of 2003 to the first nine months of 2002 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:

----------------------------------------------------------------------------------------------------------------

	Nine Months 2003	Nine Months 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$107.8	$105.5	2	-3	5	0
Latin America	44.1	37.8	17	4	19	-6
Asia/Pacific	38.1	31.3	22	-10	19	13
Europe/Middle East/Africa	75.6	66.0	15	-2	3	14
Total	$265.7	$240.7	10	-3	8	5

----------------------------------------------------------------------------------------------------------------

Overall, sales increased 10% with base volume increasing 6%, with acquisitions adding 2%.  Exchange rate changes had a favorable effort of 5% and selling prices declined 3%.  North American volumes increased principally in water treatment due to higher sales to the full service customers.  Mining and phosphines were higher due to sales of the acquired MEP and I&S businesses.  In Latin America, the volume growth was primarily in the mining chemicals product line as a result of higher demand in the alumina market.  Asia/Pacific volumes were up in all product lines and European growth was primarily in water treatment and mining chemicals.  Exchange rate changes are principally from the weaker U.S. dollar versus European and Asian currencies, offset somewhat by overall weakness in Latin American currencies.  Selling prices were lower in North America in all product lines due to customer mix and competitive pricing.  Latin America pricing was higher offsetting the impact of negative exchange rate changes and Asia/Pacific selling prices were down principally in mining chemicals where pricing is linked to the U.S. dollar thus reflecting the effect of exchange rate changes.

Earnings from operations were $15.0, or 6% of net sales, in the first nine months of 2003 versus $18.4, or 8% of net sales, in the comparable period of 2002.  The benefit of the increased sales volume and overall favorable exchange rates was more than offset by lower selling prices, higher raw material and energy costs, higher employee benefit, insurance and freight costs plus a less favorable customer mix.

Performance Products:

----------------------------------------------------------------------------------------------------------------

	Nine Months 2003	Nine Months 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$186.7	$186.4	0	1	-2	1
Latin America	21.7	19.3	12	6	14	-8
Asia/Pacific	61.9	51.6	20	-2	19	3
Europe/Middle East/Africa	97.7	83.6	17	1	-2	18
Total	$368.0	$340.9	8	1	2	5

----------------------------------------------------------------------------------------------------------------

Overall, sales increased 8% with base volume and the acquired I&S business adding 1% each.  Exchange rate changes accounted for 5%, principally from the stronger Euro offset somewhat by overall weakness in Latin American currencies.  Overall, volumes were up in all product lines primarily because of strong demand in Asia/Pacific and Latin America regions.  Selling prices were up in Latin America offsetting the negative impact of exchange rate changes.  Prices in Asia/Pacific were down primarily in Polymer Additives due to continued competitive pricing initiatives.

Earnings from operations were $30.6, or 8% of net sales, in the first nine months of 2003 versus $31.1, or 9% of net sales, in the comparable period of 2002.  The benefit of the increased sales was more than offset by higher raw material and energy costs, less favorable product mix in coating chemicals and polymer additives, and higher employee benefit, insurance and freight costs.

Specialty Materials:

----------------------------------------------------------------------------------------------------------------

	Nine Months 2003	Nine Months 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$227.9	$220.2	3	-1	4	0
Latin America (1)	1.2	0.9	-	-	-	-
Asia/Pacific	11.8	11.0	7	-3	10	0
Europe/Middle East/Africa	71.1	67.2	6	-2	5	3
Total	$312.0	$299.3	4	-1	4	1

----------------------------------------------------------------------------------------------------------------

(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes were up 4% overall as a result of strong sales to military applications, a high level of replacement parts for rotorcraft and restocking by certain customers from low 2002 year-end inventory levels.   Sales to the commercial aerospace sector for both large commercial aircraft and business and regional jets were essentially flat versus the prior year.

Earnings from operations were $55.4, or 18% of sales, in the first nine months of 2003 versus $54.4, or 18% of sales, in the comparable period of 2002.  Increased sales and higher plant utilization was essentially offset by higher operating costs as the Company invested in its manufacturing plants and increased its selling and technical services efforts.

Building Block Chemicals:

----------------------------------------------------------------------------------------------------------------

	Nine Months 2003	Nine Months 2002	Total % Change	% Change Due to
				Price	Volume/Mix	Exchange
North America	$67.8	$50.3	35	17	18	0
Latin America (1)	2.9	2.6	-	-	-	-
Asia/Pacific	47.5	43.0	10	20	-10	0
Europe/Middle East/Africa	46.0	24.8	85	13	53	19
Total	$164.2	$120.8	36	17	15	4

----------------------------------------------------------------------------------------------------------------

(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Selling volumes increased 15% overall.  North American and European acrylonitrile volumes were up due to new business. Demand in Asia/Pacific for acrylonitrile was low principally in the second quarter of the year.  Selling prices were up significantly primarily related to acyrlonitrile as prices were up due to tighter supply and increased input costs.

Earnings from operations were $17.8, or 8% of net sales, in the first nine months of 2003 versus $3.6, or 2% of net sales, in the comparable period of 2002.  Earnings benefited from the increased selling volumes and prices in addition to improved plant operations and capacity utilization.  This more than offset the significantly higher raw material and energy costs, primarily ammonia, propylene and natural gas.

Liquidity and Financial Condition

At September 30, 2003, the Company's cash and cash equivalents balance was $234.4, an increase of $24.4 from year-end 2002.   The Company also has access to funds under a $100.0, three-year unsecured revolving credit agreement that expires in April 2005 and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option that expires in April 2004.   Revolving loans under the new agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions.   The credit agreements contain covenants customary for such facilities.   There are no outstanding borrowings under these credit agreements at September 30, 2003.

Net cash flows provided by operating activities were $89.4 for the first nine months of 2003, compared to $137.1 for the same period of 2002.  Accounts receivable were up slightly for the nine-month period due to higher sales, but days sales outstanding have declined from 57 to 55.  Inventory increased year-to-date in line with the higher sales volumes and due to higher capacity utilization and certain of the Company's plants campaigning production in the first and second quarters.   Inventory declined in the third quarter as the Company took proactive steps to reduce inventory levels by reducing production utilization.   Accrued expenses decreased as the Company made payments of approximately $17 for incentive compensation and profit growth sharing achieved in 2002.   These incentive-based payments were minimal in the same period of 2002 because most 2001 targets were not achieved. In addition, 2002 accruals for incentive-based compensation were at a higher level based on performance levels that achieved most targets and exceeded many. Current accruals are at a more normalized level.  Due to good cash generation and the Company’s low cost borrowings, the Company accelerated $19 of its contributions to its benefit plan trusts from the second half of 2003 into the second quarter of 2003.   Other liabilities decreased primarily because of these accelerated contributions and lower accrued medical expenses.

Net cash flows used for investing activities were $164.2 for the first nine months of 2003 compared to $32.6 for the same period of 2002.  In the third quarter of 2003, the Company used $103.4 to complete two previously announced acquisitions. In July, the Company acquired the MEP and I&S businesses and in September, the Company completed the dissolution of its joint venture with Mitsui Chemicals Inc.  The Company now owns 100% of the former venture’s existing coating resins business and certain rights associated with the water treating business in most of Asia, while Mitsui retains the former venture’s existing water treating business.

Capital spending for the nine-month period was $60.9 compared with $38.0 for the same period of 2002. The ongoing renovation of the Specialty Chemicals research facility was the main factor in the increase in capital spending.   This project will continue into 2004.   For the full year 2003, the Company expects capital spending to be approximately $90.0.

Based on its current cash position, available credit facilities, and expected operating results, the Company has not identified any material deficiency in either its short-term or long-term liquidity needs.  We actively seek to finance our business in a manner that preserves flexibility while minimizing borrowing costs to the extent practicable.  We continually review changes in financial, market and economic conditions to manage the types, amounts and maturities of our debt.  We may, at times, refinance our existing debt, vary our mix of variable rate and fixed rate debt or vary our mix of U.S. dollar denominated debt and international currency denominated debt.

For further discussion of risks, see Qualitative and Quantitative Disclosures about Market Risk and Comments on Forward Looking Statements below.

Net cash flows provided by financing activities totaled $91.1 for the first nine months of 2003 compared to a net use of $22.6 for the same period of 2002.   In March 2003, the Company repaid $100.0 of its 6.50% debt then due.   In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.   Proceeds to the Company from the sale of the notes after deducting costs were approximately $198.5.   In the first nine months of 2003, the Company repurchased 613,200 shares of stock at a cost of $19.8 that completed its previous stock repurchase authorization and included $10.2 under its new authorization.   Proceeds from stock option exercises totaled $11.8 in the first nine months of 2003 compared to $2.8 for the same period of 2002.  The total number of treasury shares reissued because of option exercises was 868,900 for the first nine months of 2003 compared with 252,500 shares reissued for the same period in 2002.

2003 Outlook

The Company is still cautious about the global economy, North America and Europe in particular, and the continuing high levels of raw material and energy costs.  The Company expects that some of our customers will focus on inventory reductions toward the end of 2003.  The Company continues to expect its full year earnings per share to be in the range of $2.25 to $2.35 excluding the effect of a change in accounting principle or an increase of approximately 10% to 15% over 2002 adjusted EPS.  Thus, the EPS range for the fourth quarter is expected to be $0.36 to $0.46.  For comparability purposes, the Company has excluded from its 2002 annual reported net earnings of $79.3 and annual diluted earnings per share of $1.96, net restructuring charges of $9.4 after tax or $0.23 per diluted share and a net credit related to prior year research and development tax credits of $6.2 after tax or $0.15 per diluted share.

The full year outlook for the individual segments is as follows.

In the Water and Industrial Process Chemicals segment, the Company still expects sales to increase about 6% due to favorable exchange rate changes and geographical expansion and another 3% from acquisitions.   However, because the economies of North America and Europe remain weak and global oil prices and natural gas costs remain high, we continue to expect earnings to decrease about 20% from 2002 levels.

In the Performance Products segment, the Company expects sales to increase about 6% due to geographical expansion and the favorable impact of exchange rate changes and 2% from acquisitions.  However, many of the raw materials used in this segment are derivatives of natural gas and, as a result of persistently high natural gas costs and the resulting methanol derivative cost increases, the Company now expects operating earnings to be about 5% below 2002.

In Specialty Materials, the outlook has not significantly changed.  Military sales are expected to continue growing and commercial aircraft build rates essentially flat.  As a result, the Company continues to expect full-year sales to increase about 3% over 2002 and earnings to be essentially flat.

In Building Block Chemicals, the Company expects most of its plants to run at capacity levels.  The acrylonitrile market is somewhat tight so margin spreads should improve over the third quarter.  As a result, the Building Block Chemicals earnings are now expected to be in a range of $22.0 to $25.0.

Corporate and Unallocated expenses will be up compared to 2002 due to increased performance stock expense offset somewhat by the favorable adjustment from the self insured and insured contingent liability review.  Earnings from associated companies are expected to be below 2002 levels and interest expense, net, will reflect the new debt issued in the second quarter of 2003.   The Company’s annual effective tax rate is now at 28%.

The Company’s guidance for 2004 outlook will be provided when it reports fourth quarter and full year 2003 earnings in January 2004.  There can be no assurance sales or earnings will develop in the manner projected.  Actual results may differ materially.  See “Comments on Forward Looking Statements”.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States require management to make certain estimates and assumptions.  These estimates and assumptions affect the reported amounts in the consolidated financial statements and notes thereto.  Significant judgment is used in the preparation of the Company's consolidated financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.  The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management's Discussion and Analysis included in the 2002 annual report on Form 10-K.  Information concerning the Company's implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) that are relevant to the Company is included in the notes to the consolidated financial statements.

Comments on Forward-Looking Statements

A number of the statements made by the Company in this Quarterly Report on Form 10-Q, or in other documents, including but not limited to the Company's Annual Report to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference are: changes in global and regional economies; the financial well-being of end consumers of the Company’s products, particularly the airline industry;  changes in demand for the Company's products or in the costs and availability of its raw materials and energy; customer inventory destocking; the actions of competitors; currency and interest rate fluctuations; technological change; the Company’s ability to renegotiate expiring long-term contracts;  changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; government funding for those military programs that utilize the Company’s products; litigation, including its inherent uncertainty and changes in the number or severity of claims brought against the Company; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; returns on employee benefit plans assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards;  war, terrorism or sabotage; epidemics; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

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

Commodity Price Risk: The Company uses natural gas forward contracts and swaps to selectively hedge certain gas utility requirements primarily in the United States.   These contracts and swaps typically correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity.  While these contracts and swaps are primarily structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices.

At September 30, 2003, the Company had outstanding natural gas forward contracts with a notional value of $17.8 and delivery dates of October 2003 through September 2004 and outstanding natural gas swaps with a fair value loss of $0.4, which will be reclassified into manufacturing cost of sales in the period the hedged natural gas purchases affect earnings.

Interest Rate Risk: In March 2003 the Company repaid $100.0 of its outstanding borrowings.  In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013.  At September 30, 2003, the outstanding borrowings of the Company consisted of fixed rate long-term debt, which had a carrying value of $415.6, a face value of $420.0 and a fair value, based on dealer quoted values, of approximately $435.7.  At September 30, 2003, the Company was a party to two interest rate swap agreements to effectively convert the interest cost on a total of $50.0 million of the Company’s 4.60% notes to a floating rate basis for the life of the notes  The fair value as of September 30, 2003 of the Company’s interest rate swaps was $1.7.

Assuming other factors are held constant, interest rate changes generally affect the fair value of debt.  Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would increase approximately $0.5 per annum and the fair market value of the fixed rate long-term debt would decrease by approximately $20.7.

Equity Price Risk:  At December 31, 2002, the Company had 100,000 put options outstanding which entitled the holder to sell an aggregate of 100,000 shares of the Company's common stock to the Company at an exercise price of $29.505 per share.   During 2002, the Company received aggregate premiums of approximately $0.3 on the sale of such options.  During the first quarter of 2003, the holder elected to exercise the 100,000 put options, which were settled by the Company purchasing 100,000 shares of its common stock at the exercise price of $29.505 per share.  The closing stock price on the settlement date was $27.98 per share.  At September 30, 2003, no put options were outstanding.

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

Cytec and/or American Cyanamid Company ("Cyanamid"), the Company's former parent company, are among several defendants in approximately 35 cases, pending in various state and federal courts, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings.  Cytec has an agreement to indemnify Cyanamid in connection with such suits.   The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others.  The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees.  The Company and Cyanamid believe that the suits against them are without merit and are vigorously defending against all such claims.

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

The Company, like many other industrial companies, has been increasingly named as one of hundreds of defendants in a number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos.  Plaintiff's attorneys have increased their focus on peripheral defendants, such as the Company, and the number of claims against the Company has more than doubled in the past year.  As of September 30, 2003, the Company was a defendant in approximately 400 cases involving approximately 30,000 claimants.  The Company believes that a substantial part of the increase in claims is related to efforts to file cases before the effective date of tort reform legislation in Mississippi.  The claimants allege exposure to asbestos at facilities formerly or currently owned by the Company or in products formerly manufactured by the Company for specialized applications.  Most of these cases involve numerous defendants, sometimes as many as several hundred.  Historically, more than 90% of asbestos claims against the Company have been dismissed without any indemnity payment by the Company, and the Company does not expect this to change.

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

See also the first four paragraphs of "Environmental Matters" under “Business” in Item 1 of the Company's 2002 Annual Report on Form 10-K and Note 9 to the Notes to Consolidated Financial Statements (unaudited) in Part I, Item 1.

Item 6.     Exhibits and Reports on Form 8-K

          (a).     Exhibits

See Exhibit Index on page 32 for exhibits filed with this Quarterly Report on Form 10-Q.

          (b).     Reports on Form 8-K

The Company filed a current report on Form 8-K dated July 17, 2003 regarding its disclosure of results of operations and financial condition for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CYTEC INDUSTRIES INC.

                                                      By:    /s/ James P. Cronin

                                                             James P. Cronin
                                                             Executive Vice President and
                                                             Chief Financial Officer

November 3, 2003

Exhibit Index

10.12(a)	1993 Stock Award and Incentive Plans, as amended through October 16, 2003
10.12(f)	Cytec Industries Inc. Executive Income Continuity Plan, as amended through September 12, 2003
10.12(g)	Cytec Industries Inc. Key Manager Income Continuity Plan, as amended through September 12, 2003
10.12(h)	Cytec Industries Inc. Employee Income Continuity Plan, as amended through September 12, 2003
12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2003 and 2002.
31.1	Certification of David Lilley, Chief Executive Officer Pursuant To Rule 13a-14(a), As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002.
31.2	Certification of James P. Cronin, Chief Financial Officer Pursuant To Rule 13a-14(a), As Adopted Pursuant To Section 302 Of The Sarbanes- Oxley Act of 2002.
32.1	Certification of David Lilley, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification of James P. Cronin, Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002