Form 10-K
period 2003-12-31
CYTEC INDUSTRIES INC/DE/
filed 2004-02-26
CIK 912513

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

(Mark One)
/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2003

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from  ______  to  ______

                         Commission file number 1-12372

                              CYTEC INDUSTRIES INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   22-3268660
         (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization)              Identification No).

          Five Garret Mountain Plaza
          West Paterson, New Jersey                           07424
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (973) 357-3100
           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                   Name of exchange on
         -------------------                     which registered
       Common Stock, par value                 --------------------
           $.01 per share                    New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act). Yes _x_ No ___.

At June 30, 2003 the aggregate market value of common stock held by non-affiliates was $1,343,810 based on the closing price ($33.80) of such stock on such date.

There were 39,157,218 shares of common stock outstanding on January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Documents
---------                                                      Part of Form 10-K
Portions of Proxy Statement for 2004 Annual Meeting            -----------------
Of Common Stockholders, dated March 18, 2004.                  Parts III, IV
================================================================================

COMMENTS ON FORWARD-LOOKING STATEMENTS

     A number of the statements made by the Company in the Annual Report on Form 10-K, or in other documents, including but not limited to Chairman, President and Chief Executive Officer's letter to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements include, among others, statements concerning the Company's (including its segments) outlook for the future, the accretive effects of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

     All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference include, but are not limited to: changes in global and regional economies; the financial well-being of end consumers of the Company's products, particularly the airline industry; changes in demand for the Company's products or in the quality, costs and availability of its raw materials and energy; customer inventory reduction; the actions of competitors; currency rates and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations; including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants, governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against the Company; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

AVAILABLE INFORMATION

     The Company maintains a website that contains various information on the Company and its products. It is accessible at www.Cytec.com. Through the Company's website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings the Company makes with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.

                                     PART I
                                     ------
Item 1.     BUSINESS

     The Company is a global specialty chemicals and specialty materials company that focuses on value-added products. The Company serves major markets for aerospace, water treatment and mining, automotive and industrial coatings, plastics and chemical intermediates. The Company manufactures the vast majority of its products and sells its products worldwide. The Company had net sales of $1,471.8 million and earnings from operations of $141.1 million in 2003.

     The Company operates in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. Water and Industrial Process Chemicals principally include water treatment chemicals, mining chemicals and phosphine chemicals and prior to November 2000, paper chemicals. Performance Products principally include coating chemicals, performance chemicals and polymer additives. Specialty Materials principally include advanced composites and film adhesives. Building Block Chemicals principally include acrylonitrile, hydrocyanic acid, acrylamide, sulfuric acid and melamine. The Company characterizes its product lines as platform product lines and value product lines. Platform product lines are those product lines the Company believes have a competitive advantage to grow organically and by extension through strategic acquisitions. The Company expects these product lines to have sales growth over a business cycle considerably in excess of growth in gross domestic product. The Company also expects its platform product lines will need investment in research and development and possibly in capital to increase global capacity to support sales growth. Value product lines are those product lines which are expected to build sales and profit growth through greater focus on manufacturing productivity. Value product lines are expected to provide significant free cash flow and to increase their economic value with a greater focus on asset management. The Company's platform product lines are water treating chemicals, mining chemicals, phosphine chemicals, coating chemicals, performance chemicals and specialty materials. The Company's value product lines are polymer additives and building block chemicals.

     The Company's management regularly reviews the product line portfolio of the Company in terms of strategic fit and financial performance and may from time-to-time dispose of or withdraw certain product lines and/or acquire additional product lines or technologies. Additionally, regular reviews are performed of the cost effectiveness and profitability of plant sites or individual facilities within such sites. In management's opinion, the financial impact of a disposal or withdrawal of certain product lines together with the impact on plant sites will not have a material adverse effect on the financial position of the Company but could be material to the results of operations of the Company in any one accounting period.

     During 2003, the Company acquired the metal extractant products ("MEP") and intermediates and stabilizers ("I&S") product lines of Avecia Investments Limited ("Avecia"). Also during 2003, the Company ended its 50% participation in its Mitsui Cytec joint venture while simultaneously acquiring 100% of the venture's coating resins product line. The Company also ended its one-third participation in the PolymerAdditives.com ("PA.com") joint venture in 2003 that was previously written-off. The Company completed three other acquisitions during 2001. (See Note 2 of the Notes to Consolidated Financial Statements).

     In addition, the Company has a 50% interest in an associated company CYRO Industries ("CYRO"). See Note 5 of the Notes to Consolidated Financial Statements.

     Unless indicated otherwise, the terms "Company" and "Cytec" each refer collectively to Cytec Industries Inc. and its subsidiaries. Cytec was incorporated as an independent public company in December 1993.

Segment Information

     Revenues from external customers, earnings or loss from operations and total assets for each of the Company's reportable segments can be found in Note 16 of the Notes to Consolidated Financial Statements.

Water and Industrial Process Chemicals Segment

     Set forth below are the Company's primary product lines and major products in this segment and their principal applications.




-------------------------------------------------------------------------------------------------------------------------------
           PRODUCT LINE                                MAJOR PRODUCTS                             PRINCIPAL APPLICATIONS
-------------------------------------------------------------------------------------------------------------------------------

Water treating chemicals                  Flocculants, coagulants, filter aids,              Water  and wastewater treatment,
                                          drilling and production polymers                   raw water clarification, process
                                                                                             water treatment, oil field
                                                                                             drilling and recovery, municipal
                                                                                             waste

Mining chemicals                          Promoters, collectors, solvent                     Mineral separation and
                                          extractants, flocculants, frothers,                processing for copper, alumina
                                          filter and dewatering aids,                        and certain industrial minerals
                                          antiscalants, dispersants, depressants,
                                          defoamers and reagents

Phosphine chemicals                       Solvent extractants, flame retardants,             Mineral/metal processing;
                                          catalyst ligands, high purity phosphine            pharmaceutical, agricultural
                                          gas and biocides                                   chemical and electronic
                                                                                             manufacturing; fumigants
-------------------------------------------------------------------------------------------------------------------------------



     Many of the Company's products in this segment are manufactured using acrylamide that is manufactured by the Company's Building Block Chemicals segment.

     Water Treating Chemicals

     The Company's water treating chemicals product line consists primarily of the manufacture and sale of products for use in applications such as treatment of industrial waste streams and industrial influent water supplies to remove suspended solids, sewage conditioners for municipal wastewater treatment, treatment of municipal drinking water and as drilling mud conditioners for oil service companies. Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for the Company's water treating chemicals. To support this growing demand, Cytec completed significant expansions at its Mobile, Alabama and Bradford, England plants during 2001. Although Cytec sold its paper chemicals product line in two separate transactions in late 2000, it retained all of its production facilities, which are also used in its water treating and mining chemicals product lines, and Cytec now produces paper chemicals under a long-term manufacturing supply agreement for one of the purchasers of its paper chemicals product line which expires in November, 2005. The Company is in the process of negotiating an extension of this agreement. Cytec also retained its paper wastewater treating product line.

     Competition is generally intense in wastewater treatment applications, particularly for municipal accounts, where contracts generally are awarded on a competitive bid basis, and for those industrial applications where technical service is not an important factor. Cytec markets its water treating chemicals through a specialized sales staff with an emphasis on sales to global full-service water treatment companies.

     Mining Chemicals

     The Company's mining chemicals product line is primarily used in applications to separate minerals from ores. The Company has leading positions in the copper processing industry, particularly in the flotation and in extraction of copper. The Company also has a leading position in the alumina processing industry, where its patented HxPams are particularly effective at the flocculation of "red mud". The Company also sells phosphine chemicals specialty reagents which have leading positions in cobalt nickel separation and copper sulfide recovery applications. In 2003 the Company broadened its mining chemicals product line by acquiring from Avecia, its MEP product line. The MEP product line has a leading position for extractants in the processing of copper oxide ores. In 1999, the Company completed two acquisitions in mining chemicals broadening its product offerings to the copper processing industry and for industrial minerals. Demand for mining chemicals is cyclical and varies with industry conditions for the particular minerals with respect to which the Company's products have processing applications. The Company strives to develop new technologies as well as new formulations tailored for specific applications. The Company's mining chemicals product lines are marketed primarily through a specialized sales and technical services staff. Cytec has expanded its sales and technical service presence in South America, South Africa, Asia and Australia, the growth markets for the Company's mineral processing chemicals.

     Phosphine Chemicals

     The Company's phosphine chemicals are utilized for a variety of applications. The Company is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and has significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. In 2003 the Company acquired from Avecia its organo phosphorus product line as part of its I&S product line. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries. The Company acquired a phosphine fumigants product line in 1999 which it markets as an alternative to methyl bromide. Sales of certain phosphine products are dependent upon obtaining and maintaining necessary registrations and approvals from applicable regulatory agencies and the Company is seeking additional product registrations. The Company also seeks to broaden its product line through development of additional proprietary technologies for pharmaceuticals, specialty chemicals catalysts and reactive intermediate applications. In 2002 the Company increased its plant capacity to meet increased customer demand.

Performance Products Segment

     Set forth below are the Company's primary product lines and major products in this segment and their principal applications.



-------------------------------------------------------------------------------------------------------------------------------
           Product Line                      Major Products                       Principal Applications
-------------------------------------------------------------------------------------------------------------------------------

Coatings chemicals                  Amino crosslinking resins,        Industrial coatings and paints for appliances,
                                    additives, urethanes and          automobiles, containers, metal fixtures, metal
                                    carbamates                        and wood furniture, heavy duty industrial
                                                                      machinery

Performance chemicals               Adhesion promoters,               Adhesives and sealants, inks, electrical and
                                    surfactants, specialty            electronic products, wood bonding and
                                    monomers, amino crosslinkers,     laminating, textiles, tires, rubber products,
                                    isocyanates, carbamates,          non-wovens and super absorbent products,
                                    acrylic stabilizers,              flexible packaging, and plastics
                                    thermoplastics, formulated
                                    polyurethane and epoxies

Polymer additives                   Ultraviolet light stabilizers     A broad range of plastics, coatings, and
                                    and absorbers, high performance   fibers for agricultural films, automotive parts,
                                    antioxidants, antistatic agents   architectural lighting, fiberglass, housewares,
                                                                      packaging, outdoor furniture, sporting goods,
                                                                      toys and apparel
-------------------------------------------------------------------------------------------------------------------------------



     Many of the Company's products in this segment are manufactured using melamine and acrylamide that are both manufactured by the Company's building block chemicals segment.

     Coatings Chemicals

     The Company believes that it is the largest global supplier of amino crosslinking resins ("Resins"), which the Company markets primarily for industrial coatings applications under the CYMEL(R) trademark. The Company sells Resins worldwide to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. In 2003 the Company acquired 100% of the coating resins product line formerly operated by its Mitsui Cytec joint venture. As part of the project to consolidate and increase the flexibility of the Company's global Resins production, the Company completed an expansion of its Resins production capacity at its Lillestrom, Norway plant in the second half of 2001. In 1999, the Company acquired the amino coatings resins product line of BIP Limited which continued to toll products for the Company. Near the end of 2002, the Company transferred production to its expanded Lillestrom, Norway facility.

     The Company markets coating chemicals through a specialized sales and technical service staff. Sales are typically made directly to large customers and through distributors to smaller customers.

     Performance Chemicals

     The Company's performance chemicals have different functionalities and are sold into varied end use applications. The largest product group is a line of adhesion promoters sold under the CYREZ(R) trademark. Adhesion promoters are used globally in the rubber industry, the major application being in the manufacture of tires.

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

     In 2003 the Company broadened its performance chemicals product line by acquiring Avecia's I&S product line which broadened its customer base and added new products, such as acrylic stabilizers and thermoplastics, and manufacturing technologies.

     The Company markets its performance chemicals through several specialized sales and technical service staffs. Sales are typically made directly to large customers and through distributors to smaller customers. The Company has typically achieved growth in its performance chemicals sales by finding new applications for its existing products. The Company continues to seek additional new applications.

     Polymer Additives

     The Company is a significant global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. Typical end use applications of the Company's products include a wide variety of polyolefins that are used in agricultural films, toys, lawn furniture and automotive applications, fibers for carpets, spandex applications, engineered plastics and automotive coatings. Ciba Specialty Chemicals AG is the dominant competitor in this product line. The Company seeks to enhance its position with new products based on proprietary chemistries and solutions-based technical support. In 2001 the Company launched its proprietary CYASORB THT family of light stabilizers based on the Company's hindered amine light stabilizer and triazine chemistries. These chemistries provide much higher efficiency as ultraviolet light stabilizers than previous technologies.

     The Company markets polymer additives through a dedicated sales and technical service staff. Sales are typically made directly to large customers and through distributors to smaller customers. In 2003 the Company ended its participation in PA.com, a business-to-business internet joint venture originally formed by the Company, GE Specialty Chemicals, Inc. and Albemarle Corporation and began selling directly to its customers previously purchased through the venture. During 2002, the Company had reduced the carrying value of its net investment in this venture to zero.

Specialty Materials Segment

     The Specialty Materials segment principally manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, and aircraft brakes and high performance automotive applications such as Formula 1 racing cars and luxury sports cars.

     Cytec Engineered Materials

     The Company is the major global supplier of aerospace structural film adhesives and a major supplier of aerospace advanced composite materials. Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers (such as carbon) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by the Company. The Company acquired 3M's composites product line in 2001 providing additional customer qualifications and new products.

     The primary applications for both aerospace adhesives and advanced composites are commercial airliners, regional and business jets, military aircraft, satellites and launch vehicles, high performance automotive and specialty applications. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial program in the Western world has qualified and uses certain of the Company's products. The Company is a major supplier to such military programs as the F/A-22 and F/A-18 combat aircraft and the C-17 transport aircraft. In 2001 the Company was also named as the sole source provider of structural composites for the F-35 Joint Strike Fighter which is in development by a team led by Lockheed. The Company has a long term agreement, expiring partly in 2005 and partly in 2007, to supply an aerospace customer with its requirements, subject to various exceptions, of various specialty materials at prices that are fixed by year. The reduction in air passenger traffic after September 11, 2001 has caused financial problems for the airline industry with a consequential reduction in overall demand for commercial aircraft. The Company anticipates, however, that the long-term trend of growth in passenger air miles will recover.

     Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass and phenolic resins are primarily used for secondary structure applications such as fairings and interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. In addition, the Company's ablatives are used in manufacturing rocket nozzles and the Company's carbon/carbon products are used in manufacturing aircraft and other high performance brakes. The Company expects the demand for advanced composites to continue to increase and is currently expanding its production facility in Oestringen, Germany to meet the expected growth in demand. The Company expects to complete this project in early 2004.

     The Company's aerospace adhesives and advanced composites also have various applications in industrial, high performance automotive and selected recreational products. The Company is seeking to leverage its engineered materials portfolio with customers in these and other new markets.

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

     Cytec Carbon Fibers

     In 2001 the Company acquired BP's carbon fibers product line to enhance its ability to maintain a high quality, low cost supply of carbon fiber for its advanced composite products.

     The Company manufactures and sells various high performance grades of both PAN (polyacrylonitrile) type and pitch type carbon fibers. Carbon fibers are mainly used as a reinforcement material for advanced composites used in the aerospace and certain other industries and have many advantageous characteristics such as light weight, tensile strength and heat resistance.

     Over 50% of the Company's carbon production is utilized internally as reinforcement in producing certain of the Company's advanced composites. The remainder is sold to third parties through a direct sales force.

Building Block Chemicals Segment

     Building Block Chemicals are manufactured primarily at the Company's world-scale, highly integrated Fortier facility. The Fortier facility is located on the bank of the Mississippi River near New Orleans, Louisiana and has ready access to all major forms of transportation and supplies of raw materials. The Company attempts to run most of its plants at capacity subject to market conditions and raw material availability.

     Acrylonitrile and Hydrocyanic Acid

     The Company anticipates that over the near term it will use internally approximately 25% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to approximately 25% will be sold pursuant to a long term supply agreement and 25% through a long term distribution agreement, the first of which provides for a cost based price through the first quarter of 2005 and the second of which provides for a market based price. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene and ammonia, which are the largest components of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially all of the hydrocyanic acid produced by the Company is sold to CYRO, as a raw material for methyl methacrylate ("MMA") under two long-term contracts which have been renegotiated and superceded by a new contract that will extend until 2011.

     Other Building Block Chemicals

     The Company also manufactures and sells acrylamide, sulfuric acid and melamine. The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of 200 million pounds for the production of certain products for the Company's water treating chemicals, mining chemicals and performance chemicals product lines. The remainder of the Company's production is sold to third parties. The Company manufactures acrylamide at its Fortier facility and at its Botlek facility in the Netherlands.

     The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long-term service contract. This agreement, which was scheduled to expire at the end of 2003, has recently been renegotiated and extended through 2011.

     American Melamine Industries ("AMEL"), a 50% owned manufacturing joint venture with a subsidiary of DSM N.V., operates a melamine manufacturing plant with annual production capacity of approximately 160 million pounds at the Fortier facility. DSM, which is the world's leading manufacturer of melamine, makes its melamine expertise available to AMEL under a license agreement. The Company anticipates that over the near term it will use internally up to 80% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties.

     The Company indefinitely idled its only ammonia plant in 2001. The ammonia plant had been using higher cost, U. S. natural gas as a raw material making continuing operations economically unviable. It remains unlikely it will be restarted and the Company is exploring the options of selling the asset, having it dismantled and shipped to another location. If not successful, the Company expects to dismantle it by year end 2004.

     Prices of building block chemicals are sensitive to the stages of economic cycles, raw material cost and availability, energy prices and currency rates, as well as to periods of insufficient and excess capacity. The production of building block chemicals is generally capital intensive, which may cause strong downward pressure on prices in poor market environments as producers tend to operate their plants at capacity even in poor market environments. The Company sells building block chemicals to third parties through a direct sales force and distributors.

Associated Companies

     At the beginning of 2003 the Company had an ownership interest in three unconsolidated associated companies. During 2003 the Company ended its participation in two of the joint ventures as described below. For additional information see Note 5 of the Notes to Consolidated Financial Statements.

     CYRO Industries (50% owned)

     CYRO manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE(R) trademark, and MMA. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U.
S. CYRO closed its Canadian manufacturing plant in 2001 in order to enhance its overall manufacturing efficiency. The Company's partner in CYRO, an indirect subsidiary of Degussa A.G., has an affiliate, Rohm GmbH and Co. KG., that manufactures and sells acrylic sheet and molding compounds products and MMA primarily in Europe and makes its technological expertise available to CYRO.

     CYRO uses much of the MMA it manufactures as a raw material in the manufacture of acrylic sheet and molding compounds and it sells the remainder to third parties. CYRO's world-scale MMA manufacturing facility is an integrated part of the Company's Fortier facility, consuming substantially all the hydrocyanic acid produced by the Company in connection with the manufacture of acrylonitrile. CYRO's annual MMA production capacity is 290 million pounds.

     Mitsui Cytec (formerly 50% owned)

     Mitsui Cytec manufactured and sold coating resins in Japan and manufactured certain water treating chemicals in Japan that it sold throughout Asia. In September 2003, the Company dissolved this joint venture acquiring 100% of its coating resins product line, including a manufacturing facility in Japan, and certain rights associated with the water treating product line in most of Asia, and relinquished its share of the water treating product line of the former joint venture.

     PolymerAdditives.com LLC (formerly 33 1/3% owned)

     In October, 2003 the Company ended its participation in this joint venture. See "Performance Products Segment--Polymer Additives."

Competition

     The Company operates in a highly competitive marketplace. It competes against a number of other companies in each of its product lines, although none of such companies competes with the Company in all of its product lines. The Company's competitors are both larger and smaller than the Company in terms of resources and market shares. Competition is primarily based on product performance, reputation for quality, price and customer service and support. The degree and nature of competition depends on the type of product involved.

     In general, the Company competes by maintaining a broad range of products, focusing its resources on products in which it has a competitive advantage and fostering its reputation for quality products, competitive prices and excellent technical service and customer support. Through research and development, the Company seeks to increase sales and margins by introducing value-added products and products based on proprietary technologies.

Customers and Suppliers

     The Company has a diversity of product lines and in 2003 and 2002, no customer accounted for more than 10% of the Company's net sales. Sales to the Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $150 million, or 11% of consolidated net sales, in 2001. See also the discussion of various long-term supply agreements in Note 10 of the Notes to Consolidated Financial Statements.

     With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture certain water treating chemicals, mining chemicals, coating chemicals and performance chemicals and its manufacture of carbon fibers for advanced composites) helps protect it from being reliant on other companies for many significant intermediates. The significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, ammonia and sulfur which are typically available. Natural gas is an important indirect raw material for many of the Company's products, including resins. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the United States has been volatile during the past few years and is significantly above the price in many other parts of the world. The Company has not had any problems obtaining the natural gas that it needs. However, many of the Company's products compete with similar products made with less expensive natural gas available elsewhere and the Company may not be able to recover any or all of the increased cost of gas in manufacturing its products. The Fortier facility is served principally by a single propylene pipeline owned by a supplier although other suppliers can utilize the pipeline for a transportation fee. In addition, the Company has made arrangements to obtain propylene by rail.

     The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of cationic monomers from a single supplier under a long-term agreement. Cationic monomers are important raw materials in the water treating chemicals and mining chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers that are used in many of the Company's advanced composite products. Availability of certain carbon fibers has occasionally been limited, although availability has recently been adequate. The risk of future carbon fiber supply limitations is reduced now that the Company manufactures some of its own carbon fibers.

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

International

     The Company operates on a global basis with manufacturing plants located in ten countries. Export sales to unaffiliated customers from the United States were $186.6 million for 2003, $164.7 million for 2002 and $185.3 million for 2001 or approximately 13%, 12% and 13% of net sales in such years, respectively.

     The Company markets its products internationally through Company sales forces, distributors and agents. International sales were approximately 51% in 2003, 49% in 2002 and 47% in 2001, of net sales to unaffiliated customers.

     The Company's identifiable assets located outside of the United States, by geographical region, at year end 2003 and 2002 are set forth in Note 16 of the Notes to Consolidated Financial Statements and are incorporated by reference herein.

     International operations are subject to various risks which may not be present in U. S. operations including political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. The Company does not currently believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing international operations.

Research and Process Development

     During 2003, 2002 and 2001, the Company incurred $35.2 million, $33.7 million and $32.4 million, respectively, of research and process development expense. The Company is currently investing approximately $57.0 million to renovate and upgrade its main Specialty Chemical research facility located in Stamford, Connecticut. Through December 31, 2003, the Company has spent $46.5 and expects to be substantially completed with the renovation by the second half of 2004.

Trademarks and Patents

     The Company has approximately 2,000 United States and international patents and also has trademark applications and registrations for approximately 150 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

Employees

     The Company employs approximately 4,500 employees of which approximately 2,200 are covered by union contracts. The Company believes that its relations with both employees and the related union leaderships are generally good.

Operating Risks

     The Company's revenues are largely dependent on the continued operation of its various manufacturing facilities. The operation of chemical manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, and the need to comply with directives of, and maintain all necessary permits from, government agencies. In addition, the Company's operations can be adversely affected by raw material or energy supply disruptions, labor force shortages or work stoppages and events impeding or increasing the cost of transporting the Company's raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole, during the period of such operational difficulties.

     The Company's operations are also subject to various hazards incident to the production of industrial chemicals, including the use, handling, processing, storage and transportation of certain hazardous materials. Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of the Company's locations may result in the Company being named as a defendant in lawsuits asserting potentially large claims.

     The Company utilizes third party insurance to cover portions of certain of these risks to the extent that coverage is available and can be obtained on terms the Company believes are economically justifiable. After September 11, 2001, the availability of property insurance in particular became much tighter. In response to an approximate tripling in proposed rates, the Company increased certain of its deductibles and self-insured retention amounts primarily in the area of property insurance.

Environmental Matters

     The Company is subject to various federal, state and international laws and regulations which impose stringent requirements for the control and abatement of pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.

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

    Notes 1 and 10 of the Notes to Consolidated Financial Statements are incorporated by reference herein.

     Item 2.  PROPERTIES

     The Company operates manufacturing and research facilities in ten countries. Capital spending, exclusive of acquisitions, for the years ended 2003, 2002 and 2001 was $93.8 million, $62.2 million, and $63.9 million, respectively. Capital expenditures in 2004 are expected to be in the range of $90.0 to $95.0 million. The increase in spending from 2002 levels is due primarily to a multi-year project to significantly upgrade and modernize the Stamford, Connecticut Specialty Chemicals research facility, expanding capacity at its Oestringen, Germany manufacturing facility, infrastructure upgrades at its Willow Island, West Virginia manufacturing facility and capital expenditures at the two plants acquired by the Company during 2003 in Shimonoseki, Japan and Mount Pleasant, Tennessee. The Company's capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of the Company's products, to modernize or replace older facilities, or to install equipment for protection of employees, neighboring communities and the environment.

     The Company's major facilities and the segments served by each such facility are as follows:



-------------------------------------------------------------------------------------------------------------------------------
FACILITY                                                     PRINCIPAL SEGMENT
-------------------------------------------------------------------------------------------------------------------------------
Anaheim, California                                          Specialty Materials
Atequiza, Mexico                                             Water and Industrial Process Chemicals; Performance Products
Antofogasta, Chile                                           Water and Industrial Process Chemicals
Avondale (Fortier), Louisiana                                Building Block Chemicals
Belmont (Willow Island), West Virginia                       Performance Products
Bogota, Colombia                                             Performance Products
Botlek, the Netherlands                                      Water and Industrial Process Chemicals; Performance Products;
                                                                Building Block Chemicals
Bradford, England                                            Water and Industrial Process Chemicals
Greenville, South Carolina                                   Specialty Materials
Greenville, Texas                                            Specialty Materials
Havre de Grace, Maryland                                     Specialty Materials
Kalamazoo, Michigan                                          Water and Industrial Process Chemicals; Performance Products
Lillestrom, Norway                                           Performance Products
Longview, Washington                                         Water and Industrial Process Chemicals
Mobile, Alabama                                              Water and Industrial Process Chemicals
Mount Pleasant, Tennessee                                    Water and Industrial Process Chemicals; Performance Products
Oestringen, Germany                                          Specialty Materials
Olean, New York                                              Performance Products
Orange, California                                           Specialty Materials
Rock Hill, South Carolina                                    Specialty Materials
Shimonoseki, Japan                                           Performance Products
Stamford, Connecticut.                                       Water and Industrial Process Chemicals; Performance Products
Wallingford, Connecticut                                     Performance Products
Welland, Ontario                                             Water and Industrial Process Chemicals
Winona, Minnesota                                            Specialty Materials
Wrexham, Wales, U. K.                                        Specialty Materials
-------------------------------------------------------------------------------------------------------------------------------



     The Company owns all of the foregoing facilities and their sites except for the land at the Botlek, Lillestrom, Shimonoseki and Rock Hill facilities which is leased under long term leases. The Company leases its corporate and Specialty Chemicals headquarters in West Paterson, New Jersey and its Specialty Materials headquarters located in Tempe, Arizona.

Item 3.   LEGAL PROCEEDINGS

     The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company, in this section, includes predecessor entities being indemnified by Cytec.

     The Company is among several defendants in approximately 35 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims.

     The Company has access to a substantial amount of primary and excess general liability insurance for property damage and believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company has not recorded an insurance receivable relating to its defense costs although it is currently pursuing an agreement with various of its insurers concerning coverage with respect to these matters.

      In 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line and, since its acquisition of BP's carbon fibers product line in August 2001, also manufactures carbon fiber. The grand jury was dismissed in December 2003 without issuing any indictments against the Company or any indictments for violation of anti-trust laws. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in various civil actions, including several class actions, on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. The complaints allege that the defendants conspired to fix the prices of their products. The Company denies that it conspired to fix prices and is vigorously defending against all such claims.

     The Company, like many other industrial companies, has been increasingly named as one of hundreds of defendants in a number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. Plaintiffs' attorneys have increased their focus on peripheral defendants, such as the Company, and the number of claims against the Company has more than doubled since September 30, 2002. The Company believes that a substantial part of the increase in claims is related to efforts to file cases before December 31, 2002, the effective date of tort reform legislation in Mississippi. The claimants allege exposure to asbestos at facilities formerly or currently owned by the Company or in products formerly manufactured by the Company for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against the Company have been dismissed without any indemnity payment by the Company, and the Company has no information that this pattern will change.

     The following table presents information about the asbestos claims against the Company.
                                              2003               2002
                                              ----               ----

Claims Closed                                7,601                530

Claims Filed                                 7,648             17,511

Claims Open, as of December 31              26,955             26,908


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

     See also the first four paragraphs of "Environmental Matters" under "Business" in Item 1 and Note 10 of the Notes to Consolidated Financial Statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the New York Stock Exchange. On January 30, 2004, there were approximately 12,000 holders of record of the Common Stock of the Company.

     The high and low stock prices for each quarter were:

                      1Q            2Q             3Q            4Q
--------------------------------------------------------------------------------
2003
     High         $30.51        $35.54         $38.76        $38.59
     Low           25.98         28.05          34.60         33.45
2002
     High         $31.67        $34.00         $31.99        $27.89
     Low           22.64         27.33          21.41         19.20
--------------------------------------------------------------------------------

     On January 22, 2004 the Board of Directors approved the initiation of a common stock quarterly cash dividend program and declared a $0.10 per share cash dividend, payable on February 25, 2004 to shareholders of record as of February 10, 2004. The Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Cumulative Preferred Stock. (See Note 15 of the Notes to Consolidated Financial Statements, which is incorporated by reference herein).

Item 6.     SELECTED FINANCIAL DATA


FIVE-YEAR SUMMARY
(Dollars in millions, except per share amounts)

                                                     2003            2002            2001             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                         $1,471.8         $1,346.2        $1,387.1        $1,492.5        $1,444.5
Earnings from operations                             141.1            119.4  (2)      113.8   (4)     177.7   (6)     185.1  (8)
Earnings before accounting change and
 extraordinary item                                   91.0             79.3  (3)       66.2   (5)     177.6   (7)     121.3  (9)
Cumulative effect of accounting change,
 net of taxes                                        (13.6)               -               -               -               -
Extraordinary gain, net of taxes                         -                -             4.9               -               -
                                                  ---------      -----------      ----------       ---------       ---------
Net earnings available to common stockholders        $77.4            $79.3           $71.1          $177.6          $121.3
                                                  ---------      -----------      ----------       ---------       ---------
Net earnings per common share:
Basic :
  Before accounting change and
   extraordinary item                                $2.34            $2.01           $1.65           $4.34           $2.83
  Accounting change                                  (0.35) (1)           -               -               -               -
  Extraordinary item                                     -                -           $0.12               -               -
                                                  ---------      -----------      ----------       ---------       ---------
  Net earnings                                       $1.99            $2.01           $1.77           $4.34           $2.83
                                                  ---------      -----------      ----------       ---------       ---------
Diluted:
  Before accounting change and
   extraordinary item                               $ 2.27            $1.96           $1.59           $4.15           $2.73
  Accounting change                                  (0.34)               -               -               -               -
  Extraordinary item                                     -                -           $0.12               -               -
                                                  ---------      -----------      ----------       ---------       ---------
  Net earnings                                      $ 1.93            $1.96           $1.71           $4.15           $2.73
                                                  ---------      -----------      ----------       ---------       ---------
Statements of balance sheet data:
Total assets                                      $2,025.9         $1,766.4        $1,650.4        $1,721.6        $1,752.6
Long-term debt                                    $  416.2         $  216.0        $  314.7        $  313.4        $  415.2
------------------------------------------------------------------------------------------------------------------------------------


(1) Represents the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 143 ("SFAS No. 143"). Expenses resulting from SFAS No. 143 included in Earnings from Operations were $1.8 in 2003. Had this accounting policy been in effect in prior years, additional expenses of $1.7 in 2002, $1.6 in 2001, $1.5 in 2000 and $1.4 in 1999 would have been recognized.

(2) Includes net restructuring charges of $13.7 and a charge of $1.7 for costs associated with a tax refund related to the prior years' research and development tax credit.

(3) In addition to the items in Note (2) above, includes restructuring charges of $0.4 included in equity in earnings of associated companies, $2.0 of interest income related to the research and development tax credit, and a $6.0 reduction in income tax expense related to a refund associated with prior years' research and development tax credits.

(4) Includes a restructuring charge of $5.4 and $9.7 of goodwill amortization that is no longer amortized under SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets."

(5) In addition to the items in note (4) above, includes a restructuring charge of $2.3 included in earnings of associated companies.

(6) Includes a restructuring charge of $10.1, a charge of $1.4 for receivables which were deemed uncollectible and due the Company from its former ammonia joint venture and $9.4 of goodwill amortization that is no longer amortized under SFAS 142.

(7) In addition to the items in note (6) above, includes a gain of $88.3 from the divestiture of the paper chemicals product line; a gain of $13.3, discounted and net of expenses, from an environmental remediation insurance settlement; a gain of $7.1 from the sale of real estate at a former plant site; and a charge of $4.8 for the write-down of receivables from the AC Molding Compounds joint venture.

(8) Includes $8.5 of goodwill amortization that is no longer amortized under SFAS 142.

(9) In addition to the items in note (8) above, includes a credit of $8.0 related to the utilization of prior years' tax credits.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Dollars are in millions, except per share amounts. Percentages are approximate.

GENERAL

     Cytec Industries Inc. is a global specialty chemicals and materials company and sells its products to diverse major markets for aerospace, water treatment, mining, automotive, industrial coatings, plastics and chemical intermediates. With slightly over half of its sales outside of the U. S., sales volume by region is an important metric to management and is detailed by segment as well as the impact of changes in currency rates. The Company reports its net sales in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. The Water and Industrial Process Chemicals and Performance Products segments are collectively referred to as Specialty Chemicals. (See Item 1. Business.) The Company also reports its net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management's view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

     Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Key raw materials for the Specialty Chemical and Building Block Chemicals segments are propylene, ammonia, methanol derivatives and natural gas for utilities. Discussion of the year to year impact for raw materials and energy is provided in our segment discussion.

     In the course of the Company's ongoing operations, a number of strategic product line acquisitions and dispositions have been made. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company's consolidated results from the dates of the respective acquisitions. (For further information about the Company's acquisitions and dispositions, see Note 2 of the Notes to Consolidated Financial Statements.)

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") effective January 1, 2003, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") effective January 1, 2003 and Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132 Revised"). SFAS 143 addresses the accounting and reporting requirements for legal obligations associated with the retirement of tangible long-lived assets, and SFAS 146 addresses the recognition and measurement of costs associated with an exit or disposal activity. The adoption of SFAS No. 143 resulted in a net charge of $13.6 million after-tax. SFAS No. 132 Revised provides for additional financial statement disclosures for defined benefit plans. In addition, the Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141") effective July 1, 2001 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective January 1, 2002, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") effective January 1, 2001. For further information on these accounting changes, see Note 1 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

Years Ended December 31,              2003              2002            2001
--------------------------------------------------------------------------------
Net Sales                            100.0%            100.0%          100.0%
Manufacturing cost of sales           75.8              75.8            77.1
Gross profit                          24.2              24.2            22.9
Selling and technical services         8.6               9.1             8.2
Research and process development       2.4               2.5             2.3
Administrative and general             3.4               3.5             3.2
Amortization of acquisition
     intangibles                       0.3               0.2             0.9
                                   -----------------------------------------
Earnings from operations               9.6               8.9             8.2
                                   -----------------------------------------
Net earnings                           5.3               5.9             5.1
--------------------------------------------------------------------------------



NET SALES BY SEGMENT AND GEOGRAPHIC AREA


Net Sales                                                                                        Europe/
                                                       North          Latin         Asia/         Middle
                                                      America        America     Pacific Rim   East/Africa       Total
--------------------------------------------------------------------------------------------------------------------------
2003
  Water and Industrial Process Chemicals                  $146.6          $60.2       $ 51.2          $104.2     $  362.2
  Performance Products                                     248.6           28.9         86.6           125.7        489.8
  Specialty Materials                                      292.3            1.6         15.5            99.3        408.7
  Building Block Chemicals                                  88.9            4.0         58.0            60.2        211.1
                                                    ---------------------------------------------------------------------
    Total                                                 $776.4          $94.7       $211.3          $389.4     $1,471.8
                                                    ---------------------------------------------------------------------

2002
  Water and Industrial Process Chemicals                  $139.9          $51.5       $ 50.1           $89.7      $ 331.2
  Performance Products                                     242.9           26.2         72.3           110.9        452.3
  Specialty Materials                                      290.7            1.3         14.7            88.8        395.5
  Building Block Chemicals                                  68.9            3.9         60.2            34.2        167.2
                                                    ---------------------------------------------------------------------
    Total                                                 $742.4          $82.9       $197.3          $323.6     $1,346.2
                                                    ---------------------------------------------------------------------

2001
  Water and Industrial Process Chemicals                  $156.0          $57.2       $ 36.6           $85.2      $ 335.0
  Performance Products                                     238.0           27.2         65.7           103.8        434.7
  Specialty Materials                                      320.4            1.9         16.8           111.1        450.2
  Building Block Chemicals                                  82.6            4.7         51.6            28.3        167.2
                                                    ---------------------------------------------------------------------
    Total                                                 $797.0          $91.0       $170.7          $328.4     $1,387.1
--------------------------------------------------------------------------------------------------------------------------



     Net sales in the United States were $719.7, $685.8 and $736.9 for 2003, 2002 and 2001, respectively. International net sales were $752.1, $660.4, and $650.2, or 51%, 49% and 47% of total net sales, for 2003, 2002 and 2001, respectively.

     For more information on the Company's segments, see Note 16 of the Notes to Consolidated Financial Statements and further discussions in the Segment Results section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

YEAR ENDED DECEMBER 31, 2003, COMPARED WITH YEAR ENDED DECEMBER 31, 2002

Consolidated Results

     Net sales for 2003 were $1,471.8, up 9%, compared to $1,346.2 for 2002. Overall, sales volume increased 5% with acquisitions accounting for 2% of this increase, favorable changes in currency rates adding 3%, and higher selling prices adding 1%.

     For a detailed discussion on sales refer to the Segment Results section below.

     Manufacturing cost of sales was $1,114.9, or 75.8% of net sales, for 2003 compared to $1,020.4, or 75.9%, of net sales, for 2002. Included in 2002 is a $10.8 net restructuring charge or 1.0% of net sales for plant closure costs and expenses associated with discontinuing a product line. Additional savings related to 2002 restructuring initiative were $1.4 in 2003 which was the result of planned personnel reductions under the 2002 initiative. Manufacturing costs in 2003 were also impacted by higher raw material and energy costs of $37.4, particularly from petroleum based products globally and natural gas based products in the U. S. and currency rate changes increased cost $18.2 Freight and warehousing increased $6.6 of which $3.0 was due to currency rates changes. The remainder of the increase in freight and warehousing is due primarily to sales volume increases as well as higher freight rates and fuel surcharges. Insurance costs increased $1.7 over 2002. Partially offsetting this were lower costs as a result of the Company's operational excellence initiatives.

     Pension expense increased $5.2 principally as a result of the Company lowering its discount rate in the U. S. by 0.5% to reflect current market rates on fixed income securities and by the 2003 acquisitions which increased pension expense by $0.3. This was partly offset by plan changes to the retirement medical plans in the U. S. which were instituted by the Company in 2002 and reduced expense by $0.7. Pension expense is primarily reported in manufacturing cost of sales. See Critical Accounting Policies, Retirement Plans for further discussion on how changes in discount rates and return on asset assumptions can impact annual expense.

     Selling and technical services increased $4.3. Included in prior year amounts are net restructuring charges of $2.5. Additional savings related to 2002 restructuring were $1.1 in 2003 primarily as a result of planned personnel reductions. Costs associated with the acquisitions in 2003 added $2.6 and costs associated with the Company's performance stock plan increased by $1.1 due to a higher market value for the Company's common stock. The remainder of the increase is primarily due to currency rate changes.

     Research and process development increased $1.5. Included in the prior year are net restructuring charges of $1.0. Costs associated with the acquisitions in 2003 added $0.5. Headcount additions and costs for outside testing in the Specialty Chemical segments accounted for the increase in costs.

     Administrative expenses increased $2.7 but included in prior year amounts are net restructuring charges of $0.8 and fees of $1.7 related to a research and development tax credit filing. The Company's performance stock plan increased costs by $1.5 due to the higher stock price. The acquisitions of 2003 added $0.7 to administrative costs in 2003 and insurance premiums increased $1.1 over 2002. Currency rate changes also increased costs.

     The increase in the amortization of acquisition intangibles is due to the amortization of acquisition intangibles from the 2003 acquisitions.

     Other expense, net increased $6.9 from the year ago period. This resulted primarily from currency losses where certain of our international subsidiaries held dollar denominated assets when the U. S. dollar weakened. Currency rate changes increased expenses compared to 2002 by $5.3. Cleanup costs of $0.6 at an operating site related to a divested product line and royalty income of $0.8 that expired in 2002 also contributed to the increase.

     Equity in earnings of associated companies increased $1.1 from the year ago period. Included in 2002 results was a restructuring charge of $0.4 representing the Company's 50% share of restructuring charges recorded by CYRO, and a charge of $1.7 to reduce to zero the carrying value of the Company's net investment in the one-third owned PA.com. In addition, the Company's share of operating losses from PA.com in 2002 totaled $0.9. CYRO had increased sales of 5% in 2003, however its product mix was less favorable and raw material and energy costs were higher than the year ago period. As a result, the Company's share of earnings in 2003 from CYRO decreased by $1.7.

     Interest expense, net was $16.2, a decrease of $0.3, from the prior year period. Interest income in 2002 was favorably impacted by $2.0 received in conjunction with research and development tax credit refund. In March 2003 the Company repaid $100.0 of its existing debt with an interest rate of 6.5% per annum resulting in lower interest expense. This was largely offset by interest expense related to the $200.0 principal amount of 4.6% Notes that were issued in June 2003. The interest expense associated with this new debt was partially reduced by $0.7 as a result of interest rate swap agreements entered into in August 2003.

     Income tax provision reflects a reduction in the effective tax rate from 33.5%, before the impact of prior years' tax credits, to 28.0%. This reduction was a result of the Company's continued emphasis on global tax planning and execution of those plans together with an increased level of investment and earnings in tax jurisdictions with lower rates as well as a favorable international tax ruling with respect to a legal entity restructuring that occurred in the prior year. The 2002 full year effective tax rate of 28% reflects a reduction for a tax refund of $6.0 associated with prior year's research & development tax credits.

     Net earnings before the cumulative effect of the accounting change were $91.0, or $2.27 per diluted share, for 2003, compared to $79.3, or $1.96 per diluted share, in 2002. Included in 2002 was an after-tax net restructuring charge of $14.1, or $0.23 per diluted share. Also included in 2002 is a net credit of $0.15 per diluted share related to research and development tax credits discussed above (a reduction of $6.0 in income tax provision, interest income of $2.0 or $1.3 after-tax, and a charge of $1.7 or $1.1 after-tax in administrative expenses for fees related to tax planning).

     On January 1, 2003, the Company adopted SFAS 143 and recorded an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of an accounting change.

     Net earnings after the cumulative effect of the accounting change were $77.4 or $1.93 per diluted share.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Water and Industrial Process Chemicals


                                                                                         % Change Due to
                                                                Total         ----------------------------------------
                                      2003         2002         % Change       Price      Volume/Mix       Currency
----------------------------------------------------------------------------------------------------------------------
North America                       $ 146.6      $ 139.9            5%         -3%             7%              1%
Latin America                          60.2         51.5           17%          1%            19%             -3%
Asia/Pacific                           51.2         50.1            2%         -8%            -2%             12%
Europe/Middle East/Africa             104.2         89.7           16%         -2%             4%             14%
                                  --------------------------
Total                               $ 362.2      $ 331.2            9%         -3%             7%              5%
----------------------------------------------------------------------------------------------------------------------



     Overall, sales increased 9%. Currency rate changes increased sales 5% with acquisitions adding 4%. Base volume increased 3%, and selling prices declined 3%. North American volumes increased 7% with the 2003 acquisitions of the metal extractant and aromatic phosphines product lines of Avecia accounting for 6%. Also, the Water Treatment product line selling volume was down as the Company exited certain low profit municipal business but this was offset by increased Phosphine gas sales. In Latin America, the volume growth of 19% was primarily in the mining chemicals product line as a result of higher demand in the alumina market and acquisitions accounting for 3%. Asia/Pacific volumes decreased 2%; 2002 volume included sales for an initial fill of the Company's solvent extraction product at one of the worlds largest cobalt nickel mines. Europe volumes increased 4% primarily in the Water Treatment product line. Currency rate changes were primarily the result of the weaker U. S. dollar, except in Latin America where the U. S. dollar remained strong for the first three quarters of 2003. Selling prices decreased in North America in all product lines due to customer mix and competitive pricing. Latin America pricing increased offsetting the impact of negative currency rate changes. Asia/Pacific selling prices decreased principally in mining chemicals where pricing is linked to the
U. S. dollar with an offsetting effect due to currency rate changes.

     Earnings from operations were $20.3, or 6% of net sales in 2003, compared to $26.2, or 8% of net sales, in 2002. Included in 2003 are increased savings from the 2002 restructuring initiative of $1.4 million as a result of planned personnel reductions. The impact from the increase in sales and restructuring savings was more than offset by higher raw material and energy costs of $3.2, higher freight, warehousing, employee benefit and insurance costs.



Performance Products
                                                                                                  % Change Due to
                                                                             Total       ----------------------------------------
                                                 2003         2002          % Change      Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                   $ 248.6      $ 242.9             2%        1%               0%            1%
Latin America                                      28.9         26.2            10%        5%              11%           -6%
Asia/Pacific                                       86.6         72.3            20%       -2%              19%            3%
Europe/Middle East/Africa                         125.7        110.9            13%        0%              -4%           17%
                                             --------------------------
Total                                           $ 489.8      $ 452.3             8%        1%               3%            4%
---------------------------------------------------------------------------------------------------------------------------------



     Overall, sales increased 8% with the 2003 acquisitions accounting for 3%. Currency rate changes increased sales 4%, principally from the stronger Euro offset somewhat by overall weakness in Latin American currencies. Base volumes for the year were flat and selling prices were up slightly. The Company experienced strong demand in the Asia/Pacific and Latin America regions although off a smaller base but this was almost all offset by lower demand in Europe and North America due to reduced economic activity in those regions. Selling prices were up in Latin America offsetting the negative impact of currency rate changes. Prices in Asia/Pacific were down 2% primarily in Polymer Additives due to continued competitive pricing initiatives.

     Earnings from operations were $37.3, or 8% of net sales, in 2003 compared to $39.6, or 9% of net sales, in 2002. Included in 2003 are increased savings from the 2002 restructuring imitative of $1.1 million as a result of planned personnel reductions. The impact from the increase in sales and restructuring savings was more than offset by higher raw material and energy costs of $9.2, increased freight, warehousing, employee benefit and insurance costs.


Specialty Materials
                                                                                                    % Change Due to
                                                                             Total       ----------------------------------------
                                                 2003         2002          % Change      Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                 $ 292.3       $ 290.7            1%           0%           1%              0%
Latin America(1)                                  1.6           1.3           ---          ---           ---            ---
Asia/Pacific                                     15.5          14.7            4%          -2%           6%              0%
Europe/Middle East/Africa                        99.3          88.8           12%          -3%           11%             4%
                                             --------------------------
Total                                         $ 408.7       $ 395.5            3%          -1%           3%              1%
---------------------------------------------------------------------------------------------------------------------------------



(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

     Selling volumes were up 3% overall. Sales to military and rotorcraft applications added 5% due to increased production levels for military aircraft and a high level of replacement parts for rotorcraft and restocking by certain customers from low 2002 year-end inventory levels. Sales to the commercial aerospace sector for large commercial aircraft, regional jets and business jets were down 2% from 2002. Sales to Boeing were down in line with the decrease in large commercial aircraft build rates but offset somewhat by increased sales to Airbus.

     Earnings from operations were $66.3, or 16% of sales, in 2003 compared to $65.7, or 17% of sales, in 2002. Included in 2003 are increased savings from the 2002 restructuring initiative of $0.5 million as a result of planned personnel reductions. The impact from the increase in sales, restructuring savings and higher plant utilization was essentially offset by higher operating costs as the Company invested in its manufacturing plants and increased its selling and technical efforts.



Building Block Chemicals (Sales to external customers)
                                                                                             % Change Due to
                                                                     Total        ----------------------------------------
                                          2003         2002        % Change      Price      Volume/Mix       Currency
--------------------------------------------------------------------------------------------------------------------------
North America                           $  88.9      $  68.9           29%          15%           14%             0%
Latin America(1)                            4.0          3.9           ---          ---           ---            ---
Asia/Pacific                               58.0         60.2           -4%          15%          -19%             0%
Europe/Middle East/Africa                  60.2         34.2           76%           3%           54%            19%
                                     -------------- ------------
Total                                   $ 211.1      $ 167.2           26%          12%           10%             4%
--------------------------------------------------------------------------------------------------------------------------



(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

     Selling volumes increased 10% overall. North American and European acrylonitrile volumes were up due to new business. Demand in Asia/Pacific for acrylonitrile was low principally in the second quarter of the year. Selling prices were up primarily related to acyrlonitrile due to tighter supply and increased input costs.

     Earnings from operations were $20.3, or 7% of net sales, in 2003 compared to $5.6, or 3% of net sales, in 2002. The increased earnings were primarily the result of higher selling volumes and prices and the favorable impact of currency rate changes. Additionally, earnings increased due to lower plant spending of $3.2 and higher plant capacity utilization. The increase was partially offset by significantly higher raw material and energy costs of $24.0 which were primarily due to the higher cost of ammonia, propylene and natural gas.

YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001

Consolidated Results

     Net sales for 2002 were $1,346.2 compared to $1,387.1 for 2001 with modest declines in prices and volume. Asia/Pacific had the only sales increase, which was due to strong volume growth. The Americas were down modestly due to lower volume and Europe/Middle East/Africa was slightly below last year.

     For a detailed discussion on sales refer to the Segment Results section below.

     In 2002 the Company recorded an aggregate restructuring charge of $16.0, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel and a charge of $5.1 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry, resulting in a reduction of 47 personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, NJ, facility, resulting in the elimination of 23 positions and a charge of $1.6 for employee related and decommissioning costs; and the discontinuance of a minor unprofitable product line, resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.6; selling and technical services, $2.6; research and process development, $1.0 and administrative and general, $0.8 and were charged to corporate. At the time the restructuring was initiated, the Company expected cumulative savings of $6.3 in 2002 and $9.5 in 2003. As of December, 2002, 105 positions were eliminated resulting in actual savings through December 31, 2002 of $6.1.

     In addition, during 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO's shutdown of its Niagara Falls, Ontario, Canada facility in 2001.

     In 2001 the Company recorded a restructuring charge of $5.4 related to the indefinite idling of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales of $4.6 and selling and technical services of $0.8 and were charged to corporate. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9; and other costs, $0.2. During 2002 the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated as a result of less than expected personnel reductions. As a result, the Company recognized a restructuring credit of $0.9 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.8 and selling and technical services, $0.1. At the time the restructuring was initiated, the Company expected savings of $2.2 in 2001 and savings of $8.9 in 2002. The actual cumulative savings for 2001 were $2.1 and $8.5 in 2002.

     In addition, during 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO's restructuring charges including $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

     Manufacturing cost of sales was $1,020.4, or 75.8% of net sales, for 2002 and included net restructuring charges of $10.8 for plant closure and employee related costs and expenses associated with discontinuing a product line. Manufacturing cost of sales was $1,069.0, or 77.1% of net sales, for 2001, and included a restructuring charge of $4.6 related to the indefinite idling of the Fortier ammonia plant and the Company's share of the related personnel reductions at the Fortier facility. Restructuring savings increased $6.4 in 2002 compared to 2001. The remaining increase in gross profit margins was due to $20.9 lower raw material and energy costs and increased production levels in the Company's Specialty Chemicals segments.

     Pension expense increased $3.6 principally as a result of a decrease in the discount rate that was used to determine pension expense to reflect market rates available on fixed-income securities. The Company also lowered its long term return on assets assumption from 8.8% to 8.3%. The resulting increase in pension expense was partly offset by plan changes to the retirement medical plans adopted by the Company in 2002 which reduced expense by $2.7. See Critical Accounting Policies, Retirement Plans, below for further discussion on how changes in discount rates and return on asset assumptions can impact annual expense.

     Selling and technical services expenses increased $8.3, research and process development expenses increased $1.3, and administrative and general expenses increased $2.2. Included in 2002 were net restructuring charges of $2.5, $1.0 and $0.8 in selling and technical services, research and process development and administrative and general expenses, respectively, that primarily related to employee reductions in the Specialty Chemicals and Specialty Materials segments. Restructuring savings increased $1.3 in 2002. Also included in administrative and general expenses for 2002 were charges of $1.7 for fees incurred in connection with a favorable cash settlement of prior years' research and development tax credits claim with the IRS. Included in selling and technical services expenses for 2001 was a restructuring charge of $0.8 related to the personnel reductions at the Fortier facility. Selling and technical services also increased due to head count additions in certain regions and $1.7 for severance and relocation costs, mostly in Europe and North America as the Company realigned its selling and customer service organizations and costs incurred to implement the Specialty Chemicals North American logistics network. Operating expenses also included an increase of $5.9 compared to 2001 for accruals for incentive-based compensation. Incentive compensation is performance based, and for 2002 the Company exceeded several of its 2002 annual targets, whereas in 2001 economic conditions prevented the Company from attaining several of its 2001 performance targets and incentive-based compensation expenses were reduced accordingly.


     Amortization of acquisition intangibles was $3.1, down $9.7 from the prior year period, as goodwill was no longer amortized effective January 1, 2002, under SFAS 142.

     Other income, net, was $1.2 for 2002 and included currency gains of $2.8. Other income, net, was $6.8 for 2001 and included gains of $7.0 related to the sale of reclaimed land in Florida and the settlement of a royalty issue concerning mineral rights associated with a former phosphate rock mining joint venture also in Florida.

     Equity in earnings of associated companies was $6.1 for 2002, compared to $0.1 for 2001. Included in 2002 and 2001 were restructuring charges of $0.4 and $2.3, respectively, related to CYRO's shutdown of its Niagara Falls, Ontario, Canada facility, and CYRO's share of infrastructure restructuring at the Company's Fortier facility. The increase in equity earnings of associated companies reflects higher sales and the benefits of the restructuring initiatives at CYRO. Sales at associated companies were $307.5 for 2002, an increase of 5% after excluding sales of the former AC Molding Compounds joint venture which was shut down in November 2001. Included in 2002 was a charge of $1.7 to reduce to zero the carrying value of the Company's net investment in the one-third owned PA.com joint venture. Accordingly, the Company no longer recognized its share of the joint venture's expected future losses. The terms of the joint venture agreement required the Company to make an additional contribution of $0.5 during 2002, and this required contribution was included in the amount of the charge recognized in 2002.

     Interest expense, net, was $16.5 for 2002 compared to $19.6 for 2001. Included in 2002 was interest income of $2.0 received in connection with a favorable cash settlement of prior years' research and development tax credit claims with the IRS. The remainder of the decrease was due to increased interest income attributable to higher cash balances during 2002.

     The income tax provision was $30.9 for 2002 and included a reduction of $6.0 in connection with a cash settlement of prior years' research and development tax credits claim.

     Net earnings for 2002 were $79.3, or $1.96 per diluted share, compared to $71.1, or $1.59 per diluted share, for 2001. Included in 2002 were after-tax net restructuring charges of $9.4, or $0.23 per diluted share, and a net credit of $6.2, or $0.15 per diluted share, related to prior year's research and development tax credits broken down as follows: a reduction of $6.0, or $0.15 per diluted share, in income tax expense, after-tax interest income of $1.3, or $0.03 per diluted share, and an after-tax charge of $1.1 million, or $0.03 per diluted share, in administrative expenses for external costs associated with such tax planning. Included in 2001 were after-tax restructuring charges of $5.0, or $0.12 per diluted share, an after-tax extraordinary gain of $4.9, or $0.12 per diluted share, related to the acquisition of the assets of the carbon fibers product line of BP, and after-tax goodwill amortization of $6.4, or $0.15 per diluted share, that is no longer required under SFAS 142


Segment Results

     Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.


Water and Industrial Process Chemicals

                                                                                          % Change Due to
                                                                    Total        ----------------------------------------
                                         2002         2001         % Change       Price      Volume/Mix       Currency
-------------------------------------------------------------------------------------------------------------------------
North America                          $ 139.9      $ 156.0          -10%           0%          -10%              0%
Latin America                             51.5         57.2          -10%          10%          -10%            -10%
Asia/Pacific                              50.1         36.6           37%          -3%           38%              2%
Europe/Middle East/Africa                 89.7         85.2            5%          -2%            3%              4%
                                    ---------------------------
Total                                  $ 331.2      $ 335.0           -1%           0%           -1%              0%
-------------------------------------------------------------------------------------------------------------------------



     The decreases in selling volumes were due to 8% lower water treatment sales in the North American market, primarily the municipal water market, that the Company was de-emphasizing in favor of industrial markets. The paper and oilfield markets reflect lower levels of economic activity. Selling volumes for mining chemicals in the North and Latin American regions were lower 11% each due to lower economic activity. In the Asia/Pacific region selling volumes for mining chemicals were up 23% due to increased demand in the copper and cobalt nickel markets, and in particular an initial fill at one of the world's largest cobalt nickel mines. In Europe Phosphine sales were $4.5 lower in Europe as a result of a certain customer experiencing reduced demand in their end market that resulted in lower purchases of the Company's products offset by growth of $6.5 in the Water Treatment product line due to new business.

     Earnings from operations were $26.2, or 7.9% of net sales, in 2002, compared to $25.2, or 7.5% of net sales, in 2001. The improvement in earnings from operations was primarily the result of $4.8 lower overall raw material and energy costs, savings from restructuring of $1.8, and lower amortization expense of $1.1 from adopting SFAS No. 142, partially offset by the impact of lower sales.



Performance Products
                                                                                                 % Change Due to
                                                                       Total        ----------------------------------------
                                            2002         2001        % Change       Price      Volume/Mix       Currency
----------------------------------------------------------------------------------------------------------------------------
North America                             $ 242.9      $ 238.0            2%          -1%            3%             0%
Latin America                                26.2         27.2           -4%           3%            2%            -9%
Asia/Pacific                                 72.3         65.7           10%          -6%           15%             1%
Europe/Middle East/Africa                   110.9        103.8            7%          -2%            4%             5%
                                      ---------------------------
Total                                     $ 452.3      $ 434.7            4%          -2%            5%             1%
----------------------------------------------------------------------------------------------------------------------------



     Sales volumes increased in all product lines, particularly in the Asia/Pacific region where sales benefited from improved market conditions. In the United States, demand in the automotive and general industrial markets improved as compared to 2001. The lower selling prices were primarily in the polymer additives product line, down 7% globally.

     Earnings from operations were $39.6, or 8.8% of net sales, in 2002, compared to $16.4, or 3.8% of net sales, in 2001. The improvement in earnings from operations is the result of the leverage achieved from higher selling volumes, lower raw material and energy costs of $10.0 savings from restructuring of $2.1, and lower operating costs. Also benefiting earnings was lower amortization expense of $1.2 from adopting SFAS No. 142.


Specialty Materials
                                                                                                 % Change Due to
                                                                        Total        ----------------------------------------
                                             2002         2001         % Change       Price      Volume/Mix       Currency
-----------------------------------------------------------------------------------------------------------------------------
North America                              $ 290.7      $ 320.4           -9%           0%           -9%             0%
Latin America(1)                               1.3          1.9            -            -             -              -
Asia/Pacific                                  14.7         16.8          -13%          -2%          -11%             0%
Europe/Middle East/Africa                     88.8        111.1          -20%          -1%          -20%             1%
                                       ---------------------------
Total                                      $ 395.5      $ 450.2          -12%           0%          -12%             0%
-----------------------------------------------------------------------------------------------------------------------------



(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

     The overall decrease in selling volume, which includes a 2.7% increase from acquisitions, reflects the significant decrease in demand for commercial aircraft. This affected sales in all regions and was partially offset by higher growth in the military sector, mainly North America and the high performance auto sector in Europe.

     Earnings from operations were $65.7, or 16.6% of net sales, in 2002, compared to $97.2, or 21.6% of net sales, in 2001. The decline in earnings from operations reflects the decrease in selling volumes, which were partially offset by efforts to keep costs aligned with demand, savings from restructuring of $2.2, and lower amortization expense of $7.4 from adopting SFAS No. 142.



Building Block Chemicals (Sales to external customers)

                                                                                               % Change Due to
                                                                       Total        ----------------------------------------
                                            2002         2001         % Change       Price      Volume/Mix       Currency
----------------------------------------------------------------------------------------------------------------------------
North America                             $  68.9      $  82.6          -16%          -5%          -11%             0%
Latin America(1)                              3.9          4.7            -            -             -              -
Asia/Pacific                                 60.2         51.6           17%          -1%           18%             0%
Europe/Middle East/Africa                    34.2         28.3           21%           6%           10%             5%
                                       ---------------------------
Total                                     $ 167.2      $ 167.2            0%          -3%            2%             1%
----------------------------------------------------------------------------------------------------------------------------



     (1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

     The overall decrease in selling prices was primarily due to lower acrylonitrile and acrylamide selling prices during the first half of 2002. Demand for acrylonitrile improved with the recovery of certain of the Asia/Pacific economies and acrylamide sales were higher in Europe. Most of the sales volume decline in the North America region was due to the idling of the ammonia plant in April 2001. Ammonia sales were $11.2 in 2001.

     Earnings from operations were $5.6 in 2002, compared to losses from operations of $18.7 in 2001. The improvement was due to higher acrylonitrile margins driven by increased demand in the export markets for acrylonitrile, by competitors' supply disruptions, and by lower energy costs of $3.1, principally natural gas in the United States and restructuring savings of $6.5.

LIQUIDITY AND FINANCIAL CONDITION

     At December 31, 2003, the Company's cash balance was $251.1, compared to $210.0 at year end 2002.

     Net cash flows provided by operating activities were $132.4 in all of 2003, compared to $211.6 in 2002.

     Accounts receivable decreased $13.6 and days outstanding declined by approximately two days as more effort was put into collections in 2003. Other receivables increased $7.9 primarily from receivables for anticipated insurance and litigation recoveries. Inventories increased $12.2 and days increased by approximately four days. Much of this increase is due to production campaigning at certain of our production sites and higher levels of inventory in Asia and Latin America. Accounts payable is down $13.4 due primarily to timing of payments, compared to the end of the year in 2002. Accrued expenses decreased due primarily to higher accruals for incentive compensation cash payments for 2002 performance than the accrual for 2003 performance, thereby reducing the accrual balance by approximately $2.5, and restructuring payments of $1.9. Other liabilities decreased $44.0 due to environmental remediation spending of $9.3 and retiree medical payments, net of the accrual, of $16.4 and pension contributions, net of the accrual, of $14.6.

     Net cash flows used for investing activities were $195.3 in 2003 compared to $56.4 in 2002.

     In the third quarter of 2003, the Company used $101.6 to complete two previously announced acquisitions. In July, the Company acquired Avecia's MEP and I&S product lines and in September, the Company completed the dissolution of its joint venture with Mitsui Chemicals Inc. The Company now owns 100% of the former venture's existing coating resins product line and certain technology rights associated with the water treating product line in most of Asia, while Mitsui retains the former venture's existing water treating product line.

     Capital spending for 2003 was $93.8 compared to $62.2 for 2002. The ongoing renovation of the Specialty Chemicals research facility and the expansion of the advanced composites manufacturing facility in Germany were the main factors in the increase in capital spending. These projects will continue into 2004. For the full year 2004, the Company expects capital spending to be approximately $90.0- $95.0.

     The Company believes that, based on its expected operating results for 2004, it will be able to fund operating cash requirements and planned capital expenditures and dividends through the end of 2004 from its internal cash generation.

     Net cash flows provided by financing activities totaled $85.4 for 2003 compared to a net use of $36.7 for 2002. In March 2003, the Company repaid $100.0 of its 6.50% debt then due. In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013. Proceeds to the Company from the sale of the notes were $198.9. Proceeds from stock option exercises totaled $14.5 in 2003 compared to $3.1 for the same period of 2002. The total number of treasury shares reissued because of option exercises was 1,079,800 for 2003 compared to 293,650 shares reissued for the same period in 2002.

     In 2003 the Company announced an authorization to repurchase up to an additional $100.0 of its outstanding common stock. The repurchases are being made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. During 2003, the Company repurchased 838,200 shares of stock at a cost of $27.7 that completed its previous stock repurchase authorization and included the purchase of approximately 512,000 shares at a cost of $18.1 under its new authorization.

     In January, 2004, the Board of Directors approved the initiation of a common stock quarterly cash dividend program and declared a $0.10 per share cash dividend, payable on February 25, 2004 to shareholders of record as of February 10, 2004. The Company is restricted from paying dividends in excess of certain amounts determined in accordance with the terms of its Series C Cumulative Preferred Stock ("Series C Stock"). See Note 15 of the Notes to Consolidated Financial Statements.

     In April 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option that was renewed in April 2003. Revolving loans under the agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitation, for purposes of making acquisitions. The credit agreements contain covenants customary for such facilities. The Company was in compliance with all terms, covenants and conditions of its credit facilities. The Company also has available U. S. dollar equivalents of approximately $6.6 under non-U. S. dollar denominated overdraft facilities. There are no outstanding borrowings under these facilities at December 31, 2003 or 2002.

     In 2003, the Company entered into short-term loan agreements relating to the acquisition of MCY's coatings resins product line (See Note 2 of the Notes to Consolidated Financial Statements), aggregating approximately 2 billion yen. The U. S. dollar equivalent debt balance outstanding under these agreements at December 31, 2003 is $9.3 and is included in short-term borrowings. In January 2004, the company cancelled one of these agreements and reduced the total amount outstanding by 1 billion yen.

     At December 31, 2003 and 2002, long-term debt, including the current portion, consisted of the following:



                                                                         2003                          2002
----------------------------------------------------------------------------------------     ------------------------
                                                                              Carrying                       Carrying
                                                                     Face       Value           Face          Value
                                                            ----------------------------     ------------------------
6.50% Notes Due March 15, 2003                                           -            -         $100.0        $ 99.9
6.75% Notes Due March 15, 2008                                      $100.0       $ 97.7          100.0          97.1
6.846% Mandatory Par Put Remarketed Securities                       120.0        118.9          120.0         118.9
4.60% Notes Due July 1, 2013                                         200.0        199.6            -               -
                                                            ----------------------------     ------------------------
                                                                     420.0        416.2          320.0         315.9
Less: Current maturities                                                 -            -          100.0          99.9
                                                            ----------------------------     ------------------------
Long-term debt                                                      $420.0       $416.2         $220.0        $216.0
---------------------------------------------------------------------------------------------------------------------



     See Note 9 of the Notes to Consolidated Financial Statements for additional detail.

     The Company has not guaranteed any indebtedness of its unconsolidated associated company.

     The Company must maintain certain financial covenants contained in its Series C Stock, as modified. Under such covenants, the Company would have the ability to incur up to an additional $699.1 in debt at December 31, 2003 and make additional restricted payments (which include common stock dividends and repurchases of common stock) of $92.5. (For further information about the Series C Stock and financial covenants contained therein, see Note 15 of the Notes to Consolidated Financial Statements).

      The impact of inflation on the Company is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited.

Contractual Obligations and Commercial Commitments

     The following tables set forth our contractual obligations as of December 31, 2003:



                                                            Payments Due by Period
                                   -------------------------------------------------------------------------
                                                     Less Than                                    More than
Contractual Obligations                  Total         1 Year      1-3 Years       3-5 Years        5 Years
------------------------------------------------------------------------------------------------------------
Short-term borrowings                 $    9.3       $    9.3
Long-term debt                           420.0              -        $ 120.0         $ 100.0        $ 200.0
Operating leases                          41.6            9.8           10.1             5.2           16.5
Purchase obligations                      13.4            6.0            5.3             2.1              -
Unfunded employee benefits                14.2            1.5            2.6             2.8            7.3
                                   -------------------------------------------------------------------------
Total                                 $  498.5       $   26.6        $ 138.0         $ 110.1        $ 223.8
------------------------------------------------------------------------------------------------------------



     The Company had net contractual commitments under currency forward contracts in U. S. dollar equivalent amounts of $33.4 that all settle in less than one year. At December 31, 2003, the Company also had $13.8 of natural gas forward contracts that settle in less than one year. (See Note 4 of the Notes to Consolidated Financial Statements).

     The Company had $24.6 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2003 that are issued on the Company's behalf in the ordinary course of business to support certain performance obligations and commitments of the Company. The instruments are typically renewed on an annual basis.

     The Company does not have any unconsolidated limited purpose entities or any undisclosed material transactions or commitments involving related persons or entities.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion provides forward-looking quantitative and qualitative information about the Company's potential exposures to market risk arising from changes in currency rates, commodity prices, interest rates and equity price changes. Actual results could differ materially from those projected in this forward-looking analysis.

     Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

     In the ordinary course of business, the Company is exposed to various market risks, including fluctuations in currency rates, commodity prices and interest rates. To manage the exposure related to these risks, the Company may engage in various derivative transactions in accordance with Company-established policies. The Company does not hold or issue financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions with either major financial institutions or highly-rated counterparties and makes reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit related and performance related risks.

Currency Risk: The risk of adverse currency rate fluctuations is mitigated by the fact that there is no concentration of currency exposure outside the U. S. In addition, the Company periodically enters into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At December 31, 2003, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, the Company's practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

     At December 31, 2003, the currency and net contractual amounts of the Company's forward contracts translated into U. S. dollar equivalent amounts were as follows:
                                                    Buy
                                   -----------------------------------------
                                                  Norwegian      Canadian
              Sell                      Euro        Krone          Dollar
              --------------------------------------------------------------

              U. S. dollar             $10.1        $ 2.2          $4.5
              Pound sterling             4.0          1.0             -
              Euro                         -         10.7             -
              Other                      0.8          0.1             -
              --------------------------------------------------------------

     The fair value of currency contracts, based on forward exchange rates at December 31, 2003, exceeded contract values by approximately $0.6. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $3.4. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

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

     At December 31, 2003, the Company had outstanding natural gas forward contracts with a notional value of $13.8 and delivery dates of January through October 2004 and outstanding natural gas swaps with a fair value gain of $0.3, which will be reclassified into manufacturing cost of sales in the period the hedged natural gas purchases affect earnings. At December 31, 2003, based on year-end NYMEX prices, the Company had net unrealized gains on its natural gas forward contracts of $0.8. Assuming that year-end prices were to decrease by a hypothetical 10%, the above gain would be reduced by approximately $1.2.

Interest Rate Risk: In March 2003 the Company repaid $100.0 of its outstanding borrowings. In June 2003, the Company sold $200.0 principal amount of 4.6% Notes due July 1, 2013. At December 31, 2003, the outstanding borrowings of the Company consisted of fixed rate long-term debt, which had a carrying value of $416.2, a face value of $420.0 and a fair value, based on dealer quoted values, of approximately $426.6. At December 31, 2003, the Company was a party to two interest rate swap agreements to effectively convert the interest cost on a total of $50.0 of the Company's 4.60% notes to a floating rate basis for the life of the notes. The fair value as of December 31, 2003 of the Company's interest rate swaps was $0.5.

     Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would increase approximately $0.5 per annum and the fair market value of the fixed rate long-term debt would decrease by approximately $19.3.

OTHER

2004 OUTLOOK

     In its January 22, 2004 earnings press release, which was also filed as an exhibit to a current report on Form 8K, the Company set forth its assumptions and management's best current estimate of first quarter and full year 2004 earnings at that time based on various assumptions set forth in its press release. The Company forecasted diluted earnings per share range in the range of $2.55-$2.65 for the year, a 12% -17% increase over 2003's diluted earnings per share of $2.27, before the cumulative effect of the accounting change, and first quarter diluted earnings per share in the range of $0.57-$0.62.

     The Company's guidance for 2004 outlook will be updated when it reports first quarter 2004 earnings in April 2004. There can be no assurance sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements".

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

Environmental and Other Contingent Liabilities

     Accruals for environmental remediation and operating and maintenance costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability ahs been incurred and the amount of the liability can be reasonably estimated. Accruals are recorded at management's best estimate of the ultimate expected liabilities, without any discount to reflect the time value of money. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available.

     The amount accrued for environment remediation reflects the Company's assumptions about remediation requirements at the contaminated site, the nature and cost of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

     Included in other contingent liabilities are workers' compensation, product liability and toxic tort claims. The amount accrued for other contingent liabilities reflects the Company's assumptions about the incidence, severity, indemnity costs and dismissal rates for existing and future claims.

     Accruals for environmental remediation and other contingent liabilities can change substantially if the Company's assumptions are not realized or due to actions by governmental agencies or private parties. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental and other contingent liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty. Accruals for environmental and other contingent liabilities are recorded as other non current liabilities with any amounts expected to be paid out in the next twelve months classified as accrued expenses.

     Probable insurance recoveries for past and probable future costs are recorded at management's best estimate of the ultimate expected receipts without discounting to reflect the time value of money and are recorded as other assets. A number of factors impact the estimates of insurance reimbursements. These factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies, how legal and defense costs will be covered by the insurance polices, the interpretation of the effect on coverage of various policy terms and limits and the interrelationships, and the Company's historical recovery rates over the past ten years.

     Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs are accrued when the related costs are incurred and are recorded as other assets.

     For additional information see Note 10 of the Notes to Consolidated Financial Statements and Schedule II, "Valuation and Qualifying Accounts."

Retirement Plans

     The Company sponsors defined benefit pension and postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The Company's most significant pension plans are in the U. S., and constituted over 78% of the Company's consolidated pension assets and 80% of projected benefit obligations as of December 31, 2003. The calculation of the Company's pension expense and pension liability associated with its defined benefit pension plans requires the use of a number of assumptions that the Company deems to be "critical accounting estimates." Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. The Company believes that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

     At the end of each year, the Company determines the discount rate to be used for pension liabilities. In estimating this rate, the Company looks to rates of return on high quality, long term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. The Company discounted its future pension liabilities using rates of 6.25% and 6.75% at December 31, 2003 and 2002, respectively. The discount rate used to determine the value of liabilities has a significant effect on expense. For example, a change of a quarter percentage point in either direction in the discount rate would change pension expense by approximately $1.4 and postretirement benefit expense by a negligible amount.

     The decrease in the discount rate assumption is expected to increase the Company's net periodic pension expense for the U. S. pension plans by approximately $3.2 million in 2004 compared to 2003. The Company's net periodic benefit expense for the U. S. postretirement welfare plans is expected to increase by approximately $0.4 million in 2004 compared to 2003.

     The expected rate of return on plan assets reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. The U. S. pension plan's investment mix at December 31, 2003 approximated 59% equities and 41% fixed income securities compared to 46% equities and 54% fixed income securities at December 31, 2002. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized in accordance with Statement No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87").

     The expected rate of return on assets in the U. S. pension plans is 8.5% for 2004, the same expected return as 2003. A change of a quarter percentage point in either direction in the expected rate of return on plan assets would change pension expense by approximately $0.9 and net postretirement expense by approximately $0.2 for 2004.

     U. S. pension plan and postretirement plan contributions in fiscal 2004 are expected to be $17.0 and $18.6, respectively. The estimate of contributions is based on significant assumptions, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns. Actual contributions could differ from this estimate.

      For additional information see Note 12 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002. Under SFAS 142, identifiable intangible assets are amortized over their useful life unless the useful life is determined to be indefinite. Goodwill and indefinite-lived assets are no longer amortized, but instead are reviewed for impairment and written down only in the periods in which it is determined that the recorded value is greater than the fair value. The Company does not have intangibles with indefinite useful lives other than goodwill.

     The Company has defined its segments as its SFAS 142 reporting units. The Company tests goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. The Company utilizes a market multiple approach to determine fair value estimates. Due to the cyclical nature of the Company's reporting unit's, values are determined utilizing a three year average. The three year period is comprised of the prior year, current year and one year projected amounts. If the market multiple approach yields a result, which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting unit's fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

     Intangible assets with determinable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

     These evaluations involve amounts that are based on management's best estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. The Company is not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The assessment of the recoverability of deferred tax assets, as well as the ability to utilize net operating loss carryforwards and tax credits, involves significant judgment in estimating future taxable income in each of the jurisdictions to which these tax benefits relate. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     The Company intends to reinvest the unremitted earnings of international subsidiaries. Accordingly, no provision has been made for U. S. or additional non-U. S. taxes with respect to these earnings. In the event of repatriation to the U. S., such earnings would be subject to U. S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(Dollars in millions, except per share amounts)



                                                                                                     December 31,
                                                                                            -----------------------------
                                                                                                2003                2002
-------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                 $   251.1         $   210.0
  Trade accounts receivable, less allowance for doubtful accounts of
     $7.6 and $8.8 in 2003 and 2002, respectively                                               217.1             199.7
  Other accounts receivable                                                                      50.2              39.3
  Inventories                                                                                   176.0             131.3
  Deferred income taxes                                                                           8.2              17.3
  Other current assets                                                                            8.8               7.2
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                            711.4             604.8
-------------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                               82.1              90.4
Plants, equipment and facilities, at cost                                                     1,538.3           1,383.4
     Less: accumulated depreciation                                                            (875.4)           (805.5)
-------------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                                     662.9             577.9
-------------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
     $16.6 and $11.7 in 2003 and 2002, respectively                                              69.9              39.5
Goodwill                                                                                        339.7             334.0
Deferred income taxes                                                                            85.7              86.5
Other assets                                                                                     74.2              33.3
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $ 2,025.9         $ 1,766.4
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
  Short-term borrowings                                                                     $     9.3                 -
  Current maturity of long-term debt                                                                -         $    99.9
  Accounts payable                                                                               93.5              99.5
  Accrued expenses                                                                              170.5             175.8
  Income taxes payable                                                                           63.2              70.5
-------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                  336.5             445.7
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  416.2             216.0
Pension and other postretirement benefit liabilities                                            345.0             359.3
Other noncurrent liabilities                                                                    172.8             122.5

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized; issued and outstanding 4,000
   shares, Series C Cumulative, $.01 par value at liquidation value of $25 per share              0.1               0.1
  Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 shares                                                                       0.5               0.5
  Additional paid-in capital                                                                    122.2             131.1
  Retained earnings                                                                             982.9             905.5
  Unearned compensation                                                                          (5.3)             (6.8)
  Minimum pension liability                                                                     (96.8)            (98.0)
  Unrealized gains on derivative instruments                                                      0.3                 -
  Accumulated translation adjustments                                                            38.0             (18.8)
  Treasury stock, at cost, 9,139,897 shares in 2003 and 9,332,671 shares in 2002               (286.5)           (290.7)
-------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                    755.4             622.9
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $ 2,025.9         $ 1,766.4
-------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in millions, except per share amounts)


                                                                                              Years ended December 31,
                                                                              -------------------------------------------------
                                                                                        2003             2002            2001
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $1,471.8         $1,346.2        $1,387.1
Manufacturing cost of sales                                                           1,114.9          1,020.4         1,069.0
Selling and technical services                                                          126.9            122.6           114.3
Research and process development                                                         35.2             33.7            32.4
Administrative and general                                                               49.7             47.0            44.8
Amortization of acquisition intangibles                                                   4.0              3.1            12.8
-------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                141.1            119.4           113.8
Other income (expense), net                                                              (5.7)             1.2             6.8
Equity in earnings of associated companies                                                7.2              6.1             0.1
Interest expense, net                                                                    16.2             16.5            19.6
-------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes, cumulative effect of accounting change and
  extraordinary item                                                                    126.4            110.2           101.1
Income tax provision                                                                     35.4             30.9            34.9
-------------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change and
   extraordinary item                                                                    91.0             79.3            66.2
Cumulative effect of accounting change, net of taxes of $7.3                            (13.6)               -               -
Extraordinary gain, net of taxes of $2.6                                                    -                -             4.9
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $   77.4         $   79.3        $   71.1
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per common share:
Before accounting change and extraordinary item                                      $   2.34         $   2.01        $   1.65
Accounting change                                                                       (0.35)               -               -
Extraordinary item                                                                           -               -            0.12
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $   1.99         $   2.01        $   1.77
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share:
Before accounting change and extraordinary item                                      $   2.27         $   1.96        $   1.59
Accounting change                                                                       (0.34)               -               -
Extraordinary item                                                                           -               -            0.12
-------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $   1.93         $   1.96        $   1.71
-------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in millions)


                                                                                              Years ended December 31,
                                                                                -----------------------------------------------
                                                                                       2003            2002            2001
-------------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used for) operating activities
Net earnings                                                                         $   77.4        $   79.3       $   71.1
Noncash items included in net earnings:
  Dividends from associated companies greater (less) than earnings                       (1.8)           (5.5)           2.3
  Depreciation                                                                           85.9            81.5           78.4
  Amortization                                                                            7.7             2.2           11.9
  Deferred income taxes                                                                  29.4            27.9            9.6
  Loss on asset write-off                                                                 1.7             7.2              -
  Gain on sale of assets                                                                    -            (1.2)          (2.5)
  Extraordinary gain, net of tax                                                            -               -           (4.9)
  Cumulative effect of accounting change, net of taxes                                   13.6               -              -
  Other                                                                                     -             0.5           (4.6)
Changes in operating assets and liabilities (excluding effect of acquisitions):
  Trade accounts receivable                                                              13.6           (12.5)          30.6
  Other receivables                                                                      (7.9)           (4.1)          22.9
  Inventories                                                                           (12.2)           21.9           24.7
  Accounts payable                                                                      (13.4)           20.7          (28.3)
  Accrued expenses                                                                       (8.6)           19.3          (17.7)
  Income taxes payable                                                                   (5.7)            9.4          (12.7)
  Other assets                                                                           (3.3)           (4.6)         (15.4)
  Other liabilities                                                                     (44.0)          (30.4)         (23.1)
-------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                         132.4           211.6          142.3
-------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) investing activities
  Additions to plants, equipment and facilities                                         (93.8)          (62.2)         (63.9)
  Proceeds received on sale of assets                                                     0.1             6.3            2.9
  Acquisition of product lines, net of cash received                                   (101.6)              -           (9.0)
  Investment in unconsolidated affiliates                                                    -           (0.5)          (1.0)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (195.3)          (56.4)         (71.0)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used for) financing activities
  Proceeds from the exercise of stock options and warrants                               14.5             3.1            9.5
  Purchase of treasury stock                                                            (27.7)          (32.7)         (52.3)
  Change in short term borrowings                                                        (0.3)              -              -
  Payments of long-term debt                                                           (100.0)              -              -
  Proceeds from long-term debt                                                          198.9               -              -
  Proceeds received on sale of put options                                                  -             0.3            0.6
  Repayment of seller-financed debt                                                         -            (7.4)             -
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                     85.4           (36.7)         (42.2)
-------------------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                             18.6             7.9           (2.3)
-------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                    41.1           126.4           26.8
Cash and cash equivalents, beginning of year                                            210.0            83.6           56.8
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $  251.1        $  210.0       $   83.6
-------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Financial Statements



Consolidated Statements of Stockholders' Equity
Years ended December 31, 2003, 2002 and 2001
(Dollars in millions)
                                                                             Additional
                                               Additional         Unearned    Minimum                Accumulated
                            Preferred Common   Paid-in  Retained   Compen-    Pension    Derivative  Translation   Treasury
                             Stock     Stock   Capital  Earnings   sation    Liability   Instruments  Adjustment    Stock      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2000        $    0.1  $   0.5  $ 154.7  $  755.1    $  (3.9)   $   (1.9)   $    0.0  $    (32.7) $ (255.7) $  616.2
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                      --       --       --      71.1         --          --          --          --        --      71.1
Other comprehensive
income:
 Minimum pension
  liability
  adjustment, net of
  taxes of $1.8                   --       --       --        --         --        (3.5)         --          --        --      (3.5)
  Translation adjustments         --       --       --        --         --          --                   (13.8)       --     (13.8)
                                                                                                                            --------
Comprehensive income                                                                                                        $  53.8
Award of, and changes in,
 performance & restricted
 stock                            --       --     (2.0)       --        0.6          --          --          --       1.4         --
Amortization of
 performance
 & restricted stock               --       --       --        --       (0.7)         --          --          --        --      (0.7)
Compensation costs on
 variable stock option
 award                            --       --     (0.1)       --         --          --          --          --        --      (0.1)
Purchase of treasury stock        --       --       --        --         --          --          --          --     (52.3)    (52.3)
Exercise of stock options         --       --    (26.4)       --         --          --          --          --      35.9       9.5
Premiums received on sales
 of put options                   --       --      0.6        --         --          --          --          --        --       0.6
Tax benefit on stock
 options                          --       --      9.9        --         --          --          --          --        --       9.9
------------------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2001        $    0.1  $   0.5  $ 136.7  $  826.2    $  (4.0)   $   (5.4)   $    0.0  $    (46.5) $ (270.7) $  636.9
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                      --       --       --      79.3         --          --          --          --        --  $   79.3
Other comprehensive
income:
 Minimum pension
  liability
  adjustment, net of
  taxes of $46.7                 --       --       --        --         --       (92.6)         --          --        --      (92.6)
 Translation adjustments         --       --       --        --         --          --          --        27.7        --       27.7
                                                                                                                            --------
Comprehensive income                                                                                                        $  14.4
Award of, and changes in,
 performance &
 restricted stock                --       --     (1.5)       --       (1.5)         --          --          --       3.4        0.4
Amortization of
 performance
 & restricted stock              --       --       --        --       (1.3)         --          --          --        --       (1.3)
Purchase of treasury stock       --       --       --        --         --          --          --          --     (32.7)     (32.7)
Exercise of stock options        --       --     (6.2)       --         --          --          --          --       9.3        3.1
Premiums received on sales
 of put options                  --       --      0.3        --         --          --          --          --        --        0.3
Tax benefit on stock
 options                         --       --      1.8        --         --          --          --          --        --        1.8
------------------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2002        $    0.1  $   0.5  $ 131.1  $  905.5    $  (6.8)   $ (98.0)    $   0.0  $    (18.8) $ (290.7) $   622.9
------------------------------------------------------------------------------------------------------------------------------------
Net earnings                      --       --       --      77.4         --          --          --          --        --  $   77.4
Other comprehensive
income:
 Minimum pension
  liability
  adjustment, net of             --       --       --        --         --         1.2          --          --        --        1.2
  taxes of $2.4
 Unrealized gain on
  derivative instruments         --       --       --        --         --          --         0.3          --        --        0.3
 Translation adjustments         --       --       --        --         --          --          --        56.8        --       56.8
                                                                                                                            --------
Comprehensive income                                                                                                        $ 135.7
Award of, and changes in,
 performance &
 restricted stock                 --       --      2.3        --       (0.4)         --          --          --      (1.7)      0.2
Amortization of
performance                       --       --       --        --        1.9          --          --          --        --       1.9
   & restricted stock
Purchase of treasury stock        --       --       --        --         --          --          --          --     (27.7)    (27.7)
Exercise of stock options         --       --    (19.1)       --         --          --          --          --      33.6      14.5
Tax benefit on stock              --       --      7.9        --         --          --          --          --        --       7.9
options
------------------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2003        $    0.1  $   0.5  $ 122.2  $  982.9    $  (5.3)   $  (96.8)   $    0.3  $     38.0  $ (286.5) $  755.4
------------------------------------------------------------------------------------------------------------------------------------



See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts, unless otherwise indicated).

1.  SUMMARY OF ACCOUNTING POLICIES

Nature of Business and Consolidation Policy: The Company is a global specialty chemicals and specialty materials company that focuses on value-added products. The Company serves major markets for aerospace, water treatment and mining, automotive and industrial coatings, plastics and chemical intermediates. The Company has manufacturing facilities in ten countries and sells its products worldwide. The consolidated financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that the Company does not control, but over whose operating and financial policies the Company has the ability to exercise significant influence. Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year's presentation.

Currency Translation: Operations in non-U. S. subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for non-U. S. subsidiaries are translated from local currencies into U. S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in other income (expense), net in the Consolidated Statements of Income.

Depreciation: Depreciation in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. The average composite depreciation rates, expressed as a percentage of the average depreciable property in service, were 6.1% in 2003 and 6.4% in both 2002 and 2001. Depreciation for assets outside the United States and Canada is provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. The Company capitalizes interest costs incurred during the period of construction of plants and equipment.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Goodwill and Other Acquisition Intangibles: The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") effective January 1, 2002. Under SFAS 142, identifiable intangible assets are amortized over their useful life unless the useful life is determined to be indefinite. Goodwill and indefinite-lived assets are no longer amortized, but instead are reviewed for impairment and written down only in the periods in which it is determined that the recorded value is greater than the fair value.

     The Company has defined its product line segments as its SFAS 142 reporting units. The Company tests goodwill for impairment on an annual basis in its fourth fiscal quarter. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting units' fair value is compared to its carrying value. The Company utilizes a market multiple approach to determine fair value estimates. Due to the cyclical nature of the Company's reporting units, market multiple values are determined utilizing a three-year average. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the market multiple approach yields a result, which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting units' fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

     The Company uses derivative instruments in accordance with Company-established policies to manage exposure to fluctuations in currency rates, certain commodity (e.g., natural gas) prices, interest rates and equity prices. Derivative instruments currently utilized by the Company include currency forward contracts, natural gas forward contracts and swaps, and interest rate swaps. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Moreover, the Company enters into financial instrument transactions with either major financial institutions or highly-rated counterparties and makes reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit related and performance related risks.

      The Company periodically enters into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. The principal transactions hedged involve accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, the Company's practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.
..
     Currency forward contracts are reported as either assets or liabilities on the consolidated balance sheets with changes in their fair value recorded in other income (expense), net, together with the offsetting gain or loss on the hedged asset or liability. To the extent that the Company's strategy for managing currency risk changes, including the use of derivative instruments other than forward contracts or hedging other than recognized assets or liabilities, the accounting methods used to record those transactions may differ from the policies described above.

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

     The Company also uses natural gas swaps, which are financially settled, to hedge utility requirements at certain of its other facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the Consolidated Balance Sheets at fair value, with offsetting amounts included in Unrealized gains on derivative instruments on an after-tax basis. Gains and losses are reclassified into earnings, as a component of Manufacturing Cost of Sales in the period the hedged natural gas purchases affect earnings.

Inventories: Inventories are carried at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") method for substantially all inventories in the United States with all other inventories determined on the first-in, first-out or average cost method.

Environmental and Other Contingent Liabilities: Accruals for environmental remediation, maintenance and operating costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The amount accrued for environmental remediation reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties.

     The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

     Accruals for environmental liabilities are recorded as other non-current liabilities with any amounts expected to be paid out in the next twelve months classified as current liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectability of such amounts is probable, the undiscounted amounts are recorded as receivables in the consolidated financial statements. Other contingent liabilities are recorded at undiscounted amounts as other non-current liabilities with any amounts expected to be paid out in the next twelve months classified as current liabilities.

     Environmental compliance costs are capitalized and depreciated if they extend the life of the related equipment, increase its capacity, and/or mitigate or prevent future contamination.

     It is the Company's practice to conduct an analysis of its self insured and insured contingent liabilities annually and whenever circumstances change significantly. Included in these liabilities are workers' compensation, product liability and toxic tort claims. Future indemnity costs are recorded at management's best estimate of the ultimate expected liabilities, without any discount to reflect the time value of money. The gross indemnity costs are recorded as other non-current liabilities with any amounts expected to be paid out in the next twelve months classified as current liabilities. Probable insurance recoveries for past and future indemnity costs are recorded at management's best estimate of the ultimate expected receipts without discounting to reflect the time value of money. Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs relate only to actual costs incurred.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. If repatriation of the undistributed earnings of the Company's international subsidiaries and associated companies is anticipated then income taxes are provided for such earnings.

Postretirement Benefits: Costs are recognized as employees render the services necessary to earn the related benefits.

Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collection is reasonably assured and title and risk of loss has passed to its customers.

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

     In calculating basic and diluted earnings per share, there are no adjustments to income (the numerator). The following shows the reconciliation of the weighted average shares (the denominator) used in the calculation of diluted earnings per share:


December 31                                                               2003                  2002                2001
----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:                                   38,957,611            39,469,995          40,203,975
Effect of dilutive shares:
    Options                                                             1,082,652               884,337           1,240,592
    Performance/Restricted Stock                                          118,413               150,287             139,921
    Warrants                                                                    -                   625               5,593
    Put Options                                                                 -                 7,055                 657
----------------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding                                    40,158,676            40,512,299          41,590,738
----------------------------------------------------------------------------------------------------------------------------



     Stock options to purchase 1,328,100, 3,058,837 and 2,418,087 shares of common stock at a weighted-average price of $43.25, $35.82 and $38.83 were outstanding during 2003, 2002 and 2001, respectively, but excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share.

Stock-Based Compensation: At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for its stock based compensation under the recognition and measurement principles of Accountant Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net earnings for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods.

     The following table illustrates the pro forma effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation:



                                                    2003             2002             2001
--------------------------------------------------------------------------------------------
Net earnings, as reported                          $77.4            $ 79.3          $ 71.1
Add (Deduct): Stock-based
     employee compensation
     expense (income) included in
     reported net income, net of                     1.3              (0.8)           (0.4)
     related tax effects
Deduct: Total stock-based
    employee compensation
    expense determined under fair
    value based method for all
    awards, net of related tax effects               7.8               6.4             8.5
Pro forma net earnings                            $ 70.9            $ 72.1          $ 62.2
Net earnings per share:
    Basic, as reported                            $ 1.99            $ 2.01          $ 1.77
    Basic, pro forma                                1.82              1.83            1.55

    Diluted, as reported                          $ 1.93            $ 1.96          $ 1.71
    Diluted, pro forma                              1.77              1.79            1.50
--------------------------------------------------------------------------------------------




     The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       2003     2002     2001
--------------------------------------------------------------
Expected life (years)                   5.6      5.6     5.7
Expected volatility                    47.3%    47.4%   44.1%
Expected dividend yield                   -        -       -
Risk-free interest rate                 2.9%     3.3%    4.7%
Weighted average fair
  value of options granted
  during the year                     $12.69   $11.65  $16.07
-------------------------------------------------------------

Accounting Changes: On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of an asset. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

     On January 1, 2003, the Company recorded an increase in Other non-current liabilities of $22.8, an increase in the gross carrying value of plants, equipment and facilities of $5.3 and related accumulated depreciation of approximately $3.4, a long-term deferred tax asset of $7.3 and an after tax charge of $13.6 for the cumulative effect of prior years for depreciation of the additional costs and accretion expense on the asset retirement liability. The other non-current liability relates primarily to estimated costs for disposal of building materials and other closure obligations for existing structures upon renovation, closure or dismantlement of certain of the Company's facilities. At December 31, 2003, the asset retirement liability was $23.1. Accretion and depreciation expense for the year ended December 31, 2003 were $1.8. The pro forma amount of the asset retirement liability as of December 31, 2002 and 2001 were $22.8 and $21.2, respectively. The pro forma amounts of the asset retirement liability were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Pro forma net earnings and earnings per share for the years ended December 31, 2002 and 2001, assuming SFAS 143 had been applied as of January 1, 2001, are as follows:

                                    2002                                        2001
                       Net         Basic       Diluted            Net           Basic        Diluted
                    Earnings        EPS          EPS           Earnings          EPS           EPS
--------------------------------------------------------------------------------------------------------
As Reported           $79.3        $2.01         $1.96            $71.1          $1.77         $1.71

Pro forma amounts     $78.2        $1.98         $1.92            $70.1          $1.74         $1.68
--------------------------------------------------------------------------------------------------------

     In 2003 the Company adopted the SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value in the period in which the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS 146 is expected to result in delayed recognition for certain types of exit costs as compared to the provisions of EITF 94-3. The adoption of SFAS No. 146 did not affect amounts currently reported in the Company's consolidated financial statements. SFAS 146 will affect the types and timing of costs included in future restructuring programs, if any, but is not expected to have a material impact on the Company's financial position or results of operations.

     On December 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), that improves financial statement disclosures for defined benefit plans. The statement retains the disclosures required by the original SFAS 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.

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

     International operations are subject to various risks which may not be present in United States operations, including political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. The Company does not believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing international operations.

Use of Estimates: Financial statements prepared in conformity with accounting principles generally accepted in the United States require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses and pro forma compensation expense during the period reported. Actual results could differ from those estimates. Estimates are used for, but not limited to: allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental and other contingent liabilities, pension and other postretirement benefits, income tax valuation allowances and assumptions utilized within the Black-Scholes options pricing model and the model itself. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

2. ACQUISITIONS AND DISPOSITIONS

     2003 Transactions: In July 2003, the Company acquired substantially all of the assets and liabilities of the metal extractant products ("MEP") and intermediates and stabilizers ("I&S") product lines of Avecia Investments Limited ("Avecia") for approximately $96.1 in cash, net of cash acquired. The MEP product line, which had sales in 2002 of approximately $29.0 (unaudited) broadens the Company's product line for the mining industry with differentiated technology. This is reported as part of the Water and Industrial Process Chemicals segment. The I&S product line broadens the Company's customer base and adds new products and manufacturing technologies. Total sales in 2002 were approximately $36.0 (unaudited). The reporting of the I&S product line is split between the Water and Industrial Process Chemicals and Performance Products segments. The custom organo phosphorus product line of the I&S product line, which accounted for approximately 20% of the sales in this product line in 2002, is included in the Water and Industrial Process Chemical segment. The remainder of the I&S product line is included in the Performance Products segment.

     In conjunction with this acquisition, the Company acquired various working capital and plant, equipment and facilities and recorded amortizable acquisition intangibles of $24.4 million (technology-based intangibles of $9.1, marketing-related intangibles of $0.7, and customer-related intangibles of $14.6 with estimated lives ranging from 12 to 15 years and goodwill of $8.4). This goodwill is recorded as part of the Water and Industrial Products segment.

     In September 2003, the Company dissolved its Mitsui Cytec Ltd ("MCY") joint venture with Mitsui Chemicals Inc. ("Mitsui"). The joint ventures sales in 2002 were approximately $59.0. The transaction resulted in the recognition of customer-related amortizable acquisition intangibles of $7.0 and goodwill of $4.6. This goodwill is recorded as part of the Performance Products segment.

     The result of the transaction was such that the Company now owns 100% of MCY's coatings resins product line (2002 sales of $22.0) and the associated assets and liabilities of the product line that includes a manufacturing facility in Shimonoseki, Japan. This is now reported as part of the Performance Products segment. Mitsui now owns 100% of the water treatment product line and the associated assets and liabilities of the product line that includes a production facility in Mobarra, Japan.

     The dissolution of the joint venture occurred as follows. MCY sold the water treatment business to a separate subsidiary of Mitsui for its fair market value which approximated its net book value of approximately $8.8. No gain or loss resulted from this transaction. Mitsui's equity interest in MCY was then purchased for approximately $11.5 in a two-step process whereby MCY paid approximately $7.8 and the Company paid approximately $3.7 for the remainder. The Company assumed the debt of the joint venture of $9.7.

     Both acquisitions have been accounted for under the purchase method of accounting and are subject to finalizing certain asset and liability valuations which are expected to be completed in early 2004.

     In early October 2003, the Company sold, for a nominal amount, its one-third share in PolymerAdditives.com, LLC ("PA.com"). PA.com was a business-to-business internet joint venture originally formed by the Company, GE Specialty Chemicals, Inc. and Albemarle Corporation. The Company is now selling directly to those customers previously handled through the venture. During 2002, the Company reduced the carrying value of its net investment in this venture to zero and, accordingly, no gain or loss was realized on the October 2003 sale.

2001 Transactions: On August 31, 2001, the Company acquired certain assets of the carbon fiber product line of BP plc ("BP"). The BP carbon fiber product line had sales for the first half of 2001 of approximately $17.0 (unaudited) of which approximately 50% were sales to Cytec Engineered Materials ("CEM"), formerly known as Cytec Fiberite. CEM uses carbon fiber to reinforce engineered resin matrices and produce composites for a diverse range of commercial and military aerospace applications and other emerging applications. The acquisition enhances CEM's ability to maintain an uninterrupted supply of certain classes of carbon fiber. The acquisition, which includes manufacturing sites in Greenville and Rock Hill, SC, is reported as part of the Company's Specialty Materials segment.

     In accordance with SFAS No. 141, "Business Combination," after reducing to zero the amounts that would otherwise have been assigned to certain assets acquired, the remaining "negative goodwill" was recognized as an extraordinary gain of $4.9, net of taxes, which related to the fair value of the inventories acquired less liabilities assumed. Taxes recorded related to the extraordinary gain were $2.6.

     On March 30, 2001, the Company acquired the composite materials product line of Minnesota Mining and Manufacturing Company ("3M") for cash consideration of $8.2. The acquisition resulted in goodwill of $3.5, which the Company had been amortizing on a straight-line basis over a period of 25 years. The acquired product line has been integrated into the Company's Specialty Materials segment.

     Both acquisitions have been accounted for under the purchase method of accounting

     Consolidated results of operations would not have been materially different if any of the above mentioned acquisitions had occurred on January 1 of the respective year or preceding years. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.


3. RESTRUCTURING OF OPERATIONS

     In 2003 there were no restructuring initiatives.

     In 2002 the Company recorded an aggregate restructuring charge of $16.0, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel (related to redundancies in manufacturing of 24, selling effort of 25, administrative of 4, and research of 12) and a charge of $5.1 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry, resulting in a reduction of 47 manufacturing related personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, NJ, facility, resulting in the elimination of 23 manufacturing related positions and a charge of $1.6 for employee related and decommissioning costs; and the discontinuance of a minor unprofitable product line, resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.6; selling and technical services, $2.6; research and process development, $1.0 and administrative and general, $0.8. As of December, 2003, cash payments of $7.8 have been made, 122 positions have been eliminated, and the remaining liability was $1.0. This restructuring is expected to be completed in 2004.

     In addition, during 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of additional restructuring charges related to CYRO's shutdown of its Niagara Falls, Ontario, Canada facility in 2001.

     In 2001 the Company recorded a restructuring charge of $5.4 related to the indefinite idling of the Fortier ammonia plant and the Company's share of the related personnel reduction of 67 positions at the Fortier facility. Of the total of 67 positions, 65 were manufacturing related and the remainder were in the sales and marketing organization. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales of $4.6 and selling and technical services of $0.8. The components of the restructuring charge included: employee severance costs, $4.3; asset write-downs, $0.9; and other costs, $0.2. During 2002 the Company reduced this restructuring accrual as a result of incurring less costs than originally estimated as a result of less than expected personnel reductions. As a result, the Company recognized a restructuring credit of $0.9 in the Consolidated Statement of Income as follows: manufacturing cost of sales, $0.8 and selling and technical services, $0.1. This restructuring was completed during 2003.

      In addition, during 2001 the Company recorded charges of $2.3 in equity in earnings of associated companies for its 50% share of CYRO's restructuring charges including $3.7 related to the shutdown of CYRO's manufacturing facility in Niagara Falls, Ontario, Canada, and $0.8 related to CYRO's share of the infrastructure restructuring at the Company's Fortier facility.

     The following table shows the accrued restructuring costs, excluding those of associated companies:



                                    2001 Restructuring                                2002 Restructuring                   Combined
                          ----------------------------------------     ------------------------------------------------
                                                                                     Plant
                                                                                     Decom-      Asset
                            Severance    Inventory   Other    Total      Severance   mission    Writedowns      Total
------------------------------------------------------------------------------------------------------------------------------------

2001 charges                    $4.3         $0.9     $0.2   $5.4           -           -          -               -          $5.4
Cash payments                   (2.9)          -        -    (2.9)          -           -          -               -          (2.9)
                          ----------------------------------------------------------------------------------------------------------
Balance,
 December 31, 2001               1.4          0.9      0.2    2.5           -           -          -               -           2.5
                          ----------------------------------------------------------------------------------------------------------
2002 charges                      -            -        -       -        $ 7.5       $ 0.8      $ 7.7          $16.0          16.0
Reduction in
  estimated costs               (0.9)          -        -    (0.9)          -           -          -             -            (0.9)
Cash expenditures               (0.2)          -      (0.1)  (0.3)        (6.0)       (0.1)      (0.2)          (6.3)         (6.6)
Non-cash write off                -         (0.9)       -    (0.9)          -           -        (7.2)          (7.2)         (8.1)
                          ----------------------------------------------------------------------------------------------------------
Balance
 December 31, 2002               0.3           -       0.1    0.4          1.5         0.7        0.3            2.5           2.9
                          ----------------------------------------------------------------------------------------------------------
Cash payments                   (0.3)          -      (0.1)  (0.4)        (1.3)       (0.2)        -            (1.5)         (1.9)
                          ----------------------------------------------------------------------------------------------------------
Balance
 December 31, 2003                -            -        -       -        $ 0.2       $ 0.5      $ 0.3          $ 1.0         $ 1.0
------------------------------------------------------------------------------------------------------------------------------------



4. FINANCIAL INSTRUMENTS

     At December 31, 2003 and 2002, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts were as follows:



                                          2003                                         2002
                         ----------------------------------------    -----------------------------------------
                                           Buy                                         Buy

                                        Norwegian      Canadian       Pound                         Norwegian
                               Euro       Krone          Dollar       sterling        Euro           Krone
   -----------------------------------------------------------------------------------------------------------
   Sell
   --------------
   U. S. dollar               $10.1          $ 2.2          $4.5           $4.3        $13.6             $2.2
   Pound sterling               4.0            1.0             -              -          8.6              1.1
   Euro                           -           10.7             -              -            -              6.8
   Other                        0.8            0.1             -              -          0.6              0.2
   -----------------------------------------------------------------------------------------------------------



     The fair value of currency contracts, based on forward exchange rates at December 31, 2003 and 2002, exceeded contract values by approximately $0.6 and $0.5, respectively.

     At December 31, 2003, the Company had $13.8 of natural gas forward contracts with January through October 2004 delivery dates outstanding. At December 31, 2002, the Company had $8.8 of natural gas forward contracts with January through December 2003 delivery dates outstanding. Based on year-end NYMEX prices, the Company had net unrealized gains on its natural gas forward contracts at December 31, 2003 and 2002 of $0.8 and $1.9, respectively.

     At December 31, 2003, the Company had outstanding natural gas swaps with a fair value gain of $0.3, net of taxes. There were no natural gas swaps outstanding at December 31, 2002.

5. ASSOCIATED COMPANIES

     As of December 31, 2003, the Company has one associated company, CYRO a 50% owned joint venture. The associated companies' information below also includes the results of the former MCY joint venture through September 30, 2003, the date the joint venture was dissolved and PA.com through September 2003, the last effective date of the Company's ownership of the former joint venture. See Note 2 for a description of these two transactions. Equity in earnings of associated companies excludes the Company's share of losses of the former AC Molding Compounds ("AC") joint venture after August 2000, when the Company's share of AC losses reduced the carrying amount of its investment to zero, although the summarized financial information includes results through November 30, 2001, the date operations shut down. AC subsequently filed for bankruptcy under Chapter 11 in December 2001 and all of the assets of AC were liquidated by the bankruptcy court during 2002. Equity in earnings of associated companies also excludes the Company's share of losses of the former PA.com after September 30, 2002 when the Company recorded a charge of $1.7 in equity in earnings of associated companies to reduce the carrying value of its net investment to zero following a review of anticipated future losses.


     Summarized financial information for the associated companies is as follows:



December 31,                                                                            2003         2002         2001
------------------------------------------------------------------------------------------------------------------------
Net sales                                                                              $327.5       $322.0       $320.5
Gross profit                                                                             56.5         60.5         52.0
Earnings before cumulative effect of accounting change                                   13.8         14.4         (2.2)
Cumulative effect of adoption of SFAS 143, net of tax                                     0.3            -            -
Net earnings (losses)                                                                    13.5         14.4         (2.2)
The Company's equity in earnings of associated companies                               $  7.2         $6.1         $0.1
The Company's equity in cumulative effect of adoption of SFAS 143, net of tax, of
associated companies                                                                   $  0.1            -            -

Current assets                                                                         $ 80.8       $124.2
Noncurrent assets                                                                       138.2        164.5
Total assets                                                                            219.0        288.7
Current liabilities                                                                      22.9         70.4
Noncurrent liabilities                                                                   31.7         32.2
Equity                                                                                  164.4        186.1
Total liabilities and equity                                                            219.0        288.7
Company's share of equity                                                              $ 82.1       $ 90.4
Company's aggregate cost                                                               $  4.0       $ 17.2
------------------------------------------------------------------------------------------------------------------------



     The Company does not guarantee indebtedness of its associated companies and there were no guarantees outstanding at December 31, 2003 and 2002. At December 31, 2003, CYRO had no outstanding borrowings.

     Included in the Company's share of equity at December 31, 2003 and 2002 , is an accumulated charge of $9.2 and $8.0, respectively representing the Company's share of pretax charges by CYRO to other comprehensive income related to recognition of a minimum pension liability.

     Sales to associated companies, primarily CYRO, amounted to $37.4, $29.2 and $26.9 in 2003, 2002 and 2001, respectively. Amounts due from CYRO at December 31, 2003, 2002 and 2001 were $9.2, $11.5 and $9.9, respectively. The Company has determined that the profit or loss on sales to its joint ventures is not material; therefore, no adjustments have been made to eliminate such profit or loss on sales to our joint venture partners for inventory that our associated companies held at the balance sheet dates.

     Fees received from associated companies, primarily CYRO, were $7.8, $7.7 and $7.8 in 2003, 2002 and 2001, respectively. Fees from CYRO are recorded in manufacturing cost of sales and are related primarily to manufacturing services provided to CYRO at the Company's Fortier, Louisiana, manufacturing complex.

6. INVENTORIES

December 31,                                      2003              2002
--------------------------------------------------------------------------------
Finished goods                                   $114.9            $ 81.4
Work in progress                                   21.5              15.1
Raw materials and supplies                         73.2              65.5
--------------------------------------------------------------------------------
                                                  209.6             162.0
Less reduction to LIFO cost                       (33.6)            (30.7)
--------------------------------------------------------------------------------
Total inventories                                $176.0            $131.3
--------------------------------------------------------------------------------
LIFO inventories as a % of total inventories       55%               67%
--------------------------------------------------------------------------------


7. PLANTS, EQUIPMENT AND FACILITIES

December 31,                                      2003            2002
--------------------------------------------------------------------------------
Land and land improvements                    $    36.6          $   30.0
Buildings                                         202.9             174.9
Machinery and equipment                         1,241.2           1,135.9
Construction in progress                           57.6              42.6
--------------------------------------------------------------------------------
Plants, equipment and facilities, at cost     $ 1,538.3          $1,383.4
--------------------------------------------------------------------------------


8. GOODWILL AND OTHER ACQUISITION INTANGIBLES

     The following is the activity in the goodwill balances for each segment:



                                          Water and
                                          Industrial
                                           Process          Performance        Specialty
                                          Chemicals          Products          Materials         Corporate           Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                 $  31.3           $  49.1            $ 250.2                  -           $ 330.6
Reclassification to                                                                                      -
 identifiable acquisition
 intangibles on adoption of
 SFAS 142                                     (0.2)              1.0                2.4                                  3.2
                                   ------------------------------------------------------------------------------------------
Balance, January 1, 2002                   $  31.1           $  50.1            $ 252.6                  -           $ 333.8
Purchase adjustment                            0.1                 -                  -            $   0.6               0.7
Currency Exchange                             (0.3)                -               (0.2)                 -              (0.5)
                                   ------------------------------------------------------------------------------------------
Balance, December 31, 2002                    30.9              50.1              252.4                0.6             334.0
2003 acquisitions                              8.4               4.6                  -                  -              13.0
Purchase adjustment (1)                           -                -               (4.7)                 -              (4.7)
Currency exchange                             (3.0)              0.5               (0.2)               0.1              (2.6)
                                   ------------------------------------------------------------------------------------------
Balance, December 31, 2003                 $  36.3           $  55.2            $ 247.5            $   0.7           $ 339.7
-----------------------------------------------------------------------------------------------------------------------------



(1) Purchase accounting adjustment relates to the recognition of deferred tax assets from the Company's 1998 acquisition of The American Materials & Technologies Corporation (See Note 11).

     Other acquisition intangibles consisted of the following major classes:



                                       Weighted
                                        average
                                       useful life                                Accumulated
December 31,                            (years)         Gross carrying value      amortization           Net carrying value
-----------------------------------------------------------------------------------------------------------------------------
                                                          2003         2002        2003         2002         2003        2002
                                                   --------------------------------------------------------------------------
Technology-based                         16.9            $41.0        $29.9      $(9.3)       $(6.9)        $31.7       $23.0
Marketing-related                        17.3             11.0          9.4       (3.0)        (2.1)          8.0         7.3
Customer-related                         15.4             34.5         11.9       (4.3)        (2.7)         30.2         9.2
                                                   --------------------------------------------------------------------------
Total                                                    $86.5        $51.2     $(16.6)      $(11.7)        $69.9       $39.5
-----------------------------------------------------------------------------------------------------------------------------


     Amortization of acquisition intangibles for the years ended December 31, 2003, 2002 and 2001 was $4.0, $3.1, and $12.8 respectively. Estimated future amortization expense for the years 2004 through 2006 is $5.0 and for the years 2007 and 2008 is $4.9. The Company does not have intangibles with indefinite useful lives other than goodwill.


9. DEBT

     Long-term debt, including the current portion in 2002, consisted of the following:


                                                                         2003                            2002
                                                               -------------------------     -----------------------
                                                                               Carrying                    Carrying
                                                                     Face        Value           Face        Value
----------------------------------------------------------------------------------------     -----------------------
6.50% Notes Due March 15, 2003                                           -            -         $100.0      $ 99.9
6.75% Notes Due March 15, 2008                                      $100.0       $ 97.7          100.0        97.1
6.846% Mandatory Par Put Remarketed Securities                       120.0        118.9          120.0       118.9
4.60% Notes Due July 1, 2013                                         200.0        199.6              -           -
                                                               -----------------------------------------------------
                                                                     420.0        416.2          320.0       315.9
Less: Current maturities                                                 -            -          100.0        99.9
                                                               -----------------------------------------------------
Long-term debt                                                      $420.0       $416.2         $220.0      $216.0
--------------------------------------------------------------------------------------------------------------------



     The fair value of the Company's long-term debt, based on dealer quoted values, was $426.6 at December 31, 2003, and $336.0 at December 31, 2002.

     In March 2003, the Company repaid the $100.0 current maturity of its long-term debt. In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013. The securities were offered under the Company's $400.0 shelf registration statement described below. The Company received approximately $198.5 in proceeds from the sale after deducting costs associated with the sale. The proceeds were intended to be used for general corporate purposes, including the acquisition of the MEP and I&S product lines. (See Note 2).

     Under the terms and conditions of the Mandatory Par Put Remarketed securities ("MOPPRS"), the final maturity date of this debt obligation will be determined on May 6, 2005 based on the yield of 30-year U. S. Treasury bonds. If the yield on these securities is less than 5.95% on that date, the MOPPRS are expected to be tendered by investors on May 11, 2005 to the Remarketing Agent for payment by the Company of face value plus accrued interest and immediately remarketed to investors for an additional 20 years at an interest cost to the Company equal to 5.951% plus an Applicable Spread as defined in the Prospectus Supplement for this security. If the 30-year Treasury yield is above 5.951% on May 6, 2005, investors are expected to put the MOPPRS back to the Company and have them redeemed at face value plus accrued interest. The put premium of $4.5 that was received by the Company upon issuance of the MOPPRS was recorded as an increase in the carrying value of the securities and is being amortized over the life of the issue as a decrease in interest expense. If the securities are redeemed by the Company on May 11, 2005, the Company would recognize a net expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements discussed below. Based on current interest rates, the Company believes that it is highly likely that the MOPPRS will be tendered to the remarketing agent at face value plus accrued interest and reissued to investors for an additional 20 years.

     Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. During 1997 and 1998, the Company made payments aggregating approximately $11.2 to settle the rate lock agreements, which is being amortized over the life of the 6.50% Notes, 6.75% Notes and 6.846% MOPPRS as an increase in interest expense of such Notes. In June 2003, the Company received $0.4 under rate lock agreements it entered into as a hedge against the risk of an increase in Treasury rates related to the Company's offering of $200.0 in long-term debt securities. It is being amortized over the life of the 4.60% Notes. The amount of unamortized rate lock agreements included in long-term debt was $5.2 at December 31, 2003, and $6.3 at December 31, 2002.

     The weighted average interest rate on long-term debt was approximately 6.1% for 2003 and 7.1% for 2002. At December 31, 2003, the Company was a party to two interest rate swap agreements to effectively convert a total of $50.0 of the Company's 4.60% fixed rate obligations to a floating rate basis. The net interest income from these swaps is included in interest expense, net.

     At December 31, 2003 and 2002, the Company has available for short-term use approximately $6.6 and $5.5, respectively, of non-U. S. dollar denominated overdraft facilities. There were no outstanding borrowings under these facilities at December 31, 2003 or 2002.

     In 2003 the Company entered into short-term loan agreements relating to the acquisition of MCY's coatings resins product line (See Note 2), aggregating approximately 2 billion yen. The U.S. dollar equivalent debt balance outstanding under these agreements at December 31, 2003 is $9.3 and is included in short-term borrowings.

     Under the revised terms of the Company's Series C Cumulative Preferred Stock ("Series C Stock"), the Company would have the ability to incur up to an additional $699.1 in debt at December 31, 2003 (see Note 15).

      In April, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option which was renewed in April 2003. Revolving loans under the agreements are available for the general corporate purposes of the Company and its subsidiaries, including without limitations, for purposes of making acquisitions permitted under the agreements. The credit agreements contain covenants customary for such facilities. There are no outstanding balances under these agreements at December 31, 2003.

     The Company has the ability to issue $200.0 more of debt securities under a $400.0 shelf registration agreement it has with the Securities and Exchange Commission and that has been effective since December 2000. The securities may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include payment of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions. The Company has no immediate plans to offer securities under the registration statement.

10. ENVIRONMENTAL MATTERS AND OTHER CONTINGENT LIABILITIES AND COMMITMENTS

Environmental Matters

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

     As of December 31, 2003 and 2002, the aggregate environmental related accruals were $79.6 and $83.7, respectively, of which $11.0 and $15.0, respectively, are included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending, for the years ended December 31, 2003, 2002 and 2001, was $9.3, $10.2, and $10.8,
respectively.

Other Contingent Liabilities

     During 2003 the Company commissioned a study by the Actuarial and Analytics Practice of AON Risk Consultants ("AON") of its self-insured and insured contingent liabilities and estimated insurance recoveries. The Company, like many other industrial companies, has been increasingly named as one of hundreds of defendants in a number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos. Plaintiffs' attorneys have increased their focus on peripheral defendants, such as the Company, and the number of claims against the Company has more than doubled since September 30, 2002. The Company believes that a substantial part of the increase in claims was related to efforts to file cases before December 31, 2002, the effective date of tort reform legislation in Mississippi. The claimants allege exposure to asbestos at facilities formerly or currently owned by the Company or in products formerly manufactured by the Company for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against the Company have been dismissed without any indemnity payment by the Company, and the Company has no information that this pattern will change.

     The following table presents information about the asbestos claims against the Company:

                                              2003             2002
                                              ----             ----

Claims Closed                                7,601              530

Claims Filed                                 7,648           17,511

Claims Open, as of December 31              26,955           26,908

     The Company worked with the consulting specialists of AON who have extensive experience in estimating certain liabilities, including asbestos liabilities, to evaluate the Company's estimated indemnity costs. The Company provided AON with, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, and dismissal rates by claim. The actuarial methodology employed by AON was primarily based on epidemiological data assumptions regarding asbestos disease manifestation, the information provided by the Company, and the estimates of claim filing and indemnity costs that may occur in the future.

     The Company has access to a substantial amount of primary and excess general liability insurance. Therefore, the Company, in conjunction with AON, conducted a detailed review of its insurance policies and estimated insurance recoveries. The Company expects to recover close to 50% of its future indemnity costs and certain defense and processing costs already incurred. Most of the Company's insurance is with carriers with investment grade ratings and only those with such ratings were included in the estimation of the recovery of indemnity and defense costs.

     As a result of these findings, in the third quarter of 2003, the Company recorded an increase of $32.4 to its self insured and insured contingent liabilities for pending and anticipated probable future claims and recorded a receivable for probable insurance recoveries for past, pending and future claims of $34.6. Because the receivable was larger than the increase in the liability, the Company recognized $2.2 of income in 2003. As of December 31, 2003 and 2002, the aggregate self-insured and insured contingent liability was $72.5 and $39.4, respectively. The asbestos liability at December 31, 2003 was $54.0 and the related receivable was $29.1. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized. It should be noted that the ultimate liability and related insurance recovery for all pending and anticipated future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of the liability and insurance recovery. These variables include but are not limited to: (i) significant changes in the number of future claims; (ii) significant changes in the average cost of resolving claims; (iii) changes in the nature of claims received; (iv) changes in the laws applicable to these claims; and (v) financial viability of co-defendants and insurers.

     The Company is among several defendants in approximately 35 cases in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for the use in buildings. The different suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage, and believes that these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company has not recorded an insurance receivable relating to its defense costs although it is currently pursuing an agreement with various of its insurers concerning coverage with respect to these matters.

     In 1999 the Company received a subpoena to testify before, and provide documents to, a federal grand jury in California investigating the carbon fiber and prepreg industry. The Company manufactures prepregs as part of its advanced composites product line and, since its acquisition of BP's carbon fibers business in August 2001, also manufactures carbon fiber. The grand jury was dismissed in December 2003 without issuing any indictments against the Company or any indictments for violation of the antitrust laws against any companies subject to the investigation. After the grand jury investigation was commenced, the Company and the other companies subpoenaed to testify before the grand jury were named as defendants in various civil actions, including several class actions, on behalf of purchasers of carbon fiber, which the complaints defined to include prepregs manufactured from carbon fiber. The complaints allege that the defendants conspired to fix the prices of their products. The Company denies that it conspired to fix prices of their products and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

     While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

Commitments

- Rental expense under property and equipment leases was $10.2 in 2003, $10.9 in 2002 and $10.7 in 2001. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003, are:

                                       Operating
                                         Leases
------------------------------------------------
2004                                     $ 9.8
2005                                       6.1
2006                                       4.0
2007                                       2.8
2008                                       2.4
Thereafter                                16.5
------------------------------------------------
Total minimum lease payments             $41.6
------------------------------------------------

- The Company frequently enters into long-term contracts with customers with terms that vary depending on specific industry practices. The Company's business is not substantially dependent on any single contract or any series of related contracts. Set forth below are more specific terms about the Company's significant sales contracts.

     The Company is obligated to sell, and an affiliate of an international trading company is obligated to buy, approximately 25% of the Company's production capacity of acrylonitrile per year under an agreement that is scheduled to expire May 1, 2005. Price under this contract is cost-based and adjusted periodically. If the price of acrylonitrile in certain markets is at least a specified amount greater than certain cost components of the Company's acrylonitrile, the customer is also obligated to pay the Company a portion of the excess.

     The Company has the option to sell, and a different affiliate of the same international trading company described above is obligated to buy, up to approximately 25% of the Company's production capacity of acrylonitrile per year under a long term distributorship agreement that is scheduled to expire on May 1, 2008. On expiration of the cost based agreement described above, the Company will be obligated to sell, and the customer to buy, an additional amount of acrylonitrile under the distributorship agreement equal to approximately 25% of the Company's production capacity of acrylonitrile per year. The price under this distributorship agreement is market-based less certain costs and commissions.

     The Company is obligated to sell, and, CYRO is obligated to buy, substantially all of the Company's nominal production capacity of hydrocyanic acid under an agreement with an initial term expiring December 31, 2011. Price is determined by a formula based on the raw materials used to manufacture hydrocyanic acid and to a lesser extent on the selling price of CYRO's product based on hydrocyanic acid and is adjusted periodically. This agreement became effective January 1, 2004 and superseded two agreements which expired December 31, 2003.

     The Company is obligated to sell sulfuric acid, and also to regenerate used sulfuric acid, and CYRO is obligated to buy such product and services, under an agreement with an initial term expiring December 31, 2011. The price for regenerated sulfuric acid is cost based and the price for sulfuric acid is set between the price for regenerated sulfuric acid and a market price for sulfuric acid and both prices are adjusted periodically. The cost to regenerate sulfuric acid is substantially in excess of the cost of producing sulfuric acid. Regenerated sulfuric acid and sulfuric acid are produced in the same plant at the same time. This agreement became effective January 1, 2004 and superseded an agreement which expired December 31, 2003.

     The Company is obligated to manufacture, at the customer's option, up to 100% of the customer's requirements for certain paper chemical products under an agreement with an initial term expiring December 1, 2005, subject to various volume limitations. The Company also agreed to sell and the customer agreed to buy, 100% of the customer's requirements for two raw materials produced by the Company for use in the manufacture of certain paper chemicals by the customer in the U. S. and certain other countries. The price for the Company's services is cost based, including a fixed component, and is adjusted periodically. The prices for the raw materials produced by the Company are market based and are adjusted periodically.

     The Company is obligated to sell and, subject to numerous exceptions, an aerospace customer is obligated to buy its requirements of various specialty materials for certain of its products as determined by the customer, under an agreement that is scheduled to expire June 30, 2005, or for some products, June 30, 2007. Price is in US dollars, and is fixed by year.

- The Company had $24.6 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2003 that are issued on the Company's behalf in the ordinary course of business to support certain performance obligations and commitments of the Company. The instruments are typically renewed on an annual basis.



11. INCOME TAXES

     The income tax provision is based on earnings before income taxes, cumulative effect of accounting change and extraordinary item as follows:

                                 2003          2002         2001
-----------------------------------------------------------------
U. S.                          $  65.7      $  52.4       $ 55.5
Non-U. S.                         60.7         57.8         45.6
-----------------------------------------------------------------
Total                          $ 126.4      $ 110.2       $101.1
-----------------------------------------------------------------

     The components of the income tax provision are as follows:


                                  2003         2002        2001
-----------------------------------------------------------------
Current:
   U. S. Federal                $  1.9        $ 1.3       $ (3.0)
   Non-U. S.                      16.2         16.1         18.5
   Other, principally state        1.4          1.6          1.9
-----------------------------------------------------------------
    Total                         19.5         19.0         17.4
-----------------------------------------------------------------
Deferred:
   U. S. Federal                   9.4          7.8         14.5
   Non-U. S.                        .9          2.9          1.0
   Other, principally state        5.6          1.2          2.0
-----------------------------------------------------------------
    Total                         15.9         11.9         17.5
-----------------------------------------------------------------
Total income tax provision      $ 35.4        $30.9       $ 34.9
-----------------------------------------------------------------

    U. S. and non-U. S. earnings of consolidated companies, before income taxes and extraordinary item, include all earnings derived from operations in the respective U.S and non-U. S. geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U. S. Federal, non-U. S. and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:

December 31,                                   2003         2002
------------------------------------------------------------------
Deferred tax assets:
   Allowance for bad debts                  $   1.9      $   2.3
   Insurance accruals                          28.3         15.5
   Operating accruals                          12.5         14.3
   Inventory                                    6.2          5.9
   Environmental accruals                      30.4         32.3
   Pension and postretirement benefit
    liabilities                               154.4        155.3
   Tax credit carryforwards                    17.6         10.3
   Net operating losses                         8.8          4.6
   Other                                        2.7          2.6
-----------------------------------------------------------------
Gross deferred tax assets                     262.8        243.1
-----------------------------------------------------------------
Valuation Allowance                            (4.6)           -
-----------------------------------------------------------------
Total net deferred tax assets                 258.2        243.1
-----------------------------------------------------------------
Deferred tax liabilities:
   Plants, equipment and facilities          (122.0)      (119.9)
   Insurance receivables                      (13.7)           -
   Employee benefit accruals                   (5.0)        (3.8)
   Other                                      (23.6)       (15.6)
-----------------------------------------------------------------
Gross deferred tax liabilities               (164.3)      (139.3)
-----------------------------------------------------------------
Net deferred tax asset                      $  93.9      $ 103.8
-----------------------------------------------------------------



     No provision has been made for U. S. or additional non-U. S. taxes on the undistributed earnings of international subsidiaries since the Company intends to reinvest these earnings. Foreign tax credits would be available to substantially reduce any amount of additional U. S. tax that might be payable on these earnings in the event of a distribution or sale.

     At December 31, 2003, the Company has U. S. federal income tax net operating loss carryforwards of $12.0 relating to the Company's 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards are limited under certain provisions of the Internal Revenue Code. The carryforwards begin to expire at various dates starting in 2008 through 2018.

     The Company has U. S. research and development tax credit carryforwards of $13.6 available as of December 31, 2003, to offset future tax liabilities. These carryforwards begin to expire at various dates starting in 2020 through 2023. Foreign tax credit carryforwards of $3.5 are also available to offset future tax liabilities. Those foreign tax credits begin to expire at various dates starting in 2007 through 2009. The Company also has an alternative minimum tax credit carryforward of $0.5 that may be carried forward indefinitely as a credit against its regular tax liability.

     The long-term earnings trend of the Company makes it more likely than not that the Company will generate sufficient taxable income on a consolidated basis to realize its net deferred tax assets with the exception of state net operating loss carryforwards. Accordingly, for the year ended December 31, 2003, the Company established a valuation allowance of $4.6 for the deferred tax assets attributable to state income tax net operating loss carryforwards due to the uncertainty of future earnings with respect to various U. S. entities of the Company.

     A reconciliation between the Company's effective tax rate and the U. S. federal income tax rate is as follows:

                                  2003         2002         2001
--------------------------------------------------------------------------------
Federal income tax rate           35.0%        35.0%        35.0%
Research and
   development credit             (3.3)        (3.3)        (3.6)
Prior period tax credits (a)         -         (5.4)           -
Income subject to other than
  the federal income tax rate     (6.5)        (2.7)        (0.7)
State taxes, net of
   federal benefits                2.0          2.2          3.5
Valuation allowance                3.6            -            -
Other (credits) charges, net      (2.8)         2.3          0.3
-----------------------------------------------------------------
          Effective tax rate      28.0%        28.1%        34.5%
-----------------------------------------------------------------
(a) In 2002 the Company recognized a $6.0 reduction in income tax expense related to U. S. approval of a claim for refund with respect to prior years' research and development tax credits.

     Tax benefits on stock option exercises of $7.9, $1.8 and $9.9 were allocated directly to stockholders' equity for 2003, 2002 and 2001, respectively.

     In 2003 a tax benefit of $7.3 was allocated to the cumulative effect of accounting change. In 2001 a tax expense of $2.6 was allocated to the extraordinary gain.

12.  EMPLOYEE BENEFIT PLANS

     The Company has defined benefit pension plans that cover employees in the United States and in a number of other countries. Almost all of the plans provide defined benefits based on years of service and career average salary. The Company also sponsors postretirement and postemployment benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The medical plans are contributory and non-contributory with certain participant's contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on the Company's share of costs for recent and future retirees. The postemployment plans provide salary continuation, disability related benefits, severance pay and continuation of health costs during the period after employment but before retirement.


     The Company uses a measurement date of December 31 for the U. S. and Canada's pension and postretirement benefit plans and uses a measurement date of November 30 for the majority of all other pension plans.



                                                    Pension Plans                            Postretirement Plans
                                          ----------------------------------              ----------------------------
                                             2003       2002        2001                    2003      2002      2001
----------------------------------------------------------------------------------------------------------------------
Net Periodic Cost:
Service cost                                 $ 12.5     $ 11.3     $   9.6                $   1.4     $  1.1   $ 1.4
Interest cost                                  32.5       29.3        27.2                   16.6       16.7    18.1
Expected return on plan assets                (35.5)     (33.9)      (33.3)                  (5.0)      (5.4)   (5.2)
Net amortization and deferral                   3.4        1.0         0.6                  (10.7)      (9.4)   (8.6)
                                          ----------------------------------              ----------------------------
Net periodic expense                         $ 12.9     $  7.7     $   4.1                $   2.3     $  3.0   $ 5.7
                                          ----------------------------------------------------------------------------

Weighted-average assumptions used
  to determine net periodic cost,
  during the year:
Discount rate                                6.4%       6.6%        6.9%                      6.8%       7.3%    7.5%
Expected return on plan assets               8.1%       8.3%        8.8%                      6.5%       7.0%    7.0%
Rate of compensation increase               3%-10%     3%-10%      3%-10%                       -          -       -

Weighted-average assumptions used
  to determine benefit obligations,
  end of year:
Discount rate                                6.1%       6.6%        7.0%                      6.3%       6.8%    7.3%
Rate of compensation increase               3%-10%     3%-10%      3%-10%                       -          -       -
----------------------------------------------------------------------------------------------------------------------



     The expected rate of return on U. S. plan assets was determined by examining the annualized rates of return over the past five and ten year periods for the major U. S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 55% - 65% stocks and 35% - 45% bonds. Since the long-term average annualized return is approximately 9% - 11% for stocks and 5% - 7% for bonds, the expected long-term weighted average return was estimated to be 8.5% for the U. S. pension plan in 2003. This return is based on an assumed allocation of assets of 62% in stocks and 38% in bonds with long-term investment returns of 10% and 6%, respectively. The expected long-term weighted average return on all the Company's pension plans, including the U. S. plan, was 8.1% in 2003. For postretirement plans, all of which are assets held in the U. S., the expected rate of return was 6.5% in 2003, based on the same investment return assumptions and an assumed asset allocation of 45% in stocks, 33% in bonds and 22% in cash. The investment strategy for the Company's worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

                                                    Pension Plans                             Postretirement Plans
                                          ----------------------------------            ----------------------------------
                                             2003       2002        2001                   2003       2002        2001
--------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at January 1             $ 489.1   $  404.0      $372.5                $ 253.6   $  247.7    $  249.1
Addition of a plan                              0.7        8.7           -                      -          -           -
Service cost                                   12.5       11.3         9.6                    1.4        1.1         1.4
Interest cost                                  32.5       29.3        27.2                   16.6       16.7        18.1
Amendments                                     (0.2)         -           -                      -      (31.2)       (9.4)
Acquisitions                                   18.2          -           -                    2.7          -           -
Translation difference                         16.1        9.9        (2.9)                   0.1        0.1        (0.1)
Actuarial gains/losses                         21.2       48.3        15.2                   20.1       43.3        11.5
Employee contributions                          0.5        0.6         0.4                    2.6        2.2         1.5
Benefits paid                                 (25.2)     (23.0)      (18.0)                 (25.6)     (26.3)      (24.4)
                                          ----------------------------------            ----------------------------------

Benefit obligation at December 31           $ 565.4   $  489.1      $404.0                $ 271.5   $  253.6    $  247.7
                                          ----------------------------------            ----------------------------------

Accumulated Benefit Obligation at
  December 31                               $ 544.2   $  489.2      $359.8                      -          -           -
                                          ----------------------------------            ----------------------------------

Change in plan assets:
Fair value of plan assets at January 1      $ 350.0   $  354.7      $374.3                $  70.5   $   73.3    $   72.8
Addition of a plan                              0.3        6.5           -                      -          -           -
Actual return/(losses) on plan assets          52.5      (18.1)      (18.0)                   8.3        0.5         1.9
Company contributions                          27.5       20.5        18.9                   18.7       20.8        21.5
Employee contributions                          0.5        0.6         0.4                    2.7        2.2         1.5
Acquisitions                                   10.7          -           -                      -          -           -
Translation difference                         14.2        8.8        (2.9)                     -          -           -
Benefits paid                                 (25.2)     (23.0)      (18.0)                 (25.6)     (26.3)      (24.4)
                                          ----------------------------------            ----------------------------------

Fair value of plan assets at
  December 31                               $ 430.5   $  350.0      $354.7                $  74.6   $   70.5    $   73.3
                                          ----------------------------------            ----------------------------------


Funded status:                              $(134.9)  $ (139.1)     $(49.3)               $(196.9)  $(183.1)    $ (174.4)
Unrecognized actuarial loss/(gain)            174.1      170.9        73.2                   35.0      18.6        (30.4)
Unrecognized prior service cost                 0.3       (0.8)       (0.7)                 (85.1)    (95.7)       (73.1)
Unrecognized net transition   obligation         -           -        (0.8)                     -         -            -
Net amount recognized                       $  39.5   $   31.0      $ 22.4                $(247.0)  $(260.2)    $ (277.9)

Amounts recognized in the statements
 of financial position consist of:
Prepaid benefit cost                        $  10.6   $    3.9        41.0                      -          -           -
Accrued benefit cost                         (118.1)    (119.1)      (30.4)                (247.0)    (260.2)     (277.9)
Intangible asset                                6.2        6.9         3.5                      -          -           -
Accumulated other comprehensive
  income                                      140.8      139.3         8.3                      -          -           -
Net amount recognized                       $  39.5   $   31.0      $ 22.4                $(247.0)  $ (260.2)   $ (277.9)
--------------------------------------------------------------------------------------------------------------------------



     The accrued postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2003 and 2002, includes $20.0 in accrued expenses and $227.0 and $240.2, respectively, in pension and other postretirement benefit liabilities.

    The Company recorded a non-cash after-tax minimum pension liability adjustment credit of $1.2 to Other Comprehensive Income in 2003 and a charge of $92.6 and $3.5 in 2002 and 2001, respectively. The significant charge in 2002 was a result of the combination of decreases in the fair value of plan assets due to a declining equity market and increased pension liabilities primarily due to the lower weighted average discount rate of 6.6% in 2002 from 7.0% in 2001. The charge to Other Comprehensive Income did not trigger any special funding requirements. The Company has contributed to its U. S. pension plan every year since its inception in 1993. The Company is not currently required to make any minimum contributions.

     The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 9.5% in 2004, decreasing to ultimate trend of 5.5% in 2008. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation ("APBO") and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:


                                                                      2003                                 2002
                                                         --------------------------------     --------------------------------
                                                           1% Increase     1% Decrease         1% Increase    1% Decrease
-------------------------------------------------------------------------------------------------------------------------------
Approximate effect on the total of service and
  interest cost components of other postretirement
  benefit cost                                               $  1.4         $  (1.3)              $  1.3         $  (1.2)

Approximate effect on accumulated
  postretirement benefit obligation                           $21.6          $(20.0)               $20.6          $(19.1)
-------------------------------------------------------------------------------------------------------------------------------



     At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U. S. pension plans, pension plans outside the U. S., and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:



                                                 U. S. Plans               Non-U. S. Plans                  Total
                                            -----------------------     ---------------------    ------------------------------
End of Year                                    2003        2002           2003       2002            2003          2002
--------------------------------------     ------------------------------------------------------------------------------------
Projected benefit obligation                  $(455.7)    $(400.5)        $(55.1)    $(43.7)          $(510.8)     $(444.2)
Accumulated benefit obligation                 (438.8)     (383.9)         (51.2)     (40.2)           (490.0)      (424.1)
Fair value of plan assets                       337.0       277.1           37.2       28.2             374.2        305.3
-------------------------------------------------------------------------------------------------------------------------------


     The asset allocation for the Company's U. S. pension plans and postretirement plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:


                        Pension Plans                                                 Postretirement Plans
---------------------------------------------------------------    ------------------------------------------------------------
                                             Percentage of                                                    Percentage of
                             Target           Plan Assets                                   Target             Plan Assets
                           allocation         at Year End                                allocations           at Year End
---------------------------------------------------------------    ------------------------------------------------------------
Asset Category                2004          2003       2002        Asset Category            2004             2003      2002
---------------------------------------------------------------    ------------------------------------------------------------
Equity Securities            55%-60%         59%        46%        Equity Securities        40%-60%            45%       21%
Fixed Income                 35%-45%         41%        54%        Fixed Income             40%-60%            55%       79%
                                            -------------------                                               -----------------
Total                                       100%       100%        Total                                      100%      100%
---------------------------------------------------------------    ------------------------------------------------------------



     The total fair value of U. S. pension and postretirement plan assets was $411.6 at December 31, 2003. The Company uses a combination of active and passive stock and bond managers to invest the assets of the U. S. pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

     Information about the expected cash flows for the U. S. pension and postretirement benefit plans follows:




Expected Employer Contributions            Pension Benefits        Postretirement Benefits
------------------------------------- ---------------------------------------------------------
2004                                           $17.0                      $18.6

Expected Benefit Payments                  Pension Benefits        Postretirement Benefits
------------------------------------- ---------------------------------------------------------
2004                                           $20.4                      $18.5
2005                                            21.2                       17.3
2006                                            22.1                       17.6
2007                                            23.3                       17.8
2008                                            24.5                       17.9
2009-2013                                      149.3                       90.6
------------------------------------- ---------------------------------------------------------



     The above table reflects the total benefits expected to be paid from the plan and the Company's assets.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was enacted. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare D. Because of the short amount of time between the enactment date and the 2003 calendar year-end, as well as certain legislative matters that still require clarification, the Company elected to defer the effects of the Act according to FASB Staff Position FAS 106-1. As a result, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending and the issued guidance could require the Company to change previously reported information.

     The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans in 2003, 2002, and 2001 are as follows:


                              2003       2002      2001
----------------------------------------------------------
U.S
Profit Growth
 Sharing                       $  5.5    $  5.0         -
Savings Plan                      6.1       5.7      $5.7
                            ---------- --------- ---------
Total                           $11.6     $10.7      $5.7
                            ---------- --------- ---------

Non-U. S.
Others                          $ 1.2     $ 1.0      $0.8
----------------------------------------------------------

     The Company also sponsors postemployment plans that, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

     Certain of the Company's benefit plans provide for enhanced benefits in the event of a "change of control" as defined in the plans.

13. OTHER FINANCIAL INFORMATION

     Accrued expenses at December 31 included the following:


December 31,                                   2003         2002
-----------------------------------------------------------------
Employee benefits                            $ 27.4       $ 25.1
Other postretirement employee benefits         20.0         20.0
Salaries and wages                             15.5         15.9
Taxes other than income taxes                  14.4         17.2
Environmental                                  11.0         15.0
Interest                                        7.2          5.1
Other                                          75.0         77.5
----------------------------------------------------------------
Total                                        $170.5       $175.8
----------------------------------------------------------------

     Cash payments during the years ended December 31, 2003, 2002 and 2001, included interest of $18.2, $21.5 and $21.5, respectively. Income taxes paid in 2003, 2002 and 2001 were $14.7, $13.4 and $33.1, respectively. Income taxes paid include non-U. S. taxes of $12.0, $9.6 and $16.8 in 2003, 2002 and 2001, respectively.

     Included in interest expense, net, for the years ended December 31, 2003, 2002 and 2001, is interest income of $3.8, $5.5 and $3.0, respectively. Included in 2002 interest income is $2.0 received in connection with a favorable settlement of a prior years' research and development tax credits claims with the IRS.


14. COMMON STOCK

     The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 38,992,743 shares were outstanding at December 31, 2003. A summary of changes in common stock issued and treasury stock is presented below.


                                                  Common Stock  Treasury Stock
                                                  ------------  --------------
Balance at December 31, 2000                       48,132,640     7,966,229
Purchase of treasury stock                                  -     1,711,300
Issuance pursuant to stock option plan                      -    (1,118,634)
Award of performance stock and restricted stock                     (81,278)
Forfeitures and deferrals of stock awards                   -        33,915
                                                  ------------  --------------
Balance at December 31, 2001                       48,132,640     8,511,532
Purchase of treasury stock                                  -     1,225,282
Issuance pursuant to stock option plan                      -      (293,647)
Award of performance stock and restricted stock                    (145,904)
Forfeitures and deferrals of stock awards                   -        35,408
                                                  ------------  --------------
Balance at December 31, 2002                       48,132,640     9,332,671
Purchase of treasury stock                                  -       838,200
Issuance pursuant to stock option plan                      -    (1,079,792)
Award of performance stock and restricted stock             -       (80,731)
Forfeitures and deferrals of stock awards                   -       129,549
                                                  ------------  --------------
Balance at December 31, 2003                       48,132,640     9,139,897
------------------------------------------------------------------------------

     On January 22, 2004 the Board of Directors approved the initiation of a common stock quarterly cash dividend program and declared a $0.10 per share cash dividend, payable on February 25, 2004 to shareholders of record as of February 10, 2004.

     In March 2003, the Company announced an authorization to repurchase up to an additional $100.0 of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. During 2003, the Company repurchased 838,200 shares of stock at a cost of $27.7 that completed its previous stock repurchase authorization and included $18.1 under its new authorization. (See also Note 15).

Stock Award and Incentive Plan: The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), restricted stock (including performance shares), and deferred stock awards and dividend equivalents. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 2003, the Company had reserved approximately 8,783,890 shares for issuance under the 1993 Plan.

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


     A summary of stock options activity is presented below.



                                                  2003                       2002                       2001
                                         ------------------------    ---------------------    --------------------
                                                         Weighted                 Weighted                Weighted
                                                          Average                  Average                 Average
                                                         Exercise                 Exercise                Exercise
                                         Shares           Price      Shares         Price     Shares       Price

Shares under option:
Outstanding at beginning of year       6,692,689         $26.15     6,250,734      $25.73    6,484,300      $21.68
Granted                                  873,600          27.06       951,100       24.48      938,655       33.54
Exercised                             (1,079,792)         13.44      (293,647)      10.59   (1,118,634)       8.50
Forfeited                               (166,387)         31.68      (215,498)      27.70      (53,587)      31.72
------------------------------------------------------------------------------------------------------------------
Outstanding at end of year             6,320,110         $28.31     6,692,689      $26.15    6,250,734      $25.73
------------------------------------------------------------------------------------------------------------------
Options exercisable at end of year     4,687,172         $28.64     4,996,336      $25.67    4,382,219      $24.59
------------------------------------------------------------------------------------------------------------------



     The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:


                                                             Options Outstanding               Options Exercisable
                                                     ------------------------------------     ---------------------
                                                                    Weighted
                                                                     Average       Weighted
                                                                    Remaining       Average                Weighted
                                                                   Contractual     Exercise      Number     Average
Range of Exercise Prices                             Outstanding   Life (Years)     Price      Exercisable   Price
-------------------------------------------------------------------------------------------------------------------
$ 2.77-10.00                                             269,784      0.16         $ 5.47        269,784    $ 5.47
 11.66-24.57                                           2,379,694      5.84          21.87      1,889,179     21.31
 25.08-37.75                                           2,349,532      6.59          29.20      1,217,456     29.34
 37.87-47.32                                             803,400      3.23          39.71        793,053     40.21
 47.81-57.44                                             517,700      4.08          48.09        517,700     48.09
------------------------------------------------------------------------------------------------------------------
$ 2.77-57.44                                           6,320,110      5.40         $28.31      4,687,172    $28.64
------------------------------------------------------------------------------------------------------------------


     As provided under the 1993 Plan, the Company has also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2001, 2002 and 2003 relate to the 2003, 2004 and 2005 performance periods, respectively. The total amount of stock-based compensation expense (income) recognized for restricted stock and performance stock was $2.0 in 2003, $(1.3) in 2002 and $(0.7) in 2001. A summary of restricted stock and performance stock activity is as follows:




                                              2003         2002            2001
--------------------------------------------------------------------------------
Outstanding awards - beginning of year     297,655       265,323        244,161
New awards granted                          80,731       145,904         81,278
Shares with restrictions lapsed(1)         (13,739)      (34,226)       (45,402)
Restricted shares forfeited               (134,067)      (79,346)       (14,714)
--------------------------------------------------------------------------------
Outstanding awards - end of year           230,580       297,655        265,323
--------------------------------------------------------------------------------
Weighted average market value of
 new awards on award date                   $26.93        $24.67         $33.44
--------------------------------------------------------------------------------

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



15. PREFERRED STOCK

     The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. As of December 17, 1993, the Company had issued to American Cyanamid Company ("Cyanamid"), a subsidiary of Wyeth,, eight million shares of preferred stock, of which only the Series C Stock remains outstanding.

     The Series C Stock, of which 4,000 shares are issued and outstanding, is perpetual, has a liquidation and redemption value of $0.1, has an annual dividend of $1.83 per share (7.32%) and is redeemable at the Company's option under certain limited circumstances. Shares of Series C Stock are not transferable except to a subsidiary of Cyanamid. In 2001 Cyanamid transferred the Series C Stock to MDP Holdings, Inc. ("MDP"), its wholly owned subsidiary. The Series C Stock, as amended, provides MDP with the right to elect one director to the Company's Board of Directors and contains certain covenants requiring the Company to satisfy certain of its environmental remediation obligations, retiree health care and life insurance obligations and pension contribution obligations in a timely and proper manner. It also contains certain other covenants requiring the Company to maintain specified financial ratios and restricting the Company from taking certain actions, including paying dividends on its common stock in certain circumstances, merging or consolidating or selling all or substantially all of the Company's assets or incurring indebtedness in violation of certain covenants, without the consent of MDP as the holder of the Series C Stock. In the event that the Company fails to comply with certain of such covenants, MDP as the holder of the Series C Stock, will have additional rights which may include approval of the Company's capital expenditures and in certain more limited circumstances, appointing additional directors to the Company's Board of Directors, which together with MDP's existing representative, would constitute a majority of the Company's Board of Directors.

     Under the terms of the Series C stock, the Company must maintain a debt-to-equity ratio of no more than 2-to-1 and a minimum fixed charge coverage ratio of not less than 3-to-1 for the average of the fixed charge coverage ratios for the four consecutive fiscal quarters most recently ended and must not incur more than $150.0 of debt unless the Company's equity is in excess of $200.0. If the Company has more than $200.0 in equity, then it may incur additional debt as long as its ratio of debt-to-equity is not more than 1.5-to-1. At December 31, 2003, the Company had $431.3 of debt and $755.3 of equity as defined in the Series C Stock covenant and, under the revised terms, would have the ability to incur up to an additional $699.1 in debt.

     At December 31, 2003 and 2002, restricted payments permitted under the Series C Stock were limited to $92.5 and $82.7, respectively. Quarterly adjustments in the amounts available for restricted payments include, but are not limited to, 100% of the net cash proceeds from common stock offerings, 30% of consolidated after-tax net earnings, and 100% of restricted payments made during the quarter. Restricted payments include, but are not limited to, payments of cash dividends on common stock, payments for the repurchase of common stock outstanding and payments on certain classes of debt.



16. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS

     Segments: The Company has four reportable segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals.

     The Water and Industrial Process Chemicals segment produces water treating, mining, and phosphine chemicals that are used mainly in water and wastewater treatment, mineral separation processing and semiconductor manufacturing. The segment includes the paper chemicals product line that was substantially divested on November 1, 2000. (For more information about the sale of the paper chemicals product line see Note 2.) The Performance Products segment produces coatings chemicals, performance chemicals and polymer additives that are used primarily in coatings, adhesives and plastics applications. The Specialty Materials segment manufactures and sells materials that are used mainly in commercial and military aviation and launch vehicles, satellites and aircraft brakes. The Building Block Chemicals segment manufactures acrylonitrile, acrylamide, hydrocyanic acid, melamine and sulfuric acid. Some of these chemical intermediates are used in the manufacture of the Company's specialty chemicals, with the remainder sold to third parties.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. All intersegment sales prices are cost based. The Company evaluates the performance of its operating segments based on earnings from operations and cash flows of the respective segment.

     Summarized segment information is as follows:



                                           Water and
                                           Industrial                                  Building
                                            Process    Performance     Specialty        Block         Total
                                           Chemicals     Products      Materials      Chemicals      Segments
-------------------------------------------------------------------------------------------------------------
2003
Net sales to external customers             $362.2        $489.8         $408.7          $211.1     $1,471.8
Intersegment net sales                        --            --             --              65.7         65.7
-------------------------------------------------------------------------------------------------------------
Total net sales                              362.2         489.8          408.7           276.8      1,537.5
Earnings from operations                      20.3          37.3           66.3            20.3        144.2
Percentage of sales                            5.6%          7.6%          16.2%            7.3%         9.4%
Total assets                                 347.9         479.6          478.9           197.5      1,503.9
Capital expenditures                          26.0          33.7           18.3            10.0         88.0
Depreciation and amortization                 20.0          29.6           11.5            27.3         88.4
-------------------------------------------------------------------------------------------------------------
2002
Net sales to external customers             $331.2        $452.3         $395.5          $167.2     $1,346.2
Intersegment net sales                         -             -              -              53.1         53.1
-------------------------------------------------------------------------------------------------------------
Total net sales                              331.2         452.3          395.5           220.3      1,399.3
Earnings from operations                      26.2          39.6           65.7             5.6        137.1
Percentage of sales                            7.9%          8.8%          16.6%            2.5%         9.8%
Total assets                                 248.9         389.5          477.8           204.4      1,320.6
Capital expenditures                          15.3          10.2           13.4             7.9         46.8
Depreciation and amortization                 17.2          28.4           10.7            26.8         83.1
-------------------------------------------------------------------------------------------------------------
2001
Net sales to external customers             $335.0        $434.7         $450.2          $167.2     $1,387.1
Intersegment net sales                         -             -              -              48.6         48.6
-------------------------------------------------------------------------------------------------------------
Total net sales                              335.0         434.7          450.2           215.8      1,435.7
Earnings (loss) from operations (1)           25.2          16.4           97.2           (18.5)       120.3
Percentage of sales                            7.5%          3.8%          21.6%           (8.6)%        8.4%
Total assets                                 241.5         384.8          487.3           226.2      1,339.8
Capital expenditures                          22.0          16.0            8.5            13.3         59.8
Depreciation and amortization                 17.5          29.2           16.9            27.3         90.9
-------------------------------------------------------------------------------------------------------------



(1) 2001 includes goodwill amortization in the Water and Industrial Process Chemicals, Performance Products and Specialty Materials segments of $1.1, $1.2 and $7.4, respectively, that is no longer amortized under SFAS 142.

     The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial Statements:

                                         2003             2002           2001
--------------------------------------------------------------------------------
Net sales:
Net sales from segments               $ 1,537.5         $1,399.3       $1,435.7
Elimination of
   intersegment revenue                   (65.7)           (53.1)         (48.6)
--------------------------------------------------------------------------------
Total consolidated net sales          $ 1,471.8         $1,346.2       $1,387.1
--------------------------------------------------------------------------------
Earnings from operations:
Earnings from segments                $   144.2         $  137.1       $  120.3
Corporate unallocated (1)                  (3.1)           (17.7)          (6.5)
--------------------------------------------------------------------------------
Total consolidated
   earnings from operations           $   141.1         $  119.4       $  113.8
--------------------------------------------------------------------------------
Total assets:
Assets from segments                  $ 1,503.9         $1,320.6
Other assets (2)                          522.0            445.8
------------------------------------------------------------------------
Total consolidated assets             $ 2,025.9         $1,766.4
------------------------------------------------------------------------

(1) Includes net restructuring in 2002 and 2001 (see Note 3).

(2) Includes cash and cash equivalents at December 31, 2003 and 2002, of $251.1 and $210.0, respectively.

Operations by Geographic Areas: Net sales to unaffiliated customers presented below are based upon the sales destination, which is consistent with management's view of the business. U. S. exports included in net sales are based upon the sales destination and represent direct sales of U. S.-based entities to unaffiliated customers outside of the United States. Earnings from operations are also based upon destination and consist of total net sales less operating expenses. Identifiable assets are those assets used in the Company's operations in each geographic area. Unallocated assets are primarily cash and cash equivalents, deferred taxes, miscellaneous receivables and construction in progress. Except for the United States, no country accounted for more than 10% of consolidated net sales.

                                      2003                2002              2001
--------------------------------------------------------------------------------
Net sales
   United States                  $   719.7           $   685.8        $   736.9
   Other Americas                     151.6               139.5            151.1
   Asia/Pacific                       211.1               197.3            170.7
   Europe, Middle East, Africa        389.4               323.6            328.4
--------------------------------------------------------------------------------
Total                             $ 1,471.8           $ 1,346.2        $ 1,387.1
--------------------------------------------------------------------------------
U. S. exports included in
   net sales above
   Other Americas                 $    47.8           $    40.3        $    50.7
   Asia/Pacific                        85.2                86.1             80.6
   Europe, Middle East, Africa         53.6                38.3             54.0
--------------------------------------------------------------------------------
Total                             $   186.6           $   164.7        $   185.3
--------------------------------------------------------------------------------
Earnings from operations(1)
   United States                  $    55.3           $    37.0        $    28.3
   Other Americas                      27.3                24.9             28.7
   Asia/Pacific                        22.0                28.2             20.1
   Europe, Middle East, Africa         36.5                29.3             36.7
--------------------------------------------------------------------------------
Total                             $   141.1           $   119.4        $   113.8
--------------------------------------------------------------------------------

Identifiable assets
   United States                  $   933.3           $   843.9
   Other Americas                     138.9               136.7
   Asia/Pacific                        76.6                24.7
   Europe, Middle East, Africa        259.1               234.4
---------------------------------------------------------------
   Total                          $ 1,407.9           $ 1,239.7
---------------------------------------------------------------
Equity in net assets of and
   Advances to associated
   Companies                      $    82.1                90.4
   Unallocated assets                 535.9               436.3
---------------------------------------------------------------
   Total assets                   $ 2,025.9           $ 1,766.4
---------------------------------------------------------------

(1) Earnings from operations in 2002 include restructuring charges of $13.6 and $0.1 in the United States and Europe/Middle East/Africa, respectively. Earnings from operations in 2001 include restructuring charges of $5.4 in the United States and goodwill amortization of $7.9, $0.7, $0.1 and $1.0 in the United States, Other Americas, Asia/Pacific and Europe/Middle East/Africa, respectively, that is no longer amortized under SFAS 142.

Major Customers: The Company has a diversity of product lines and in 2003 and 2002 no customer accounted for more than 10% of the Company's net sales. Sales to the Boeing Company and its subcontractors for commercial and military aerospace and other components were approximately $150 million, or 11% of consolidated net sales, in 2001.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
Cytec Industries Inc.:

         We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. Also as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Finally, as discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations."




/S/KPMG LLP

Short Hills, New Jersey
January 22, 2004

QUARTERLY DATA (UNAUDITED)



(Dollars in millions, except per share amounts)          1Q               2Q           3Q           4Q       Year
-------------------------------------------------------------------------------------------------------------------
2003
Net Sales                                             $367.4           $374.9       $367.7       $361.8   $1,471.8
Gross profit (1)                                        95.0             95.9         83.1         82.9      356.9
Net earnings                                            15.3             25.4         22.1         14.6       77.4
Basic net earnings per common share (2)                    -                -            -            -          -
Earning before accounting changes (2)                 $ 0.75           $ 0.65       $ 0.56       $ 0.37   $   2.34
Accounting Change                                      (0.35)               -            -            -      (0.35)
                                                      --------------------------------------------------------------
Basic net earnings per common share (2)               $ 0.40           $ 0.65       $ 0.56       $ 0.37   $   1.99
                                                      -------------------------------------------------------------
Diluted net earnings per common share (2)                  -                -            -            -          -
Earnings before accounting change                     $ 0.73           $ 0.64       $ 0.55       $ 0.33   $   2.27
Accounting change                                      (0.34)               -            -            -      (0.34)
                                                      -------------------------------------------------------------
Diluted net earnings per common share                 $ 0.39           $ 0.64       $ 0.55       $ 0.33   $   1.93
                                                      -------------------------------------------------------------

2002
Net Sales                                             $318.0           $350.9       $332.8       $344.5   $1,346.2
Gross profit (1)                                        70.0             87.0         86.1         82.7      325.8
Net earnings                                             7.0             21.4         31.6         19.3       79.3
Basic net earnings per common share (2)               $ 0.18           $ 0.54       $ 0.80       $ 0.49   $   2.01
Diluted net earnings per common share (2)             $ 0.17           $ 0.52       $ 0.78       $ 0.49   $   1.96
                                                       ------------------------------------------------------------

2001
Net Sales                                             $376.1           $354.1       $342.1       $314.8   $1,387.1
Gross profit (1)                                        81.8             84.9         84.8         66.6      318.1
Earnings before extraordinary item                      17.2             20.9         21.3          6.8       66.2
Extraordinary item, net of taxes                           -                -          4.9            -        4.9
Net earnings                                            17.2             20.9         26.2          6.8       71.1
Basic net earnings per common share (2)
Earnings before extraordinary item                    $ 0.43           $ 0.52       $ 0.53       $ 0.17   $    1.65
Extraordinary item                                         -                -         0.12            -        0.12
                                                      -------------------------------------------------------------
Basic net earnings per common share                   $ 0.43           $ 0.52       $ 0.65       $ 0.17   $    1.77
                                                      -------------------------------------------------------------
Diluted net earnings per common share (2)
Earnings before extraordinary item                    $ 0.41           $ 0.50       $ 0.51       $ 0.17   $    1.59
Extraordinary item                                         -                -         0.12            -        0.12
                                                      -------------------------------------------------------------
Diluted net earnings per common share                 $ 0.41           $ 0.50       $ 0.63       $ 0.17   $    1.71
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



Name                     Age         Positions

D. Lilley                57          Mr. Lilley is Chairman of the Board, President and Chief Executive Officer of the
                                     Company.  He was elected Chairman in January 1999 and President and Chief Executive
                                     Officer of the Company effective May 11, 1998, having previously served as President and
                                     Chief Operating Officer of the Company from January 8, 1997.

J. P. Cronin             50          Mr. Cronin is Executive Vice President and Chief Financial Officer of the Company,
                                     having previously served as Vice President and Chief Financial Officer of the Company
                                     from its inception in 1993 until he was elected an Executive Vice President in September
                                     1996.

W. N. Avrin              48          Mr. Avrin was elected Vice President, Corporate and Business Development of the Company
                                     in December 1999, having previously served the same role for one year in a non-officer capacity.  From 1997 through 1998, Mr. Avrin was vice president and general manager of
                                     Cytec's paper, water treating and mining chemicals business.

D. M. Drillock           46          Mr. Drillock was elected Vice President, Controller and Investor Relations of the
                                     Company in April 2002.  He previously served as Controller for more than four years.

J.E. Marosits            51          Mr. Marosits was elected Vice President, Human Resources in July 2002.  For more than four years prior to that, he had been Cytec's Director, Human Recources for Building
                                     Block Chemicals and Corporate Manager, Labor Relations.

R. Smith                 45          Mr. Smith was elected Vice President, General Counsel and Secretary of the Company
                                     effective January 1, 2002, having previously served as Assistant General Counsel for more than three years prior thereto.

T. P. Wozniak            50          Mr. Wozniak is Treasurer of the Company and has held this position for more than five years.



         The Company has adopted a Code of Ethics for Cytec Senior Executives which is applicable to its chief executive officer, its chief financial officer, its chief accounting officer and its controller. The Code of Ethics for Senior Executive Officers sets forth certain of the Company's expectations, including that the officers will act with honesty and integrity, will avoid actual and apparent conflicts of interest, will comply with all applicable laws, will disclose information that is complete and understandable and will act in good faith and responsibly. The Code also requires the prompt internal reporting of violations to the Chair of the Audit Committee. A current copy of the Code is available on the Company's website accessible at www.Cytec.com. The Company will disclose information regarding any amendment to the Code or any waiver from any of its provisions on the same website.

     The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Common Stockholders, dated March 18, 2004.

Item 11.     EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," and the "Performance Graph" sections of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Common Stockholders, dated March 18, 2004.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Common Stockholders, dated March 18, 2004.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Common Stockholders, dated March 18, 2004.

Item 14.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 as of the period ended December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

     The remainder of the information required by this Item is incorporated by reference from the "Fees Paid to the Independent Accountants" Section of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Common Stockholders, dated March 18, 2004.

                                     PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements:

       Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements
        (See Item 8):

       Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the Years ended
           December 31, 2003, 2002 and 2001
       Consolidated Statements of Cash Flows for the Years ended
           December 31, 2003, 2002 and 2001
       Consolidated Statements of Stockholders' Equity for the Years
           ended December 31, 2003, 2002 and 2001
       Notes to Consolidated Financial Statements

       Independent Auditors' Report

(a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules

       Independent Auditors' Report
       Schedule II - Valuation and Qualifying Accounts

         Schedules, other than Schedule II---Valuation and Qualifying Accounts, are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.



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



             3.2             By-laws, as amended through January 22, 2002 (incorporated by reference to Exhibit 3.2 to
                             Registrant's annual report on Form 10-K for the year ended December 31, 2001).

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

             4.5            6.75% Global Note due March 15, 2008 (incorporated by reference to Exhibit 4.3 of Registrant's current report on Form 8-K dated March 18, 1998).

             4.6            6.846% Mandatory Par Put Remarketed Securities due May 11, 2025 (incorporated by reference to Exhibit 4.5 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

             4.7            4.60% Senior Note due 2013 (incorporated by reference to Exhibit 4.2 to  Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

             10.1(a)        Environmental Matters Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant
                            (incorporated by reference to exhibit 10.1 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

             10.1(b)        Amendment to Environmental Matters Agreement, dated as of January 29, 2003, between Cyanamid and the Registrant (incorporated by reference to exhibit 10.1(b) to Registrant's annual report on Form
                            10-K for the year ended December 31, 2002.)

             10.2           OPEB Matters Agreement, dated as of December 17, 1993, between Cyanamid and the Registrant
                            (incorporated by reference to exhibit 10.2 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

             10.3           Intellectual Property Agreements, each dated as of December 17, 1993 and each between Cyanamid and
                            Cytec Technology Corp. (consisting of (i) Assignment of U. S. Patents, (ii) Assignment of U. S.
                            Patent Applications, (iii) Assignment of Foreign Patents and Patent Applications, (iv) Assignment
                            of Records of Invention, (v) Exclusive Patent and Knowhow License, (vi) Option Agreement for
                            Non-Exclusive Patent and Knowhow License, (vii) Non-Exclusive Patent and Knowhow License, (viii)
                            Agreement re access to CL File and (ix) Assignment of Knowhow)(incorporated by reference to exhibit
                            10.7 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).

             10.4           Trademarks and Copyrights Transfer Agreement, Assignment and Bill of Sale, dated as of December 17,
                            1993, among Cyanamid, Cytec Technology Corp. and the Registrant (incorporated by reference to exhibit 10.8 to Registrant's annual report on Form 10-K for the year ended December 31, 1993).





             10.6           Three year Credit Agreement dated as of April 11, 2002, among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, Wachovia Bank, as Syndication Agent, and ABN
                            Amro Bank N. V., as Documentation Agent (incorporated by reference to exhibit 10.6 to Registrant's quarterly report on form 10-Q for the quarter ended March 31, 2002).

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

             10.8(c)        Letter amendment, dated as of March 27, 2002 between Cytec Plastics Inc. and Rohacryl Inc., to the
                            CYRO Partnership Agreement incorporated by reference to Exhibit 10.8(c) to the Registrant's annual report on Form 10-K for the year ended December 31, 2001).

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

             10.9(e)        Agreement dated April 15, 1986 between Cyanamid and DSM Chemische Production BV, as amended October
                            24, 1994 (incorporated by reference to exhibit 10.18(b) to Registrant's annual report on Form 10-K for the year ended December 31, 1994).

             10.12          Executive Compensation Plans and Arrangements

             10.12(a)       1993 Stock Award and Incentive Plan, as amended through October 16, 2003 (incorporated by reference to Exhibit 10.12(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended
                            September 30, 2003).

             10.12(b)       Form of Performance Stock Award/Performance Cash Award Grant Letter.
                            (incorporated by reference to exhibit 10.12(b) to Registrant's annual report on
                            Form 10-K for the year ended December 31, 1999).

             10.12(c)       Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 20, 2003
                            (incorporated by reference to exhibit 10.12(c) to Registrant's Annual Report on Form 10-K for the
                            year ended December 31, 2002.)

             10.12(d)(i)    Form of Stock Option Grant Letter (incorporated by reference to exhibit 10.13(d) of Registrant's annual report on Form 10-K for the year ended December 31, 1998).




             10.12(d)(ii)   Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 through
                            January 19, 2004 (incorporated by reference to Exhibit 10.12(d)(ii) to Registrant's annual report on
                            Form 10-K for the year ended December 31, 2001).

             10.12(d)(iii)  Form of Stock Option Grant Letter used for grants to officers from January 21, 2004.

             10.12(d)(iv)   Form of Performance Stock Award Grant Letter used for grants to officers from January 21, 2004.

             10.12(e)       Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan
                            (incorporated by reference to exhibit 10.13(e) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

             10.12(f)       Executive Income Continuity Plan, as amended through September 12, 2003 (incorporated by reference to exhibit 10.12(f) to Registrant's quarterly report on Form 10-Q for the quarter ended September
                            30, 2003).

             10.12(g)       Key Manager Income Continuity Plan, as amended through September 12, 2003 (incorporated by reference to exhibit 10.12(g) to Registrant's quarterly report on Form 10-Q for the quarter ended
                            September 30, 2003).

             10.12(h)       Employee Income Continuity Plan, as amended through September 12, 2003 (incorporated by reference to exhibit 10.12(h) to Registrant's quarterly report on Form 10-Q for the quarter ended September
                            30, 2003).

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

             10.12(m)       Cytec Supplemental Savings and Profit Sharing Plan, as amended and restated through July 22, 2003
                            (incorporated by reference to exhibit 4.4 to Registrant's Registration Statement on Form S-8,
                            registration number 333-107221).

             10.12(n)       Amended and Restated Trust Agreement effective as of December 15, 1994 between the Registrant and
                            Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit
                            10.12(p) to Registrant's annual report on Form 10-K for the year ended December 31, 1999).

             10.12(o)       Deferred Compensation Plan as amended through December 9, 2002 (incorporated by reference to exhibit 10.12(o) to Registrant's annual report on Form 10-K for the year ended December 31, 2002).

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

             12             Computation of Ratio of Earnings to Fixed Charges




             21             Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Registrant's annual report on Form 10-K for the year ended December 31, 2002).

             23             Consent of KPMG LLP

             24(a-i)        Powers of Attorney of J. E. Akitt, F. W. Armstrong, C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr.,
                            B. C. Johnson, W. P. Powell, J. R. Satrum and J. R. Stanley.

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






(b) Reports on Form 8-K:


     The Company filed a report on Form 8-K dated October 17, 2003 regarding its disclosure of results of operations and financial condition for the third quarter of 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CYTEC INDUSTRIES INC.
                             (Registrant)



DATE:  February 25, 2004                           By:  /S/ D. Lilley
                                                       -------------------------
                                                       D. Lilley
                                                       Chairman, President and
                                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE:  February 25, 2004                                 /S/ D. Lilley
                                                       -------------------------
                                                       D. Lilley
                                                       Chairman, President and
                                                       Chief Executive Officer



DATE:  February 25 , 2004                               /S/ J. P. Cronin
                                                       -------------------------
                                                       J. P. Cronin,
                                                       Executive Vice President,
                                                       Chief Financial and
                                                       Accounting Officer


     *
     -----------------------------------
     J. E. Akitt, Director

     *
     -----------------------------------
     F. W. Armstrong, Director

     *
     -----------------------------------
     C.A. Davis, Director

     *
     ------------------------------------
     A. G. Fernandes, Director

     *
     -----------------------------------
     L.L. Hoynes, Jr., Director
                                                      *By: /S/ R. Smith
                                                          ----------------------
                                                          Attorney-in-Fact
     *
     -----------------------------------
     B. C. Johnson, Director

     *
     -----------------------------------
     W. P. Powell, Director

     *
     -----------------------------------
     J. R. Satrum, Director

     *
     -----------------------------------
     J. R. Stanley, Director


DATE: February 25, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cytec Industries Inc.:


Under date of January 22, 2004, we reported on the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/KPMG LLP


Short Hills, New Jersey
January 22, 2004




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2003, 2002 And 2001
                                  (In Millions)


                                                        Additions or
                                                        (deductions)
                                                         charged or
                                   Balance               (credited)          Other additions            Balance
Description                       12/31/2002             to expenses         or (deductions)          12/31/2003
-----------                       ----------             -----------           -------------          ----------
Reserves deducted from
 related assets:
Doubtful accounts receivable        $    8.8              $     0.2              $     (l.4) (1)      $     7.6
Total investments, advances
 and other assets                   $   17.0                      -              $    (17.0) (2)      $       -
Environmental accruals              $   83.7              $     1.8              $     (5.9) (3)      $    79.6
Deferred tax assets                        -                      -              $      4.6  (4)      $     4.6



(1) Principally bad debts written off, less recoveries.
(2) Liquidation of associated company and write-off of preferred stock of company in bankruptcy both of which were fully reserved.
(3) Environmental remediation spending of $9.3, net of $1.7 currency exchange and $1.7 for the gross up of a certain liability and related receivable.
(4) Attributable to U. S. state income tax net operating loss carryforwards.



                                                       Additions or
                                                       (deductions)
                                                        charged or
                                   Balance              (credited)           Other additions           Balance
Description                       12/31/2001            to expenses          or (deductions)          12/31/2002
-----------                       ----------            -----------            -------------          ----------
Reserves deducted from
 related assets:
Doubtful accounts receivable       $     7.8              $     2.2               $   (1.2) (1)        $     8.8
Total investments, advances
and other assets                   $    15.4              $     1.7 (2)           $   (0.1)            $    17.0
Environmental accruals             $    93.9                      -               $  (10.2) (3)        $    83.7



(1) Principally bad debts written off, less recoveries.
(2) Write-off of unconsolidated associated company.
(3) Environmental remediation spending, excluding external efforts.




                                                       Additions or
                                                       (deductions)
                                                        charged or
                                   Balance              (credited)           Other additions           Balance
Description                       12/31/2000            to expenses          or (deductions)          12/31/2001
-----------                       ----------            -----------            -------------          ----------
Reserves deducted from
 related assets:
Doubtful accounts receivable      $     8.8              $     0.1               $   (1.1) (1)        $    7.8
Total investments, advances
and other assets                  $    14.0                      -               $    1.4  (2)        $   15.4

Environmental accruals            $   104.7                      -               $  (10.8) (3)        $   93.9

(1) Principally bad debts written off, less recoveries.
(2) Payment-in-kind preferred stock dividend received from a company currently in bankruptcy, as such value reserved upon receipt.
(3) Environmental remediation spending, excluding internal efforts
