Form 10-Q
period 2004-03-31
CYTEC INDUSTRIES INC/DE/
filed 2004-05-04
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                ----------------




                         Commission file number 1-12372
                                               ---------

                              CYTEC INDUSTRIES INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-3268660
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           Five Garret Mountain Plaza
                         West Paterson, New Jersey 07424
                        ---------------------------------
                    (Address of principal executive offices)

                                  973-357-3100
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|.

There were 38,881,148 shares of common stock outstanding at March 31, 2004.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX


                                                                            Page
                                                                            ====

Part I - Financial Information
Item 1.         Consolidated Financial Statements                             3
                Consolidated Statements of Income                             3
                Consolidated Balance Sheets                                   4
                Consolidated Statements of Cash Flows                         5
                Notes to Consolidated Financial Statements                    6
Item 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   14
Item 3.         Quantitative And Qualitative Disclosures About Market Risk   19
Item 4.         Controls and Procedures                                      19

Part II - Other Information
Item 1.         Legal Proceedings                                            20
Item 2.         Changes in Securities and Use of Proceeds                    21
Item 5.         Other Information                                            21
Item 6.         Exhibits and Reports on Form 8-K                             21

Exhibit Index                                                                23

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)



                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2004        2003
                                                          ---------   ---------


Net sales                                                $   415.2   $   367.4

Manufacturing cost of sales                                  312.7       272.4
Selling and technical services                                34.9        30.1
Research and process development                               9.1         8.2
Administrative and general                                    13.3        11.8
Amortization of acquisition intangibles                        1.4         0.8
                                                          ---------   ---------


Earnings from operations                                      43.8        44.1

Other income (expense), net                                    0.9        (1.2)

Equity in earnings of associated companies                     0.3         2.5

Interest expense, net                                          3.8         4.1
                                                          ---------   ---------


Earnings before income taxes and cumulative effect
      of accounting change                                    41.2        41.3

Income tax provision                                           9.9        12.4
                                                          ---------   ---------


Earnings before cumulative effect of accounting change        31.3        28.9

Cumulative effect of accounting change, net of taxes
 of $7.3                                                         -       (13.6)
                                                          ---------   ---------


Net earnings                                             $    31.3   $    15.3
                                                          =========   =========




Earnings before cumulative effect of accounting change
      per common share
    Basic                                                $    0.80   $    0.75
    Diluted                                              $    0.78   $    0.73

Cumulative effect of accounting change per common share
    Basic                                                $       -   $   (0.35)
    Diluted                                              $       -   $   (0.34)

Earnings per common share
    Basic                                                $    0.80   $    0.39
    Diluted                                              $    0.78   $    0.38


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                          March 31,    December 31,
                                                            2004          2003
                                                         -----------  --------------

ASSETS
Current Assets
  Cash and cash equivalents                               $   251.6       $   251.1
  Trade accounts receivable, less allowance for doubtful
   accounts of $7.2 and $7.6 in 2004 and 2003,
   respectively                                               242.1           217.1
  Other accounts receivable                                    52.9            50.2
  Inventories                                                 183.6           176.0
  Deferred income taxes                                         0.1             8.2
  Other current assets                                         17.7             8.8
                                                           ---------       ---------
     Total current assets                                     748.0           711.4

Investment in associated companies                             81.5            82.1

Plants, equipment and facilities, at cost                   1,542.5         1,538.3
  Less:  accumulated depreciation                            (886.3)         (875.4)
                                                           ---------       ---------
     Net plant investment                                     656.2           662.9

Acquisition intangibles, net of accumulated amortization       67.9            69.9
Goodwill                                                      339.1           339.7
Deferred income taxes                                          86.5            85.7
Other assets                                                   73.6            74.2
                                                           ---------       ---------
Total assets                                              $ 2,052.8       $ 2,025.9
                                                           =========       =========




LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                   $     9.2       $     9.3
  Accounts payable                                            140.7            93.5
  Accrued expenses                                            137.4           170.5
  Income taxes payable                                         60.4            63.2
                                                           ---------       ---------
     Total current liabilities                                347.7           336.5

Long-term debt                                                418.6           416.2
Pension and other postretirement benefit liabilities          334.6           346.0
Other noncurrent liabilities                                  183.6           171.8

Stockholders' equity
  Preferred stock, 20,000,000 shares authorized;
     issued and outstanding 4,000 shares, Series C
     Cumulative, $.01 par value at liquidation value
     of $25 per share                                           0.1             0.1
  Common stock, $.01 par value per share, 150,000,000
     shares authorized; issued 48,132,640 shares                0.5             0.5
  Additional paid-in capital                                  118.1           122.2
  Retained earnings                                         1,010.1           982.9
  Unearned compensation                                        (3.0)           (5.3)
  Minimum pension liability                                   (96.8)          (96.8)
  Unrealized gains on derivative instruments                    0.5             0.3
  Accumulated translation adjustments                          29.8            38.0
  Treasury stock, at cost, 9,251,492 shares in 2004, and
     9,139,897 shares in 2003                                (291.0)         (286.5)
                                                           ---------       ---------
     Total stockholders' equity                               768.3           755.4
                                                           ---------       ---------
Total liabilities and stockholders' equity                $ 2,052.8       $ 2,025.9
                                                           =========       =========

See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                            Three Months Ended
                                                                 March 31,
                                                             2004       2003
                                                           ---------  ----------

Cash flows provided by (used for) operating activities
   Net earnings                                           $    31.3  $     15.3
   Noncash items included in net earnings:
      Dividends from associated companies greater than
       earnings                                                 0.8         0.6
      Depreciation                                             21.6        21.6
      Amortization                                              2.7         1.2
      Deferred income taxes                                     7.3       (10.3)
      Gain on sale of assets                                   (0.6)          -
      Cumulative effect of accounting change, net of tax          -        13.6
      Other                                                    (0.3)          -
   Changes in operating assets and liabilities:
      Trade accounts receivable                               (28.9)      (16.6)
      Other receivables                                        (3.8)       (2.4)
      Inventories                                              (9.0)      (19.5)
      Accounts payable                                         44.0        12.3
      Accrued expenses                                        (24.6)       (9.2)
      Income taxes payable                                        -        17.7
      Other assets                                             (8.0)       (2.7)
      Other liabilities                                        (9.8)      (11.5)
                                                           ---------  ----------
Net cash flows provided by operating activities                22.7        10.1
                                                           ---------  ----------

Cash flows provided by (used for) investing activities
   Additions to plants, equipment and facilities              (16.9)      (18.9)
   Proceeds received on sale of assets                          0.7         0.1
   Advance payment received on land lease                       9.1           -
                                                           ---------  ----------
Net cash flows used for investing activities                   (7.1)      (18.8)
                                                           ---------  ----------


Cash flows provided by (used for) financing activities
   Proceeds from the exercise of stock options                  2.9         1.7
   Purchase of treasury stock                                 (13.2)      (11.3)
   Change in short-term borrowings                             (0.1)          -
   Change in long-term debt                                       -      (100.0)
   Proceeds from termination of interest rate swap              2.7           -
   Cash dividends                                              (3.9)          -
                                                           ---------  ----------
Net cash flows used for financing activities                  (11.6)     (109.6)
                                                           ---------  ----------

Effect of currency rate changes on cash and cash
 equivalents                                                   (3.5)        1.1


Increase (decrease) in cash and cash equivalents                0.5      (117.2)

Cash and cash equivalents, beginning of period                251.1       210.0
                                                           ---------  ----------

Cash and cash equivalents, end of period                  $   251.6  $     92.8
                                                           =========  ==========

See accompanying Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

 (1)     Basis of Presentation
         ---------------------

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

(2)      Stock-Based Compensation
         ------------------------

The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. No stock-based compensation cost is reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods.

The Company reduced the amount of stock option grants in 2004 by approximately 40% compared to the 2003 grants. This was effected by reducing the average size of option grants and by replacing option grants to certain employees with stock appreciation rights (SARS). SARS are accounted for as a liability under APB No. 25 and are payable in cash. Compensation cost for SARS is recognized in the income statement over the period of the award based on changes in the current market price of the Company's common stock over the market price at the grant date. At March 31, 2004, the Company has not recorded a liability or any expense associated with the SARS as the market price at March 31, 2004 was less than the price at the grant date.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to all stock-based employee compensation for the three months ended March 31:

                                                        2004           2003
----------------------------------------------------------------------------
Net earnings, as reported                            $  31.3        $  15.3
Add :
   Stock-based employee compensation expense
   included in reported net earnings, net of
    related tax effects                                  0.3              -
Deduct:
   Total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                    1.8            1.9
                                                   -------------------------
Pro forma net earnings                               $  29.8        $  13.4
Net earnings per share:
   Basic, as reported                                $  0.80        $  0.39
   Basic, pro forma                                     0.76           0.35
   Diluted, as reported                              $  0.78        $  0.38
   Diluted, pro forma                                   0.74           0.34
----------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  2004           2003
---------------------------------------------------------------------------
Expected life (years)                               5.7            5.6
Expected volatility                                46.7    %      47.3    %
Expected dividend yield                             1.0    %         -
Risk-free interest rate                             3.4    %       2.9    %
Weighted average fair value of options granted
     during the year                            $ 16.19        $ 12.52
---------------------------------------------------------------------------

(3)      Earnings Per Share (EPS)
         ------------------------

Basic earnings per common share excludes dilution and is computed by dividing net earnings less preferred stock dividends by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings less preferred stock dividends by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise.

In calculating basic and diluted earnings per share, there are no adjustments to income (numerator). The following shows the reconciliation of weighted average shares (the denominator) used in the calculation of diluted earnings per share:

        March 31,                            2004           2003
        --------------------------------------------------------------
        Weighted average shares
         outstanding:                       39,098,953     38,734,611
        Effect of dilutive shares:
            Options                            914,323        912,603
            Performance/Restricted Stock        86,690        116,808
        --------------------------------------------------------------
        Adjusted average shares
         outstanding                        40,099,966     39,764,022
        --------------------------------------------------------------


 (4)     Recently Issued Statements of Financial Accounting Standards
         ------------------------------------------------------------

In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued Financial Staff Position No. 106-1 (FSP FAS 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP). The FASB is in the process of amending the FSP by issuing proposed FSP 106-b. The proposed FSP is effective for the first interim or annual period beginning after June 15, 2004. The FSP provides guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company is currently evaluating the effects of the Medicare Act on its existing postretirement health care plans and has not determined the amount of any subsidy that may be available to the Company from the Medicare Act. While the Company is evaluating the effects of the Medicare Act, the Company has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Medicare Act.

In March 2004, the FASB issued the exposure draft, "Share-Based Payment". The proposed Statement would require all equity-based awards to employees to be recognized in the income statement based on their fair value for fiscal years beginning after December 15, 2004. The new standard, if accepted in its present form, would apply to all awards granted, modified or settled after the effective date. The Company is in the process of analyzing the potential impact of this proposed standard on its consolidated results of operations and financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

(5)      Inventories
         -----------

The inventories consisted of the following:

                                          March 31             December 31
                                            2004                   2003
----------------------------------------------------------------------------
Finished goods                          $     120.8          $        114.9
Work in process                                21.8                    21.5
Raw materials & supplies                       74.6                    73.2
                                      --------------       -----------------
                                              217.2                   209.6
Less reduction to LIFO cost                   (33.6)                  (33.6)
                                      --------------       -----------------
Total inventories                       $     183.6          $        176.0
                                      --------------       -----------------
LIFO inventories as a % of total
 inventories                                     56%                     55%
----------------------------------------------------------------------------


 (6)     Equity in Earnings of Associated Companies
         ------------------------------------------

The Company has one associated company, CYRO Industries ("CYRO"), a 50% owned joint venture. The 2003 associated companies' information below includes the results of the former Mitsui-Cytec ("MCY") joint venture which was dissolved on September 30, 2003. The Company now owns 100% of MCY's coating resins product line and the associated assets and liabilities of the product line. Results are recorded as part of the Performance Products segment.

Summarized financial information for the Company's equity in earnings of associated companies for the three months ended March 31 is as follows:

                                                 2004                 2003
---------------------------------------------------------------------------
Net sales                                     $  72.4             $   79.5
Gross profit                                      9.7                 15.6
Earnings before cumulative effect of
    accounting change                             0.6                  4.5
Cumulative effect of accounting
    change, net of tax                              -                 (0.2)
                                               -------             --------
Net earnings                                  $   0.6             $    4.3
---------------------------------------------------------------------------
The Company's equity in earnings
    of associated companies                   $   0.3             $    2.5
---------------------------------------------------------------------------
The Company's equity in cumulative effect
 of adoption of SFAS 143, net of tax,
 of associated companies                      $     -             $   (0.1)
---------------------------------------------------------------------------


The Company sells certain products to CYRO and has determined that the sales and related profit are not material; therefore, no adjustments have been made to eliminate such profit or loss on sales to CYRO for inventory held at the balance sheet dates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

(7)      Environmental Matters and Other Contingent Liabilities and Commitments
         ----------------------------------------------------------------------

Environmental Matters

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2004 and December 31, 2003, the aggregate environmental related accruals were $79.5 and $79.6, respectively. As of March 31, 2004 and December 31, 2003, $11.0 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2004 and 2003 was $1.1 and $1.5, respectively.

These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties.

A further discussion of environmental matters can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

Other Contingent Liabilities

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of March 31, 2004 and December 31, 2003, the aggregate self-insured and insured contingent liability was $72.0 and $72.5, respectively. The asbestos liability included in the above amounts at March 31, 2004 and December 31, 2003 was $53.6 and $54.0, respectively, and the related insurance receivable was $28.9 at March 31, 2004 and $29.1 at December 31, 2003. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the asbestos claims against the
Company:

                                   Three Months Ended      Year Ended
                                       March 31,          December 31,
                                          2004                2003
-----------------------------------------------------------------------------
Claims closed in period                     156                7,601
Claims filed in period                    1,734                7,648
Claims open at end of period             28,533               26,955
-----------------------------------------------------------------------------


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

The Company is among several defendants in approximately 35 cases in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for the use in buildings. The different suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage, and believes that these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

property damage claims. The Company has not recorded an insurance receivable relating to its defense costs although it continues to pursue an agreement with various of its insurers concerning coverage with respect to these matters. In the first quarter of 2004, the Company received a "good-faith" payment of $1.0 from one of its insurance carriers that it recorded in other income (expense) and expects to recognize additional recoveries in future periods as negotiations with its insurers proceed. However, until a cost-sharing arrangement with one or more of its insurers has been determined, the Company will continue to expense its lead defense costs as incurred without provision for potential insurance recoveries.

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

A further discussion of contingent liabilities can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

Commitments

The Company frequently enters into long-term contracts with customers with terms that vary depending on specific industry practices. The Company's business is not substantially dependent on any single contract or any series of related contracts. Descriptions of the Company's significant sales contracts are set forth in Note 10 of the Notes to Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.


(8)      Comprehensive Income
         --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31 is as follows:

                                                    2004            2003
-----------------------------------------------------------------------------
Net earnings                                    $       31.3   $        15.3
Other comprehensive income (loss):
     Unrealized gain (loss) on derivative
      instruments                                        0.2            (0.2)
     Foreign currency translation adjustments           (8.2)            5.5
                                               ------------------------------
Comprehensive income                            $       23.3   $        20.6
-----------------------------------------------------------------------------


(9)      Other Financial Information
         ---------------------------

On January 22, 2004 the Board of Directors approved the initiation of a common stock quarterly cash dividend program and declared a $0.10 per share cash dividend, paid on February 25, 2004 to shareholders of record as of February 10, 2004. Cash dividends paid in the first quarter of 2004 were $3.9.

Taxes paid for the three months ended March 31, 2004 and 2003 were $1.3 and $6.1, respectively. Interest paid for the three months ended March 31, 2004 and 2003 was $4.4 and $6.6, respectively.

During the first quarter of 2004 and 2003, the Company repurchased 388,300 and 384,100 shares of stock at a cost of $13.2 and $11.3, respectively.

During the quarter, the Company received, net of expenses, $9.1 as a prepayment for a long term lease on a certain property for future development by a third party with an option to purchase later. The net proceeds are being amortized over the life of the lease and the impact of amortization in any one period is not material.

Due to the liquidity provided by the Company's cash balances and the availability of $100.0 under an unsecured revolving credit agreement that expires April 11, 2005, the $100.0, 364-day unsecured revolving credit agreement was allowed to expire on its scheduled maturity date of April 9, 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

(10)     Segment Information
         -------------------

Summarized segment information for the Company's four segments for the three months ended March 31, 2004 and 2003 is as follows:

                                         2004                     2003
--------------------------------------------------------------------------
Net Sales:
Water and Industrial Process
 Chemicals                            $     92.4               $     85.8
Performance Products
    Sales to external customers            139.9                    119.8
    Intersegment sales                       1.3                        -
Specialty Materials                        120.3                    108.1
Building Block Chemicals
    Sales to external customers             62.6                     53.7
    Intersegment sales                      19.3                     16.4

                                   --------------           --------------
Net sales from segments                    435.8                    383.8

Elimination of intersegment revenue        (20.6)                   (16.4)
                                   --------------           --------------
Total consolidated net sales          $    415.2               $    367.4
--------------------------------------------------------------------------

                                                % of                   % of
                                               Sales                   Sales
-------------------------------------------------------------------------------
 Earnings (loss) from operations:
 Water and Industrial Process
  Chemicals                          $    3.6     4 %      $    6.9      8 %
 Performance Products                    13.5    10 %          11.8     10 %
 Specialty Materials                     23.2    19 %          22.3     21 %
 Building Block Chemicals                 5.3     6 %           4.3      6 %
                                  ------------          ------------

 Earnings from segments                  45.6    10 %          45.3     12 %

 Corporate and Unallocated               (1.8)                 (1.2)
                                  ------------          ------------
 Total consolidated earnings from
  operations                         $   43.8    11 %      $   44.1     12 %
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)


(11)     Goodwill and Other Acquisition Intangibles
         ------------------------------------------

The following is the activity in the goodwill balances for each segment:

                                          Water and
                                         Industrial
                                            Process       Performance       Specialty
                                          Chemicals         Products        Materials         Corporate          Total
                                   ---------------------------------------------------------------------------------------
Balance, December 31, 2003                 $  36.3          $  55.2          $ 247.5            $  0.7           $ 339.7
     Purchase adjustment                          -            (0.2)               -                  -             (0.2)
     Currency exchange                        (0.7)             0.2              0.1                  -             (0.4)
                                   ---------------------------------------------------------------------------------------
Balance, March 31, 2004                    $  35.6            $55.2          $ 247.6            $  0.7           $ 339.1
                                   ---------------------------------------------------------------------------------------

Other acquisition intangibles as of March 31, 2004 and December 31, 2003, consisted of the following major classes:

                                                                      Accumulated
                                Gross carrying value                 amortization                 Net carrying value
--------------------------------------------------------------------------------------------------------------------------
                              March 31,       December 31,      March 31,      December 31,     March 31,    December 31,
                                   2004               2003           2004              2003          2004            2003
                          -------------------------------------------------------------------------------- ---------------
Technology-based                  $40.4              $41.0         $(9.7)            $(9.3)         $30.7           $31.7
Marketing-related                  10.9               11.0          (3.2)             (3.0)           7.7             8.0
Customer-related                   34.3               34.5          (4.8)             (4.3)          29.5            30.2
                          ------------------------------------------------------------------------------------------------
Total                             $85.6              $86.5        $(17.7)           $(16.6)         $67.9           $69.9
==========================================================================================================================

Amortization of acquisition intangibles for the three months ended March 31, 2004 and 2003 was $1.4 and $0.8, respectively. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal years 2004 and 2005 is $5.2, for the year 2006 is $5.1 and for the years 2007 and 2008 is $5.0. The Company does not have intangibles with indefinite useful lives other than goodwill.


(12)     Restructuring of Operations
         ---------------------------

The following table shows the cumulative activity of the restructuring charge the Company recorded in 2002. A detailed description of the restructuring charge is set forth in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K. This restructuring is expected to be completed during the second quarter of 2004.

                                                                Plant                  Asset
                                           Severance   Decommissioning           Write-downs             Total
---------------------------------------------------------------------------------------------------------------
2002 charges                                  $ 7.5               $ 0.8               $ 7.7             $16.0
Cash expenditures                              (6.0)               (0.1)               (0.2)             (6.3)
Non-cash write off                               -                   -                 (7.2)             (7.2)
Balance December 31, 2002                     $ 1.5               $ 0.7               $ 0.3             $ 2.5
Cash payments                                  (1.3)               (0.2)                 -               (1.5)
Balance December 31, 2003                     $ 0.2               $ 0.5               $ 0.3             $ 1.0
Cash payments                                    -                 (0.1)                 -                 -
                                 ------------------------------------------------------------------------------
Balance March 31, 2004                        $ 0.2               $ 0.4               $ 0.3             $ 0.9
===============================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)


(13)     Commodity and Derivative Financial Instruments
         ----------------------------------------------

As of March 31, 2004, the Fortier facility's 2004 remaining forecasted natural gas utility requirements were 54% hedged. At March 31, 2004, the Company had $8.3 of natural gas forward contracts with April through October 2004 delivery dates outstanding.

At March 31, 2004, the Company had outstanding natural gas swaps with a fair value gain of $0.5, net of taxes.

During March 2004, the Company terminated its two interest rate swap agreements that had effectively converted the interest cost on a total of $50.0 of the Company's 4.60% Notes to a floating rate basis for the life of the Notes due July 1, 2013. Upon termination, the Company received approximately $3.0 in cash of which $0.3 represented accrued interest through the termination date. The net gain of $2.7 recorded upon termination is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of unamortized swap settlement included in long-term debt was $2.7 at March 31, 2004.

In April 2004, the Company entered into a $50.0 interest rate swap to effectively convert $50.0 of its 4.60% Notes to a floating rate basis for the remaining life of the Notes.

For more information, refer to Note 4 to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.


(14)     Employee Benefit Plans
         ----------------------

Net periodic cost for the Company's pension and postretirement benefit plans for the three months ended March 31 was as follows:

                                   Pension Plans        Postretirement Plans
                                 2004       2003          2004      2003
-----------------------------------------------------------------------------
Service cost                     $   3.7    $   3.2      $   0.5    $    0.3
Interest cost                        8.7        8.0          4.3         4.1
Expected return on plan assets      (9.4)      (8.8)        (1.3)       (1.3)
Net amortization and deferral        1.6        1.1         (2.7)       (2.7)
                               ---------------------    ---------------------
Net periodic cost                $   4.6    $   3.5      $   0.8    $    0.4
-----------------------------------------------------------------------------

The Company previously disclosed in its notes to the consolidated financial statements for the year ended December 31, 2003, that it expected to contribute $17.0 to its U.S. pension plans in 2004. As of March 31, 2004, $13.3 of contributions have been made. While the Company was not obligated to make any contribution in 2004, it currently anticipates contributing an additional $4.2 to $12.7 to fund its U.S. pension plans in 2004 for a total range of $17.5 to $26.0. The Company makes these voluntary contributions as a part of its normal financial planning.

The net periodic cost above for the postretirement plans does not reflect any amount associated with a potential subsidy under the Medicare Act.

The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans for the three months ended March 31, 2004 and 2003 were $4.0 and $3.1, respectively.

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

In the course of the Company's ongoing operations, a number of strategic product line acquisitions and dispositions have been made. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company's consolidated results from the dates of the respective acquisitions. A further discussion of acquisitions and dispositions can be found in Note 2 to the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.


Results of Operations
---------------------

First Quarter of 2004 versus First Quarter of 2003
--------------------------------------------------

Net sales for the first quarter of 2004 were $415.2 compared with $367.4 for the first quarter of 2003. All segments reported increased sales. In the two Specialty Chemical segments sales increased primarily due to the acquisitions completed in the second half of 2003 and favorable exchange rate changes. The Specialty Materials sales increase was volume related and comes from the military, rotorcraft and high performance automotive sectors. Building Block Chemical sales were up principally due to price increases which were driven by higher raw material and energy costs.

Manufacturing cost of sales was $312.7, or 75.3 % of net sales, in the first quarter of 2004, compared to $272.4, or 74.1% of sales, for the prior year period. Cost of sales was primarily impacted by higher raw material and energy costs of $11.0. Absorption of fixed costs was $1.5 lower than the prior year period principally due to lower production levels in the Building Block Chemicals segment. However, the favorable overall impact of exchange rate changes and higher selling prices offset much of the increase in raw material and energy costs as a percent of sales. Thus, gross margin percent was down only 1.2%.

Selling and technical services increased $4.8 primarily due to ongoing costs of the acquired businesses in the Specialty Chemical segments completed in the second half of 2003, the impact of exchange rate changes for operations in countries outside of the United States and higher costs in the Specialty Materials segment where the Company has added personnel for its growth initiatives.

Research and process development increased $0.9 primarily as a result of ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003.

Administrative and general increased $1.5 with the primary drivers being ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003 of approximately $0.4, an increase in certain litigation costs of $0.3 and the impact of exchange rate changes for operations in countries outside of the United States.

Other income (expense), net improved $2.1 principally due to a gain of $2.0 related to the sale in 1999 of the Company's share of its methanol joint venture where the Company would receive additional proceeds if the market price of methanol stayed above an agreed upon index over a predetermined period of time. This agreement ended in February 2004 and methanol prices remained above the indexed price. Payment was received before the end of the quarter. In the first quarter of 2004, the Company received a "good-faith" payment of $1.0 from one of its insurance carriers related to lead defense costs that it recorded in other income (expense).

Equity in earnings of associated companies decreased $2.2 as a result of lower earnings of $1.7 from CYRO Industries, (CYRO), the Company's 50% owned acrylic plastics joint venture. Raw material costs were significantly higher for CYRO in the quarter. In addition, results for 2003 include earnings of $0.5 from the Company's former 50% owned Mitsui-Cytec joint venture. See Note 6 of the Notes to Consolidated Financial Statements.

The Company's effective tax rate for the first quarter of 2004 is 24% compared to 30% for the first quarter of 2003. This reduction reflects the Company's continued growth of earnings in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling. In the second quarter of 2003, the Company lowered its effective tax rate to 28%.

Net earnings were $30.9 or $0.77 per diluted share compared to $28.9 million or $0.73 per diluted share before the cumulative effect of the change in accounting principle in the first quarter of 2003.

In the first quarter of 2003 the Company recorded an after-tax, non-cash charge of $13.6 million ($0.34 per diluted share) reported as a cumulative effect of accounting change. This applies to the adoption of Financial Accounting Standard No. 143 (FAS 143), "Accounting for Asset Retirement Obligations" which became effective January 1, 2003. Net earnings in 2003, after the cumulative effect of accounting change as a result of adopting FAS 143, were $15.3 or $0.38 per diluted share.

Segment Results
---------------

First quarter 2004 to first quarter 2003 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:

=======================================================================================
                              First      First                    % Change Due to
                              Quarter    Quarter   Total   ----------------------------
                               2004      2003    % Change  Price  Volume/Mix   Exchange
---------------------------------------------------------------------------------------
  North America                  $35.2     $34.8      1%     0%        1%          0%
  Latin America                   19.8      14.4     38%    -5%       37%          6%
  Asia/Pacific Rim                11.0      10.9      1%    -3%       -8%         12%
  Europe/Middle East/Africa       26.4      25.7      3%    -2%       -6%         11%
                             ---------------------
  Total                          $92.4     $85.8      8%    -2%        4%          6%
=======================================================================================

Overall selling volumes improved 4% although acquisitions added 10%. Excluding acquisitions selling volumes decreased 6% due to reduction in mining chemicals volumes as a result of reduced production at two major mines undergoing repairs in Asia and in water treatment due to the Company's decision to exit certain low profit business. On a regional basis, approximately half of the higher sales volumes in Latin America were due to acquisitions and the remainder due to higher demand from both copper and alumina customers. In Asia-Pacific, acquisitions added 13% to selling volumes but this was more than offset by the impact of the reduced mine production discussed above. In Europe, acquisitions added 4% but base business was down in mining chemicals and in water treatment. Selling prices in Latin America and Asia-Pacific were down offsetting the favorable impact of exchange rate changes as much of the sales in these regions are tied to the U.S. dollar.

Earnings from operations were $3.6, or 4% of sales, compared to $6.9, or 8% of sales, in the first quarter of 2003. The decrease was primarily due to higher raw material costs, primarily propylene and ammonia, and energy costs of approximately $2.7, plus the lower base selling volumes. These more than offset the favorable impact from acquisitions.

Performance Products:

=============================================================================================
                                First    First                          % Change Due to
                               Quarter  Quarter     Total    --------------------------------
                                2004      2003    % Change   Price    Volume/Mix    Exchange
---------------------------------------------------------------------------------------------
  North America                  $67.7     $61.6     10%      -2%         11%           1%
  Latin America                    8.8       7.2     22%       3%         20%          -1%
  Asia/Pacific Rim                26.6      20.3     31%       0%         28%           3%
  Europe/Middle East/Africa       36.8      30.7     20%       2%          5%          13%
                             ---------------------
  Total                         $139.9    $119.8     17%       0%         13%           4%
=============================================================================================

Overall selling volumes improved 13% with acquisitions adding 11%. Excluding acquisitions, selling volumes improved 2% primarily in the coating chemicals product line. On a regional basis, North American selling volumes grew 11% with acquisitions accounting for 7%. Latin American sales volumes were up 20% with acquisitions accounting for 1%. All product lines in the region had higher volumes due to improved demand. Asia-Pacific selling volumes were up 28% with acquisitions accounting for 34% while base volumes were down 6% due to low demand. Selling volumes in Europe were up 5% with acquisitions accounting for 4%.

Earnings from operations were $13.5, or 10% of sales, compared to $11.8, or 10% of sales, in the first quarter of 2003. The favorable impact from acquisitions plus higher base sales volumes and net favorable exchange rate changes were only partially offset by increased raw material and energy costs of $1.6.

Specialty Materials:

============================================================================================
                                First    First                          % Change Due to
                               Quarter  Quarter     Total    -------------------------------
                                2004      2003    % Change   Price    Volume/Mix    Exchange
--------------------------------------------------------------------------------------------
  North America                  $80.8     $78.3      3%      -1%          4%           0%
  Latin America (1)                0.4       0.5      -        -           -            -
  Asia/Pacific Rim                 4.5       4.0     13%      -1%         14%           0%
  Europe/Middle East/Africa       34.6      25.3     37%      -2%         33%           6%
                            ----------------------
  Total                         $120.3    $108.1     11%      -1%         11%           1%
============================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes were up 11% with the increases coming from the military, rotorcraft and high performance automotive sectors. Selling volumes in Europe represent increased sales to Airbus plus sales to the high performance automotive sector. Selling volumes in North America reflected higher sales to military applications offset somewhat by reduced sales to the commercial aircraft sectors.

Earnings from operations were $23.2, or 19% of sales, compared to $22.3, or 21% of sales, in the first quarter of 2003. The impact of the higher sales volumes was mostly offset by increased manufacturing costs to meet the higher demand levels, unfavorable exchange rate changes and increased selling and technical services of $1.7 for continued investments for the segment's growth initiatives.

Building Block Chemicals:

=============================================================================================
                                First    First                          % Change Due to
                               Quarter  Quarter      Total   --------------------------------
                                2004      2003    % Change  Price   Volume/Mix    Exchange
---------------------------------------------------------------------------------------------
  North America                  $30.7     $20.9      47%       24%          23%         0%
  Latin America (1)                0.6       1.5       -         -            -          -
  Asia/Pacific Rim                18.5      14.1      31%       13%          18%         0%
  Europe/Middle East/Africa       12.8      17.2     -26%       -4%         -28%         6%
                             ---------------------
  Total                          $62.6     $53.7      17%       12%           3%         2%
=============================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes are up 3% principally due to acrylonitrile and its derivative product, hydrocyanic acid. North American selling volumes were up 23% primarily due to acrylonitrile as a result of new business and improved demand. Asia-Pacific selling volumes were up 18% due to higher acrylonitrile demand in the region. In the first quarter of 2003, more acrylonitrile was shipped to Europe where spot pricing was improved over Asia-Pacific. As a result, European selling volumes declined 28%. Selling prices are up overall due to improved demand and recovery of higher raw material costs.

Earnings from operations were $5.3, or 6% of sales, compared to $4.3, or 6% of sales, for the comparable period of 2003. Raw material and energy costs, primarily propylene, ammonia and natural gas, increased approximately $6.9 but this was mostly offset by higher selling prices of $6.1. The manufacturing facilities ran well although the acrylonitrile plant ran below capacity due to lack of propylene availability, a key raw material for acrylonitrile. In addition, the melamine plant was down for 24 days for its scheduled maintenance turnaround. Much of the melamine produced is used internally so there was little impact on sales. Offsetting much of the impact from reduced production levels was the net favorable impact of exchange rate changes.


Liquidity and Financial Condition
---------------------------------

At March 31, 2004 the Company's cash balance was $251.6 compared to $251.1 from year end 2003.

Net cash flow provided by operating activities were $22.7 for the first quarter of 2004 compared to $10.1 for the same period of 2003.

Trade accounts receivable dollars increased $28.9 as a result of the higher level of sales but days outstanding decreased approximately three days from year end. Inventories increased $9.0 due to higher demand levels in certain product lines. However, inventory days decreased by approximately seven days. Accounts payable increased $44.0 due to increased raw material purchases and timing of payments versus those made at year end. Accrued expenses decreased $24.6. The Company pays its incentive compensation and profit sharing payouts in the first quarter of the year for prior year performance. These accounted for $13.8 of the decline. In addition, the Company paid down a significant amount of accrued expenses in the quarter. There were higher than normal accrued expenses at year-end as invoices were accrued in December in anticipation of the cutover to new computer systems on January 1; after the cutover, invoices were paid through the new system. Other Assets increased due to payment of insurance premiums which will be amortized over the life of the policy periods. Other Liabilities reflect spending of $13.3 for funding of U.S. pension plans.

Net cash flows used for investing activities were $7.1 for the first quarter of 2004 compared to $18.8 for the same period of 2003.

Capital spending was $16.9 compared to $18.9 for the comparable period of 2003. The decline is attributable to lower spending on the Specialty Chemicals research building renovation project and the expansion of the Specialty Materials advanced composites manufacturing facility in Germany. Also during the quarter, the Company received $9.1, net of expenses, as a prepayment for a long term lease on a certain property for future development by a third party with an option to purchase later. The development of the property is not connected with Company operations. The net proceeds are being amortized to income over the life of the lease.

The Company believes that, based on its expected operating results for the next twelve months, it will be able to fund operating cash requirements and planned capital expenditures and dividends through the next twelve months from its internal cash generation.

Net cash flows used for financing activities totaled $11.6 in the first quarter of 2004 compared to $109.6 in the same period of 2003.

During the quarter, the Company repurchased 388,300 shares of stock at a cost of $13.2. This compares to the repurchase of 384,100 shares of stock at a cost of $11.3 for the same period of 2003. In March 2003, the Company repaid $100.0 of its 6.5% debt then due. The Company also received $2.7 for the early termination of two interest rate swaps which is being amortized over the life of the debt outstanding and being recorded as a reduction of interest expense. The Company also paid its first quarterly cash dividend of $0.10 per share which aggregated $3.9. This was approved by the Board of Directors and announced in January 2004.


OTHER
-----

2004 Outlook

In its April 22, 2004 press release, which was also filed as an exhibit to a current report on Form 8-K, the Company set forth its assumptions and management's best estimate of the second quarter and full year 2004 earnings at that time based on various assumptions set forth in its press release. The Company's April 22, 2004 updated forecast of diluted earnings per share is a range of $2.65 to $2.75 for the year, a 17% to 21% increase over 2003's diluted earnings per share of $2.27, before the cumulative effect of the accounting change, and second quarter diluted earnings per share is a range of $0.60 to $0.65.

The Company's guidance for 2004 outlook will be updated when it reports second quarter 2004 earnings in July 2004. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."


Significant Accounting Estimates
--------------------------------

See "Significant Accounting Estimates" under Item 7 of the Company's 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2004 and incorporated by reference herein.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For a discussion of market risks at year-end, refer to Item 7a of the Company's 2003 Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 26, 2004 and incorporated by reference herein. During 2004, the Company executed various foreign exchange transactions that do not materially alter the market risk assessment performed as of December 31, 2003. Other 2004 financial instrument transactions include:

Commodity Price Risk:
At March 31, 2004, the Company had $8.3 of natural gas forward contracts with April 2004 through October 2004 delivery dates outstanding and natural gas swaps with a fair value of $0.8, which will be reclassified into Manufacturing Cost of Sales through October 2004 as these swaps are settled.

Interest Rate Risk:
At March 31, 2004, the outstanding borrowings of the Company consisted of $9.2 short-term borrowings and fixed rate long-term debt, which had a carrying value of $418.6, a face value of $420.0 and a fair value, based on dealer quoted values of approximately $436.2.

During March 2004, the Company terminated its two interest rate swap agreements that had effectively converted the interest cost on a total of $50.0 of the Company's 4.60% notes to a floating rate basis for the life of the Notes due July 1, 2013. Upon termination, the Company received approximately $3.0 in cash of which $0.3 represented accrued interest through the termination date. The net gain of $2.7 recorded upon termination is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of unamortized swap settlement included in long-term debt was $2.7 at March 31, 2004.

Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt. Accordingly, assuming a March 31, 2004 hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change; however, the fair market value of the fixed rate long-term debt would decrease by approximately $19.4

In April, the Company entered into a $50.0 interest rate swap agreement to effectively convert $50.0 of its 4.60% Notes to a floating rate basis for the remaining life of the Notes.



Item 4.  Controls and Procedures
         -----------------------

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 as of the period ended March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company, in this section, includes predecessor entities being indemnified by Cytec.

Set forth below are updates to the legal proceedings section found in the Company's Annual Report on Form 10-K.

The Company is among several defendants in approximately 35 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage, and believes that these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company is pursuing an agreement with various of its insurers concerning coverage with respect to these matters. The Company has not recorded an insurance receivable relating to defense costs although it continues to pursue an agreement with various of its insurers concerning coverage with respect to these matters. In the first quarter of 2004, the Company received a "good-faith" payment of $1.0 from one of its insurance carriers that it recorded in other income (expense) and expects to recognize additional recoveries in future periods as negotiations with its insurers proceed. However, until a cost-sharing arrangement with one or more of its insurers has been determined, the Company will continue to expense its lead defense cost as incurred, without provision for potential insurance carriers.

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

The following table presents information about the asbestos claims against the Company.


                                        Three Months Ended      Year Ended
                                            March 31,          December 31,
                                               2004                2003
--------------------------------------------------------------------------------
Claims closed in period                          156               7,601
Claims filed in period                         1,734               7,648
Claims open at end of period                  28,533              26,955
================================================================================


See also the "Legal Proceedings" section in Item 3 of Part 1 and the first four paragraphs of "Environmental Matters" under "Business" in Item 1 of Part 1 of the Company's 2003 Annual Report on Form 10-K, and Note 6 of the Notes to Consolidated Financial Statements, herein.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

Not applicable.

Item 5.  Other Information
         -----------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).     Exhibits
                  --------

See Exhibit Index on page 23 for exhibits filed with this Quarterly Report on Form 10-Q.

         (b).     Reports on Form 8-K
                  -------------------

On January 23, 2004, the Company filed a report on Form 8-K attaching its press release announcing financial results for the quarter and year-ended December 31, 2003.

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


                                                 CYTEC INDUSTRIES INC.



                                By:/S/James P. Cronin
                                ---------------------
                                    James P. Cronin
                                    Executive Vice President and Chief Financial
                                    Officer



May 4, 2004

 Exhibit Index
 -------------

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2004 and 2003.

31.1 Certification of David Lilley, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2 Certification of James P. Cronin, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1 Certification of David Lilley, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2 Certification of James P. Cronin, Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002