Form 10-Q
period 2004-06-30
CYTEC INDUSTRIES INC/DE/
filed 2004-07-30
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------




                         Commission file number 1-12372


                              CYTEC INDUSTRIES INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      22-3268660
  -------------------------------                        ---------------
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

There were 39,140,822 shares of common stock outstanding at July 22, 2004.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX




                                                                                                              Page
                                                                                                              ----
Part I - Financial Information
    Item 1.           Consolidated Financial Statements                                                         3
                      Consolidated Statements of Income                                                         3
                      Consolidated Balance Sheets                                                               4
                      Consolidated Statements of Cash Flows                                                     5
                      Notes to Consolidated Financial Statements                                                6
    Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                               16
    Item 3.           Quantitative And Qualitative Disclosures About Market Risk                               25
    Item 4.           Controls and Procedures                                                                  25

Part II - Other Information
    Item 1.           Legal Proceedings                                                                        26
    Item 2.           Changes in Securities and Use of Proceeds                                                27
    Item 4.           Submission of Matters to a Vote of Secuity Holders                                       27
    Item 5.           Other Information                                                                        27
    Item 6.           Exhibits and Reports on Form 8-K                                                         27

    Exhibit Index                                                                                              29


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
-------  ---------------------------------

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                       -----------------------------       --------------------------------

                                                               2004            2003                 2004              2003
                                                       -------------    ------------       --------------     -------------

Net sales                                               $    422.0         $ 374.9          $     837.2           $ 742.2

Manufacturing cost of sales                                  314.6           279.0                627.3             551.4
Selling and technical services                                35.2            31.2                 70.1              61.2
Research and process development                              10.4             8.8                 19.5              17.0
Administrative and general                                    14.8            13.8                 28.1              25.6
Amortization of acquisition intangibles                        1.4             0.8                  2.8               1.6
                                                       -------------    ------------       --------------     -------------

Earnings from operations                                      45.6            41.3                 89.4              85.4

Other expense, net                                             8.6             2.5                  7.7               3.7
Equity in earnings of associated companies                     0.5             0.5                  0.8               3.1
Interest expense, net                                          4.5             3.0                  8.3               7.2
                                                       -------------    ------------       --------------     -------------

Earnings before income taxes and cumulative
     effect of accounting change                              33.0            36.3                 74.2              77.6

Income tax provision                                           4.0            10.9                 13.9              23.3
                                                       -------------    ------------       --------------     -------------

Earnings before cumulative effect of accounting
     change                                                   29.0            25.4                 60.3              54.3
                                                       -------------    ------------       --------------     -------------

Cumulative effect of accounting change,
      net of taxes of $7.3                                       -               -                    -             (13.6)

Net earnings                                            $     29.0         $  25.4           $     60.3           $  40.7
                                                       =============    ============       ==============     =============

Earnings before cumulative effect of accounting
      change, per common share
          Basic                                               $0.74           $0.65                $1.54            $1.40
          Diluted                                             $0.72           $0.64                $1.50            $1.36

Cumulative effect of accounting change,
      per common share
          Basic                                                  -               -                    -            $(0.35)
          Diluted                                                -               -                    -            $(0.34)

Earnings per common share
          Basic                                               $0.74           $0.65                $1.54            $1.05
          Diluted                                             $0.72           $0.64                $1.50            $1.02

Common dividends per share                                    $0.10              -                 $0.20                -

See accompanying Notes to Consolidated Financial Statements.


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)

                                                                                 June 30,                 December 31,
                                                                                   2004                      2003
                                                                               --------------            --------------
  ASSETS
  Current Assets
        Cash and cash equivalents                                           $         270.0           $         251.1
        Trade accounts receivable, less allowance for doubtful accounts
           of $7.0 and $7.6 in 2004 and 2003, respectively                            243.2                     217.1
        Other accounts receivable                                                      50.7                      50.2
        Inventories                                                                   192.4                     176.0
        Deferred income taxes                                                          16.3                       8.2
        Other current assets                                                           12.6                       8.8
                                                                               --------------            --------------
           Total current assets                                                       785.2                     711.4

        Investment in associated companies                                             81.8                      82.1

        Plants, equipment and facilities, at cost                                   1,550.9                   1,538.3
           Less:  accumulated depreciation                                           (899.0)                   (875.4)
                                                                               --------------            --------------
                Net plant investment                                                  651.9                     662.9

        Acquisition intangibles, net of accumulated amortization                       66.3                      69.9
        Goodwill                                                                      338.5                     339.7
        Deferred income taxes                                                          60.3                      85.7
        Other assets                                                                   76.8                      74.2
                                                                               --------------            --------------
        Total assets                                                        $       2,060.8           $       2,025.9
                                                                               ==============            ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
        Short-term borrowings                                               $           8.6           $           9.3
        Accounts payable                                                              131.3                      93.5
        Accrued expenses                                                              152.0                     170.5
        Income taxes payable                                                           49.7                      63.2
                                                                               --------------            --------------
           Total current liabilities                                                  341.6                     336.5

        Long-term debt                                                                418.7                     416.2
        Pension and other postretirement benefit liabilities                          327.4                     346.0
        Other noncurrent liabilities                                                  176.1                     171.8

  Stockholders' equity
        Preferred stock, 20,000,000 shares authorized;
           issued and outstanding 4,000 shares,
           Series C Cumulative, $0.01 par value at liquidation value of
           $25 per share                                                                0.1                       0.1
        Common stock, $.01 par value per share, 150,000,000
           shares authorized; issued 48,132,640 shares                                  0.5                       0.5
        Additional paid-in capital                                                    119.1                     122.2
        Retained earnings                                                           1,035.3                     982.9
        Unearned compensation                                                          (3.6)                     (5.3)
        Minimum pension liability                                                     (96.8)                    (96.8)
        Unrealized gains on derivative instruments                                      0.2                       0.3
        Accumulated translation adjustments                                            21.5                      38.0
        Treasury stock, at cost, 8,879,337 shares in 2004, and
           9,139,897 shares in 2003                                                  (279.3)                   (286.5)
                                                                               --------------            --------------
           Total stockholders' equity                                                 797.0                     755.4
                                                                               --------------            --------------
        Total liabilities and stockholders' equity                          $       2,060.8           $       2,025.9
                                                                               ==============            ==============
See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                              2004                       2003
                                                                                      -------------             --------------
  Cash flows provided by (used for) operating activities
         Net earnings                                                              $        60.3             $          40.7
         Noncash items included in net earnings:
               Dividends from associated companies greater than earnings                     0.3                         1.6
               Depreciation                                                                 42.9                        42.6
               Amortization                                                                  5.6                         3.1
               Deferred income taxes                                                        17.5                        (4.0)
               Gain on sale of assets                                                       (0.6)                          -
               Cumulative effect of accounting change, net of tax                              -                        13.6
               Other                                                                        (0.1)                        0.2
         Changes in operating assets and liabilities:
               Trade accounts receivable                                                   (31.2)                       (3.2)
               Other receivables                                                            (1.5)                        4.3
               Inventories                                                                 (19.4)                      (23.5)
               Accounts payable                                                             35.3                         0.4
               Accrued expenses                                                            (11.7)                      (13.8)
               Income taxes payable                                                         (8.1)                       12.8
               Other assets                                                                 (7.7)                       (4.5)
               Other liabilities                                                           (22.9)                      (34.4)
                                                                                      -------------             --------------
  Net cash flows provided by operating activities                                           58.7                        35.9
                                                                                      -------------             --------------

  Cash flows provided by (used for) investing activities
         Additions to plants, equipment and facilities                                     (35.7)                      (37.6)
         Proceeds received on sale of assets                                                 0.7                         0.1
         Advance payment received on land lease                                              9.1                           -
                                                                                      -------------             --------------
  Net cash flows used for investing activities                                             (25.9)                      (37.5)
                                                                                      -------------             --------------

  Cash flows provided by (used for) financing activities
         Proceeds from the exercise of stock options                                        11.5                         8.3
         Purchase of treasury stock                                                        (13.2)                      (12.3)
         Change in short-term borrowings                                                    (0.2)                          -
         Payments of long-term debt                                                            -                      (100.0)
         Proceeds from long-term debt                                                          -                       198.9
         Proceeds from termination of interest rate swap                                     2.7                           -
         Cash dividends                                                                     (7.8)                          -
                                                                                      -------------             --------------
  Net cash flows provided by (used for) financing activities                                (7.0)                       94.9
                                                                                      -------------             --------------

  Effect of currency rate changes on cash and cash equivalents                              (6.9)                        5.9
                                                                                      -------------             --------------

  Increase in cash and cash equivalents                                                     18.9                        99.2

  Cash and cash equivalents, beginning of period                                           251.1                       210.0
                                                                                      -------------             --------------

  Cash and cash equivalents, end of period                                         $       270.0             $         309.2
                                                                                      =============             ==============


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

The Company reduced the amount of stock option grants in 2004 by approximately 40% compared to the 2003 grants. This was effected by reducing the average size of option grants and by replacing option grants to certain employees with stock appreciation rights (SARS). SARS are accounted for as a liability under APB No. 25 and are payable in cash. Compensation cost for SARS is recognized in the income statement over the vesting period and through the life of the award based on changes in the current market price of the Company's common stock over the market price at the grant date. At June 30, 2004, the Company has recorded a liability relating to SARS of $0.3.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to all stock-based employee compensation:

                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                         June 30,
                                                                    ------------------------------   -----------------------------
                                                                        2004             2003            2004            2003
                                                                    -------------     ------------   -------------    ------------

Net earnings, as reported                                             $     29.0       $     25.4     $      60.3      $     40.7
Add :
       Stock-based employee compensation expense
       included in reported net earnings, net of related tax                 0.8              0.5             1.1             0.5
       effects
Deduct:
       Total stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related tax effects                                            1.7              2.0             3.5             3.9
                                                                         --------         --------       ---------        --------
Pro forma net earnings                                                $     28.1       $     23.9     $      57.9      $     37.3
Net earnings per share:
       Basic, as reported                                             $     0.74       $     0.65     $      1.54      $     1.05
       Basic, pro forma                                                     0.72             0.62            1.48            0.96
       Diluted, as reported                                           $     0.72       $     0.64     $      1.50      $     1.02
       Diluted, pro forma                                                   0.70             0.60            1.45            0.94


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)



The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  2004                2003
--------------------------------------------------------------------------------------------------
Expected life (years)                                               5.7                 5.6
Expected volatility                                                46.6  %             47.3  %
Expected dividend yield                                             1.0  %                -
Risk-free interest rate                                             3.4  %              2.9  %
Weighted average fair value of options granted
         during the year                                      $   16.20          $    12.56
--------------------------------------------------------------------------------------------------

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

In calculating basic and diluted earnings per share, there are no adjustments to net earnings (numerator). The following shows the reconciliation of weighted average shares (the denominator) used in the calculation of diluted earnings per share:

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                               --------------------------------       ---------------------------------
                                                   2004               2003                2004               2003
                                               -------------      -------------       --------------     --------------

Weighted average shares outstanding:             39,221,043         38,828,834           39,159,998         38,782,148
Effect of dilutive shares:
    Options                                       1,028,336          1,051,093              971,330            981,848
    Performance/Restricted Stock                     71,852            110,245               79,271            113,527
-----------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding              40,321,231         39,990,172           40,210,599         39,877,523
-----------------------------------------------------------------------------------------------------------------------


 (4)     Recently Issued Statements of Financial Accounting Standards
         ------------------------------------------------------------

In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act). In January 2004, the Financial Accounting Standards Board (FASB) issued Financial Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted the deferred recognition of the effects of the Medicare Act in the accounting for postretirement health care plans. The Company elected the deferral provided by this FSP. In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into income over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Companies may adopt the FSP retroactively or prospectively. The Company has chosen to defer the accounting for the adjustment to benefit costs and the benefit obligation and intends on implementing the new accounting standard in the third quarter of fiscal 2004, as permitted by the FSP. The Company's APBO and net periodic postretirement benefit costs as of and for the three and six months ended June 30, 2004 do not reflect the effect of the Medicare Act. While still preliminary, the Company expects the effect of the Medicare Act to reduce 2004's net periodic postretirement benefit cost by a slight amount.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)


(5)      Inventories
         -----------

Inventories consisted of the following:

                                                         June 30,                    December 31,
                                                           2004                          2003
----------------------------------------------------------------------------------------------------
Finished goods                                      $        129.5              $            114.9
Work in process                                               21.4                            21.5
Raw materials & supplies                                      75.1                            73.2
                                                       -------------               -----------------
                                                             226.0                           209.6
Less reduction to LIFO cost                                  (33.6)                          (33.6)
                                                       -------------               -----------------
Total inventories                                   $        192.4              $            176.0
----------------------------------------------------------------------------------------------------


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

Summarized financial information for the Company's equity in earnings of associated companies is as follows:

                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                         June 30,
                                                                    ------------------------------   -----------------------------
                                                                        2004             2003            2004            2003
                                                                    -------------     ------------   -------------    ------------

Net sales                                                             $     76.8       $     81.8     $     149.2      $   165.2
Gross profit                                                                 9.8             12.6            19.5           28.2
Earnings before cumulative effect of accounting change                       1.0              1.0             1.6            6.4
Cumulative effect of accounting change, net of tax                            -                -               -            (0.2)
                                                                         --------         --------       ---------        --------
Net earnings                                                          $      1.0       $      1.0     $       1.6      $     6.2
----------------------------------------------------------------------------------------------------------------------------------
The Company's equity in earnings of associated companies                     0.5              0.5             0.8            3.1
----------------------------------------------------------------------------------------------------------------------------------
The Company's equity in cumulative effect of adoption
       of SFAS 143, net of tax, of associated companies               $       -        $       -      $        -       $    (0.1)
----------------------------------------------------------------------------------------------------------------------------------


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

As of June 30, 2004 and December 31, 2003, the aggregate environmental related accruals were $75.6 and $79.6, respectively. As of June 30, 2004 and December 31, 2003, $11.0 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the six months ended June 30, 2004 and 2003 was $4.8 and $3.5, respectively. Included in 2004 is a payment of $2.5 related to an environmental remediation lawsuit settled by the Company in June 2004 which was charged against previously established reserves for this matter. This payment was part of a larger settlement related to several environmental and toxic tort lawsuits in the second quarter of 2004 discussed below under Other Contingent Liabilities.

These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties or if the Company is named in a new matter and determines an accrual needs to be provided for or if the Company determines it is not liable and no longer requires an accrual.

A further discussion of environmental matters can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

Other Contingent Liabilities

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or certain of its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of June 30, 2004 and December 31, 2003, the aggregate self-insured and insured contingent liability was $70.3 and $72.5, respectively. The asbestos liability included in the above amounts at June 30, 2004 and December 31, 2003 was $53.4 and $54.0, respectively, and the related insurance receivable was $28.1 at June 30, 2004 and $29.1 at December 31, 2003. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the asbestos claims against the
Company:

                                           Six Months Ended            Year Ended
                                               June 30,               December 31,
                                                 2004                     2003
                                         ---------------------     --------------------

Claims closed in period                         2,452                      7,601
Claims filed in period                          3,188                      7,648
Claims open at end of period                   27,691                     26,955
---------------------------------------------------------------------------------------


It should be noted that the ultimate liability and related insurance recovery for all pending and anticipated future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of the liability and insurance recovery. These variables include but are not limited to: (i) significant changes in the number of future claims; (ii) significant changes in the average cost of resolving claims; (iii) changes in the nature of claims received; (iv) changes in the laws applicable to these claims; and (v) financial viability of co-defendants, insurers and other indemnifying parties.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)


The Company is among several defendants in approximately 35 cases in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for the use in buildings. The different suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage, and believes that these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company has not recorded an insurance receivable relating to its defense costs although it continues to pursue an agreement with various of its insurers concerning coverage with respect to these matters. In the first quarter of 2004, the Company received a "good-faith" payment of $1.0 from one of its insurance carriers that it recorded in other expense, net and expects to recognize additional recoveries in future periods as negotiations with its insurers proceed. However, until a cost-sharing arrangement with one or more of its insurers has been determined, the Company will continue to expense its lead defense costs as incurred without provision for potential insurance recoveries.

During the second quarter of 2004, the Company recorded a pre-tax charge of $6.1 in connection with the settlement of several environmental and toxic tort lawsuits which were all related to a single manufacturing site operated by the former American Cyanamid Company prior to 1963. Cytec was spun off from American Cyanamid Company in 1993. The full settlement which was paid in the second quarter was $8.6, of which $2.5 was charged against a previously established environmental remediation reserve for these matters. While the Company felt its defenses were strong, developments in the second quarter led it to accelerate negotiations and increase the value of the settlement which ultimately the Company felt was the best option for the Company and its shareholders.

Periodically, the Company enters into settlement discussions for lawsuits or claims for which it has meritorious defenses and for which an unfavorable outcome against the Company is not probable. In such instances, no loss contingency is recorded since a loss is not probable and it is the Company's policy to accrue defense costs as incurred. Typically, the Company considers these types of settlements in fairly limited circumstances usually related to the avoidance of future defense costs and/or the elimination of any risk of an unfavorable outcome. Such settlements, if any, are recorded when it is probable a liability has been incurred, typically upon entering into a settlement agreement.

While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims or any settlement discussions related thereto, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)



(8)      Comprehensive Income
         --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, are as follows:

                                                                  Three Months Ended                        Six Months Ended
                                                                       June 30,                                 June 30,
                                                          -----------------------------------       -------------------------------
                                                               2004                2003                 2004             2003
                                                          ----------------    ---------------       --------------   --------------

Net earnings                                                $       29.0       $        25.4         $      60.3      $      40.7
Other comprehensive income (loss):
       Unrealized gain (loss) on derivative instruments             (0.3)                0.1                (0.1)            (0.1)
       Foreign currency translation adjustments                     (8.3)               19.6               (16.5)            25.1
                                                               -----------        -----------           ----------       ----------
Comprehensive income                                        $       20.4       $        45.1         $      43.7      $      65.7
-----------------------------------------------------------------------------------------------------------------------------------


(9)      Income Taxes
         ------------

The Company's tax rate for the second quarter of 2004 is 12% which reflects, an underlying 22% annual effective tax rate, down from the prior year's 30% due to continued earnings growth in lower tax jurisdictions, a reduction to the income tax provision of $2.4 related to a favorable outcome of the completion of several years of tax audits in an international tax jurisdiction and $0.8 related to the cumulative effect of decreasing the Company's annual effective tax rate from 24% utilized in the first quarter, to 22% as a result of continued earnings growth in lower tax jurisdictions.

In the second quarter of 2004, the Company received a final audit report issued by the Norwegian tax authorities disclosing an income adjustment with respect to a 1999 restructuring of the Company's European operations. The tax liability attributable to this adjustment, excluding interest and possible penalties, is equivalent to approximately $15.0. The Company has retained tax counsel to assist in the defense of this assessment since the issue will likely be litigated given the Company's vigorous defense in protesting the additional tax. Notwithstanding the Company's meritorious defenses in this matter, in prior years as this matter developed, the Company accrued for the potential unfavorable outcome of this dispute. Assuming the dispute resolution process follows a normal course, final resolution of the matter, and the impact, if any, on the cash flows of the Company will probably occur within one to two years.


 (10)    Other Financial Information
         ---------------------------

On April 22, 2004 the Board of Directors declared a $0.10 per common share cash dividend, paid on May 25, 2004 to shareholders of record as of May 10, 2004. Cash dividends paid in the second quarter of 2004 were $3.9 and for the six months ended June 30, 2004 were $7.8. No cash dividends were paid on common shares in 2003. On July 23, 2004 the Board of Directors declared a regular quarterly cash dividend of $0.10 per common share, payable on August 25, 2004 to shareholders of record as of August 10, 2004

Taxes paid for the six months ended June 30, 2004 and 2003 were $4.4 and $9.9, respectively. Interest paid for the six months ended June 30, 2004 and 2003 was $8.5 and $10.7, respectively.

Through June 30, 2004 and 2003, the Company repurchased 388,300 and 414,100 shares of stock at a cost of $13.2 and $12.3, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)


 (11)    Segment Information
         -------------------

Summarized segment information for the Company's four segments is as follows:

                                                    Three Months Ended                                  Six Months Ended
                                                         June 30,                                           June 30,
                                             ---------------------------------                 -----------------------------------
                                                2004                 2003                          2004                  2003
                                             -----------          ------------                 -------------         -------------

Net sales

Water and Industrial Process Chemicals        $  100.0            $     89.2                    $    192.4            $    174.9
Performance Products
     Sales to external customers                 142.5                 123.2                         282.4                 242.9
     Intersegment sales                            0.8                     -                           2.1                     -
Specialty Materials                              128.1                 107.9                         248.4                 216.1
Building Block Chemicals
     Sales to external customers                  51.4                  54.6                         114.0                 108.3
     Intersegment sales                           20.8                  18.0                          40.1                  34.4
                                                 -------             ---------                     ---------             ---------
Net sales from segments                          443.6                 392.9                         879.4                 776.6
Elimination of intersegment revenue              (21.6)                (18.0)                        (42.2)                (34.4)
                                                 -------             ---------                     ---------             ---------

Total consolidated net sales                  $  422.0            $    374.9                    $    837.2            $    742.2
----------------------------------------------------------------------------------------------------------------------------------

                                                          % of                  % of                   % of                  % of
                                                         sales                 sales                   sales                  sales
                                                         -------               -------                 -------               -------
Earnings (loss) from operations

Water and Industrial Process Chemicals        $    4.4       4%   $      3.7       4%     $      8.0       4%   $     10.6     6%
Performance Products                              17.0      12%         10.9       9%           30.5      11%         22.7     9%
Specialty Materials                               26.4      21%         20.0      19%           49.6      20%         42.3    20%
Building Block Chemicals                           0.3       0%          8.4      12%            5.6       4%         12.7     9%
                                                 -------             ---------               ---------             ---------

Earnings from segments                            48.1      11%         43.0      11%           93.7      11%         88.3    11%

Corporate and Unallocated                         (2.5)                 (1.7)                   (4.3)                 (2.9)
                                                 -------             ---------               ---------             ---------

Total consolidated earnings from operations   $   45.6      11%   $     41.3      11%     $     89.4      11%   $     85.4    12%
------------------------------------------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)



(12)     Goodwill and Other Acquisition Intangibles
         ------------------------------------------

The following is the activity in the goodwill balances for each segment:

                                          Water and
                                         Industrial
                                            Process      Performance        Specialty
                                          Chemicals         Products        Materials         Corporate          Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                 $  36.3          $  55.2          $ 247.5            $  0.7           $ 339.7
                                   ---------------------------------------------------------------------------------------
     Purchase adjustment                      (0.3)              -                -                 -               (0.3)
     Currency exchange                        (1.0)             0.1               -                 -               (0.9)
                                   ---------------------------------------------------------------------------------------
Balance, June 30, 2004                     $  35.0          $  55.3          $ 247.5            $  0.7           $ 338.5
--------------------------------------------------------------------------------------------------------------------------

Other acquisition intangibles as of June 30, 2004 and December 31, 2003, consisted of the following major classes:

                                                                      Accumulated
                                Gross carrying value                 amortization                 Net carrying value
--------------------------------------------------------------------------------------------------------------------------
                               June 30,       December 31,       June 30,      December 31,      June 30,    December 31,
                                   2004               2003           2004              2003          2004            2003
                          ------------------------------------------------------------------------------------------------
Technology-based                  $40.3              $41.0        $(10.3)            $(9.3)         $30.0           $31.7
Marketing-related                  10.8               11.0          (3.3)             (3.0)           7.5             8.0
Customer-related                   34.2               34.5          (5.4)             (4.3)          28.8            30.2
                          ------------------------------------------------------------------------------------------------
Total                             $85.3              $86.5        $(19.0)           $(16.6)         $66.3           $69.9
--------------------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the three months ended June 30, 2004 and 2003 was $1.4 and $0.8, respectively and for the six months ended June 30, 2004 and 2003 were $2.8 and $1.6, respectively. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal years 2004 and 2005 is $5.4 and for the years 2006 through 2009 is $5.3. The Company does not have intangibles with indefinite useful lives other than goodwill.


(13)     Restructuring of Operations
         ---------------------------

The following table shows the cumulative activity of the restructuring charge the Company recorded in 2002. A detailed description of the restructuring charge is set forth in Note 3 of the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

                                                                       Plant
                                                                      Decom-              Asset Write-
                                                Severance           missioning             downs                Total
                                               -------------      --------------      ------------------    -------------
2002 charges                                   $       7.5         $       0.8            $        7.7      $      16.0
Cash payments                                         (6.0)               (0.1)                   (0.2)            (6.3)
Non-cash write-off                                       -                   -                    (7.2)            (7.2)
                                                  ----------          ----------             -----------       ----------
Balance December 31, 2002                      $       1.5         $       0.7            $        0.3      $       2.5
Cash payments                                         (1.3)               (0.2)                      -             (1.5)
                                                  ----------          ----------             -----------       ----------
Balance December 31, 2003                      $       0.2         $       0.5            $        0.3      $       1.0
Cash payments                                            -                (0.2)                      -             (0.2)
Charges (credits) to income                            0.4                (0.2)                   (0.3)            (0.1)  (a)
Other adjustments                                     (0.6)  (b)          (0.1)  (c)                 -             (0.7)
                                                  ----------          ----------             -----------       ----------
Balance June 30, 2004                          $         -         $         -            $          -      $         -
-------------------------------------------------------------------------------------------------------------------------

     (a) In reassessing the reserve, a $0.1 net credit to income resulted from reduced plant decommissioning expenses and completion of asset write downs less than originally estimated. This was mostly offset by higher severance costs mainly attributable to long term pension payments.
     (b) Long term pension payments which were part of the estimated severance costs were transferred from the restructuring reserve to long term liabilities. Final payout is forecasted to be 2011.
     (c) Remaining plant decommissioning expense was transferred to accrued liabilities and is expected to be completed before the end of 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)


 (14)    Commodity and Derivative Financial Instruments
         ----------------------------------------------

As of June 30, 2004, the Fortier facility's 2004 remaining forecasted natural gas utility requirements were 63% hedged. At June 30, 2004, the Company had $7.4 of natural gas forward contracts with July 2004 through March 2005 delivery dates outstanding.

At June 30, 2004, the Company had outstanding natural gas swaps with a fair value gain of $0.2, net of taxes.

During March 2004, the Company terminated its two interest rate swap agreements that had effectively converted the interest cost on a total of $50.0 of the Company's 4.60% Notes to a floating rate basis for the life of the Notes due July 1, 2013. Upon termination, the Company received approximately $3.0 in cash of which $0.3 represented accrued interest through the termination date. The net gain of $2.7 recorded upon termination is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of unamortized swap settlement included in long-term debt was $2.6 at June 30, 2004.

In April 2004, the Company entered into a new $50.0 interest rate swap to effectively convert $50.0 of its 4.60% Notes to a floating rate basis for the remaining life of the Notes. The fair value as of June 30, 2004 of the Company's interest rate swap was ($1.3) and is included in long-term debt. Interest income from this swap is included in interest expense, net.

For more information, refer to Note 4 to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.


(15)     Employee Benefit Plans
         ----------------------

Net periodic cost for the Company's pension and postretirement benefit plans was as follows:

                                                    Pension Plans                       Postretirement Plans
                                           ---------------------------------        -----------------------------

                                                                Three Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                    2004               2003                2004             2003
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        3.6       $        3.3       $         0.4      $       0.4
       Interest cost                                8.7                8.1                 4.2              4.1
       Expected return on plan assets              (9.4)              (8.8)               (1.3)            (1.3)
       Net amortization and deferral                1.5                1.0                (2.5)            (2.6)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $        4.4       $        3.6       $         0.8      $       0.6
       ----------------------------------------------------------------------------------------------------------

                                                                 Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                    2004               2003                2004             2003
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        7.3       $        6.5       $         0.9      $       0.7
       Interest cost                               17.4               16.1                 8.5              8.2
       Expected return on plan assets             (18.8)             (17.6)               (2.6)            (2.6)
       Net amortization and deferral                3.1                2.1                (5.2)            (5.3)
                                              -----------        -----------       ------------       ----------
       Net periodic cost                   $        9.0       $        7.1       $         1.6      $       1.0
       ----------------------------------------------------------------------------------------------------------

The Company disclosed in its quarterly report on Form 10-Q for the quarter ended March 31, 2004, that it expected to contribute $17.5 to $26.0 to its U.S. pension plans in 2004. As of June 30, 2004, $17.5 of contributions have been made. The Company makes these voluntary contributions as a part of its normal financial planning.

The net periodic cost above for the postretirement plans does not reflect any amount associated with a potential subsidy under the Medicare Act. For more information refer to Note 4 of the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)



The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans for the three months ended June 30, 2004 and 2003 were $3.8 and $3.0, respectively and for the six months ended June 30, 2004 and 2003 were $7.8 and $6.0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of the Company's raw materials are derived from these two commodities. Key raw materials for the Specialty Chemical and Building Block Chemicals segments are propylene, ammonia, methanol derivatives and natural gas for utilities. Discussion of the year to year impact for raw materials and energy is provided in our segment discussion. In addition, higher global demand levels have limited availability of certain of the Company's raw materials. To date, this has not had any material impact on the Company's operations.

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

Results of Operations
---------------------

Second Quarter of 2004 versus Second Quarter of 2003
----------------------------------------------------

Net sales for the second quarter of 2004 were $422.0 compared with $374.9 for the second quarter of 2003. The two Specialty Chemical segments had increased sales primarily due to the acquisitions completed in the second half of 2003 and improving demand for its base business in the Performance Products segment. The Specialty Materials segment increase was the result of increased sales in all sectors. The Building Block Chemical segment sales decreased as a result of the acrylonitrile manufacturing facility being down for most of the month of May for its scheduled maintenance turnaround resulting in less product for sale, although this was partially offset by higher selling prices for its products driven by higher raw material and energy costs.

Manufacturing cost of sales was $314.6, or 74.5% of net sales, in the second quarter of 2004, compared to $279.0, or 74.4% of sales, for the prior year period. Cost of sales was primarily impacted by higher raw material and energy costs of $12.3. This was offset somewhat by higher selling prices of $4.8, the impact of net favorable exchange rate changes of $3.1 and a favorable product mix. Thus, gross margin percent had a decrease of only 0.1%.

Selling and technical services increased $4.0 primarily due to ongoing costs of the acquired businesses in the Specialty Chemical segments completed in the second half of 2003, the impact of exchange rate changes of $0.8 for operations in countries outside of the United States and higher costs in the Specialty Materials segment of $0.9 where the Company is investing in personnel, product qualifications and commercialization of new products for its growth initiatives.

Research and process development costs increased $1.6 primarily as a result of ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003, and higher costs associated with the start-up of the newly renovated Specialty Chemicals Technology Center.

Administrative and general increased $1.0 primarily driven by ongoing costs of the acquired businesses of the specialty chemical segments completed in the second half of 2003 of approximately $0.5, an increase of $0.3 in performance stock expense due to the increase in the price of the Company's stock and the impact of exchange rate changes of $0.2 for operations in countries outside of the United States.

Other expenses increased $6.1 due to a charge of $6.1 in connection with the settlement of several environmental remediation and toxic tort lawsuits all related to a single manufacturing site operated by the former American Cyanamid Company prior to 1963. Cytec was spun off from American Cyanamid Company in 1993.

Equity in earnings of associated companies was unchanged with the year ago period although there were two offsetting factors. First, earnings from CYRO Industries increased as higher sales volumes and prices offset higher raw material costs. Second, results for 2003 include earnings of $0.5 from the Company's former 50% owned Mitsui-Cytec joint venture. See Note 6 of the Notes to Consolidated Financial Statements.

The Company's tax rate for the second quarter of 2004 is 12% which reflects, an underlying 22% annual effective tax rate, down from the prior year's 30% due to continued earnings growth in lower tax jurisdictions, a reduction to the income tax provision of $2.4 related to a favorable outcome of the completion of several years of tax audits in an international tax jurisdiction and $0.8 related to the cumulative effect of decreasing the Company's annual effective tax rate from 24% utilized in the first quarter, to 22% as a result of continued earnings growth in lower tax jurisdictions.

Net earnings were $29.0 or $0.72 per diluted share compared to $25.4 or $0.64 per diluted share in the second quarter of 2003. Net earnings for 2004 include a net charge of $0.06 per diluted share made up of an after-tax charge of $4.8 or $0.12 per diluted share for the aforementioned settlement related to several environmental and toxic tort lawsuits and a credit to income taxes of $2.4 or $0.06 per diluted share related to the completion of prior year tax audits in an international tax jurisdiction.


Segment Results
---------------

Second quarter 2004 to second quarter 2003 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:
---------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales

                                                   Second      Second                            % Change Due to
                                                  Quarter     Quarter          Total     ----------------------------------------
                                                     2003        2004        % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $  37.2        $35.2          6%             1%             5%            0%
  Latin America                                      19.5         14.2         37%             0%            35%            2%
  Asia/Pacific Rim                                   10.8         13.4        -19%             0%           -22%            3%
  Europe/Middle East/Africa                          32.5         26.4         23%             0%            15%            8%
                                                ---------- ------------
  Total                                            $100.0        $89.2         12%             1%             8%            3%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 8% with acquisitions accounting for 10%. The 2% decline in base business volumes is attributable to a reduction in the Mining chemicals product line as a result of lower orders from reduced production levels at a major mine undergoing repairs in Asia, a decrease in phosphine chemicals due to higher volumes in 2003 for sales of a new product for a nickel-cobalt mine startup and a reduction in water treatment chemicals as the Company exits low profit municipal business. On a regional basis, sales volumes in North America were up with acquisitions accounting for 10% offset primarily by the decision to exit low profit municipal business in the Water Treatment product line. Sales volumes are up in Latin America with acquisitions accounting for 25% and the remainder due primarily to improved demand in the copper markets. The decline in Asia-Pacific sales volume reflects the mine slowdown and the high phosphine sales in 2003 discussed above slightly offset by acquisitions which added 5%. Sales volumes are up in Europe with acquisitions adding 6% with the remaining increase primarily in the water treatment product line.

Earnings from operations were $4.4, or 4% of sales, compared to $3.7 or 4% of sales, in the second quarter of 2003. The increase in earnings is attributable to the effect of the acquisition of Avecia's mining chemical business in the second half of 2003 which offset the increase in raw material and energy costs of $2.5.

Performance Products:
---------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                        Second      Second                            % Change Due to
                                                  Quarter     Quarter          Total     ----------------------------------------
                                                     2004        2003        % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                  $   68.3      $  61.7         11%             0%            11%            0%
  Latin America                                       8.1          6.9         17%            -1%            17%            1%
  Asia/Pacific Rim                                   27.7         20.7         34%            -1%            33%            2%
  Europe/Middle East/Africa                          38.4         33.9         13%             0%             6%            7%
                                                ---------- ------------
  Total                                            $142.5       $123.2         16%             0%            14%            2%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 14% with acquisitions accounting for 10%. Base selling volumes improved 4% and it was spread across all product lines. On a regional basis North American sales volumes are up with acquisitions adding 5% and the remainder due to improved demand. Latin American sales volumes are up in the coating resins and plastic markets. Asia-Pacific sales volumes are up with acquisitions accounting for the majority of the increase. Europe sales volumes are up with acquisitions adding 5% and the remainder due to improved demand in coating resins markets.

Earnings from operations were $17.0, or 12% of sales, compared to $10.9, or 9% of sales, in the second quarter of 2003. The favorable impact from acquisitions, higher base sales volumes, improved manufacturing operations and net favorable exchange rate changes more than offset the effect of higher raw material and energy costs of $0.8.


Specialty Materials:
--------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                        Second      Second                            % Change Due to
                                                  Quarter     Quarter          Total     ----------------------------------------
                                                     2004        2003        % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $   87.1    $  79.0          10%             0%            10%            0%
  Latin America (1)                                    0.3        0.4           -              -              -             -
  Asia/Pacific Rim                                     5.7        4.3          33%             0%            33%            0%
  Europe/Middle East/Africa                           35.0       24.2          45%            -5%            45%            5%
                                                ----------- ----------
  Total                                             $128.1     $107.9          19%            -1%            19%            1%
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 19% with the increases coming from the large commercial aircraft, regional and business jets and rotorcraft, military, and high performance automotive sectors. On a regional basis the increase in North America sales volumes represents increased sales primarily to large commercial aircraft, military, business and regional jet applications. Europe sales volumes are up principally due to increased sales to large commercial aircraft and high performance automotive applications. The increase in Asia-Pacific selling volumes is principally related to new commercial aircraft business.

Earnings from operations were $26.4, or 21% of sales, compared to $20.0, or 19% of sales, in the second quarter of 2003 all attributable to the increase in selling volumes.

Building Block Chemicals:
-------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                        Second      Second                            % Change Due to
                                                  Quarter     Quarter          Total     ----------------------------------------
                                                     2004        2003        % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                     $27.5       $24.6          12%            13%            -1%            0%
  Latin America (1)                                   0.7         1.1           -              -              -             -
  Asia/Pacific Rim                                   13.8        16.4         -16%            19%           -35%            0%
  Europe/Middle East/Africa                           9.4        12.5         -25%            -4%           -25%            4%
                                                ---------- -----------
  Total                                             $51.4       $54.6          -6%            10%           -17%            1%
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes decreased 17% primarily as a result of the acrylonitrile manufacturing plant being down for most of the month of May for its regularly scheduled maintenance shutdown and this had the largest impact in the Asia-Pacific and Europe regions where selling volumes declined due to lower acrylonitrile availability. Selling prices were up primarily reflecting partial recovery of the higher raw material and energy costs.

Earnings from operations were $0.3 compared to $8.4, or 12% of sales, for the comparable period of 2003. The decrease in earnings is due to the scheduled maintenance downtime for the acrylonitrile manufacturing plant reducing sales and fixed cost absorption related to acrylonitrile and its co-product, hydrocyanic acid. As a result of the shutdown, maintenance costs were higher than the year ago period. In addition, selling price increases of $5.6 were not enough to offset higher raw material and energy costs of $9.0.


First Six Months of 2004 versus First Six Months of 2003
--------------------------------------------------------

Net sales for the first six months of 2004 were $837.2 compared with $742.2 for the prior year period. All segments reported increased sales. In the two Specialty Chemical segments sales increased primarily due to the acquisitions completed in the second half of 2003 and favorable exchange rate changes. The Specialty Materials segment sales increase was volume related and all sectors participated. The Building Block Chemicals segment sales increased principally due to higher selling prices which were driven by higher raw material and energy costs offset somewhat by a decrease in sales volumes due to the scheduled maintenance shutdown of the acrylonitrile production facility which reduced product available for sale.

Manufacturing cost of sales was $627.3, or 74.9 % of net sales, in the first six months of 2004, compared to $551.4, or 74.3% of sales, for the prior year period. Cost of sales was primarily impacted by higher raw material and energy costs of $21.2. This was offset somewhat by higher selling prices of $7.9, net favorable exchange rate changes of $7.3 and a favorable product mix. Thus, gross margin was down only 0.6%.

Selling and technical services was $70.1 versus $61.2 in the prior year period due to ongoing costs of the acquired businesses in the Specialty Chemical segments completed in the second half of 2003, the impact of exchange rate changes for operations in countries outside of the United States of $2.4 and higher costs of $2.6 in the Specialty Materials segment where the Company is investing in personnel, product qualifications and commercialization of new products for its growth initiatives.

Research and process development was $19.5 versus $17.0 in the prior year period primarily as a result of ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003, and higher costs associated with the start up of the newly renovated Specialty Chemicals Technology Center.

Administrative and general expenses were $28.1 versus $25.6 in the prior year period with the primary drivers being ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003 of approximately $0.9, an increase in performance stock expense of $0.7 due to the increase in the Company's stock price versus the year ago period and the impact of exchange rate changes for operations in countries outside of the United States of $0.6.

Other expense, net is a loss of $7.7 versus a loss of $3.7 in the prior year period. Included in 2004 results is a charge of $6.1 for settlement of several environmental remediation and toxic tort lawsuits partially offset by a gain of $2.0 related to the sale in 1999 of the Company's share of its methanol joint venture where the Company would receive additional proceeds if the market price of methanol stayed above an agreed upon index over a predetermined period of time. This agreement ended in February 2004 and methanol prices remained above the indexed price. The Company also received in the first quarter of 2004, a "good faith" payment of $1.0 from one of its insurance carriers related to lead defense costs that it recorded in other expense, net. Finally, litigation costs primarily pertaining to businesses and sites that the Company no longer operates in were up $1.9.

Equity in earnings of associated companies was $0.8 versus $3.1 in the prior year period. The decrease is the result of lower earnings of $1.1 from CYRO Industries (CYRO) the Company's 50% owned acrylic plastics joint venture. Higher raw material costs account for the decrease in CYRO earnings. In addition, results for 2003 include earnings of $1.0 from the Company's former 50% owned Mitsui-Cytec joint venture. See Note 6 of the Notes to Consolidated Financial Statements.

The Company's tax rate for the first six months of 2004 is 19% versus a 30% tax rate for the first six months of 2003. This reduction reflects an underlying 22% annual effective tax rate due to the Company's continued earnings growth in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling received in the first quarter of 2004. In addition, in the second quarter of 2004, the Company recorded a reduction to its tax liabilities due to the completion of several years of tax audits in an international tax jurisdiction resulting in a reduction of $2.4 to the income tax provision.

Net earnings were $60.3 or $1.50 per diluted share. Included in results for 2004 is a net charge of $0.06 per diluted share made up of a charge of $4.8 after tax or $0.12 per diluted share for the settlement of several environmental and toxic tort lawsuits and a $2.4 decrease in the income tax provision or $0.06 per diluted share as a result of the completion of prior years' income tax audits in an international tax jurisdiction. This compares to $54.3 or $1.36 per diluted share in the first six months of 2003 before the cumulative effect of the change in accounting principle.

In the first quarter of 2003, the Company recorded an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of accounting change related to the adoption of Financial Accounting Standard No.143 (FAS
143), "Accounting for Asset Retirement Obligations" which became effective January 1, 2003. Net earnings for the first six months in 2003, after the cumulative effect of accounting change as a result of adopting FAS 143, were $40.7 or $1.02 per diluted share.


Segment Results
---------------

First six months of 2004 to the first six months of 2003 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:
---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                         First        First                             % Change Due to
                                                     Half         Half         Total     ----------------------------------------
                                                     2004         2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $  72.4      $  70.0          3%             0%             3%            0%
  Latin America                                      39.3         28.5         38%            -2%            36%            4%
  Asia/Pacific Rim                                   21.8         24.3        -10%             0%           -16%            6%
  Europe/Middle East/Africa                          58.9         52.1         13%             0%             4%            9%
                                                ---------- ------------
  Total                                            $192.4       $174.9         10%             0%             6%            4%
----------------------------------------------- ---------------------------------------------------------------------------------

Overall selling volumes improved 6% with acquisitions accounting for 10%. The 4% decline in base business volumes is attributable to a reduction in the Mining chemicals product line as a result of lower orders from reduced production levels at a major mine undergoing repairs in Asia and a reduction in water treatment chemicals as the Company exited certain low profit municipal business. In addition, phosphine chemical selling volumes were negatively impacted in the first half of 2004 as 2003 had high sales of a new product for a nickel-cobalt mine startup. On a regional basis, sales volumes in North America were up 3% with acquisitions accounting for 9%. The 6% decline in base selling volumes is primarily due to the decision to exit low profit municipal business in the water treatment product line. Sales volumes were up in Latin America with acquisitions accounting for 22% and the remainder due primarily to improved demand in the copper mining markets. The 16% decline in Asia-Pacific sales volume reflects the mine slowdown and the high phosphine sales in 2003 discussed above, partially offset by acquisitions which added 5%. Sales volumes were up 4% in Europe with acquisitions accounting for 5%.

Earnings from operations were $8.0, or 4% of sales, compared to $10.6 or 6% of sales, in the first half of 2003. The decrease in earnings is attributable to the lower base selling volumes in the water treatment and mining chemical product lines and increases in raw material and energy costs of $4.9, offset somewhat by the favorable impact for the acquisition made in the second half of 2003.

Performance Products:

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                         First        First                             % Change Due to
                                                     Half         Half         Total     ----------------------------------------
                                                     2004         2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                    $136.0       $123.3         10%            -1%            11%            0%
  Latin America                                      16.9         14.1         20%             0%            20%            0%
  Asia/Pacific Rim                                   54.3         40.9         33%             0%            31%            2%
  Europe/Middle East/Africa                          75.2         64.6         16%             1%             5%           10%
                                                ---------- ------------
  Total                                            $282.4       $242.9         16%             0%            13%            3%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 13% with acquisitions accounting for 10%. Base selling volumes improved 3% and it was spread across all product lines. On a regional basis, North America sales volumes were up 11% with acquisitions adding 5% and the remainder due to improved demand.. Latin America sales volumes were up 20% primarily in the coating resins and plastic markets. Asia-Pacific sales volumes were up 31% with acquisitions accounting for all of the increase. Europe sales volumes were up 5% with acquisitions accounting for all of the increase.

Earnings from operations were $30.5, or 11% of sales, compared to $22.7, or 9% of sales, in the first half of 2003. The favorable impact from acquisitions, higher base sales volumes, improved manufacturing operations and net favorable exchange rate changes more than offset the effect of higher raw material and energy costs of $2.2.

Specialty Materials:
--------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                         First        First                             % Change Due to
                                                     Half         Half         Total     ----------------------------------------
                                                     2004         2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                     $167.9     $157.4           7%             0%             7%            0%
  Latin America (1)                                    0.7        0.9           -              -              -             -
  Asia/Pacific Rim                                    10.2        8.3          22%            -1%            23%            0%
  Europe/Middle East/Africa                           69.6       49.5          41%            -3%            39%            5%
                                                ----------- ----------
  Total                                             $248.4     $216.1          15%            -1%            15%            1%
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 15% with the increases coming from the large commercial aircraft, regional and business jets and rotorcraft, military, and high performance automotive sectors. On a regional basis the 7% increase in North America sales volumes represents increased sales primarily to large commercial aircraft, military, business and regional jet applications. Europe sales volumes are up 39% principally due to increased sales to large commercial aircraft and high performance automotive applications. The increase in Asia-Pacific selling volumes is principally related to new commercial aircraft business.

Earnings from operations were $49.6, or 20% of sales, compared to $42.3, or 20% of sales, in the first half of 2003. The increase is attributable to the increase in selling volumes offset somewhat by investment in manufacturing, selling and technical services as the Company adds resources for its growth initiatives.

Building Block Chemicals:
-------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                         First        First                             % Change Due to
                                                     Half         Half         Total     ----------------------------------------
                                                     2004         2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $  58.1     $  45.4          28%            17%            11%            0%
  Latin America (1)                                   1.4         2.6           -              -              -             -
  Asia/Pacific Rim                                   32.3        30.5           6%            16%           -10%            0%
  Europe/Middle East/Africa                          22.2        29.8         -25%            -4%           -27%            6%
                                                ---------- -----------
  Total                                            $114.0      $108.3           5%            10%            -7%            2%
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes decreased 7% as a result of the acrylonitrile manufacturing plant being down for most of the month of May for its regularly scheduled maintenance shutdown and this had the largest impact in the Asia-Pacific and Europe regions. North America selling volumes were up 11% with the majority due to new acrylonitrile business. North America and Asia Pacific selling prices were up primarily reflecting partial recovery of the higher raw material and energy costs.

Earnings from operations were $5.6, or 4% of sales compared to $12.7, or 9% of sales, for the comparable period of 2003. The decrease in earnings is partially due to the scheduled maintenance downtime for the acrylonitrile manufacturing plant reducing sales of acrylonitrile and its derivative product, hydrocyanic acid. As a result of the shutdown, maintenance costs were higher than the year ago period. In addition selling price increases of $11.2 were not enough to offset higher raw material and energy costs of $14.3.


Liquidity and Financial Condition
---------------------------------

At June 30, 2004 the Company's cash balance was $270.0 compared to $251.1 at year end 2003.

Net cash flow provided by operating activities were $58.7 for the first six months of 2004 compared to $35.9 for the same period of 2003.

Trade accounts receivable dollars increased $31.2 as a result of the higher level of sales but days outstanding is slightly lower. Inventories increased $19.4 due to increased demand levels and days on hand decreased by approximately four days. Accounts payable increased $35.3 due to increased raw material costs and purchases and timing of payments versus those made at year end. Accrued expenses decreased $11.7. The Company pays its incentive compensation and profit sharing payouts in the first quarter of the year. The payments totaled $13.8 and were offset somewhat by new accruals for the expected payments for performance for 2004. The Company also paid down approximately $4.8 against its maintenance shutdown reserves for the scheduled maintenance shutdowns of its acrylonitrile and melamine production facilities. Other assets increased due to payment of insurance premiums which will be amortized over the life of the policy periods and prepayments for funding of its European pension plans. Other liabilities decreased $22.9 as a result of environmental remediation spending of $4.8, retiree medical spending net of accruals of $6.7 and funding U.S. pension plans net of accruals of $11.8.

Net cash flows used for investing activities were $25.9 for the first six months of 2004 compared to $37.5 for the same period of 2003.

Capital spending was $35.7 compared to $37.6 for the comparable period of 2003. The net decline is attributable to lower spending on the Specialty Chemicals Technology Center renovation project. This is offset somewhat by increased spending in the Building Block Chemicals segment due to the maintenance turnarounds for the melamine and acrylonitrile facilities, spending at the three new locations from the two acquisitions made in the second half of 2003 and the expansion of the Specialty Materials advanced composites manufacturing facility in Germany. This project is essentially complete. Also in the first quarter of 2004, the Company received $9.1 net of expenses, as a prepayment for a long term lease on a certain property for future development by a third party with an option to purchase later. The development of the property is not connected with Company operations. The net proceeds are being amortized to income over the life of the lease.

Net cash flows used for financing activities totaled $7.0 in the first six months of 2004 compared to net cash flows provided by financing activities of $94.9 in the same period of 2003. The year ago period reflects the net impact of the Company's redemption of $100.0 of long-term debt on its scheduled maturity date and the issuance of $200.0 of long term debt.

During the first six months of 2004 the Company paid two quarterly cash dividends of $0.10 per common share which aggregated $7.8. On July 23, 2004 the Board of Directors declared a regular quarterly cash dividend of $0.10 per common share, payable on August 25, 2004 to shareholders of record as of August 10, 2004. Proceeds from stock option exercises totaled $11.5 compared to $8.3 for the same period of 2003. The total number of treasury shares reissued as a result of option exercises was approximately 685,400 for the first six months of 2004 compared with approximately 621,800 for the first six months of 2003. The Company repurchased approximately 388,300 shares of stock at a cost of $13.2 which compares to the repurchase of 414,100 shares of stock at a cost of $12.3 for the first six months of 2003. The Company also received $2.7 in the first six months of 2004 for the early termination of two interest rate swaps and is amortizing this amount over the life of the debt outstanding as a reduction of interest expense. In March 2003, the Company repaid $100.0 of its 6.50% debt then due. In June 2003, the Company sold $200.0 principal amount of 4.6% Notes due July 1, 2013. Proceeds to the Company from the sale of the Notes after deducting costs were approximately $198.9.

The Company believes that, based on its expected operating results for the next twelve months, it will be able to fund operating cash requirements and planned capital expenditures and dividends through the next twelve months from its internal cash generation.

OTHER
-----

2004 Outlook

In its July 22, 2004 press release, which was also filed as an exhibit to a current report on Form 8-K, the Company set forth its assumptions and management's best estimate of the third quarter and full year 2004 earnings at that time based on various assumptions including those set forth in its press release.

The Company's guidance for 2004 outlook will next be updated when it reports third quarter 2004 earnings in October 2004. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."


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

The Company intends to reinvest the unremitted earnings of international subsidiaries. Accordingly, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings. In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.

The Company's annual effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in various jurisdictions in which the Company operates. Significant judgment is required in determining the Company's annual effective tax rate and in evaluating its tax positions.

The Company establishes accruals for tax contingencies when, notwithstanding the reasonable belief that its tax return positions are fully supported, the Company believes that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained.

The Company continually evaluates its tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of on-going tax audits. Settlement of a given tax contingency could impact the income tax provision in the year of resolution. The Company's tax contingency accruals are presented in the balance sheet within income taxes payable.


For additional information on significant accounting estimates, see "Significant Accounting Estimates" under Item 7 of the Company's 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2004 and incorporated by reference herein.

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

Forward-looking statements include, among others, statements concerning the Company's (including its segments) outlook for the future, the accretive effects of acquisitions, the financial effects of divestitures, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates of and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, annual effective tax rates, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

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

Commodity Price Risk:
At June 30, 2004, the Company had $7.4 of natural gas forward contracts with July 2004 through March 2005 delivery dates outstanding and natural gas swaps with a fair value of $0.2, net of taxes, which will be reclassified into Manufacturing Cost of Sales through April 2005 as these swaps are settled.

Interest Rate Risk:
At June 30, 2004, the outstanding borrowings of the Company consisted of $8.6 short-term borrowings and fixed rate long-term debt, which had a carrying value of $418.7 a face value of $420.0 and a fair value, based on dealer quoted values of approximately $419.2.

During March 2004, the Company terminated its two interest rate swap agreements that had effectively converted the interest cost on a total of $50.0 of the Company's 4.60% Notes to a floating rate basis for the life of the Notes due July 1, 2013. Upon termination, the Company received approximately $3.0 in cash of which $0.3 represented accrued interest through the termination date. The net gain of $2.7 recorded upon termination is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of unamortized swap settlement included in long-term debt was $2.6 at June 30, 2004.

Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change; however, the fair market value of the fixed rate long-term debt would decrease by approximately $17.5 at June 30, 2004.

In April, the Company entered into a new $50.0 interest rate swap agreement to effectively convert $50.0 of its 4.60% Notes to a floating rate basis for the remaining life of the Notes. The fair value as of June 30, 2004 of the Company's interest rate swap was ($1.3) and is included in long-term debt.


Item 4.  Controls and Procedures
         -----------------------

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 as of the period ended June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described in the Company's Annual Report on Form 10-K, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations of the Company in any one accounting period. The Company, in this section, includes certain predecessor entities being indemnified by Cytec.

Set forth below are updates to the legal proceedings section found in the Company's Annual Report on Form 10-K.

The Company is among several defendants in approximately 35 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage, and believes that these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company is pursuing an agreement with various of its insurers concerning coverage with respect to these matters. The Company has not recorded an insurance receivable relating to its defense costs, although it continues to pursue an agreement with various of its insurers concerning coverage with respect to these matters. In the first quarter of 2004, the Company received a "good-faith" payment of $1.0 from one of its insurance carriers that it recorded in other expense, net and expects to recognize additional recoveries in future periods as negotiations with its insurers proceed. However, until a cost-sharing arrangement with one or more of its insurers has been determined, the Company will continue to expense its lead defense costs as incurred without provision for potential insurance recoveries.

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

The following table presents information about the asbestos claims against the Company.

                                           Six Months Ended            Year Ended
                                               June 30,               December 31,
                                                 2004                     2003
                                         ---------------------     --------------------
Claims closed in period                         2,452                      7,601
Claims filed in period                          3,188                      7,648
Claims open at end of period                   27,691                     26,955
---------------------------------------------------------------------------------------


During the second quarter, the Company settled for $8.6 several environmental remediation and toxic tort law suits all related to a single manufacturing site operated by the former American Cyanamid Company prior to 1963. The payment resolved the Company's liability on all open matters with respect to this site.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

The Company held its annual meeting of Common Stockholders on April 22, 2004. At this meeting, the following matters were voted on:

          1. Election of Directors - Ms. C.A. Davis and Mr. W.P. Powell were elected Directors at the Annual Meeting for terms ending at the Annual Meeting of Stockholders in 2007 by the following margins:

                                   Name                            Votes For          Votes Withheld
                    -----------------------------------      ----------------       -----------------
                    C.A. Davis                                    34,150,807               1,526,805
                    W.P. Powell                                   33,440,958               2,236,654


          2. The appointment of KPMG LLP as the Company's independent accountants for 2004 was ratified by the following margins:

                                   For                           Against                Abstain
                    -----------------------------------      ----------------       -----------------
                                34,078,885                      1,518,223                80,494

Item 5.   Other Information
          -----------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a).     Exhibits
                  --------

See Exhibit Index on page 29 for exhibits filed with this Quarterly Report on Form 10-Q.

         (b).    Reports on Form 8-K
                 -------------------

The Company filed a current report on Form 8-K dated April 23, 2004 regarding its disclosure of results of operations and financial condition for the first quarter of 2004.

The Company filed a current report on Form 8-K dated July 22, 2004 regarding its disclosure of results of operations and financial condition for the second quarter of 2004.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CYTEC INDUSTRIES INC.



                       By:  /S/ James P.  Cronin
                       -------------------------------------------
                           James P. Cronin
                           Executive Vice President and
                           Chief Financial Officer



July 30, 2004

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2004 and 2003.

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