Form 10-Q
period 2004-09-30
CYTEC INDUSTRIES INC/DE/
filed 2004-10-29
CIK 912513

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------


                         Commission file number 1-12372
                                                -------

                              CYTEC INDUSTRIES INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           22-3268660
        --------                                           ----------
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

There were 39,641,938 shares of common stock outstanding at October 20, 2004.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                      INDEX



                                                                                                            Page
                                                                                                        ============
Part I - Financial Information
    Item 1.           Consolidated Financial Statements                                                       3
                      Consolidated Statements of Income                                                       3
                      Consolidated Balance Sheets                                                             4
                      Consolidated Statements of Cash Flows                                                   5
                      Notes to Consolidated Financial Statements                                              6
    Item 2.           Management's Discussion and Analysis of Financial Condition and Results of              15
                      Operations
    Item 3.           Quantitative And Qualitative Disclosures About Market Risk                              24
    Item 4.           Controls and Procedures                                                                 24

Part II - Other Information
    Item 1.           Legal Proceedings                                                                      25
    Item 6.           Exhibits                                                                               26

    Signature                                                                                                27
    Exhibit Index                                                                                            28


PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Millions of dollars, except per share amounts)

                                                            Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                       -----------------------------       --------------------------------
                                                               2004            2003                 2004              2003
                                                       -------------    ------------       --------------     -------------
Net sales                                               $    433.5         $ 367.7             $1,270.7          $1,109.9

Manufacturing cost of sales                                  334.1           284.6                960.3             836.0
Selling and technical services                                34.0            31.4                103.8              92.6
Research and process development                              10.0             8.3                 29.4              25.2
Administrative and general                                    22.0            11.1                 49.8              36.8
Amortization of acquisition intangibles                        1.3             1.1                  4.1               2.7
                                                       -------------    ------------       --------------     -------------

Earnings from operations                                      32.1            31.2                123.3             116.6

Other expenses, net                                           (4.9)           (0.2)               (12.7)             (3.9)
Equity in earnings of associated companies                     2.2             2.3                  3.0               5.3
Interest expense, net                                          4.7             4.8                 13.0              11.9
                                                       -------------    ------------       --------------     -------------

Earnings before income tax provision and cumulative
          effect of accounting change                         24.7            28.5                100.6             106.1

Income tax provision                                           5.4             6.4                 19.7              29.7
                                                       -------------    ------------       --------------     -------------

Earnings before cumulative effect of  accounting
          change                                              19.3            22.1                 80.9              76.4
                                                       -------------    ------------       --------------     -------------

Cumulative effect of accounting change,
           net of taxes of $7.3                                  -               -                    -             (13.6)
                                                       -------------    ------------       --------------     -------------

Net earnings                                                   19.3           22.1                 80.9              62.8

Premium paid to redeem preferred stock                          9.9              -                  9.9                 -
                                                       -------------    ------------       --------------     -------------

Net earnings available to common stockholders           $      9.4         $  22.1           $     71.0           $  62.8
                                                       =============    ============       ==============     =============

Earnings available to common stockholders before cumulative
     effect of accounting change, per common share
          Basic                                               $0.24           $0.56                $1.81            $1.95
          Diluted                                             $0.23           $0.55                $1.75            $1.89

Cumulative effect of accounting change, per common share
          Basic                                                  -               -                    -            $(0.35)
          Diluted                                                -               -                    -            $(0.34)

Earnings available to common stockholders, per
     common share
          Basic                                               $0.24           $0.56                $1.81            $1.60
          Diluted                                             $0.23           $0.55                $1.75            $1.55

Dividends per common share                                    $0.10              -                 $0.30                -


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
            (Millions of dollars, except share and per share amounts)


                                                                       September 30,                    December 31,
                                                                            2004                           2003
                                                                       -------------                    ------------
ASSETS
Current assets
     Cash and cash equivalents                                             $        285.1            $        251.1
     Trade accounts receivable, less allowance for doubtful
     accounts of $7.0 and $7.6 in 2004 and 2003, respectively                       253.5                     217.1
     Other accounts receivable                                                       44.3                      50.2
     Inventories                                                                    196.9                     176.0
     Deferred income taxes                                                           18.3                       8.2
     Other current assets                                                            14.4                       8.8
                                                                    -----------------------         -----------------
          Total current assets                                                      812.5                     711.4

Investment in associated companies                                                   83.7                      82.1

Plants, equipment and facilities, at cost                                         1,570.1                   1,538.3
     Less: accumulated depreciation                                                (917.9)                   (875.4)
                                                                    -----------------------         -----------------
          Net plant investment                                                      652.2                     662.9

Acquisition intangibles, net of accumulated amortization                             65.4                      69.9

Goodwill                                                                            339.5                     339.7

Deferred income taxes                                                                66.5                      85.7

Other assets                                                                         84.6                       74.2
                                                                    -----------------------         -----------------

Total assets                                                               $      2,104.4            $      2,025.9
                                                                    =======================         =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Short-term borrowings                                              $             7.7           $           9.3
     Accounts payable                                                               121.6                      93.5
     Accrued expenses                                                               180.9                     170.5
     Income taxes payable                                                            54.1                      63.2
                                                                    -----------------------         -----------------

          Total current liabilities                                                 364.3                     336.5

Long-term debt                                                                      419.0                     416.2
Pension and other postretirement benefit liabilities                                318.0                     346.0
Other noncurrent liabilities                                                        176.6                     171.8
Stockholders' equity
     Preferred stock, 20,000,000 shares authorized, issued
        and outstanding 0 and 4,000 shares, Series C Cumulative
        at 2004 and 2003, respectively;                                                 -                       0.1
        $0.01 par value at liquidation value of $25 per share
     Common stock, $0.01 par value per share,
        150,000,000 shares authorized, issued 48,132,640 shares                       0.5                       0.5
     Additional paid-in capital                                                     120.6                     122.2
     Retained earnings                                                            1,042.0                     982.9
     Unearned compensation                                                           (3.0)                     (5.3)
     Minimum pension liability adjustment                                           (96.8)                    (96.8)
     Unrealized gain on derivative instruments                                        0.6                       0.3
     Accumulated translation adjustments                                             30.9                      38.0
     Treasury stock, at cost,
        8,528,264 shares in 2004 and 9,139,897 shares in 2003                      (268.3)                   (286.5)
                                                                    -----------------------         -----------------

          Total stockholders' equity                                                826.5                     755.4
                                                                    -----------------------         -----------------

Total liabilities and stockholders' equity                                  $     2,104.4            $      2,025.9
                                                                    =======================         =================


See accompanying Notes to Consolidated Financial Statements.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of dollars)

                                                                                   Nine Months Ended,
                                                                                     September 30,
                                                                                     -------------
                                                                          2004                        2003
                                                                          ----                        ----
Cash flows provided by (used for) operating activities
     Net earnings                                                      $     80.9                  $     62.8
     Noncash items included in earnings:
          Dividends from associated companies less than earnings             (1.9)                       (0.6)
          Depreciation                                                       64.5                        64.2
          Amortization                                                        8.6                         5.2
          Deferred income taxes                                               9.2                        (5.0)
          Gain on sale of assets                                             (0.6)                          -
          Gain on recognition of insurance recoveries                           -                        (2.2)
          Cumulative effect of accounting change, net of tax                    -                        13.6
          Other                                                               0.8                         0.6
     Changes in operating assets and liabilities:
          Trade accounts receivable                                         (40.4)                        1.9
          Other receivables                                                   4.8                         0.6
          Inventories                                                       (21.6)                      (12.6)
          Accounts payable                                                   25.0                         1.5
          Accrued expenses                                                    6.6                       (14.0)
          Income taxes payable                                               (1.2)                       18.0
          Other assets                                                      (17.0)                       (2.9)
          Other liabilities                                                 (33.0)                      (41.5)
                                                                       ------------                ------------

Net cash flows provided by operating activities                              84.7                        89.6
                                                                       ------------                ------------

Cash flows provided by (used for) investing activities
     Additions to plants, equipment and facilities                          (54.3)                      (60.9)
     Proceeds received on sale of assets                                      0.7                         0.1
     Acquisitions of businesses, net of cash received                           -                      (103.4)
     Advance payment received on land lease                                   9.1                           -
                                                                       ------------                ------------

Net cash flows used for investing activities                                (44.5)                     (164.2)
                                                                       ------------                ------------

Cash flows provided by (used for) financing activities
     Proceeds from the exercise of stock options                             20.9                        11.8
     Purchase of treasury stock                                             (13.2)                      (19.8)
     Change in short-term borrowings                                         (1.1)                          -
     Payments of long-term debt                                                 -                      (100.0)
     Proceeds from long-term debt                                               -                       198.9
     Proceeds from termination of interest rate swap                          2.9                           -
     Cash dividends                                                         (11.7)                          -
                                                                       ------------                ------------

Net cash flows provided by (used for) financing activities                   (2.2)                       90.9
                                                                       ------------                ------------

Effect of exchange rate changes on cash and cash equivalents                 (4.0)                        8.1
                                                                       ------------                ------------

Increase in cash and cash equivalents                                        34.0                        24.4

Cash and cash equivalents, beginning of period                              251.1                       210.0
                                                                       ------------                ------------

Cash and cash equivalents, end of period                               $    285.1                  $    234.4
                                                                       ============                ============


See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Millions of dollars, except per share amounts, unless otherwise indicated)

 (1)     Basis of Presentation
         ---------------------

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with US GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management of Cytec Industries Inc. (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements in order to conform to the current year's presentation.

(2)      Pending Acquisition and Related Events
         --------------------------------------

On October 1, 2004, the Company announced that it had signed a definitive agreement to purchase the Surface Specialties business of UCB Group ("UCB"), a Belgium biopharmaceutical and specialty chemical company, for cash and stock valued at 1.5 billion Euros ($1.9 billion at 1.27 US dollars per Euro). The acquisition, approved by the board of directors of both companies, is subject to customary closing conditions including the approval of regulatory authorities and is expected to close by December 31, 2004.

The cost of the acquisition consists of 1.275 billion Euros in cash and 5,772,857 shares of Cytec common stock valued at 225 million Euros. It is anticipated that the cash portion of the transaction will be financed with a new credit facility, a bridge loan, which the Company intends to refinance with long-term debt, and existing cash. Upon closing, UCB will own approximately 12% of the outstanding shares of the Company. UCB and the Company have also agreed to enter into a stockholders agreement which will provide that UCB must reduce its stake to less than 9% within 3 years, less than 7% within 4 years and less than 5% within 5 years and contains other customary terms and provisions.

The global Surface Specialties business had revenues of $1.2 billion in 2003. The acquisition will complement Cytec's existing product lines in the Performance Products segment by significantly increasing Cytec's product offering to the coatings and additives industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors. Many of the Surface Specialties product lines such as UV cure, powder and waterborne systems have above average growth rates.

Cytec intends to operate the Surface Specialties business as a separate segment and will integrate its coating and specialty additives and performance chemicals product lines into the new segment.

In conjunction with this transaction, the Company anticipates divesting Surface Specialties' amino resin product line during 2005 and using the proceeds to reduce debt. Sales of Surface Specialties' amino resin product line in 2003 were approximately $140.0.

During October 2004, the Company entered into $238.1 of forward starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the debt that will be issued to finance the acquisition of Surface Specialties. The weighted-average interest rate of 4.7% for the U.S dollar swaps includes a swap credit spread of approximately 45 basis points and a premium of approximately 17 basis points for the forward starting element of the swap. The corresponding Euro swaps have a weighted-average interest rate of 4.13% and include a swap credit spread of approximately 14 basis points and an 11 basis point premium for the forward starting element of the swap. The credit spread portion of the swaps are representative of AA rated 10 year notes and serve as a proxy credit spread for the company. The Company's actual credit spread at the time of debt issuance will be determined primarily based on its actual credit rating and market conditions. The swaps, which mature in March 2005, will be marked to market and recorded currently in earnings until maturity or settlement. As of October 29, 2004, the Company has hedged approximately 34% of the anticipated portion of the purchase price that will be refinanced.

Through October 29 2004, the Company has entered into forward contracts totaling 155 million Euros to hedge approximately 12% of the Euro exposure of 1.275 billion for the cash component of the Surface Specialties acquisition. Excluding the hedge impact of any anticipated Euro denominated debt for the acquisition, the Company has hedged approximately 16% of the exposure with these forward contracts together with natural hedges of approximately $55.0. The forward contracts, which mature in December 2004, will be marked to market and recorded currently in earnings until maturity.

The Company filed a current report on Form 8-K dated October 6, 2004 regarding its entry into the Purchase Agreement with UCB pursuant to which the Company agreed to acquire Surface Specialties and its intention to transfer certain shares of its common stock held in treasury to UCB, without registration, as partial consideration for the acquisition.

In connection with the pending acquisition, the Company suspended its stock buy-back program for up to two years in order to maximize the funds available for debt service and other corporate purposes.

(3)      Stock-Based Compensation
         ------------------------

The Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. No stock-based compensation cost is reflected in net earnings, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods.

The Company reduced the amount of stock options granted in 2004 by approximately 40% when compared with 2003. This was affected by reducing the average size of option grants and by replacing option grants to certain employees with stock appreciation rights ("SARS"). SARS are accounted for as a liability under APB No. 25 and are payable in cash. Compensation cost for SARS is recognized in the income statement over the vesting period and through the life of the award based on changes in the current market price of the Company's common stock over the market price at the grant date. At September 30, 2004, the Company has recorded a liability relating to SARS of $0.7.

The following table illustrates the effect on net earnings available to common stockholders and net earnings available to common stockholders per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation:


                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                    ------------------------------  -----------------------------
                                                                        2004             2003           2004            2003
                                                                    -------------     ------------  -------------    ------------

Net earnings available to common stockholders, as reported            $      9.4       $     22.1    $      71.0      $     62.8
Add :
       Stock-based employee compensation expense
       included in reported net earnings available to common
       stockholders, net of related tax effects                              0.7              0.4            1.8             0.9
Deduct:
       Total stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related tax effects                                            1.7              1.9            5.2             5.8
                                                                         --------         --------      ---------        --------

Pro forma net earnings available to common stockholders               $      8.4       $     20.6    $      67.6      $     57.9
Net earnings available to common stockholders per share:
       Basic, as reported                                             $     0.24       $     0.56    $      1.81      $     1.60
       Basic, pro forma                                                     0.21             0.53           1.72            1.48
       Diluted, as reported                                           $     0.23       $     0.55    $      1.75      $     1.55
       Diluted, pro forma                                                   0.21             0.51           1.68            1.44
---------------------------------------------------------------------------------------------------------------------------------

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                2004                2003
------------------------------------------------------------------------------
Expected life (years)                             5.7                 5.6
Expected volatility                              46.6  %             47.3  %
Expected dividend yield                             1  %                -
Risk-free interest rate                           3.4  %              2.9  %
Weighted average fair value of
   options granted during the year           $   16.20          $    12.56
------------------------------------------------------------------------------

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

The  following  shows  the   reconciliation  of  weighted  average  shares  (the
denominator) used in the calculation of diluted earnings per share:


                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                               --------------------------------       ---------------------------------
                                                   2004               2003                2004               2003
                                               -------------      -------------       --------------     --------------
Weighted average shares outstanding:             39,583,804         39,124,408           39,302,298         39,235,002
Effect of dilutive shares:
    Options                                       1,352,877          1,258,593            1,098,512          1,074,096
    Performance/Restricted Stock                     91,560            117,192               83,367            114,748
-----------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding              41,028,241         40,500,193           40,484,177         40,423,846
-----------------------------------------------------------------------------------------------------------------------


 (5)     Inventories

Inventories consisted of the following:

                                       September 30,           December 31,
                                            2004                   2003
------------------------------------------------------------------------------

Finished goods                     $            131.1     $            114.9
Work in process                                  22.8                   21.5
Raw materials & supplies                         76.6                   73.2
                                      -----------------      -----------------
                                                230.5                  209.6
Less reduction to LIFO cost                     (33.6)                 (33.6)
                                      -----------------      -----------------
Total inventories                  $            196.9     $            176.0
------------------------------------------------------------------------------

(6)      Equity in Earnings of Associated Companies
         ------------------------------------------

The Company has one associated company at September 30, 2004, CYRO Industries ("CYRO"), a 50% owned joint venture. The 2003 associated companies' information below includes the results of the former Mitsui-Cytec ("MCY") joint venture which was dissolved on September 30, 2003. The Company now owns 100% of MCY's coating resins product line and the associated assets and liabilities of the product line. Results are recorded as part of the Performance Products segment.

Summarized financial information for the Company's equity in earnings of associated companies is as follows:


                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                           ------------------------------        -----------------------------
                                                               2004             2003                 2004            2003
                                                           -------------     ------------        -------------    ------------
Net sales                                                    $     83.7       $     95.0          $     232.9      $   260.2
Gross profit                                                 $     11.7       $     16.6          $      31.2      $    44.8

Earnings before cumulative effect of accounting change       $      4.3       $      4.4          $       5.9      $    10.2
Cumulative effect of accounting change, net of tax                   -                -                    -            (0.2)
                                                                --------         --------            ---------        --------

Net earnings                                                 $      4.3       $      4.4          $       5.9      $    10.0
                                                                --------         --------            ---------        --------

The Company's equity in earnings of associated companies     $      2.2       $      2.3          $       3.0      $     5.3
The Company's equity in cumulative effect of adoption
       of SFAS 143, net of tax, of associated companies      $       -        $       -           $        -       $    (0.1)
------------------------------------------------------------------------------------------------------------------------------

The Company sells certain products to CYRO and has determined that the sales and related profit are immaterial; therefore, no adjustments were made to eliminate such profit or loss on sales to CYRO for inventory held at the balance sheet dates.

(7)       Contingencies and Commitments
          -----------------------------

Environmental Matters

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2004 and December 31, 2003, the aggregate environmental related accruals were $74.8 and $79.6, respectively. As of September 30, 2004 and December 31, 2003, $11.0 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the nine months ended September 30, 2004 and 2003 was $6.0 and $3.5, respectively. Included in 2004 is a payment of $2.5 related to an environmental remediation lawsuit settled by the Company in June 2004 which was charged against previously established reserves for this matter. This payment was part of a larger settlement related to several environmental and toxic tort lawsuits in the second quarter of 2004 discussed below under Other Contingencies.

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

Other Contingencies

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or certain of its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of September 30, 2004 and December 31, 2003, the aggregate self-insured and insured contingent liability was $70.9 and $72.5, respectively, and the related insurance receivable was $28.7 at September 30, 2004 and $29.3 at December 31, 2003. The asbestos liability included in the above amounts at September 30, 2004 and December 31, 2003 was $53.1 and $54.0, respectively, and the related insurance receivable was $28.4 at September 30, 2004 and $29.1 at December 31, 2003. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents  information  about the asbestos claims against the
Company:

                                      Nine Months Ended          Year Ended
                                        September 30,           December 31,
                                            2004                    2003
                                    ----------------------   ----------------

Claims closed in period                      2,759                   7,601
Claims filed in period                       3,542                   7,648
Claims open at end of period                27,738                  26,955
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

During the second quarter of 2004, the Company recorded a pre-tax charge of $6.1 in connection with the settlement of several environmental and toxic tort lawsuits which were all related to a single manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1963. Cytec was spun-off from Cyanamid in 1993. The full settlement which was paid in the second quarter was $8.6, of which $2.5 was charged against a previously established environmental remediation reserve for these matters. While the Company felt its defenses were strong, developments in the second quarter led it to accelerate negotiations and increase the value of the settlement which ultimately the Company felt was the best option for the Company and its shareholders.

During the third quarter of 2004, the Company signed a stipulation of settlement with plaintiffs in a federal class action lawsuit on behalf of purchasers of carbon fiber. While Company management denied any charges of wrongdoing and in fact believed the Company would have been a victim of any conspiracy among carbon fiber manufacturers, management believed the costs of further defense outweighed the costs of settlement. As a result of this and several other minor litigation matters, the Company recorded a pre-tax charge of $8.0 which is reflected in administrative and general expense in the third quarter of 2004.

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

While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims or any settlement discussions related thereto, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations and cash flows of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

A further discussion of other contingencies can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

From time to time the Company is also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies, if any, are recorded when they are realized.

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

(8)      Comprehensive Income
         --------------------

The components of comprehensive income, which represents the change in equity from non-owner sources, are as follows:


                                                           Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                   -----------------------------------       ---------------------------------
                                                        2004                2003                 2004               2003
                                                   ----------------    ---------------       --------------     --------------
Net earnings                                         $       19.3       $       22.1          $      80.9        $      62.8
Other comprehensive income (loss):
       Unrealized gain (loss) on cash flow hedges             0.5               (0.3)                 0.3               (0.4)
       Foreign currency translation adjustments               9.4                5.6                 (7.1)              30.7
                                                        -----------        -----------           ----------         ----------
Comprehensive income                                 $       29.2       $       27.4          $      74.1        $      93.1
------------------------------------------------------------------------------------------------------------------------------

(9)      Income Taxes

The Company's effective tax rate for the three months ended September 30, 2004 was 22%. For the nine months ended September 30, 2004, the effective tax rate was 19.6% which reflects an underlying 22% annual effective tax rate and a reduction to the income tax provision of $2.4 related to a favorable outcome of the completion of several years of tax audits in an international tax jurisdiction. For the nine months ended September 30, 2003, the effective tax rate was 28%.

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

 (10)    Other Financial Information
         ---------------------------

On July 23, 2004 the Board of Directors declared a $0.10 per common share cash dividend, paid on August 25, 2004 to shareholders of record as of August 10, 2004. Cash dividends paid in the third quarter of 2004 were $3.9 and for the nine months ended September 30, 2004 were $11.7. No cash dividends were paid on common shares in 2003. On October 21, 2004 the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on November 26, 2004 to shareholders of record as of November 10, 2004

Taxes paid for the nine months ended September 30, 2004 and 2003 were $10.4 and $17.2, respectively. Interest paid for the nine months ended September 30, 2004 and 2003 was $15.7 and $14.1, respectively.

For the nine months ended September 30, 2004 and 2003, the Company repurchased 388,300 and 613, 200 shares of stock at a cost of $13.2 and $19.8, respectively.

On September 30, 2004, the Company redeemed its Series C Cumulative Preferred Stock (the "Series C Stock") for $10 million in cash which had a liquidation value of $25 per share. As a result, a charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock during the quarter. The Series C Stock was originally issued in 1993 in conjunction with Cytec's spin-off from Cyanamid. Wyeth became beneficial owner of the Series C Stock following its acquisition of Cyanamid in 1994. The $10.0 was recorded in accrued expenses at September 30, 2004 and was paid during October, 2004. The Company also settled a series of disputed matters with Wyeth at a cost of $2.0 which is recorded in other expenses, net.

The Company filed a current report on Form 8-K dated October 6, 2004 regarding the redemption of all of its outstanding Series C Preferred Stock and the contractual termination of a director in accordance with the terms of the Preferred Stock Repurchase Agreement, as amended.

(11)     Segment Information
         -------------------

Summarized segment information for the Company's four segments is as follows:


                                                    Three Months Ended                                 Nine Months Ended
                                                      September 30,                                      September 30,
                                             ---------------------------------                 -----------------------------------
                                                2004                 2003                          2004                  2003
                                             -----------          ------------                 -------------         -------------
Net sales

Water and Industrial Process Chemicals        $  106.9            $     90.8                    $    299.3            $    265.7
Performance Products
     Sales to external customers                 145.2                 125.1                         427.6                 368.0
     Intersegment sales                            1.3                     -                           3.4                     -
Specialty Materials                              121.2                  95.9                         369.6                 312.0
Building Block Chemicals
     Sales to external customers                  60.2                  55.9                         174.2                 164.2
     Intersegment sales                           19.6                  15.8                          59.7                  50.2
                                                 -------             ---------                     ---------             ---------
Net sales from segments                          454.4                 383.5                       1,333.8               1,160.1
Elimination of intersegment revenue              (20.9)                (15.8)                        (63.1)                (50.2)
                                                 -------             ---------                     ---------             ---------
Total consolidated net sales                  $  433.5            $    367.7                    $  1,270.7            $  1,109.9
----------------------------------------------------------------------------------------------------------------------------------

                                                          % of                  % of                    % of                  % of
                                                         sales                 sales                   sales                  sales
                                                         -------               -------                 -------              --------
Earnings (loss) from operations
-------------------------------

Water and Industrial Process Chemicals        $    5.8       5%   $      4.4       5%     $     14.2       5%   $     15.0        6%
Performance Products                              15.2      10%          7.8       6%           46.2      11%         30.6        8%
Specialty Materials                               19.8      16%         13.1      14%           69.9      19%         55.4       18%
Building Block Chemicals                           1.4       2%          5.2       7%            7.3       3%         17.8        8%
                                                 -------             ---------               ---------             ---------

Earnings from segments                            42.2       9%         30.5       8%          137.6      10%        118.8       10%
Corporate and Unallocated                        (10.1)                  0.7                   (14.3)                 (2.2)
                                                 -------             ---------               ---------             ---------

Total consolidated earnings from operations   $   32.1       7%   $     31.2       8%     $    123.3      10%   $    116.6       11%
------------------------------------------------------------------------------------------------------------------------------------


(12)     Goodwill and Other Acquisition Intangibles
         ------------------------------------------

The following is the activity in the goodwill balances for each segment:

                                          Water and
                                         Industrial      Performance        Specialty
                                            Process
                                          Chemicals         Products        Materials         Corporate          Total
---------------------------------- ----------------- ---------------- ---------------- ----------------- -----------------
Balance, December 31, 2003                 $  36.3          $  55.2          $ 247.5            $  0.7           $ 339.7
                                   ----------------- ---------------- ---------------- ----------------- -----------------
     Purchase adjustment                      (0.2)               -                -                 -              (0.2)
     Currency exchange                        (0.3)             0.3                -                 -                 -
                                   ----------------- ---------------- ---------------- ----------------- -----------------
Balance, September 30, 2004                  $35.8            $55.5            $247.5              $0.7            $339.5
---------------------------------- ----------------- ---------------- ---------------- ----------------- -----------------


Other acquisition intangibles as of September 30, 2004 and December 31, 2003, consisted of the following major classes:

                   Weighted
                    average
                  useful life                                             Accumulated
                    (years)      Gross carrying value                     amortization      Net carrying value
-------------------------------------------------------------------------------------------- ----------------------
                              September 30,  December 31,  September 30,  December 31,  September 30,  December 31,
                                      2004          2003           2004          2003           2004          2003
                              -------------------------------------------------------------------------------------
Technology-based      16.9           $40.8         $41.0         $(11.1)        $(9.3)         $29.7         $31.7
Marketing-related     17.3            10.9          11.0           (3.6)         (3.0)           7.3           8.0
Customer-related      15.4            34.3          34.5           (5.9)         (4.3)          28.4          30.2
                              -------------------------------------------------------------------------------------
Total                                $86.0         $86.5         $(20.6)       $(16.6)         $65.4         $69.9
-------------------------------------------------------------------------------------------- ----------------------

Amortization of acquisition intangibles for the three months ended September 30, 2004 and 2003 was $1.3 and $0.8, respectively and for the nine months ended September 30, 2004 and 2003 was $4.1 and $2.7, respectively. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal years 2004 and 2005 is $5.4 and for the years 2006 through 2009 is $5.3. The Company does not have intangibles with indefinite useful lives other than goodwill.

(13)     Commodity and Derivative Financial Instruments
         ----------------------------------------------

At September 30, 2004, the Building Block Chemicals segment Fortier plant's 2004 remaining forecasted natural gas utility requirements were 84% hedged utilizing natural gas forward contracts. These contracts were valued at $5.5 and have delivery dates ranging from October 2004 to December 2004. Additionally, the plant's 2005 gas utility requirements were 25% hedged at September 30, 2004, and these contracts were valued at $6.8 and have delivery dates ranging from January to September 2005.

At September 30, 2004, the Company held natural gas swaps with a favorable fair value of $0.6, net of taxes, which will be reclassified into Manufacturing Cost of Sales through September 2005 as these swaps are settled.

At September 30, 2004, the outstanding borrowings of the Company consisted of $7.7 short-term borrowings and fixed rate long-term debt, which had a carrying value of $419.0, a face value of $420.0 and a fair value, based on dealer quoted values of approximately $424.9.

During the nine months ended September 30, 2004, the Company terminated all $100.0 of interest rate swaps which had been designated as cash flow hedges. The net gain thereon of $0.2 and $2.9 for the three and nine months then ended is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of unamortized swap settlement included in long-term debt was $2.8 at September 30, 2004.

Subsequent to September 30, 2004, the Company entered into forward starting interest rate swaps and forward currency contracts related to its pending acquisition of Surface Specialties. Refer to Note 2.

For more information, refer to Note 4 to the Consolidated Financial Statements contained in the Company's 2003 Annual Report on Form 10-K.

(14)     Employee Benefit Plans
         ----------------------

Net periodic cost for the Company's pension and postretirement benefit plans was as follows:

                                                    Pension Plans                       Postretirement Plans
                                           ---------------------------------        -----------------------------

                                                             Three Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                    2004               2003                2004             2003
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        3.5       $        2.9       $        (0.1)     $       0.3
       Interest cost                                8.5                8.2                 2.2              4.2
       Expected return on plan assets             (10.3)              (9.0)               (1.1)            (1.2)
       Net amortization and deferral                2.7                0.4                (2.7)            (2.6)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $        4.4       $        2.5       $        (1.7)     $       0.7
       ----------------------------------------------------------------------------------------------------------

                                                              Nine Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                    2004               2003                2004             2003
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $       10.8       $        9.4       $         0.8      $       1.0
       Interest cost                               25.9               24.3                10.7             12.4
       Expected return on plan assets             (29.1)             (26.6)               (3.7)            (3.8)
       Net amortization and deferral                5.8                2.5                (7.9)            (7.9)
                                              -----------     -- -----------    --- ------------    -- ----------
       Net periodic cost                   $       13.4       $        9.6       $        (0.1)     $       1.7
       ----------------------------------------------------------------------------------------------------------

In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into income over the average remaining service period of plan participants. The Company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to January 1, 2004, as permitted by FSP 106-2. In accordance with FSP 106-2, the Company recorded a benefit of $0.9 pre-tax ($0.7 after tax or $0.02 per diluted share) in the third quarter of 2004 and the nine month results include the year-to-date benefit of FSP 106-2 of $2.6 pre-tax ($2.0 after tax or $0.05 per diluted share).

The adoption of FSP 106-2 had reduced the APBO by approximately $31.7, which the Company recognized as a reduction in unrecognized net actuarial loss. This reduction in the APBO results from an ongoing tax-free government subsidy beginning in 2006, for prescription benefits provided to plan participants if such benefits are determined to be actuarially equivalent to those offered by Medicare. Based on the current guidance of determining actuarial equivalence, the Company has been able to determine that some of the plan participants qualify for the subsidy. The Company amortizes the unrecognized net actuarial loss over the average remaining service life of employees eligible for postretirement benefits. The service cost, interest cost and net amortization components of net postretirement benefit cost were reduced by $0.5, $2.0 and $0.1, respectively, for the nine months ended September 30, 2004. The net periodic cost above for the postretirement plans for the three and nine months ended September 30, 2004 reflects the retroactive effects of the adoption of FSP106-2 back to January 1, 2004.

The Company disclosed in its quarterly report on Form 10-Q for the quarter ended March 31, 2004, that it expected to contribute $17.5 to $26.0 to its U.S. pension plans in 2004. Through September 30, 2004, $22.9 in contributions were made. The Company makes these voluntary contributions as a part of its normal financial planning.

The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans for the three months ended September 30, 2004 and 2003 were $4.3 and $3.0, respectively and for the nine months ended September 30, 2004 and 2003 were $12.1 and $9.0, respectively.

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

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of the Company's raw materials are derived from these two commodities. Key raw materials for the Specialty Chemical and Building Block Chemicals segments are propylene, ammonia, methanol derivatives and natural gas for utilities. Key raw materials for the Specialty Materials segment are carbon fiber and various resins. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels have limited the availability of certain of the Company's raw materials. To date, with the exception of propylene availability in the first quarter, this has not had any material impact on the Company's operations.

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

Results of Operations

Third Quarter of 2004 versus Third Quarter of 2003

Net sales for the third quarter of 2004 were $433.5 compared with $367.7 for the third quarter of 2003. The two Specialty Chemicals segments had increased sales primarily due to improved demand, the acquisitions completed in the second half of 2003 and new business. The Specialty Materials segment increase was the result of increased sales primarily in the large commercial aircraft, regional and business jet, rotorcraft and high performance automotive sectors. The Building Block Chemicals segment sales increase was due primarily to higher selling prices driven by higher raw material and energy costs, offset by reduced acrylonitrile selling volumes.

Manufacturing cost of sales was $334.1, or 77.1% of net sales, in the third quarter of 2004, compared to $284.6, or 77.4% of sales, for the prior year period. Cost of sales was primarily impacted by higher raw material and energy costs of $17.6. In spite of the higher raw material and energy costs, gross margin percent improved by 0.3% as the higher raw material costs were offset by increased selling prices of $10.1, the net impact of exchange rate changes on operations outside of the United States of $1.8, the fixed cost leverage from the increased production levels and a favorable product mix.

Selling and technical services increased $2.6 primarily due to ongoing costs of the acquired businesses in the Specialty Chemicals segments completed in the second half of 2003, net exchange rate changes of $0.8 and higher costs in the Specialty Materials segment of $1.2 where the Company is investing in personnel, product qualifications and commercialization of new products for its growth initiatives.

Research and process development costs increased $1.7 primarily as a result of ongoing costs of the acquired businesses of the Specialty Chemicals segments completed in the second half of 2003, higher costs associated with the start-up of the newly renovated Specialty Chemicals Technology Center and higher costs in the Specialty Materials segment where the Company continues to invest for a number of future opportunities.

Administrative and general increased $10.9 when compared with the third quarter of 2003. Included in the third quarter of 2004 is a charge of $8.0 related to the settlement of the carbon fiber class action lawsuit and several other minor litigation matters. The remainder was primarily driven by ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003 of approximately $0.6, an increase of $0.4 in performance stock expense due to the increase in the price of the Company's stock and the impact of exchange rate changes of $0.2 on operations outside of the United States.

Other expenses increased $4.7 during 2004. This is primarily due to a charge of $2.0 related to the settlement of a series of disputed matters with Wyeth plus $1.1 of increased costs for various litigation matters and transaction exchange losses of $0.9.

Equity in earnings of associated companies is slightly lower than the year ago period. While earnings from CYRO increased $0.6 as higher sales volumes and selling prices offset increased raw material costs, results for 2003 include earnings of $0.7 from the Company's former 50% owned Mitsui-Cytec joint venture. See Note 6 of the Notes to Consolidated Financial Statements.

The Company's tax rate for the third quarter of 2004 was 22% which is equivalent to the estimated underlying 2004 annual effective tax rate. The prior year's 22% effective tax rate was the result of a cumulative adjustment as the Company lowered its full-year estimated rate from 30% to 28% in the third quarter of 2003.

On September 30, 2004, the Company redeemed its Series C Cumulative Preferred Stock ("Series C Stock") for $10 million in cash which had a liquidation value of $25 per share. As a result, a charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock during the quarter. The Series C Stock was originally issued in 1993 in conjunction with Cytec's spin-off from Cyanamid. Wyeth became beneficial owner of Series C Stock following its acquisition of Cyanamid in 1994. The $10 million was recorded in accrued expenses at September 30, 2004 and was paid during October, 2004.

Net earnings available for common stockholders were $9.4 or $0.23 per diluted share compared with $22.1 or $0.55 per diluted share in the third quarter of 2003. Net earnings available for common shareholders for 2004 include a pretax charge of $8.0 million ($6.2 million after tax or $0.15 per diluted share) relating to settlements of carbon fiber litigation matters, a pretax charge of $2.0 million ($1.6 million after tax or $0.04 per diluted share) relating to the settlement of disputed matters with the Wyeth and a charge of $9.9 million ($0.24 per diluted share) as a result of the redemption of the Company's Series C Stock discussed above.

Segment Results

Third quarter 2004 to third quarter 2003 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:
---------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                        Third      Third
                                                 Quarter      Quarter       Total                    % Change Due to
                                                                                         ----------------------------------------
                                                     2004       2003       % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $  37.4        $36.7          2%             0%             2%            0%
  Latin America                                      22.4         16.7         34%            -2%            33%            3%
  Asia/Pacific                                       14.4         13.8          4%             0%             3%            1%
  Europe/Middle East/Africa                          32.7         23.6         39%            -1%            32%            8%
                                                ---------- ------------
  Total                                            $106.9        $90.8         18%            -1%            16%            3%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 16% with acquisitions accounting for 3%. The increase in base volume was attributable to increased volumes among all product lines while selling prices declined slightly. On a regional basis, increased water treatment sales to full service customers contributed to the increased volume in Europe/Middle East/Africa while higher production rates at several major copper mines led to increased sales of mining chemicals in Latin America. The Company has been raising prices to offset increasing raw material and energy costs. However, partially offsetting the price increases was a change in the product mix, year over year, of sales to water treatment full service customers which resulted in an overall average reduction in selling prices. Also, since many of the Company's contracts for mining products are in local currencies which are indexed to the U.S. dollar, as the dollar weakened, local currency price declined but was offset in exchange.

Earnings from operations were $5.8, or 5.4% of sales, compared with $4.4 or 4.8% of sales, in the third quarter of 2003. The increase in earnings is attributable to the overall increase in sales described above partially offset by significantly higher raw material and energy costs of $1.9.

Performance Products:
---------------------

---------------------------------------------------------------------------------------------------------------------------------
                                                   Third      Third            Total                    % Change Due to
  Net Sales                                      Quarter      Quarter
                                                                                         ----------------------------------------
                                                     2004         2003     % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                  $   68.7      $  63.4          8%             0%             8%            0%
  Latin America                                       8.6          7.6         13%             4%             9%            0%
  Asia/Pacific                                       30.0         21.0         43%             1%            42%            0%
  Europe/Middle East/Africa                          37.9         33.1         15%             0%             8%            7%
                                                ---------- ------------
  Total                                            $145.2       $125.1         16%             1%            13%            2%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 13% with acquisitions accounting for 7%. Base selling volumes improved across all product lines as a result of increased demand for base resins and emulsion polymers and as a result of new business. On a regional basis, Asia/Pacific sales volumes are up with acquisitions accounting for almost 70% of the increase and the remainder due to improved demand for the Company's products.

Earnings from operations were $15.2, or 10.5% of sales, compared with $7.8, or 6.2% of sales, in the third quarter of 2003. The increase in earnings resulted from higher sales volumes and improved manufacturing operations, both of which were partially offset by the effect of higher raw material and energy costs of $1.4.

Specialty Materials:
--------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                         Third     Third
                                                  Quarter    Quarter        Total                    % Change Due to
                                                                                         ----------------------------------------
                                                      2004       2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $   80.9    $  70.5          15%             0%            15%            0%
  Latin America (1)                                    0.6        0.3           -              -             -               -
  Asia/Pacific                                         5.0        3.5          43%            -2%            45%            0%
  Europe/Middle East/Africa                           34.7       21.6          61%            -2%            58%            5%
                                                ----------- ----------
  Total                                             $121.2      $95.9          26%            -1%            26%            1%
---------------------------------------------------------------------------------------------------------------------------------
(1)      Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 26% with the increases coming from the large commercial aircraft, regional and business jets and rotorcraft, and high performance automotive sectors. On a regional basis the increase in North America and Europe/Middle East/Africa sales volumes represents increased sales primarily to large commercial aircraft, regional and business jet and rotorcraft, as well as high performance automotive sectors in Europe. The increase in Asia/Pacific sales volumes is principally due to increased sales for commercial aircraft and regional and business jets.

Earnings from operations of $19.8, or 16.3% of sales, compared with $13.1, or 13.7% of sales, in the third quarter of 2003. The increase was primarily attributable to the increase in selling volumes which were partially offset by increased manufacturing and commercial costs to service the higher demand levels and growth opportunities of this segment.

Building Block Chemicals:
-------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                     Third       Third
                                                  Quarter    Quarter        Total                    % Change Due to
                                                                                         ----------------------------------------
                                                     2004        2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                     $29.9       $22.4          33%            22%            11%            0%
  Latin America (1)                                   0.9         0.3           -             -              -              -
  Asia/Pacific                                       20.3        17.0          19%            37%           -18%            0%
  Europe/Middle East/Africa                           9.1        16.2         -44%            -3%           -45%            4%
                                                ---------- -----------
  Total                                             $60.2       $55.9           8%            19%           -12%            1%
---------------------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.


Overall sales volumes decreased 12% and selling prices increased approximately 19% to reflect the partial recovery of higher raw material and energy costs. The decrease in sales volume resulted primarily from lower acrylonitrile sales volumes which were impacted by settlement of acrylonitrile swaps from the second quarter entered into as a result of the planned acrylonitrile plant maintenance shutdown and the delayed shipment of a large quantity of acrylonitrile due to transportation availability. The increase in North America sales volume is primarily due to new and expanded business. The decline in sales volume in Europe/Middle East/Africa is attributable to opportunistic acrylonitrile sales in this region during 2003 where spot pricing was improved over the Asia/Pacific region.

Earnings from operations were $1.4, or 2.3% of sales, compared with $5.2, or 9.3% of sales, for the comparable period of 2003. The decrease in earnings is primarily due to higher raw material and energy costs of $14.2 which were only partially offset by selling price increases of $10.7. Also reducing earnings were the delayed shipment described above and approximately $1.0 of costs incurred in connection with a plant shutdown and startup that occurred as a result of Hurricane Ivan.

First Nine Months of 2004 versus First Nine Months of 2003
----------------------------------------------------------

Net sales for the first nine months of 2004 were $1,270.7 compared with $1,109.9 for the prior year period. All segments reported increased sales. In the two Specialty Chemical segments sales increased primarily due to the acquisitions completed in the second half of 2003, improving demand, favorable exchange rate changes and new business. The Specialty Materials segment sales increase was volume related and all sectors participated. The Building Block Chemicals segment sales increased principally due to higher selling prices which were driven by higher raw material and energy costs offset somewhat by a decrease in sales volumes of acrylonitrile.

Manufacturing cost of sales was $960.3, or 75.6 % of net sales, in the first nine months of 2004, compared to $836.0, or 75.3% of sales, for the prior year period. Cost of sales was primarily impacted by higher raw material and energy costs of $40.0. In spite of the higher raw material and energy costs, gross margin percent decreased by only 0.3% as the higher raw material and energy costs were offset by increased selling prices of $19.3, the net impact of exchange rates on operations outside of the United States of $10.7, the fixed cost leverage from the increased production levels and a favorable product mix.

Selling and technical services was $103.8 versus $92.6 in the prior year period due to ongoing costs of the acquired businesses in the Specialty Chemical segments completed in the second half of 2003, the impact of exchange rate changes on operations outside of the United States of $3.2 and higher costs of $2.9 in the Specialty Materials segment where the Company is investing in personnel, product qualifications and commercialization of new products for its growth initiatives.

Research and process development was $29.4 versus $25.2 in the prior year period primarily as a result of ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003, and higher costs associated with the start up of the newly renovated Specialty Chemicals Technology Center and higher costs in the Specialty Materials segment where the Company continues to invest for a number of future opportunities.

Administrative and general expenses were $49.8 versus $36.8 in the prior year period. Included in the third quarter of 2004 is a charge of $8.0 related to the settlement of the carbon fiber class action lawsuit and several other minor litigation matters. Also contributing to the increase were ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003 of approximately $1.5, an increase in performance stock expense of $1.0 due to the increase in the Company's stock price versus the year ago period and the impact of exchange rate changes on operations outside of the United States of $0.8.

Other expense, net is a loss of $12.7 versus a loss of $3.9 in the prior year period. Included in year-to-date 2004 results are charges of $6.1 for settlement of several environmental remediation and toxic tort lawsuits and a charge of $2.0 related to the settlement of a series of disputed matters with Wyeth, partially offset by a gain of $2.0 related to the sale in 1999 of the Company's share of its methanol joint venture where the Company would receive additional proceeds if the market price of methanol stayed above an agreed upon index over a predetermined period of time. This agreement ended in February 2004 and methanol prices remained above the indexed price. The Company also received in the first quarter of 2004, a "good faith" payment of $1.0 from one of its insurance carriers related to lead defense costs that it recorded in other expense, net. Additionally, litigation costs primarily pertaining to businesses and sites in which the Company no longer operates increased $3.2.

Equity in earnings of associated companies was $3.0 versus $5.3 in the prior year period. Earnings from CYRO, the Company's 50% owned acrylic plastics joint venture, decreased $0.6 as compared with the year ago period as increased sales volumes and selling prices did not fully offset the higher raw material costs. In addition, results for 2003 include earnings of $1.7 from the Company's former 50% owned Mitsui-Cytec joint venture. See Note 6 of the Notes to Consolidated Financial Statements.

The Company's tax rate for the first nine months of 2004 is 19.6% versus a 28% tax rate for the first nine months of 2003. This reduction reflects an underlying 22% annual effective tax rate due to the Company's continued earnings growth in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling received in the first quarter of 2004. In addition, in the second quarter of 2004, the Company recorded a reduction to its tax liabilities due to the completion of several years of tax audits in an international tax jurisdiction resulting in a reduction of $2.4 to the income tax provision.

On September 30, 2004, the Company redeemed its Series C Stock for $10.0 in cash which had a liquidation value of $25 per share. The payment was not tax deductible. As a result, a charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock. The Series C Stock was originally issued in 1993 in conjunction with Cytec's spin-off from Cyanamid. Wyeth became beneficial owner of Series C Stock following its acquisition of Cyanamid in 1994. The $10 million was recorded in accrued expenses at September 30, 2004 and was paid during October, 2004.

Net earnings available for common stockholders were $71.0 or $1.75 per diluted share. Net earnings available for common shareholders for 2004 include: a pretax charge of $8.0 million ($6.2 million after tax or $0.15 per diluted share) relating to settlements of carbon fiber litigation matters, a pretax charge of $2.0 million ($1.6 million after tax or $0.04 per diluted share) relating to the settlement of disputed matters with the holder of the Company's Series C Stock and a charge of $9.9 million ($0.24 per diluted share) as a result of the redemption of the Company's Series C Stock. Also included in results for 2004 is a net charge of $0.06 per diluted share made up of a charge of $4.8 after tax or $0.12 per diluted share for the settlement of several environmental and toxic tort lawsuits and a $2.4 decrease in the income tax provision or $0.06 per diluted share as a result of the completion of prior years' income tax audits in an international tax jurisdiction.

Net earnings available for common stockholders for the first nine months of 2003 were $62.8 or $1.55 per diluted share. Included in 2003 results is an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of accounting change related to the adoption of Financial Accounting Standard No.143 (FAS 143), "Accounting for Asset Retirement Obligations" which became effective January 1, 2003.

Segment Results
---------------

First nine months of 2004 to the first nine months of 2003 comparisons and analyses of changes in net sales by business segment and region are set forth below.

Water and Industrial Process Chemicals:
---------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                       Nine         Nine
                                                  Months       Months       Total                    % Change Due to
                                                                                         ----------------------------------------
                                                     2004         2003     % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                  $  109.8     $  106.7          3%             0%             3%            0%
  Latin America                                      61.7         45.2         37%            -4%            36%            5%
  Asia/Pacific                                       36.2         38.1         -5%            -1%            -8%            4%
  Europe/Middle East/Africa                          91.6         75.7         21%             0%            12%            9%
                                                ---------- ------------
  Total                                            $299.3       $265.7         13%            -1%            10%            4%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 10% with acquisitions accounting for 8%. The 2% increase in base business volumes is attributable to increased sales across all product lines, particularly mining chemicals. On a regional basis, sales volumes in Latin America increased with acquisitions accounting for 17% and the remainder due primarily to improved demand for mining chemicals from copper mining applications. Sales volumes were up 12% in Europe/Middle East/Africa with acquisitions accounting for 5% and the remainder of the increase primarily due to increased demand for water treatment chemicals from the full service providers and phosphine applications.

Earnings from operations were $14.2, or 4.7% of sales, compared with $15.0 or 5.6% of sales, in the first nine months of 2003. The decrease in earnings is primarily attributable to the increase in raw material and energy costs of $7.9 almost offset by the higher sales volumes and an improved product mix.

Performance Products:
---------------------

---------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                        Nine         Nine
                                                  Months       Months       Total                    % Change Due to
                                                                                         ----------------------------------------
                                                     2004         2003     % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                    $204.7       $186.7         10%             0%            10%            0%
  Latin America                                      25.5         21.7         18%             1%            16%            1%
  Asia/Pacific                                       84.3         61.9         36%            -1%            35%            2%
  Europe/Middle East/Africa                         113.1         97.7         16%             0%             6%           10%
                                                ---------- ------------
  Total                                            $427.6       $368.0         16%             0%            13%            3%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes improved 13% with acquisitions accounting for 9%. Base selling volumes increased for all product lines as a result of improved demand and new business. On a regional basis, North America sales volumes increased 10% with acquisitions accounting for 5% and the remainder due to improved demand for coatings and specialty additives. Asia/Pacific sales volumes increased 35% with acquisitions accounting for most of the increase. Europe/Middle East/Africa sales were up 16% with increased demand for coatings and specialty additives.

Earnings from operations were $46.2, or 10.8% of sales, compared with $30.6, or 8.3% of sales, in the first nine months of 2003. The favorable impact from acquisitions, higher base sales volumes, improved manufacturing operations and net favorable exchange rate changes more than offset the effect of higher raw material and energy costs of $3.5.


Specialty Materials:
--------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                        Nine       Nine
                                                   Months     Months        Total                    % Change Due to
                                                                                         ----------------------------------------
                                                      2004       2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                     $248.8     $227.9           9%             0%             9%            0%
  Latin America (1)                                    1.3        1.2           -              -              -              -
  Asia/Pacific                                        15.2       11.8          29%            -1%            30%            0%
  Europe/Middle East/Africa                          104.3       71.1          47%            -3%            45%            5%
                                                ----------- ----------
  Total                                             $369.6     $312.0          18%            -1%            18%            1%
---------------------------------------------------------------------------------------------------------------------------------
(1)      Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 18% with the increases coming from the large commercial aircraft, regional and business jets and rotorcraft, military, and high performance automotive sectors. On a regional basis the 9% increase in North America sales volumes represents increased sales primarily to large commercial aircraft, military, business and regional jet and rotorcraft applications. Europe/Middle East/Africa sales volumes increased 45% principally due to increased sales to large commercial aircraft and high performance automotive applications as well as business and regional jet and rotorcraft applications. Asia/Pacific sales volumes increased 30% principally due to increased sales for commercial aircraft and regional and business jets.

Earnings from operations were $69.9, or 18.9% of sales, compared with $55.4, or 17.8% of sales, in the first nine months of 2003. Higher earnings are principally due to the increase in selling volumes partly offset by increased manufacturing and commercial costs to service the higher demand levels and growth opportunities of this segment.


Building Block Chemicals:
-------------------------

---------------------------------------------------------------------------------------------------------------------------------
  Net Sales                                       Nine        Nine
                                                  Months      Months        Total                    % Change Due to
                                                                                         ----------------------------------------
                                                     2004        2003      % Change       Price    Volume/Mix       Exchange
---------------------------------------------------------------------------------------------------------------------------------
  North America                                   $  88.0     $  67.8          30%            19%            11%            0%
  Latin America (1)                                   2.3         2.9           -             -              -               -
  Asia/Pacific                                       52.6        47.5          11%            29%           -18%            0%
  Europe/Middle East/Africa                          31.3        46.0         -32%            -3%           -34%            5%
                                                ---------- -----------
  Total                                            $174.2      $164.2           6%            15%           -10%            1%
---------------------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.


Global  sales  volumes  decreased  10% in part  due to  decreased  acrylonitrile product as a result of reduced propylene (the key raw material for acrylonitrile) availability during the first quarter, a regularly scheduled maintenance shutdown of the acrylonitrile manufacturing plant during most of May. North America selling volumes were up 11% with the majority due to new acrylonitrile business. Europe/Middle East/Africa volumes are down as 2003 reflects opportunistic sales due to better spot selling prices versus the Asia/Pacific region. North America and Asia/Pacific selling prices were up primarily reflecting partial recovery of the higher raw material and energy costs.

Earnings from operations were $7.3, or 4.2% of sales compared with $17.8, or 10.8% of sales, for the first nine months of 2003. The decrease in earnings is partially due to the scheduled maintenance downtime during the second quarter for the acrylonitrile manufacturing plant reducing sales of acrylonitrile and its derivative product, hydrocyanic acid. As a result of the shutdown, maintenance costs were higher than the year ago period. Also, acrylonitrile plant operations were curtailed in the first quarter due to reduced propylene availability. In addition selling price increases of $24.8 were not enough to offset higher raw material and energy costs of $27.9.

Liquidity and Financial Condition
---------------------------------

At September 30, 2004 the Company's cash balance was $285.1 compared with $251.1 at year end 2003.

Net cash flows provided by operating activities were $84.7 for the first nine months of 2004 compared with $89.6 for the same period in 2003.

Trade accounts receivable dollars increased $40.4 as a result of the higher level of sales but days outstanding is slightly lower. Inventories increased $21.6 due to increased production to support higher customer demand as well as higher raw material costs. Accounts payable increased $25.0 due to increased raw material costs and purchases to support increased demand levels. Other assets increased by $17.0 due in part to the capitalization of $8.7 of certain costs related to the previously announced and pending acquisition of Surface Specialties as well as $2.5 in prepayments to fund certain of the Company's
European pension plans. Other liabilities decreased by $33.0 primarily as a result of U.S. pension plan funding, net of accruals, of $14.1, retiree medical spending, net of accruals, of $13.7, and environmental remediation spending of $4.8.

Net cash flows used for investing activities were $44.5 for the first nine months of 2004 compared with $164.2 for the same period in 2003.

Capital spending was $54.3 compared with $60.9 for the comparable period in 2003. The net decline is attributable to lower spending on the Specialty Chemicals Technology Center renovation project which is essentially complete. This is offset somewhat by increased spending in the Building Block Chemicals segment due to the maintenance turnarounds for the melamine and acrylonitrile facilities, spending at the three locations from the two acquisitions made in the second half of 2003 and the expansion of the Specialty Materials advanced composites manufacturing facility in Germany which is essentially complete. During the first quarter of 2004, the Company received from a third party $9.1, net of expenses, as a prepayment for a long term lease on a certain property for future development. The development of the property is not connected with Company operations. The third party has the option to purchase the property from the Company at a later date. The net proceeds are being amortized to income over the life of the lease.

Net cash flows used for financing activities were $2.2 in the first nine months of 2004 compared with net cash flows provided by financing activities of $90.9 during the same period of 2003.

During the first nine months of 2004 the Company paid three quarterly cash dividends of $0.10 per common share which aggregated $11.7. Proceeds from stock option exercises totaled $20.9 compared with $11.8 for the same period of 2003. The total number of treasury shares reissued as a result of option exercises was approximately 1,032,800 for the first nine months of 2004 compared with approximately 868,900 for the first nine months of 2003. The Company repurchased approximately 388,300 shares of stock at a cost of $13.2 compared with the repurchase of 613,200 shares of stock at a cost of $19.8 for the first nine months of 2003. In March 2003, the Company repaid $100.0 of its 6.50% debt then due. In June 2003, the Company sold $200.0 principal amount of 4.6% Notes due July 1, 2013. Proceeds to the Company from the sale of the Notes after deducting costs were approximately $198.9.

The Company maintains an unsecured revolving credit agreement under which $100.0 is available to the Company through April 11, 2005.

On October 1, 2004, the Company announced that it had signed a definitive agreement to purchase the Surface Specialties business of UCB Group ("UCB"), a Belgium biopharmaceutical and specialty chemical company, for cash and stock valued at 1.5 billion Euros ($1.9 billion at 1.27 US dollars per Euro). The acquisition, approved by the board of directors of both companies, is subject to customary closing conditions including the approval of regulatory authorities and is expected to close by December 31, 2004.

The cost of the acquisition consists of 1.275 billion Euros in cash and 5,772,857 shares of Cytec common stock valued at 225 million Euros. It is anticipated that the cash portion of the transaction will be financed with a new credit facility, a bridge loan, which the Company intends to refinance with long-term debt, and existing cash. Upon closing, UCB will own approximately 12% of the outstanding shares of the Company. UCB and the Company have also agreed to enter into a stockholders agreement which will provide that UCB must reduce its stake to less than 9% within 3 years, less than 7% within 4 years and less than 5% within 5 years and contains other customary terms and provisions.

The global Surface Specialties business had revenues of $1.2 billion in 2003. The acquisition will complement Cytec's existing product lines in the Performance Products segment by significantly increasing Cytec's product offering to the coatings and additives industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors. Many of the Surface Specialties product lines such as UV cure, powder and waterborne systems have above average growth rates.

Cytec intends to operate the Surface Specialties business as a separate segment and will integrate its coating and specialty additives and performance chemicals product lines into the new segment.

In conjunction with this transaction, the Company anticipates divesting Surface Specialties' amino resin product line during 2005 and using the proceeds to reduce debt. Sales of Surface Specialties' amino resin product line in 2003 were approximately $140.0.

During October 2004, the Company entered into $238.1 of forward starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the debt that will be issued to finance the acquisition of Surface Specialties. The weighted-average interest rate of 4.7% for the U.S dollar swaps includes a swap credit spread of approximately 45 basis points and a premium of approximately 17 basis points for the forward starting element of the swap. The corresponding Euro swaps have a weighted-average interest rate of 4.13% and include a swap credit spread of approximately 14 basis points and an 11 basis point premium for the forward starting element of the swap. The credit spread portion of the swaps are representative of AA rated 10 year notes and serve as a proxy credit spread for the company. The Company's actual credit spread at the time of debt issuance will be determined primarily based on its actual credit rating and market conditions. The swaps, which mature in March 2005, will be marked to market and recorded currently in earnings until maturity or settlement. As of October 29, 2004, the Company has hedged approximately 34% of the anticipated portion of the purchase price that will be refinanced.

Through October 29 2004, the Company has entered into forward contracts totaling 155 million Euros to hedge approximately 12% of the Euro exposure of 1.275 billion for the cash component of the Surface Specialties acquisition. Excluding the hedge impact of any anticipated Euro denominated debt for the acquisition, the Company has hedged approximately 16% of the exposure with these forward contracts together with natural hedges of approximately $55.0. The forward contracts, which mature in December 2004, will be marked to market and recorded currently in earnings until maturity.

The Company filed a current report on Form 8-K dated October 6, 2004 regarding its entry into the Purchase Agreement with UCB pursuant to which the Company agreed to acquire Surface Specialties and its intention to transfer certain shares of its common stock held in treasury to UCB, without registration, as partial consideration for the acquisition.

In connection with the pending acquisition, the Company suspended its stock buy-back program for up to two years in order to maximize the funds available for debt service and other corporate purposes.

The Company believes that, based on its expected operating results for the next twelve months, it will be able to fund operating cash requirements, including debt service requirements to finance the purchase of Surface Specialties, planned capital expenditures and dividends from internal cash generation, which would include cash generated from the operations of Surface Specialties.

OTHER
-----

2004 Outlook

In its October 21, 2004 press release, which was also furnished as an exhibit to a current report on Form 8-K, the Company set forth its assumptions and management's best estimate of the fourth quarter and full year 2004 earnings at that time based on various assumptions including those set forth in its press release.

The Company expects to provide guidance for 2005 when it reports fourth quarter and full year 2004 earnings in January 2005. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

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

Forward-looking statements also include, but are not limited to, statements about the pending acquisition of UCB's Surface Specialties business, which may include financial and operating results, the parties' plans, beliefs, expectations and intentions and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements. The following factors, among others, could affect the consummation of the pending transaction: the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act and the receipt of the European Commission and other competition law clearances. The following factors, among others, could affect the anticipated results: consummation of the financing on terms different than anticipated by the Company, the ability to integrate successfully the acquired business within the expected timeframes or at all, and ongoing operations of the business. Additional factors that could cause Cytec's results to differ materially from those described in the forward-looking statements can be found in Cytec's filings with the Securities and Exchange Commission

All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Among the factors that could cause a difference include, but are not limited to: changes in global and regional economies; the financial well-being of end consumers of the Company's products, particularly the airline industry; changes in demand for the Company's products or in the quality, costs and availability of its raw materials and energy; customer inventory reduction; the actions of competitors; currency rates and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations; including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants, governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against the Company; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of investments in associated companies; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. A number of these factors are discussed in this and other of the Company's filings with the Securities and Exchange Commission.

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

Commodity Price Risk:

At September 30, 2004, the Building Block Chemicals segment Fortier plant's 2004 remaining forecasted natural gas utility requirements were 84% hedged utilizing natural gas forward contracts. These contracts were valued at $5.5 and have delivery dates ranging from October 2004 to December 2004. Additionally, the plant's 2005 gas utility requirements were 25% hedged at September 30, 2004, and these contracts were valued at $6.8 and have delivery dates ranging from January to September 2005.

At September 30, 2004, the Company held natural gas swaps with a fair value gain of $0.6, net of taxes, which will be reclassified into Manufacturing Cost of Sales through September 2005 as these swaps are settled.

Interest Rate Risk:

At September 30, 2004, the outstanding borrowings of the Company consisted of $7.7 short-term borrowings and fixed rate long-term debt, which had a carrying value of $419.0 a face value of $420.0 and a fair value, based on dealer quoted values of approximately $424.9.

During the nine months ended September 30, 2004, the Company terminated all $100.0 of its interest rate swaps. The net gain thereon of $0.2 and $2.9 for the three and nine months then ended is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of unamortized swap settlement included in long-term debt was $2.8 at September 30, 2004

Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change; however, the fair market value of the fixed rate long-term debt would decrease by approximately $17.2 at September 30, 2004.

Refer to Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to the Consolidated Financial Statements contained herein for discussion of derivative activities subsequent to September 30, 2004 as a result of the pending acquisition of Surface Specialties.

Item 4.  Controls and Procedures
         -----------------------

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14 as of the period ended September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective.

Part II - Other Information

Item 1.  Legal Proceedings
         -----------------

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. The Company believes that the resolution of such lawsuits and claims, including those described in the Company's Annual Report on Form 10-K, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations and cash flows of the Company in any one accounting period. The Company, in this section, includes certain predecessor entities being indemnified by Cytec.

Set forth below are updates to the legal proceedings sections found in the Company's Annual Report on Form 10-K.

During the third quarter of 2004, the Company signed a stipulation of settlement with plaintiffs in a federal class action lawsuit on behalf of purchasers of carbon fiber. The settlement is subject to court approval. While Company management denied any charges of wrongdoing and in fact believed the Company would have been a victim of any conspiracy among carbon fiber manufacturers, management believed the costs of further defense outweighed the costs of settlement. As a result of this and several other minor litigation matters, the Company recorded a pre-tax charge of $8.0 ($6.2 after tax) which is reflected in administrative and general expense in the third quarter of 2004.

The following table presents information about the asbestos claims against the Company.

                                  Nine Months Ended          Year Ended
                                    September 30,            December 31,
                                         2004                     2003
                                 ---------------------     --------------------
Claims closed in period                  2,759                    7,601
Claims filed in period                   3,542                    7,648
Claims open at end of period            27,738                   26,955
-------------------------------------------------------------------------------

No material developments relating to the Company's lead paint litigation occurred during the quarter ended September 30, 2004.

See also the "Legal Proceedings" section in Item 3 of Part 1 and the first four paragraphs of "Environmental Matters" under "Business" in Item 1 of Part 1 of the Company's 2003 Annual Report on Form 10-K, and Note 6 of the Notes to Consolidated Financial Statements, herein.

Item 6.  Exhibits
         --------
         (a).     Exhibits
                  --------

See Exhibit Index on page 28 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

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


                                        CYTEC INDUSTRIES INC.


                                        By: /s/ James P. Cronin
                                            -------------------
                                            James P. Cronin
                                            Executive Vice President and
                                            Chief Financial Officer



October 29, 2004


Exhibit Index
-------------

2.3             Stock and Asset Purchase Agreement, dated as of October 1, 2004, between UCB S.A. and Cytec Industries Inc.
                (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated October 1, 2004)

10.10           Omnibus Agreement, dated September 30, 2004, among Wyeth Holdings Corporation, MDP Holdings, Inc. and Cytec
                Industries Inc.

12              Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2004 and 2003.

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