Form 10-K
period 2004-12-31
CYTEC INDUSTRIES INC/DE/
filed 2005-02-25
CIK 912513

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004



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

  Title of each class                                      Name of exchange on
Common Stock, par value                                     which registered
    $.01 per share                                       New York Stock Exchange

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
                                             ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b-2 of the Act). Yes X  No    .
                                       ---   ---

At June 30, 2004 the aggregate market value of common stock held by non-affiliates was $1,774,582,979 based on the closing price ($45.45) of such stock on such date.

There were 39,900,511 shares of common stock outstanding on January 31, 2005.


DOCUMENTS INCORPORATED BY REFERENCE

Documents
---------
Part of Form 10-K
Portions of Proxy Statement for 2005 Annual
Meeting Of Common Stockholders, dated March 11, 2005.              Parts III, IV

================================================================================

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-K Table Of Contents


                                                                                                                           Page
Part 1.
               Item 1.      Business                                                                                        4
               Item 2.      Properties                                                                                     12
               Item 3.      Legal Proceedings                                                                              13
               Item 4.      Submission Of Matters To A Vote of Security Holders                                            14

Part II.
               Item 5.      Market For Registrant's Common Equity And Related Stockholder Matters                          14
               Item 6.      Selected Financial Data                                                                        15
               Item 7.      Management's Discussion And Analysis Of Financial condition And Results Of Operation           16
               Item 7A.     Quantitative And Qualitative Disclosures About Market Risk                                     27
               Item 8       Financial Statements And Supplementary Data                                                    31
               Item 9.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosures          64
               Item 9A.     Controls And Procedures                                                                        64
               Item 9B.     Other Information                                                                              65

Part III.
               Item 10.     Directors And Executive Officers Of The Registrant                                             66
               Item 11.     Executive Compensation                                                                         67
               Item 12.     Security Ownership Of Certain Beneficial Owners And Management                                 67
               Item 13.     Certain Relationships And Related Transactions                                                 67
               Item 14.     Principal Accounting Fees And Services                                                         67

Part IV.
               Item 15.     Exhibits And Financial Statement Schedules                                                     68
                            Signatures


COMMENTS ON FORWARD-LOOKING STATEMENTS

     A number of the statements made by the Company in the Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer's letter to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

     Forward-looking statements also include, but are not limited to, statements about the pending acquisition of UCB Group's Surface Specialties business, which may include financial and operating results, the parties' plans, beliefs, expectations and intentions and other statements that are not historical facts. Such statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements. The expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, among other factors, could affect the consummation of the pending transaction. The following factors, among others, could affect the anticipated results: the ability to integrate successfully the acquired business, including realization of anticipated synergies within the expected timeframes or at all, and ongoing operations of the business.

     All predictions as to future results contain a measure of uncertainty and, accordingly, actual results could differ materially. Factors that could cause a difference include, but are not limited to: changes in global and regional economies; the financial well-being of end consumers of the Company's products, particularly the airline industry; changes in demand for the Company's products or in the quality, costs and availability of its raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against the Company; difficulties in plant operations and materials transportation; environmental matters; the results of and recoverability of its investments in associated company; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

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

                                     PART I
                                     ------

Item 1.          BUSINESS

     Cytec is a global specialty chemicals and specialty materials company that focuses on value-added products. The Company serves major markets for aerospace, automotive and industrial coatings, chemical intermediates, mining, plastics and water treatment. The Company manufactures the vast majority of its products and sells its products worldwide. The Company had net sales of $1,721.3 million and earnings from operations of $159.6 million in 2004.

     The Company reports with respect to four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. Water and Industrial Process Chemicals principally include water treatment chemicals, mining chemicals and phosphine and phosphorous specialties. Performance Products principally include coatings, amino resins and specialty additives, performance chemicals and polymer additives. Specialty Materials principally include advanced composites and film adhesives. Building Block Chemicals principally include acrylonitrile, hydrocyanic acid, acrylamide, sulfuric acid and melamine. The Company characterizes its product lines as platform product lines and value product lines. Platform product lines are those product lines the Company believes have a competitive advantage to grow organically and by extension through strategic acquisitions. The Company expects these product lines to have sales growth over a business cycle considerably in excess of growth in gross domestic product. The Company also expects its platform product lines will need investment in research and development and possibly in capital to increase global capacity to support sales growth. Value product lines are those product lines which are expected to build sales and profit growth through greater focus on manufacturing productivity. Value product lines are expected to provide significant free cash flow and to increase their economic value with a greater focus on asset management. The Company's platform product lines are water treatment chemicals, mining chemicals, phosphine and phosphorous specialties, coatings, performance chemicals and specialty additives, and specialty materials. The Company's value product lines are polymer additives and building block chemicals.

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

     On October 1, 2004, the Company announced that it had signed a definitive agreement to purchase the Surface Specialties business ("Surface Specialties") of UCB Group ("UCB"), a Belgium biopharmaceutical and specialty chemical company, for cash and stock, valued at that time, of 1.5 billion euros. In early February 2005, the Company reached agreement with UCB to modify the terms of the purchase agreement. Assuming the dollar to euro exchange rate is 1.3 to 1 and that Cytec common stock is $51 per share, the transaction would be valued at $1.841 billion of which 1.140 billion euros ($1.482 billion) will be paid in cash and the balance will be paid in 5,772,857 shares of Cytec common stock ($294 million). In addition, there is contingent consideration up to a maximum of 50 million euros ($65 million), of which 20 million euros ($26 million) will be paid up front with the balance payable in 2006. The contingent consideration will be earned on a pro-rata basis pending the achievement of certain operating results by Surface Specialties in 2005. UCB also agreed to reimburse Cytec 15 million euros ($19.5 million) for transaction related costs. The acquisition is subject to customary closing conditions including the approval of the U.S. Federal Trade Commission.

     Upon closing, UCB would own approximately 12% of the outstanding shares of Cytec and will enter into a stockholders agreement that will provide for UCB to reduce its stake within five years and that will contain other customary terms and conditions. The cash portion of the transaction will be financed utilizing the credit facilities described in Item 7 under "Liquidity and Financial Condition."

     Surface Specialties also has a significant amino resins business. The Company has agreed with the European Union Commission, and expects to reach a similar agreement with the U.S. Federal Trade Commission, that it will divest UCB's amino resins business after it purchases Surface Specialties and that prior to the divestment, Surface Specialties amino resins business will be held separately and will report to an independent trustee. After the transaction with UCB is consummated, for the duration that the amino resins business is owned by Cytec, its results of operations will be classified as results from discontinued operations on Cytec's consolidated statements of income.

     The acquisition complements Cytec's existing product lines in the Performance Products segment by significantly increasing Cytec's product offering to the coatings industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors. (For a further discussion of this event refer to Item 7 herein as well as Note 2 of the Notes to Consolidated Financial Statements.)

     Cytec was incorporated as an independent public company in December 1993.

Segment Information

     Revenues from external customers, earnings from operations and total assets for each of the Company's reportable segments can be found in Note 16 of the Notes to Consolidated Financial Statements.

Water and Industrial Process Chemicals Segment

     Set forth below are the Company's primary product lines and major products in this segment and their principal applications.

----------------------------------- ----- ------------------------------------------ ------- ----------------------------------
           PRODUCT LINE                                MAJOR PRODUCTS                             PRINCIPAL APPLICATIONS
----------------------------------- ----- ------------------------------------------ ------- ----------------------------------

Water treatment chemicals                 Flocculants, coagulants, filter aids,              Water  and wastewater treatment,
                                          drilling fluids and production                     raw water clarification, process
                                          chemicals, scale inhibitors, friction              water treatment, oil field
                                          reducers and mobility control polymers             drilling, production, recovery,
                                                                                             refining, sugar processing and
                                                                                             municipal waste

Mining chemicals                          Promoters, collectors, solvent                     Mineral separation and
                                          extractants, flocculants, frothers,                processing for copper, alumina
                                          filter and dewatering aids,                        and certain other minerals
                                          antiscalants, dispersants, depressants,
                                          defoamers and reagents

Phosphine and phosphorous                 Solvent extractants, flame retardants,             Mineral processing;
specialties                               catalyst ligands, high purity phosphine            pharmaceutical, chemical and
                                          gas and biocides                                   electronic manufacturing; and
                                                                                             fumigants
----------------------------------- ----- ------------------------------------------ ------- ----------------------------------

     Many of the Company's products in this segment are manufactured using acrylamide that is manufactured by the Company's Building Block Chemicals segment. For further discussion of raw materials, refer to "Customers and Suppliers," contained herein.

     Water Treatment Chemicals

     The Company's water treatment chemicals product line consists primarily of the manufacture and sale of products for use in applications such as treatment of industrial waste streams and industrial influent water supplies to remove suspended solids, sewage conditioners for municipal wastewater treatment and as drilling mud conditioners for oil service companies. Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for the Company's water treatment chemicals. Cytec also produces paper chemicals under a long-term manufacturing supply agreement that expires in October, 2005. The Company has negotiated another supply agreement with the same customer scheduled to commence in November 2005 and expire in October 2008.

     Competition is generally intense in wastewater treatment applications, particularly for those applications where technical service is not an important factor. Cytec markets its water treatment chemicals through a specialized sales staff with an emphasis on sales to global full-service water treatment companies.

     Mining Chemicals

     The Company's mining chemicals product line is primarily used in applications to separate minerals from ores. The Company has leading positions in the copper processing industry, particularly in the flotation and in extraction of copper. The Company also has a leading position in the alumina processing industry, where its patented HxPams are particularly effective at the flocculation of "red mud". The Company also sells phosphine chemicals specialty reagents which have leading positions in cobalt nickel separation and copper sulfide recovery applications. In 2003 the Company broadened its mining chemicals product line by acquiring from Avecia, its metal extractant product ("MEP") line. The MEP product line has a leading position for extractants in the processing of copper oxide ores. The Company has recently approved a capital project to increase its MEP capacity by 50%. Demand for mining chemicals is cyclical and varies with industry conditions such as global demand, inventory levels and mineral prices for the particular minerals with respect to which the Company's products have processing applications. The Company strives to develop new technologies as well as new formulations tailored for specific applications. The Company's mining chemicals product lines are marketed primarily through a specialized sales and technical services staff. Cytec has expanded its sales and technical service presence in South America, South Africa, Asia and Australia, the growth markets for the Company's mineral processing chemicals.

     Phosphine and Phosphorous Specialties

     The Company's phosphine and phosphorous specialties are utilized for a variety of applications. The Company is the largest supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and has significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. In 2003 the Company acquired from Avecia its organo phosphorus product line as part of its Intermediates and Stabilizers ("I&S") product line. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries. Sales of certain phosphine products are dependent upon obtaining and maintaining necessary registrations and approvals from applicable regulatory agencies and the Company is seeking additional product registrations. The Company also seeks to broaden its product line through development of additional proprietary technologies for pharmaceuticals, specialty chemicals catalysts and reactive intermediate applications.

Performance Products Segment

     Set forth below are the Company's primary product lines and major products in this segment and their principal applications.

----------------------------------- --------------------------------- ------------------------------------------------
           Product Line                      Major Products                       Principal Applications
----------------------------------- --------------------------------- ------------------------------------------------
Coatings Chemicals                  Amino resins, additives,          Industrial coatings and paints for appliances,
                                    urethanes and carbamates          automobiles, containers, metal fixtures, metal
                                                                      and wood furniture and heavy duty industrial
                                                                      machinery

Performance chemicals and           Adhesion promoters,               Adhesives and sealants, inks, electrical and
specialty additives                 surfactants, specialty            electronic products, wood bonding and
                                    monomers, urethanes,              laminating, textiles, tires, rubber products,
                                    carbamates, acrylic               non-wovens and super absorbent products,
                                    stabilizers, thermoplastics,      flexible packaging, and plastics
                                    formulated polyurethanes and
                                    epoxies

Polymer additives                   Ultraviolet light stabilizers     A broad range of plastics, coatings, and
                                    and absorbers, high performance   fibers for agricultural films, automotive
                                    antioxidants and antistatic       parts, architectural lighting, fiberglass,
                                    agents                            housewares, packaging, outdoor furniture,
                                                                      sporting goods, toys and apparel
----------------------------------- --------------------------------- ------------------------------------------------

     Many of the Company's products in this segment are manufactured using melamine and acrylamide that are both manufactured by the Company's building block chemicals segment. For further discussion of raw materials, refer to "Customers and Suppliers," contained herein.

     Coatings Chemicals

     The Company believes that it is the largest global supplier of amino crosslinking resins ("Resins"), which the Company markets primarily for industrial coatings applications. The Company sells Resins worldwide to manufacturers producing coatings for automotive, marine, wood and metal finishings, and appliances, containers, coils and general industrial maintenance coatings. In 2003 the Company acquired 100% of the coating resins product line formerly operated by its Mitsui Cytec joint venture.

     The Company markets coating chemicals through a specialized sales and technical service staff. Sales are typically made directly to large customers and through distributors to smaller customers.

     Performance Chemicals and Specialty Additives

     The Company's performance chemicals and specialty additives have different functionalities and are sold into varied end use applications. The largest product group is a line of adhesion promoters which are used globally in the rubber industry, the major application being the manufacture of tires.

     The Company is a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications.

     The Company manufactures and markets urethane chemicals and formulated polyurethane and epoxy systems. The Company's urethane chemicals are sold primarily for use in high performance coating applications, inks and adhesives and formulated polyurethane systems are sold primarily for use as potting compounds in electrical applications. The Company also manufactures and markets acrylic stabilizers and certain thermoplastic polymers.

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

Specialty Materials Segment

     The Specialty Materials segment principally manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, aircraft brakes and certain high performance applications such as Formula 1 racing cars and luxury sports cars.

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

     The primary applications for both aerospace adhesives and advanced composites are commercial airliners, regional and business jets, military aircraft, satellites and launch vehicles, high performance automotive and specialty applications. Sales are dependent to a large degree on the commercial and military aircraft build rate and the number of applications and aircraft programs for which the Company is a qualified supplier. Every major commercial aircraft program in the Western world has qualified and uses certain of the Company's products. The Company is a major supplier to such military programs as the F-35 Joint Strike Fighter, the F/A-22 and F/A-18 combat aircraft and the C-17 transport aircraft. The Company has a number of long term agreements, expiring over various periods, to supply aerospace customers with their requirements, subject to various exceptions, of various specialty materials at prices that are generally fixed by year.

     Advanced composites generally account for a higher percentage of the structural weight on military aircraft than on commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass or aramid materials and phenolic resins are primarily used for secondary structure applications such as fairings and interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. In addition, the Company's ablatives are used in manufacturing rocket nozzles and the Company's carbon/carbon products are used in manufacturing aircraft and other high performance brakes. The Company expects the demand for advanced composites to continue to increase and completed the expansion of its production facility in Oestringen, Germany in 2004 to meet this increased demand.

     The Company's aerospace adhesives and advanced composites also have various applications in industrial, high performance automotive and selected recreational products. The Company is seeking to leverage its engineered materials portfolio with customers in these and other new markets.

     The Company purchases from third parties all of the aramid and glass fibers and much of the carbon fibers and base resins used in the manufacture of composites. Other carbon fibers are sourced directly from Cytec Carbon Fibers as discussed below. Refer to "Customers and Suppliers."

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

     Over 50% of the Company's carbon fiber production is utilized internally in the production of certain of the Company's advanced composites. The remainder is sold to third parties through a direct sales force.

Building Block Chemicals Segment

     Building Block Chemicals are manufactured primarily at the Company's world-scale, highly integrated Fortier facility. The Fortier facility is located on the bank of the Mississippi River near New Orleans, Louisiana and has access to all major forms of transportation and supplies of raw materials. The Company attempts to operate most of its plants at capacity subject to market conditions and raw material availability.

     Acrylonitrile and Hydrocyanic Acid

     The Company anticipates that over the near term it will use internally approximately 30% of its current acrylonitrile annual production capacity of 475 million pounds to produce acrylamide and that up to approximately 40% will be sold to a single international trading company under a long-term agreement. Currently, about half of the volume sold to the trading company is sold under a cost based supply contract and the rest is sold under a market price based distribution agreement. Effective May 1, 2005, the entire amount will be sold under the market price based distribution agreement. The profitability of producing acrylonitrile is influenced by supply and demand, by the cost of propylene and ammonia, which are the largest components of the cost of producing acrylonitrile, and by manufacturing efficiency (i.e., yield and co-product recovery). Hydrocyanic acid is produced as a co-product of the acrylonitrile process. Substantially all of the hydrocyanic acid produced by the Company is sold to CYRO (Refer to "Associated Company," below), as a raw material for methyl methacrylate ("MMA") under a long-term contract with an initial expiration date in 2011.

     Other Building Block Chemicals

     The Company also manufactures and sells acrylamide, sulfuric acid and melamine. The Company anticipates that over the near term it will use internally approximately 40% of its acrylamide annual production capacity of approximately 200 million pounds for the production of certain products for the Company's water treating chemicals, mining chemicals and performance chemicals product lines. The remainder of the Company's production is sold to third parties. The Company manufactures acrylamide at its Fortier facility and at its Botlek facility in the Netherlands.

     The Company sells sulfuric acid to third parties and also toll converts substantially all of CYRO's spent sulfuric acid arising from the manufacture of MMA under a long-term service contract with an initial expiration date in 2011.

     American Melamine Industries ("AMEL"), a 50% owned manufacturing joint venture with a subsidiary of DSM N.V., operates a melamine manufacturing plant with annual production capacity of approximately 160 million pounds at the Fortier facility. The joint venture may be terminated effective August 1, 2007 by either party upon two year's prior written notice. DSM, which is a leading manufacturer of melamine, makes its melamine expertise available to AMEL under a license agreement. The Company anticipates that over the near term it will use internally up to approximately 80% of its 50% share of AMEL's annual melamine production, primarily for the production of Resins. The remainder of the Company's share of production is sold to third parties.

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

Associated Company

     CYRO Industries, a 50% owned joint venture, manufactures and sells acrylic sheet and molding compound products, primarily under the ACRYLITE(R) trademark, and MMA. CYRO operates primarily in North America and manufactures its acrylic products at four locations in the U. S. The Company's partner in CYRO, an indirect subsidiary of Degussa A.G., has an affiliate, Rohm GmbH and Co. KG., that manufactures and sells acrylic sheet and molding compounds products and MMA primarily in Europe and makes its technological expertise available to CYRO.

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

     For additional information refer to Note 5 of the Notes to Consolidated Financial Statements.

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

Customers and Suppliers

     A discussion of various long-term customer supply agreements is disclosed in Note 10 of the Notes to Consolidated Financial Statements.

     A number of the Company's customers operate in cyclical industries such as the aerospace, automotive, mining and paper industries. As a result, demand for the Company's products from customers in such industries is also cyclical. In addition, the profitability of sales of certain of the Company's building block chemicals varies due to the cyclicality typically experienced with respect to the amount of industry-wide capacity dedicated to producing such chemicals and the amount of end user demand.

     With respect to suppliers, the Company's vertical integration (i.e., its manufacture of intermediates used to manufacture certain water treatment chemicals, mining chemicals, coatings and specialty additives and performance chemicals and its manufacture of carbon fibers for advanced composites) helps protect it from being reliant on other companies for many significant intermediates. The significant raw materials required to manufacture the Company's building block chemicals are natural gas, propylene, ammonia and sulfur which are typically available although the Company has experienced tight markets for certain raw materials from time to time. Natural gas is an important indirect raw material for many of the Company's products, including Resins. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the United States has been volatile during the past few years and is significantly above the price in many other parts of the world. The Company has not had any problems obtaining the natural gas that it needs. However, many of the Company's products compete with similar products made with less expensive natural gas available elsewhere and the Company may not be able to recover any or all of the increased cost of gas in manufacturing its products. The Fortier facility is served principally by a single propylene pipeline owned by a supplier although other suppliers can utilize the pipeline for a transportation fee. In addition, the Company has made arrangements to obtain propylene by rail.

     Raw material cost changes year on year are an important factor in profitability and prices of raw materials can increase or decrease based on supply and demand and other market forces. The Company experienced some difficulty procuring several key raw materials during 2004 in what was perceived to be a tight market. Due to reduced propylene availability in the first quarter of 2004, the Company's acrylonitrile plant did not operate at full capacity impacting production and inventory levels. The Company expects that tight markets for key raw materials will occur during 2005. The Company was recently notified by its major supplier of propylene that as of February 1, 2005, it will be placed on an 85% supply allocation of its requirements for up to six months due to mechanical difficulties. Management does not expect this allocation, should it occur for the term anticipated, to have a material impact on Company operations in the first quarter of 2005. In the event that raw material supply limiting conditions arise, the Company expects that prices of raw materials could increase, potentially adversely affecting profit margins of the Company. Additionally, such conditions, if protracted, could result in lower than anticipated revenues.

     The Company generally attempts to retain multiple sources for high volume raw materials, other than its own building block chemicals, in order to minimize its reliance on any one supplier. The Company sources its requirements of cationic monomers from a single supplier under a long-term agreement. Cationic monomers are important raw materials in the water treatment chemicals and mining chemicals product lines. The Company is dependent on a limited number of suppliers for carbon fibers that are used in many of the Company's advanced composite products. While the risk of future carbon fiber supply limitations is reduced since the Company manufactures some of its own carbon fibers, currently carbon fiber is in short supply and until market capacity increases, shortages are possible. There can be no assurance that the risk of encountering supply limitations could be entirely eliminated.

International

     The Company operates on a global basis with manufacturing plants located in ten countries. Export sales to unaffiliated customers from the United States were $234.4 million in 2004, $186.6 million in 2003 and $164.7 million in 2002 or approximately 14%, 13% and 12% of net sales in such years, respectively.

     The Company markets its products internationally through Company sales forces, distributors and agents. International sales were approximately 53% in 2004, 51% in 2003 and 49% in 2002, of net sales to external customers.

     The Company's identifiable assets located outside of the United States, by geographical region, at year end 2004 and 2003 are set forth in Note 16 of the Notes to Consolidated Financial Statements and are incorporated by reference herein.

     International operations are subject to various risks which may not be present in U.S. operations including political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. The Company does not currently believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing international operations.

Research and Process Development

     During 2004, 2003 and 2002, the Company incurred $40.0 million, $35.2 million and $33.7 million, respectively, of research and process development expense. During 2004, the Company substantially completed the multi-year renovation and upgrade of its main Specialty Chemicals research facility located in Stamford, Connecticut at a total cost incurred through December 31, 2004 of approximately $54.2 million.

Trademarks and Patents

     The Company has approximately 1,750 United States and international patents and also has trademark applications and registrations for approximately 150 product names. The Company believes the loss of patent or trademark protection on any one product or process would not have a material adverse effect on the Company. While the existence of a patent is prima facie evidence of its validity, the Company cannot assure that any of the Company's patents will not be challenged, and it cannot predict the outcome of any challenge.

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

Environmental Matters

     The Company is subject to various foreign and domestic laws and regulations which impose stringent requirements for the control and abatement of pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.

     In particular, under various governmental laws in the U.S., a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the facility and nearby areas. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, under various laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released. The costs of removal, remediation or corrective action may be substantial, and the presence of hazardous materials in the environment at any of the Company's facilities, or the failure to abate such materials promptly or properly, may adversely affect the Company's ability to operate such facilities. Certain of these laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for investigative, removal and remedial costs under such laws is retroactive, strict, and joint and several.

     The Company is required to comply with laws that govern the emission of pollutants into the ground, waters and the atmosphere and with laws that govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes and laws that regulate the manufacture, processing, and distribution of chemical substances and mixtures, as well as the disposition of certain hazardous substances. In addition, certain laws govern the abatement, removal, and disposal of asbestos-containing materials and the maintenance of underground storage tanks and equipment which contains or is contaminated by polychlorinated biphenyls. The costs of compliance with such laws and related regulations may be substantial, and regulatory standards tend to evolve towards more stringent requirements, which might, from time-to-time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of the Company's facilities could result in substantial civil penalties or the inability of the Company to operate all or part of the facility.

     Notes 1 and 10 of the Notes to Consolidated Financial Statements are incorporated by reference herein.

Item 2.     PROPERTIES

     The Company operates manufacturing and research facilities in ten countries. Capital spending for the years ended 2004, 2003 and 2002 was $89.3 million, $93.8 million, and $62.2 million, respectively. Capital expenditures in 2005 are expected to be in the range of $85.0 to $95.0 million not including any capital expenditures relating to Surface Specialties after the anticipated acquisition. Major projects in 2004 were the completion of the expansion at the Company's Oestringen, Germany facility and the substantial completion of a multi-year project to significantly upgrade and modernize its Specialty Chemicals research facility in Stamford, Connecticut and infrastructure upgrades at its Willow Island, West Virginia facility. In the fourth quarter of 2004, the Company also started several incremental capacity expansion projects in its Mining Chemicals, Phosphines and Polymer Additives product lines. The increase in spending during 2003 from 2002 levels was due primarily to a modernization of the Specialty Chemicals research facility, expanding capacity at its Oestringen, Germany manufacturing facility, infrastructure upgrades at its Willow Island, West Virginia manufacturing facility and capital expenditures at plants acquired by the Company during 2003 in Shimonoseki, Japan and Mount Pleasant, Tennessee. The Company's capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of the Company's products, to modernize or replace older facilities, or to install equipment for protection of employees, neighboring communities and the environment.

     The Company's major facilities and the segments served by each such facility are as follows:

---------------------------------------------------- ------- ------------------------------------------------------------------
FACILITY                                                     PRINCIPAL SEGMENT
---------------------------------------------------- ------- ------------------------------------------------------------------

Anaheim, California                                          Specialty Materials
Atequiza, Mexico                                             Water and Industrial Process Chemicals; Performance Products
Antofogasta, Chile                                           Water and Industrial Process Chemicals
Avondale (Fortier), Louisiana                                Building Block Chemicals
Belmont (Willow Island), West Virginia                       Performance Products
Bogota, Colombia                                             Performance Products
Botlek, the Netherlands                                      Water and Industrial Process Chemicals; Performance Products;
                                                             Building Block Chemicals
Bradford, U.K.                                               Water and Industrial Process Chemicals
Greenville, South Carolina                                   Specialty Materials
Greenville, Texas                                            Specialty Materials
Havre de Grace, Maryland                                     Specialty Materials
Kalamazoo, Michigan                                          Water and Industrial Process Chemicals; Performance Products
Lillestrom, Norway                                           Performance Products
Longview, Washington                                         Water and Industrial Process Chemicals
Mobile, Alabama                                              Water and Industrial Process Chemicals
Mount Pleasant, Tennessee                                    Water and Industrial Process Chemicals; Performance Products
Oestringen, Germany                                          Specialty Materials
Olean, New York                                              Performance Products
Orange, California                                           Specialty Materials
Rock Hill, South Carolina                                    Specialty Materials
Shimonoseki, Japan                                           Performance Products
Stamford, Connecticut                                        Water and Industrial Process Chemicals; Performance Products
Wallingford, Connecticut                                     Performance Products
Welland, Canada                                              Water and Industrial Process Chemicals
Winona, Minnesota                                            Specialty Materials
Wrexham, U. K.                                               Specialty Materials
---------------------------------------------------- ------- ------------------------------------------------------------------

     The Company owns all of the foregoing facilities and their sites except for the land at the Botlek, Lillestrom, Shimonoseki and land and buildings at Rock Hill facilities which are leased under long-term leases. The Company leases its corporate and Specialty Chemicals headquarters in West Paterson, New Jersey and its Specialty Materials headquarters located in Tempe, Arizona.

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

     The Company is among several defendants in approximately 30 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fee. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage and believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company continues to pursue an agreement with various of its insurers concerning recovery of defense costs relating to these matters. During 2004, the Company received $1.0 million related to previously expensed defense costs which were recorded in other income, net and also recorded an additional $2.0 million in other income as it believes it is probable that it will realize additional recoveries of previously expensed lead defense costs from its insurers. The Company is hopeful of recognizing additional recoveries in future periods as negotiations with its insurers proceed.

     The Company, like many other industrial companies, has been named as one of hundreds of defendants in a number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos as plaintiffs' attorneys have shifted their focus to peripheral defendants, such as the Company. The claimants allege exposure to asbestos at facilities formerly or currently owned by the Company or from products formerly manufactured by the Company for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against the Company have been dismissed without any indemnity payment by the Company, and the Company has no information that this pattern will change.

     The following table presents information about the number of claimants involved in asbestos cases with the Company:

                                                                           Year Ended             Year Ended
                                                                          December 31,           December 31,
                                                                              2004                   2003
                                                                        ------------------    --------------------
Number of claimants associated with claims closed during period                3,540                  7,601
Number of claimants associated with claims opened during period                4,532                  7,648
Number of claimants at end of period                                          27,947                 26,955
------------------------------------------------------------------- --- ------------------ -- --------------------

     The Company commenced binding arbitration proceedings against SNF SA, ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. Recently, the arbitrators awarded the Company damages and interest aggregating approximately 11 million euros. Cytec has obtained a court order in France to enforce the award, which order is being appealed by SNF. No gain contingency has been recorded. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings. The Company believes that the complaint is without merit.

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

     Refer to "Environmental Matters" under "Business" in Item 1 and Notes 1 and 10 of the Notes to Consolidated Financial Statements.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II
                                     -------

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     The Common Stock of the Company is listed on the New York Stock Exchange. On January 31, 2005, there were approximately 9,600 registered holders of the Common Stock of the Company.

     The high and low closing stock prices and declared dividends per share for each quarter were:

                                                 1Q                       2Q                       3Q                       4Q
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------
2004
     High                                    $38.76                   $45.45                   $49.99                   $51.73
     Low                                      32.97                    35.50                    44.31                    44.92
     Dividends                                 0.10                     0.10                     0.10                     0.10
2003
     High                                    $30.51                   $35.54                   $38.76                   $38.59
     Low                                      25.98                    28.05                    34.60                    33.45
--------------------------- ------------------------ ------------------------ ------------------------ ------------------------

     In January, 2004, the Board of Directors approved the initiation of a common stock quarterly cash dividend program. No cash dividends on common shares were declared or paid during 2003.

     On January 20, 2005, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, paid on February 25, 2005 to stockholders of record as of February 10, 2005.

     Upon closing, the Company has agreed to issue 5,772,857 shares of its common stock to UCB S.A. as part of the consideration for the purchase of Surface Specialties. See Note 2 of the Notes to Consolidated Financial Statements. The sale will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since no public offering will be involved. Also, upon closing, UCB and Cytec have also agreed to enter into a stockholders agreement which will provide for UCB to reduce its stake within five years and contains other customary terms and provisions.

     See Part III, Item 11. "Executive Compensation" for information relating to the Company's equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY
(Dollars in millions, except per share amounts)

                                                            2004        2003        2002         2001         2000
------------------------------------------------------------------------------------------------------------------------

Statements of income data:
Net sales                                               $1,721.3    $1,471.8    $1,346.2     $1,387.1     $1,492.5
Earnings from operations                                  $159.6 (1)  $141.1      $119.4  (5)  $113.8  (7)  $177.7   (9)
Earnings before accounting change, extraordinary
   item and premium paid to redeem preferred stock
                                                          $126.1 (2)   $91.0       $79.3  (6)   $66.2  (8)  $177.6  (10)
Cumulative effect of accounting change, net of taxes           -       (13.6)(4)       -            -            -
Extraordinary gain, net of taxes                               -           -           -          4.9            -
Premium paid to redeem preferred stock                      (9.9)(3)       -           -            -            -
------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders             $116.2       $77.4       $79.3        $71.1       $177.6
------------------------------------------------------------------------------------------------------------------------

Basic net earnings per common share :
Net earnings available to common stockholders
    before accounting change and extraordinary gain        $2.94       $2.34       $2.01        $1.65        $4.34
Cumulative effect of accounting change, net of taxes           -       (0.35)          -            -            -
Extraordinary gain, net of taxes                               -           -           -         0.12            -
------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders              $2.94       $1.99       $2.01        $1.77        $4.34
------------------------------------------------------------------------------------------------------------------------

Diluted net earnings per common share:
Net earnings available to common stockholders
    before accounting change and extraordinary gain        $2.84       $2.27       $1.96        $1.59        $4.15
Cumulative effect of accounting change, net of taxes           -       (0.34)          -            -            -
Extraordinary gain, net of taxes                               -           -           -        $0.12            -
------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders              $2.84       $1.93       $1.96        $1.71        $4.15
------------------------------------------------------------------------------------------------------------------------

Cash dividends declared and paid per common share:         $0.40           -           -            -            -

Balance sheet data:
Total assets                                            $2,226.1    $2,025.9    $1,766.4     $1,650.4     $1,721.6
Long-term debt                                            $300.1      $416.2      $216.0       $314.7       $313.4
-------------------------------------------------------------------------------------------------------------------

(1) Includes a pre-tax charge of $8.0 for various litigation matters, including $7.0 to settle a federal class action lawsuit alleging antitrust violations relating to carbon fiber.

(2) In addition to the item in Note (1) above, includes an after-tax charge of $4.8 relating to the settlement of several environmental and toxic tort lawsuits, an after-tax charge of $1.6 relating to the settlement of disputed matters with the former holder of the Company's Series C Preferred Stock, a tax credit of $2.4 resulting from the favorable outcome of a recently completed international tax audit and an after-tax gain of $17.1 resulting from derivative transactions related to the pending acquisition of Surface Specialties.

(3) Represents a charge to net earnings available to common stockholders resulting from the redemption of the Company's Series C Preferred Stock.

(4) Represents the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 143. Expenses resulting from SFAS No. 143 included in Earnings from Operations were $1.8 in 2003. Had this accounting policy been in effect in prior years, additional expenses of $1.7 in 2002, $1.6 in 2001 and $1.5 in 2000 would have been recognized in the determination of earnings from operations.

(5) Includes net restructuring charges of $13.7 and a charge of $1.7 for costs associated with a tax refund related to the prior years' research and development tax credit.

(6) In addition to the items in Note (5) above, includes restructuring charges of $0.4 included in equity in earnings of associated companies, $2.0 of interest income related to the research and development tax credit, and a $6.0 reduction in income tax expense related to a refund associated with prior years' research and development tax credits.

(7) Includes a restructuring charge of $5.4 and $9.7 of goodwill amortization that is no longer amortized under SFAS No. 142, "Goodwill and Other Intangible Assets."

(8) In addition to the items in note (7) above, includes a restructuring charge of $2.3 included in earnings of associated companies.

(9) Includes a restructuring charge of $10.1, a charge of $1.4 for receivables which were deemed uncollectible and due the Company from its former ammonia joint venture and $9.4 of goodwill amortization that is no longer amortized under SFAS No. 142.

(10) In addition to the items in note (9) above, includes on a pre-tax basis: a gain of $88.3 from the divestiture of the paper chemicals product line; a gain of $13.3, discounted and net of expenses, from an environmental remediation insurance settlement; a gain of $7.1 from the sale of real estate at a former plant site; and a charge of $4.8 for the write-down of receivables from the AC Molding Compounds joint venture.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Dollars are in millions, except per share amounts. Percentages are approximate.

GENERAL

     Cytec Industries Inc. is a global specialty chemicals and materials company and sells its products to diverse major markets for aerospace, automotive and industrial coatings, chemical intermediates, mining, plastics and water treatment. With slightly over half of the Company's sales outside of the U.S., sales volume by region and the impact of exchange rates are important measures that are analyzed by management. The Company reports its net sales in four segments: Water and Industrial Process Chemicals, Performance Products, Specialty Materials and Building Block Chemicals. The Water and Industrial Process Chemicals and Performance Products segments are collectively referred to as Specialty Chemicals. The Company also reports its net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management's view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

     Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of the Company's raw materials are derived from these two commodities. Key raw materials for the Specialty Chemicals and Building Block Chemicals segments are propylene, ammonia, methanol derivatives and natural gas for utilities. Key raw materials for the Specialty Materials segment are carbon fiber and various resins. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of the Company's raw materials. With the exception of propylene availability in the first quarter, this did not have a material impact on results of operations in 2004. The Company was recently notified by its major supplier of propylene that as of February 1, 2005, it will be placed on an 85% supply allocation of its requirements for up to six months due to mechanical difficulties. Management does not expect this allocation to have a material impact on Company operations in the first quarter of 2005 should it occur for the term anticipated.

     In the course of the Company's ongoing operations, a number of strategic product line acquisitions and dispositions have been made. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in the Company's consolidated results from the dates of the respective acquisitions. A further discussion of acquisitions and dispositions can be found in Note 2 to the Notes to the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship that certain items in the Company's Consolidated Statements of Income bear to net sales:

Years Ended December 31,                                   2004              2003               2002
---------------------------------------------------- ----------------- ------------------ ------------------

Net sales                                                 100.0%            100.0%             100.0%
Manufacturing cost of sales                               76.2               75.8               75.8
---------------------------------------------------- ----------------- ------------------ ------------------
Gross profit                                              23.8               24.2               24.2
Selling and technical services                             8.1                8.6                9.1
Research and process development                           2.3                2.4                2.5
Administrative and general                                 3.8                3.3                3.5
Amortization of acquisition intangibles                    0.3                0.3                0.2
---------------------------------------------------- ----------------- ------------------ ------------------
Earnings from operations                                   9.3                9.6                8.9
---------------------------------------------------- ----------------- ------------------ ------------------
Net earnings available to common stockholders              6.8                5.3                5.9
---------------------------------------------------- ----------------- ------------------ ------------------

NET SALES BY SEGMENT AND GEOGRAPHIC AREA


                                                                                                 Europe/
                                                       North          Latin         Asia/      Middle East/
Net Sales                                             America        America       Pacific        Africa         Total
--------------------------------------------------- ------------- -------------- ------------ --------------- ------------
2004
  Water and Industrial Process Chemicals                  $147.6         $ 86.5        $49.7          $125.3       $409.1
  Performance Products                                     268.6           33.7        113.7           148.6        564.6
  Specialty Materials                                      322.4            1.7         21.5           141.4        487.0
  Building Block Chemicals                                 126.6            3.3         77.0            53.7        260.6
                                                    ------------- -------------- ------------ --------------- ------------
    Total                                                 $865.2         $125.2       $261.9          $469.0     $1,721.3
                                                    ------------- -------------- ------------ --------------- ------------

2003
  Water and Industrial Process Chemicals                  $146.6          $60.2        $51.2          $104.2      $ 362.2
  Performance Products                                     248.6           28.9         86.6           125.7        489.8
  Specialty Materials                                      292.3            1.6         15.5            99.3        408.7
  Building Block Chemicals                                  88.9            4.0         58.0            60.2        211.1
                                                    ------------- -------------- ------------ --------------- ------------
    Total                                                 $776.4          $94.7       $211.3          $389.4     $1,471.8
                                                    ------------- -------------- ------------ --------------- ------------

2002
  Water and Industrial Process Chemicals                  $139.9          $51.5        $50.1           $89.7      $ 331.2
  Performance Products                                     242.9           26.2         72.3           110.9        452.3
  Specialty Materials                                      290.7            1.3         14.7            88.8        395.5
  Building Block Chemicals                                  68.9            3.9         60.2            34.2        167.2
                                                    ------------- -------------- ------------ --------------- ------------
    Total                                                 $742.4          $82.9       $197.3          $323.6     $1,346.2
--------------------------------------------------- ------------- -------------- ------------ --------------- ------------

     Net sales in the United States were $802.4, $719.7 and $685.8 for 2004, 2003 and 2002, respectively. International net sales were $918.9, $752.1, and $660.4, or 53%, 51% and 49% of total net sales, for 2004, 2003 and 2002, respectively.

     For more information on the Company's segments, refer to Note 16 of the Notes to Consolidated Financial Statements and further discussions in "Segment Results," below.

YEAR ENDED DECEMBER 31, 2004, COMPARED WITH YEAR ENDED DECEMBER 31, 2003

Consolidated Results

     Net sales for 2004 were $1,721.3 compared with $1,471.8 during 2003. All segments reported increased sales. In the two Specialty Chemicals segments sales increased primarily due to increased selling volumes, the acquisitions completed in the second half of 2003 and favorable exchange rates. The Specialty Materials segment sales increase was primarily volume related and all product lines participated. The Building Block Chemicals segment sales increased principally due to higher selling prices which were driven by higher raw material and energy costs offset somewhat by a decrease in sales volumes of acrylonitrile and acrylamide.

     For a detailed discussion on sales refer to the Segment Results section below.

     Manufacturing cost of sales was $1,311.2 compared with $1,114.9 during 2003. Cost of sales was primarily impacted by higher raw material and energy costs of $69.0. Gross margin percent however, decreased by only 0.4% as the higher raw material and energy costs were offset by increased selling prices of $42.1, the net impact of exchange rates on operations outside of the United States of $35.1, the fixed cost leverage from the increased production levels and a favorable product mix.

     Pension expense increased $5.1 principally as a result of the Company lowering its discount rate in the U. S. by 0.5% to reflect current market rates on fixed income securities and by the 2003 acquisitions which increased pension expense by $0.3. Pension expense is primarily reported in manufacturing cost of sales. Refer to Critical Accounting Policies, Retirement Plans for further discussion on how changes in discount rates and return on asset assumptions can impact annual expense.

     Selling and technical services was $139.8 in 2004 versus $126.9 in the prior year due to ongoing costs of the businesses in the Specialty Chemical segments acquired in the second half of 2003, the impact of exchange rate changes on operations outside of the United States of $4.2 and higher costs in the Specialty Materials segment of $2.0 where the Company is investing in personnel, product qualifications and commercialization of new products for its growth initiatives.

     Research and process development was $40.0 versus $35.2 in the prior year. This increase was primarily the result of ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003, costs associated with the start up of the newly renovated Specialty Chemicals Technology Center and higher costs in the Specialty Materials segment where the Company continues to invest for a number of future opportunities.

     Administrative and general expenses were $65.1 versus $49.7 in the prior year. Included in 2004 is a charge of $8.0 related to the settlement of the federal carbon fiber class action lawsuit and several other minor litigation matters. Also contributing to the increase were ongoing costs of the businesses of the Specialty Chemical segments acquired in the second half of 2003 of approximately $1.3, an increase in deferred compensation expense of $2.6 due to the increase in the Company's stock price versus the year ago period and the impact of exchange rate changes on operations outside of the U.S. of $1.1. Additionally, the Company incurred $2.0 in third party expenses related to implementing accounting and disclosure control procedures as required by the Sarbanes-Oxley Act of 2002.

     Other income, net was $16.9 compared with a loss of $5.7 in the prior year. Included in 2004 results was a net gain of $26.8 related to derivative contracts entered into during the fourth quarter to economically hedge currency and interest rate exposure associated with the pending acquisition of Surface Specialties. The Company entered into foreign currency contracts to offset the potential dollar to euro exchange rate fluctuation that would have an impact on the acquisition cost in dollars and this resulted in a gain of $33.3. In anticipation of future long-term debt that would be issued to partially finance the acquisition, the Company also entered into interest rate hedges which resulted in the recognition of a loss of $6.5. Also included in other income, net are charges of $6.2 for settlement of several environmental remediation and toxic tort lawsuits and a charge of $2.0 related to the settlement of a series of disputed matters with Wyeth, partially offset by a gain of $2.0 related to the sale in 1999 of the Company's share of its methanol joint venture whereby the Company received additional proceeds because the market price of methanol stayed above an agreed upon index over a predetermined period of time. The Company also recorded $3.0 in other income, net, of which $1.0 has been received, that relates to insurance recoveries and expected recoveries from its insurers of lead-related defense costs which had been previously expensed. Lead-related defense costs recognized during 2004 amounted to $2.5. The prior year loss of $5.7 primarily resulted from the recognition of currency losses whereby certain international subsidiaries held dollar denominated assets while the US dollar weakened.

     Equity in earnings of associated companies was $5.2 versus $7.2 in the prior year. Earnings from CYRO, the Company's 50% owned acrylic plastics joint venture, remained flat as compared with the prior year as increased sales volumes and selling prices offset higher raw material costs. In addition, results for 2003 included earnings of $1.8 from the Company's former 50% owned Mitsui-Cytec joint venture. Refer to Notes 2 and 5 of the Notes to Consolidated Financial Statements.

     Interest expense, net was $17.4 compared with $16.2 in the prior year. The increase resulted primarily from a higher outstanding weighted-average debt balance during 2004.

     The Company's effective tax rate in 2004 was 23% compared with 28% in 2003. This reduction reflects the Company's continued earnings growth in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling received in the first quarter of 2004. During the second quarter of 2004, the Company recorded a reduction of its tax liabilities due to the completion of several years of tax audits in an international tax jurisdiction that resulted in a reduction of $2.4 to its income tax provision. These reductions were partially offset by the derivative net gain noted above which was taxed at the higher incremental U.S. rate.

     Net earnings available to common stockholders for 2004 were $116.2 ($2.84 per diluted share). Net earnings available to common stockholders for 2004 included a charge of $9.9 ($0.24 per diluted share) as a result of the redemption of the Company's Series C Preferred Stock (the "Series C Stock"). The Series C Stock was originally issued in 1993 in conjunction with Cytec's spin-off from American Cyanamid Company ("Cyanamid"). Wyeth became beneficial owner of Series C Stock following its acquisition of Cyanamid in 1994. Net earnings available to common stockholders for 2003 were $77.4 ($1.93 per diluted share). Included in 2003 results is an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of accounting change related to the adoption of SFAS No.143 "Accounting for Asset Retirement Obligations" which became effective January 1, 2003.

Segment Results

     Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Water and Industrial Process Chemicals


                                                                                                  % Change Due to
                                                                           Total         ---------------------------------------
                                                 2004         2003         % Change       Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                   $147.6       $145.5              1%            0%           1%             0%
Latin America                                     86.5         61.3             41%           -2%          39%             4%
Asia/Pacific                                      49.7         51.2             -3%           -2%          -6%             5%
Europe/Middle East/Africa                        125.3        104.2             20%            0%          12%             8%
                                             ------------- ------------
Total                                           $409.1       $362.2             13%           -1%          10%             4%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------

     Overall selling volumes improved 10% with acquisitions accounting for 6%. The 4% increase in base selling volumes is attributable to increased sales across all product lines, particularly mining chemicals. On a regional basis, sales volumes in Latin America increased with acquisitions accounting for 12% with the remainder of the increase primarily due to improved demand for mining chemicals from copper mining applications. Sales volumes were up 12% in Europe/Middle East/Africa with acquisitions accounting for 3% and the remainder of the increase primarily due to increased demand for water treatment chemicals from full service providers and phosphine applications. Overall average price decreased in areas where pricing is linked to the U.S. dollar, with an offsetting effect due to currency rate changes.

     Earnings from operations were $21.2, or 5% of sales, compared with $20.3 or 6% of sales in 2003. The increase in earnings is primarily attributable to increased selling volumes, in part due to acquisitions during the second half of 2003, and the impact of exchange rate changes partly offset by increased raw material and energy costs of $11.6.

Performance Products

                                                                                                 % Change Due to
                                                                            Total        ----------------------------------------
                                                 2004         2003          % Change      Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                    $268.6       $248.6             8%            0%               8%            0%
Latin America                                      33.7         28.9            17%            1%              16%            0%
Asia/Pacific                                      113.7         86.6            31%            0%              29%            2%
Europe/Middle East/Africa                         148.6        125.7            18%            1%               8%            9%
                                             ------------- ------------
Total                                            $564.6       $489.8            15%            0%              12%            3%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------

     Overall selling volumes increased 12% with acquisitions accounting for 7%. Base selling volumes increased for all product lines as a result of improved demand and new business. On a regional basis, North America sales volumes increased 8% with acquisitions accounting for 4% and the remainder primarily due to improved demand for coatings and specialty additives. Asia/Pacific sales volumes increased 29% with acquisitions accounting for most of the increase. Europe/Middle East/Africa sales were up 18% due to the favorable impact of exchange rate changes and increased demand primarily for coatings and specialty additives. Overall average selling price was flat although higher selling prices in the Polymer Additives product line were offset by declines in certain products within the Performance Chemical product line due to competitive pressures.

     Earnings from operations were $57.2, or 10% of sales, compared with $37.3, or 8% of sales, in 2003. The favorable impact from acquisitions, higher base sales volumes, improved manufacturing operations and net favorable exchange rate changes more than offset the effect of higher raw material and energy costs of $5.8.

Specialty Materials

                                                                                                 % Change Due to
                                                                            Total        ----------------------------------------
                                                 2004         2003          % Change      Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                    $322.4     $292.3              10%            0%              10%            0%
Latin America(1)                                    1.7        1.6              ---       ---              ---           ---
Asia/Pacific                                       21.5       15.5              39%           -1%              40%            0%
Europe/Middle East/Africa                         141.4       99.3              42%           -3%              40%            5%
                                             ------------- ------------
Total                                            $487.0     $408.7              19%           -1%              19%            1%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

     Overall selling volumes increased 19% with the increases coming from large commercial aircraft, regional and business jets and rotorcraft, military, and high performance automotive sectors. On a regional basis the 10% increase in North America sales volumes represents increased sales primarily to large commercial aircraft, military, business and regional jet and rotorcraft applications. Europe/Middle East/Africa sales volumes increased 40% principally due to increased sales to large commercial aircraft and high performance automotive applications as well as to business and regional jet and rotorcraft applications. Asia/Pacific sales volumes increased 40% principally due to increased sales for large commercial aircraft and regional and business jets. The overall decrease in average selling price was primarily due to increased volume rebates.

     Earnings from operations were $84.2, or 17% of sales, compared with $66.3, or 16% of sales, in 2003. Higher earnings are principally due to the increase in selling volumes partly offset by increased manufacturing and commercial costs to service the higher demand levels and growth opportunities of this segment.

Building Block Chemicals (Sales to external customers)

                                                                                                % Change Due to
                                                                             Total       ---------------------------------------
                                                  2004          2003        % Change      Price      Volume/Mix       Currency
------------------------------------------- -------------- ------------ ---------------- --------- ---------------- -------------
North America                                 $  126.6      $  88.9             43%           25%              18%            0%
Latin America(1)                                   3.3          4.0             ---           ---              ---           ---
Asia/Pacific                                      77.0         58.0             33%           35%              -2%            0%
Europe/Middle East/Africa                         53.7         60.2            -11%            6%             -23%            6%
                                            -------------- ------------
Total                                           $260.6       $211.1             23%           22%              -1%            2%
------------------------------------------- -------------- ------------ ---------------- --------- ---------------- -------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

     Global sales volumes declined slightly due in part to decreased acrylonitrile production as a result of reduced propylene (the key raw material for acrylonitrile) availability during the first quarter as well as a scheduled plant maintenance shutdown during May 2004. North America selling volumes were up 18% with the majority due to increased acrylonitrile and sulfuric acid business. Europe/Middle East/Africa volumes decreased as 2003 reflected opportunistic sales in this region resulting from more favorable spot selling prices versus the Asia/Pacific region. North America and Asia/Pacific selling prices were up primarily reflecting partial recovery of higher raw material and energy costs.

     Earnings from operations were $14.8, or 4% of sales, compared with $20.3, or 7% of sales, in 2003. The decrease in earnings was primarily due to the decrease in volume and increased raw material and energy costs of $47.2, which were not fully offset by price increases of $46.0.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

Consolidated Results

     Net sales for 2003 were $1,471.8, up 9%, compared to $1,346.2 for 2002. Overall, sales volume increased 5% with acquisitions accounting for 2% of this increase, favorable changes in currency rates adding 3%, and higher selling prices adding 1%.

     For a detailed discussion on sales refer to the Segment Results section below.

     Manufacturing cost of sales was $1,114.9, or 75.8% of net sales, for 2003 compared with $1,020.4, or 75.9% of net sales, for 2002. Included in 2002 is a $10.8 net restructuring charge or 1.0% of net sales for plant closure costs and expenses associated with discontinuing a product line. Additional savings related to 2002 restructuring initiative were $1.4 in 2003 which was the result of planned personnel reductions under the 2002 initiative. Manufacturing costs in 2003 were also impacted by higher raw material and energy costs of $37.4, particularly from petroleum based products globally and natural gas based products in the U. S. and currency rate changes increased cost $18.2 Freight and warehousing increased $6.6 of which $3.0 was due to currency rates changes. The remainder of the increase in freight and warehousing is due primarily to sales volume increases as well as higher freight rates and fuel surcharges. Insurance costs increased $1.7 over 2002. Partially offsetting this were lower costs as a result of the Company's operational excellence initiatives.

     Pension expense increased $5.2 principally as a result of the Company lowering its discount rate in the U. S. by 0.5% to reflect current market rates on fixed income securities and by the 2003 acquisitions which increased pension expense by $0.3. This was partly offset by plan changes to the retirement medical plans in the U. S. which were instituted by the Company in 2002 and reduced expense by $0.7. Pension expense is primarily reported in manufacturing cost of sales. Refer to Critical Accounting Policies, Retirement Plans for further discussion on how changes in discount rates and return on asset assumptions can impact annual expense.

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

     The increase in amortization expense is due to the impact amortizing acquisition intangibles associated with 2003 acquisitions.

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

     Income tax provision reflects a reduction in the effective tax rate from 33.5%, before the impact of prior years' tax credits, to 28.0%. This reduction was a result of the Company's continued emphasis on global tax planning and execution of those plans together with an increased level of investment and earnings in tax jurisdictions with lower rates as well as a favorable international tax ruling with respect to a legal entity restructuring that occurred in the prior year. The 2002 full year effective tax rate of 28% reflects a reduction for a tax refund of $6.0 associated with prior years, research & development tax credits.

     Net earnings before the cumulative effect of the accounting change were $91.0, or $2.27 per diluted share, for 2003, compared to $79.3, or $1.96 per diluted share, in 2002. Included in 2002 was an after-tax net restructuring charge of $9.4, or $0.23 per diluted share. Also included in 2002 is a net credit of $0.15 per diluted share related to research and development tax credits discussed above (a reduction of $6.0 in income tax provision, interest income of $2.0 or $1.3 after-tax, and a charge of $1.7 or $1.1 after-tax in administrative expenses for fees related to tax planning).

     On January 1, 2003, the Company adopted SFAS No. 143 and recorded an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of an accounting change.

     Net earnings after the cumulative effect of the accounting change were $77.4 or $1.93 per diluted share.

Segment Results

     Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Water and Industrial Process Chemicals

                                                                                            % Change Due to
                                                                             Total      ----------------------------------------
                                                 2003         2002         % Change       Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                   $145.5       $139.9              4%           -3%           6%             1%
Latin America                                     61.3         51.5             19%            1%          21%            -3%
Asia/Pacific                                      51.2         50.1              2%           -8%          -2%            12%
Europe/Middle East/Africa                        104.2         89.7             16%           -2%           4%            14%
                                             ------------- ------------
Total                                           $362.2       $331.2              9%           -3%           7%             5%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------

     Overall, sales increased 9%. Currency rate changes increased sales 5% with acquisitions adding 4%. Base volume increased 3%, and selling prices declined 3%. North American volumes increased 6% with the 2003 acquisitions of the metal extractant and aromatic phosphines product lines of Avecia accounting for 6%. Also, the Water Treatment product line selling volume was down as the Company exited certain low profit municipal business but this was offset by increased Phosphine gas sales. In Latin America, the volume growth of 21% was primarily in the mining chemicals product line as a result of higher demand in the alumina market and acquisitions accounting for 3%. Asia/Pacific volumes decreased 2%; 2002 volume included sales for an initial fill of the Company's solvent extraction product at one of the world's largest cobalt nickel mines. Europe volumes increased 4% primarily in the Water Treatment product line. Currency rate changes were primarily the result of the weaker U. S. dollar, except in Latin America where the U. S. dollar remained strong for the first three quarters of 2003. Selling prices decreased in North America in all product lines due to customer mix and competitive pricing. Latin America pricing increased offsetting the impact of negative currency rate changes. Asia/Pacific selling prices decreased principally in mining chemicals where pricing was linked to the
U. S. dollar with an offsetting effect due to currency rate changes.

     Earnings from operations were $20.3, or 6% of net sales in 2003, compared to $26.2, or 8% of net sales, in 2002. Included in 2003 were increased savings from the 2002 restructuring initiative of $1.4 million as a result of planned personnel reductions. The impact from the increase in sales and restructuring savings was more than offset by higher raw material and energy costs of $3.2, higher freight, warehousing, employee benefit and insurance costs.

Performance Products

                                                                                             % Change Due to
                                                                            Total        ----------------------------------------
                                                 2003         2002          % Change      Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                    $248.6       $242.9             2%            1%           0%             1%
Latin America                                      28.9         26.2            10%            5%          11%            -6%
Asia/Pacific                                       86.6         72.3            20%           -2%          19%             3%
Europe/Middle East/Africa                         125.7        110.9            13%            0%          -4%            17%
                                             ------------- ------------
Total                                            $489.8       $452.3             8%            1%           3%             4%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------

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

     Earnings from operations were $37.3, or 8% of net sales, in 2003 compared to $39.6, or 9% of net sales, in 2002. Included in 2003 are increased savings from the 2002 restructuring initiative of $1.1 million as a result of planned personnel reductions. The impact from the increase in sales and restructuring savings was more than offset by higher raw material and energy costs of $9.2, increased freight, warehousing, employee benefit and insurance costs.

Specialty Materials

                                                                                               % Change Due to
                                                                            Total         ----------------------------------------
                                                 2003         2002          % Change      Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                  $292.3        $290.7              1%            0%           1%             0%
Latin America(1)                                  1.6           1.3             ---           ---          ---            ---
Asia/Pacific                                     15.5          14.7              4%           -2%           6%             0%
Europe/Middle East/Africa                        99.3          88.8             12%           -3%          11%             4%
                                             ------------- ------------
Total                                          $408.7        $395.5              3%           -1%           3%             1%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------

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

     Earnings from operations were $66.3, or 16% of sales, in 2003 compared to $65.7, or 17% of sales, in 2002. Included in 2003 were increased savings from the 2002 restructuring initiative of $0.5 million as a result of planned personnel reductions. The impact from the increase in sales, restructuring savings and higher plant utilization was essentially offset by higher operating costs as the Company invested in its manufacturing plants and increased its selling and technical efforts.

Building Block Chemicals (Sales to external customers)

                                                                                                % Change Due to
                                                                            Total        ----------------------------------------
                                                  2003        2002          % Change      Price      Volume/Mix       Currency
------------------------------------------- -------------- ------------ ---------------- --------- ---------------- -------------
North America                                  $  88.9        $68.9             29%           15%          14%             0%
Latin America(1)                                   4.0          3.9             ---           ---          ---            ---
Asia/Pacific                                      58.0         60.2             -4%           15%         -19%             0%
Europe/Middle East/Africa                         60.2         34.2             76%            3%          54%            19%
                                            -------------- ------------
Total                                           $211.1       $167.2             26%           12%          10%             4%
------------------------------------------- -------------- ------------ ---------------- --------- ---------------- -------------

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

LIQUIDITY AND FINANCIAL CONDITION

     At December 31, 2004 the Company's cash balance was $323.8 compared with $251.1 at year end 2003.

     Cash flows provided by operating activities, which continued to be the primary source of funds to finance operating needs and capital expenditures, were $167.4 for 2004 compared with $132.4 for 2003. The increase in cash flows provided by operating activities resulted from an increase in current period income from operations and $18.9 million related to closing various currency contracts that were entered into relative to the anticipated acquisition of Surface Specialties. Trade accounts receivables increased by $24.1 as a result of increased sales. Inventory levels increased by $38.7 due to increased production to support higher customer demand as well as higher raw material costs. Accounts payable increased by $36.5, primarily due to increased raw material costs and purchases to support increased demand levels. Cash flows provided by operating activities were reduced by $48.0 and $46.2 from cash contributions to pension plans and postretirement plans during 2004 and 2003, respectively.

     Cash flows used in investing activities were $84.1 for 2004 compared with $195.3 for 2003. Capital spending, which totaled $89.3, included spending on projects to: upgrade and modernize the Stamford, Connecticut Specialty Chemicals research facility; expand capacity at the Oestringen, Germany manufacturing facility; upgrade the Willow Island, West Virginia manufacturing facility; and upgrade two plants acquired during 2003. During the first quarter of 2004, the Company received from a third party $9.1, net of expenses, as a prepayment for a long-term lease on a certain property for future development. The development of the property is not connected with Company operations. The third party has the option to purchase the property from the Company at a later date. The net proceeds are being amortized to income over the life of the lease. Prior year investing activities included cash flows of $101.6 used to acquire the MEP and I&S product lines of Avecia Investments Limited.

     Net cash flows used in financing activities were $20.6 in 2004 compared with net cash flows provided by financing activities of $85.4 during 2003.

     Proceeds from stock option exercises totaled $24.6 compared with $14.5 during 2003. The total number of treasury shares reissued as a result of option exercises was approximately 1,217,500 in 2004 compared with approximately 1,079,800 in 2003. The Company repurchased 388,300 shares of stock at a cost of $13.1 compared with the repurchase of 838,200 shares of stock at a cost of $27.7 during 2003.

     During 2004 the Company paid off all of the $9.3 in short term borrowings and also redeemed its Series C Stock for $10.0 in cash.

     During 2004 the Company paid four quarterly cash dividends of $0.10 per common share which aggregated $15.7.

     On January 20, 2005, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, paid on February 25, 2005 to stockholders of record as of February 10, 2005.

     In June 2003, the Company sold $200.0 principal amount of 4.6% Notes due July 1, 2013. Proceeds to the Company from the sale of the Notes after deducting costs were approximately $198.9. The Company has the ability to issue $200.0 more debt securities under a $400.0 shelf registration statement it has filed with the Securities and Exchange Commission that has been effective since December 2000.

     On February 15, 2005, the Company entered into credit agreements totaling $1.775 billion in preparation for the upcoming acquisition of Surface Specialties. The agreements provide: a $725.0 5-year term loan facility, a $700.0 364-day credit facility, and a $350.0 5-year revolving credit facility. The term loan and 364-day facilities will be used to finance the acquisition and the revolving credit facility will provide additional liquidity for general corporate purposes, including acquisitions. The facilities contain covenants that are customary for such facilities.

     On October 1, 2004, the Company announced that it had signed a definitive agreement to purchase the Surface Specialties business of UCB, a Belgium biopharmaceutical and specialty chemical company, for cash and stock, valued at that time, of 1.5 billion euros. In early February 2005, the Company reached agreement with UCB to modify the terms of the purchase agreement. Assuming the dollar to euro exchange rate is 1.3 to 1 and Cytec common stock is $51 per share, the transaction would be valued at $1.841 billion of which 1.140 billion euros ($1.482 billion) will be paid in cash and the balance will be paid in 5,772,857 shares of Cytec common stock ($294.0). In addition, there is contingent consideration up to a maximum of 50 million euros ($65.0), of which 20 million euros ($26.0) will be paid up front with the balance payable in 2006. The contingent consideration will be earned on a pro-rata basis pending the achievement of certain operating results by Surface Specialties in 2005. UCB also agreed to reimburse Cytec 15 million euros ($19.5) for transaction related costs. The acquisition is subject to customary closing conditions including the approval of the U.S. Federal Trade Commission. The Company anticipates closing on this transaction in the first quarter of 2005.

     Upon closing, UCB would own approximately 12% of the outstanding shares of Cytec and will enter into a stockholders agreement that will provide that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and that will contain other customary terms and provisions.

     At closing, the Company expects to finance the cash portion of the acquisition with combined bank borrowings of approximately $1,320.0 under the two acquisition related credit facilities that were executed on February 15, 2005 and approximately $200.0 of available cash balances. Approximately $600.0 of the bank debt will be refinanced on a long-term basis in the public debt markets after the acquisition.

     The acquisition complements Cytec's existing product lines in the Performance Products segment by significantly increasing Cytec's product offering to the coatings industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors.

     The global Surface Specialties business had sales and earnings before interest, taxes and depreciation prepared in accordance with accounting principles generally accepted in Belgium and which are unaudited, of 1.112 billion euros and 147 million euros, respectively, ($1.446 billion and $191 million, respectively, at 1.3 U.S. dollar per euro) in 2004. Many of the Surface Specialties product lines such as UV cure, powder and waterborne systems have above average growth rates.

     Cytec intends to operate the Surface Specialties business as a separate segment and will integrate the existing Cytec coatings chemicals and performance chemicals product lines into the new segment.

     Surface Specialties also has a significant amino resins business. The Company has agreed with the European Union Commission, and expects to reach a similar agreement with the U.S. Federal Trade Commission, that it will divest UCB's amino resins business after it purchases Surface Specialties and that prior to the divestment, Surface Specialties amino resins business will be held separately and will report to an independent trustee. After the transaction is consummated, for the duration that the resins business is owned by Cytec, its results of operations will be classified as results from discontinued operations on Cytec's consolidated statements of income. The Company will use the proceeds to reduce debt. Sales of Surface Specialties' amino resin product line, prepared in accordance with accounting principles generally accepted in Belgium and which are unaudited in 2004, were approximately $150.0.

     Through February 16, 2005, the Company has entered into $623.2 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the debt that will be issued to finance the acquisition of Surface Specialties. The weighted-average interest rate of 4.69% for the U.S dollar swaps includes the current swap credit spread of approximately 38 basis points and premium of approximately 3 basis points for the forward starting element of the swap. The corresponding euro swaps have a weighted-average interest rate of 3.97% and include the current swap credit spread of approximately 16 basis points and premium of approximately 1 basis point for the forward starting element of the swap. The credit spread portion of the swaps are representative of AA rated 10-year notes and serve as a proxy credit spread for the Company. The Company's actual credit spread at the time of debt issuance will be determined primarily based on its actual credit rating and market conditions. The swaps, which mature in March 2005, are marked to market and recorded currently in earnings until maturity or settlement. As of February 16, 2005, the Company has hedged approximately 90% of the anticipated portion of the purchase price that will be refinanced with long-term debt. As of February 16, 2005, the net impact of the marked to market value on these swaps was a loss of approximately $13.7 of which $6.5 was recorded in 2004.

     Through February 16, 2005, the Company has entered into foreign currency forward contracts totaling 1.002 billion euros that relate to approximately 84% of the euro exposure of 1.190 billion for the cash component of the Surface Specialties acquisition. The Company has hedged approximately 93% of the cash euro exposure with these forward contracts together with natural hedges of approximately 100.8 euros. The forward contracts, which mature on February 28, 2005, are marked to market and recorded currently in earnings until settlement or maturity. As of February 16, 2005, the cumulative impact of the marked to market adjustment on these forward contracts and certain forward contracts which were closed during 2004, was a net loss of approximately $8.7. A gain of $33.3 was recorded in 2004 of which $18.9 was realized.

     In connection with the acquisition, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years following closing in order to maximize funds available for debt service and other corporate purposes.

     The Company believes that, based on its expected operating results for 2005, it will be able to fund operating cash requirements, including the debt service requirements related to the anticipated acquisition of Surface Specialties, planned capital expenditures and dividends from internal cash generation, which would include cash generated from the operations of Surface Specialties after acquisition.

     At December 31, 2004 and 2003, long-term debt, including the current portion in 2004, consisted of the following:

                                                                  2004                            2003
-------------------------------------------------     ----------------------------   -----------------------------
                                                                       Carrying                          Carrying
                                                            Face         Value            Face            Value
                                                      --------------- ------------   -------------- --------------
6.75% Notes Due March 15, 2008                                $100.0        $98.2           $100.0         $ 97.7
6.846% Mandatory Par Put Remarketed Securities                 120.0        119.0            120.0          118.9
4.60% Notes Due July 1, 2013                                   200.0        201.9            200.0          199.6
-------------------------------------------------     --------------- ------------   -------------- --------------
                                                               420.0        419.1            420.0          416.2
Less: Current maturities                                       120.0        119.0                -              -
-------------------------------------------------     --------------- ------------   -------------- --------------
Long-term debt                                                $300.0       $300.1           $420.0         $416.2
-------------------------------------------------     --------------- ------------   -------------- --------------

Refer to Note 9 of the Notes to Consolidated Financial Statements for additional detail.

     The Company has not guaranteed any indebtedness of its unconsolidated associated company.

     Excluding the impact of increasing raw materials, inflation is considered insignificant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1.

Contractual Obligations and Commercial Commitments

     The following table sets forth our contractual obligations as of December 31, 2004:

                                                            Payments Due by Period
                                   ------------ -------------- -------------- --------------- --------------
                                                    Less Than                                     More than
Contractual Obligations                  Total         1 Year      1-3 Years       3-5 Years        5 Years
---------------------------------- ------------ -------------- -------------- --------------- --------------
Long-term debt                       $   420.0        $ 120.0                        $ 100.0        $ 200.0
Operating leases                          45.3            9.1         $ 11.4             5.2           19.6
Purchase obligations                      46.6           13.7           16.1             8.8            8.0
Unfunded employee benefits                16.1            1.4            4.1             4.4            6.2
                                   ------------ -------------- -------------- --------------- --------------
Total                                $   528.0        $ 144.2         $ 31.6         $ 118.4        $ 233.8
---------------------------------- ------------ -------------- -------------- --------------- --------------

     The Company had net contractual commitments under currency forward contracts in U. S. dollar equivalent amounts of $35.7, excluding those entered into in connection with the pending acquisition which are discussed above, that all settle in less than one year. At December 31, 2004, the Company also had $14.9 of natural gas forward contracts that settle in less than one year. (Refer to Item 7A included herein as well as Note 4 of the Notes to Consolidated Financial Statements).

     The Company had $25.2 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2004 that are issued on the Company's behalf in the ordinary course of business to support certain performance obligations and commitments of the Company. The instruments are typically renewed on an annual basis.

     The Company does not have any unconsolidated limited purpose entities or any undisclosed material transactions or commitments involving related persons or entities.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion provides forward-looking quantitative and qualitative information about the Company's potential exposures to market risk arising from changes in currency rates, commodity prices, interest rates and equity price changes. Actual results could differ materially from those projected in this forward-looking analysis. Dollars are in millions.

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

Currency Risk: The risk of adverse currency rate fluctuations is mitigated by the fact that, except for the currency exposure related to the pending acquisition of Surface Specialties (Refer to "Liquidity and Financial Condition" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), there is no concentration of currency exposure outside the U. S. In addition, the Company periodically enters into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At December 31, 2004, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, the Company's practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

     At December 31, 2004, except for the currency hedges entered into as part of the pending acquisition of Surface Specialties (Refer to "Liquidity and Financial Condition" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts were as follows:

                                                    Buy
                                   -----------------------------------------
                                               Pound               Canadian
            Sell                        Euro   Sterling            Dollar
            ---------------------- ---------- ---------------- -------------

            U. S. Dollar               $24.2         $1.0          $2.5
            Euro                           -          0.9             -
            Norwegian Krone              6.3            -             -
            Other                        0.8            -             -
            ---------------------- ---------- ---------------- -------------

     The fair value of currency contracts, based on forward exchange rates at December 31, 2004, exceeded contract values by approximately $0.9. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the change in the fair value of all outstanding contracts at year-end would be a decrease of approximately $3.7. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged. Assuming that year-end dollar-to-euro exchange rate were to adversely change by a hypothetical 10%, the change in the fair value of the foreign currency forward contracts associated with the pending acquisition of Surface Specialties would be a decrease of approximately $95.9.

Commodity Price Risk: The Company uses natural gas forward contracts, which are physically settled, to hedge certain utility requirements. The maturities of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that the Company pays for the underlying commodity. While these contracts are structured to limit the Company's exposure to increases in commodity prices, they can also limit the potential benefit the Company might have otherwise received from decreases in commodity prices. Because the Company takes physical delivery of the commodity, these contracts are not required to be recognized on the balance sheet at fair value. Instead, realized gains and losses are included in the cost of the commodity upon settlement of the contract.

     At December 31, 2004, the Building Block Chemicals segment Fortier plant's 2005 forecasted natural gas utility requirements were 51% hedged utilizing natural gas forward contracts. These contracts had a notional value of $14.9 and have delivery dates from January 2005 through December 2005. Based on year-end NYMEX prices, the Company had net unrealized losses on its natural gas forward contracts at December 31, 2004 of $1.6. Assuming that year-end natural gas prices were to decrease by a hypothetical 10%, the above loss would be increased by approximately $1.4.

     At December 31, 2004 and 2003, the Company had outstanding natural gas swaps with a fair value loss of $0.7 and a fair value gain of $0.3, net of taxes, respectively.

Interest Rate Risk: At December 31, 2004, the outstanding borrowings of the Company consisted of fixed rate long-term debt, including the current portion, which had a carrying value of $419.1 a face value of $420.0 and a fair value, based on dealer quoted values, of approximately $418.8.

     During 2004, the Company terminated certain interest rate swaps which had been designated as cash flow hedges. The net gain thereon of $2.9 is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such notes. The amount of the unamortized swap settlement included in long-term debt was $2.7 at December 31, 2004.

     Assuming other factors are held constant, interest rate changes generally affect the fair value of fixed rate debt. Accordingly, assuming a hypothetical increase of 1% in interest rates and all other variables remaining constant, interest expense would not change, however, the fair value of the fixed rate long-term debt would decrease by approximately $16.1.

     To hedge the benchmark interest rate and credit spread on a portion of the debt that will be issued to finance the acquisition of Surface Specialties, the Company entered into forward-starting interest rate swaps (Refer to "Liquidity and Financial Condition" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Assuming a hypothetical decrease of 1% in interest rates and all other variables remaining constant, the fair value of the forward-starting interest rate swaps would decrease by approximately $56.8.

OTHER

2005 OUTLOOK

     The Company intends to provide its earnings outlook for 2005 after it closes on the pending acquisition of Surface Specialties. The closing is anticipated to take place about February 28, 2005 and therefore the Company anticipates that it will be able to provide its 2005 outlook when it reports first quarter earnings in May 2005.

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

     Accruals for environmental remediation and other contingent liabilities can change substantially if the Company's assumptions are not realized or due to actions by governmental agencies or private parties. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental and other contingent liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty. Accruals for environmental and other contingent liabilities are recorded as other noncurrent liabilities with any amounts expected to be paid out in the next twelve months classified as accrued expenses.

     Probable insurance recoveries for past and probable future costs are recorded at management's best estimate of the ultimate expected receipts without discounting to reflect the time value of money and are recorded as other assets. A number of factors impact the estimates of insurance reimbursements. These factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies, how legal and defense costs will be covered by the insurance polices, the interpretation of the effect on coverage of various policy terms and limits and their interrelationships, and the Company's historical recovery rates over the past ten years.

     Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs are accrued when the related costs are incurred and are recorded as other assets.

     For additional information refer to Note 10 of the Notes to Consolidated Financial Statements and Schedule II, "Valuation and Qualifying Accounts."

Retirement Plans

     The Company sponsors defined benefit pension and postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The Company's most significant pension plans are in the U. S., and constituted over 76% of the Company's consolidated pension assets and 78% of projected benefit obligations as of December 31, 2004. The calculation of the Company's pension expense and pension liability associated with its defined benefit pension plans requires the use of a number of assumptions that the Company deems to be "critical accounting estimates." Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. The Company believes that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

     At the end of each year, the Company determines the discount rate to be used for pension liabilities. In estimating this rate, the Company looks to rates of return on high quality, long term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. The Company discounted its U.S. future pension liabilities using rates of 5.75% and 6.25% at December 31, 2004 and 2003, respectively. The discount rate used to determine the value of liabilities has a significant effect on expense. For example, a change of a quarter percentage point in either direction in the discount rate would change pension expense by approximately $1.7 and postretirement benefit expense by a negligible amount.

     The decrease in the discount rate assumption is expected to increase the Company's net periodic pension expense for the U. S. pension plans by approximately $3.4 million in 2005 compared with 2004. The Company's net periodic benefit expense for the U. S. postretirement welfare plans is expected to decrease by approximately $0.4 million in 2005 compared with 2004.

     The expected rate of return on plan assets reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. The U. S. pension plan's investment mix at December 31, 2004 approximated 63% equities and 37% fixed income securities compared with 59% equities and 41% fixed income securities at December 31, 2003. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized in accordance with SFAS No. 87, "Employers' Accounting for Pensions".

     The expected rate of return on assets in the U. S. pension plans is 8.5% for 2005, the same expected return as 2004. A change of a quarter percentage point in either direction in the expected rate of return on plan assets would change pension expense by approximately $1.0 and net postretirement expense by approximately $0.2 for 2005.

     Pension plan and postretirement plan contributions in fiscal 2005 are expected to be $15.8 and $20.5, respectively. The estimate of contributions is based on significant assumptions, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns. Actual contributions could differ from this estimate.

     For additional information refer to Note 12 of the Notes to Consolidated Financial Statements.

Impairment of Goodwill

     The Company has defined its segments as its SFAS No. 142 reporting units. The Company tests goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. The Company utilizes a market multiple approach to determine fair value estimates. Due to the cyclical nature of the Company's reporting unit's, values are determined utilizing a three year average. The three year period is comprised of the prior year, current year and one year projected amounts. If the market multiple approach yields a result, which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting unit's fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

     The Company continually evaluates its tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the year of resolution. The Company's tax contingency accruals are presented in the balance sheet within income taxes payable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
(Dollars in millions, except per share amounts)

                                                                                                December 31,
                                                                                     ------------------------------------
                                                                                            2004               2003
------------------------------------------------------------------------------------ ------------------ -----------------
Assets
Current assets
  Cash and cash equivalents                                                                 $   323.8         $   251.1
  Trade accounts receivable, less allowance for doubtful accounts of
     $6.7 and $7.6 in 2004 and 2003, respectively                                               248.2             217.1
  Other accounts receivable                                                                      54.1              50.2
  Inventories                                                                                   222.1             176.0
  Deferred income taxes                                                                          27.3              26.8
  Other current assets                                                                           29.3               8.8
------------------------------------------------------------------------------------ ------------------ -----------------
Total current assets                                                                            904.8             730.0
------------------------------------------------------------------------------------ ------------------ -----------------

Investment in associated companies                                                               85.5              82.1
Plants, equipment and facilities, at cost                                                     1,627.2           1,538.3
     Less: accumulated depreciation                                                            (948.6)           (875.4)
------------------------------------------------------------------------------------ ------------------ -----------------
       Net plant investment                                                                     678.6             662.9
------------------------------------------------------------------------------------ ------------------ -----------------
Acquisition intangibles, net of accumulated amortization of
     $23.1 and $16.6 in 2004 and 2003, respectively                                              66.8              69.9
Goodwill                                                                                        342.4             339.7
Deferred income taxes                                                                            66.8              67.1
Other assets                                                                                     81.2              74.2
------------------------------------------------------------------------------------ ------------------ -----------------
Total assets                                                                                 $2,226.1          $2,025.9
------------------------------------------------------------------------------------ ------------------ -----------------

Liabilities
Current liabilities
  Accounts payable                                                                       $      138.1       $      93.5
  Short-term borrowings                                                                             -               9.3
  Current maturity of long-term debt                                                            119.0                 -
  Accrued expenses                                                                              178.1             170.5
  Income taxes payable                                                                           61.5              63.2
------------------------------------------------------------------------------------ ------------------ -----------------
     Total current liabilities                                                                  496.7             496.7
------------------------------------------------------------------------------------ ------------------ -----------------
Long-term debt                                                                                  300.1             416.2
Pension and other postretirement benefit liabilities                                            348.3             345.0
Other noncurrent liabilities                                                                    174.5             172.8

Stockholders' equity
 Preferred stock, 20,000,000 shares authorized; issued and outstanding 0 and 4,000
  shares at 2004 and 2003, respectively, Series C Cumulative, $.01 par value;                       -               0.1
  liquidation value of $25 per share
Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 shares                                                                       0.5               0.5
Additional paid-in capital                                                                      122.8             122.2
Retained earnings                                                                             1,083.1             982.9
Accumulated other comprehensive income (loss):
  Unearned compensation                                                                          (3.1)             (5.3)
  Minimum pension liability                                                                    (108.6)            (96.8)
  Unrealized net (losses) gains on cash flow hedges                                              (0.5)              0.3
  Accumulated translation adjustments                                                            73.3              38.0
------------------------------------------------------------------------------------ ------------------ -----------------
                                                                                                (38.9)            (63.8)
Treasury stock, at cost, 8,297,863 shares in 2004 and 9,139,897 shares in 2003                 (261.0)           (286.5)
------------------------------------------------------------------------------------ ------------------ -----------------
Total stockholders' equity                                                                      906.5             755.4
------------------------------------------------------------------------------------ ------------------ -----------------
Total liabilities and stockholders' equity                                                   $2,226.1          $2,025.9
------------------------------------------------------------------------------------ ------------------ -----------------

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in millions, except per share amounts)

                                                                                          Years ended December 31,
                                                                              -------------------------------------------------
                                                                                    2004              2003          2002
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net sales                                                                            $1,721.3        $1,471.8         $1,346.2
Manufacturing cost of sales                                                           1,311.2         1,114.9          1,020.4
Selling and technical services                                                          139.8           126.9            122.6
Research and process development                                                         40.0            35.2             33.7
Administrative and general                                                               65.1            49.7             47.0
Amortization of acquisition intangibles                                                   5.6             4.0              3.1
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Earnings from operations                                                                159.6           141.1            119.4
Other income (expense), net                                                              16.9            (5.7)             1.2
Equity in earnings of associated companies                                                5.2             7.2              6.1
Interest expense, net                                                                    17.4            16.2             16.5
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Earnings before income taxes and cumulative effect of accounting change                 164.3           126.4            110.2
Income tax provision                                                                     38.2            35.4             30.9
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Earnings before cumulative effect of accounting change                                  126.1            91.0             79.3
Cumulative effect of accounting change, net of taxes of $7.3                                -           (13.6)               -
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net earnings                                                                            126.1            77.4             79.3
Premium paid to redeem preferred stock                                                    9.9               -                -
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net earnings available to common stockholders                                      $    116.2       $    77.4        $    79.3
----------------------------------------------------------------------------- ----------------- --------------- ---------------

Basic earnings per common share:
Net earnings available to common stockholders before cumulative effect
of accounting change                                                                 $   2.94        $   2.34         $   2.01
Cumulative effect of accounting change                                                      -           (0.35)               -
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net earnings available to common stockholders                                        $   2.94        $   1.99         $   2.01
----------------------------------------------------------------------------- ----------------- --------------- ---------------

Diluted earnings per common share:
Net earnings available to common stockholders before cumulative effect
of accounting change                                                                 $   2.84        $   2.27         $   1.96
Cumulative effect of accounting change                                                      -           (0.34)               -
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net earnings available to common stockholders                                        $   2.84        $   1.93         $   1.96
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Dividends per common share                                                           $   0.40               -               -
----------------------------------------------------------------------------- ----------------- --------------- ---------------

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in millions)

                                                                                       Years ended December 31,
                                                                              -------------------------------------------------
                                                                                     2004            2003            2002
----------------------------------------------------------------------------- ----------------- --------------- ---------------

Cash flows provided by (used in) operating activities
Net earnings                                                                        $   126.1        $   77.4        $   79.3
Noncash items included in net earnings:
  Dividends from associated companies less than earnings                                 (2.6)           (1.8)           (5.5)
  Depreciation                                                                           86.6            85.9            81.5
  Amortization                                                                           12.2             7.7             2.2
  Deferred income taxes                                                                  16.4            14.5            27.9
  Loss on asset write-off                                                                   -               -             7.2
  Unrealized net gains on derivative instruments                                         (7.9)              -               -
  Gain on sale of assets                                                                    -               -            (1.2)
  Cumulative effect of accounting change, net of taxes                                      -            13.6               -
  Other                                                                                   0.7            (0.5)            0.5
Changes in operating assets and liabilities (excluding effect of acquisitions):
  Trade accounts receivable                                                             (24.1)           13.6           (12.5)
  Other receivables                                                                      (2.0)           (7.9)           (4.1)
  Inventories                                                                           (38.7)          (12.2)           21.9
  Accounts payable                                                                       36.5           (13.4)           20.7
  Accrued expenses                                                                       (7.3)           (8.6)           19.3
  Income taxes payable                                                                    7.9              9.2            9.4
  Other assets                                                                            0.4            (1.1)           (4.6)
  Other liabilities                                                                     (36.8)          (44.0)          (30.4)
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net cash flows provided by operating activities                                         167.4           132.4           211.6
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Cash flows provided by (used in) investing activities
  Additions to plants, equipment and facilities                                         (89.3)          (93.8)          (62.2)
  Proceeds received on sale of assets                                                     0.7             0.1             6.3
  Business acquisition costs                                                             (4.6)              -               -
  Acquisition of product lines, net of cash received                                        -          (101.6)              -
  Advance payment received on land lease                                                  9.1               -               -
  Investment in unconsolidated affiliates                                                   -               -            (0.5)
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net cash used in investing activities                                                   (84.1)         (195.3)          (56.4)
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Cash flows provided by (used in) financing activities
  Proceeds from the exercise of stock options and warrants                               24.6            14.5             3.1
  Purchase of treasury stock                                                            (13.1)          (27.7)          (32.7)
  Cash dividends                                                                        (15.7)
  Redemption of Series C preferred stock                                                (10.0)
  Change in short term borrowings                                                        (9.3)           (0.3)              -
  Payments of long-term debt                                                                -          (100.0)              -
  Proceeds from long-term debt                                                              -           198.9               -
  Proceeds from termination of interest rate swap                                         2.9
  Proceeds received on sale of put options                                                  -               -             0.3
  Repayment of seller-financed debt                                                         -               -            (7.4)
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Net cash provided by (used in) financing activities                                     (20.6)           85.4           (36.7)
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Effect of currency rate changes on cash and cash equivalents                             10.0            18.6             7.9
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Increase in cash and cash equivalents                                                    72.7            41.1           126.4
Cash and cash equivalents, beginning of year                                            251.1           210.0            83.6
----------------------------------------------------------------------------- ----------------- --------------- ---------------
Cash and cash equivalents, end of year                                                 $323.8        $  251.1        $  210.0
----------------------------------------------------------------------------- ----------------- --------------- ---------------

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2004, 2003 and 2002
(Dollars in millions)

                                                             Accumulated other comprehensive income(loss)
                                                             -------------------------------------------
                                                                    Additional Unrealized net
                                                                     Minimum   (losses) gains
                                         Additional         Unearned Pension        on       Accumulated
                        Preferred Common Paid-in  Retained   Compen- Liability   Derivative  Translation  Treasury
                            Stock  Stock Capital  Earnings   sation             Instruments  Adjustment   Stock    Total
------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2001        $0.1  $0.5    $136.7   $ 826.2   $(4.0)    $(5.4)         $0.0     $(46.5) $(270.7)  $636.9
------------------------------------------------------------------------------------------------------------------------
Net earnings                  --    --        --      79.3      --        --            --         --       --    $79.3
Other comprehensive
 income:
  Minimum pension
   liability
   adjustment, net of
    taxes of $46.7            --    --        --        --      --     (92.6)           --         --       --    (92.6)
  Translation
   adjustments                --    --        --        --      --        --            --       27.7       --     27.7
                                                                                                               ---------
Comprehensive income                                                                                              $14.4
Award of, and changes
 in, performance &
   restricted stock           --    --      (1.5)       --    (1.5)       --            --         --      3.4      0.4
Amortization of
 performance
   & restricted stock         --    --        --        --    (1.3)       --            --         --       --     (1.3)
Purchase of treasury
 stock                        --    --        --        --      --        --            --         --    (32.7)   (32.7)
Exercise of stock
 options                      --    --      (6.2)       --      --        --            --         --      9.3      3.1
Premiums received on
 sales of put options         --    --       0.3        --      --        --            --         --       --      0.3
Tax benefit on stock
 options                      --    --       1.8        --      --        --            --         --       --      1.8
------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2002        $0.1  $0.5    $131.1    $905.5   $(6.8)   $(98.0)         $0.0     $(18.8) $(290.7)  $622.9
------------------------------------------------------------------------------------------------------------------------
Net earnings                  --    --        --      77.4      --        --            --         --       --    $77.4
Other comprehensive
 income:
  Minimum pension
   liability
   adjustment, net of
    taxes of $2.4             --    --        --        --      --       1.2            --         --       --      1.2
  Unrealized net gains
   on derivative
    instruments               --    --        --        --      --        --           0.3         --       --      0.3
  Translation
   adjustments                --    --        --        --      --        --            --       56.8       --     56.8
                                                                                                               ---------
Comprehensive income                                                                                             $135.7
Award of, and changes
 in, performance &
   restricted stock           --    --       2.3        --    (0.4)       --            --         --     (1.7)     0.2
Amortization of
 performance
   & restricted stock         --    --        --        --     1.9        --            --         --       --      1.9
Purchase of treasury
 stock                        --    --        --        --      --        --            --         --    (27.7)   (27.7)
Exercise of stock
 options                      --    --     (19.1)       --      --        --            --         --     33.6     14.5
Tax benefit on stock
 options                      --    --       7.9        --      --        --            --         --       --      7.9
------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2003        $0.1  $0.5    $122.2    $982.9   $(5.3)   $(96.8)         $0.3     $ 38.0  $(286.5) $ 755.4
------------------------------------------------------------------------------------------------------------------------
Net earnings                  --    --        --     126.1      --        --            --         --       --   $126.1
Other comprehensive
 income:
  Minimum pension
   liability
   adjustment, net of
    taxes of   $17.6          --    --        --        --      --     (11.8)           --         --       --    (11.8)
  Unrealized net losses
   on
   derivative
    instruments               --    --        --        --      --                    (0.8)        --       --     (0.8)
  Translation
   adjustments                --    --        --        --      --        --            --       35.3       --     35.3
                                                                                                               ---------
Comprehensive income                                                                                             $148.8
Award of, and changes
 in,
   performance &
   restricted stock           --    --       2.6        --    (2.4)       --            --         --      0.3      0.5
Amortization of
 performance
   & restricted stock         --    --        --        --     4.6        --            --         --       --      4.6
Purchase of treasury
 stock                        --    --        --        --      --        --            --         --    (13.1)   (13.1)
Redemption of preferred
   stock                    (0.1)   --        --      (9.9)     --        --            --         --       --    (10.0)
Dividends:
  Common stock
   outstanding                --    --        --     (15.7)     --        --            --         --       --    (15.7)
  Deferred and unvested
   common stock               --    --        --      (0.3)     --        --            --         --       --     (0.3)
Exercise of stock
 options                      --    --     (13.7)       --      --        --            --         --     38.3     24.6
Tax benefit on stock
 options                      --    --      11.7        --      --        --            --         --       --     11.7
------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 2004          --  $0.5    $122.8  $1,083.1   $(3.1)  $(108.6)        $(0.5)    $ 73.3  $(261.0) $ 906.5
------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts, unless otherwise indicated).

1.  SUMMARY OF ACCOUNTING POLICIES

Nature of Business and Consolidation Policy: The Company is a global specialty chemicals and specialty materials company that focuses on value-added products. The Company serves major markets for aerospace, automotive and industrial coatings, chemical intermediates, mining, plastics and water treatment. The Company has manufacturing facilities in ten countries and sells its products worldwide. The consolidated financial statements include the accounts of the Company and its subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that the Company does not control, but for which the Company has the ability to exercise significant influence on operating and financial policy. Certain reclassifications have been made to prior years' consolidated financial statements in order to conform to the current year's presentation.

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

Depreciation: Depreciation in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. The average composite depreciation rates, expressed as a percentage of the average depreciable property in service, were 5.8% in 2004, 6.1% in 2003 and 6.4% in 2002. Depreciation for assets outside the United States and Canada is provided on a straight-line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. The Company capitalizes interest costs incurred during the period of construction of plants and equipment.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed:
Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. Intangible assets are amortized over their respective estimated useful lives.

Goodwill: The Company has defined its product line segments as its SFAS 142 reporting units. The Company tests goodwill for impairment on an annual basis in its fourth fiscal quarter. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. The Company uses a two-step process to test goodwill for impairment. First, the reporting units' fair value is compared to its carrying value. The Company utilizes a market multiple approach to determine fair value estimates. Due to the cyclical nature of the Company's reporting units, market multiple values are determined utilizing a three-year average. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the market multiple approach yields a result, which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting units' fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

Cash and Cash Equivalents: Securities with maturities of three months or less when purchased are considered to be cash equivalents.

Financial Instruments: Financial instruments reflected in the Consolidated Balance Sheets are recorded at cost which approximates fair value for cash and cash equivalents, accounts receivable, certain other assets, accounts payable, and certain other liabilities. Fair values are determined through a combination of management estimates and information obtained from third parties using the latest available market data. Long-term debt is carried at amortized cost.

     The Company uses derivative instruments in accordance with Company-established policies to manage exposure to fluctuations in currency rates, certain commodity (e.g., natural gas) prices, interest rates and equity prices. Derivative instruments currently utilized by the Company include currency forward contracts, natural gas forward contracts and swaps, and interest rate swaps. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. In conjunction with the pending acquisition of the Surface Specialties business ("Surface Specialties") of UCB Group ("UCB"), the Company entered into certain interest rate swap and foreign currency derivatives during the fourth quarter of 2004. Changes in the fair value of these contracts were recorded in other income (expense), net (Refer to Note 2). The Company enters into financial instrument transactions with either major financial institutions or highly-rated counterparties and makes reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit related and performance related risks.

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

     The Company also uses natural gas swaps, which are financially settled, to hedge utility requirements at certain of its other facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with offsetting amounts included in unrealized net (losses) gains on cash flow hedges on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales in the period the hedged natural gas purchases affect earnings.

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

     It is the Company's practice to conduct an analysis of its self-insured and insured contingent liabilities annually and whenever circumstances change significantly. Included in these liabilities are workers' compensation, product liability and toxic tort claims. Future indemnity costs are recorded at management's best estimate of the ultimate expected liabilities, without any discount to reflect the time value of money. The gross indemnity costs are recorded as other non-current liabilities with any amounts expected to be paid out in the next twelve months classified as current liabilities. Probable insurance recoveries for past and future indemnity costs are recorded at management's best estimate of the ultimate expected receipts without discounting to reflect the time value of money. Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs relate only to actual costs incurred.

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

Earnings Per Share: Basic earnings per common share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding (which includes shares outstanding less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise. Preferred stock dividends were paid on preferred shares through the date at which it was redeemed.

     In calculating basic and diluted earnings available to common stockholders per share, there are no adjustments to income (the numerator) other than the premium paid to redeem preferred stock of $9.9 in 2004. The following shows the reconciliation of the weighted average shares (the denominator) used in the calculation of diluted earnings per share:


December 31                                                               2004                  2003                2002
-------------------------------------------------------------- ------------------- --------------------- -------------------
Weighted average shares outstanding:                                   39,548,312            38,957,611          39,469,995
Effect of dilutive shares:
    Options                                                             1,148,311             1,082,652             884,337
    Performance/Restricted Stock                                          133,328               118,413             150,287
    Warrants                                                                    -                     -                 625
    Put Options                                                                 -                     -               7,055
-------------------------------------------------------------- ------------------- --------------------- -------------------
Adjusted average shares outstanding                                    40,829,951            40,158,676          40,512,299
-------------------------------------------------------------- ------------------- --------------------- -------------------

     Stock options to purchase 407,450, 1,328,100 and 3,058,837 shares of common stock at a weighted-average price per share of $48.10, $43.25 and $35.82 were outstanding during 2004, 2003 and 2002, respectively, but excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share.

Stock-Based Compensation: At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for its stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related Interpretations. No stock-based compensation cost is reflected in net earnings for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods.

     The following table illustrates the pro forma effect on net earnings available to common stockholders and net earnings available to common stockholders per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation:


                                               2004             2003              2002
--------------------------------------- ----------------- ---------------- -----------------
Net earnings available to common
stockholders, as reported                         $116.2           $ 77.4             $ 79.3
Add (Deduct): Stock-based
     employee compensation
     expense  (income) included  in
     reported net  income, net of
     related tax effects                             3.0              1.3               (0.8)
Deduct: Total stock-based
    employee compensation
    expense determined under fair
    value based method for all
    awards, net of related tax effects               7.1              7.8                6.4
--------------------------------------- ----------------- ---------------- -----------------
Pro forma net earnings available to
common stockholders                               $112.1           $ 70.9             $ 72.1
--------------------------------------- ----------------- ---------------- -----------------
Net earnings available to common
stockholders per share:
    Basic, as reported                            $ 2.94           $ 1.99             $ 2.01
    Basic, pro forma                              $ 2.83           $ 1.82             $ 1.83

    Diluted, as reported                          $ 2.84           $ 1.93             $ 1.96
    Diluted, pro forma                            $ 2.75           $ 1.77             $ 1.79
--------------------------------------- ----------------- ---------------- -----------------

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                               2004     2003   2002
----------------------------------------------------
Expected life (years)          5.7      5.6      5.6
Expected volatility           46.6%    47.3%    47.4%
Expected dividend yield        1.0%       -        -
Risk-free interest rate        3.4%     2.9%     3.3%
Weighted average fair
 value of options granted
  during the year           $16.21   $12.69   $11.65
----------------------------------------------------

Newly Issued and Adopted Accounting Pronouncements: In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method. SFAS 123R requires companies to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company is required to implement the proposed standard no later than July 1, 2005. The cumulative effect of adoption, applied on a modified prospective basis, would be measured and recognized on January 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions related to its stock compensation plans. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted.

     In December, 2004, the FASB issued FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), in response to the American Jobs Creation Act of 2004 which was signed into law in October, 2004 and which provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated (as defined). Based on the Company's decision to reinvest rather than to repatriate current and prior year's unremitted foreign earnings, the application of FSP 109-2 did not affect income tax expense in the period of enactment or any related disclosures.

     In November, 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board ("IASB") toward development of a single set of high-quality accounting standards. The FASB and the IASB noted that ARB 43, Chapter 4 and IAS 2, "Inventories," require that abnormal amounts of idle freight, handling costs, and wasted materials be recognized as period costs, however, the Boards noted that differences in the wording of the two standards could lead to inconsistent application of those similar requirements. The FASB concluded that clarifying the existing requirements in ARB 43 by adopting language similar to that used in IAS 2 is consistent with its goals of improving financial reporting in the United States and promoting convergence of accounting standards internationally. Adoption of SFAS 151 is required for fiscal years beginning after June 15, 2005. The provisions of SFAS 151 will be applied prospectively. The Company is currently in the process of evaluating the impact that SFAS 151 will have on the results of operations and financial position of the Company.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company adopted the provisions of FASB Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" in the third quarter of 2004, retroactive to January 1, 2004, as allowed. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into earnings over the average remaining service period of plan participants. In accordance with FSP 106-2, the Company recorded a reduction in the net periodic benefit cost of $2.4 for the year ended December 31, 2004.

     The adoption of FSP 106-2 resulted in a reduction of the Company's APBO of approximately $31.7, which the Company recognized as a reduction in unrecognized net actuarial loss. This reduction in the APBO results from an ongoing tax-free government subsidy beginning in 2006, for prescription benefits provided to plan participants if such benefits are determined to be actuarially equivalent to those offered by Medicare. Based on the current guidance of determining actuarial equivalence, the Company has been able to determine that some of the plan participants qualify for the subsidy. The Company amortizes the unrecognized net actuarial loss over the average remaining service life of employees eligible for postretirement benefits. The service cost, interest cost and net amortization components of net postretirement benefit cost were reduced by $0.0, $2.0 and $0.4, respectively, for the year ended December 31, 2004.

Accounting Pronouncement Adopted in Prior Year: On January 1, 2003, the
Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of an asset. SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability the Company will recognize a gain or loss on settlement.

     On January 1, 2003, as a result of the adoption of SFAS 143, the Company recorded an increase in Other non-current liabilities of $22.8, an increase in the gross carrying value of plants, equipment and facilities of $5.3 and related accumulated depreciation of approximately $3.4, a long-term deferred tax asset of $7.3 and an after tax charge of $13.6 for the cumulative effect of prior years for depreciation of the additional costs and accretion expense on the asset retirement liability. The other non-current liability relates primarily to estimated costs for disposal of building materials and other closure obligations for existing structures upon renovation, closure or dismantlement of certain of the Company's facilities. At December 31, 2004 and 2003, the asset retirement liability was $ 22.3 and $23.1, respectively. Accretion and depreciation expense for both the years ended December 31, 2004 and 2003 was $1.8. The pro forma amount of the asset retirement liability as of December 31, 2002 was $22.8. The pro forma amounts of the asset retirement liability were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. Pro forma net earnings available to common stockholders, basic earnings available to common stockholders per share and diluted earnings available to common stockholders per share for the year ended December 31, 2002, assuming SFAS 143 had been applied as of January 1, 2002, are $78.2, $1.98 and $1.92, respectively.

Risks and Uncertainties: The Company is engaged primarily in the manufacture and sale of a highly diversified line of specialty chemical products and specialty materials throughout the world. The Company's revenues are dependent on the continued operation of its various manufacturing facilities. The operation of manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters, terrorist acts, and the need to comply with directives of governmental agencies. The occurrence of operational problems, including but not limited to the above events, may have a materially adverse effect on the productivity and profitability of a particular manufacturing facility, or with respect to certain facilities, the Company as a whole during the period of such operational difficulties.

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

     The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company is exposed to credit losses in the event of nonperformance by counterparties on derivative instruments. The counterparties to these transactions are major financial institutions, thus the Company considers the risk of default to be minimal. The Company does not require collateral or other security to support the financial instruments with credit risk.

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

     In anticipation of the pending acquisition of Surface Specialties (refer to Note 2), the Company entered into foreign currency derivative contracts and forward-starting interest rate swaps to offset potential dollar to euro exchange rate fluctuations and market interest rate volatility that would have an impact on the acquisition cost in dollars and financing costs. Volatility in exchange and interest rates, through the period these financial instruments are outstanding, could result in significant mark-to-market adjustments that would impact earnings.

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

2. ACQUISITIONS AND DISPOSITIONS

     2004 Activity: On October 1, 2004, the Company announced that it had signed a definitive agreement to purchase the Surface Specialties business of UCB, a Belgium biopharmaceutical and specialty chemical company, for cash and stock, valued at that time, of 1.5 billion euros. In early February 2005, the Company reached agreement with UCB to modify the terms of the purchase agreement. Assuming the dollar to euro exchange rate is 1.3 to 1 and Cytec common stock is $51 per share, the transaction would be valued at $1.841 billion of which 1.140 billion euros ($1.482 billion) will be paid in cash and the balance will be paid in 5,772,857 shares of Cytec common stock ($294 million). In addition, there is contingent consideration up to a maximum of 50 million euros ($65.0), of which 20 million euros ($26.0) will be paid up front with the balance payable in 2006. The contingent consideration will be earned on a pro-rata basis pending the achievement of certain operating results by Surface Specialties in 2005. UCB also agreed to reimburse Cytec 15 million euros ($19.5) for transaction related costs. The acquisition is subject to customary closing conditions including the approval of the U.S. Federal Trade Commission. The Company anticipates closing on this transaction in the first quarter of 2005.

     Upon closing, UCB would own approximately 12% of the outstanding shares of Cytec and will enter into a stockholders agreement that will provide that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and that will contain other customary terms and provisions.

     At closing, the Company expects to finance the cash portion of the acquisition with combined bank borrowings of approximately $1,320.0 under the two acquisition related credit facilities that were executed on February 15, 2005 and approximately $200.0 of available cash balances. Approximately $600.0 of the bank debt will be refinanced on a long-term basis in the public debt markets after the acquisition.

     The acquisition complements Cytec's existing product lines by significantly increasing Cytec's product offering to the coatings industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors.

     The global Surface Specialties business had sales and earnings before interest, taxes and depreciation, prepared in accordance with accounting principles generally accepted in Belgium and which are unaudited, of 1.112 billion euros and 147 million euros, respectively, ($1.446 billion and $191.0, respectively, at 1.3 US dollar per euro) in 2004.

     Cytec intends to operate the Surface Specialties business as a separate segment and will integrate its coatings chemicals and performance chemicals product lines into the new segment.

     Surface Specialties also has a significant amino resins business. The Company has agreed with the European Union Commission, and expects to reach a similar agreement with the U.S. Federal Trade Commission, that it will divest UCB's amino resins business after it purchases Surface Specialties and that prior to the divestment, Surface Specialties amino resins business will be held separately and will report to an independent trustee. After the transaction is consummated, for the duration that the amino resins business is owned by Cytec, its results of operations will be classified as results from discontinued operations on Cytec's consolidated statements of income. The Company will use the proceeds to reduce debt. Sales of Surface Specialties' amino resin product line, prepared in accordance with accounting principles generally accepted in Belgium and which are unaudited in 2004, were approximately $150.0.

     Through February 16, 2005, the Company has entered into $623.2 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the debt that will be issued to finance the acquisition of Surface Specialties. The weighted-average interest rate of 4.69% for the U.S dollar swaps includes the current swap credit spread of approximately 38 basis points and premium of approximately 3 basis points for the forward starting element of the swap. The corresponding euro swaps have a weighted-average interest rate of 3.97% and include the current swap credit spread of approximately 16 basis points and premium of approximately 1 basis point for the forward starting element of the swap. The credit spread portion of the swaps are representative of AA rated 10-year notes and serve as a proxy credit spread for the Company. The Company's actual credit spread at the time of debt issuance will be determined primarily based on its actual credit rating and market conditions. The swaps, which mature in March 2005, are marked to market and recorded currently in earnings until maturity or settlement. As of February 16, 2005, the Company has hedged approximately 90% of the anticipated portion of the purchase price that will be refinanced with long-term debt. As of February 16, 2005, the net impact of the marked to market value on these swaps was a loss of approximately $13.7 of which $6.5 was recorded in 2004.

     Through February 16, 2005, the Company has entered into foreign currency forward contracts totaling 1.002 billion euros that relate to approximately 84% of the euro exposure of 1.190 billion for the cash component of the Surface Specialties acquisition. The Company has hedged approximately 93% of the exposure with these forward contracts together with natural hedges of approximately 100.8 euros. The forward contracts, which mature on February 28, 2005, are marked to market and recorded currently in earnings until settlement or maturity. As of February 16, 2005, the cumulative impact of the marked to market adjustment on these forward contracts and certain forward contracts which were closed during 2004, was a net loss of approximately $8.7. A gain of $33.3 was recorded in 2004 of which $18.9 was realized.

     In connection with the acquisition, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years following closing in order to maximize funds available for debt service and other corporate purposes.

     The Company has incurred approximately $10.4 of transaction related expenses which have been capitalized at December 31, 2004 and which are included in other assets in the accompanying 2004 consolidated balance sheet, of which $4.6 has been paid as of December 31, 2004.

     2003 Transactions: In July 2003, the Company acquired substantially all of the assets and liabilities of the metal extractant products ("MEP") and intermediates and stabilizers ("I&S") product lines of Avecia Investments Limited ("Avecia") for approximately $96.1 in cash, net of cash acquired. The MEP product line, which had sales in 2002 of approximately $29.0 (unaudited) broadens the Company's product line for the mining industry with differentiated technology. This is reported as part of the Water and Industrial Process Chemicals segment. The I&S product line broadens the Company's customer base and adds new products and manufacturing technologies. Total sales in 2002 were $36.0 (unaudited). The reporting of the I&S product line is split between the Water and Industrial Process Chemicals and Performance Products segments. The custom organo phosphorus product line of the I&S product line, which accounted for approximately 20% of the sales in this product line in 2002, is included in the Water and Industrial Process Chemical segment. The remainder of the I&S product line is included in the Performance Products segment.

     In conjunction with this acquisition, the Company acquired various working capital and plant, equipment and facilities and recorded amortizable acquisition intangibles of $24.4 (technology-based intangibles of $9.1, marketing-related intangibles of $0.7, and customer-related intangibles of $14.6 with estimated lives ranging from 12 to 15 years) and goodwill of $8.4. This goodwill is recorded as part of the Water and Industrial Products segment.

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

     The dissolution of the joint venture occurred as follows. MCY sold the water treatment business to a separate subsidiary of Mitsui for its fair value which approximated its net book value of approximately $8.8. No gain or loss resulted from this transaction. Mitsui's equity interest in MCY was then purchased by the Company for approximately $11.5 in a two-step process whereby MCY paid approximately $7.8 and the Company paid approximately $3.7 for the remainder. The Company assumed the debt of the joint venture of $9.7.

     Both 2003 acquisitions have been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

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

     Consolidated results of operations would not have been materially different if any of the above mentioned acquisitions had occurred on January 1 of the respective year of acquisition or preceding years. Accordingly, pro forma sales, net earnings and earnings per share disclosures have not been provided.

3. RESTRUCTURING OF OPERATIONS

     In 2002 the Company recorded an aggregate restructuring charge of $16.0, which included the elimination of 135 positions worldwide. The charge was comprised of the following initiatives: reorganization of the Specialty Chemicals segments resulting in a reduction of 65 personnel (related to redundancies in manufacturing of 24, selling effort of 25, administrative of 4, and research of 12) and a charge of $5.1 for employee related costs; alignment of the Specialty Materials segment in connection with reduced demand in the commercial aerospace industry, resulting in a reduction of 47 manufacturing related personnel and a charge of $1.6 for employee related costs; closure of the Woodbridge, NJ, facility, resulting in the elimination of 23 manufacturing related positions and a charge of $1.6 for employee related and decommissioning costs; and the discontinuance of a minor unprofitable product line, resulting in a charge of $7.7 for the write-down of the net book value of the fixed assets and costs of decommissioning the facility. The restructuring costs were charged to the Consolidated Statement of Income as follows: manufacturing cost of sales, $11.6; selling and technical services, $2.6; research and process development, $1.0 and administrative and general, $0.8. This restructuring was completed in 2004.

     Payments related to this restructuring were $0.4 in 2004, $1.5 in 2003 and $6.3 in 2002.

     In addition, during 2002 the Company recorded charges of $0.4 in equity in earnings of associated companies for its 50% share of restructuring charges related to CYRO's shutdown of its Niagara Falls, Ontario, Canada facility in 2001.

4. FINANCIAL INSTRUMENTS

     At December 31, 2004 and 2003, excluding the currency derivatives entered into as part of the pending acquisition of Surface Specialties (Refer to Note
2), the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts were as follows:


                                                2004                                         2003
                               ---------------------------------------- -- -----------------------------------------
                                                      Buy                                         Buy
                                          Pound            Canadian                       Norwegian      Canadian
    Sell                           Euro   Sterling          Dollar             Euro        Krone         Dollar
    -------------------------- --------- --------------- -------------- -- ----------- ------------- ---------------
    U. S. Dollar                  $24.2            $1.0           $2.5          $10.1        $ 2.2             $4.5
    Euro                              -             0.9              -              -         10.7                -
    Norwegian Krone                 6.3               -              -              -            -                -
    Pound Sterling                    -               -              -            4.0          1.0                -
    Other                           0.8               -              -            0.8          0.1                -
    -------------------------- --------- --------------- -------------- -- ----------- ------------ ----------------

     The fair value of currency contracts, based on forward exchange rates at December 31, 2004 and 2003, exceeded contract values by approximately $0.9 and $0.6, respectively.

     At December 31, 2004, the Building Block Chemicals Fortier plants' 2005 forecasted natural gas utility requirements were 51% hedged utilizing natural gas forward contracts. These contracts totaled $14.9 and have delivery dates from January 2005 through December 2005. Based on year-end NYMEX prices, the Company had net unrealized losses and gains on its natural gas forward contracts at December 31, 2004 and 2003 of $(1.6) and $0.8, respectively.

     At December 31, 2004 and 2003, the Company had outstanding natural gas swaps with a fair value loss of $(0.7) and a fair value gain of $0.3, net of taxes, respectively.

5. ASSOCIATED COMPANIES

     As of December 31, 2004 and 2003, the Company had one associated company, CYRO a 50% owned joint venture. The associated companies' information below also includes the results of the former MCY joint venture through September 30, 2003, the date the joint venture was dissolved (Refer to Note 2) and PA.com through September 2003, the last effective date of the Company's ownership of the former joint venture. Equity in earnings of associated companies also excludes the Company's share of losses of the former PA.com after September 30, 2002 when the Company recorded a charge of $1.7 in equity in earnings of associated companies to reduce the carrying value of its net investment to zero following a review of anticipated future losses.

     Summarized financial information for the associated companies is as follows:


December 31,                                                                                    2004        2003         2002
---------------------------------------------------------------------------------------- ------------ ------------ ------------
Net sales                                                                                     $316.7       $327.5       $322.0
Gross profit                                                                                    44.8         56.5         60.5
Earnings before cumulative effect of accounting change                                             -         13.8         14.4
Cumulative effect of adoption of SFAS 143, net of tax                                              -          0.3            -
Net earnings                                                                                    10.4         13.5         14.4
The Company's equity in earnings of associated companies                                        $5.2         $7.2         $6.1
The Company's equity in cumulative effect of adoption of SFAS 143, net of tax, of
associated companies                                                                               -        $ 0.1            -

Current assets                                                                               $ 104.4       $ 80.8       $124.2
Noncurrent assets                                                                              132.0        138.2        164.5
---------------------------------------------------------------------------------------- ------------ ------------ ------------
Total assets                                                                                   236.4        219.0        288.7
---------------------------------------------------------------------------------------- ------------ ------------ ------------
Current liabilities                                                                             35.7         22.9         70.4
Noncurrent liabilities                                                                          29.7         31.7         32.2
Equity                                                                                         171.0        164.4        186.1
---------------------------------------------------------------------------------------- ------------ ------------ ------------
Total liabilities and equity                                                                   236.4        219.0        288.7
---------------------------------------------------------------------------------------- ------------ ------------ ------------
Company's share of equity                                                                     $ 85.5       $ 82.1       $ 90.4
---------------------------------------------------------------------------------------- ------------ ------------ ------------
Company's aggregate cost                                                                       $ 4.0        $ 4.0       $ 17.2
---------------------------------------------------------------------------------------- ------------ ------------ ------------

     The Company does not guarantee indebtedness of its associated company and there were no guarantees outstanding at December 31, 2004 and 2003. At December 31, 2004 and 2003, CYRO had outstanding borrowings of $1.5 and $0.0, respectively.

     Included in the Company's share of equity at December 31, 2004 and 2003, is an accumulated charge of $9.4 and $9.2, respectively, representing the Company's share of pretax charges by CYRO to other comprehensive income related to recognition of a minimum pension liability. During 2004 and 2003 the Company received dividends from CYRO of $2.5 and $4.4, respectively. No dividends were received during 2002.

     Sales to associated companies, primarily CYRO, amounted to $38.3, $37.4 and $29.2 in 2004, 2003 and 2002, respectively. Amounts due from CYRO at December 31, 2004, 2003 and 2002 were $8.3, $9.2 and $11.5, respectively. The Company has determined that the profit or loss on sales to its joint ventures is immaterial; therefore, no adjustments have been made to eliminate such profit or loss on sales to our joint venture partners for inventory that our associated companies held at the balance sheet dates.

     Fees received from associated companies, primarily CYRO, were $2.3, $7.8 and $7.7 in 2004, 2003 and 2002, respectively. Fees from CYRO are recorded in manufacturing cost of sales and are related primarily to manufacturing services provided to CYRO at the Company's Fortier, Louisiana, manufacturing complex.

6. INVENTORIES

December 31,                                      2004               2003
-------------------------------------------------------------------------
Finished goods                                   $165.0            $114.9
Work in progress                                   20.6              21.5
Raw materials and supplies                         78.2              73.2
-------------------------------------------------------------------------
                                                  263.8             209.6
Less reduction to LIFO cost                       (41.7)            (33.6)
-------------------------------------------------------------------------
Total inventories                                $222.1            $176.0
-------------------------------------------------------------------------
LIFO inventories as a % of total inventories        59%               55%
-------------------------------------------------------------------------

7. PLANTS, EQUIPMENT AND FACILITIES

December 31,                                        2004            2003
-------------------------------------------------------------------------
Land and land improvements                       $ 34.7        $     36.6
Buildings                                         249.8             202.9
Machinery and equipment                         1,298.3           1,241.2
Construction in progress                           44.4              57.6
-------------------------------------------------------------------------
Plants, equipment and facilities, at cost     $ 1,627.2          $1,538.3
-------------------------------------------------------------------------

8. GOODWILL AND OTHER ACQUISITION INTANGIBLES

     The following is the activity in the goodwill balances for each segment:

                                          Water and
                                         Industrial       Performance          Specialty
                                            Process
                                          Chemicals          Products          Materials         Corporate           Total
---------------------------------- ----------------- ----------------- ------------------ ----------------- ------------------
Balance, January 1, 2002                   $  31.1           $  50.1            $ 252.6                  -           $ 333.8
Purchase adjustment                            0.1                  -                 -            $   0.6               0.7
Currency exchange                             (0.3)                 -              (0.2)                 -              (0.5)
                                   ----------------- ----------------- ------------------ ----------------- ------------------
Balance, December 31, 2002                    30.9              50.1              252.4                0.6             334.0
2003 acquisitions                              8.4               4.6                  -                  -              13.0
Purchase adjustment (1)                           -                 -              (4.7)                 -              (4.7)
Currency exchange                             (3.0)              0.5               (0.2)               0.1              (2.6)
                                   ----------------- ----------------- ------------------ ----------------- ------------------
Balance, December 31, 2003                    36.3              55.2              247.5                0.7             339.7
Purchase adjustment (2)                       (0.1)                 -                  -                 -              (0.1)
Currency exchange                              1.0               1.9               (0.1)                 -               2.8
                                   ----------------- ----------------- ------------------ ----------------- ------------------
Balance, December 31, 2004                 $  37.2           $  57.1            $ 247.4            $   0.7           $ 342.4
---------------------------------- ----------------- ----------------- ------------------ ----------------- ------------------

(1) Purchase accounting adjustment relates to the recognition of deferred tax assets from the Company's 1998 acquisition of The American Materials & Technologies Corporation.

(2) Purchase accounting adjustments relate to various items, primarily revision of pension liabilities associated with the Company's September 2003 acquisition of certain product lines of Avecia.

     Other acquisition intangibles consisted of the following major classes:

                                       Weighted
                                        average
                                      useful life                                  Accumulated
December 31,                            (years)      Gross carrying value         amortization           Net carrying value
------------------------------------- ------------ ------------------------- ------------------------ -------------------------
                                                       2004         2003        2004         2003         2004         2003
                                                   ------------ ------------ ----------- ------------ ------------ ------------
Technology-based                         16.8            $42.5        $41.0     $(12.2)       $(9.3)        $30.3        $31.7
Marketing-related                        17.5             11.6         11.0       (4.0)        (3.0)          7.6          8.0
Customer-related                         15.4             35.8         34.5       (6.9)        (4.3)         28.9         30.2
                                                   ------------ ------------ ----------- ------------ ------------ ------------
Total                                                    $89.9        $86.5     $(23.1)      $(16.6)        $66.8        $69.9
------------------------------------- ------------ ------------ ------------ ----------- ------------ ------------ ------------

     Amortization of acquisition intangibles for the years ended December 31, 2004, 2003 and 2002 was $5.6, $4.0, and $3.1 respectively. Estimated future amortization expense for the years 2005 and 2006 is $5.4 and for the years 2007 through 2009 is $5.3. The Company does not have intangibles with indefinite useful lives.

9. DEBT

     Long-term debt, including the current portion in 2004, consisted of the following:



                                                                  2004                            2003
-------------------------------------------------     ----------------------------   -----------------------------
                                                                       Carrying                          Carrying
                                                            Face         Value            Face            Value
                                                      --------------- ------------   -------------- --------------
6.75% Notes Due March 15, 2008                                $100.0        $98.2           $100.0         $ 97.7
6.846% Mandatory Par Put Remarketed Securities                 120.0        119.0            120.0          118.9
4.60% Notes Due July 1, 2013                                   200.0        201.9            200.0          199.6
-------------------------------------------------     --------------- ------------   -------------- --------------
                                                               420.0        419.1            420.0          416.2
Less: Current maturities                                       120.0        119.0                -              -
-------------------------------------------------     --------------- ------------   -------------- --------------
Long-term debt                                                $300.0       $300.1           $420.0         $416.2
-------------------------------------------------     --------------- ------------   -------------- --------------



     The fair value of the Company's long-term debt, including the current portion, based on dealer quoted values, was $418.8 at December 31, 2004, and $426.6 at December 31, 2003.

     In March 2003, the Company repaid the $100.0 current maturity of its long-term debt. In June 2003, the Company sold $200.0 principal amount of 4.60% Notes due July 1, 2013. The securities were offered under the Company's $400.0 shelf registration statement described below. The Company received approximately $198.5 in proceeds from the sale after deducting costs associated with the sale. The proceeds were intended to be used for general corporate purposes, including the acquisition of the MEP and I&S product lines (Refer to Note 2).

     Under the terms and conditions of the Mandatory Par Put Remarketed Securities ("MOPPRS"), the final maturity date of this debt obligation will be determined on May 6, 2005 based on the yield of 30-year U. S. Treasury bonds. If the yield on these securities is less than 5.95% on that date, the MOPPRS are expected to be tendered by investors on May 11, 2005 to the Remarketing Agent for payment by the Company of face value plus accrued interest and immediately remarketed to investors for an additional 20 years at an interest cost to the Company equal to 5.951% plus an Applicable Spread, as defined in the Prospectus Supplement for this security. If the 30-year Treasury yield is above 5.951% on May 6, 2005, investors are expected to put the MOPPRS back to the Company and have them redeemed at face value plus accrued interest. The put premium of $4.5 that was received by the Company upon issuance of the MOPPRS was recorded as an increase in the carrying value of the securities and is being amortized over the life of the issue as a decrease in interest expense. If the securities are redeemed by the Company on May 11, 2005, the Company would recognize a net expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements discussed below. Based on interest rates at December 31, 2004, the Company believes that it is likely that the MOPPRS will be tendered to the remarketing agent at face value plus accrued interest and remarketed to investors for an additional 20 years.

     Commencing in September 1997, the Company entered into a series of rate lock agreements to hedge against the risk of an increase in treasury rates related to the Company's offering of $300.0 in long-term debt securities. During 1997 and 1998, the Company made payments aggregating approximately $11.2 to settle the rate lock agreements, which related to the then outstanding long-term debt securities. The payments related to the settlement of the rate lock agreements are being amortized over the remaining life of 6.75% Notes and 6.846% MOPPRS as an increase in interest expense of such Notes. In June 2003, the Company received $0.4 under rate lock agreements it entered into as a hedge against the risk of an increase in Treasury rates related to the Company's offering of $200.0 in long-term debt securities. It is being amortized over the life of the 4.60% Notes. The amount of unamortized rate lock agreements included in long-term debt was $4.7 at December 31, 2004, and $5.2 at December 31, 2003.

     During 2004, the Company terminated certain interest rate swaps which had been designated as cash flow hedges. The net gain thereon of $2.9 is being amortized over the life of the 4.60% Notes as a decrease to interest expense of such Notes. The amount of the unamortized swap settlement included in long-term debt was $2.7 at December 31, 2004.

     The weighted average interest rate on long-term debt was approximately 5.7% for 2004 and 6.1% for 2003.

     In 2003 the Company entered into short-term loan agreements relating to the acquisition of MCY's coatings resins product line (Refer to Note 2), aggregating approximately 2 billion yen. The U. S. dollar equivalent debt balance outstanding under these agreements at December 31, 2003 was $9.3 and is included in short-term borrowings. In January, 2004, the Company canceled one of these agreements and the short-term loan was repaid during 2004 resulting in no amount outstanding at December 31, 2004.

     At December 31, 2004 and 2003, the Company has available for short-term use approximately $16.5 and $6.6, respectively, of non-U. S. dollar denominated credit facilities. There were no outstanding borrowings under these facilities at December 31, 2004 or 2003.

     Cash payments during the years ended December 31, 2004, 2003 and 2002, included interest of $20.2, $18.2 and $21.5, respectively. Included in interest expense, net, for the years ended December 31, 2004, 2003 and 2002, is interest income of $5.5, $3.8 and $5.5, respectively. Included in 2002 interest income is $2.0 received in connection with a favorable settlement of a prior years' research and development tax credits claims with the Internal Revenue Service.

     In April, 2002, the Company executed a $100.0, three-year unsecured revolving credit agreement and a $100.0, 364-day unsecured revolving credit agreement with a one-year term out option which was allowed to expire in April, 2004. There were no outstanding balances under these agreements at December 31, 2004 and 2003. On February 15, 2005, the Company entered into credit agreements totaling $1.775 billion in preparation for the upcoming acquisition of Surface Specialties. The agreements provide: a $725.0 5-year term loan facility, a $700.0 364-day credit facility, and a $350.0 5-year revolving credit facility. The term loan and 364-day facilities will be used to finance the acquisition and the revolving credit facility will provide additional liquidity for general corporate purposes, including acquisitions. The facilities contain covenants that are customary for such facilities

     The Company has the ability to issue $200.0 more debt securities under a $400.0 shelf registration statement it has filed with the Securities and Exchange Commission that has been effective since December 2000. The securities may be offered by the Company from time to time. Proceeds of any sale will be used for general corporate purposes, which may include payment of indebtedness and other liabilities, share repurchases, additions to working capital, capital expenditures and acquisitions.

10. CONTINGENCIES AND COMMITMENTS

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

     As of December 31, 2004 and 2003, the aggregate environmental related accruals were $70.7 and $79.6, respectively, of which $10.0 and $11.0, respectively, are included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending, for the years ended December 31, 2004, 2003 and 2002, was $9.4, $9.3 and $10.2, respectively. Included in 2004 is a payment of $2.5 related to an environmental remediation lawsuit settled by the Company in June 2004 which was charged against previously established reserves for this matter. This payment was part of a larger settlement related to several environmental and toxic tort lawsuits in the second quarter of 2004 discussed below under "Other Contingencies."

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

     As of December 31, 2004 and 2003, the aggregate self-insured and insured contingent liability was $68.4 and $72.5, respectively, and the related insurance recovery receivable was $37.9 and $29.3, respectively. The asbestos liability included in the above amounts at December 31, 2004 and 2003 was $50.4 and $54.0, respectively, and the related insurance receivable was $34.2 and $29.1, respectively. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

     During 2003 the Company commissioned a study by the Actuarial and Analytics Practice of AON Risk Consultants ("AON") of its self-insured and insured contingent liabilities related to asbestos and estimated insurance recoveries for asbestos related liabilities. At that time, the Company, like many other industrial companies, was named as one of hundreds of defendants in a number of lawsuits filed throughout the United States by persons alleging bodily injury as a result of exposure to asbestos as plaintiffs' attorneys shifted their focus on peripheral defendants, such as the Company. The claimants allege exposure to asbestos at facilities formerly or currently owned by the Company or from products formerly manufactured by the Company for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against the Company have been dismissed without any indemnity payment by the Company, and the Company has no information that this pattern will change. An updated study was not commissioned in 2004, because in management's judgment, actual claims experience was in line with the results of the original study.

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

     As a result of these findings, in 2003 the Company recorded an increase of $32.4 to its self insured and insured contingent liabilities for pending and anticipated probable future asbestos claims and recorded a receivable for probable insurance recoveries for past, pending and future claims of $34.6.

     The following table presents information about the number of claimants involved in asbestos cases with the Company:

                                                                           Year Ended             Year Ended
                                                                          December 31,           December 31,
                                                                              2004                   2003
                                                                        -----------------     -------------------
Number of claimants associated with claims closed during period               3,540                  7,601
Number of claimants associated with claims opened during period               4,532                  7,648
Number of claimants at end of period                                         27,947                 26,955
------------------------------------------------------------------ ---- ----------------- --- -------------------

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

     The Company is among several defendants in approximately 30 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fee. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage and believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims. The Company continues to pursue an agreement with various of its insurers concerning recovery of defense costs relating to these matters. During 2004, the Company received $1.0 related to previously expensed defense costs which were recorded in other income, net, and recorded an additional $2.0 in other income, net as it believes it is probable that it will realize additional recoveries of previously expensed lead defense costs from its insurers. The Company is hopeful of recognizing additional recoveries in future periods as negotiations with its insurers proceed.

     During 2004, the Company recorded a pre-tax charge of $6.1 in connection with the settlement of several environmental and toxic tort lawsuits which were all related to a single manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1963. Cytec was spun-off from Cyanamid in 1993. The full settlement which was paid in the second quarter was $8.6, of which $2.5 was charged against a previously established environmental remediation reserve for these matters.

     During 2004, the Company signed a stipulation of settlement with plaintiffs in a federal class action lawsuit on behalf of purchasers of carbon fiber. As a result of this and several other related litigation matters, the Company recorded a pre-tax charge of $8.0 which is reflected in administrative and general expense in the third quarter of 2004. Also during the third quarter, the Company recorded a charge of $2.0 relating to the settlement of disputed matters with the holder of the Company's Series C Stock.

     The Company commenced binding arbitration proceedings against SNF SA, ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. Recently, the arbitrators awarded the Company damages and interest aggregating approximately 11 million euros. Cytec has obtained a court order in France to enforce the award, which order is being appealed by SNF. No gain contingency has been recorded. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings. The Company believes that the complaint is without merit.

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

     While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that in management's opinion, will not have a material adverse effect on the consolidated financial position of the Company, but could be material to the consolidated results of operations or cash flows of the Company in any one accounting period. The Company cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

     From time to time the Company is also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies related to these matters, if any, are recorded when they are realized.

Commitments

     Rental expense under property and equipment leases was $10.8 in 2004, $10.2 in 2003 and $10.9 in 2002. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004, are:

                                       Operating
                                        Leases
------------------------------------------------
2005                                    $ 9.1
2006                                      6.6
2007                                      4.8
2008                                      2.8
2009                                      2.4
Thereafter                               19.6
------------------------------------------------
Total minimum lease payments           $ 45.3
------------------------------------------------

     The Company frequently enters into long-term contracts with customers with terms that vary depending on specific industry practices. The Company's business is not substantially dependent on any single contract or any series of related contracts. Set forth below are more specific terms about the Company's significant sales contracts.

     The Company has the option to sell, and an affiliate of an international trading company is obligated to buy, up to approximately 50% of the Company's production capacity of acrylonitrile per year (40% effective May 1, 2005) under a long-term distributorship agreement that is scheduled to expire on May 1, 2008. The price under this distributorship agreement is market-based less certain costs and commissions.

     The Company is obligated to sell, and CYRO is obligated to buy, substantially all of the Company's nominal production capacity of hydrocyanic acid under an agreement with an initial term expiring December 31, 2011. Price is determined by a formula based on the raw materials used to manufacture hydrocyanic acid and to a lesser extent on the selling price of CYRO's product based on hydrocyanic acid and is adjusted periodically.

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

     The Company is obligated to manufacture, at the customer's option, up to 100% of the customer's requirements for certain paper chemical products under a long-term manufacturing supply agreement that expires in October, 2005, subject to various volume limitations. The Company also agreed to sell and the customer agreed to buy, 100% of the customer's requirements for two materials produced by the Company for use in the manufacture of certain paper chemicals by the customer in the U. S. and certain other countries. The prices for the Company's services are cost-based, including a fixed component, and are adjusted periodically. The prices for the materials produced by the Company are market based and are adjusted periodically. The Company has negotiated another supply agreement with the same customer scheduled to commence in November 2005 and expire in October 2008. The new agreement contains provisions for prices which will be are market based and which will be adjusted periodically.

     The Company is obligated to sell and, subject to numerous exceptions, an aerospace customer is obligated to buy its requirements of various specialty materials for certain of its products as determined by the customer, under an agreement that is scheduled to expire June 30, 2005, or for some products, June 30, 2007. Price is in U.S. dollars, and is fixed by year.

     The Company's Specialty Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

     The Company frequently enters into long-term agreements in order to lock-in price and availability of raw materials and services required to operate its businesses. At December 31, 2004, obligations under such agreements totaled $46.6.

     The Company had $25.2 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2004 that are issued on the Company's behalf in the ordinary course of business to support certain performance obligations and commitments of the Company. The instruments are typically renewed on an annual basis.

11. INCOME TAXES

     The income tax provision is based on earnings before income taxes and, in 2003, cumulative effect of accounting change as follows:

---------------------------------------------------------------------------------------
                                        2004                   2003                2002
---------------------------------------------------------------------------------------
U. S.                                 $ 97.0                $ 65.7              $ 52.4
Non-U.S.                                67.3                  60.7                57.8
---------------------------------------------------------------------------------------
Total                                 $164.3                $126.4              $110.2
---------------------------------------------------------------------------------------

     The components of the income tax provision (benefit) are as follows:

---------------------------------------------------------------------------------------
                                        2004                   2003                2002
---------------------------------------------------------------------------------------
Current:
     U. S. Federal                   $  6.3                   $ 1.9               $ 1.3
     Non-U. S.                          12.8                   16.2                16.1
     Other, principally state            2.2                    1.4                 1.6
---------------------------------------------------------------------------------------
    Total                               21.3                   19.5                19.0
---------------------------------------------------------------------------------------
Deferred:
     U. S. Federal                      17.5                    9.4                 7.8
     Non-U. S.                         (0.1)                    0.9                 2.9
     Other, principally state          (0.5)                    5.6                 1.2
---------------------------------------------------------------------------------------
    Total                               16.9                   15.9                11.9
---------------------------------------------------------------------------------------
Total income tax provision            $ 38.2                 $ 35.4              $ 30.9
---------------------------------------------------------------------------------------


     Income taxes paid in 2004, 2003 and 2002 were $16.6, $14.7 and $13.4, respectively and include non-U. S. taxes of $15.7, $12.0 and $9.6 in 2004, 2003 and 2002, respectively.

     U. S. and non-U. S. earnings of consolidated companies, before income taxes, include all earnings derived from operations in the respective U.S and non-U. S. geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U. S. Federal, non-U. S. and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:

-----------------------------------------------------------------------------
December 31,                                              2004          2003
-----------------------------------------------------------------------------
Deferred tax assets:
      Allowance for bad debts                            $ 2.5         $  1.9
      Insurance accruals                                  26.4           28.3
      Operating accruals                                  14.9           12.5
      Inventory                                            5.1            6.2
      Environmental accruals                              26.7           30.4
      Pension and postretirement benefit liabilities     149.1          134.8
      Employee benefit accruals                           18.9           14.6
      Tax credit carry forwards                           13.9           17.6
      Net operating losses                                13.1            8.8
      Other                                                3.8            2.7
-----------------------------------------------------------------------------
Gross deferred tax assets                                274.4          257.8
-----------------------------------------------------------------------------
Valuation allowance                                      (12.2)         (4.6)
-----------------------------------------------------------------------------
Total net deferred tax assets                            262.2          253.2
-----------------------------------------------------------------------------
Deferred tax liabilities:
      Plants, equipment and facilities                  (124.4)        (122.0)
      Insurance receivables                              (13.4)         (13.7)
      Other                                              (30.3)         (23.6)
------------------------------------------------------------------------------
Gross deferred tax liabilities                          (168.1)        (159.3)
------------------------------------------------------------------------------
Net deferred tax assets                                $  94.1         $ 93.9
------------------------------------------------------------------------------

     The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. The Company has completed its evaluation of this repatriation provision and concluded that no earnings will be repatriated under the Act at the present time given the pending acquisition of Surface Specialties. In addition, no provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $370.8, the repatriation of which would not be subject to the special one-time dividend received deduction under the Act, since the Company intends to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution or sale.

     At December 31, 2004, the Company has U.S. federal income tax net operating loss carryforwards of $10.6 relating to the Company's 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards begin to expire at various dates starting in 2008 through 2018.

     The Company has U.S. research and development tax credit carryforwards of $8.5 available as of December 31, 2004 to offset future tax liabilities. These carryforwards begin to expire at various dates starting in 2023 through 2025. Foreign tax credit carryforwards of $2.2 are available to offset future tax liabilities. The Act extended the period of time over which foreign tax credits may be carried forward from five years to ten years. Accordingly, such foreign tax credits will now expire at various dates starting in 2012 through 2014.

     The long-term earnings trend of the Company makes it more likely than not that the Company will generate sufficient taxable income on a consolidated basis to realize its net deferred tax assets with the exception of certain state net operating loss carryforwards and state tax credits. In 2004, the Company recorded a tax benefit primarily related to state income tax net operating losses and state tax credit carryforwards of $7.6, and reflected a corresponding increase to the valuation allowance in the same amount, due to the uncertainty of future earnings with respect to various U.S. entities of the Company. Accordingly, for the years ended December 31, 2004 and 2003, the Company has recorded a valuation allowance of $12.2 and $4.6, respectively, for the deferred tax assets primarily attributable to such U.S. state tax attributes.

     The Internal Revenue Service (the "IRS") has completed and closed its audits of the Company's tax returns through 1998. In January, 2005, the Company was notified that the Congressional Joint Committee on Taxation (the "Joint Committee") approved the final IRS examination findings for the years 1999 through 2001. Joint Committee also approved a separate tax refund claim filed by the Company for 1998 at this time. The approval by Joint Committee resulted in a tax refund of approximately $0.2 and $0.1 for the years 1998 and 2000 respectively, which will be recorded in the first quarter of 2005. As a result of the resolution of these audits, the Company will also record a reduction in tax expense of approximately $16.0 in 2005. The IRS is also currently conducting audits of the Company's tax returns for the years 2002 and 2003. The Company believes that adequate provisions for all outstanding issues have been made for all open years.

     During 2004, the Company received the final audit report issued by the Norwegian tax authorities disclosing an income tax adjustment with respect to a 1999 restructuring of the Company's European operations. The tax liability attributable to this adjustment, excluding interest and possible penalties, is 105 million Norwegian Krone ($17.3) as of December 31, 2004.

     The Company has retained tax counsel to assist in the defense of this assessment since the issue will likely be litigated given the Company's vigorous defense in protesting the additional tax. Notwithstanding the Company's meritorious defenses in this matter, in prior years as this matter developed, the Company accrued for the potential unfavorable outcome of this dispute. Assuming the dispute resolution process follows a normal course, final resolution of this matter, and the impact, if any, on the cash flows of the Company will probably occur in 2005 or 2006.

     In 2004 there was a reduction of $2.4 to the income tax provision, related to a favorable outcome of the completion of several years of tax audits in an international tax jurisdiction. The Company also recorded a tax benefit in 2004 of $1.2 U.S. and $0.7 non-U.S., to account for the effects on the Company's deferred tax assets and liabilities attributable to changes in tax rates in various jurisdictions.

     A reconciliation of the Company's effective tax rate to the U. S. federal income tax rate is as follows:

--------------------------------------------------------------------------------------
                                        2004                 2003               2002
--------------------------------------------------------------------------------------
Federal income tax rate                 35.0%                35.0%              35.0%
Research and development credit         (1.8)                (3.3)              (3.3)
Prior period tax credits (a)               -                    -               (5.4)
Income subject to other than
  the federal income tax rate           (7.5)                (6.5)              (2.7)
Change in foreign tax rates             (0.4)                   -                  -
State taxes, net of federal benefits    (3.1)                 2.0                2.2
Change in state tax rates               (0.8)                   -                  -
Valuation allowance                      4.6                  3.6                  -
Other (credits) charges, net            (2.7)                (2.8)               2.3
------------------------------------------------------------------------------------
Effective tax rate                      23.3%                28.0%              28.1%
-------------------------------------------------------------------------------------

     (a) In 2002 the Company recognized a $6.0 reduction in income tax expense related to U. S. approval of a claim for refund with respect to prior years' research and development tax credits.

     In 2003 a tax benefit of $7.3 was allocated to the cumulative effect of accounting change.

     Tax benefits on stock option exercises of $11.7, $7.9 and $1.8 were allocated directly to stockholders' equity for 2004, 2003 and 2002, respectively.

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

     The Company uses a measurement date of December 31 for the U. S. and Canadian pension and postretirement benefit plans and uses a measurement date of November 30 for the majority of all other pension plans.

                                                    Pension Plans                           Postretirement Plans
                                          ----------------------------------          ----------------------------------
                                            2004        2003        2002                 2004        2003       2002
----------------------------------------- ---------- ----------- ----------- ---- --- ----------- ----------- ----------
Net periodic cost:
Service cost                                $ 14.4      $ 12.5      $ 11.3              $   1.0     $   1.4     $  1.1
Interest cost                                 34.7        32.5        29.3                 14.3        16.6       16.7
Expected return on plan assets               (38.9)      (35.5)      (33.9)                (4.9)       (5.0)      (5.4)
Net amortization and deferral                  7.8         3.4         1.0                (10.6)      (10.7)      (9.4)
                                          ---------- ----------- ----------- ---- --- ----------- ----------- ----------
Net periodic expense (credit)               $ 18.0      $ 12.9      $  7.7                $(0.2)    $   2.3     $  3.0
                                          ---------- ----------- ----------- ---- --- ----------- ----------- ----------

Weighted-average assumptions used
  to determine net periodic cost,
  during the year:
Discount rate                               6.0%        6.4%        6.6%                 6.3%        6.8%       7.3%
Expected return on plan assets              8.0%        8.1%        8.3%                 6.5%        6.5%       7.0%
Rate of compensation increase              3%-10%      3%-10%      3%-10%                 -           -           -

Weighted-average assumptions used
  to determine benefit obligations,
  end of year:
Discount rate                               5.6%        6.1%        6.6%                 5.8%        6.3%       6.8%
Rate of compensation increase              3%-10%      3%-10%      3%-10%                 -           -           -
----------------------------------------- ---------- ----------- ----------- ---- --- ----------- ----------- ----------

     The expected rate of return on U. S. plan assets was determined by examining the annualized rates of return over the past five and ten year periods for the major U. S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 55% - 65% stocks and 35% - 45% bonds. Since the long-term average annualized return is approximately 9% - 11% for stocks and 5% - 7% for bonds, the expected long-term weighted average return was estimated to be 8.5% for the U. S. pension plans in 2004 and 2003. This return is based on an assumed allocation of assets of 62% in stocks and 38% in bonds with long-term investment returns of 10% and 6%, respectively. The expected long-term weighted average return on all the Company's pension plans, including the U. S. plans, was 8.0% and 8.1% in 2004 and 2003, respectively. For postretirement plans, all of which are assets held in the U. S., the expected rate of return was 6.5% in 2004 and 2003, based on the same investment return assumptions and an assumed asset allocation of 55% in stocks, 30% in bonds and 15% in cash in 2004 and 45% in stocks, 33% in bonds and 22% in cash in 2003. The investment strategy for the Company's worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

     The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. In the Netherlands, where the Company has its largest non-U.S. pension plan, the assumed rate of return was 6.25% in 2004. This return is based on assumed rates of return of 9% for equities and 5% for bonds and an assumed asset allocation of 31% stocks and 69% bonds and cash.


                                                    Pension Plans                             Postretirement Plans
                                          ----------------------------------           -----------------------------------
                                             2004       2003        2002                  2004        2003        2002
----------------------------------------- ----------- ---------- ----------- ---- ---- ----------- ----------- -----------
Change in benefit obligation:
Benefit obligation at January 1             $ 565.4    $ 489.1     $ 404.0                $271.5      $253.6      $247.7
Addition of a plan                              2.1        0.7         8.7                     -           -           -
Service cost                                   14.4       12.5        11.3                   1.0         1.4         1.1
Interest cost                                  34.7       32.5        29.3                  14.3        16.6        16.7
Amendments                                     (0.1)      (0.2)          -                     -           -       (31.2)
Acquisitions                                      -       18.2           -                     -         2.7           -
Translation difference                         10.2       16.1         9.9                   0.1         0.1         0.1
Actuarial gains/(losses)                       44.5       21.2        48.3                 (15.7)       20.1        43.3
Employee contributions                          0.9        0.5         0.6                   3.4         2.6         2.2
Benefits paid                                 (25.9)     (25.2)      (23.0)                (26.0)      (25.6)      (26.3)
                                          ----------- ---------- -----------           ----------- ----------- -----------

Benefit obligation at December 31           $ 646.2    $ 565.4      $ 489.1               $248.6      $271.5      $253.6
                                          ----------- ---------- -----------           ----------- ----------- -----------

Accumulated benefit obligation at
  December 31                               $ 617.3    $ 544.2      $ 489.2                    -           -           -
                                          ----------- ---------- -----------           ----------- ----------- -----------

Change in plan assets:
Fair value of plan assets at January 1      $ 430.5    $ 350.0      $354.7               $  74.6     $  70.5     $  73.3
Addition of a plan                                -        0.3         6.5                     -           -           -
Actual return/(losses) on plan assets          39.2       52.5       (18.1)                  3.8         8.3         0.5
Company contributions                          32.2       27.5        20.5                  15.8        18.7        20.8
Employee contributions                          0.9        0.5         0.6                   3.4         2.7         2.2
Acquisitions                                      -       10.7           -                     -           -           -
Translation difference                          8.4       14.2         8.8                     -           -           -
Benefits paid                                 (25.9)     (25.2)      (23.0)                (26.0)      (25.6)      (26.3)
                                          ----------- ---------- -----------           ----------- ----------- -----------

Fair value of plan assets at
  December 31                               $ 485.3    $ 430.5     $ 350.0              $   71.6    $   74.6    $   70.5
                                          ----------- ---------- -----------           ----------- ----------- -----------


Funded status:                              $(160.9)   $(134.9)    $(139.1)              $(177.0)    $(196.9)    $(183.1)
Unrecognized actuarial losses                 212.4      174.1       170.9                  20.6        35.0        18.6
Unrecognized prior service cost                 0.9        0.3       (0.8)                 (74.5)      (85.1)      (95.7)
Unrecognized net transition obligation           -          -            -                     -           -           -
                                          ----------- ---------- -----------           ----------- ----------- -----------
Net amount recognized                      $   52.4   $   39.5    $   31.0               $(230.9)    $(247.0)    $(260.2)
                                          ----------- ---------- -----------           ----------- ----------- -----------

Amounts recognized in the consolidated
balance sheets consist of:
Prepaid benefit cost                       $   24.1   $   10.6    $    3.9                     -           -           -
Accrued benefit cost                         (147.9)    (118.1)     (119.1)               (230.9)     (247.0)     (260.2)
Intangible asset                                5.6        6.2         6.9                     -           -           -
Accumulated other comprehensive
  income, exclusive of deferred taxes         170.6      140.8       139.3                     -           -           -
                                          ----------- ---------- -----------           ----------- ----------- -----------
Net amount recognized                      $   52.4   $   39.5    $   31.0               $(230.9)    $(247.0)     $(260.2)
----------------------------------------- ----------- ---------- ----------- ---- ---- ----------- ----------- -----------

     The accrued postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2004 and 2003 includes $20.0 in accrued expenses at each date and $210.9 and $227.0, respectively, in pension and other postretirement benefit liabilities.

     The Company recorded a non-cash after-tax minimum pension liability adjustment charge of $11.5 to Other Comprehensive Income in 2004 and a credit of $1.2 and a charge of $92.6 in 2003 and 2002, respectively. The significant charge in 2002 was a result of the combination of decreases in the fair value of plan assets due to a declining equity market and increased pension liabilities primarily due to the lower weighted average discount rate of 6.6% in 2002 from 7.0% in 2001. The charge to Other Comprehensive Income did not trigger any special funding requirements. The Company has contributed to its U. S. pension plan every year since its inception in 1993. The Company is not currently required to make any minimum contributions to its U.S. plans other than the plan associated with the acquisition of Avecia.

     The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 9.0% in 2005, decreasing to ultimate trend of 5.0% in 2009. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation ("APBO") and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:

                                                                      2004                                 2003
                                                         --------------------------------     --------------------------------
                                                           1% Increase     1% Decrease         1% Increase    1% Decrease
----------------------------------------------------- -- ---------------- --------------- --- --------------- ----------------
Approximate effect on the total of service and
  interest cost components of other postretirement
  benefit cost                                               $  1.5         $  (1.2)             $  1.4          $  (1.3)

Approximate effect on accumulated
  postretirement benefit obligation                           $23.9          $(21.2)              $21.6           $(20.0)
----------------------------------------------------- -- ---------------- --------------- --- --------------- ----------------

     At the end of 2004 and 2003, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the U. S. pension plans, pension plans outside the U. S., and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

                                                 U. S. Plans              Non-U. S. Plans                  Total
                                            -----------------------     ---------------------    ---------------------------
End of Year                                    2004        2003           2004       2003            2004          2003
---------------------------------------     ----------- -----------     ---------- ----------    -------------- ------------
Projected benefit obligation                  $(506.2)    $(455.7)        $(68.4)    $(55.1)          $(574.6)     $(510.8)
Accumulated benefit obligation                 (489.0)     (438.8)         (63.8)     (51.2)           (552.8)      (490.0)
Fair value of plan assets                       369.9       337.0           48.9       37.2             418.8        374.2
--------------------------------------- --- ----------- ----------- --- ---------- ---------- -- -------------- ------------

     The asset allocation for the Company's U. S. pension plans and postretirement plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category, are as follows:

                      U.S. Pension Plans                                              Postretirement Plans
---------------------------------------------------------------    ------------------------------------------------------------

                             Target             Plan                                        Target               Plan
                           allocation      Assets at Year End                             allocations       Assets at Year End
                          --------------   --------------------                           ------------      -------------------
Asset Category                2005          2004       2003        Asset Category            2005             2004      2003
---------------------     --------------   -------- -----------    -------------------    ------------      --------- ---------
Equity Securities              63%           63%       59%         Equity Securities          55%             55%       45%
Fixed Income                   37%           37%       41%         Fixed Income               45%             45%       55%
                          --------------   -------- -----------                           ------------      --------- ---------
Total                         100%          100%       100%        Total                     100%             100%      100%
--------------------- --- -------------- - -------- ----------- -- ------------------- -- ------------ ---- --------- ---------

                    Non-U.S. Pension Plans
---------------------------------------------------------------

                             Target             Plan
                           allocation      Assets at Year End
                          --------------   --------------------
Asset Category                2005          2004       2003
---------------------     --------------   -------- -----------
Equity Securities            20%-45%         41%       41%
Fixed Income                 35%-70%         52%       38%
Cash and other               5%-15%          7%        21%
                          --------------   -------- -----------
Total                         100%          100%       100%
--------------------- --- -------------- - -------- ----------- --

     The total fair value of U. S. pension and postretirement plan assets was $441.5 and $411.6 at December 31, 2004 and 2003. The Company uses a combination of active and passive stock and bond managers to invest the assets of the U. S. and non-U.S pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

     Information about the expected cash flows for the U. S. pension and postretirement benefit plans follows:

Expected Employer Contributions                 Pension Plans                           Postretirement Plans
----------------------------------------    ----------------------    ----------------------------------------------------------
2005                                          $10.0                                             $20.5


                                                                        Postretirement Benefits      Postretirement Benefits
                                                                       Prior to Medicare Part D      Anticipated Medicare Part
Expected Benefit Payments                     Pension Benefits             Subsidy                            D Subsidy
----------------------------------------    ----------------------    --------------------------    ----------------------------
2005                                           $22.2                         $20.3                          $0.0
2006                                            23.0                          21.1                           2.9
2007                                            24.0                          21.7                           3.0
2008                                            25.1                          21.9                           3.2
2009                                            26.5                          21.9                           3.3
2010-2014                                      160.4                         109.2                          17.7
---------------------------------------- -- ---------------------- -- -------------------------- -- ----------------------------

     The above table reflects the total benefits expected to be paid from the plan and the Company's assets.

     Information about the expected cash flows for the non-U. S. pension plans follows:

Expected Employer Contributions                 Pension Plans
----------------------------------------    ----------------------
2005                                           $5.8



Expected Benefit Payments                     Pension Benefits
----------------------------------------    ----------------------
2005                                            $3.1
2006                                             3.4
2007                                             3.4
2008                                             4.1
2009                                             4.5
2010-2014                                       22.2
---------------------------------------- -- ----------------------

     The above table reflects the total benefits expected to be paid from the plans and the Company's assets.

     The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans in 2004, 2003, and 2002 are as follows:

                                2004      2003     2002
-------------------------- -- --------- --------- --------
U.S
Profit Growth Sharing           $  9.1    $  5.5   $  5.0
Savings Plan                       7.0       6.1      5.7
                           -- --------- --------- --------
Total                            $16.1     $11.6    $10.7
                           -- --------- --------- --------

Non-U. S.
Others                           $ 1.2     $ 1.2    $ 1.0
-------------------------- -- --------- --------- --------

     The Company also sponsors postemployment plans that, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

     Certain of the Company's benefit plans provide for enhanced benefits in the event of a "change of control" as defined in the plans.

13. ACCRUED EXPENSES

December 31,                                   2004         2003
----------------------------------------------------------------
Employee benefits                            $ 30.1       $ 27.4
Other postretirement employee benefits         20.0         20.0
Salaries and wages                             19.1         15.5
Taxes other than income taxes                   7.2         14.4
Environmental                                  10.0         11.0
Interest                                        7.8          7.2
Other                                          83.9         75.0
----------------------------------------------------------------
Total                                        $178.1       $170.5
----------------------------------------------------------------

14. COMMON STOCK

     The Company is authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 39,834,777 shares were outstanding at December 31, 2004. A summary of changes in common stock issued and treasury stock is presented below.


                                                                                    Common Stock         Treasury Stock
                                                                           ---------------------- ----------------------
Balance at December 31, 2001                                                          48,132,640             8,511,532
Purchase of treasury stock                                                                     -             1,225,282
Issuance pursuant to stock option plan                                                         -              (293,647)
Award of performance stock and restricted stock                                                               (145,904)
Forfeitures and deferrals of stock awards                                                      -                35,408
                                                                           ---------------------- ----------------------
Balance at December 31, 2002                                                          48,132,640             9,332,671
Purchase of treasury stock                                                                     -               838,200
Issuance pursuant to stock option plan                                                         -            (1,079,792)
Award of performance stock and restricted stock                                                -               (80,731)
Forfeitures and deferrals of stock awards                                                      -               129,549
                                                                           ---------------------- ----------------------
Balance at December 31, 2003                                                          48,132,640             9,139,897
Purchase of treasury stock                                                                     -               388,300
Issuance pursuant to stock option plan                                                         -            (1,217,487)
Award of performance stock and restricted stock                                                -               (64,654)
Forfeitures and deferrals of stock awards                                                      -                51,807
                                                                           ---------------------- ----------------------
Balance at December 31, 2004                                                          48,132,640             8,297,863
-------------------------------------------------------------------------- ---------------------- ----------------------

     In January 2004, the Board of Directors approved the initiation of a common stock quarterly cash dividend program. During 2004, four quarterly cash dividends of $0.10 per share were declared and paid totaling $15.7. No cash dividends on common shares were declared or paid during 2003 or 2002.

     On January 20, 2005, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on February 25, 2005 to stockholders of record as of February 10, 2005.

     In March 2003, the Company announced an authorization to repurchase up to an additional $100.0 of its outstanding common stock. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. During 2004, the Company repurchased 388,300 shares of its common stock at a cost of $13.1. During 2003, the Company repurchased 838,200 shares of stock at a cost of $27.7 that completed its previous stock repurchase authorization and included $18.1 under its new authorization. In connection with the acquisition of Surface Specialties, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years following closing in order to maximize funds available for debt service and other corporate purposes.

Stock Award and Incentive Plan: The 1993 Stock Award and Incentive Plan
(the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), restricted stock (including performance shares), and deferred stock awards and dividend equivalents. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 2004, the Company had reserved approximately 7,568,370 shares for issuance under the 1993 Plan.

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

     A summary of stock options activity is presented below.


                                            2004                   2003                  2002
                                       ------------------  ---------------------  --------------------
                                                 Weighted               Weighted              Weighted
                                                  Average                Average               Average
                                                 Exercise               Exercise              Exercise
                                         Shares     Price       Shares     Price      Shares     Price
------------------------------------------------------------------------------------------------------
Shares under option:

Outstanding at beginning of year     6,320,110     $28.31   6,692,689     $26.15  6,250,734     $25.73
Granted                                545,070      37.14     873,600      27.06    951,100      24.48
Exercised                           (1,217,487)     20.20  (1,079,792)     13.44   (293,647)     10.59
Forfeited                             (303,259)     38.57    (166,387)     31.68   (215,498)     27.70
------------------------------------------------------------------------------------------------------
Outstanding at end of year           5,344,434     $30.47   6,320,110     $28.31  6,692,689     $26.15
-------------------------------------------------------------------------------------------------------
Options exercisable at end of year   4,049,069     $30.40   4,687,172     $28.64  4,996,336     $25.67
-------------------------------------------------------------------------------------------------------

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:


                              Options Outstanding               Options Exercisable
                              -------------------               --------------------
                                           Weighted
                                            Average  Weighted
                                          Remaining   Average               Weighted
                                        Contractual  Exercise       Number   Average
Range of Exercise Prices  Outstanding  Life (Years)     Price  Exercisable     Price
-------------------------------------------------------------------------------------
            $ 2.77-10.00        1,859          3.19    $ 6.46        1,859    $ 6.46
             11.66-24.44    1,795,633          5.17     22.45    1,564,483     22.23
             25.08-37.75    2,453,351          6.48     30.70    1,405,603     29.72
             38.00-47.34      684,091          2.35     40.23      668,424     40.22
             47.81-55.00      409,500          3.08     48.09      408,700     48.09
------------------------------------------------------------------------------------
            $ 2.77-55.00    5,344,434          5.25    $30.47    4,049,069    $30.40
------------------------------------------------------------------------------------


     As provided under the 1993 Plan, the Company has also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2002, 2003 and 2004 relate to the 2004, 2005 and 2006 performance periods, respectively. The total amount of stock-based compensation expense (income) recognized for restricted stock and performance stock was $4.6 in 2004, $2.0 in 2003 and $(1.3) in 2002. A summary of restricted stock and performance stock activity is as follows:

--------------------------------------------------------------------------------------------------------
                                                                  2004              2003            2002
--------------------------------------------------------------------------------------------------------
Outstanding awards - beginning of year                           230,580          297,655        265,323
New awards granted                                                65,204           80,731        145,904
Shares with restrictions lapsed(1)                               (15,159)         (13,739)       (34,226)
Restricted shares forfeited                                      (70,224)        (134,067)       (79,346)
---------------------------------------------------------------------------------------------------------
Outstanding awards - end of year                                 210,401          230,580        297,655
---------------------------------------------------------------------------------------------------------
Weighted average market value of new awards on award date         $36.84           $26.93         $24.67
---------------------------------------------------------------------------------------------------------

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

     In the event of a "change of control" (as defined in the 1993 Plan), (i) any award under the 1993 Plan carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeiture applicable to any other award granted under the 1993 Plan will lapse and such awards will be deemed fully vested and (iii) any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

15. PREFERRED STOCK

     The Company is authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. At December 31, 2004, there were no shares of preferred stock outstanding.

     As of December 17, 1993, the Company had issued to Cyanamid, a subsidiary of Wyeth, eight million shares of preferred stock in conjunction with Cytec's spin-off from Cyanamid. At December 31, 2003 and through September, 2004, only 4,000 shares of Series C Cumulative Preferred Stock (the "Series C Stock") remained outstanding. The Series C Stock, which had a redemption value of $25 per share, was redeemed on September 30, 2004 for $10.0 in cash. A charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock. The $10.0 payment was not tax deductible. The Company also settled a series of disputed matters with Wyeth at a cost of $2.0 which is recorded in other income (expense), net. The Series C shares were subsequently retired.

     The Series C Stock had a liquidation and redemption value of $0.1 and had an annual dividend of $1.83 per share (7.32%). Under the terms of the Series C Stock, the Company was subject to debt restrictions and restrictions on certain payments which included payments of cash dividends on common stock, payments for the repurchase of common stock outstanding and payments on certain classes of debt.

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

     The accounting policies of the reportable segments are the same as those described in Note 1. All intersegment sales prices are cost based. The Company evaluates the performance of its operating segments based on earnings from operations and cash flows of the respective segment.

     Summarized segment information is as follows:

                                           Water and
                                          Industrial                                  Building
                                           Process     Performance    Specialty         Block       Total
                                          Chemicals     Products       Materials      Chemicals     Segments
-------------------------------------------------------------------------------------------------------------
2004
Net sales to external customers             $409.1        $564.6         $487.0          $260.6     $1,721.3
Intersegment net sales                        --             5.0           --              85.0         90.0
-------------------------------------------------------------------------------------------------------------
Total net sales                              409.1         569.6          487.0           345.6      1,811.3
Earnings from operations                      21.2          57.2           84.2            14.8        177.4
Percentage of sales                            5.2%         10.0%          17.3%            4.3%         9.8%
Total assets                                 365.2         512.6          515.4           189.7      1,582.9
Capital expenditures                          18.5          34.3           19.1            12.2         84.1
Depreciation and amortization                 21.5          29.7           10.7            25.5         87.4
-------------------------------------------------------------------------------------------------------------
2003
Net sales to external customers             $362.2        $489.8         $408.7          $211.1     $1,471.8
Intersegment net sales                        --            --             --              65.7         65.7
-------------------------------------------------------------------------------------------------------------
Total net sales                              362.2         489.8          408.7           276.8      1,537.5
Earnings from operations                      20.3          37.3           66.3            20.3        144.2
Percentage of sales                            5.6%          7.6%          16.2%            7.3%         9.4%
Total assets                                 347.9         479.6          478.9           197.5      1,503.9
Capital expenditures                          26.0          33.7           18.3            10.0         88.0
Depreciation and amortization                 20.0          29.6           11.5            27.3         88.4
-------------------------------------------------------------------------------------------------------------
2002
Net sales to external customers             $331.2        $452.3         $395.5          $167.2     $1,346.2
Intersegment net sales                         -             -              -              53.1         53.1
-------------------------------------------------------------------------------------------------------------
Total net sales                              331.2         452.3          395.5           220.3      1,399.3
Earnings from operations                      26.2          39.6           65.7             5.6        137.1
Percentage of sales                            7.9%          8.8%          16.6%            2.5%        9.8%
Total assets                                 248.9         389.5          477.8           204.4      1,320.6
Capital expenditures                          15.3          10.2           13.4             7.9         46.8
Depreciation and amortization                 17.2          28.4           10.7            26.8         83.1
-------------------------------------------------------------------------------------------------------------

     The following table provides a reconciliation of selected segment information to corresponding amounts contained in the Company's Consolidated Financial Statements:

---------------------------------------------------------------------------------------------
                                                   2004              2003              2002
---------------------------------------------------------------------------------------------
Net sales:
Net sales from segments                        $ 1,811.3           $1,537.5          $1,399.3
Elimination of intersegment revenue               (90.0)              (65.7)           (53.1)
---------------------------------------------------------------------------------------------
Total consolidated net sales                   $ 1,721.3           $1,471.8         $1,346.2
---------------------------------------------------------------------------------------------
Earnings from operations:
Earnings from segments                         $  177.4            $  144.2          $ 137.1
Corporate unallocated (1) (2)                     (17.8)               (3.1)           (17.7)
---------------------------------------------------------------------------------------------
Total consolidated earnings from operations    $  159.6            $  141.1         $   119.4
--------------------------------------------------------------------------------------------
Total assets:
Assets from segments                            $1,582.9           $1,503.9
Other assets (3)                                   643.2              522.0
---------------------------------------------------------------------------
Total consolidated assets                       $2,226.1           $2,025.9
---------------------------------------------------------------------------

     (1) Includes $8.0 in 2004 relating to the settlement of a class action law suit on behalf of purchasers of carbon fiber and other related matters (Refer to Note 10).

     (2) Earnings from operations in 2002 include restructuring charges of $13.7 (Refer to Note 3).

     (3) Includes cash and cash equivalents at December 31, 2004 and 2003, of $323.8 and $251.1, respectively.

Operations by Geographic Areas: Net sales to unaffiliated customers presented below are based upon the sales destination, which is consistent with management's view of the business. U. S. exports included in net sales are based upon the sales destination and represent direct sales of U. S.-based entities to unaffiliated customers outside of the United States. Earnings from operations are also based upon destination and consist of total net sales less operating expenses. Identifiable assets are those assets used in the Company's operations in each geographic area. Unallocated assets are primarily cash and cash equivalents, deferred taxes, miscellaneous receivables, construction in progress and the fair values of derivatives. Except for the United States, no country accounted for more than 10% of consolidated net sales.

-------------------------------------------------------------------------------------------------------
                                                             2004               2003              2002
-------------------------------------------------------------------------------------------------------
Net sales
       United States                                       $ 802.4            $ 719.7           $ 685.8
       Other Americas                                        188.0              151.6             139.5
       Asia/Pacific                                          261.9              211.1             197.3
       Europe/Middle East/Africa                             469.0              389.4             323.6
-------------------------------------------------------------------------------------------------------
Total                                                     $1,721.3           $1,471.8          $1,346.2
-------------------------------------------------------------------------------------------------------
U. S. exports included in net sales above
       Other Americas                                   $     70.7             $ 47.8          $   40.3
       Asia/Pacific                                          102.7               85.2              86.1
       Europe/Middle East/Africa                              61.0               53.6              38.3
-------------------------------------------------------------------------------------------------------
Total                                                    $   234.4            $ 186.6          $  164.7
--------------------------------------------------------------------------------------------------------
Earnings from operations (1) (2)
       United States                                    $     61.6             $ 55.3          $   37.0
       Other Americas                                         31.2               27.3              24.9
       Asia/Pacific                                           30.3               22.0              28.2
       Europe/Middle East/Africa                              36.5               36.5              29.3
--------------------------------------------------------------------------------------------------------
Total                                                    $   159.6          $   141.1          $  119.4
--------------------------------------------------------------------------------------------------------

Identifiable assets
       United States                                     $   976.5          $   933.3
       Other Americas                                        148.1              138.9
       Asia/Pacific                                           82.7               76.6
       Europe/Middle East/Africa                             306.4              259.1
-------------------------------------------------------------------------------------
       Total                                               1,513.7            1,407.9
Equity in net assets of and advances to associated
    companies                                                 85.5               82.1
Unallocated assets                                           626.9              535.9
-------------------------------------------------------------------------------------
Total assets                                              $2,226.1           $2,025.9
-------------------------------------------------------------------------------------


     (1) Includes $8.0 in 2004 relating to the settlement of a class action lawsuit in the U.S. on behalf of purchasers of carbon fiber and other related matters (Refer to Note 10).

     (2) Earnings from operations in 2002 include restructuring charges of $13.6 and $0.1 in the U.S. and Europe/Middle East/Africa, respectively (Refer to Note 3).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec
Industries Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytec Industries Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

We also have audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the effectiveness of Cytec Industries Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Short Hills, New Jersey
February 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cytec Industries Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytec Industries Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Cytec Industries Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cytec Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 17, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 17, 2005


QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)    1Q             2Q              3Q             4Q          Year
-------------------------------------------------------------------------------------------------------------------
2004
Net Sales                                        $415.2          $422.0         $433.5         $450.6      $1,721.3
Gross profit (1)                                  103.1           108.0           99.4           99.6         410.1
Net earnings available to common
  stockholders (2)                                 32.0            29.7            9.4           45.1         116.2
Basic net earnings available to common
 stockholders per share (3)                      $ 0.82           $0.76          $0.24          $1.13         $2.94
Diluted net earnings available to common
 stockholders per share (3)                       $0.80           $0.74          $0.23          $1.09         $2.84

2003
Net Sales                                        $367.4          $374.9         $367.7         $361.8      $1,471.8
Gross profit (1)                                   95.0            95.9           83.1           82.9         356.9
Net earnings                                       15.3            25.4           22.1           14.6          77.4
Basic net earnings per common share:
Earning before accounting changes                 $0.75           $0.65          $0.56          $0.37         $2.34
Accounting Change                                 (0.35)             --             --             --        (0.35)
-------------------------------------------------------------------------------------------------------------------
Basic net earnings per common share (3)           $0.40           $0.65          $0.56          $0.37         $1.99

Diluted net earnings per common share:
Earnings before accounting change                 $0.73           $0.64          $0.55          $0.33         $2.27
Accounting change                                (0.34)              --             --             --        (0.34)
-------------------------------------------------------------------------------------------------------------------
Diluted net earnings per common share (3)         $0.39          $0 .64         $0 .55          $0.33         $1.93

2002
Net Sales                                        $318.0          $350.9         $332.8         $344.5      $1,346.2
Gross profit (1)                                   70.0            87.0           86.1           82.7         325.8
Net earnings                                        7.0            21.4           31.6           19.3          79.3
Basic net earnings per common share (3)         $  0.18          $ 0.54         $ 0.80         $ 0.49      $   2.01
Diluted net earnings per common share (3)       $  0.17          $ 0.52         $ 0.78         $ 0.49      $   1.96


     (1) Gross profit is derived by subtracting manufacturing cost of sales from net sales.

     (2) First and second quarter results were restated to show the effect of FSP 106-2 which was adopted during the third quarter of 2004.

     (3) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     An evaluation was carried out by the Company's management, under the supervision and with the participation of the Company's the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14, as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective.

Management's Report on Internal Control Over Financial Reporting

     Company management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's internal controls over financial reporting was carried out. The evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company's internal controls over financial reporting were effective as of December 31, 2004.

Attestation Report

     Management's assessment of the effectiveness of internal controls over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

     There were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended December 31, 2004 identified in the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There have been no significant changes in the Company's internal controls subsequent to the date of the evaluation by the Chief Executive Officer and Chief Financial Officer.

Item 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III
                                    --------

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the executive officers of the Company. Each such person serves at the pleasure of the Board of Directors of the Company.

Name                     Age         Positions

D. Lilley                58          Mr. Lilley is Chairman of the Board, President and Chief Executive Officer of the
                                     Company.  He was elected Chairman in January 1999 and President and Chief Executive
                                     Officer of the Company effective May 11, 1998, having previously served as President and
                                     Chief Operating Officer of the Company from January 8, 1997.

J. P. Cronin             51          Mr. Cronin is Executive Vice President and Chief Financial Officer of the Company,
                                     having previously served as Vice President and Chief Financial Officer of the Company
                                     from its inception in 1993 until he was elected an Executive Vice President in September
                                     1996.

S. D. Fleming            46          Mr. Fleming was elected as an officer of the Company in September 2004.  He has been
                                     President of Cytec Specialty Chemicals since April 2003, having previously served as
                                     Vice President, Phosphine and Mining Chemicals and other executive positions in Cytec's specialty chemicals businesses for more than four years.

S. C. Speak              47          Mr. Speak was elected as an officer of the Company in September 2004.  He has been
                                     President of Cytec Engineered Materials since January 2002, having previously served as
                                     Vice President and General Manager, North America and Pacific Rim and other executive positions in Cytec Engineered Materials for more than two years.

W. N. Avrin              49          Mr. Avrin is Vice President, Corporate and Business Development of the Company and has
                                     held this position for more than five years.

D. M. Drillock           47          Mr. Drillock was elected Vice President, Controller and Investor Relations of the
                                     Company in April 2002.  He previously served as Controller for more than four years.

J. E. Marosits           52          Mr. Marosits was elected Vice President, Human Resources in July 2002.  For more than four years prior to that, he had been the Company's Director, Human Resources for
                                     Building Block Chemicals and Corporate Manager, Labor Relations.

R. Smith                 46          Mr. Smith was elected Vice President, General Counsel and Secretary of the Company
                                     effective January 1, 2002, having previously served as Assistant General Counsel for more than two years prior thereto.

T. P. Wozniak            51          Mr. Wozniak is Treasurer of the Company and has held this position for more than five
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

     The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Common Stockholders, dated March 11, 2005.

Item 11.     EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," the "Equity Compensation Plan Information," and the "Performance Graph" sections of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Common Stockholders, dated March 11, 2005.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Common Stockholders, dated March 11, 2005.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Common Stockholders, dated March 11, 2005.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference from the "Principal Accountant Fees and Services" section of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Common Stockholders, dated March 11, 2005.

                                     PART IV
                                     -------

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1)   List of Financial Statements:

                  Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):

                  Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Income for the Years ended
                      December 31, 2004, 2003 and 2002
                  Consolidated Statements of Cash Flows for the Years ended
                      December 31, 2004, 2003 and 2002
                  Consolidated Statements of Stockholders' Equity for the Years
                      ended December 31, 2004, 2003 and 2002
                  Notes to Consolidated Financial Statements

                  Reports of Independent Registered Public Accounting Firm

         (a)(2) Cytec Industries Inc. and Subsidiaries Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts

     Schedules, other than "Schedule II---Valuation and Qualifying Accounts," are omitted because of the absence of the conditions under which they are required or because the information called for are included in the consolidated financial statements or notes thereto.

         (a)(3)   Exhibits.

             Exhibit No.            Description
             -----------            -----------

             2.1                   Stock and Asset Purchase Agreement dated as of October 1, 2004 between UCB,
                                   S.A. and the Registrant (incorporated by reference to exhibit 99.1 to
                                   Registrant's current report on Form 8-K dated October 1, 2004).

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

             4.1                   Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to
                                   Registrant's registration statement on Form 10).

             4.2(a)                Indenture, dated as of March 15, 1998 between the Registrant and PNC Bank,
                                   National Association as Trustee (incorporated by reference to Exhibit 4.1 of
                                   Registrant's current report on Form 8-K, dated March 18, 1998).

             4.2(b)                Supplemental Indenture, dated as of May 11, 1998 between the Registrant and PNC
                                   Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31,
                                   1998).


             4.3                   6.75% Global Note due March 15, 2008 (incorporated by reference to Exhibit 4.3 of Registrant's current report on Form 8-K dated March 18, 1998).

             4.4                   6.846% Mandatory Par Put Remarketed Securities due May 11, 2025 (incorporated by reference to Exhibit 4.5 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

             4.5                   4.60% Senior Note due 2013 (incorporated by reference to Exhibit 4.2 to
                                   Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

             10.1(a)               Five Year Term Loan Agreement dated as of February 15, 2005, among the
                                   Registrant, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 99.1 to
                                   Registrant's current report on form 8-K dated February 15, 2005).

             10.1(b)               364-day Term Loan Agreement dated as of February 15, 2005, among the
                                   Registrant, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 99.2 to
                                   Registrant's current report on form 8-K dated February 15, 2005).

             10.1(c)               Five Year Credit Agreement dated as of February 15, 2005, among the Registrant, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager (incorporated by reference to exhibit 99.3 to Registrant's current report on form 8-K dated February 15, 2005).

             10.1(d)               Three Year Credit Agreement dated as of April 11, 2002, among the Registrant, the banks named therein and Citibank N.A., as Administrative Agent, Wachovia
                                   Bank, as Syndication Agent, and ABN Amro Bank N. V., as Documentation Agent
                                   (incorporated by reference to exhibit 10.6 to Registrant's quarterly report on form 10-Q for the quarter ended March 31, 2002).

             10.2(a)               Partnership Agreement (the "CYRO Partnership Agreement") between Cyanamid
                                   Plastics, Inc., and Rohacryl, Inc., dated July 1, 1976 (incorporated by reference to exhibit 10.17 to Registrant's registration statement on Form 10).

             10.2(b)               Letter amendment, dated February 19, 1993, among CYRO Industries, Cyanamid
                                   Plastics Inc. and Rohacryl Inc. to the CYRO Partnership Agreement
                                   (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

             10.2(c)               Letter amendment, dated as of March 27, 2002 between Cytec Plastics Inc. and
                                   Rohacryl Inc., to the CYRO Partnership Agreement incorporated by reference to
                                   Exhibit 10.8(c) to the Registrant's annual report on Form 10-K for the year ended December 31, 2001).

             10.3(a)               Joint Venture Agreement (the "AMEL Joint Venture Agreement") between Cyanamid
                                   Melamine Inc., and DCP Melamine North America, Inc., dated April 15, 1986
                                   (incorporated by reference to exhibit 10.18(a) to Registrant's registration statement on Form 10).

             10.3(b)               Amendment No. 1 to AMEL Joint Venture Agreement, dated April 30, 1987, by and between Cyanamid Melamine Inc. and DCP Melamine North America, Inc.
                                   (incorporated by reference to Exhibit 10.2 to Registrant's quarterly report on
                                   Form 10-Q for the quarter ended March 31, 1998).

             10.3(c)               Amendment No. 2 to AMEL Joint Venture Agreement, dated May 1, 1994, by and between DSM Melamine Americas, Inc. and Cytec Melamine Inc. (incorporated by reference to Exhibit 10.3 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).


             10.3(d)               Amendment No. 3 to AMEL Joint Venture Agreement, dated January 30, 1995 by and between Cytec Melamine Inc. and DSM Melamine Americas, Inc. (incorporated by reference to Exhibit 10.4 to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

             10.3(e)               Agreement dated April 15, 1986 between Cyanamid and DSM Chemische Production
                                   BV, as amended October 24, 1994 (incorporated by reference to exhibit 10.18(b)
                                   to Registrant's annual report on Form 10-K for the year ended December 31,
                                   1994).

             10.4                  Executive Compensation Plans and Arrangements (incorporated by reference to exhibit 10.12 to Registrant's annual report on Form 10-K for the year ended
                                   December 31, 2003).

             10.4(a)               1993 Stock Award and Incentive Plan, as amended through October 16, 2003
                                   (incorporated by reference to Exhibit 10.12(a) to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

             10.4(b)               Form of Performance Stock Award/Performance Cash Award Grant Letter.
                                   (incorporated by reference to exhibit 10.12(b) to Registrant's annual report on Form 10-K for the year ended December 31, 1999).

             10.4(c)               Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through
                                   January 20, 2003 (incorporated by reference to exhibit 10.12(c) to
                                   Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.)

             10.4(d)(i)            Form of Stock Option Grant Letter (incorporated by reference to exhibit
                                   10.13(d) of Registrant's annual report on Form 10-K for the year ended
                                   December 31, 1998).

             10.4(d)(ii)           Form of Stock Option Grant Letter used for grants to officers from January 21,
                                   2002 through January 19, 2004 (incorporated by reference to Exhibit
                                   10.12(d)(ii) to Registrant's annual report on Form 10-K for the year ended
                                   December 31, 2001).

             10.4(d)(iii)          Form of Stock Option Grant Letter used for grants to officers from January 21,
                                   2004 (incorporated by reference to exhibit 10.12 to Registrant's annual report on Form 10-K for the year ended December 31, 2003).

             10.4(d)(iv)           Form of Performance Stock Award Grant Letter used for grants to officers from
                                   January 21, 2004 (incorporated by reference to exhibit 10.12 to Registrant's annual report on Form 10-K for the year ended December 31, 2003).

             10.4(e)               Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and
                                   Incentive Plan  (incorporated by reference to exhibit 10.13(e) to Registrant's annual report on Form 10-K for the year ended December 31, 1996).

             10.4(f)               Executive Income Continuity Plan, as amended through September 12, 2003
                                   (incorporated by reference to exhibit 10.12(f) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

             10.4(g)               Key Manager Income Continuity Plan, as amended through September 12, 2003
                                   (incorporated by reference to exhibit 10.12(g) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

             10.4(h)               Employee Income Continuity Plan, as amended through September 12, 2003
                                   (incorporated by reference to exhibit 10.12(h) to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

             10.4(i)               Cytec Excess Retirement Benefit Plan, as amended through May 11, 2000
                                   (incorporated by reference to exhibit 10.12(j) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000).


             10.4(j)               Cytec Supplemental Employees Retirement Plan, as amended through April 13,
                                   2000 (incorporated by reference to exhibit 10.12(k) to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

             10.4(k)               Cytec Executive Supplemental Employees Retirement Plan, as amended through
                                   October 14, 1999 (incorporated by reference to exhibit 10.13(k) to
                                   Registrant's quarterly report on Form 10-Q for the quarter ended September 30,
                                   1999).

             10.4(l)               Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit
                                   10(G) to Registrant's quarterly report on Form 10-Q for the quarter ended
                                   September 30, 1994).

             10.4(m)               Cytec Supplemental Savings and Profit Sharing Plan, as amended and restated
                                   through July 22, 2003 (incorporated by reference to exhibit 4.4 to
                                   Registrant's Registration Statement on Form S-8, registration number
                                   333-107221).

             10.4(n)               Amended and Restated Trust Agreement effective as of December 15, 1994 between the Registrant and Vanguard Fiduciary Trust Company, as successor trustee
                                   (incorporated by reference to exhibit 10.12(p) to Registrant's annual report on Form 10-K for the year ended December 31, 1999).

             10.4(o)               Deferred Compensation Plan as amended through December 9, 2002 (incorporated by reference to exhibit 10.12(o) to Registrant's annual report on Form 10-K for the year ended December 31, 2002).

             12                    Computation of Ratio of Earnings to Fixed Charges

             21                    Subsidiaries of the Company (incorporated by reference to Exhibit 21 to
                                   Registrant's annual report on Form 10-K for the year ended December 31, 2002).

             23                    Consent of KPMG LLP

             24(a-h)               Powers of Attorney of J. E. Akitt, C.A. Davis, A.G. Fernandes, L. L. Hoynes,
                                   Jr., B. C. Johnson, W. P. Powell, J. R. Satrum and J. R. Stanley.

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


                                 CYTEC INDUSTRIES INC.
                                 (Registrant)



DATE:  February 25, 2005         By:  /S/ D. Lilley
                                      ---------------------------------------
                                      D. Lilley
                                      Chairman, President and Chief Executive
                                      Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


DATE:  February 25, 2005          /S/ D. Lilley
                                  -------------------------------------------
                                  D. Lilley
                                  Chairman, President and Chief Executive
                                  Officer



DATE:  February 25, 2005          /S/ J. P. Cronin
                                  -------------------------------------------
                                  J. P. Cronin, Executive Vice President,
                                  Chief Financial and Accounting Officer

     *
     ----------------------
     J. E. Akitt, Director

     *
     ----------------------
     C.A. Davis, Director

     *
     ----------------------
     A.G. Fernandes, Director

     *
     ----------------------
     L. L. Hoynes, Jr., Director    *By: /S/ R. Smith
                                         -------------------
                                         Attorney-in-Fact
     *
     ----------------------
     B. C. Johnson, Director

     *
     ----------------------
     W. P. Powell, Director

     *
     ----------------------
     J. R. Satrum, Director

     *
     ----------------------
     J. R. Stanley, Director


DATE: February 25, 2005

                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Years Ended December 31, 2004, 2003 And 2002
                                            (In Millions)

                                                        Additions or
                                                        (deductions)
                                                         charged or
                                   Balance               (credited)          Other additions            Balance
Description                       12/31/2003             to expenses         or (deductions)          12/31/2004
-----------                       ----------             -----------         ---------------          ----------
Reserves deducted from
    related assets:
Doubtful accounts receivable          $     7.6              $     0.4             $     (l.3)  1          $    6.7
Environmental accruals                $    79.6              $    (0.1)            $     (8.8)  2          $   70.7
Deferred tax asset valuation                                                                    3
   allowance                          $     4.6                      -             $      7.6              $   12.2

1 Principally bad debts written off, less recoveries.
2 Environmental remediation spending, net of $0.6 currency exchange.
3 Primarily attributable to U. S. state income tax net operating loss and credit carryforwards.

                                                       Additions or
                                                       (deductions)
                                                        charged or
                                   Balance              (credited)           Other additions           Balance
Description                       12/31/2002            to expenses          or (deductions)          12/31/2003
-----------                       ----------            -----------          ---------------          ----------
Reserves deducted from
    related assets:
Doubtful accounts receivable           $    8.8              $     0.2             $     (l.4)  1         $     7.6
Total investments, advances
   and other assets                                                                             2
                                       $   17.0                      -             $    (17.0)            $       -
Environmental accruals                 $   83.7              $     1.8             $     (5.9)  3         $    79.6
Deferred tax asset valuation                                                                    4
   allowance                                  -                      -             $      4.6             $     4.6

1 Principally bad debts written off, less recoveries.
2 Liquidation of associated company and write-off of preferred stock of company in bankruptcy both of which were fully reserved.
3 Environmental remediation spending of $9.3, net of $1.7 currency exchange and
  $1.7 for the gross up of a certain liability and related receivable.
4 Attributable to U. S. state income tax net operating loss carryforwards.

                                                       Additions or
                                                       (deductions)
                                                        charged or
                                   Balance              (credited)           Other additions           Balance
Description                       12/31/2001            to expenses          or (deductions)          12/31/2002
-----------                       ----------            -----------          ---------------          ----------
Reserves deducted from
    related assets:
Doubtful accounts receivable        $     7.8              $     2.2               $  (1.2)  1         $     8.8
Total investments, advances
   and other assets
                                    $    15.4              $     1.7  2            $   (0.1)           $    17.0
Environmental accruals              $    93.9                      -               $  (10.2)  3        $    83.7

1 Principally bad debts written off, less recoveries.
2 Write-off of unconsolidated associated company.
3 Environmental remediation spending, excluding external efforts.