Form 10-Q
period 2005-03-31
CYTEC INDUSTRIES INC/DE/
filed 2005-05-10
CIK 912513

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


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

                Yes |X|         No |_|

There were 45,965,638 shares of common stock outstanding at April 25, 2005.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                                                                           Page
Part I - Financial Information
               Item 1.      Consolidated Financial Statements                                                               3
                            Consolidated Statements of Operations                                                           3
                            Consolidated Balance Sheets                                                                     4
                            Consolidated Statements of Cash Flows                                                           5
                            Notes to Consolidated Financial Statements                                                      6
               Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          18
               Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     24
               Item 4.      Controls and Procedures                                                                        24

Part II - Other Information

               Item 1.      Legal Proceedings                                                                              25
               Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                    26
               Item 6.      Exhibits                                                                                       27

Signature                                                                                                                  28
Exhibit Index                                                                                                              29

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)


                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                ------------------------
                                                                                                     2005       2004 (1)
------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                          $563.9        $415.2
Manufacturing cost of sales                                                                         440.3         310.1
Selling and technical services                                                                       44.7          34.8
Research and process development                                                                     13.0           9.0
Administrative and general                                                                           17.8          13.2
Amortization of acquisition intangibles                                                               4.0           1.4
Write-off of acquired in-process research and development                                            37.0             -
------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                              7.1          46.7
Other income (expense), net                                                                         (20.4)          0.9
Equity in earnings of associated companies                                                            2.1           0.3
Interest expense, net                                                                                 9.5           3.8
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes                                      (20.7)         44.1
Income tax provision  (benefit)                                                                     (13.7)         10.9
------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                                           (7.0)         33.2

Earnings from discontinued operations held for sale (net of income tax provision of $0.7)             0.5             -
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                                 $(6.5)        $33.2
------------------------------------------------------------------------------------------------------------------------

Basic net earnings (loss) per common share:
Earnings (loss) from continuing operations                                                         $(0.17)        $0.85
Earnings from discontinued operations held for sale                                                  0.01             -
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                                $(0.16)        $0.85
------------------------------------------------------------------------------------------------------------------------

Diluted net earnings (loss) per common share:
Earnings (loss) from continuing operations                                                         $(0.17)        $0.83
Earnings from discontinued operations held for sale                                                  0.01             -
------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                                $(0.16)        $0.83
------------------------------------------------------------------------------------------------------------------------

Dividends per common share                                                                          $0.10         $0.10
------------------------------------------------------------------------------------------------------------------------



(1) 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)



                                                                     March 31,    December 31,
                                                                       2005         2004 (1)
-----------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                $76.7        $323.8
  Trade accounts receivable, less allowance for doubtful accounts
   of $9.2 and $6.7 in 2005 and 2004, respectively                         493.2         248.2
  Due from related party                                                    21.7             -
  Other accounts receivable                                                 96.7          54.1
  Inventories                                                              516.7         263.8
  Deferred income taxes                                                     61.9          23.3
  Other current assets                                                      51.0          29.3
  Assets of discontinued operations held for sale                          144.6             -
-----------------------------------------------------------------------------------------------
Total current assets                                                     1,462.5         942.5
-----------------------------------------------------------------------------------------------

Investment in associated companies                                          90.9          85.5

Plants, equipment and facilities, at cost                                2,080.0       1,627.2
     Less: accumulated depreciation                                       (940.3)       (948.6)
-----------------------------------------------------------------------------------------------
       Net plant investment                                              1,139.7         678.6
-----------------------------------------------------------------------------------------------

Acquisition intangibles, net of accumulated amortization of
     $26.5 and $23.1 in 2005 and 2004, respectively                        554.7          66.8
Goodwill                                                                 1,004.7         342.4
Deferred income taxes                                                          -          54.6
Other assets                                                               117.4          81.2
-----------------------------------------------------------------------------------------------
Total assets                                                            $4,369.9      $2,251.6
-----------------------------------------------------------------------------------------------

Liabilities
Current liabilities
  Accounts payable                                                        $271.1        $138.1
  Short-term borrowings                                                    613.7             -
  Current maturities of long-term debt                                      84.9         119.0
  Accrued expenses                                                         217.8         178.1
  Income taxes payable                                                      65.0          61.5
  Liabilities of discontinued operations held for sale                      35.5             -
-----------------------------------------------------------------------------------------------
     Total current liabilities                                           1,288.0         496.7
-----------------------------------------------------------------------------------------------

Long-term debt                                                           1,081.4         300.1
Pension and other postretirement benefit liabilities                       387.6         348.3
Deferred income taxes                                                      144.3             -
Other noncurrent liabilities                                               251.7         174.5

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares
 authorized; issued 48,132,640 shares                                        0.5           0.5
Additional paid-in capital                                                 236.5         122.8
Retained earnings                                                        1,098.0       1,108.5
Accumulated other comprehensive income (loss):
  Unearned compensation                                                     (5.4)         (3.1)
  Minimum pension liability                                               (109.5)       (108.5)
  Unrealized net gains (losses) on cash flow hedges                          1.1          (0.5)
  Accumulated translation adjustments                                       64.7          73.3
-----------------------------------------------------------------------------------------------
                                                                           (49.1)        (38.8)
Treasury stock, at cost, 2,191,352 shares in 2005 and 8,297,863
 shares in 2004                                                            (69.0)       (261.0)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                               1,216.9         932.0
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $4,369.9      $2,251.6
-----------------------------------------------------------------------------------------------


(1) Balances at December 31, 2004 have been restated to show the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                 ----------------------
                                                                  Three Months Ended
                                                                      March 31,
---------------------------------------------------------------------------------------
                                                                     2005      2004 (1)
---------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities
Net earnings (loss) from continuing operations                      $(7.0)       $33.2
Noncash items included in net earnings from continuing
 operations:
  Dividends from associated company greater than (less than)
   earnings                                                          (1.0)         0.8
  Depreciation                                                       23.3         21.6
  Amortization                                                        5.1          2.7
  Deferred income taxes                                              (8.2)         7.3
  Write-off of acquired in-process research and development          37.0            -
  Gain on sale of assets                                             (1.0)        (0.6)
  Tax benefit related to completion of prior year audits            (16.2)           -
  Other                                                              (1.1)        (0.3)
Changes in operating assets and liabilities (excluding effect of acquisitions):
  Trade accounts receivable                                          (5.4)       (28.9)
  Other receivables                                                   4.4         (3.8)
  Inventories                                                       (21.2)       (11.0)
  Other assets                                                        0.5         (8.0)
  Accounts payable                                                   (7.8)        44.0
  Accrued expenses                                                  (13.8)       (24.6)
  Income taxes payable                                               (8.2)         1.0
  Other liabilities                                                 (11.1)       (10.7)
---------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities of
 continuing operations                                              (31.7)        22.7
Net cash provided by operating activities of discontinued
 operations                                                           1.1            -
---------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 (30.6)        22.7
---------------------------------------------------------------------------------------
Cash flows (used in) investing activities
  Additions to plants, equipment and facilities                     (17.1)       (16.9)
  Proceeds received on sale of assets                                 1.4          0.7
  Acquisition of business, net of cash received                  (1,474.6)           -
  Advanced payment of acquisition-related contingent
   consideration                                                    (26.5)           -
   Minority interest                                                 (1.0)
  Advance payment received on land lease                                -          9.1
---------------------------------------------------------------------------------------
Net cash used in investing activities                            (1,517.8)        (7.1)
---------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from the exercise of stock options and warrants            8.8          2.9
  Cash dividends                                                     (4.0)        (3.9)
  Proceeds from long-term debt                                      725.0            -
  Change in short-term borrowings                                   581.9         (0.1)
  Deferred financing costs                                           (4.7)           -
  Purchase of treasury stock                                            -        (13.2)
  Proceeds from termination of interest rate swap                       -          2.7
---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities              1,307.0        (11.6)
---------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents         (5.7)        (3.5)
---------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (247.1)         0.5
Cash and cash equivalents, beginning of period                      323.8        251.1
---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $76.7       $251.6
---------------------------------------------------------------------------------------

(1) 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
   (Dollars in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management of Cytec Industries Inc. (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company" and "Cytec" each refer collectively to Cytec Industries Inc. and its subsidiaries.

Restatement for Change in Accounting Principle: Effective January 1, 2005, the Company changed its inventory costing method for U.S. inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Management of the Company believes that the FIFO method is preferable to LIFO because FIFO inventory values presented in the Company's balance sheet will more accurately reflect the current value of inventory and the change to FIFO for U.S. inventories results in the Company using a uniform method of inventory valuation globally. Additionally, as a result of the acquisition of Surface Specialties (as described in Note 2), had the Company's existing U.S. operations retained its practice of valuing its inventories on LIFO, less than 35% of the Company's total inventories would have been valued under the LIFO method as of March 31, 2005. Prior to the retroactive restatement for the change in cost method, operations using the LIFO cost method comprised almost 60% of the Company's inventories as of December 31, 2004.

The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," and accordingly, previously reported amounts in the accompanying financial statements have been restated for all periods presented. As a result of this change, inventories at December 31, 2004 were increased by $41.7, retained earnings were increased by $25.4 and deferred income tax assets were decreased by $16.3. See the table below for the effects on the results of operations for the quarter ended March 31, 2004 as a result of the retroactive restatement of the financial statements related to the change in accounting principle. The Company has not calculated and presented herein the impact on 2005 results if the Company had stayed on LIFO as the information is not believed to be meaningful given the acquisition completed on February 28, 2005.

As soon as practicable, the Company will issue a Current Report on Form 8-K to restate its previously issued financial statements for all years shown in the Company's 2004 Annual Report on Form 10-K.

Restatement for Adoption of FSP 106-2: The results of operations for the period ended March 31, 2004 included herein have been restated to show the effects of adopting the provisions of Financial Accounting Standards Board ("FASB") Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In May 2004, the FASB issued FSP 106-2 which requires companies to account for the reduction in accumulated postretirement benefit obligation as an actuarial gain to be amortized into income over the average remaining service period of plan participants. The Company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to January 1, 2004, as permitted by FSP 106-2.

As a result of the retroactive adoption of FSP 106-2 and the FIFO method of inventory valuation discussed above, net earnings and earnings per share for the quarter ended March 31, 2004 have been restated as follows:

-----------------------------------------------------------------------
                                                       Three Months
                                                           Ended
                                                      March 31, 2004
-----------------------------------------------------------------------

Net earnings, as originally reported                            $ 31.3
Effect of retroactive adoption of FIFO                             1.2
Effect of adopting FSP 106-2                                       0.7
-----------------------------------------------------------------------
Net earnings, as restated                                       $ 33.2
-----------------------------------------------------------------------

Basic net earnings per share, as originally reported            $ 0.80
Effect of retroactive adoption of FIFO                            0.03
Effect of adopting FSP 106-2                                      0.02
-----------------------------------------------------------------------
Basic net earnings per share, as restated                       $ 0.85
-----------------------------------------------------------------------

Diluted net earnings per share, as originally                   $ 0.78
reported
Effect of retroactive adoption of FIFO                            0.03
Effect of adopting FSP 106-2                                      0.02
-----------------------------------------------------------------------
Diluted net earnings per share, as restated                     $ 0.83
-----------------------------------------------------------------------

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

2. RECENT ACQUISITION AND RELATED EVENTS

On February 28, 2005, the Company completed its acquisition of the Surface Specialties business ("Surface Specialties") of UCB Group ("UCB"), a Belgium biopharmaceutical and specialty chemical company, for cash and stock valued at $1,799.6 of which $1,508.8 (euro 1138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share, based on the five-day average value of the shares before and after February 7, 2005, the date on which the terms of the amended acquisition agreement were announced). In addition, there is contingent consideration up to a maximum of 50 million euros, of which 20 million euros ($26.5 at 1.325 US dollar per euro) was paid upon closing, subject to refund, and is not included in the total consideration of $1,799.6, with the balance potentially payable in 2006. The contingent consideration is included in other assets in the accompanying balance sheet and will be earned on a pro-rata basis pending the achievement of certain full-year operating results by Surface Specialties in 2005. If the contingent consideration is earned, goodwill would be increased. The cash purchase price was also preliminarily adjusted as a result of working capital levels, including cash and certain debt balances which were transferred to the Company at closing. In addition, $12.0 of transaction costs were incurred in connection with the acquisition, some of which remain unpaid at March 31, 2005.

The Company financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. The Company intends to refinance the 364-day borrowing with long-term debt. Refer to Note 9 for other disclosures concerning the Company's debt.

Upon closing, UCB became the owner of approximately 12.5% of the outstanding shares of the Company. UCB and the Company also entered into a stockholder's agreement (the "Stockholder's Agreement") which provides, subject to various exception, that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and which provides that UCB will be prohibited from purchasing additional shares of Cytec common stock or causing, advocating or participating in a change of control in the ownership of Cytec. The Stockholders Agreement also contains customary terms and conditions including an obligation of UCB to vote its shares of Cytec common stock in accordance with the Company's Board of Directors' recommendation on certain matters.

The global Surface Specialties business had revenues of approximately $1,350 in 2004 which included approximately $154 of sales from the Surface Specialties amino resins ("SSAR") product line. Pursuant to regulatory approvals, the Company is required to divest SSAR by September, 2005. Until such time as SSAR is sold, results of its operations will be classified as discontinued operations in the Company's consolidated statement of operations. The net after-tax proceeds realized from the divestiture of SSAR will be used to reduce debt. The assets and liabilities of SSAR have been classified separately in the Company's consolidated balance sheet. Refer to Note 4 for additional information relating to discontinued operations.

The acquisition complements Cytec's existing product lines in the Performance Products segment by significantly increasing Cytec's product offering to the coatings and additives industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors. Cytec is operating the Surface Specialties business as a separate segment and is in the process of integrating its coating and performance chemicals product lines, formerly part of the Performance Products segment, into the new segment which has been named Cytec Surface Specialties. The remaining product lines in the Performance Products segment are being combined with the Water and Industrial Process segment, which has been renamed Cytec Performance Specialties. Additionally, the Specialty Materials Segment has been renamed Cytec Engineered Materials. Refer to Note 14 for disclosures about segment information, which has been restated to reflect the new organizational structure for all periods presented.

The Company had previously entered into $623.2 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the long-term debt that will be issued in 2005 to refinance the bank debt outstanding under the 364-day credit facility that was drawn for the acquisition of Surface Specialties. The credit spread portions of the swaps were representative of AA-rated 10-year notes and served as a proxy credit spread for the Company. In March 2005, the Company extended the maturity date of $598.2 of the $623.2 swaps to June 2005. Due to a reduction in borrowing requirements, the Company liquidated its remaining $25.0 forward starting interest rate swap in March 2005 at a cost of $0.4. The swaps are being marked to market and recorded currently in earnings until maturity or settlement. The net pre-tax impact of the marked to market value on these swaps was a loss of $0.8 which was recorded in other income (expense), net for the quarter ended March 31, 2005. In the fourth quarter of 2004, the Company recorded a loss of $6.5 on interest rate swap transactions entered into in connection with the acquisition.

The Company had also previously entered into foreign currency forward contracts totaling 1.037 billion euros that related to approximately 87% of the euro exposure of 1.190 billion for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the quarter ended March 31, 2005 of the mark to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

In connection with the acquisition, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. The Company is in the process of finalizing third-party valuations of certain assets acquired and liabilities assumed, as well as performing its own internal assessment; thus the table below discloses a preliminary allocation of the purchase price. The preliminary allocation is subject to change, and such change could be significant. The Company expects to have the purchase price allocation substantially complete later in 2005.

-----------------------------------------------------------------------
Cash                                                         $    34.7
Current deferred tax assets                                       40.5
Other current assets                                             561.6
Assets of discontinued operations held for sale                  135.4
Property, plant and equipment                                    478.4
Goodwill                                                         671.1
Acquired intangible assets                                       490.8
Acquired in-process research and development                      37.0
Other assets                                                      17.4
-----------------------------------------------------------------------
Total assets acquired                                         $2,466.9
-----------------------------------------------------------------------
Current liabilities                                            $ 281.0
Liabilities of discontinued operations held for sale              25.4
Long-term deferred tax liabilities                               209.6
Long-term debt                                                     9.7
Other long-term liabilities                                      129.6
-----------------------------------------------------------------------
Total liabilities assumed                                        655.3
-----------------------------------------------------------------------
Net assets acquired                                           $1,811.6
-----------------------------------------------------------------------

The $671.1 of goodwill is not tax deductible and was allocated to the Company's Cytec Surface Specialties segment. The preliminary purchase price allocation reflects an estimate of $527.8 of acquired intangible assets. Included in acquired intangible assets is $45.7 relating to certain tradenames which have indefinite useful lives. The remaining intangibles that were acquired were assigned to customer-related ($382.5), marketing-related ($50.8) and technology-related intangibles ($11.8), and are being amortized over periods of 10 to 15 years. Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

Following are the unaudited pro forma combined results of operations for the quarters ended March 31, 2005 and 2004 as if Cytec and Surface Specialties had been combined as of the beginning of each of the periods presented but excludes the results of SSAR which became a discontinued operation as of the date of acquisition. Additionally, the write-off of in-process research and development costs and inventory valuation adjustments were excluded from the 2005 and 2004 amounts as they are considered non-recurring charges. The pro forma results include estimates and assumptions which are subject to adjustment pending completion of the purchase price allocation and will also be affected by final working capital and other customary adjustments. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of Cytec common stock to UCB in connection with the acquisition; the anticipated sale of SSAR; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after tax proceeds from the anticipated sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the preliminary valuation report; amortization of deferred financing costs and the tax effects of each of these items.


--------------------------------------------------------------------
                                             Three Months Ended
                                                  March 31,
--------------------------------------------------------------------
                                              2005         2004
--------------------------------------------------------------------

Revenues                                        $ 788.7     $ 706.3
Net earnings                                     $ 39.8      $ 45.5

Net earnings per common share:
Basic                                         $   0.87    $   1.02
  Diluted                                     $   0.84    $   1.00


3. ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements: In December, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. When SFAS 123R becomes effective, it will replace SFAS No. 123 and supersede Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and will require companies to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. Companies were required to implement the proposed standard no later than July 1, 2005, however, the Securities and Exchange Commission issued a statement in April, 2005 that allows registrants to implement FAS 123R at the beginning of their next fiscal year. The Company anticipates that it will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under FAS 123R (see Note 5).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements.

4. DISCONTINUED OPERATIONS

Pursuant to regulatory approvals, the Company is required to divest SSAR by September, 2005. SSAR develops and manufactures amino resins for use in various industries. SSAR has assets and liabilities that are located primarily in the U.S., Canada and Germany.

A summary of the operating results of SSAR for the one-month period ended March 31, 2005, which was included in the results of discontinued operations for three-months ended March 31, 2005, is as follows:

Revenues                                                      $ 14.0
---------------------------------------------------------------------
Earnings before income taxes                                   $ 1.2
Income tax expense                                               0.7
---------------------------------------------------------------------
Earnings from discontinued operations                          $ 0.5
---------------------------------------------------------------------

The assets and liabilities of SSAR included in the March 31, 2005 consolidated balance sheet are comprised of:

--------------------------------------------------------------------------
Accounts receivable                                                $ 20.5
Inventories                                                          16.4
Property, plant and equipment                                        34.6
Other assets and intangibles                                         73.1
--------------------------------------------------------------------------
Assets held for sale                                              $ 144.6
--------------------------------------------------------------------------
Accounts payable                                                    $14.3
Accrued liabilities and other current liabilities                     6.8
Other liabilities                                                    14.4
--------------------------------------------------------------------------
Liabilities held for sale                                          $ 35.5
--------------------------------------------------------------------------

5. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based compensation cost is reflected in net earnings for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the quoted market price of the Company's common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Stock appreciation rights ("SARS") are accounted for as a liability under APB No. 25 and are payable in cash. Compensation cost for SARS is recognized in the statement of operations over the vesting period and through the life of the award based on changes in the current market price of the Company's common stock over the market price at the grant date.

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation for the three months ended March 31:


--------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                    March 31,
                                                                                 2005         2004
--------------------------------------------------------------------------------------------------------
Net earnings (loss) as reported or restated                                        $ (6.5)      $ 33.2*
Add:
Stock-based employee compensation expense
   included in reported net earnings (loss), net of
    related tax effects                                                                0.5         0.3
Deduct:
Total stock-based employee compensation expense
   determined under fair-value-based method for all
   awards, net of related tax effects                                                  1.9         1.8
--------------------------------------------------------------------------------------------------------
Pro forma net earnings (loss)                                                       $(7.9)       $31.7
--------------------------------------------------------------------------------------------------------

Net earnings (loss) per share:
Basic, as reported or restated                                                     $(0.16)       $0.85*
Basic, pro forma                                                                   $(0.19)       $0.81
Diluted, as reported or restated                                                   $(0.16)       $0.83*
Diluted, pro forma                                                                 $(0.19)       $0.79
--------------------------------------------------------------------------------------------------------

* 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

The fair value of each stock option granted before January 1, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended March 31, 2004:

                                                2004
-----------------------------------------------------------
Expected life (years)                                 5.7
Expected volatility                                  46.7%
Expected dividend yield                               1.0%
Risk-free interest rate                               3.4%
Weighted average fair value per option             $16.19
-----------------------------------------------------------

For stock options granted after January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial-lattice option valuation model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the quarter ended March 31, 2005 are noted in the following table:

                                                    2005
-----------------------------------------------------------------
Expected life (years)                                        5.8
Expected volatility                                        38.5%
Expected dividend yield                                    0.84%
Range of risk-free interest rate                     2.1% - 4.2%
Weighted average fair value per option                   $17.78
-----------------------------------------------------------------

6. EARNINGS (LOSS) PER SHARE (EPS)

Basic earnings (loss) per common share excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed for the three months ended March 31, 2004 by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise. For the quarter ended March 31, 2005, all per share calculations are performed using the same denominator utilized in calculating basic loss from continuing operations.

The following shows the reconciliation of weighted average shares:

                                                   Three Months Ended
                                                       March 31,
                                            ---------------------------------
                                                 2005              2004
                                            ----------------  ---------------

Weighted average shares outstanding:             42,118,580       39,098,953
Effect of dilutive shares:
    Options                                               -*         914,323
    Performance/Restricted Stock                          -*          86,690
-----------------------------------------------------------------------------
Adjusted average shares outstanding              42,118,580       40,099,966
-----------------------------------------------------------------------------

* As of March 31, 2005, 5,488,205 stock options and 180,053 of performance and restricted shares were outstanding and excluded from the loss per share calculations.


7. INVENTORIES

Effective January 1, 2005, the Company changed its inventory costing method for U.S. inventories from the LIFO method to the FIFO method. Refer to Note 1.

Inventories, as restated, consisted of the following:

-----------------------------------------------------------------------
                                   March 31,            December 31,
                                      2005                  2004
-----------------------------------------------------------------------
Finished goods                          $ 333.2               $ 165.0
Work in process                            33.1                  20.6
Raw materials & supplies                  150.4                  78.2
                                -----------------     -----------------
Total inventories                       $ 516.7               $ 263.8
-----------------------------------------------------------------------

8. EQUITY IN EARNINGS OF ASSOCIATED COMPANIES AND MINORITY INTERESTS

Upon acquisition of Surface Specialties, Cytec acquired a 50% ownership interest in SK Cytec Co., Ltd., a joint venture that manufacturers and sells similar products to those sold by Surface Specialties. The operations of SK Cytec Co., Ltd. are not material to the operations of the Company. At March 31, 2005, the Company had one associated company that was material to its operations, CYRO Industries ("CYRO"), a 50% owned joint venture. In April 2005, the Company announced that it had reached a definitive agreement to sell its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95 million. The proceeds of this transaction are expected to essentially recover the carrying value of Cytec's investment in CYRO. The transaction is expected to be completed on May 31, 2005 and is subject to customary closing conditions. The net after-tax proceeds realized from the sale of CYRO will be used to reduce acquisition-related debt.

Summarized financial information for the Company's equity in earnings of CYRO for the three months ended March 31 is as follows:

                                                    Three Months Ended
                                                         March 31,
                                               ------------------------------
                                                   2005             2004
                                               -------------     ------------
Net sales                                        $     89.8       $     72.4
Gross profit                                     $     15.5       $      9.7
Net earnings                                     $      6.4       $      0.6
Equity in earnings of associated company         $      2.1       $      0.3


The Company sells certain products to CYRO and has determined that the sales and related profit are immaterial; therefore, no adjustments were made to eliminate such profit or loss on sales to CYRO for inventory held at the balance sheet dates.

Upon acquisition of Surface Specialties, Cytec also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and amount to $0.1 as of March 31, 2005. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and total $1.7 as of March 31, 2005.

9. DEBT

On March 1, 2005, the Company funded a majority of the purchase price of the Surface Specialties acquisition with bank debt. The Company borrowed $725.0 under its unsecured five-year term loan facility and $600.0 under its unsecured 364-day credit facility both at interest rates based on a floating LIBOR rate plus an applicable margin which is based on the Company's credit rating and is subject to change. The $725.0 facility requires a payment of the lesser of $72.5 or the then outstanding balance each December from 2005 through 2008 with a final payment due February 2010. Any amounts outstanding under the $600.0 facility at maturity are due and payable at that time. The Company has a $350.0 unsecured five-year revolving credit agreement in place which was undrawn at March 31, 2005.The facilities contain covenants that are customary for such facilities.

On February 28, 2005, the Company entered into a cross currency rate swap to effectively convert $950.0 of the $1,325.0 of U.S. dollar denominated bank debt to euro denominated debt. This swap, which matured on April 1, 2005, was used as a natural hedge of the foreign exchange impact on the euro denominated intercompany loans that the Company acquired as part of the acquisition of Surface Specialties. Mark-to-market gains or losses on the swap from changes in the value of the euro are included in the statement of operations and offset the corresponding losses or gains on the intercompany loans. On the maturity date of the swap, the Company converted $904.0 of its U.S. dollar denominated bank borrowings into euro denominated bank borrowings which maintained the natural hedge on the euro denominated intercompany loans. The weighted-average interest rate on the acquisition-related debt facilities was 3.79% during the quarter ended March 31, 2005.

On March 31, 2005, the Company repaid $20.0 of the 364-day credit facility. Short-term borrowings at March 31, 2005 include the remaining balance owed under the 364-day credit facility.

In order to take advantage of current interest rates, the Company elected to redeem the Mandatory Par Put Remarketed Securities ("MOPPRS") in May, 2005, at the optional redemption price of $141.0. The optional redemption price represents the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provides the Company with the ability to refinance this debt at a lower cost and a shorter tenor. Due to this redemption, the Company will also recognize additional interest expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements for these securities. The total expense of $22.0 will be recorded in the second quarter. The $350.0 unsecured five-year revolving credit facility will be used to fund a majority of the redemption of the MOPPRS on May 11, 2005 and as such, the MOPPRS are included in long-term debt at March 31, 2005.

Long-term debt, including the current portion, consisted of the following:


                                                                            March 31, 2005
                                                                     -----------------------------
                                                                                       Carrying
                                                                          Face          Value
                                                                     --------------- -------------
Five-Year Term Loan Due February 14, 2010                                    $725.0        $725.0
6.75% Notes Due March 15, 2008                                                100.0          98.4
6.846% Mandatory Par Put Remarketed Securities                                120.0         119.0
4.60% Notes Due July 1, 2013                                                  200.0         201.8
Other                                                                          22.0          22.1
                                                                     --------------- -------------
                                                                            1,167.0       1,166.3
Less: Current maturities                                                       84.9          84.9
                                                                     --------------- -------------
Long-term debt                                                             $1,082.1      $1,081.4
--------------------------------------------------------------------------------------------------


Upon acquisition of Surface Specialties, the Company assumed the borrowings at various locations with a face value of $52.7 and a fair value of $52.3. The table above includes that portion characterized as long-term debt including current maturities, which totals $22.1.

10. CONTINGENCIES AND COMMITMENTS

Environmental Matters

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2005 and December 31, 2004, the aggregate environmental related accruals were $109.5 and $70.7, respectively. The increase primarily relates to the preliminary estimate of liabilities assumed upon acquisition of Surface Specialties related to certain sites for which remediation is required. As of March 31, 2005 and December 31, 2004, $10.0 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2005 and 2004 was $1.2 and $1.1, respectively.

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

A further discussion of environmental matters can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K.

Other Contingencies

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or certain of its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of March 31, 2005 and December 31, 2004, the aggregate self-insured and insured contingent liability was $68.9 and $68.4, respectively, and the related insurance receivable was $39.8 at March 31, 2005 and $37.9 at December 31, 2004. The asbestos liability included in the above amounts at March 31, 2005 and December 31, 2004 was $50.3 and $50.4, respectively, and the related insurance receivable was $34.5 at March 31, 2005 and $34.2 at December 31, 2004. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the asbestos claims against the
Company:



                                                                         Three Months Ended         Year Ended
                                                                            March 31,              December 31,
                                                                               2005                    2004
                                                                      -----------------------    ------------------
Number of claimants associated with claims closed during period                1,651                   3,540
Number of claimants associated with claims opened during period                  318                   4,532
Number of claimants at end of period                                          26,614                  27,947
-------------------------------------------------------------------------------------------------------------------

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

The Company reached an agreement in March 2005 with one of its insurers regarding the payment of past and future defense costs associated with the lead pigment litigation. During the first quarter of 2005, the Company recorded $1.3 in other income (expense), net, related to the recovery of past defense costs under this agreement.

In the first quarter of 2005, the Company increased its reserves by $4.4 as a result of its agreement in principle to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1944. In connection with the Company's 1993 spin-off from Cyanamid, the Company agreed to indemnify Cyanamid for claims of this nature. Under the terms of the settlement, the third party will release all claims and indemnify the Company against third-party environmental remediation claims arising from the alleged contamination at the site. Although the Company believed it had meritorious defenses to this claim, the Company agreed to the settlement to avoid incurring additional legal fees and any risk of an adverse outcome in any related litigation.

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

A further discussion of other contingencies can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K.

Commitments

The Company frequently enters into long-term contracts with customers with terms that vary depending on specific industry practices. The Company's business is not substantially dependent on any single contract or any series of related contracts. Descriptions of the Company's significant sales contracts at year end are set forth in Note 10 of the Notes to Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K.

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, are as follows:

                                                                  Three Months Ended
                                                                      March 31,
                                                          -----------------------------------
                                                               2005                2004
                                                          ----------------    ---------------
Net (loss) earnings as reported or restated *               $      (6.5)       $       33.2
Other comprehensive income (loss):
       Unrealized gains on cash flow hedges                          1.6                0.2
       Foreign currency translation adjustments                     (8.6)              (8.2)
                                                               -----------        -----------
Comprehensive income                                        $     (13.5)       $       25.2
---------------------------------------------------------------------------------------------

* 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

12. INCOME TAXES

The Company's effective tax rate on loss from continuing operations for the three months ended March 31, 2005 was a tax benefit of 66%. For the three months ended March 31, 2004, the effective tax rate was a tax provision of 24%. The Company's effective tax rate for the first quarter of 2005 was favorably impacted by U.S. hedging losses and a reduction in tax expense due to resolution of the IRS audits discussed below and was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. The Company's underlying effective tax rate for the three months ended March 31, 2005 was 27% excluding these items.

In January, 2005, the Company received notice that the Congressional Joint Committee on Taxation (the "Joint Committee") approved the final IRS examination findings for the years 1999 through 2001 and a separate tax refund claim filed by the Company for 1998. Such Joint Committee approval resulted in a tax refund of approximately $0.2 and $0.1 for the years 1998 and 2000 respectively, which was recorded in the first quarter of 2005. The Company also recorded a reduction in tax expense of approximately $16.2 for the three months ended March 31, 2005 to reflect the final resolution of these audits.

13. OTHER FINANCIAL INFORMATION

On January 20, 2005 the Board of Directors declared a $0.10 per common share cash dividend, paid on February 25, 2005 to shareholders of record as of February 10, 2005. Cash dividends paid in the first quarter of 2005 and 2004 were $4.0 and $3.9, respectively. On April 21, 2005 the Board of Directors declared a $0.10 per common share cash dividend, payable on May 25, 2005 to shareholders of record as of May 10, 2005.

Taxes paid for the three months ended March 31, 2005 and 2004 were $17.9 and $1.3, respectively. Interest paid for the three months ended March 31, 2005 and 2004 was $8.4 and $4.4, respectively.

Included in due from related party on the accompanying balance sheet are certain tax reimbursements to be received from UCB in accordance with the terms of the purchase agreement entered into in connection with the acquisition of Surface Specialties. Included in accrued expenses are immaterial amounts due to UCB under certain transition services agreements.

14. SEGMENT INFORMATION

Effective with the acquisition of Surface Specialties, the Company realigned its organizational and reporting structure, as discussed in Note 2. In accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the following tables disclose net sales and earnings under the new reporting structure for all periods presented. The total assets of the Cytec Surface Specialties segment includes the assets acquired on February 28, 2005 (refer to Note 2). Also total assets of $249.1 were transferred to the Cytec Performance Specialties segment on January 1, 2005.

Summarized segment information for the Company's four segments for the three months ended March 31 is as follows:

                                                        2005                               2004
---------------------------------------------------------------------------------------------------
Net Sales:
Cytec Performance Specialties
        Sales to external customers               $     173.4                        $     156.6
        Intersegment sales                                1.1                                1.3
Cytec Surface Specialties                               190.8                               75.7
Cytec Engineered Materials                              127.8                              120.3
Building Block Chemicals
        Sales to external customers                      71.9                               62.6
        Intersegment sales                               23.2                               19.3
Net sales from segments                                 588.2                              435.8

Elimination of intersegment revenue                     (24.3)                             (20.6)
                                                     -----------                        -----------
Total consolidated net sales                      $     563.9                        $     415.2
---------------------------------------------------------------------------------------------------

                                                                                 % of                            % of
                                                                                Sales                            Sales
            --------------------------------------------------------------------------------------------------------------
              Earnings (loss) from operations:
              Cytec Performance Specialties                      $     14.2        8%             $      9.5      6%
              Cytec Surface Specialties                               (34.5)     (18)%                   8.6     11%
              Cytec Engineered Materials                               23.4       18%                   23.5     20%
              Building Block Chemicals                                  7.3        8%                    6.9      8%
                                                           ------------------                 -----------------

              Earnings from segments                                   10.4        2%                   48.5     11%
              Corporate and Unallocated                                (3.3)                            (1.8)
                                                           ------------------                 -----------------
              Total consolidated earnings from operations        $      7.1        1 %             $     46.7    11%
            --------------------------------------------------------------------------------------------------------------

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment. The
2004 beginning balances have been restated to reflect the new organizational structure referred to in Note 1:

                                        Cytec         Cytec Surface        Cytec          Corporate           Total
                                     Performance                        Engineered
                                     Specialties       Specialties       Materials
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                 $  63.6          $  30.7          $ 247.4            $  0.7          $  342.4
     2005 Acquisition (Note 2)                   -            671.1                -                 -             671.1
     Currency exchange                        (1.0)            (1.5)               -                 -              (2.5)
     Other                                       -                -             (6.3)                -              (6.3)
                                   ---------------------------------------------------------------------------------------
Balance, March 31, 2005                      $62.6          $ 700.3            $241.1             $0.7         $  1,004.7
--------------------------------------------------------------------------------------------------------------------------

The Company recorded a reduction to goodwill of $6.3 as a result of the favorable resolution of a tax contingency related to an acquisition that occurred in a prior reporting period.

Other acquisition intangibles as of March 31, 2005 and December 31, 2004, consisted of the following major classes:

                           Weighted                                        Accumulated
                            Average      Gross carrying value              amortization                Net carrying value
                        Useful Life
                                     -------------------------------------------------------------------------------------------

                                       March 31,     December 31,     March 31,    December 31,     March 31,      December 31,
                            (years)         2005             2004          2005            2004          2005              2004
                        --------------------------------------------------------------------------------------------------------
Technology-based               15.3        $53.5            $42.5       $(12.7)         $(12.2)         $40.8             $30.3
Marketing-related              15.4         62.5             11.6         (4.4)           (4.0)          58.1               7.6
Marketing-related        indefinite         45.7                -             -               -          45.7                 -
Customer-related               15.0        418.7             35.8         (8.6)           (6.9)         410.1              28.9
                        --------------------------------------------------------------------------------------------------------
Total                                     $580.4            $89.9       $(25.7)         $(23.1)        $554.7             $66.8
--------------------------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the three months ended March 31, 2005 and 2004 was $4.0 and $1.4, respectively. Amortization expense for the three months ended March 31, 2005 includes one month of amortization of the acquisition intangibles associated with the Company's purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal year 2005 is $30.0 and for the years 2006 through 2009 is $36.0 per year. Included in marketing-related intangibles is $45.7 relating to certain tradenames purchased upon acquisition of Surface Specialties which have indefinite useful lives.

16. COMMODITY AND DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2005, the Building Block Chemicals segment Fortier plant's 2005 remaining forecasted natural gas utility requirements were 64% hedged utilizing natural gas forward contracts. These contracts have delivery dates ranging from April, 2005 to December, 2005. Additionally, the plant's 2006 gas utility requirements were 4% hedged at March 31, 2005, and these contracts have delivery dates ranging from January to March 2006.

At March 31, 2005, the Company held natural gas swaps with a favorable fair value of $1.1, net of taxes, which will be reclassified into Manufacturing Cost of Sales through March 2006 as these swaps are settled.

The Company has engaged in currency and interest rate hedging activities in connection with the acquisition of Surface Specialties and related financing. Refer to Notes 2 and 9.

For more information regarding the Company's hedging activities and derivative financial instruments, refer to Note 4 to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for the Company's pension and postretirement benefit plans was as follows:

                                                    Pension Plans                       Postretirement Plans
                                           ---------------------------------        -----------------------------

                                                               Three Months Ended March 31,
                                           ----------------------------------------------------------------------
                                                    2005               2004                2005            2004*
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        4.5       $        3.7       $         0.3      $       1.0
       Interest cost                                9.7                8.7                 3.6             14.2
       Expected return on plan assets             (10.0)              (9.4)               (1.3)            (5.0)
       Net amortization and deferral                2.8                1.6                (2.7)           (10.6)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $        7.0       $        4.6       $        (0.1)     $      (0.4)
       ----------------------------------------------------------------------------------------------------------

* 2004 amounts were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004. Refer to Note 1.

The Company disclosed in its annual report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $15.8 and $20.5, respectively, to its pension and postretirement plans in 2005. Through March 31, 2005, $6.4 and $4.6 in contributions were made, respectively. The Company makes these voluntary contributions as a part of its normal financial planning. In conjunction with the acquisition, the Company is in the process of evaluating its pension and post-retirement plans and related funding requirements and, as such, contributions relating to the acquired businesses have not been included in contributions amounts discussed above.

The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans for the three months ended March 31, 2005 and 2004 were $4.8 and $4.0, respectively.

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

On February 28, 2005, the Company completed its acquisition of the Surface Specialties business of UCB Group. The acquisition was recorded using the purchase method of accounting. Accordingly, the results of operations of Surface Specialties have been included in the Company's consolidated results from the date of acquisition. A further discussion of the acquisition of Surface Specialties can be found in Note 2 to the Notes to the Consolidated Financial Statements contained herein.

The Company also realigned the organizational structure of its four reportable segments. Cytec Performance Specialties now includes the following product lines: Water Treatment Chemicals, Mining Chemicals, Phosphine and Phosphorus Derivatives, Polymer Additives and Specialty Additives. Cytec Surface Specialties now includes the following product lines: the acquired Surface Specialties business plus the previously existing Coating Chemicals and Performance Chemicals product lines. Specialty Materials has been renamed Cytec Engineered Materials and there is no change to Building Block Chemicals. The Cytec Performance Specialties and Cytec Surface Specialties segments are collectively referred to as Specialty Chemicals. The Company also reports its net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management's view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of the Company's raw materials are derived from these two commodities. Key raw materials for the Specialty Chemicals and Building Block Chemicals segments are propylene, ammonia, methanol derivatives, acrylic acid and natural gas for utilities. Key raw materials for the Cytec Engineered Materials segment are carbon fiber and various resins. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of the Company's raw materials. Effective February 1, 2005, the Company's major supplier of propylene placed the Company on an 85% supply allocation of its requirements for up to six months due to mechanical difficulties. This allocation did not impact Company operations in the first quarter of 2005 as the Company procured adequate quantities of propylene from other suppliers to meet customer demand and to operate its plant at desired capacity. The Company expects normal supply to resume in the second quarter of 2005.

QUARTER ENDED MARCH 31, 2005, COMPARED WITH QUARTER ENDED MARCH 31, 2004

Consolidated Results

Net sales for 2005 were $563.9 compared with $415.2 during 2004. All segments reported increased sales. In the Cytec Surface Specialties segment, sales increased primarily as a result of the inclusion of one month of sales of Surface Specialties which was acquired on February 28, 2005. The Cytec Performance Specialties segment experienced increased sales which were due in part to increased volumes as well as price increase initiatives. The Cytec Engineered Materials segment sales increase was volume related, primarily from increased sales to the commercial aircraft and rotorcraft sectors. The Building Block Chemicals segment sales increased principally due to higher selling prices which were driven by higher raw material and energy costs offset somewhat by a decrease in sales volumes of acrylonitrile and acrylamide.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $440.3 compared with $310.1 during 2004. Most of the increase is associated with higher volumes, principally resulting from the impact of the acquisition of Surface Specialties. Cost of sales was impacted by higher raw material and energy costs of $24.0. The higher raw material and energy costs were offset by increased selling prices of $23.9. Gross margin was negatively impacted by increased plant spending and manufacturing difficulties experienced in the European operations of the Company's engineered materials segment and a charge of $10.5 for the amortization of a portion of the write-up to fair market value for those inventories which were acquired in the acquisition and subsequently sold to customers. The fair value of the acquired inventory significantly exceeded normal manufactured cost. Gross margin would have decreased by 1.5% after exclusion of the inventory charge. A similar charge is expected to affect gross margin during the second quarter upon sale of the remaining inventories that were acquired in the acquisition.

Selling and technical services was $44.7 in 2005 versus $34.8 in the prior year. This increase was primarily attributable to the inclusion of one month of expenses relating to Surface Specialties with a base increase in same-business selling and technical services expenses accounting for $2.7 of the increase and $0.9 resulting from the impact of exchange rates changes during the period.

Research and process development was $13.0 versus $9.0 in the prior year. This increase was primarily attributable to the inclusion of one month of expenses relating to Surface Specialties with a base increase in same-business research and process development expenses accounting for $1.0 of the increase and $0.2 resulting from the impact of exchange rates changes during the period.

Administrative and general expenses were $17.8 versus $13.2 in the prior year. This increase was primarily attributable to the inclusion of one month of expenses relating to Surface Specialties.

Amortization of acquisition intangibles was $4.0 versus $1.4 in the prior year. This increase resulted from the inclusion of one month of amortization expense relating to the intangibles which resulted from the acquisition of Surface Specialties.

In connection with the acquisition of Surface Specialties, $37.0 of acquired in-process research and development costs were expensed.

Other income (expense), net was an expense of $20.3 compared with income of $0.9 in the prior year. Included in the 2005 results was a net loss of $20.0 related to derivative contracts entered into to hedge currency and interest rate exposure associated with the acquisition of Surface Specialties. The Company entered into foreign currency contracts that expired at the acquisition closing date, to offset the potential dollar to euro exchange rate fluctuation that would have an impact on the acquisition cost in dollars and this resulted in a loss of $19.2. In anticipation of future long-term debt that would be issued to partially finance the acquisition, the Company also entered into interest rate derivatives which resulted in the recognition of a loss of $0.8. These contracts mature in June, 2005. Also, in March 2005, the Company reached an agreement with one of its insurers regarding the payment of past and future defense costs associated with the lead pigment litigation. During the first quarter of 2005, the Company recorded $1.3 in other income (expense), net, related to the recovery of past defense costs under this agreement. Also included is a charge of $4.4 as a result of an agreement in principle to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company prior to 1944.

Equity in earnings of associated companies was $2.1 versus $0.3 in the prior year due to increased sales volumes. In April 2005, the Company announced that it has reached a definitive agreement to sell its 50% ownership in CYRO Industries to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95 million. The proceeds of this transaction are expected to essentially recover the carrying value of Cytec's investment in CYRO. The transaction is expected to be completed on May 31, 2005 and is subject to customary closing conditions. The net after-tax proceeds realized from the sale of CYRO will be used to reduce acquisition-related debt.

Interest expense, net was $9.5 compared with $3.8 in the prior year. The increase resulted primarily from a higher outstanding weighted-average debt balance during 2005 resulting from the debt incurred in conjunction with the Company's acquisition of Surface Specialties.

The Company's effective tax rate on loss from continuing operations for the three months ended March 31, 2005 was a tax benefit of 66%. For the three months ended March 31, 2004, the effective tax rate was a tax provision of 24%. The Company's effective tax rate for the first quarter of 2005 was favorably impacted by U.S. hedging losses and a reduction in tax expense due to resolution of the IRS audits discussed below and was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. The Company's underlying effective tax rate for the three months ended March 31, 2005 was 27% excluding these items.

Earnings from discontinued operations were $0.5 and reflect the results of SSAR for the one-month period since acquisition.

Net loss for 2005 was $6.5 ($0.16 net loss per basic and diluted share) compared with net earnings for 2004 were $33.2 ($0.83 per diluted share). The decrease of $39.7 in net earnings resulted primarily from the write-off of $37.0 of in-process research and development costs and the $10.5 amortization charge from the write-up to fair value of the acquired inventory that was subsequently sold. These items were partially offset by the impact of increased sales.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below and reflect the new organizational and reporting structure of its reportable segments for all periods presented.

Cytec Performance Specialties

                                                                                                   % Change Due to
                                                                             Total       ----------------------------------------
                                                 2005         2004         % Change       Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                    $72.2        $65.2             11%            6%           5%             0%
Latin America                                     28.2         23.9             18%            7%          10%             1%
Asia/Pacific                                      23.4         23.3              0%            3%          -4%             1%
Europe/Middle East/Africa                         49.6         44.2             12%            1%           6%             5%
                                             --------------------------
Total                                           $173.4       $156.6             11%            4%           5%             2%
---------------------------------------------------------------------------------------------------------------------------------

Overall selling volume increased 5% and is primarily attributable to increased sales in the water treating and mining chemicals product lines. On a regional basis, sales volumes in Latin America increased 10% primarily due to improved demand for mining chemicals from copper mining applications. Sales volumes were up 6% in Europe/Middle East/Africa primarily due to increased demand for water treatment chemicals from full service providers. Overall average price increased as a result of implementation of price increase initiatives undertaken during the quarter.

Earnings from operations were $14.2, or 8% of sales, compared with $9.5 or 6% of sales in 2004. The increase in earnings is primarily attributable to increased selling volumes and the impact of price increases of $6.9 which more than offset higher raw material and energy costs of $5.6.

Cytec Surface Specialties

                                                                                                   % Change Due to
                                                                                         ----------------------------------------
                                                                            Total                  Acquisition/
                                                 2005         2004         % Change       Price        Volume         Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                     $62.0        $37.6            65%            2%              63%            0%
Latin America                                       8.1          4.7            72%            2%              68%            2%
Asia/Pacific                                       30.4         14.3           113%            0%             109%            4%
Europe/Middle East/Africa                          90.3         19.1           373%            2%             365%            6%
                                             --------------------------
Total                                            $190.8        $75.7           152%            1%             149%            2%
---------------------------------------------------------------------------------------------------------------------------------

For all regions, selling volumes increased 149% primarily as a result of the inclusion of sales attributable to Surface Specialties which was acquired on February 28, 2005 with base volumes accounting for 1%. In North America and Latin America, all of the volume increase is acquisition related. In Asia/Pacific, base business grew 10% with the remainder resulting from the acquisition. In Europe/Middle East/Africa, base volumes were down 3% with the remainder due to the acquisition.

Loss from operations was $34.5, or 18% of sales, compared with earnings from operations of $8.6, or 11% of sales, in 2004. The decrease in earnings is primarily attributable to the write-off of in process research and development costs of $37.0 and a charge of $10.5 for the write-off of manufacturing profit included in the inventories which were acquired in the acquisition.

Cytec Engineered Materials

                                                                                                   % Change Due to
                                                                            Total        ----------------------------------------
                                                 2005         2004          % Change      Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                   $81.6        $80.8               1%            0%               1%            0%
Latin America(1)                                  0.5          0.4              ---           ---              ---           ---
Asia/Pacific                                      6.6          4.5              47%           -2%              49%            0%
Europe/Middle East/Africa                        39.1         34.6              13%            0%              12%            1%
                                             ------------- ------------
Total                                          $127.8       $120.3               6%            0%               6%            0%
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 6%. Asia/Pacific and Europe/Middle East/Africa sales volumes increased 49% and 12%, respectively, with the increases coming from the large commercial aircraft and rotorcraft industries.

Earnings from operations were $23.4, or 18% of sales, compared with $23.5, or 20% of sales, in 2004. The impact of the increased sales on operating earnings was offset by manufacturing difficulties in Europe plus increased selling and research costs as the Company continues to invest in the future.

Building Block Chemicals (Sales to external customers)

                                                                                                   % Change Due to
                                                                            Total        ----------------------------------------
                                                  2005          2004        % Change      Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                  $  42.5      $  30.7             38%           28%              10%            0%
Latin America(1)                                   1.2          0.6             ---           ---              ---           ---
Asia/Pacific                                      18.1         18.5             -2%           29%             -31%            0%
Europe/Middle East/Africa                         10.1         12.8            -21%           13%             -38%            4%
                                            -------------- ------------
Total                                            $71.9        $62.6             15%           25%             -11%            1%
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Sales are higher overall due to higher selling prices, primarily for acrylonitrile, and were in line with the increase in raw material costs. Selling volumes decreased 11% overall, primarily as a result of a decrease in demand for acrylonitrile to customers in the Asia/Pacific and Europe/Middle East/Africa regions. Additionally, acrylamide sales declined in the Europe/Middle East/Africa region as a result of reduced demand and loss of a certain customer. North America selling volumes were up 10% with the majority due to increased acrylonitrile sales resulting from new business.

Earnings from operations were $7.3, or 8% of sales, compared with $6.9, or 8% of sales, in 2004. The increase in earnings was primarily due to improved plant operations as most of the plant ran at capacity, while in the prior year period, the acrylonitrile plant ran at a reduced rate due to lower propylene availability. Increased raw material and energy costs of $15.9, particularly propylene and natural gas, were essentially offset by higher selling prices of $15.7.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2005 the Company's cash balance was $76.7 compared with $323.8 at year end 2004. This decrease was primarily attributable to the use of $184.0 in cash to pay for a portion of the purchase price of Surface Specialties.

Cash flows used in operating activities were $30.6 for 2005 compared with cash flows provided by operating activities of $22.7 for 2004. Inventory increased by $21.2 reflecting the higher costs due to increasing raw material costs, additional purchases made to ensure adequate supply of certain materials, and the downturn in demand experienced in the latter part of the quarter. Cash flows from operations include payments of $20.0 for incentive compensation and profit sharing payouts relating to prior year results which were reflected in accrued expenses. Cash flows from operations also include payment of $5.0 related to the currency derivatives entered into in connection with the Surface Specialties acquisition. Other payments for the quarter include pension and postretirement plan funding of $11.0. Trade accounts receivable increased by $5.4 reflecting the increased level of sales experienced during the quarter.

Cash flows used in investing activities were $1,517.8 for 2005 compared with $7.1 for 2004. This increase was primarily attributable to the acquisition of Surface Specialties. See below for further discussion. During the first quarter of 2004, the Company received from a third party $9.1, net of expenses, as a prepayment for a long-term lease on a certain property for future development. The development of the property is not connected with Company operations. The third party has the option to purchase the property from the Company at a later date. The net proceeds are being amortized to income over the life of the lease. Capital spending for the 2005 first quarter was $17.1. Capital spending for the full year is expected to approximate $120.0 as spending increases sequentially due to certain capacity expansion projects and the addition of Surface Specialties.

Net cash flows provided by financing activities were $1,307.0 in 2005 compared with net cash flows used in financing activities of $11.6 during 2004. This increase primarily resulted from borrowings under the Company's credit facilities used to purchase Surface Specialties.

On January 20, 2005 the Board of Directors declared a $0.10 per common share cash dividend, paid on February 25, 2005 to shareholders of record as of February 10, 2005. Cash dividends paid in the first quarter of 2005 and 2004 were $4.0 and $3.9, respectively. On April 21, 2005 the Board of Directors declared a $0.10 per common share cash dividend, payable on May 25, 2005 to shareholders of record as of May 10, 2005.

On February 28, 2005, the Company completed its acquisition of the Surface Specialties business of UCB, a Belgium biopharmaceutical and specialty chemical company, for cash and stock valued at $1,799.6 of which $1,508.8 was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share, based on the five-day average value of the shares before and after February 7, 2005, the date on which the terms of the amended acquisition agreement were announced). In addition, there is contingent consideration up to a maximum of 50 million euros, of which 20 million euros

($26.5 at 1.32 US dollar per euro) was paid upon closing, subject to refund, and is not included in the total consideration of $1,799.6, with the balance potentially payable in 2006. The contingent consideration is included in other assets in the accompanying balance sheet and will be earned on a pro-rata basis pending the achievement of certain full-year operating results by Surface Specialties in 2005. If the contingent consideration is earned, goodwill would be increased. The cash purchase price was also preliminarily adjusted as a result of working capital levels, including cash and certain debt balances which were transferred to the Company at closing. In addition, $12.0 of transaction costs were incurred in connection with the acquisition some of which remains unpaid at March 31, 2005.

The Company financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. The Company intends to refinance the 364-day borrowing with long-term debt. On March 31, 2005, the Company repaid $20.0 of the 364-day credit facility. Refer to Note 9 in the consolidated financial statements for other disclosures concerning the Company's debt.

Upon closing, UCB became the owner of approximately 12.5% of the outstanding shares of the Company. UCB and the Company also entered into a Stockholder's Agreement which provides, subject to various exceptions, that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and which provides that UCB will be prohibited from purchasing additional shares of Cytec common stock or causing, advocating or participating in a change in control in the ownership of Cytec. The Stockholders Agreement also contains customary terms and conditions including an obligation of UCB to vote its shares of Cytec common stock in accordance with the Company's Board of Directors' recommendation on certain matters.

The global Surface Specialties business had revenues of approximately $1,350 in 2004 which included approximately $154 of sales from the SSAR product line. Pursuant to regulatory approvals, the Company is required to divest SSAR by September, 2005. Until such time as SSAR is sold, results of its operations will be classified as discontinued operations in the Company's consolidated statement of operations. The net after-tax proceeds realized from the divestiture of SSAR will be used to reduce debt. The assets and liabilities of SSAR have been classified separately in the Company's consolidated balance sheet. Refer to Note 4 in the consolidated financial statements for additional information relating to discontinued operations.

The Company had previously entered into $623.2 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the long-term debt that will be issued in 2005 to refinance the bank debt outstanding under the 364-day credit facility that was drawn for the acquisition of Surface Specialties. The credit spread portions of the swaps were representative of AA-rated 10-year notes and served as a proxy credit spread for the Company. In March 2005, the Company extended the maturity date of $598.2 of the $623.2 swaps to June 2005. Due to a reduction in borrowing requirements, the Company liquidated its remaining $25.0 forward starting interest rate swap in March 2005 at a cost of $0.4. The swaps are being marked to market and recorded currently in earnings until maturity or settlement. The net pre-tax impact of the marked to market value on these swaps was a loss of $0.8 which was recorded in other income (expense), net for the quarter ended March 31, 2005. In the fourth quarter of 2004, the Company recorded a loss of $6.5 on interest rate swap transactions entered into in connection with the acquisition.

The Company had also previously entered into foreign currency forward contracts totaling 1.037 billion euros that related to approximately 87% of the euro exposure of 1.190 billion for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the quarter ended March 31, 2005 of the mark to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

In connection with the acquisition, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

In order to take advantage of current interest rates, the Company elected to redeem the MOPPRS in May, 2005, at the optional redemption price of $141.0. The optional redemption price represents the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provides the Company with the ability to refinance this debt at a significantly lower cost and a shorter tenor. Due to this redemption, the Company will also recognize additional interest expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements for these securities. The total expense of $22.0 will be recorded in the second quarter. The $350.0 unsecured five-year revolving credit facility will be used to fund a majority of the redemption of the MOPPRS on May 11, 2005 and as such, the MOPPRS are included in long-term debt at March 31, 2005.

The Company believes that it will be able to fund its operating cash requirements, planned capital expenditures and dividends from internal cash generation. Cash realized from the anticipated divestitures of CYRO and SSAR will be used to reduce acquisition related debt.

The Company has not guaranteed any indebtedness of its unconsolidated associated companies.

Excluding the impact of increasing raw materials, inflation is not considered significant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in the Company's 2004 Annual Report on Form 10-K.

OTHER

2005 OUTLOOK

In its May 5, 2005 press release, which was also filed as an exhibit to a current report on Form 8-K, the Company set forth its assumptions and management's best estimate of the full year 2005 earnings at the time based on various assumptions set forth in its press release.

The Company's guidance for 2005 outlook will be updated when it reports second quarter 2005 earnings. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of the Company's 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005 and incorporated by reference herein.

In addition to these critical accounting policies, the Company now believes the application of SFAS No. 141 related to the accounting for business combinations is critical given the February 28, 2005 acquisition of Surface Specialties and the ongoing allocation of the purchase price to the fair values of acquired assets and liabilities assumed.

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by the Company in this report, in the Company's Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer's letter to Stockholders, its press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning the Company's (including its segments) outlook for the future, anticipated results of acquisitions and divestitures, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, long-term goals of the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon the current beliefs and expectations of management and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect the anticipated results: the ability to integrate successfully Surface Specialties, including realization of anticipated synergies within the expected timeframes or at all, and ongoing operations of the business; changes in global and regional economies; the financial well-being of end consumers of the Company's products; changes in demand for the Company's products or in the quality, costs and availability of its raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against the Company; difficulties in plant operations and materials transportation; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at year-end, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005 and incorporated by reference herein. During 2005, the Company executed various foreign exchange transactions that do not materially alter the market risk assessment performed as of December 31, 2004. For a discussion of the currency hedges entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other 2005 financial instrument transactions include:

Commodity Price Risk: At March 31, 2005, the Building Block Chemicals segment Fortier plant's 2005 remaining forecasted natural gas utility requirements were 64% hedged utilizing natural gas forward contracts. These contracts have delivery dates ranging from April 2005 to December 2005. Additionally, the plant's 2006 gas utility requirements were 4% hedged at March 31, 2005, and these contracts have delivery dates ranging from January to March 2006.

At March 31, 2005, the Company held natural gas swaps with a favorable fair value of $1.1, net of taxes, which will be reclassified into Manufacturing Cost of Sales through March 2006 as these swaps are settled.

Interest Rate Risk: At March 31, 2005, the outstanding borrowings of the Company consisted of $613.7 of short-term borrowings and long-term debt, including the current portion, which had a carrying value of $1,166.3 a face value of $1,167.0 and a fair value, based on dealer quoted values, of approximately $1,148.5.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted average prevailing interest rates on our variable rate debt outstanding as of March 31, 2005, interest expense would increase/decrease by approximately $3.4 for the next fiscal quarter.

For a discussion of the interest rate derivative activities entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective.

The acquisition of Surface Specialties on February 28, 2005 represents a material change in internal control over financial reporting since management's last assessment of the effectiveness of the Company's internal controls over financial reporting which was as of December 31, 2004. The acquired Surface Specialties businesses utilize separate information and accounting systems and processes and it was not possible to complete an evaluation and review of the internal controls over financial reporting since the acquisition was completed. Management intends to complete its assessement of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

With the exception of the Surface Specialties acquisition as noted above, there were no changes in internal controls over financial reporting that occurred during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company reached an agreement in March 2005 with one of its insurers regarding the payment of past and future defense costs associated with the lead pigment litigation. During the first quarter of 2005, the Company recorded $1.3 in other income (expense), net, relating to the recovery of past defense costs related to this agreement.

The following table presents information about the number of claimants involved in asbestos cases with the Company:


                                                                        Three Months Ended          Year Ended
                                                                            March 31,              December 31,
                                                                               2005                    2004
                                                                      -----------------------    ------------------
Number of claimants associated with claims closed during period                1,651                   3,540
Number of claimants associated with claims opened during period                  318                   4,532
Number of claimants at end of period                                          26,614                  27,947
-------------------------------------------------------------------------------------------------------------------

In the first quarter of 2005, the Company increased its reserves by $4.4 as a result of its agreement in principle to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1944. In connection with the Company's 1993 spin-off from Cyanamid, the Company agreed to indemnify Cyanamid for claims of this nature. Under the terms of the settlement, the third party will release all claims and indemnify the Company against third-party environmental remediation claims arising from the alleged contamination at the site. Although the Company believed it had meritorious defenses to this claim, the Company agreed to the settlement to avoid incurring additional legal fees and any risk of an adverse outcome in any related litigation.

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

See also the Note 10 of the Notes to the Consolidated Financial Statements, herein.

Item 2.  SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

In connection with the acquisition referred to in Note 2 of the Notes to Consolidated Financial Statements contained herein, Cytec issued 5,772,857 shares of its common stock (the "Purchase Price Shares") to UCB as partial consideration for the purchase of Surface Specialties. The Purchase Price Shares were valued at $290.8 ($50.37 per Cytec share). The issuance of the Purchase Price Shares was not registered as the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In determining that the Section 4(2) exemption was applicable to the issuance, Cytec relied on, among other things, UCB's representation that UCB was acquiring the Purchase Price Shares for investment purposes and not with a view toward any distribution thereof, or with any present intention of distributing the Purchase Price Shares other than as provided in the Stockholder's Agreement.

Item 6.  EXHIBITS

         (a).     Exhibits

See Exhibit Index on page 29 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYTEC INDUSTRIES INC.


                                        By: /s/ James P.Cronin
                                        ----------------------
                                        James P. Cronin
                                        Executive Vice President and
                                        Chief Financial Officer



May 10, 2005


 Exhibit Index
 -------------

12              Computation of Ratio of Earnings to Fixed Charges for the three and three months ended March 31, 2005 and
                2004.

18              Letter Regarding Change in Accounting Principle

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
