Form 10-Q
period 2005-06-30
CYTEC INDUSTRIES INC/DE/
filed 2005-08-09
CIK 912513

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [X]  No [ ]

There were 46,042,394 shares of common stock outstanding at August 1, 2005.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                            Page
Part I - Financial Information

           Item 1.    Consolidated Financial Statements                       3
                      Consolidated Statements of Operations                   3
                      Consolidated Balance Sheets                             4
                      Consolidated Statements of Cash Flows                   5
                      Notes to Consolidated Financial Statements              6

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    19
           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                            30
           Item 4.    Controls and Procedures                                30

Part II - Other Information

           Item 1.    Legal Proceedings                                      31
           Item 4.    Submission of Matters to a Vote of Security Holders    32
           Item 6.    Exhibits                                               33

Signature                                                                    34
Exhibit Index                                                                35

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in millions, except per share amounts)

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                  June 30,
                                                 ----------------------------------------------------
                                                         2005      2004 (1)        2005      2004 (1)
-----------------------------------------------------------------------------------------------------

Net sales                                              $813.4       $422.0     $1,377.3       $837.2
Manufacturing cost of sales                             639.1        311.5      1,079.4        621.7
Selling and technical services                           58.1         35.1        102.8         69.9
Research and process development                         19.9         10.4         32.8         19.4
Administrative and general                               26.6         14.7         44.5         27.9
Amortization of acquisition intangibles                   8.8          1.4         12.8          2.8
Write-off of acquired in-process research and
 development                                                -            -         37.0            -
-----------------------------------------------------------------------------------------------------
Earnings from operations                                 60.9         48.9         68.0         95.5
Other income (expense), net                             (30.5)        (8.6)       (50.8)        (7.7)
Equity in earnings of associated companies                4.5          0.5          6.6          0.8
Interest expense, net                                    38.5          4.5         48.1          8.3
-----------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
 income taxes                                            (3.6)        36.3        (24.3)        80.3
Income tax provision (benefit)                          (15.3)         5.1        (29.0)        15.9
-----------------------------------------------------------------------------------------------------
Earnings from continuing operations                      11.7         31.2          4.7         64.4
Earnings from discontinued operations held for
 sale (net of income tax provision of $0.0 and
 $0.7)                                                    0.2            -          0.6            -
-----------------------------------------------------------------------------------------------------
Net earnings                                           $ 11.9       $ 31.2     $    5.3       $ 64.4
=====================================================================================================

Basic net earnings per common share:
Earnings from continuing operations                     $0.26        $0.80     $   0.11       $ 1.65
Earnings from discontinued operations held for
 sale                                                       -            -         0.01            -
-----------------------------------------------------------------------------------------------------
Net earnings                                           $ 0.26       $ 0.80        $0.12       $ 1.65
=====================================================================================================

Diluted net earnings per common share:
Earnings from continuing operations                     $0.25        $0.77     $   0.10       $ 1.60
Earnings from discontinued operations held for
 sale                                                       -            -         0.01            -
Net earnings                                           $ 0.25       $ 0.77     $   0.12       $ 1.60
=====================================================================================================

Dividends per common share                             $ 0.10       $ 0.10     $   0.20       $ 0.20
=====================================================================================================

(1) 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the last-in, first-out ("LIFO") to the first-in, first-out ("FIFO") inventory method which was adopted on January 1, 2005. Refer to Note 1.


See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (Dollars in millions, except per share amounts)

                                                                       June 30,     December 31,
                                                                         2005         2004 (1)
-----------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                             $  114.4      $  323.8
  Trade accounts receivable, less allowance for doubtful accounts
   of $9.2 and $6.7 in 2005 and 2004, respectively                         503.4         248.2
  Due from related party                                                    19.0             -
  Other accounts receivable                                                 75.5          54.1
  Inventories                                                              487.6         263.8
  Deferred income taxes                                                     27.9          23.3
  Other current assets                                                      23.4          29.3
  Assets of discontinued operations held for sale                           96.7             -
-----------------------------------------------------------------------------------------------
Total current assets                                                     1,347.9         942.5
-----------------------------------------------------------------------------------------------

Investment in associated companies                                          10.7          85.5

Plants, equipment and facilities, at cost                                2,052.8       1,627.2
     Less: accumulated depreciation                                       (957.3)       (948.6)
-----------------------------------------------------------------------------------------------
       Net plant investment                                              1,095.5         678.6
-----------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
     $36.3 and $23.1 in 2005 and 2004, respectively                        515.8          66.8
Goodwill                                                                 1,010.3         342.4
Deferred income taxes                                                          -          54.6
Other assets                                                               119.0          81.2
-----------------------------------------------------------------------------------------------
Total assets                                                            $4,099.2      $2,251.6
===============================================================================================

Liabilities
Current liabilities
  Accounts payable                                                      $  268.7      $  138.1
  Short-term borrowings                                                    503.6             -
  Current maturities of long-term debt                                      87.5         119.0
  Accrued expenses                                                         236.9         178.1
  Income taxes payable                                                      65.6          61.5
  Liabilities of discontinued operations held for sale                      32.2             -
-----------------------------------------------------------------------------------------------
     Total current liabilities                                           1,194.5         496.7
-----------------------------------------------------------------------------------------------
Long-term debt                                                           1,017.4         300.1
Pension and other postretirement benefit liabilities                       397.8         348.3
Deferred income taxes                                                       73.7             -
Other noncurrent liabilities                                               237.8         174.5

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares
 authorized;
   issued 48,132,640 shares                                                  0.5           0.5
Additional paid-in capital                                                 234.1         122.8
Retained earnings                                                        1,105.2       1,108.5
Accumulated other comprehensive income (loss):
  Unearned compensation                                                     (3.0)         (3.1)
  Minimum pension liability                                               (103.5)       (108.5)
  Unrealized net gains (losses) on cash flow hedges                          0.3          (0.5)
  Accumulated translation adjustments                                       11.2          73.3
-----------------------------------------------------------------------------------------------
                                                                           (95.0)        (38.8)
Treasury stock, at cost, 2,121,674 shares in 2005 and 8,297,863
 shares in 2004                                                            (66.8)       (261.0)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                               1,178.0         932.0
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                              $4,099.2      $2,251.6
===============================================================================================

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

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                        Six Months Ended
                                                                            June 30,
------------------------------------------------------------------------------------------
                                                                           2005   2004 (1)
------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings from continuing operations                                  $  4.7    $ 64.4
Non cash items included in net earnings from continuing operations:
  Dividends from associated companies greater than (less than)
   earnings                                                                (4.3)      0.3
  Depreciation                                                             56.8      42.9
  Amortization                                                             14.4       5.6
  Deferred income taxes                                                   (39.8)     15.5
  Write-off of acquired in-process research and development                37.0         -
  Amortization of write-up to fair market value of finished goods
   purchased in acquisition                                                20.8         -
  Gains on sale of assets                                                  (1.2)     (0.6)
  Unrealized losses on derivative instruments                              23.4         -
  Other                                                                    (1.2)     (0.1)
Changes in operating assets and liabilities (excluding effect of acquisitions):
  Trade accounts receivable                                               (20.1)    (31.2)
  Other receivables                                                        14.0      (1.5)
  Inventories                                                             (28.7)    (21.5)
  Other assets                                                              5.7      (7.7)
  Accounts payable                                                          1.9      35.3
  Accrued expenses                                                         (7.5)    (11.7)
  Income taxes payable                                                    (19.5)     (8.1)
  Other liabilities                                                         1.3     (22.9)
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities of continuing
 operations                                                                57.7      58.7
Net cash provided by operating activities of discontinued operations        0.8         -
------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        58.5      58.7
------------------------------------------------------------------------------------------
Cash flows (used in) investing activities
  Additions to plants, equipment and facilities                           (47.5)    (35.7)
  Proceeds received on sale of assets                                     101.4       0.7
  Acquisition of business, net of cash received                        (1,482.5)        -
  Advanced payment of acquisition-related contingent consideration        (26.5)        -
   Minority interest                                                       (0.9)
  Advance payment received on land lease                                      -       9.1
------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (1,456.0)    (25.9)
------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from the exercise of stock options and warrants                 10.5      11.5
  Cash dividends                                                           (8.6)     (7.8)
  Proceeds from long-term debt                                            864.2         -
  Payments on long-term debt                                             (186.2)        -
  Change in short-term borrowings                                         521.6      (0.2)
  Deferred financing costs                                                 (4.4)        -
  Purchase of treasury stock                                                  -     (13.2)
  Proceeds from termination of interest rate swap                             -       2.7
------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     1,197.1      (7.0)
------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents               (9.0)     (6.9)
------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         (209.4)     18.9
Cash and cash equivalents, beginning of period                            323.8     251.1
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                 $114.4    $270.0
==========================================================================================


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

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management of Cytec Industries Inc. (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company" and "Cytec" each refer collectively to Cytec Industries Inc. and its subsidiaries.

On June 13, 2005 the Company issued a Current Report on Form 8-K to restate its previously issued financial statements for all years shown in the Company's 2004 Annual Report on Form 10-K for the following two items below.

Restatement for Change in Accounting Principle: Effective January 1, 2005, the Company changed its inventory costing method for U.S. inventories from the LIFO method to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," and accordingly, previously reported amounts in the accompanying financial statements have been restated for all periods presented. As a result of this change, inventories at December 31, 2004 were increased by $41.7, retained earnings were increased by $25.4 and deferred income tax assets were decreased by $16.3. See the table below for the effects on the results of operations for the three and six month periods ended June 30, 2004 as a result of the retroactive restatement of the financial statements related to the change in accounting principle. The Company has not calculated and presented herein the impact on 2005 results if the Company had stayed on LIFO as the information is not believed to be meaningful given the acquisition completed on February 28, 2005.

Restatement for Adoption of FSP 106-2: The results of operations for the three and six month periods ended June 30, 2004 included herein have been restated to show the effects of adopting the provisions of Financial Accounting Standards Board ("FASB") Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In May 2004, the FASB issued FSP 106-2 which requires companies to account for the reduction in accumulated postretirement benefit obligation as an actuarial gain to be amortized into income over the average remaining service period of plan participants. The Company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to January 1, 2004, as permitted by FSP 106-2.

As a result of the retroactive adoption of FSP 106-2 and the FIFO method of inventory valuation discussed above, net earnings and earnings per share for the three and six month periods ended June 30, 2004 have been restated as follows:

                                               Three Months    Six Months
                                                  Ended          Ended
                                              June 30, 2004  June 30, 2004
    ----------------------------------------------------------------------

    Net earnings, as originally reported              $29.0         $60.3
    Effect of retroactive adoption of FIFO              1.5           2.7
    Effect of adopting FSP 106-2                        0.7           1.4
    ----------------------------------------------------------------------
    Net earnings, as restated                         $31.2         $64.4
    ======================================================================

    Basic net earnings per share, as
     originally reported                              $0.74         $1.54
    Effect of retroactive adoption of FIFO             0.04          0.07
    Effect of adopting FSP 106-2                       0.02          0.04
    ----------------------------------------------------------------------
    Basic net earnings per share, as restated         $0.80         $1.65
    ======================================================================

    Diluted net earnings per share, as
      originally reported                             $0.72         $1.50
    Effect of retroactive adoption of FIFO             0.03          0.06
    Effect of adopting FSP 106-2                       0.02          0.04
    ----------------------------------------------------------------------
    Diluted net earnings per share, as
     restated                                         $0.77         $1.60
    ======================================================================

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

2. RECENT ACQUISITION AND RELATED EVENTS

On February 28, 2005, the Company completed its acquisition of the Surface Specialties business ("Surface Specialties") of UCB Group SA ("UCB") for cash and stock valued at $1,799.6 subject to final working capital and other customary adjustments, of which $1,508.8 (euro 1,138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). In addition, there is contingent consideration up to a maximum of 50 million euros, of which 20 million euros ($26.5 at 1.325 US dollar per euro) was paid upon closing, subject to refund, and is not included in the total consideration of $1,799.6, with the balance potentially payable in 2006. The contingent consideration is included in other assets in the accompanying balance sheet and will be earned on a pro-rata basis pending the achievement of certain full-year operating results by Surface Specialties in 2005. If the contingent consideration is earned, goodwill would be increased. Based on sales volumes of the acquired product lines during the first half of 2005, and estimated volumes during the second half of 2005, the Company believes that it will be entitled to a refund of all or substantially all of the contingent consideration that was paid at closing. In addition, $12.8 of transaction costs were incurred in connection with the transaction.

The Company financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. The Company intends to refinance the borrowings then outstanding under the 364-day credit facility with long-term debt later in 2005. Refer to Note 9 for other disclosures concerning the Company's debt.

Upon closing, UCB became the owner of approximately 12.5% of the outstanding shares of the Company. UCB and the Company also entered into a stockholder's agreement (the "Stockholder's Agreement") which provides, subject to various exceptions, that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and which provides that UCB will be prohibited from purchasing additional shares of Cytec common stock or causing, advocating or participating in a change of control in the ownership of Cytec. The Stockholders Agreement also contains customary terms and conditions including an obligation of UCB to vote its shares of Cytec common stock in accordance with the Company's Board of Directors' recommendation on certain matters.

The global Surface Specialties business had revenues of approximately $1,350 in 2004 which included approximately $154 of sales from the Surface Specialties amino resins ("SSAR") product line. Pursuant to regulatory approvals, the Company is required to divest SSAR by the end of August, 2005. On June 21, 2005, the Company announced that it had reached a definitive agreement to sell SSAR for net cash consideration of $78.0 (64 million euro at 1.22 U.S. dollar per euro). Until such time as SSAR is sold, results of its operations are classified as discontinued operations in the Company's consolidated statement of operations. The net after-tax proceeds realized from the divestiture of SSAR will be used to reduce acquisition related debt. The assets and liabilities of SSAR have been classified separately in the Company's consolidated balance sheet. Refer to Note 4 for additional information relating to discontinued operations.

The Company had previously entered into forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on long-term debt that the Company intends to issue in 2005 to refinance the debt outstanding under the 364-day credit facility. In June 2005, the Company extended the maturity date of $506.9 of the swaps to September 2005. Due to a reduction in borrowing requirements, the Company also liquidated $60.4 forward starting interest rate swaps in June 2005 at a cost of $3.7. The swaps are being marked to market and recorded currently in earnings until maturity or settlement. The net pre-tax impact of the marked to market value on these swaps was a loss of $28.0 and $28.7 for the three and six month periods ended June 30, 2005 which was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a loss of $6.5 on interest rate swap transactions entered into in connection with the acquisition.

The Company had also previously entered into foreign currency forward contracts that related to approximately 87% of the euro exposure of 1.190 billion for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the three months ended March 31, 2005 of the marked to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded an unrealized gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. The Company is in the process of finalizing working capital and other customary adjustments as well as third-party valuations of certain assets acquired and liabilities assumed, as well as performing its own internal assessment; thus the table below discloses a preliminary allocation of the purchase price. The preliminary allocation is subject to change, and such change could be significant. The Company expects to have the purchase price allocation substantially complete later in 2005.

    ----------------------------------------------------------------------
    Cash                                                         $   34.7
    Current deferred tax assets                                      26.5
    Other current assets                                            537.6
    Assets of discontinued operations held for sale                  98.7
    Property, plant and equipment                                   460.7
    Goodwill                                                        736.5
    Acquired intangible assets                                      490.3
    Acquired in-process research and development                     37.0
    Other assets                                                     25.9
    ----------------------------------------------------------------------
    Total assets acquired                                        $2,447.9
    ======================================================================
    Current liabilities                                          $  281.6
    Liabilities of discontinued operations held for sale             26.7
    Long-term deferred tax liabilities                              189.9
    Long-term debt                                                    9.7
    Other long-term liabilities                                     127.6
    ----------------------------------------------------------------------
    Total liabilities assumed                                       635.5
    ----------------------------------------------------------------------
    Net assets acquired                                          $1,812.4
    ======================================================================

The $736.5 of goodwill is not tax deductible and was allocated to the Company's Cytec Surface Specialties segment. The preliminary purchase price allocation reflects an estimate of $527.3 of acquired intangible assets. Included in acquired intangible assets is $45.7 relating to certain trade names which have indefinite useful lives. The remaining intangibles that were acquired were assigned to customer-related ($382.5), marketing-related ($50.8) and technology-related intangibles ($11.3), and are being amortized over periods of 10 to 15 years. Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

Following are the unaudited pro forma combined results of operations for the three and six months ended June 30, 2005 and 2004 as if Cytec and Surface Specialties had been combined as of the beginning of each of the periods presented but excludes the results of SSAR which became a discontinued operation as of the date of acquisition. Additionally, the write-off of in-process research and development costs and inventory valuation adjustments were excluded from the 2005 and 2004 amounts as they are considered non-recurring charges. The pro forma results include estimates and assumptions which are subject to adjustment pending completion of the purchase price allocation and will also be affected by final working capital and other customary adjustments. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

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


                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
---------------------------------------------------------------------------------------------
                                                2005         2004     2005          2004
---------------------------------------------------------------------------------------------
Revenues                                        $813.4       $722.8   $1,602.1      $1,429.1
Net earnings                                    $ 18.4       $ 41.4   $   57.6      $   85.8

Net earnings per common share:
Basic                                           $ 0.40       $ 0.92   $   1.25      $   1.91
 Diluted                                        $ 0.39       $ 0.90   $   1.22      $   1.87
---------------------------------------------------------------------------------------------


3. ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements: In December, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. When SFAS 123R becomes effective, it will replace SFAS No. 123 and supersede Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and will require companies to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. Companies were required to implement the proposed standard no later than July 1, 2005, however, the Securities and Exchange Commission issued a statement in April, 2005 that allows registrants to implement SFAS 123R at the beginning of their next fiscal year. The Company anticipates that it will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under SFAS 123R (see Note
5).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the impact of SFAS 151 on its consolidated financial statements. The Company will adopt the new standard effective January 1, 2006.

4. DISCONTINUED OPERATIONS

On June 21, 2005, the Company announced that it had reached a definitive agreement to sell SSAR to affiliates of INEOS Group Limited ("INEOS") for net cash consideration of 64 million euros ($78.0 at 1.22 U.S. dollar per euro), subject to certain closing adjustments. Pursuant to regulatory approvals, the Company is required to divest SSAR by the end of August, 2005. Since its acquisition date and until such time as SSAR is sold, results of its operations are classified as discontinued operations in the Company's consolidated statement of operations. SSAR develops and manufactures amino resins for use in various industries. SSAR has assets and liabilities that are located primarily in the U.S., Canada and Germany.

A summary of the operating results of SSAR for the three months ended June 30, 2005 and for the four-month period since acquisition through June 30, 2005, which was included in the results of discontinued operations for six-months ended June 30, 2005, is as follows:

                                        Three Months       Four Months
                                        Ended June 30,    Ended June 30,
                                             2005              2005
    -------------------------------------------------------------------
    Revenues                                     $37.8           $51.8
    ===================================================================
    Earnings before income taxes                  $0.2            $1.3
    Income tax expense                             0.0             0.7
    -------------------------------------------------------------------
    Earnings from discontinued
     operations                                   $0.2            $0.6
    ===================================================================

The assets and liabilities of SSAR included in the June 30, 2005 consolidated balance sheet are comprised of:

    ----------------------------------------------------------------------
    Accounts receivable                                             $25.4
    Inventories                                                      14.9
    Property, plant and equipment                                    35.7
    Other assets and intangibles                                     20.7
    ----------------------------------------------------------------------
    Assets held for sale                                            $96.7
    ======================================================================
    Accounts payable                                                $12.0
    Accrued liabilities and other current liabilities                 2.7
    Other liabilities                                                17.5
    ----------------------------------------------------------------------
    Liabilities held for sale                                       $32.2
    ======================================================================

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

The following table illustrates the effect on net earnings and net earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to all stock-based employee compensation:

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                  2005        2004        2005         2004
----------------------------------------------------------------------------------------------
Net earnings as reported or restated             $11.9       $31.2  *    $ 5.3        $64.4  *
Add:
Stock-based employee compensation expense
   included in reported net earnings, net of
    related tax effects                            0.0         0.8         0.6          1.1
Deduct:
Total stock-based employee compensation
 expense
   determined under fair-value-based method
    for all
   awards, net of related tax effects              1.8         1.7         3.6          3.5
----------------------------------------------------------------------------------------------
Pro forma net earnings                           $10.1       $30.3        $2.3        $62.0
==============================================================================================

Net earnings per share:
Basic, as reported or restated                   $0.26       $0.80  *    $0.12        $1.65  *
Basic, pro forma                                 $0.22       $0.77       $0.05        $1.58
Diluted, as reported or restated                 $0.25       $0.77  *    $0.12        $1.60  *
Diluted, pro forma                               $0.21       $0.75       $0.05        $1.54
==============================================================================================


        * 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

The fair value of each stock option granted before January 1, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended June 30, 2004:

                                                        2004
        -----------------------------------------------------------
        Expected life (years)                               5.7
        Expected volatility                                 46.6%
        Expected dividend yield                              1.0%
        Risk-free interest rate                              3.4%
        Weighted average fair value per option             $16.20
        ===========================================================

For stock options granted after January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial-lattice option valuation model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the quarter ended June 30, 2005 are noted in the following table:

                                                        2005
        -----------------------------------------------------------------
        Expected life (years)                                     5.8
        Expected volatility                                       38.5%
        Expected dividend yield                                   0.84%
        Range of risk-free interest rate                    2.1% - 4.2%
        Weighted average fair value per option                   $17.78
        =================================================================

6. EARNINGS PER SHARE (EPS)

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

The following shows the reconciliation of weighted average shares:


                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                 -----------------------------------------------
                                    2005         2004       2005        2004
--------------------------------------------------------------------------------
Weighted average shares
 outstanding:                    46,161,839   39,221,043 44,140,565  39,159,998
Effect of dilutive shares:
    Options                         996,240    1,028,336  1,148,398     971,330
    Performance/Restricted Stock     84,011       71,852     82,099      79,271
--------------------------------------------------------------------------------
Adjusted average shares
 outstanding                     47,242,090   40,321,231 45,371,062  40,210,599
================================================================================

Stock options to purchase 915,650 and 911,150 shares of common stock, respectively, were outstanding during the three and six months ended June 30, 2005 but were excluded from the above calculation because their inclusion would have an anti-dilutive effect on earnings per share.

7. INVENTORIES

Effective January 1, 2005, the Company changed its inventory costing method for U.S. inventories from the LIFO method to the FIFO method. Refer to Note 1.

Inventories, as restated, consisted of the following:

                                          June 30,            December 31,
                                            2005                 2004
    -----------------------------------------------------------------------
    Finished goods                          $ 318.1               $ 165.0
    Work in process                            27.6                  20.6
    Raw materials & supplies                  141.9                  78.2
    -----------------------------------------------------------------------
    Total inventories                       $ 487.6               $ 263.8
    =======================================================================

8. EQUITY IN EARNINGS OF ASSOCIATED COMPANIES AND MINORITY INTERESTS

Through May 31, 2005, the Company had one associated company that was material to its operations, CYRO Industries ("CYRO"), a 50% owned joint venture. On June 1, 2005, the Company sold its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95.0 plus $5.0 for working capital adjustments based on preliminary estimates. The proceeds of this transaction essentially recovered the carrying value of Cytec's investment in CYRO. Estimated net after-tax proceeds realized from the sale of CYRO of $81.5 were used to reduce acquisition-related debt.

Summarized financial information for the Company's equity in earnings of CYRO included in the Company's results for the three and six months ended June 30, is as follows:

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                              2005*            2004     2005**         2004
---------------------------------------------------------------------------------------------

Net sales                                        $58.3        $76.8     $148.1        $149.2
Gross profit                                     $11.8        $ 9.8     $ 27.3        $ 19.5
Net earnings                                     $ 6.0        $ 1.0     $ 12.4        $  1.6
Equity in earnings of associated company         $ 4.3        $ 0.5     $  6.3        $  0.8
=============================================================================================


         * Represents results for the two-month period ended May 31, 2005. ** Represents results for the five-month period ended May 31, 2005.

Upon acquisition of Surface Specialties, Cytec acquired a 50% ownership interest in SK Cytec Co., Ltd., a joint venture that manufacturers and sells certain similar products to those sold by Surface Specialties. The operations of SK Cytec Co., Ltd. are not material to the operations of the Company. Upon acquisition of Surface Specialties, Cytec also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and amount to $0.2 and $0.3, respectively, for the three and six months ended June 30, 2005. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and total $1.8 as of June 30, 2005.

9. DEBT

The Company funded a majority of the cash portion of the purchase price of the Surface Specialties acquisition with bank debt. The Company borrowed $725.0 under its unsecured five-year term loan facility and $600.0 under its unsecured 364-day credit facility both at interest rates based on a floating LIBOR rate plus an applicable margin which is based on the Company's credit rating and is subject to change. The $725.0 facility requires a payment of the lesser of $72.5 or the then outstanding balance each December from 2005 through 2008 with a final payment due February 2010. Any amounts outstanding under the $600.0 facility at maturity are due and payable at that time. At June 30, 2005, $657.9 is outstanding under the $725.0 facility. At June 30, 2005, $468.3 remains outstanding under the $600.0 facility. Short term borrowings on the accompanying balance sheet at June 30, 2005 include the remaining balance owed under the $600.0 facility. The facilities contain covenants that are customary for such facilities.

On February 28, 2005, the Company entered into a cross currency rate swap to effectively convert $950.0 of the $1,325.0 of U.S. dollar denominated bank debt to euro denominated debt. This swap, which matured on April 1, 2005, was used as a natural hedge of the foreign exchange impact on certain euro denominated intercompany loans that the Company acquired as part of the acquisition of Surface Specialties. Mark-to-market gains or losses on the swap from changes in the value of the euro are included in the statement of operations and offset the corresponding losses or gains on the intercompany loans. On the maturity date of the swap, the Company converted $904.0 of its U.S. dollar denominated bank borrowings into euro denominated bank borrowings. The weighted-average interest rate on the acquisition-related debt facilities was 3.57% at June 30, 2005. At June 30, 2005, $824.5 of the Company's bank borrowings were euro-denominated. Also at June 30, 2005, $630.1 of these euro-denominated bank borrowings naturally hedged euro-denominated intercompany loans and the remaining $194.4 of euro-denominated debt is treated as a hedge of its net investment in Cytec Surface Specialties SA/NV.

In May 2005, the Company elected to redeem the Mandatory Par Put Remarketed Securities ("MOPPRS"), at the optional redemption price of $141.0. The optional redemption price represented the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provided the Company with the ability to refinance this debt at a lower cost and a shorter tenor. Due to this redemption, the Company recognized additional interest expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements for these securities. The total expense of $22.0 was recorded in the second quarter. The $350.0 unsecured five-year revolving credit facility was used to fund a majority of the redemption of the MOPPRS. At June 30, 2005, $122.2 is outstanding under the $350.0 facility.

Long-term debt, including the current portion, consisted of the following:

                                                        June 30, 2005
                                                                 Carrying
                                                      Face        Value
   -----------------------------------------------------------------------
   Five-Year Term Loan Due February 15, 2010           $  657.9  $  657.9
   6.75% Notes Due March 15, 2008                         100.0      98.5
   Five-Year Revolving Credit Due February 15, 2010       122.2     122.2
   4.60% Notes Due July 1, 2013                           200.0     201.8
   Other                                                   24.8      24.8
   -----------------------------------------------------------------------
                                                        1,104.9   1,105.2
   Less: Current maturities                                87.5      87.5
   -----------------------------------------------------------------------
   Long-term debt                                      $1,017.4  $1,017.7
==========================================================================

10. CONTINGENCIES AND COMMITMENTS

Environmental Matters

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2005 and December 31, 2004, the aggregate environmental related accruals were $105.9 and $70.7, respectively. The increase primarily relates to the preliminary estimate of liabilities assumed upon the acquisition of Surface Specialties. As of June 30, 2005 and December 31, 2004, $6.0 and $10.0, respectively, of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2005 and 2004 was $1.0 and $3.7, respectively and for the six months ended June 30, 2005 and 2004 was $2.2 and $4.8, respectively.

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

As of June 30, 2005 and December 31, 2004, the aggregate self-insured and insured contingent liability was $68.9 and $68.4, respectively, and the related insurance receivable was $37.1 at June 30, 2005 and $37.9 at December 31, 2004. The liability related to asbestos claims included in the above amounts at June 30, 2005 and December 31, 2004 was $50.2 and $50.4, respectively, and the related insurance receivable was $34.8 at June 30, 2005 and $34.2 at December 31, 2004. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the asbestos claims against the
Company:

                                                           Six Months Ended     Year Ended
                                                               June 30,        December 31,
                                                                 2005             2004
--------------------------------------------------------------------------------------------
Number of claimants associated with claims closed
 during period                                                   7,744           3,540
Number of claimants associated with claims opened
 during period                                                     856           4,532
Number of claimants at end of period                            21,059          27,947
============================================================================================


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

In July 2005, the Supreme Court of Wisconsin held in a case in which the Company is one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The Company expects that its liability, if any, in this case to be immaterial.

The Company reached an agreement in March 2005 with one of its insurers regarding the payment of past and future defense costs associated with the lead pigment litigation. Through the six months ended June 30, 2005, the Company was reimbursed $3.6 relating to the recovery of past and current year defense costs under this agreement. Also through the six months ended June 30, 2005, the Company recorded in other income (expense), net, $1.5 primarily related to the recovery of past defense costs.

In the first quarter of 2005, the Company increased its reserves by $4.4 as a result of its agreement in principle to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1944. In connection with the Company's 1993 spin-off from Cyanamid, the Company agreed to indemnify Cyanamid for claims of this nature. Under the terms of the settlement which was finalized in the second quarter of 2005, the third party has released all claims and indemnified the Company against third-party environmental remediation claims arising from the alleged contamination at the site. Although the Company believed it had meritorious defenses to this claim, the Company agreed to the settlement to avoid incurring additional legal fees and any risk of an adverse outcome in any related litigation.

In the second quarter of 2005, the Company increased its reserves by $2.4 as a result of its agreement in principle to settle certain claims by a third party for $2.7.

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

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and six months ended June 30, are as follows:

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                  2005         2004       2005          2004
---------------------------------------------------------------------------------------------

Net earnings as reported or restated *          $ 11.9        $31.2     $  5.3         $64.4
Other comprehensive income:
   Minimum pension liability adjustments           6.0           --        5.0            --
   Unrealized gains on cash flow hedges           (0.8)        (0.3)       0.8          (0.1)
   Foreign currency translation
    adjustments                                  (53.5)        (8.3)     (62.1)        (16.5)
---------------------------------------------------------------------------------------------
Comprehensive income (loss)                     $(36.4)       $22.6     $(51.0)        $47.8
=============================================================================================


    * 2004 results were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004, and the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

12. INCOME TAXES

The Company recognized a tax benefit of $15.3 (effective tax rate benefit of 425%) on the loss from continuing operations for the three months ended June 30, 2005 and a tax benefit of $29.0 (effective tax rate benefit of 119%) for the six months ended June 30, 2005 versus an effective tax rate of 14% and 20%, respectively, in 2004. The Company's 2005 effective tax rate for the quarter and year to date was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense due to audits of various prior years as discussed below. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the Company's underlying annual effective tax rate for the six months ended June 30, 2005 was 27%. The Company's underlying effective tax rate in 2004 was 23%. This reflected the Company's continued earnings growth in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling received in the first quarter. The increase in the underlying rate for 2005 is due to the acquisition of Surface Specialties which operates in a mix of countries with higher effective tax rates than the countries in which heritage Cytec business operated.

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

In May, 2005, the Company received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of the Company's European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, is approximately 84 million Norwegian krone ($12.8) as of June 30, 2005. This final assessment reflects a 20.7 million Norwegian krone decrease in the assessed tax liability compared with the prior audit report issued by the tax authorities. As a result, the Company has recorded a corresponding reduction in tax expense of approximately $4.2, including interest, in the quarter ended June 30, 2005 to reflect this final assessment. The Company has retained tax counsel to assist in the defense of the final assessment since the issue will likely be litigated given the Company's vigorous defense in protesting the increase of taxable income. Notwithstanding the Company's meritorious defenses in this matter, in prior years as this matter developed, the Company accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability of the assessment. Assuming the dispute resolution process follows a normal course, final resolution of the matter, and the impact, if any, on the cash flows of the Company will probably occur in 2006.

The Company also received a separate notice from the Norwegian tax authorities in the second quarter of 2005 disclosing a complete termination of pleadings regarding a potential Norway permanent establishment ("PE") with respect to a Company affiliate. Given the favorable resolution of this PE issue, the Company has adjusted its contingency reserves accordingly and recorded a reduction in tax expense of $5.4, including interest, in the second quarter ended June 30, 2005.

13. OTHER FINANCIAL INFORMATION

On April 21, 2005 the Board of Directors declared a $0.10 per common share cash dividend, paid on May 25, 2005 to shareholders of record as of May 10, 2005. Cash dividends paid in the second quarter of 2005 and 2004 were $4.6 and $3.9, respectively, and for the six months ended June 30, 2005 and 2004 were $8.6 and $7.8, respectively. On July 21, 2005 the Board of Directors declared a $0.10 per common share cash dividend, payable on August 25, 2005 to shareholders of record as of August 10, 2005.

Income taxes paid for the six months ended June 30, 2005 and 2004 were $30.6 and $4.4, respectively. Taxes paid during the six months ended June 30, 2005 included $15.3 of pre-acquisition tax liabilities of Surface Specialties for which reimbursement from UCB has been arranged. Interest paid for the six months ended June 30, 2005 and 2004 was $36.3 and $8.5, respectively. Interest paid for the six months ended June 30, 2005 included interest charges of $21.0 which resulted from the redemption of the MOPPRS prior to their final maturity.

Included in due from related party on the accompanying balance sheet are certain tax reimbursements to be received from UCB in accordance with the terms of the purchase agreement entered into in connection with the acquisition of Surface Specialties. Additionally, in connection with certain transition services agreements entered into with UCB upon closing of the purchase of Surface Specialties, included in accrued expenses at June 30, 2005 are $0.7 related to such agreements. Through June 30, 2005, results of operations reflect expenses of $5.5 recognized under these agreements.

14. SEGMENT INFORMATION

Effective with the acquisition of Surface Specialties, the Company realigned its organizational and reporting structure. The following tables disclose net sales and earnings (losses) under the new reporting structure for all periods presented. The total assets of the Cytec Surface Specialties segment includes the assets acquired on February 28, 2005 (refer to Note 2). Also total assets of $249.1 were transferred to the Cytec Performance Specialties segment on January 1, 2005.

Summarized information for the Company's four segments is as follows:

                                      Three Months Ended                       Six Months Ended
                                           June 30,                                June 30,
                                  ---------------------------            -----------------------------
                                      2005              2004                  2005               2004
                                  ---------       -----------            ----------      -------------

Net sales
---------

Cytec Performance Specialties
   Sales to external customers     $ 185.8         $   164.7              $  359.2         $    321.3
   Intersegment sales                  1.7               0.8                   2.8                2.1
Cytec Surface Specialties            412.7              77.8                 603.5              153.5
Cytec Engineered Materials           141.0             128.1                 268.8              248.4
Building Block Chemicals
   Sales to external customers        73.9              51.4                 145.8              114.0
   Intersegment sales                 21.6              20.8                  44.8               40.1
                                    -------         ---------              --------         ----------
Net sales from segments              836.7             443.6               1,424.9              879.4
Elimination of intersegment
 revenue                             (23.3)            (21.6)                (47.6)             (42.2)
                                    -------         ---------              --------         ----------

Net sales                          $ 813.4         $   422.0              $1,377.3         $    837.2
======================================================================================================


                                            % of             % of                   % of             % of
                                           sales            sales                  sales             sales
                                           -----            -----                  -----             -----
Earnings (loss) from operations
-------------------------------
Cytec Performance Specialties      $  16.9     9%  $   10.9     7%        $   31.2     9%  $   20.3      6%
Cytec Surface Specialties             14.1     3%      11.9    15%           (20.4)   -3%      20.5     13%
Cytec Engineered Materials            25.3    18%      26.6    21%            48.7    18%      50.1     20%
Building Block Chemicals               6.7     7%       2.0     3%            14.0     7%       8.9      6%
                                    -------         --------               --------         --------

Earnings from segments                63.0     8%      51.4    12%            73.5     5%      99.8     11%

Corporate and Unallocated             (2.1)            (2.5)                  (5.5)            (4.3)
                                    -------         --------               --------         --------

Earnings from operations           $  60.9     7%  $   48.9    12%        $   68.0     5%  $   95.5     11%
============================================================================================================

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment. The 2004 beginning balances have been restated to reflect the new organizational structure referred to in Note 1:

                             Cytec                       Cytec
                           Performance  Cytec Surface  Engineered
                           Specialties   Specialties   Materials     Corporate        Total
------------------------------------------------------------------------------------------------
Balance, December 31,
 2004                             $63.6       $ 30.7        $247.4          $0.7       $  342.4
   2005 Acquisition
    (Note 2)                          -        736.5             -             -          736.5
   Currency translation            (0.6)       (61.8)          0.1             -          (62.3)
   Other                              -            -          (6.3)            -           (6.3)
------------------------------------------------------------------------------------------------
Balance, June 30, 2005            $63.0       $705.4        $241.2          $0.7       $1,010.3
================================================================================================

The Company recorded a reduction to goodwill of $6.3 as a result of the favorable resolution of a tax contingency related to an acquisition that occurred in a prior reporting period.

Other acquisition intangibles as of June 30, 2005 and December 31, 2004, consisted of the following major classes:

                  Weighted                              Accumulated
                   Average    Gross carrying value      amortization         Net carrying value
                    Useful ------------------------------------------------------------------------
                      Life    June 30, December 31,  June 30, December 31,   June 30,  December 31,
                    (years)      2005         2004      2005         2004       2005          2004
                 ----------------------------------------------------------------------------------
Technology-based      15.3     $ 52.5        $42.5    $(13.4)      $(12.2)    $ 39.1         $30.3
Marketing-related     15.4       60.7         11.6      (6.3)        (4.0)      54.4           7.6
Marketing-relatedindefinite      41.8            -         -            -       41.8             -
Customer-related      15.0      397.2         35.8     (16.7)        (6.9)     380.5          28.9
---------------------------------------------------------------------------------------------------
Total                          $552.2        $89.9    $(36.4)      $(23.1)    $515.8         $66.8
===================================================================================================


Amortization of acquisition intangibles for the three months ended June 30, 2005 and 2004 was $8.8 and $1.4, respectively and for the six months ended June 30, 2005 and 2004 were $12.8 and $2.8, respectively. Amortization expense for the six months ended June 30, 2005 includes four months of amortization of the acquisition intangibles associated with the Company's purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal year 2005 is $29.9 and for the years 2006 through 2009 is $34.4 per year. Included in marketing-related intangibles is $41.8 relating to certain trade names purchased upon acquisition of Surface Specialties which have indefinite useful lives.

16. COMMODITY AND DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2005, the Building Block Chemicals segment Fortier plant's 2005 remaining forecasted natural gas utility requirements were 75% hedged utilizing natural gas forward contracts at an average cost of $7.01 per MMBTU. These contracts have delivery dates ranging from July, 2005 to December, 2005. Additionally, the plant's 2006 gas utility requirements were 40% hedged at June 30, 2005 at an average cost of $7.92 per MMBTU, and these contracts have delivery dates ranging from January to June 2006.

At June 30, 2005, the Company held natural gas swaps with a favorable fair value of $0.3, net of taxes, which will be reclassified into Manufacturing Cost of Sales through March 2006 as these swaps are settled.

The Company had engaged in currency and interest rate hedging activities in connection with the acquisition of Surface Specialties and related financing and currently is engaged in interest rate hedging activities. Refer to Notes 2 and 9.

For more information regarding the Company's hedging activities and derivative financial instruments, refer to Note 4 to the Consolidated Financial Statements contained in the Company's 2004 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for the Company's pension and postretirement benefit plans was as follows:

                                  Pension Plans              Postretirement Plans
                           ---------------------------    --------------------------

                                          Three Months Ended June 30,
                           ---------------------------------------------------------
                                  2005           2004          2005            2004
------------------------------------------------------------------------------------
Service cost                $      7.1   $        3.6    $      0.2   $         0.2
Interest cost                      8.2            8.7           3.6             3.5
Expected return on plan
 assets                           (9.8)          (9.4)         (1.3)           (1.3)
Net amortization and
 deferral                          3.2            1.5          (2.6)           (2.7)
                             ----------   ------------    ----------   -------------
Net periodic cost           $      8.7   $        4.4    $     (0.1)  $        (0.3)
------------------------------------------------------------------------------------


                                           Six Months Ended June 30,
                           ---------------------------------------------------------
                                  2005           2004          2005            2004
------------------------------------------------------------------------------------
Service cost                $     11.6   $        7.3    $      0.5   $         0.5
Interest cost                     17.9           17.4           7.2             7.1
Expected return on plan
 assets                          (19.8)         (18.8)         (2.6)           (2.5)
Net amortization and
 deferral                          6.0            3.1          (5.3)           (5.3)
                             ----------  -------------  ------------  --------------
Net periodic cost           $     15.7   $        9.0    $     (0.2)  $        (0.2)
====================================================================================


     * 2004 amounts were restated to show the effect of FSP 106-2, which was adopted retroactively during the third quarter of 2004. Refer to Note 1.

The Company disclosed in its annual report on Form 10-K for the year ended December 31, 2004, that it expected to contribute $15.8 and $20.5, respectively, to its pension and postretirement plans in 2005. Through June 30, 2005, $7.1 and $8.8 in contributions were made, respectively. The Company makes these voluntary contributions as a part of its normal financial planning. In conjunction with the acquisition, the Company is in the process of evaluating its pension and post-retirement plans and related funding requirements and, as such, contributions relating to the acquired businesses have not been included in contributions amounts discussed above.

The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans for the three months ended June 30, 2005 and 2004 were $4.3 and $3.8, respectively, and for the six months ended June 30, 2005 and 2004 were $9.1 and $7.8, respectively.

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

On February 28, 2005, the Company acquired the Surface Specialties business of UCB. The acquisition was recorded using the purchase method of accounting. Accordingly, the results of operations of Surface Specialties have been included in the Company's consolidated results from the date of acquisition. A further discussion of the acquisition of Surface Specialties can be found in Note 2 to the Notes to the Consolidated Financial Statements contained herein.

The Company reports its net sales in four segments: Cytec Performance Specialties, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. The Cytec Performance Specialties and Cytec Surface Specialties segments are collectively referred to as Specialty Chemicals. The Company also reports its net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management's view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of the Company's raw materials are derived from these two commodities. Key raw materials for the Specialty Chemicals and Building Block Chemicals segments are propylene, ammonia, methanol derivatives, acrylic acid and natural gas for energy. Key raw materials for the Cytec Engineered Materials segment are carbon fiber and various resins. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of the Company's raw materials. In February, 2005, the Company's major supplier of propylene placed the Company on an 85% supply allocation of its requirements due to mechanical difficulties. This allocation did not impact Company operations during the six months ended June 30, 2005 as the Company procured adequate quantities of propylene from other suppliers to meet customer demand and to operate its plant at desired capacity. Normal supply resumed during the second quarter of 2005.

QUARTER ENDED JUNE 30, 2005, COMPARED WITH QUARTER ENDED JUNE 30, 2004

Consolidated Results

Net sales for the second quarter of 2005 were $813.4 compared with $422.0 for the second quarter of 2004. All segments reported increased sales. In the Cytec Surface Specialties segment, sales increased primarily as a result of the inclusion of sales from Surface Specialties. The Cytec Performance Specialties segment experienced increased sales due to increased volumes and the effect of price increase initiatives. The Cytec Engineered Materials segment sales increase was volume related, primarily from increased sales to the large commercial aircraft, automotive, and rotorcraft industries. The Building Block Chemicals segment sales increased as a result of increased volumes and from increased selling prices which were driven by higher raw material and energy costs.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $639.1 during the second quarter of 2005 compared with $311.6 during 2004. Most of the increase is associated with higher volumes, principally resulting from the impact of the acquisition of Surface Specialties. Cost of sales for the heritage businesses (i.e. the business of Cytec excluding the acquired Surface Specialties business) was impacted by higher raw material and energy costs of $32.4 which were partially offset by increased selling prices of $23.9. Exchange rate changes increased costs by $2.6. Gross margin was also negatively impacted by a charge of $10.3 related to purchase accounting for finished goods inventory of the acquired business recorded at fair value which exceeded normal manufacturing cost.

Selling and technical services was $58.1 in 2005 versus $35.1 in the prior year. This increase was primarily attributable to the inclusion of expenses related to Surface Specialties with an increase in heritage selling and technical services expenses accounting for $2.3 of the increase of which $0.7 resulted from the impact of exchange rates during the period.

Research and process development was $19.9 in 2005 versus $10.4 in the prior year. This increase was primarily attributable to the inclusion of expenses related to Surface Specialties with a base increase in heritage research and process development expenses accounting for $0.7 of the increase of which $0.1 resulted from the impact of exchange rates during the period.

Administrative and general expenses were $26.6 in 2005 versus $14.7 in the prior year. This increase was primarily attributable to the inclusion of expenses relating to Surface Specialties and a charge of $2.4 related to the anticipated settlement of a litigation matter and $0.2 resulted from the impact of exchange rates during the period. Administrative and general expenses decreased as a percentage of net sales.

Amortization of acquisition intangibles was $8.8 in 2005 versus $1.4 in the prior year. This increase resulted from the inclusion of amortization expense relating to the intangibles which resulted from the acquisition of Surface Specialties.

Other income (expense), net was an expense of $30.5 in 2005 compared with expense of $8.7 in the prior year. Included in the 2005 results was a loss of $28.0 related to derivative contracts entered into to hedge interest rate exposure associated with the acquisition of Surface Specialties. The Company entered into these interest rate derivatives in anticipation of future long-term debt that would be issued to refinance debt. Included in the 2004 quarter was a charge of $6.1 in connection with the settlement of several environmental remediation and toxic tort lawsuits.

Equity in earnings of associated companies was $4.5 in 2005 versus $0.5 in the prior year. The increase in earnings was primarily due to an increase in sales volumes and selling prices experienced by CYRO. On May 31, 2005, the Company sold its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95.0 plus $5.0 for working capital adjustments based on preliminary estimates. The proceeds of this transaction essentially recovered the carrying value of Cytec's investment in CYRO. Estimated net after-tax proceeds realized from the sale of CYRO of $81.5 were used to reduce acquisition-related debt.

Interest expense, net was $38.5 in 2005 compared with $4.5 in the prior year. The increase resulted from a higher outstanding weighted-average debt balance during 2005 resulting from the debt incurred in connection with the Company's acquisition of Surface Specialties and $21.0 of interest charges and $1.0 unamortized put premiums and rate lock agreements related to the redemption of the MOPPRS in the second quarter of 2005.

The Company recognized a tax benefit of $15.3 (425%) on the loss from continuing operations for the quarter ended June 30, 2005. For the quarter ended June 30, 2004, the effective tax rate was a tax provision of 14%. The Company's effective tax rate for the second quarter of 2005 was favorably impacted by U.S. hedging losses, the redemption of the MOPPRS and a credit of $9.6 for the resolution of various tax audits of prior year returns in an international tax jurisdiction as discussed in Note 12 of the accompanying financial statements. Excluding these items, the Company's underlying annual effective tax rate for the quarter ended June 30, 2005 was 27%.

Earnings from discontinued operations were $0.2 and reflect the results of SSAR for the quarter ended June 30, 2005.

Net earnings for 2005 were $11.9 ($0.25 per diluted share) compared with net earnings for 2004 of $31.2 ($0.77 per diluted share). The decrease of $19.3 in net earnings resulted primarily from: an increase in interest expense resulting from higher outstanding weighted-average debt balance during 2005 related to the debt incurred in connection with the Company's acquisition of Surface Specialties and $14.0 after tax interest charges and unamortized put premiums and rate lock agreements related to the redemption of the MOPPRS prior to their final maturity; the $7.5 after tax amortization charge from the write-up to fair value of the acquired inventory that was subsequently sold; the $17.7 after tax charge related to interest rate derivative transactions associated with the acquisition of Surface Specialties; an after tax charge of $1.8 related to an anticipated settlement of a certain litigation matter and an income tax benefit of $9.6 reflecting the partial resolution of a tax audits in Norway with respect to prior year tax returns. These items were partially offset by the impact of higher operating earnings resulting from the acquisition.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below and reflect the new organizational and reporting structure of its reportable segments for all periods presented.

Cytec Performance Specialties

                                                                             % Change Due to
                                                              Total   --------------------------------
                                       2005      2004       % Change   Price   Volume/Mix    Currency
------------------------------------------------------------------------------------------------------
North America                        $ 74.5    $ 66.9             11%     9%           2%          0%
Latin America                          31.0      23.6             32%     6%          19%          7%
Asia/Pacific                           27.9      22.9             22%     4%          15%          3%
Europe/Middle East/Africa              52.4      51.3              2%     4%          -5%          3%
                                  --------------------
Total                                $185.8    $164.7             13%     7%           4%          2%
======================================================================================================


Overall selling volume increased 4% and is primarily attributable to increased sales in the water treating, mining chemicals and specialty additives product lines. Increased selling volumes for these product lines more than offset a decrease in the polymer additive product line. On a regional basis, sales volumes in Latin America increased 19% primarily due to improved demand for mining chemicals for copper mining applications. Sales volumes were up 15% in Asia/Pacific primarily due to increased demand for water treating chemicals from full service providers and mining chemicals. Overall average price increased as a result of implementation of price increase initiatives.

Earnings from operations were $16.9, or 9% of sales, compared with $10.9, or 7% of sales, in 2004. The increase in earnings is primarily attributable to increased selling volumes, the impact of price increases of $10.5 and net favorable exchange rate changes of $4.0, which more than offset higher raw material and energy costs of $7.9.

Cytec Surface Specialties

                                                                                % Change Due to
                                                                     ---------------------------------
                                                              Total            Acquisition/
                                       2005      2004       %Change    Price      Volume      Currency
------------------------------------------------------------------------------------------------------
North America                        $113.3     $38.7            193%     3%           190%      0%
Latin America                          13.4       4.0            235%    -6%           234%      7%
Asia/Pacific                           60.8      15.6            290%     0%           288%      2%
Europe/Middle East/Africa             225.2      19.5          1,046%     2%         1,041%      3%
                                  --------------------
Total                                $412.7     $77.8            429%     2%           425%      2%
======================================================================================================

For all regions, selling volumes increased 425% primarily as a result of the inclusion of sales attributable to Surface Specialties which was acquired on February 28, 2005 with heritage volumes decreasing 2% which was primarily attributable to decreased volumes from existing Europe/Middle East/Africa operations.

Earnings from operations were $14.1, or 3% of sales, compared with $11.9 or 15% of sales in 2004. The increase in earnings is primarily attributable to the inclusion of results of operations attributable to Surface Specialties which was acquired on February 28, 2005 partially offset by a charge of $10.3 for the write-off of manufacturing profit included in the inventories which were acquired in the acquisition and higher heritage raw material and energy costs of $6.5.

Cytec Engineered Materials

                                                                              % Change Due to
                                                               Total  --------------------------------
                                       2005      2004        % Change  Price   Volume/Mix    Currency
------------------------------------------------------------------------------------------------------
North America                        $ 90.6    $ 87.0              4%     1%           3%          0%
Latin America(1)                        0.3       0.4            ---    ---          ---         ---
Asia/Pacific                            7.0       5.7             23%     2%          21%          0%
Europe/Middle East/Africa              43.1      35.0             23%     4%          18%          1%
                                  --------------------
Total                                $141.0    $128.1             10%     2%           8%          0%
======================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 8%. Asia/Pacific and Europe/Middle East/Africa sales volumes increased 21% and 18%, respectively, with the increases coming from the large commercial aircraft and rotorcraft sectors due to increased build rates for these aircraft.

Earnings from operations were $25.3, or 18% of sales, compared with $26.6, or 21% of sales, in 2004. The impact of the increased sales on operating earnings was more than offset unfavorable mix as a higher percentage of sales were in the lower margin segments such as automotive, manufacturing difficulties in Europe, and increased investments in technical commercial support and research to support future growth initiatives.

Building Block Chemicals (Sales to external customers)

                                                                              % Change Due to
                                                              Total   --------------------------------
                                       2005      2004       % Change   Price   Volume/Mix    Currency
------------------------------------------------------------------------------------------------------
North America                         $37.3     $27.5             36%    21%          15%          0%
Latin America(1)                        0.7       0.7            ---    ---          ---         ---
Asia/Pacific                           13.2      13.8             -4%     7%         -11%          0%
Europe/Middle East/Africa              22.7       9.4            142%    30%         119%         -7%
                                 ---------------------
Total                                 $73.9     $51.4             44%    19%          24%          1%
======================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 24% primarily as a result of increased availability of acrylonitrile and hydrocyanic acid for sale in 2005. Product availability was limited during the 2004 quarter as a result of a scheduled plant maintenance shutdown. The incrementally available acrylonitrile was sold primarily into Europe/Middle East/Africa at higher selling prices which were supported by increased raw material prices. North America selling volumes were up 15% due in part to increased acrylonitrile sales resulting from new business as well as from greater availability of hydrocyanic acid available for sale in 2005.

Earnings from operations were $6.7 or 7% of sales, compared with $2.0, or 3% of sales, in 2004. The increase in earnings was primarily due to volume increases, improved plant operations as most of the operations ran at capacity, while in the prior year period, the acrylonitrile plant ran at a reduced rate due to a scheduled plant maintenance shutdown. Increased raw material and energy costs of $12.1, particularly propylene and natural gas, were partly offset by higher selling prices of $9.7.

SIX MONTHS ENDED JUNE 30, 2005, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Consolidated Results

Net sales for the first six months of 2005 were $1,377.3 compared with $837.2 for the prior year period. All segments reported increased sales. In the Cytec Surface Specialties segment, sales increased primarily as a result of the inclusion of sales from Surface Specialties which was acquired on February 28, 2005. The Cytec Performance Specialties segment experienced increased sales which were due in part to increased volumes as well as price increase initiatives. The Cytec Engineered Materials segment sales increase was volume related, primarily from increased sales to the large commercial aircraft, automotive, and rotorcraft industries. The Building Block Chemicals segment sales increased principally due to higher selling prices which were driven by higher raw material and energy costs.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,079.4 for the first six months of 2005 compared with $621.8 during the prior year period. Most of the increase is associated with higher volumes, principally resulting from the impact of the acquisition of Surface Specialties. Cost of sales for the heritage businesses was impacted by higher raw material and energy costs of $62.3 which were offset by increased selling prices of $53.5. Exchange rate changes increased cost of sale by $6.9. Gross margin was also negatively impacted by a charge of $20.8 related to purchase accounting for finished goods inventory of the acquired business recorded at fair value which exceeded normal manufacturing cost.

Selling and technical services was $102.8 in 2005 versus $69.9 in the prior year. This increase was primarily attributable to the inclusion of four months of expenses relating to Surface Specialties with an increase in heritage selling and technical services expenses accounting for $5.0 of the increase of which $1.4 resulted from the impact of exchange rates during the period.

Research and process development was $32.8 in 2005 versus $19.4 in the prior year. This increase was primarily attributable to the inclusion of four months of expenses relating to Surface Specialties with an increase in heritage research and process development expenses accounting for $0.4 of which $0.1 resulted from the impact of exchange rates during the period.

Administrative and general expenses were $44.5 in 2005 versus $27.9 in the prior year. This increase was primarily attributable to the inclusion of four months of expenses relating to Surface Specialties and a charge of $2.4 related to the anticipated settlement of a litigation matter in the second quarter and $0.4 resulted from the impact of exchange rates during the period.

Amortization of acquisition intangibles was $12.8 in 2005 versus $2.8 in the prior year. This increase resulted from the inclusion of four months of amortization expense relating to the intangibles which resulted from the acquisition of Surface Specialties.

In connection with the acquisition of Surface Specialties, $37.0 of acquired in-process research and development costs were expensed in the first quarter of 2005.

Other income (expense), net was an expense of $50.8 in 2005 compared with expense of $7.7 in the prior year. Included in the 2005 results are charges related to derivative contracts entered into to hedge currency and interest rate exposure associated with the acquisition of Surface Specialties. The Company entered into foreign currency contracts to offset the potential dollar to euro exchange rate fluctuation that would have an impact on the acquisition cost in dollars and this resulted in a loss of $19.2. The foreign currency contracts have subsequently matured. In anticipation of future long-term debt that would be issued to refinance debt, the Company also entered into interest rate derivatives which resulted in the recognition of a loss of $28.7. At June 30, 2005, the Company has $506.9 of forward starting interest rate swaps outstanding with a maturity date of September 2005.

Equity in earnings of associated companies was $6.6 in 2005 versus $0.8 in the prior year. The increase in earnings was primarily due to an increase in sales volumes and selling prices experienced by CYRO. The 2005 results include only the five months of results related to CYRO as the Company sold its 50% ownership stake in CYRO on May 31, 2005 (refer to discussion above).

Interest expense, net was $48.1 in 2005 compared with $8.3 in the prior year. The increase resulted from a higher outstanding weighted-average debt balance during 2005 resulting from the debt incurred in conjunction with the Company's acquisition of Surface Specialties and $22.0 of interest charges and unamortized put premiums and rate lock agreements related to the redemption of the MOPPRS in the second quarter of 2005.

The Company's effective tax rate on the loss from continuing operations for the six months ended June 30, 2005 was a tax benefit of 119%. For the six months ended June 30, 2004, the effective tax rate was a tax provision of 20%. The Company's effective tax rate for the second quarter of 2005 was favorably impacted by U.S. hedging losses, the redemption of the MOPPRS and the resolution of various tax audits of prior year returns in an international tax jurisdiction as discussed in Note 12 of the accompanying financial statements. The effective tax rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. The Company's underlying effective tax rate for the six months ended June 30, 2005 was 27% excluding these items.

Earnings from discontinued operations were $0.6 in 2005 and reflect the results of SSAR for the four-month period since acquisition.

Net earnings for 2005 were $5.3 ($0.12 per diluted share) compared with net earnings for 2004 of $64.4 ($1.60 per diluted share). The decrease of $59.1 in net earnings resulted primarily from: the write-off of $37.0 of in-process research and development costs; an increase in interest expense resulting from a higher outstanding weighted-average debt balance during 2005 related to the debt incurred in connection with the Company's acquisition of Surface Specialties and interest charges and unamortized put premiums related to the redemption of the MOPPRS prior to their final maturity; the $20.8 amortization charge from the write-up to fair value of the acquired inventory that was subsequently sold and; the $47.9 impact of the marked to market value on the forward-starting interest swaps used to hedge interest rate on a portion of the long-term debt that will be used to refinance the bank debt drawn for the acquisition of Surface Specialties and the foreign currency contracts entered into to offset the potential dollar-to-euro exchange rate fluctuation that would have an impact on the acquisition cost in dollars. These items were partially offset by the impact of higher operating earnings resulting from the acquisition.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below and reflect the new organizational and reporting structure of its reportable segments for all periods presented.

Cytec Performance Specialties

                                                                              % Change Due to
                                                              Total   --------------------------------
                                       2005      2004       % Change   Price   Volume/Mix    Currency
------------------------------------------------------------------------------------------------------
North America                        $146.8    $132.1             11%     9%           2%          0%
Latin America                          59.2      47.5             25%     7%          14%          4%
Asia/Pacific                           51.2      46.3             11%     3%           5%          3%
Europe/Middle East/Africa             102.0      95.4              7%     5%          -2%          4%
                                  --------------------
Total                                $359.2    $321.3             12%     6%           3%          3%
======================================================================================================

Overall selling volume increased 3% and is primarily attributable to increased sales in the water treating and mining chemicals product lines. Increased selling volumes for these product lines more than offset a decrease in the polymer additive product line. On a regional basis, sales volumes in Latin America increased 14% primarily due to improved demand for mining chemicals from copper mining applications. Overall average price increased as a result of implementation of price increase initiatives.

Earnings from operations were $31.2, or 9% of sales, compared with $20.3 or 6% of sales in 2004. The increase in earnings is primarily attributable to increased selling volumes and the impact of price increases of $20.4 and the net favorable impact of exchange rates of $7.7 which more than offset higher raw material and energy costs of $15.6.

Cytec Surface Specialties

                                                                              % Change Due to
                                                              Total   --------------------------------
                                       2005      2004       % Change   Price      Volume/Mix  Currency
------------------------------------------------------------------------------------------------------
North America                        $175.3    $ 76.4            130%     2%              128%      0%
Latin America                          21.4       8.7            146%    -1%              143%      4%
Asia/Pacific                           91.2      29.8            206%     1%              202%      3%
Europe/Middle East/Africa             315.6      38.6            716%     2%              709%      5%
                                  --------------------
Total                                $603.5    $153.5            293%     2%              289%      2%
======================================================================================================

For all regions, selling volumes increased 289% as a result of the inclusion of sales attributable to Surface Specialties which was acquired on February 28, 2005 with base volumes remaining unchanged for heritage businesses. In North America and Latin America, all of the volume increase is acquisition related. In Asia/Pacific, base business grew 8% with the remainder resulting from the acquisition. In Europe/Middle East/Africa, base volumes were down 6% with the remainder due to the acquisition.

Loss from operations was $20.4, or 3% of sales, compared with earnings from operations of $20.5 or 13% of sales in 2004. The decrease in earnings is primarily attributable to the write-off of in process research and development costs of $37.0 and a charge of $20.8 for the write-off of manufacturing profit included in the inventories which were acquired in the acquisition.

Cytec Engineered Materials

                                                                              % Change Due to
                                                              Total   --------------------------------
                                       2005      2004       % Change   Price      Volume/Mix  Currency
------------------------------------------------------------------------------------------------------
North America                        $172.1    $167.9              3%     1%           2%          0%
Latin America(1)                        0.9       0.7            ---    ---          ---         ---
Asia/Pacific                           13.6      10.2             33%     0%          33%          0%
Europe/Middle East/Africa              82.2      69.6             18%     2%          15%          1%
                                  --------------------
Total                                $268.8    $248.4              8%     1%           7%          0%
======================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 7%. Europe/Middle East/Africa and Asia/Pacific sales volumes increased 15% and 33%, respectively, with the increases coming from the large commercial aircraft and rotorcraft industries due to increased build rate.

Earnings from operations were $48.7, or 18% of sales, compared with $50.1, or 20% of sales, in 2004. The impact of the increased sales on operating earnings more than offset costs associated with manufacturing difficulties in Europe and increased investments in technical commercial support and research to support future growth initiatives.

Building Block Chemicals (Sales to external customers)

                                                                              % Change Due to
                                                              Total   --------------------------------
                                       2005      2004       % Change   Price      Volume/Mix  Currency
------------------------------------------------------------------------------------------------------
North America                         $79.7    $ 58.1             37%    24%          13%          0%
Latin America(1)                        1.9       1.4            ---    ---          ---         ---
Asia/Pacific                           31.3      32.3             -3%    20%         -23%          0%
Europe/Middle East/Africa              32.9      22.2             48%    32%          12%          4%
                                 ---------------------
Total                                $145.8    $114.0             28%    24%           3%          1%
======================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Sales are higher overall due to higher selling prices, primarily for acrylonitrile, and were in line with the increase in raw material costs. Selling volumes increased 3% overall. Decreased volumes in the Asia/Pacific region were partially offset by price increases. North America selling volumes were up 13% with the majority due to increased acrylonitrile sales resulting from new business.

Earnings from operations were $14.0, or 7% of sales, compared with $8.9, or 6% of sales, in 2004. The increase in earnings was primarily due to improved plant operations as most of the plant ran at capacity, while in the prior year period, the acrylonitrile plant ran at a reduced rate due to lower propylene availability and a scheduled plant maintenance shutdown. Increased raw material and energy costs of $31.2, particularly propylene and natural gas, were offset by higher selling prices of $27.9.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2005 the Company's cash balance was $114.4 compared with $323.8 at year end 2004. This decrease was primarily attributable to the use of cash to pay for a portion of the purchase price of Surface Specialties and to reduce debt.

Cash flows used in operating activities were $58.5 for 2005 compared with cash flows provided by operating activities of $58.7 for 2004. Since December 31, 2004 trade accounts receivable increased by $20.1 due to the higher level of sales while days outstanding increased approximately six days, primarily from the acquired business which has a much higher level of sales in international areas where the terms are typically longer. Miscellaneous accounts receivable decreased by $14.0 due to collection of pre-acquisition tax receivables included as part of the Surface Specialties acquisition. Inventory increased by $28.7 reflecting higher raw material costs and the downturn in demand principally in Europe. Certain of the Company's facilities in the quarter ran at reduced rates to lower inventory levels. Inventory days outstanding are up approximately two days from year end 2004 levels. Accrued expenses include payments of $20.0 in the first quarter for incentive compensation and profit sharing payouts relating to prior year results offset by current year accruals of $6.1. Cash flows from operations also include net payments of $9.0 related to the currency and interest rate derivatives entered into in connection with the Surface Specialties acquisition.

Cash flows used in investing activities were $1,456.0 for 2005 compared with $25.9 for 2004. This increase was primarily attributable to the acquisition of Surface Specialties. See below for further discussion. The increase was partly offset by $100.0 received from the sale of the Company's 50% investment in CYRO. Capital spending for the six months ended June 30, 2005 was $47.5. Capital spending for the full year is expected to approximate $100.0.

Net cash flows provided by financing activities were $1,197.1 in 2005 compared with net cash flows used in financing activities of $7.0 during 2004. This increase primarily resulted from borrowings under the Company's credit facilities used to purchase Surface Specialties.

During the first six months of 2005 the company paid two quarterly cash dividends of $0.10 per common share which aggregated $8.6. On July 22, 2005 the Board of Directors declared a $0.10 per common share cash dividend, payable on August 25, 2005 to shareholders of record as of August 10, 2005.

On February 28, 2005, the Company completed its acquisition of the Surface Specialties business of UCB for cash and stock valued at $1,799.6 subject to final working capital and other customary adjustments, of which $1,508.8 was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). In addition, there is contingent consideration up to a maximum of 50 million euros, of which 20 million euros ($26.5 at 1.32 US dollar per euro) was paid upon closing, subject to refund, and is not included in the total consideration of $1,799.6, with the balance potentially payable in 2006. The contingent consideration is included in other assets in the accompanying balance sheet and will be earned on a pro-rata basis pending the achievement of certain full-year operating results by Surface Specialties in 2005. If the contingent consideration is earned, goodwill would be increased. Based on sales volumes of the acquired product lines during the first half of the year, and estimated volumes during the second half, the Company believes that it will be entitled to a refund of all or substantially all of the contingent consideration that was paid at closing. The cash purchase price was also preliminarily adjusted as a result of working capital levels, including cash and certain debt balances which were transferred to the Company at closing.

The Company financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. The Company intends to refinance the 364-day borrowing with long-term debt. At June 30, 2005, $468.3 remains outstanding on the 364-day credit facility. Refer to Note 9 in the consolidated financial statements for other disclosures concerning the Company's debt.

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

On June 21, 2005, the Company announced that it had reached a definitive agreement to sell SSAR to affiliates of INEOS Group Limited ("INEOS") for net cash consideration of 64 million euros ($78.0 at 1.22 U.S. dollar per euro), subject to certain closing adjustments. Pursuant to regulatory approvals, the Company is required to divest SSAR by the end of August, 2005. Since its acquisition and until such time as SSAR is sold, results of its operations will be classified as discontinued operations in the Company's consolidated statement of operations.

The Company had previously entered into forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on a portion of the long-term debt that will be issued in 2005 to refinance the bank debt outstanding under the 364-day credit facility that was drawn for the acquisition of Surface Specialties. In June 2005, the Company extended the maturity date of $506.9 of the swaps to September 2005. Due to a reduction in borrowing requirements, the Company also liquidated $60.4 forward starting interest rate swap in June 2005 at a cost of $3.7. The swaps are being marked to market and recorded currently in earnings until maturity or settlement. The net pre-tax impact of the marked to market value on these swaps was a loss of $28.0 and $28.7 for the three and six month periods ended June 30, 2005 which was recorded in other income (expense). In the fourth quarter of 2004, the Company recorded a loss of $6.5 on interest rate swap transactions entered into in connection with the acquisition.

The Company had also previously entered into foreign currency forward contracts that related to approximately 87% of the euro exposure of 1.190 billion for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the six months ended June 30, 2005 of the mark to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

In connection with the acquisition, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

On June 1, 2005, the Company sold its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95.0 plus $5.0 for working capital adjustments based on preliminary estimates. The proceeds of this transaction essentially recovered the carrying value of Cytec's investment in CYRO. Estimated net after-tax proceeds realized from the sale of CYRO of $81.5 were used to reduce acquisition-related debt.

In order to take advantage of current interest rates, the Company elected to redeem the MOPPRS in May, 2005, at the optional redemption price of $141.0. The optional redemption price represented the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provided the Company with the ability to refinance this debt at a significantly lower cost and a shorter tenor. Upon redemption, the Company recognized additional interest expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements for these securities. The total expense of $22.0 was recorded in the second quarter. The $350.0 unsecured five-year revolving credit facility was used to fund a majority of the redemption of the MOPPRS.

The Company believes that it will be able to fund its operating cash requirements, planned capital expenditures and dividends for the remainder of the year from internal cash generation. Net cash realized from the divestiture of SSAR will be used to reduce acquisition-related debt.

The Company has not guaranteed any indebtedness of its remaining unconsolidated associated company.

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

OTHER

2005 OUTLOOK

In its August 5, 2005 press release, which was also filed as an exhibit to a current report on Form 8-K, the Company set forth its assumptions and management's best estimate of the full year 2005 earnings at the time based on various assumptions set forth in its press release.

The Company's guidance for 2005 outlook will be updated when it reports third quarter 2005 earnings. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

American Melamine Industries ("AMEL"), a 50% owned manufacturing joint venture with a subsidiary of DSM N.V., operates the melamine manufacturing plant with an annual production capacity of approximately 160 million pounds at the Company's Fortier facility. The Company typically uses approximately 80% to 90% of its 50% share of AMEL's production, primarily for the production of certain products sold by its Cytec Surface Specialties segment with the balance being sold to third parties. In accordance with the terms of the joint venture agreement, DSM has given the Company notice of termination of the joint venture which would be effective August 1, 2007. The Company had been and will continue to discuss future operations and ownership options of the melamine plant with DSM.

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES


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

At the end of each year, the Company determines the discount rate to be used for pension liabilities. In estimating this rate, the Company looks to rates of return on high quality, long term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. The Company discounted its U.S. future pension liabilities using a rate of 5.75% at December 31, 2004. The discount rate used to determine the value of liabilities has a significant effect on expense.

The expected rate of return on plan assets reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. The Company establishes the expected rate of return at the beginning of each fiscal year based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. The U. S. pension plan's investment mix at December 31, 2004 approximated 63% equities and 37% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

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

The Company continually evaluates its tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. The Company's tax contingency accruals are presented in the balance sheet within income taxes payable.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we typically obtain assistance from third party valuation specialists.

Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

All of these judgments and estimates can materially impact our results of operations.

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

The following factors, among others, could affect the anticipated results: the ability to integrate successfully Surface Specialties, including realization of anticipated synergies within the expected timeframes or at all, and ongoing operations of the business; the retention of current ratings on the Company's debt; changes in global and regional economies; the financial well-being of end consumers of the Company's products; changes in demand for the Company's products or in the quality, costs and availability of its raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against the Company; difficulties in plant operations and materials transportation; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

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

Commodity Price Risk: At June 30, 2005, the Building Block Chemicals segment Fortier plant's 2005 remaining forecasted natural gas utility requirements were 75% hedged utilizing natural gas forward contracts. These contracts have delivery dates ranging from July, 2005 to December, 2005. Additionally, the plant's 2006 gas utility requirements were 40% hedged at June 30, 2005, and these contracts have delivery dates ranging from January to June 2006.

At June 30, 2005, the Company held natural gas swaps with a favorable fair value of $0.3, net of taxes, which will be reclassified into Manufacturing Cost of Sales through March 2006 as these swaps are settled.

Interest Rate Risk: At June 30, 2005, the outstanding borrowings of the Company consisted of $503.6 of short-term borrowings and long-term debt, including the current portion, which had a carrying value of $1,104.9 a face value of $1,105.2 and a fair value, based on dealer quoted values, of approximately $1,102.0.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted average prevailing interest rates on our variable rate debt outstanding as of June 30, 2005, interest expense would increase/decrease by approximately $3.1 for the next fiscal quarter.

For a discussion of the interest rate derivative activities entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's Disclosure Committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are reasonably effective.

The acquisition of Surface Specialties on February 28, 2005 represents a material change in internal control over financial reporting since management's last assessment of the Company's internal controls over financial reporting which was as of December 31, 2004. The acquired Surface Specialties businesses utilize separate information and accounting systems and processes and it has not been possible to complete an evaluation and review of the internal controls over financial reporting since the acquisition was completed. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

With the exception of the Surface Specialties acquisition as noted above, there were no changes in internal controls over financial reporting that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Material developments to legal proceedings described in Cytec's 2004 Annual Report on Form 10-K and 2005 Quarterly Reports on Form 10-Q are set forth below.

In July 2005, the Supreme Court of Wisconsin held in a case in which the Company is one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their market share unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The Company expects that its liability, if any, in this case to be immaterial.

The following table presents information about asbestos claims activity during the six months ended June 30, 2005:

                                                           Six Months Ended
                                                               June 30,
                                                                 2005
                                                          ------------------
     Number of claimants associated with claims closed
      during period                                              7,744
     Number of claimants associated with claims opened
      during period                                                856
     Number of claimants at end of period                       21,059
     =======================================================================

In the second quarter of 2005, the Company increased its reserves by $2.4 as a result of its agreement in principle to settle certain claims by a third party for $2.7.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Common Stockholders on April 21, 2005. At this meeting, the following matters were voted on:

          1. Election of Directors - Messrs. Anthony G. Fernandes, David Lilley, Jerry R. Satrum and Raymond P. Sharpe were elected Directors at the Annual Meeting for terms ending at the Annual Meeting of Stockholders in 2008 by the margins set forth below. In addition, the terms of the following directors continued after that meeting: John E. Akitt, Chris A. Davis, Louis L. Hoynes, Jr., Barry C. Johnsosn, Ph.D., William P. Powell and James R. Stanley.


                         Name                    Votes For     Votes Withheld
              ---------------------------------------------------------------
              Anthony G. Fernandes             36,100,461            828,011
              David Lilley                     35,849,201          1,079,271
              Jerry R. Satrum                  36,443,832            484,640
              Raymond P. Sharpe                35,820,726          1,107,746
              ===============================================================

          2. The appointment of KPMG LLP as the Company's independent registered public accounting firm for 2005 was ratified by the following margins:

                         For                  Against             Abstain
              ---------------------------------------------------------------
                      35,704,138             1,102,266            122,068
              ===============================================================

Item 6.  EXHIBITS

         (a).     Exhibits
                  --------

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


                                                    CYTEC INDUSTRIES INC.



                                                    By: /s/ James P.Cronin
                                                    ----------------------
                                                    James P. Cronin
                                                    Executive Vice President and
                                                         Chief Financial Officer


August 8, 2005

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2005 and 2004

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