Form 10-Q
period 2005-09-30
CYTEC INDUSTRIES INC/DE/
filed 2005-11-04
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.
Yes |X| No [_].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |X| No [_].

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No |X|.

There were 46,118,689 shares of common stock outstanding at November 1, 2005.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents

                                                                                                                           Page
Part I - Financial Information

               Item 1.      Consolidated Financial Statements                                                               3
                            Consolidated Statements of Income                                                               3
                            Consolidated Balance Sheets                                                                     4
                            Consolidated Statements of Cash Flows                                                           5
                            Notes to Consolidated Financial Statements                                                      6
               Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          18
               Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     29
               Item 4.      Controls and Procedures                                                                        30

Part II - Other Information

               Item 1.      Legal Proceedings                                                                              31
               Item 6.      Exhibits                                                                                       32

Signature                                                                                                                  33
Exhibit Index                                                                                                              34

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                 --------------------------- -------------------------
                                                                       2005          2004(1)     2005        2004(1)
----------------------------------------------------------------------------------------------------------------------
Net sales                                                         $   760.8      $   433.5    $ 2,138.2    $ 1,270.7
Manufacturing cost of sales                                           599.6          332.4      1,679.0        954.1
Selling and technical services                                         53.1           34.0        155.9        103.8
Research and process development                                       17.5           10.0         50.4         29.4
Administrative and general                                             26.2           22.0         70.7         49.8
Amortization of acquisition intangibles                                 8.8            1.2         21.6          4.2
Write-off of acquired in-process research and development              --             --           37.0         --
----------------------------------------------------------------------------------------------------------------------
Earnings from operations                                               55.6           33.9        123.6        129.4
Other income (expense), net                                             6.0           (4.9)       (44.9)       (12.6)
Equity in earnings of associated companies                              0.8            2.2          7.4          3.0
Interest expense, net                                                  15.9            4.7         63.9         13.0
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                46.5           26.5         22.2        106.8
Income tax provision (benefit)                                         11.6            6.1        (17.3)        22.1
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                    34.9           20.4         39.5         84.7
Earnings from discontinued operations held for sale net of
    income tax provision of $0.2 and $0.8                               0.5           --            1.2         --
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                           35.4           20.4         40.7         84.7
Premium paid to redeem preferred stock                                 --              9.9         --            9.9
----------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders                     $    35.4      $    10.5    $    40.7    $    74.8
======================================================================================================================

Basic net earnings per common share:
Earnings from continuing operations                               $    0.76      $    0.27    $    0.88    $    1.90
Earnings from discontinued operations held for sale                    0.01           --           0.03         --
Net earnings available to common stockholders                     $    0.77      $    0.27    $    0.91    $    1.90
======================================================================================================================

Diluted net earnings per common share:
Earnings from continuing operations                               $    0.74      $    0.26    $    0.86    $    1.85
Earnings from discontinued operations held for sale                    0.01           --           0.02         --
----------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders                     $    0.75      $    0.26    $    0.88    $    1.85
======================================================================================================================

Dividends per common share                                        $    0.10      $    0.10    $    0.30    $    0.30
======================================================================================================================

(1) 2004 results have been restated to show the retroactive application of the change from the last-in, first-out ("LIFO") to the first-in, first-out
     ("FIFO") inventory method which was adopted on January 1, 2005. Refer to
     Note 1.

See accompanying Notes to Consolidated Financial Statements



                                             CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                            (Dollars in millions, except per share amounts)

                                                                                     September 30,    December 31,
                                                                                         2005           2004 (1)
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                               $  177.9       $  323.8
  Trade accounts receivable, less allowance for doubtful accounts of
     $9.1 and $6.7 in 2005 and 2004, respectively                                            480.4          248.2
  Due from related party                                                                      17.5            --
  Other accounts receivable                                                                   65.6           54.1
  Inventories                                                                                450.9          263.8
  Deferred income taxes                                                                       12.0           23.3
  Other current assets                                                                        30.7           29.3
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       1,235.0          942.5
--------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                            11.2           85.5

Plants, equipment and facilities, at cost                                                  2,063.3        1,627.2
     Less: accumulated depreciation                                                         (973.0)        (948.6)
--------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                                1,090.3          678.6
--------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
     $43.2 and $23.1 in 2005 and 2004, respectively                                          505.4           66.8
Goodwill                                                                                   1,017.6          342.4
Deferred income taxes                                                                         --             54.6
Other assets                                                                                  83.8           81.2
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $3,943.3       $2,251.6
====================================================================================================================

Liabilities
Current liabilities
  Accounts payable                                                                        $  243.3       $  138.1
  Short-term borrowings                                                                      446.7           --
  Current maturities of long-term debt                                                        89.7          119.0
  Accrued expenses                                                                           238.3          178.1
  Income taxes payable                                                                        68.8           61.5
--------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             1,086.8          496.7
--------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                               919.8          300.1
Pension and other postretirement benefit liabilities                                         410.1          348.3
Deferred income taxes                                                                         75.1           --
Other noncurrent liabilities                                                                 233.9          174.5

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 shares                                                                    0.5            0.5
Additional paid-in capital                                                                   234.9          122.8
Retained earnings                                                                          1,135.9        1,108.5
Accumulated other comprehensive income (loss):
  Unearned compensation                                                                       (2.9)          (3.1)
  Minimum pension liability                                                                 (103.7)        (108.5)
  Unrealized net gains (losses) on cash flow hedges                                            2.6           (0.5)
  Accumulated translation adjustments                                                         14.2           73.3
--------------------------------------------------------------------------------------------------------------------
                                                                                             (89.8)         (38.8)
Treasury stock, at cost, 2,030,814 shares in 2005 and 8,297,863 shares in 2004               (63.9)        (261.0)
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 1,217.6          932.0
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $3,943.3       $2,251.6
====================================================================================================================

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

See accompanying Notes to Consolidated Financial Statements


                                                CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                         (Dollars in millions)

                                                                                                Nine Months Ended
                                                                                                  September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                                  2005    2004 (1)
---------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities
Earnings from continuing operations                                                            $   39.5     $   84.7
Non cash items included in net earnings from continuing operations:
  Dividends from associated companies greater than (less than) earnings                            (4.8)        (1.9)
  Depreciation                                                                                     82.7         64.5
  Amortization                                                                                     25.2          8.6
  Deferred income taxes                                                                           (22.6)        11.4
  Write-off of acquired in-process research and development                                        37.0            -
  Amortization of write-up to fair value of finished goods purchased in acquisition                20.8            -
  Gains on sale of assets                                                                          (1.2)        (0.6)
  Unrealized loss on derivative instruments                                                        20.9            -
  Other                                                                                             2.6          0.8
Changes in operating assets and liabilities (excluding effect of acquisition):
  Trade accounts receivable                                                                         6.4       (40.4)
  Other receivables                                                                                22.2         4.8
  Inventories                                                                                       8.9       (27.6)
  Other assets                                                                                     18.9       (17.0)
  Accounts payable                                                                                (35.0)       25.0
  Accrued expenses                                                                                (20.0)        6.6
  Income taxes payable                                                                            (29.4)       (1.2)
  Other liabilities                                                                                (3.6)      (33.0)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of continuing operations                                168.5        84.7
Net cash provided by operating activities of discontinued operations                                4.9           -
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         173.4         84.7
---------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities
  Additions to plants, equipment and facilities                                                   (74.7)      (54.3)
  Proceeds received on sale of assets                                                             100.4         0.7
  Proceeds received on sale of discontinued operation                                              75.8           -
  Acquisition of business, net of cash received                                                (1,458.7)          -
  Minority interest                                                                                (0.7)          -
  Other                                                                                             1.4           -
  Advance payment received on land lease                                                              -         9.1
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (1,356.5)      (44.5)
---------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from the exercise of stock options and warrants                                         12.8        20.9
  Cash dividends                                                                                  (13.2)      (11.7)
  Proceeds from long-term debt                                                                    874.4           -
  Payments on long-term debt                                                                     (292.1)          -
  Change in short-term borrowings                                                                 467.8        (1.1)
  Deferred financing costs                                                                         (4.9)          -
  Purchase of treasury stock                                                                          -       (13.2)
  Proceeds from termination of interest rate swap                                                     -         2.9
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                             1,044.8        (2.2)
---------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                       (7.6)       (4.0)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                 (145.9)       34.0
Cash and cash equivalents, beginning of period                                                    323.8       251.1
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                       $  177.9     $ 285.1
===================================================================================================================--

(1) 2004 results have been restated to show the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management of Cytec Industries Inc. (the "Company"), these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005 to restate its previously issued financial statements for all years shown in the Company's 2004 Annual Report on Form 10-K for the following item below. Unless indicated otherwise, the terms "Company" and "Cytec" each refer collectively to Cytec Industries Inc. and its subsidiaries.

Restatement for Change in Accounting Principle: Effective January 1, 2005, the Company changed its inventory costing method for U.S. inventories from the LIFO method to the FIFO method. The Company has applied this change retroactively by restating its financial statements as required by Accounting Principles Board Opinion No. 20, "Accounting Changes," and accordingly, previously reported amounts in the accompanying financial statements have been restated for all periods presented. As a result of this change, inventories at December 31, 2004 were increased by $41.7, retained earnings were increased by $25.4 and deferred income tax assets were decreased by $16.3. See the table below for the effects on the results of operations for the three and nine month periods ended September 30, 2004 as a result of the retroactive restatement of the financial statements related to the change in accounting principle. The Company has not calculated and presented herein the impact on 2005 results as if the Company had stayed on LIFO as the information is not believed to be meaningful given the acquisition completed on February 28, 2005.

As a result of the retroactive adoption of the FIFO method of inventory valuation discussed above, net earnings and earnings per share for the three and nine month periods ended September 30, 2004 have been restated as follows:


                                                             Three Months      Nine Months
                                                                Ended            Ended
                                                             September 30,     September 30,
                                                                2004              2004
-----------------------------------------------------------------------------------------
Net earnings, as originally reported                            $  9.4            $ 71.0
Effect of retroactive adoption of FIFO                             1.1               3.8
-----------------------------------------------------------------------------------------
Net earnings, as restated                                       $ 10.5            $ 74.8
=========================================================================================

Basic net earnings per share, as originally reported            $ 0.24            $ 1.81
Effect of retroactive adoption of FIFO                            0.03              0.09
-----------------------------------------------------------------------------------------
Basic net earnings per share, as restated                       $ 0.27            $ 1.90
=========================================================================================

Diluted net earnings per share, as originally                   $ 0.23            $ 1.75
reported
Effect of retroactive adoption of FIFO                            0.03              0.10
-----------------------------------------------------------------------------------------
Diluted net earnings per share, as restated                     $ 0.26            $ 1.85
=========================================================================================



Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.

2. RECENT ACQUISITION AND RELATED EVENTS

On February 28, 2005, the Company acquired the Surface Specialties business ("Surface Specialties") of UCB Group SA ("UCB") for cash and stock valued at $1,799.6, of which $1,508.8 (euro 1,138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). During September 2005, the Company received $25.4 from UCB representing a reduction of the purchase price for finalization of working capital amounts as of the acquisition date. After considering the final working capital adjustment, the acquisition was valued at $1,774.3. In connection with the acquisition, the Company also incurred transaction costs of approximately $14.5.

In accordance with the purchase agreement, contingent consideration up to a maximum of (euro)50.0 was to be determined in January 2006 based upon 2005 year-end results, of which (euro)20.0 ($26.5 at $1.325 per euro) was prepaid at closing. In view of the parties' expectation that the contingent consideration will not be payable, the Company was refunded the payment during September 2005 provided that a final year-end determination of the actual contingent payment due, if any, will still be made.

The Company financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. During October 2005, the Company repaid the remaining amounts owed under the 364-day credit facility with a portion of the proceeds raised in a public debt offering. Refer to Note 9 for information about the Company's public debt offering that closed during October, 2005 and other disclosures concerning the Company's debt.

Upon closing, UCB became the owner of approximately 12.5% of the outstanding shares of the Company. UCB and the Company also entered into a stockholder's agreement (the "Stockholder's Agreement") which provides, subject to various exceptions, that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and which provides that UCB will be prohibited from purchasing additional shares of Cytec common stock or causing, advocating or participating in a change of control in the ownership of Cytec. The Stockholder's Agreement also contains customary terms and conditions including an obligation of UCB to vote its shares of Cytec common stock in accordance with the Company's Board of Directors' recommendation on certain matters.

The global Surface Specialties business had revenues of approximately $1,350 in 2004 which included approximately $154 of sales from the Surface Specialties amino resins ("SSAR") product line. Pursuant to regulatory approvals, the Company was required to divest SSAR. On August 31, 2005, the Company sold SSAR to affiliates of INEOS Group, Limited ("INEOS") for cash consideration of $78.0 ((euro)64.0 at 1.22 U.S. dollar per euro), subject to certain customary closing adjustments. Since acquisition, and through the date of sale, SSAR was classified as a discontinued operation in the Company's consolidated financial statements. The net proceeds realized from the divestiture of SSAR were used to reduce acquisition related debt. Refer to Note 4 for additional information relating to discontinued operations.

In late 2004, the Company entered into $642.9 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on certain debt anticipated to be issued in 2005 in connection with the acquisition. Due to a subsequent reduction in borrowing requirements, the Company liquidated $25.0 of these swaps in March 2005 at a cost of $0.4 and $60.4 of these swaps in June 2005 at a cost of $3.7. On September 29, 2005, the Company settled the remaining outstanding swaps at the same time that it priced its public debt offering. The termination payment of $27.4 was paid in October, 2005. The swaps were marked to market and recorded currently in earnings until their termination. The net pre-tax impact of the mark to market value on these swaps was a gain of $3.7 and a loss of $25.0 for the three and nine month periods ended September 30, 2005, respectively, which was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a loss of $6.5 on these swaps.

The Company had also previously entered into foreign currency forward contracts that related to approximately 87% of the euro exposure of (euro)1,190.0 for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the three months ended March 31, 2005 of the marked to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

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


-------------------------------------------------------------------------------------------
Cash                                                                              $   34.7
Current deferred tax assets                                                           26.9
Other current assets                                                                 534.3
Assets of discontinued operations held for sale                                       85.1
Property, plant and equipment                                                        460.5
Goodwill                                                                             741.9
Acquired intangible assets                                                           490.4
Acquired in-process research and development                                          37.0
Other assets                                                                          26.3
-------------------------------------------------------------------------------------------
Total assets acquired                                                             $2,437.1
===========================================================================================

Current liabilities                                                               $  292.6
Liabilities of discontinued operations held for sale                                  26.5
Long-term deferred tax liabilities                                                   184.0
Long-term debt                                                                         9.7
Other long-term liabilities                                                          135.5
-------------------------------------------------------------------------------------------
Total liabilities assumed                                                            648.3
-------------------------------------------------------------------------------------------
Net assets acquired                                                               $1,788.8
===========================================================================================


The $741.9 of goodwill is not tax deductible and was allocated to the Company's Cytec Surface Specialties segment. The preliminary purchase price allocation reflects an estimate of $527.4 of acquired intangible assets. Included in acquired intangible assets is $45.7 relating to certain trade names which have indefinite useful lives. The remaining intangibles that were acquired were assigned to customer-related ($382.6), marketing-related ($50.8) and technology-related intangibles ($11.3), and are being amortized over periods of 10 to 15 years. Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

Following are the unaudited pro forma combined results of continuing operations for the three and nine months ended September 30, 2005 and 2004 as if Cytec and Surface Specialties had been combined as of January 1, 2004 but excludes the results of SSAR which was classified as a discontinued operation while it was owned by Cytec. Additionally, the write-off of in-process research and development costs and inventory valuation adjustments were excluded from the 2005 and 2004 amounts as they are considered non-recurring charges. The pro forma results include estimates and assumptions which are subject to adjustment pending completion of the purchase price allocation. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of Cytec common stock to UCB in connection with the acquisition; the sale of SSAR on January 1, 2004; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the preliminary valuation report; amortization of deferred financing costs and the tax effects of each of these items.


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
       ----------------------------------------------------------------------------------------------------------------------
                                                                   2005            2004           2005            2004
       ----------------------------------------------------------------------------------------------------------------------
       Revenues                                                     $ 760.8         $ 730.0      $ 2,363.0       $ 2,159.1
       Earnings from continuing operations                          $  34.9         $  24.8      $    92.4       $   110.7

       Earnings from continuing operations per common share:
       Basic                                                        $  0.76         $  0.55      $    2.06       $    2.45
         Diluted                                                    $  0.74         $  0.53      $    2.01       $    2.39
       ----------------------------------------------------------------------------------------------------------------------


3. ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"). This statement is based on the principle that most exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements: In December, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. When SFAS 123R becomes effective, it will replace SFAS No. 123 and supersede Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and will require companies to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. Companies were required to implement the proposed standard no later than July 1, 2005, however, the Securities and Exchange Commission issued a statement in April, 2005 that allows registrants to implement SFAS 123R at the beginning of their next fiscal year. As required, the Company will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under SFAS 123R (see Note 5).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted by the Company in the first quarter of 2006. The Company has determined that the adoption of SFAS 151 will not have a material impact on its consolidated financial statements.

4. SALE OF DISCONTINUED OPERATION

On August 31, 2005, the Company sold SSAR to INEOS for cash consideration of
(euro)64.0 ($78.0 at 1.22 U.S. dollar per euro; $75.8 net of disposition related expenses), subject to certain customary closing adjustments. Since acquisition, and through the date of sale, SSAR was classified as a discontinued operation in the Company's consolidated financial statements. No gain or loss was realized on the sale of SSAR. The net proceeds realized from the divestiture of SSAR were used to reduce acquisition related debt.

A summary of the operating results of SSAR included in the Company's results for the three and nine months ended September 30, is as follows:


                                              Three Months Ended       Nine Months
                                                September 30,       Ended September 30,
                                                     2005*               2005 **
----------------------------------------------------------------------------------------
Revenues                                                    $ 22.5               $ 74.3
========================================================================================
Earnings before income taxes                                $  0.7               $  2.0
Income tax provision                                           0.2                  0.8
----------------------------------------------------------------------------------------
Earnings from discontinued operations                       $  0.5               $  1.2
========================================================================================

*    Represents results for the two-month period ended August 31, 2005.
**   Represents results for the six-month period ended August 31, 2005.

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

Compensation," to all stock-based employee compensation:

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                    September 30,
                                                                 2005           2004              2005           2004
---------------------------------------------------------------------------------------------------------------------------
Net earnings as reported                                         $ 35.4        $ 10.5 *           $ 40.7        $ 74.8 *
Add:
Stock-based employee compensation expense
   included in reported net earnings, net of
    related tax effects                                             0.5           0.7                1.0           1.8
Deduct:
Total stock-based employee compensation expense
   determined under fair-value-based method for all
   awards, net of related tax effects                               1.8           1.7                5.4           5.2
---------------------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                           $ 34.1        $  9.5             $ 36.3        $ 71.4
============================================================================================================================

Net earnings per share:
Basic, as reported                                               $ 0.77        $ 0.27 *           $ 0.91        $ 1.90 *
Basic, pro forma                                                 $ 0.74        $ 0.24             $ 0.81        $ 1.82
Diluted, as reported                                             $ 0.75        $ 0.26 *           $ 0.88        $ 1.85 *
Diluted, pro forma                                               $ 0.72        $ 0.23             $ 0.79        $ 1.76
---------------------------------------------------------------------------------------------------------------------------

* 2004 results have been restated to show the effect of the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

The fair value of each stock option granted before January 1, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter ended September 30, 2004:

                                                  2004
---------------------------------------------- ------------
Expected life (years)                                 5.7
Expected volatility                                  46.6%
Expected dividend yield                               1.0%
Risk-free interest rate                               3.4%
Weighted average fair value per option             $16.20
---------------------------------------------- ------------

For stock options granted after January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial-lattice option valuation model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, the Company believes that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the quarter ended September 30, 2005 are noted in the following table:

                                                        2005
------------------------------------------------- ---------------
Expected life (years)                                       5.8
Expected volatility                                        38.5%
Expected dividend yield                                    0.84%
Range of risk-free interest rate                     2.1% - 4.2%
Weighted average fair value per option                   $17.78
------------------------------------------------- ---------------

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

The following shows the reconciliation of weighted average shares:

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                -----------------------------------------------------------------------
                                                      2005                2004           2005               2004
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:                   46,238,564         39,583,804     44,861,210         39,302,298
Effect of dilutive shares:
    Options                                               976,112          1,352,877      1,090,970          1,098,512
    Performance/Restricted Stock                          113,261             91,560         90,510             83,367
-----------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding                    47,327,937         41,028,241     46,042,690         40,484,177
=======================================================================================================================

Stock options to purchase 913,850 shares of common stock were outstanding during the three and nine months ended September 30, 2005 but were excluded from the above calculation because their inclusion would have an anti-dilutive effect on earnings per share.

7. INVENTORIES

Effective January 1, 2005, the Company changed its inventory costing method for U.S. inventories from the LIFO method to the FIFO method. Refer to Note 1.

Inventories consisted of the following:

                                   September 30,     December 31,
                                      2005              2004*
--------------------------------------------------------------------
Finished goods                          $ 288.8            $ 165.0
Work in process                            25.1               20.6
Raw materials & supplies                  137.0               78.2
--------------------------------------------------------------------
Total inventories                       $ 450.9            $ 263.8
=====================================================================

* Balances at December 31, 2004 have been restated to show the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005


8. EQUITY IN EARNINGS OF ASSOCIATED COMPANIES AND MINORITY INTERESTS

Through May 31, 2005, the Company had one associated company that was material to its operations, CYRO Industries ("CYRO"), a 50% owned joint venture. On June 1, 2005, the Company sold its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95.0 plus $5.4 for working capital adjustments. The proceeds of this transaction essentially recovered the carrying value of Cytec's investment in CYRO. Net after-tax proceeds realized from the sale of CYRO were utilized to reduce $81.5 of acquisition-related debt.

Upon acquisition of Surface Specialties, Cytec acquired a 50% ownership interest in SK Cytec Co., Ltd. ("SK Cytec"), a joint venture that manufacturers and sells certain similar products to those sold by Surface Specialties. The operations of SK Cytec are not material to the operations of the Company.

Summarized financial information for the Company's equity in earnings of CYRO and SK Cytec during the periods of ownership and included in the Company's results for the three and nine months ended September 30, are as follows:



                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                            2005            2004           2005            2004
----------------------------------------------------------------------------------------------------------------------

Net sales                                                        $ 6.7          $ 83.7         $162.2         $ 232.9
Gross profit                                                     $ 2.1          $ 11.7         $ 30.9         $  31.2
Net earnings                                                     $ 1.4          $  4.3         $ 14.4         $   5.9
Equity in earnings of associated company                         $ 0.8          $  2.2         $  7.4         $   3.0
----------------------------------------------------------------------------------------------------------------------

Upon acquisition of Surface Specialties, Cytec also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and amount to $0.1 and $0.3, respectively, for the three and nine months ended September 30, 2005. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and total $2.0 as of September 30, 2005.

9. DEBT

The Company funded a majority of the cash portion of the purchase price of the Surface Specialties acquisition with bank debt. The Company borrowed $725.0 under its unsecured five-year term loan facility and $600.0 under its unsecured 364-day credit facility both at interest rates based on a floating LIBOR rate plus an applicable margin which is based on the Company's credit rating and is subject to change and both containing covenants that are customary for such facilities. The $725.0 facility requires a payment of the lesser of $72.5 or the then outstanding balance each December from 2005 through 2008 with a final payment due February 2010. At September 30, 2005, $618.8 was outstanding under the $725.0 facility.

During October 2005, Cytec sold $250.0 principal amount of 5.5% Notes due October 1, 2010 and $250.0 principal amount of 6.0% Notes due October 1, 2015 (the "5-Year Notes" and the "10-Year Notes," respectively, and collectively, the "Notes"). The Notes were offered under the Company's $600.0 shelf registration statement. The Company received approximately $495.1 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The net proceeds from the offering were used to repay all amounts outstanding under our unsecured 364-day facility and our revolving credit facility, which as of September 30, 2005 approximated $417.5 and $66.2, respectively. The 364-day facility is now terminated. The weighted average interest rate on the acquisition related debt which included the 364-day facility was 3.69% at September 30, 2005. The Notes will pay interest on each April 1 and October 1, commencing on April 1, 2006 through their respective due dates. The Notes are unsecured and subordinated to any secured indebtedness of Cytec. The Notes may be redeemed, in whole or in part, at the option of the Company at any time subject to a prepayment adjustment.

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

Long-term debt, including the current portion, consisted of the following:

                                                                          September 30, 2005
                                                                                       Carrying
                                                                          Face          Value
-------------------------------------------------------------------------------------------------
Five-Year Term Loan Due February 15, 2010                                  $  618.8      $  618.8
6.75% Notes Due March 15, 2008                                                100.0          98.7
Five-Year Revolving Credit Due February 15, 2010                               66.2          66.2
4.60% Notes Due July 1, 2013                                                  200.0         201.7
Other                                                                          24.1          24.1
--------------------------------------------------------------------------------------------------
                                                                            1,009.1       1,009.5
Less: Current maturities                                                       89.7          89.7
--------------------------------------------------------------------------------------------------
Long-term debt                                                             $  919.4      $  919.8
==================================================================================================

10. CONTINGENCIES AND COMMITMENTS

Environmental Matters

The Company is subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2005 and December 31, 2004, the aggregate environmental related accruals were $103.9 and $70.7, respectively. The increase primarily relates to the preliminary estimate of liabilities assumed upon the acquisition of Surface Specialties related to the remediation at certain manufacturing sites, primarily located in Europe. As of September 30, 2005 and December 31, 2004, $6.0 and $10.0, respectively, of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2005 and 2004 was $2.2 and $1.2, respectively and for the nine months ended September 30, 2005 and 2004 was $4.4 and $6.0, respectively.

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

A further discussion of environmental matters can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

Other Contingencies

The Company is the subject of numerous lawsuits and claims incidental to the conduct of its or certain of its predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, contractual, employment and intellectual property matters.

As of September 30, 2005 and December 31, 2004, the aggregate self-insured and insured contingent liability was $67.7 and $68.4, respectively, and the related insurance receivable was $38.5 at September 30, 2005 and $37.9 at December 31, 2004. The liability related to asbestos claims included in the above amounts at September 30, 2005 and December 31, 2004 was $48.3 and $50.4, respectively, and the related insurance receivable was $34.6 at September 30, 2005 and $34.2 at December 31, 2004. The Company anticipates receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the asbestos claims against the
Company:

                                                                     Nine Months
                                                                       Ended               Year Ended
                                                                     September 30,        December 31,
                                                                          2005                2004
----------------------------------------------------------------------------------------------------------
Number of claimants associated with claims closed during period           8,560                3,540
Number of claimants associated with claims opened during period           1,434                4,532
Number of claimants at end of period                                     20,821               27,947
==========================================================================================================

It should be noted that the ultimate liability and related insurance recovery for all pending and anticipated future asbestos claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of the liability and insurance recovery. These variables include but are not limited to: (i) significant changes in the number of future claims; (ii) significant changes in the average cost of resolving claims; (iii) changes in the nature of claims received; (iv) changes in the laws applicable to these claims; and (v) financial viability of co-defendants and insurers.

The Company is among several defendants in approximately 30 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to lead pigment that was used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead-based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead-based paint; and plaintiffs' attorneys' fees. The Company believes that the suits are without merit and is vigorously defending against all such claims. Accordingly, no loss contingency has been recorded. The Company has access to a substantial amount of primary and excess general liability insurance for property damage and believes these policies are available to cover a significant portion of both its defense costs and indemnity costs, if any, for lead pigment-related property damage claims.

In July 2005, the Supreme Court of Wisconsin held in a case in which the Company was one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The Company settled this case for an immaterial amount. Although similar cases may be filed in Wisconsin, the Company does not believe that its liability, if any, in such cases will be material, either individually or in the aggregate.

In June 2005, the Company reached an agreement with one of its insurers and reached an agreement in principle with a second insurer regarding the payment of past and future defense costs associated with the lead pigment litigation. Through the nine months ended September 30, 2005, the Company was reimbursed $3.6 relating to the recovery of past and current year defense costs under the first agreement. Also for the three and the nine months ended September 30, 2005, the Company recorded in other income (expense), net, $1.4 and $2.9, respectively, primarily related to the recovery of past defense costs from these insurers.

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

In the second quarter of 2005, the Company increased its reserves by $2.4 as a result of its agreement in principle, which was signed in the third quarter, to settle certain claims by a third party for $2.7.

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

From time to time the Company is also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies subject to litigation are recorded when they are realized. A receivable for gain contingencies which the Company is confident will be realized without resort to litigation is recorded based upon the counterparty's most recent settlement offer.

A further discussion of other contingencies can be found in Note 10 of the Notes to the Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

Commitments

The Company frequently enters into long-term contracts with customers with terms that vary depending on specific industry practices. The Company's business is not substantially dependent on any single contract or any series of related contracts. Descriptions of the Company's significant sales contracts at year end are set forth in Note 10 of the Notes to Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

Set for the below are more specific terms about the Company's significant contracts entered into during 2005:

The Company is obligated to manufacture a customer's requirements for certain resins utilized in the automotive industry under a long-term manufacturing agreement which may be terminated upon two years prior written notice.

11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and nine months ended September 30, are as follows:

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                            2005               2004 *          2005           2004 *
----------------------------------------------------------------------------------------------------------------------
Net earnings as reported                                        $ 35.4          $ 20.4         $ 40.7          $ 84.7
Other comprehensive income (loss):
     Minimum pension liability adjustments                        (0.2)             --            4.8              --
     Unrealized gain (loss) on cash flow hedges                    2.3             0.5            3.1             0.3
     Foreign currency translation adjustments                      3.0             9.4          (59.1)           (7.1)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $ 40.5          $ 30.3         $(10.5)         $  77.9
======================================================================================================================

* 2004 results have been restated to show the retroactive application of the change from the LIFO to the FIFO inventory method which was adopted on January 1, 2005. Refer to Note 1.

12. INCOME TAXES

The Company recognized a tax expense of $11.6 (effective tax rate of 25%) from continuing operations for the three months ended September 30, 2005 and a tax benefit of $17.3 (effective tax rate benefit of 78%) for the nine months ended September 30, 2005 versus an effective tax rate of 23% and 21% respectively, in 2004. The Company's 2005 effective tax rate for the quarter and year to date was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense due to the completion of tax audits of various prior years as discussed below. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the Company's underlying annual effective tax rate for the nine months ended September 30, 2005 was 26%, down from the 27% that was estimated for the first six months of 2005. This rate reflects the Company's continued earnings growth in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling received in the first quarter of 2004. The Company's underlying effective tax rate for the comparable period in 2004 was 23%. The increase in the underlying rate for 2005 is due to the acquisition of Surface Specialties which operates in a mix of countries with higher effective tax rates than the countries in which the heritage Cytec business operated.

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

In May, 2005, the Company received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of the Company's European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, is approximately 84.0 Norwegian krone ($12.9) as of September 30, 2005. This final assessment reflects a 20.7 Norwegian krone decrease in the assessed tax liability compared with the prior audit report issued by the tax authorities. As a result, the Company recorded a corresponding reduction in tax expense of approximately $4.2, including interest, in the quarter ended June 30, 2005 to reflect this final assessment. The Company has retained tax counsel to assist in the defense of the final assessment since the issue will likely be litigated given the Company's vigorous defense in protesting the increase of taxable income. Notwithstanding the Company's meritorious defenses in this matter, in prior years as this matter developed, the Company accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability of the assessment. In October 2005, the Company received notice from the Norwegian authorities demanding a tax payment of 55.0 Norwegian krone ($8.5) with respect to the above matter. The Company is currently evaluating its response to this demand but will likely deposit such amount with the tax authorities in the fourth quarter of 2005 pending final resolution of the matter. Assuming the dispute resolution process follows a normal course, a complete resolution of the Norwegian issue will probably not occur until late 2006.

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

13. OTHER FINANCIAL INFORMATION

On July 21, 2005 the Board of Directors declared a $0.10 per common share cash dividend, paid on August 25, 2005 to shareholders of record as of August 10, 2005. Cash dividends paid in the third quarter of 2005 and 2004 were $4.6 and $3.9, respectively, and for the nine months ended September 30, 2005 and 2004 were $13.2 and $11.7, respectively. On October 20, 2005 the Board of Directors declared a $0.10 per common share cash dividend, payable on November 25, 2005 to shareholders of record as of November 10, 2005.

Income taxes paid for the nine months ended September 30, 2005 and 2004 were $42.8 and $10.4, respectively. Income taxes paid during the nine months ended September 30, 2005 included $16.5 of pre-acquisition income tax liabilities of Surface Specialties for which reimbursement from UCB has been arranged. Interest paid for the nine months ended September 30, 2005 and 2004 was $53.6 and $15.7, respectively. Interest paid for the nine months ended September 30, 2005 included interest charges of $21.0 which resulted from the redemption of the MOPPRS prior to their final maturity.

Included in due from related party on the accompanying balance sheet are certain tax reimbursements to be received from UCB in accordance with the terms of the purchase agreement entered into in connection with the acquisition of Surface Specialties. Additionally, in connection with certain transition services agreements entered into with UCB upon closing of the purchase of Surface Specialties, included in accrued expenses at September 30, 2005 are $4.9 related to such agreements. Through September 30, 2005, results of operations reflect expenses of $11.6 recognized under these agreements.

On September 30, 2004, the Company redeemed its Series C Cumulative Preferred Stock for $10.0 in cash which had a liquidation value of $0.1. As a result, a charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred.

For the three months ended September 30, 2005, the Company recorded in administrative and general, $1.1 of employee severance costs which are expected to be paid during the fourth quarter.

14. SEGMENT INFORMATION

Effective with the acquisition of Surface Specialties, the Company realigned its organizational and reporting structure. The following tables disclose net sales and earnings (loss) from operations under the new reporting structure for all periods presented. The total assets of the Cytec Surface Specialties segment includes the assets acquired on February 28, 2005 (refer to Note 2). Also total assets of $249.1 were transferred to the Cytec Performance Specialties segment on January 1, 2005.

Summarized information for the Company's four segments is as follows:



                                            Three Months Ended                           Nine Months Ended
                                              September 30,                                September 30,
                                     ---------------------------------           -----------------------------------
                                        2005                 2004                    2005                  2004
                                     -----------          ------------           -------------         -------------
Net sales

Cytec Performance Specialties
     Sales to external customers      $  172.4            $    176.1              $    531.6            $    497.5
     Intersegment sales                    1.1                   1.3                     3.9                   3.4
Cytec Surface Specialties                392.8                  76.0                   996.4                 229.5
Cytec Engineered Materials               135.7                 121.2                   404.5                 369.6
Building Block Chemicals
     Sales to external customers          59.9                  60.2                   205.7                 174.1
     Intersegment sales                   13.7                  19.6                    58.5                  59.7
                                         -------             ---------               ---------             ---------
Net sales from segments                  775.6                 454.4                 2,200.6               1,333.8
Elimination of intersegment revenue      (14.8)                (20.9)                  (62.4)                (63.1)
                                         -------             ---------               ---------             ---------
Net sales                             $  760.8            $    433.5              $  2,138.2            $  1,270.7
=============================================================================================================================
                                                  % of                  % of                    % of                  % of
                                                 sales                 sales                   sales                  sales
                                                 -------               -------                 -------               --------
Earnings (loss) from operations

Cytec Performance Specialties         $   14.6       8%   $     13.5       8%     $     45.8       9%   $     33.9        7%
Cytec Surface Specialties                 22.2       6%          7.3      10%            1.8       0%         27.8       12%
Cytec Engineered Materials                27.6      20%         19.5      16%           76.3      19%         69.6       19%
Building Block Chemicals                  (4.3)     -6%          3.7       5%            9.7       4%         12.5        5%
                                         -------             ---------               ---------             ---------
Earnings from segments                    60.1       8%         44.0      10%          133.6       6%        143.8       11%

Corporate and Unallocated                 (4.5)                (10.1)                  (10.0)                (14.4)
                                         -------             ---------               ---------             ---------
Earnings from operations              $   55.6       7%   $     33.9       8%     $    123.6       6%   $    129.4       10%
============================================================================================================================

                                      -16-

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment. The 2004 beginning balances have been restated to reflect the new organizational structure referred to in Note 14:


                                        Cytec         Cytec Surface        Cytec
                                     Performance                        Engineered
                                     Specialties       Specialties       Materials        Corporate           Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                 $  63.6          $  30.7          $ 247.4            $  0.7          $  342.4
     2005 Acquisition (Note 2)                   -            741.9                -                 -             741.9
     Currency translation                      0.7            (61.2)             0.1                 -             (60.4)
     Other                                       -                -             (6.3)                -              (6.3)
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                $  64.3          $ 711.4          $ 241.2            $  0.7          $1,017.6
==========================================================================================================================

The Company recorded a reduction to goodwill of $6.3 as a result of the favorable resolution of a tax contingency related to an acquisition that occurred in a prior reporting period.

Other acquisition intangibles as of September 30, 2005 and December 31, 2004, consisted of the following major classes:

                           Weighted                                        Accumulated
                            Average      Gross carrying value              amortization                Net carrying value
                        Useful Life  -------------------------------------------------------------------------------------------
                                       September     December 31,     September    December 31,     September      December 31,
                                             30,                            30,                           30,
                            (years)         2005             2004          2005            2004          2005              2004
                        --------------------------------------------------------------------------------------------------------
Technology-based               15.3        $52.7            $42.5       $(14.3)         $(12.2)        $ 38.4             $30.3
Marketing-related              15.4         60.0             11.6         (7.6)           (4.0)          52.4               7.6
Marketing-related        indefinite         41.8                -             -               -          41.8                 -
Customer-related               15.0        394.1             35.8        (21.3)           (6.9)         372.8              28.9
--------------------------------------------------------------------------------------------------------------------------------
Total                                     $548.6            $89.9       $(43.2)         $(23.1)        $505.4             $66.8
================================================================================================================================

Amortization of acquisition intangibles for the three months ended September 30, 2005 and 2004 was $8.8 and $1.2, respectively and for the nine months ended September 30, 2005 and 2004 were $21.6 and $4.2, respectively. Amortization expense for the nine months ended September 30, 2005 includes seven months of amortization of the acquisition intangibles associated with the Company's purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal year 2005 is $29.7 and for the years 2006 through 2009 is $34.1 per year. Included in marketing-related intangibles at September 30, 2005 is $41.8 relating to certain trade names purchased upon acquisition of Surface Specialties which have indefinite useful lives.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

A further discussion regarding the Company's derivative financial instruments and commodity hedging activities at year-end can be found in Note 4 to the Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

Derivative Financial Instruments

On September 29, 2005, the Company entered into (euro)207.9 of five-year cross currency swaps and (euro)207.9 of ten-year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for an exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the 5-Year swaps, the Company will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the 5-Year swaps. With respect to the 10-Year swaps, the Company will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the 10-Year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the US dollar to euro exchange rates on certain Euro denominated intercompany receivables the Company has with its subsidiaries.

As of September 30, 2005, the Company had $49.3 of euro forward contracts outstanding. The forward contracts plus the euro-denominated bank borrowings, naturally hedge the Company's euro-denominated inter-company loans receivable and provide a hedge of the Company's net investment in Cytec Surface Specialties SA/NV.

As of September 30, 2005, including the impact of the outstanding euro forward contracts, the Company's total debt of $1,456.2 is denominated approximately 59% in euros, 40% in dollars and the balance denominated in various other currencies.

Commodity Hedging Activities

At September 30, 2005, the Building Block Chemicals segment Fortier plant's 2005 remaining forecasted natural gas utility requirements were 82% hedged utilizing natural gas forward contracts at an average cost of $7.41 per MMBTU. These contracts have delivery dates ranging from October, 2005 to December, 2005. Additionally, the plant's 2006 gas utility requirements were 23% hedged at September 30, 2005 at an average cost of $7.98 per MMBTU, and these contracts have delivery dates ranging from January to July, 2006.

In addition, at September 30, 2005, the Company held natural gas swaps with a favorable fair value of $6.0, net of taxes, which will be reclassified into Manufacturing Cost of Sales as product is sold.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for the Company's pension and postretirement benefit plans was as follows:

                                                    Pension Plans                       Postretirement Plans
                                           ---------------------------------        -----------------------------
                                                             Three Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                    2005               2004                2005             2004
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        6.0       $        3.5       $         0.4      $      (0.1)
       Interest cost                                8.3                8.5                 2.9              2.2
       Expected return on plan assets              (9.3)             (10.3)               (0.9)            (1.1)
       Net amortization and deferral                3.6                2.7                (2.5)            (2.7)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $        8.6       $        4.4       $        (0.1)     $      (1.7)
       ----------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                    2005               2004                2005             2004
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $       17.6       $       10.8       $         0.9      $       0.8
       Interest cost                               26.2               25.9                10.1             10.7
       Expected return on plan assets             (29.1)             (29.1)               (3.5)            (3.7)
       Net amortization and deferral                9.6                5.8                (7.8)            (7.9)
                                              -----------        -----------        ------------       ----------
        Net periodic cost                  $       24.3       $       13.4       $        (0.3)     $      (0.1)
       ==========================================================================================================

The Company disclosed in its 2004 consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $15.8 and $20.5, respectively, to its pension and postretirement plans in 2005. The Company now expects to contribute approximately $11.0 and $19.5, respectively, to these plans in 2005. Through September 30, 2005, $8.2 and $12.5 in contributions were made, respectively. The Company makes these voluntary contributions as a part of its normal financial planning. In conjunction with the acquisition, the Company is in the process of evaluating its pension and post-retirement plans and related funding requirements and, as such, contributions relating to the acquired businesses have not been included in contributions amounts discussed above.

The Company also sponsors various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on the Company's financial performance. Amounts expensed related to these plans for the three months ended September 30, 2005 and 2004 were $4.6 and $4.3, respectively, and for the nine months ended September 30, 2005 and 2004 were $13.7 and $12.1, respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currencies are in millions, except per share amounts. Percentages are approximate.

GENERAL

Cytec is a global specialty chemicals and materials company and sells its products to diverse major markets for aerospace, automotive and industrial coatings, chemical intermediates, mining, plastics and water treatment. Sales volume by region and the impact of exchange rates are important measures that are analyzed by management.

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

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of the Company's raw materials are derived from these two commodities. Key raw materials for the Specialty Chemicals and Building Block Chemicals segments are propylene, ammonia, methanol derivatives, acrylic acid and natural gas for energy. Key raw materials for the Cytec Engineered Materials segment are carbon fiber and various resins. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of the Company's raw materials. Due to recent hurricane activity in the Gulf region, the Company is now experiencing further increases in the cost of natural gas and oil-related raw materials. The Company may not be able to pass along all of the recent increases in the form of higher selling prices. For a discussion of market risks at year-end, refer to "Customers and Suppliers" in Part I, Item 1. "Business," contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

QUARTER ENDED SEPTEMBER 30, 2005, COMPARED WITH QUARTER ENDED SEPTEMBER 30, 2004

Consolidated Results

Net sales for the third quarter of 2005 were $760.8 compared with $433.5 for the third quarter of 2004, an increase of 76% of which 73% was due to the acquisition of Surface Specialties, selling prices increased 4%, exchange rate changes increased sales 1% and selling volumes were down 2%. On a segment basis the Cytec Engineered Materials sales increase was associated primarily with increased selling volumes to the large commercial aircraft and rotorcraft sectors. The Cytec Performance Specialties segment experienced a decrease in sales due to lower selling volumes, however the segment benefited from price increases as well as from the net favorable impact of exchange rate changes. Cytec Surface Specialties sales increased as a result of the acquisition of Surface Specialties. The Building Block Chemicals segment sales decreased slightly due to a decrease in selling volumes as a result of the impact of the hurricanes, Katrina and Rita, and slowing demand offset somewhat by higher selling prices.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $599.6, or 78.8% of net sales in the third quarter of 2005 compared with $332.4 or 76.7% of sales for the comparable period of 2004. The direct impact from the hurricanes was $5.2 related to maintenance and repair costs, extra labor and related expenses, energy and start up costs plus an estimated $3.9 due to lost production and the corresponding fixed cost absorption and related sales loss. Raw material and energy costs increased $8.8 versus the comparable period of 2004. Exchange rate changes increased cost of sales approximately $0.8.

Selling and technical services was $53.1 in 2005 versus $34.0 in the prior year. This increase was primarily attributable to the inclusion of expenses related to Surface Specialties as heritage selling and technical services expenses remained flat.

Research and process development was $17.5 in 2005 versus $10.0 in the prior year. This increase was primarily attributable to the inclusion of expenses related to Surface Specialties with a base decrease in heritage research and process development expenses of $0.8.

Administrative and general expenses were $26.2 in 2005 versus $22.0 in the prior year. This increase was primarily attributable to the inclusion of expenses relating to Surface Specialties and a charge of $1.1 related to employee severance costs. Included in the third quarter of 2004 is a charge of $8.0 related to the settlement of the carbon fiber class action lawsuit and several other minor litigation matters.

Amortization of acquisition intangibles was $8.8 in 2005 versus $1.2 in the prior year. This increase resulted from the inclusion of amortization expense relating to the intangibles which resulted from the acquisition of Surface Specialties.

Other income (expense), net was income of $6.0 in 2005 compared with expense of $4.9 in the prior year. Included in the 2005 results was a gain of $3.7 related to derivative contracts entered into to hedge interest rate exposure associated with the debt offering which closed in October, 2005 as well as a $1.4 benefit related to the recovery of past lead litigation defense costs from an insurance carrier. Included in the 2004 quarter was a charge of $2.0 in connection with the settlement of a series of disputed matters with the holder of the Series C Cumulative Preferred Stock ("Series C Stock").

Equity in earnings of associated companies was $0.8 in 2005 versus $2.2 in the prior year. The decrease in earnings was primarily due to the inclusion in 2004 of the results from of CYRO. On June 1, 2005, the Company sold its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $15.9 in 2005 as compared with $4.7 in the prior year. The increase resulted from a higher outstanding weighted-average debt balance during 2005 resulting from the debt incurred in connection with the Company's acquisition of Surface Specialties.

The Company recognized a tax provision of $11.6, or 25%, on earnings from continuing operations for the quarter ended September 30, 2005. For the quarter ended September 30, 2004, the effective tax rate was a tax provision of 23%. The Company's effective tax rate for the third quarter of 2005 was unfavorably impacted by U.S. hedging gains and favorably impacted by a reduction in income tax expense related to the decrease in the underlying annual effective tax rate for the first six months of 2005 to 26% from 27%. This reduction in income tax expense did not apply to the hedge losses and MOPPRS redemption for which taxes were recorded at higher rates and the write off of in-process research and development costs from the acquisition which are not tax deductible. Excluding these items, the Company's underlying annual effective tax rate for the quarter ended September 30, 2005 was 26 %.

Earnings from discontinued operations were $0.5 and reflect the results of SSAR for the two months ended August 31, 2005, the date on which the Company divested SSAR.

On September 30, 2004, the Company redeemed its Series C Stock for $10.0 in cash which had a liquidation value of $0.1. As a result, a charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock during the quarter ended September 30, 2004.

Net earnings available to common stockholders for 2005 were $35.4 ($0.75 per diluted share) compared with net earnings for 2004 of $10.5 ($0.26 per diluted share) or an increase of $24.9 after tax earnings. Included in the current quarter is an after tax gain of $2.4 related to interest rate derivative transactions associated with the Surface Specialties acquisition and a restructuring charge of $0.8 after tax related to employee severance. The remainder of the increase is due to higher earnings.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below and reflect the new organizational and reporting structure of the Company's reportable segments for all periods presented.

Cytec Performance Specialties


                                                                                                     % Change Due to
                                                                             Total       ----------------------------------------
                                                 2005         2004         % Change       Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                    $66.2        $68.0             -3%            9%         -12%             0%
Latin America                                     30.1         27.0             11%            1%           2%             8%
Asia/Pacific                                      23.8         28.3            -16%            3%         -21%             2%
Europe/Middle East/Africa                         52.3         52.8             -1%            4%          -5%             0%
                                             ------------- ------------
Total                                           $172.4       $176.1             -2%            5%          -9%             2%
==================================================================================================================================

Overall selling volume decreased 9% and is primarily attributable to decreased sales in all product lines except phosphines. Sales volumes were down 12% in North America due to the Company's decision to give up low margin business in certain product lines, the impact on customer orders caused by the hurricanes and continuing sluggish demand. Also mining chemicals was impacted by certain customer strikes. Sales volumes were down 21% in Asia/Pacific and primarily resulted from the Company's decision to give up low margin business and softening demand in the polymer additives product line. Net price increases in North America and Europe, primarily for water treatment chemicals, partly offset the net decrease in volumes.

Earnings from operations were $14.6, or 8% of sales, compared with $13.5, or 8% of sales, in 2004. The increase in earnings is primarily attributable to price increases of $9.0 and net favorable exchange rate changes of $2.8 partially offset by decreased selling volumes particularly in the polymer additives product line and higher raw material and energy costs of $2.4.

Cytec Surface Specialties


                                                                                                   % Change Due to
                                                                                         ----------------------------------------
                                                                              Total                  Acquisition/
                                                 2005         2004         % Change       Price         Volume        Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                    $109.4        $38.0           188%            5%             183%            0%
Latin America                                      15.8          4.1           285%           -5%             283%            7%
Asia/Pacific                                       61.8         16.0           286%            0%             284%            2%
Europe/Middle East/Africa                         205.8         17.9         1,050%            2%           1,047%            1%
                                             ------------- ------------
Total                                            $392.8        $76.0           417%            3%             413%            1%
=================================================================================================================================

For all regions, selling volumes increased 413% primarily as a result of the inclusion of sales attributable to the acquisition of Surface Specialties. For the acquired businesses, on a pro-forma basis, volumes were down about 4%, selling prices were up 10% and exchange was up 1%. Heritage volumes decreased 3% which was primarily attributable to weak demand in North America and Europe.

Earnings from operations were $22.2, or 6% of sales, compared with $7.3 or 10% of sales in 2004. The increase in earnings is primarily attributable to the inclusion of results of operations attributable to Surface Specialties. Price increases of $2.1 and the effect of favorable exchange rates of $0.9 more than offset higher heritage raw material and energy costs of $2.3.

Cytec Engineered Materials


                                                                                                  % Change Due to
                                                                             Total       ----------------------------------------
                                                 2005         2004          % Change      Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                  $ 89.0       $ 80.8              10%            0%              10%            0%
Latin America(1)                                  0.3          0.6              ---       ---              ---           ---
Asia/Pacific                                      8.5          5.1              67%            4%              63%            0%
Europe/Middle East/Africa                        37.9         34.7               9%            4%               5%            0%
                                             ------------- ------------
Total                                          $135.7       $121.2              12%            2%              10%            0%
=================================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 10% which were led by increases in the North America, Europe/Middle East/Africa and the Asia/Pacific regions. The increases resulted largely from sales to the large commercial aircraft and rotorcraft sectors primarily due to increased build rates for these aircraft and new business.

Earnings from operations were $27.6, or 20% of sales, compared with $19.5, or 16% of sales, in 2004. The increase was primarily attributable to higher selling volumes and the resulting leverage as well as selling price increases offsetting higher raw material and energy costs.

Building Block Chemicals


                                                                                                   % Change Due to
                                                                             Total       ----------------------------------------
                                                  2005          2004        % Change      Price      Volume/Mix       Currency
------------------------------------------- -------------- ------------ ---------------- --------- ---------------- -------------
North America                                  $  30.7      $  29.9              3%           13%             -10%            0%
Latin America(1)                                   0.9          0.9              --           --               --            --
Asia/Pacific                                       6.7         20.3             -67            3%             -70%            0%
Europe/Middle East/Africa                         21.6          9.1            136%           23%             113%            0%
                                            -------------- ------------
Total                                          $  59.9      $  60.2              0%           11%             -11%            0%
=================================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes decreased 11% primarily due to the reduced production levels at the Fortier, Louisiana manufacturing facility and the interruption of its natural gas supply, both of which related to the impact of Hurricanes Katrina and Rita. The sale of acrylonitrile into the Asia/Pacific region decreased from the prior year as product was repositioned into the Europe/Middle East/Africa region in order to maximize returns. Sales of hydrocyanic acid and sulfuric acid in North America were also negatively impacted by forced plant outages due to the storms.

Loss from operations was $4.3 or 6% of sales, compared with earnings from operations of $3.7, or 5% of sales, in 2004. The direct impact from the hurricanes was $5.2 related to maintenance and repair costs, extra labor and related expenses, energy and start up costs plus an estimated $3.9 due to lost production and the corresponding fixed cost absorption and related sales loss. Higher selling prices of $6.3 more than offset higher raw material and energy costs of $4.5.

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Consolidated Results

Net sales for the first nine months of 2005 were $2,138.2 compared with $1,270.7 for the prior year period, up 68% of which 60% is due to the inclusion of sales from Surface Specialties which was acquired on February 28, 2005. The Cytec Performance Specialties segment experienced increased sales which resulted primarily from selling price increases as well as from the net favorable impact of exchange rates. The Cytec Engineered Materials segment sales increase is principally volume related, primarily from increased sales to the large commercial transport and rotorcraft sectors. The Building Block Chemicals segment sales increased principally from higher selling prices, while volumes decreased. Net sales and operating results for the Building Blocks segment were significantly impacted by the effects of hurricanes Katrina and Rita.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $1,679.0 or 78.5% of net sales for the first nine months of 2005 compared with $954.1 or 75.1% of net sales during the prior year period. Manufacturing cost of sales was impacted primarily by the following items: higher raw material and energy costs of $69.4; a charge of $20.8 related to purchase accounting for finished goods inventory of the acquired business recorded at fair value which exceeded normal manufacturing cost and the direct impact from the hurricanes of $5.2 related to maintenance and repair costs, extra labor and related expenses, energy and start up costs plus an estimated $3.9 due to lost production and the corresponding fixed cost absorption. The remainder of the increase is primarily due to the inclusion of the acquired Surface Specialties business.

Selling and technical services was $155.9 in 2005 versus $103.8 in the prior year. This increase was primarily attributable to the inclusion of seven months of expenses relating to Surface Specialties with an increase in heritage selling and technical services expenses accounting for $5.1 of which $0.8 was for employee severance costs, $1.8 from unfavorable exchange rate changes and the remainder of the increase is the result of increased investments in people and qualification work in the Cytec Engineered Materials segment.

Research and process development was $50.4 in 2005 versus $29.4 in the prior year. This increase was primarily attributable to the inclusion of seven months of expenses relating to Surface Specialties and $0.5 related to employee severance costs.

Administrative and general expenses were $70.7 in 2005 versus $49.8 in the prior year. This increase was primarily attributable to the inclusion of seven months of expenses relating to Surface Specialties and a charge of $2.4 related to the anticipated settlement of a litigation matter in the second quarter and employee severance costs of $1.1. Included in administrative expenses for the prior year period is a charge of $8.0 related to the settlement of the carbon fiber class action lawsuit and several other minor litigation matters.

Amortization of acquisition intangibles was $21.6 in 2005 versus $4.2 in the prior year. This increase resulted from the inclusion of seven months of amortization expense relating to the intangibles which resulted from the acquisition of Surface Specialties.

In connection with the acquisition of Surface Specialties, $37.0 of acquired in-process research and development costs were expensed in the first quarter of 2005.

Other income (expense), net was expense of $44.9 in 2005 compared with expense of $12.6 in the prior year. Included in the 2005 results are charges related to derivative contracts entered into to hedge currency and interest rate exposure associated with the acquisition of Surface Specialties. The Company entered into foreign currency contracts to offset the potential dollar to euro exchange rate fluctuation that would have an impact on the acquisition cost in dollars and this resulted in a loss of $19.2. The foreign currency contracts have subsequently matured. In anticipation of future long-term debt that would be issued to refinance debt, the Company also entered into interest rate derivatives which resulted in the recognition of a loss of $25.0. Also included is a charge of $4.4 for a settlement to resolve a dispute over an environmental matter. Included in year-to-date 2004 results are charges of $6.1 for settlement of several environmental remediation and toxic tort lawsuits and a charge of $2.0 related to the settlement of a series of disputed matters with the holder of the Series C Stock.

Equity in earnings of associated companies was $7.4 in 2005 versus $3.0 in the prior year. The increase in earnings was primarily due to an increase in sales volumes and selling prices experienced by CYRO. The 2005 results include only the five months of results related to CYRO as the Company sold its 50% ownership stake in CYRO on May 31, 2005 to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $63.9 in 2005 compared with $13.0 in the prior year. The increase resulted from a higher outstanding weighted-average debt balance during 2005 resulting from the debt incurred in conjunction with the Company's acquisition of Surface Specialties and $22.0 of interest charges and unamortized put premiums and rate lock agreements related to the redemption of the MOPPRS in the second quarter of 2005.

The Company's effective tax rate on the loss from continuing operations for the nine months ended September 30, 2005 was a tax benefit of 78%. For the nine months ended September 30, 2004, the effective tax rate was a tax provision of 21%. The Company's effective tax rate for 2005 was favorably impacted by U.S. hedging losses, the redemption of the MOPPRS and the resolution of various tax audits of prior year returns as discussed in Note 12 of the accompanying financial statements. The effective tax rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. The Company's underlying effective tax rate for the nine months ended September 30, 2005 was 26% excluding these items.

Earnings from discontinued operations were $1.2 in 2005 and reflect the results of SSAR for the six months ended August 31, 2005, the date on which the Company divested SSAR.

On September 30, 2004, the Company redeemed its Series C Stock for $10.0 in cash which had a liquidation value of $0.1. As a result, a charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock during the quarter ended September 30, 2004.

Net earnings available to common stockholders for 2005 were $40.7 ($0.88 per diluted share) compared with net earnings for 2004 of $74.8 ($1.85 per diluted share). The decrease of $34.1 in net earnings resulted primarily from: the write-off of $37.0 of in-process research and development costs; interest charges and unamortized put premiums of $14.0 after tax related to the redemption of the MOPPRS prior to their final maturity; a $15.2 after tax amortization charge from the write-up to fair value of the acquired inventory that was subsequently sold; a $28.1 after tax charge related to currency and interest rate derivative transactions associated with the Surface Specialties acquisition; a charge of $1.8 after tax for settlement of a certain litigation matter; employee restructuring costs of $1.8 after tax; a $3.2 settlement to resolve a dispute over an environmental matter; an income tax benefit of $25.7 reflecting favorable resolution of tax audits with respect to prior year tax returns; all of which was were partially offset by the higher overall sales attributable to the acquisition.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below and reflect the new organizational and reporting structure of its reportable segments for all periods presented.

Cytec Performance Specialties

                                                                                                  % Change Due to
                                                                             Total       ----------------------------------------
                                                 2005         2004         % Change       Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                   $213.0        $200.3             6%            9%          -3%             0%
Latin America                                     89.3         74.4             20%            5%          10%             5%
Asia/Pacific                                      75.0         74.6              1%            4%          -6%             3%
Europe/Middle East/Africa                        154.3        148.2              4%            5%          -4%             3%
                                             ------------- ------------
Total                                           $531.6       $497.5              7%            7%          -2%             2%
=================================================================================================================================

Overall selling volume decreased 2% and is primarily attributable to decreased sales in the polymer additives and specialty additives product lines due to the sluggish demand in North American and Europe as well as the Company's decision to give up low margin business. On a regional basis, sales volumes in Latin America increased 10% primarily due to improved demand for mining chemicals for copper mining applications. Selling prices increased as a result of implementation of price increase initiatives to cover the significantly higher raw material and energy costs.

Earnings from operations were $45.8, or 9% of sales, compared with $33.9 or 7% of sales in 2004. The increase in earnings is primarily attributable to the impact of price increases of $31.6 and net favorable impact of exchange rate changes of $9.3 which more than offset higher raw material and energy costs of $16.4 and the lower selling volumes.

Cytec Surface Specialties

                                                                                                 % Change Due to
                                                                                         ----------------------------------------
                                                                            Total                   Acquisition
                                                 2005         2004         % Change       Price        Volume         Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                    $284.7       $114.3           149%            4%             145%            0%
Latin America                                      37.2         12.8           191%           -2%             188%            5%
Asia/Pacific                                      153.0         45.9           233%            1%             230%            2%
Europe/Middle East/Africa                         521.5         56.5           823%            1%             818%            4%
                                             ------------- ------------
Total                                            $996.4       $229.5           334%            2%             330%            2%
=================================================================================================================================

Selling volumes increased 330% as a result of the inclusion of sales attributable to Surface Specialties which was acquired on February 28, 2005 with base volumes remaining unchanged for heritage businesses. In North America and Latin America, all of the volume increase is acquisition related. In Asia/Pacific, base business grew 8% while in Europe/Middle East/Africa, base volumes were down 2% due to weak demand.

Earnings from operations were $1.8, or 0% of sales, compared with earnings from operations of $27.8 or 12% of sales in 2004. The decrease in earnings is primarily attributable to the write-off of in-process research and development costs of $37.0 and a charge of $20.8 related to purchase accounting for finished goods inventory of the acquired business recorded at fair value which exceeded normal manufacturing cost. Also, higher heritage raw material and energy costs of $11.9 were only partially recovered by price increases of $4.8 and the net favorable impact of exchange rate changes of $3.4.

Cytec Engineered Materials

                                                                                                   % Change Due to
                                                                            Total        ----------------------------------------
                                                 2005         2004          % Change      Price      Volume/Mix       Currency
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -------------
North America                                  $261.2       $248.8               5%            1%               4%            0%
Latin America(1)                                  1.1          1.3              ---       ---              ---           ---
Asia/Pacific                                     22.1         15.2              45%            1%              44%            0%
Europe/Middle East/Africa                       120.1        104.3              15%            2%              12%            1%
                                             ------------- ------------
Total                                          $404.5       $369.6               9%            1%               8%            0%
=================================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 8%. Increased sales to the Europe/Middle East/Africa, North America and Asia/Pacific regions related to increased volumes to the large commercial transport and rotorcraft sectors primarily due to increased build rates and new business.

Earnings from operations were $76.3, or 19% of sales, compared with $69.6, or 19% of sales, in 2004. The increase was primarily attributable to increased selling volumes offset somewhat by manufacturing difficulties in Europe and increased investments in technical commercial and research to support future growth initiatives.

Building Block Chemicals

                                                                                                   % Change Due to
                                                                             Total        ----------------------------------------
                                                  2005          2004        % Change      Price      Volume/Mix       Currency
------------------------------------------- -------------- ------------ ---------------- --------- ---------------- -------------
North America                                 $  110.3      $  88.0             25%           20%               5%            0%
Latin America(1)                                   2.9          2.2             --            --               --             --
Asia/Pacific                                      38.1         52.6            -28%           14%             -42%            0%
Europe/Middle East/Africa                         54.4         31.3             74%           37%              34%            3%
                                            -------------- ------------
Total                                           $205.7       $174.1             18%           21%              -4%            1%
=================================================================================================================================


(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Sales are higher overall due to higher selling prices, primarily for acrylonitrile, and were in line with the increase in raw material costs. Selling volumes decreased 4% overall. Selling volumes to the Asia/Pacific region were weak due to sluggish demand in light of higher selling prices but partially offset by increased volumes to the Europe/Middle East/Africa region where local production outages increased demand for imported acrylonitrile. North America selling volumes were up 5% with the majority due to increased acrylonitrile sales resulting from new business although this was somewhat offset by the impact of hurricanes Katrina and Rita.

Earnings from operations were $9.7, or 4% of sales, compared with $12.5, or 5% of sales, in 2004. The decrease in earnings reflects the impact from the hurricanes of about $5.2 related to maintenance and repair costs, extra labor and related expenses, energy and start up costs. In addition the lower production levels reduced fixed cost absorption by approximately $3.9. Offsetting this were higher selling prices of $37.0 which more than offset increased raw material and energy costs of $35.8 and improved cost controls.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2005 the Company's cash balance was $177.9 compared with $323.8 at year end 2004. This decrease was primarily attributable to the use of cash to pay for a portion of the purchase price of Surface Specialties and to subsequently reduce debt, partially offset by cash generated from operations and sales of assets and discontinued operations.

Cash flows provided by operating activities were $173.5 compared with $84.7 for 2004. The increase in operating cash flow is largely attributable to the addition of Surface Specialties. Significant one-time non-cash charges negatively impacted earnings but did not impact operating cash flow. The acquisition also resulted in significant increases in non-cash depreciation and amortization expenses. Other receivables reflect cash flows of $22.2 primarily due to the reimbursement from UCB for the payment of $16.2 of pre-acquisition tax liabilities for which we have been indemnified. Income taxes payable decreased $29.4 reflecting payment of the pre-acquisition income tax liabilities of $16.5 and the favorable resolution of several prior year tax matters in the first and second quarters which amounted to $21.6 and which resulted in a reduction of income taxes payable. Inventories decreased $8.9 reflecting efforts to bring inventory levels in line with demand levels. Accounts payable also decreased $20.0 primarily as a result of the inventory reduction efforts. Other assets decreased $18.9 primarily from the cash realization of gains on acquisition related derivative instruments that were recognized in 2004.

Cash flows used in investing activities were $1,356.5 for 2005 compared with $44.5 for 2004. This increase was primarily attributable to the acquisition of Surface Specialties. See below for further discussion. The increase was partly offset by $100.4 received from the sale of the Company's 50% investment in CYRO and $75.8 received from the sale of SSAR, which was classified as a discontinued operation upon acquisition through the date of sale (see discussion below). Capital spending for the nine months ended September 30, 2005 was $74.7. Capital spending for the full year is expected to approximate $100.0.

Net cash flows provided by financing activities were $1,044.8 in 2005 compared with net cash flows used in financing activities of $2.2 during 2004. This increase primarily resulted from borrowings under the Company's credit facilities used to purchase Surface Specialties.

On February 28, 2005, the Company acquired the Surface Specialties business ("Surface Specialties") of UCB Group SA ("UCB") for cash and stock valued at $1,799.6, of which $1,508.8 (euro 1,138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). During September 2005, the Company received $25.4 from UCB representing an adjustment to the purchase price for finalization of working capital amounts as of the acquisition date. After considering the final working capital adjustment, the acquisition is valued at $1,788.8. In connection with the acquisition, the Company also incurred transaction costs approximating $14.5.

The Company financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. During October 2005, Cytec sold $250.0 principal amount of 5.5% Notes due October 1, 2010 and $250.0 principal amount of 6.0% Notes due October 1, 2015 (collectively, the "Notes"). The Notes were offered under the Company's $600.0 shelf registration statement. The Company received approximately $495.1 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The net proceeds from the offering were used to repay all amounts outstanding under our unsecured 364-day facility and our revolving credit facility, which as of September 30, 2005 approximated $417.5 and $66.2, respectively. The 364-day facility is now terminated. The Notes will pay interest on each April 1 and October 1, commencing on April 1, 2006 through their respective due dates. The Notes are unsecured and subordinated to any secured indebtedness of Cytec. The Notes may be redeemed, in whole or in part, at the option of the Company at any time subject to a prepayment adjustment.

Upon closing, UCB became the owner of approximately 12.5% of the outstanding shares of the Company. UCB and the Company also entered into a Stockholder's Agreement which provides, subject to various exceptions, that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and which provides that UCB will be prohibited from purchasing additional shares of Cytec common stock or causing, advocating or participating in a change in control in the ownership of Cytec. The Stockholder's Agreement also contains customary terms and conditions including an obligation of UCB to vote its shares of Cytec common stock in accordance with the Company's Board of Directors' recommendation on certain matters.

Pursuant to regulatory approvals, the Company was required to divest SSAR. On August 31, 2005, the Company sold SSAR to affiliates of INEOS Group Limited ("INEOS") for cash consideration of (euro)64.0 ($78.0 at 1.22 U.S. dollar per euro; $75.8 net of disposition related expenses), subject to certain customary closing adjustments. Since acquisition, and through the date of sale, SSAR was classified as a discontinued operation in the Company's consolidated financial statements. The net proceeds realized from the divestiture of SSAR were used to reduce acquisition related debt.

In late 2004, the Company entered into $642.9 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on certain debt anticipated to be issued in 2005 in connection with the acquisition. Due to a subsequent reduction in borrowing requirements, the Company liquidated $25.0 of these swaps in March 2005 at a cost of $0.4 and $60.4 of these swaps in June 2005 at a cost of $3.7. On September 29, 2005, the Company settled the remaining outstanding swaps at the same time that it priced its public debt offering. The termination payment of $27.4 was paid in October, 2005. The swaps were marked to market and recorded currently in earnings until their termination. The net pre-tax impact of the mark to market value on these swaps was a gain of $3.7 and a loss of $25.0 for the three and nine month periods ended September 30, 2005, respectively, which was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded a loss of $6.5 on these swaps.

The Company had also previously entered into foreign currency forward contracts that related to approximately 87% of the euro exposure of (euro)1,190.0 for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the three months ended March 31, 2005 of the marked to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In the fourth quarter of 2004, the Company recorded an unrealized gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

In connection with the acquisition, the Company suspended its stock buy-back program and does not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

In June, 2005, the Company sold its 50% ownership in CYRO to its joint venture partner Degussa Specialty Polymers, a company of Degussa AG, for cash consideration of $95.0 plus $5.4 for working capital adjustments. The proceeds of this transaction essentially recovered the carrying value of Cytec's investment in CYRO. Net after-tax proceeds realized from the sale of CYRO were used to reduce $81.5 of acquisition-related debt.

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

On September 29, 2005, the Company entered into (euro)207.9 of five-year cross currency swaps and (euro)207.9 of ten-year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for an exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the 5-Year swaps, the Company will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the 5-Year swaps. With respect to the 10-Year swaps, the Company will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the 10-Year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the US dollar to euro exchange rates on certain Euro denominated intercompany receivables the Company has with its subsidiaries.

After accounting for the cross currency swaps, the "all-in" effective interest rate including amortization of underwriters' discount and estimated other issuance costs is approximately 4.0% and 4.7% for the 5-Year and 10-Year Notes, respectively.

As of September 30, 2005, the Company had $49.3 of euro forward contracts outstanding. The forward contracts plus the euro-denominated bank borrowings, naturally hedge the Company's euro-denominated inter-company loans receivable and provide a hedge of the Company's net investment in Cytec Surface Specialties SA/NV.

As of September 30, 2005, including the impact of the outstanding euro forward contracts, the company's total debt of $1,456.2 is denominated approximately 59% in euros, 40% in dollars and the balance denominated in various other currencies.

Cytec has the ability to issue $100.0 more of debt or equity securities under the shelf registration statement and such securities may be issued at any time, however, the Company has no immediate plans to offer additional securities under the registration statement. Additionally, as a result of the repayment of the revolving credit facility in October, the Company may borrow up to $350.0 under such facility.

During the first nine months of 2005 the company paid three quarterly cash dividends of $0.10 per common share which aggregated $13.2. On October 20, 2005 the Board of Directors declared a $0.10 per common share cash dividend, payable on November 25, 2005 to shareholders of record as of November 10, 2005.

The Company believes that it has the ability to fund its operating cash requirements, planned capital expenditures and dividends as well as the ability to meet its debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and the Company's plans for capital investment or other investments, it may make economic sense to utilize our existing line of credit in order to meet those cash requirements, which may include debt-service related disbursements.

The Company has not guaranteed any indebtedness of its remaining unconsolidated associated company.

Excluding the impact of increasing raw materials, inflation is not considered significant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

2005 OUTLOOK

In its November 3, 2005 press release, which was also furnished as an exhibit to a current report on Form 8-K, the Company set forth its assumptions and management's best estimate of the full year 2005 earnings at the time based on various assumptions set forth in its press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

In addition, the Company recently combined its two Specialty Chemicals divisions, Cytec Surface Specialties and Cytec Performance Specialties into a new unit named Cytec Specialty Chemicals. The new Cytec Specialty Chemicals organization provides the base for a new level of business process improvements and cost efficiencies in such areas as manufacturing, procurement, supply chain and various other support functions. In its November 3, 2005 press release, the Company indicated that this combination together with other cost take out initiatives, particularly in the area of manufacturing, is expected to result in the announcement of a restructuring charge in the fourth quarter in a range of $10.0 to $20.0.

OTHER

American Melamine Industries ("AMEL"), a 50% owned manufacturing joint venture with a subsidiary of DSM N.V., operates the melamine manufacturing plant with an annual production capacity of approximately 160 million pounds at the Company's Fortier facility. The Company typically uses approximately 80% to 90% of its 50% share of AMEL's production, primarily for the production of certain products sold by its Cytec Surface Specialties segment with the balance being sold to third parties. In accordance with the terms of the joint venture agreement, DSM has given the Company notice of termination of the joint venture which would be effective August 1, 2007. The Company is in the process of discussing future operations and ownership options of the melamine plant with DSM.

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of the Company's 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2005.

In addition to these critical accounting policies, the Company now believes the following to also be critical:

     - The application of SFAS No. 141 related to the accounting for business combinations is critical given the February 28, 2005 acquisition of Surface Specialties and the ongoing allocation of the purchase price to the fair values of acquired assets and liabilities assumed.

     - The application of SFAS No. 133 related to derivative instruments and hedging activities is critical given the Company's engagement in derivative instruments to hedge the Company's exposure to potentially unfavorable changes primarily in its euro-denominated assets and liabilities.

The above-referenced policies are more fully described in Notes 1F and 1H to the Consolidated Financial Statements contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005.

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

The following factors, among others, could affect the anticipated results: the ability to integrate successfully Surface Specialties, including realization of anticipated synergies within the expected timeframes or at all, and ongoing operations of the business; the retention of current ratings on the Company's debt; changes in global and regional economies; the financial well-being of end consumers of the Company's products; changes in demand for the Company's products or in the quality, costs and availability of its raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; the Company's ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize the Company's products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against the Company; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risks at year-end, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on February 25, 2005. During 2005, the Company executed various foreign exchange transactions that do not materially alter the market risk assessment performed as of December 31, 2004. For a discussion of the currency hedges entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other 2005 financial instrument transactions include:

Commodity Price Risk: At September 30, 2005, the Building Block Chemicals segment Fortier plant's 2005 remaining forecasted natural gas utility requirements were 82% hedged utilizing natural gas forward contracts. These contracts have delivery dates ranging from October, 2005 to December, 2005. Additionally, the plant's 2006 gas utility requirements were 23% hedged at September 30, 2005, and these contracts have delivery dates ranging from January to July 2006.

At September 30, 2005, the Company held natural gas swaps with a favorable fair value of $6.0, net of taxes, which will be reclassified into Manufacturing Cost of Sales as product is sold.

Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $2.2 in the value of the contracts referred to above.

Interest Rate Risk: At September 30, 2005, the outstanding borrowings of the Company consisted of $446.7 of short-term borrowings and long-term debt, including the current portion, which had a carrying value of $1,009.5 a face value of $1,009.1 and a fair value, based on dealer quoted values, of approximately $996.5.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted average prevailing interest rates on our variable rate debt outstanding as of September 30, 2005, interest expense would increase/decrease by approximately $2.9 for the next fiscal quarter. However, due to the fixed rate associated with the Notes that were issued in a public offering during October, 2005, the impact of this hypothetical increase/decrease in prevailing interest rates would only increase interest expense by approximately $1.5 for the next fiscal quarter.

Currency Rate Risk: On September 29, 2005, the Company entered into (euro)207.9 of five-year cross currency swaps and (euro)207.9 of ten-year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1,
2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for an exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the 5-Year swaps, the Company will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the 5-Year swaps. With respect to the 10-Year swaps, the Company will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the 10-Year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain Euro denominated intercompany receivables the Company has with its subsidiaries.

As of September 30, 2005, the Company had $49.3 of euro forward contracts outstanding. The forward contracts plus the euro-denominated bank borrowings, naturally hedge the Company's euro-denominated inter-company loans receivable and provide a hedge of the Company's net investment in Cytec Surface Specialties SA/NV.

Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the euro exchange rate would cause an increase/decrease of approximately $50.0 in the value of the hedging instruments referred to above.

For a discussion of the interest rate derivative activities entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's Disclosure Committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

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

With the exception of the Surface Specialties acquisition as noted above, there were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In July 2005, the Supreme Court of Wisconsin held in a case in which the Company was one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The Company settled this case for an immaterial amount. Although similar cases may be filed in Wisconsin, the Company does not believe that its liability, if any, in such cases will be material, either individually or in the aggregate.

The following table presents information about asbestos claims activity during the nine months ended September 30, 2005:


                                                                        For the Nine Month
                                                                           Period Ended
                                                                          September 30,
                                                                               2005
                                                                      -----------------------
Number of claimants at beginning of period                                    27,947
Number of claimants associated with claims closed during period                8,560
Number of claimants associated with claims opened during period                1,434
Number of claimants at end of period                                          20,821
=============================================================================================

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

Item 6.  EXHIBITS

         (a).     Exhibits

See Exhibit Index on page 34 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CYTEC INDUSTRIES INC.



                                  By: /s/ James P.Cronin
                                  ------------------------------
                                    James P. Cronin
                                    Executive Vice President and
                                    Chief Financial Officer



November 4, 2005

 Exhibit Index

     12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2005 and 2004

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