Form 10-K
period 2005-12-31
CYTEC INDUSTRIES INC/DE/
filed 2006-02-28
CIK 912513

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (973) 357-3100

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                         NAME OF EXCHANGE ON WHICH REGISTERED
-------------------                         ------------------------------------
Common Stock, par value $.01 per share      New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  |X|    No [_]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [_]    No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [_]    No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |X|  Accelerated filer [_]   Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [_]    No |X|

At June 30, 2005 the aggregate market value of common stock held by non-affiliates was $1,815,762,963 based on the closing price ($39.80) of such stock on such date.

There were 46,392,768 shares of common stock outstanding on January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENTS                                                     PART OF FORM 10-K
Portions of Proxy Statement for 2006 Annual Meeting           Parts III, IV
Of Common Stockholders, dated March 20, 2006.
 ==============================================================================

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                                           Page
Part 1.
               Item 1.      Business                                                                                        4
               Item 1A.     Risk Factors                                                                                   13
               Item 1B      Unresolved Staff Comments                                                                      14
               Item 2.      Properties                                                                                     15
               Item 3.      Legal Proceedings                                                                              17
               Item 4.      Submission Of Matters to a Vote of Security Holders                                            18

Part II.
               Item 5.      Market For Registrant's Common Equity, Related Stockholder Matters and Issuer
                                Purchases of Equity Securities                                                             19
               Item 6.      Selected Financial Data                                                                        20
               Item 7.      Management's Discussion and Analysis of Financial Condition and Results Of Operations          21
               Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                     32
               Item 8       Financial Statements and Supplementary Data                                                    37
               Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure           74
               Item 9A.     Controls and Procedures                                                                        74
               Item 9B.     Other Information                                                                              74

Part III.
               Item 10.     Directors and Executive Officers of the Registrant                                             75
               Item 11.     Executive Compensation                                                                         76
               Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                                Matters                                                                                    76
               Item 13.     Certain Relationships and Related Transactions                                                 76
               Item 14.     Principal Accountant Fees and Services                                                         76

Part IV.
               Item 15.     Exhibits and Financial Statement Schedules                                                     77
                            Signatures

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by us in our Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer's and Executive Vice President and Chief Financial Officer's letters to stockholders and stakeholders, respectively, our press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning our (including our segments) outlook for the future, anticipated results of acquisitions and divestitures, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, our long-term goals and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect the anticipated results: the ability to complete the successful integration of Surface Specialties, including realization of anticipated synergies within the expected timeframes or at all, and the ongoing operations of the business; the retention of current ratings on our debt; changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Unless indicated otherwise, the terms "Cytec", "the Company", "we", "us", and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

AVAILABLE INFORMATION

We maintain a website that contains various information on our Company and products. It is accessible at www.Cytec.com. Through our website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings we make with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining, plastics and water treatment. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 40% of our 2005 revenues in North America, 40% in Europe, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 20 countries. We had net sales of $2,925.7 million and earnings from operations of $160.5 million in 2005. Cytec was incorporated as an independent public company in December 1993.

On February 28, 2005, we completed the acquisition of the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") for cash and stock valued at approximately $1,774.3 million, net of working capital adjustments of $25.4 million. In connection with the acquisition, we also incurred transaction costs of approximately $14.9 million. This acquisition complemented our existing product offering to the coatings industry including the general industrial, automotive, architectural, plastic, ink and wood sectors.

The Surface Specialties business had revenues of approximately $1,350 million in 2004 which included approximately $154 million of sales from the Surface Specialties amino resins ("SSAR") product line. Pursuant to regulatory approvals, we were required to divest SSAR. On August 31, 2005, we sold SSAR to affiliates of INEOS Group Limited for cash consideration of $76.6 million ((euro)62.7 million at $1.22 per euro). This completed our commitments under orders from the Federal Trade Commission and the European Community to divest SSAR following our acquisition of the Surface Specialties business.

After giving effect to the acquisition and a subsequent reorganization, we realigned our four business segments to include: Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals and Cytec Surface Specialties are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. Cytec Performance Chemicals includes our water treatment chemicals, mining chemicals, phosphine and phosphorous specialties, polymer additives and specialty additives all of which were previously reported as Cytec Performance Specialties, as well as urethanes and the acquired polyurethanes and pressure sensitive adhesives product lines which were were previously included in Cytec Surface Specialties. Cytec Surface Specialties includes radiation-cured resins (Radcure resins), powder coating resins and liquid coating resins which include various product lines such as water-borne resins and solvent based resins. Cytec Engineered Materials principally includes advanced composites and structural film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, acrylamide, sulfuric acid and melamine.

Our corporate vision is to be a premier specialty chemicals and materials company through customer focus, superior technology, operational excellence and employee commitment. To achieve our corporate vision, our strategy includes the following initiatives:

     o Focus on developing applications and solutions that meet customer needs. We seek to collaborate closely with our customers to understand their needs and provide them with a superior value proposition, whether through improvement in product quality, reduced part cost or a new enabling technology. We seek to market our specialty products in terms of the value they provide and focus on delivering a high level of technical service to our customers as we work with them on solving problems and providing them with better products for their applications. For example, our liquid coating resins technologies benefit customers by delivering valuable performance properties while helping them meet evolving environmental standards, including reducing or eliminating the need for solvents and other volatile organic compounds.

     o Technology leadership. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end we focus on our new product pipeline and delivering value-added products to our customers every year. For example, we have continued to invest in the Cytec Engineered Materials segment by recruiting technical service as well as Research and Development personnel to take advantage of the growing potential for new applications for our technology. Our technology leadership position resulted in one of our high temperature resins systems being used in the F-35 Joint Strike Fighter program. Additionally, within the Cytec Surface Specialties segment, we are developing hybrid resins, in which radiation-curable properties are combined with water-based or powder-based technologies, and in more complex application, such as coil coating, automotive repair, ultraviolet inkjet printing and flat-panel displays.

     o Seek geographical expansion of our business. We operate on a global basis with manufacturing plants located in 20 countries. Our recent acquisition of Surface Specialties gave us local manufacturing operations in high growth emerging markets where we can continue to expand sales from existing production and add new technologies as markets develop. We can now service customers better in such countries as China, Thailand, Malaysia, Korea and Brazil.

     o Pursue operational excellence and efficiencies. We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes.

On June 1, 2005, we sold our 50% ownership in CYRO Industries ("CYRO") to our joint venture partner Degussa Specialty Polymers, an affiliate of Degussa AG, for cash consideration of $95.0 million plus $5.4 million for working capital adjustments. The proceeds of this transaction essentially recovered the carrying value of our investment in CYRO. Net proceeds of the sale were used to reduce debt incurred to fund the Surface Specialties acquisition.

In the course of our ongoing operations, we have made a number of strategic business and product line acquisitions and dispositions. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in our consolidated results from the dates of the respective acquisitions.

Our management team regularly reviews our product line portfolio in terms of strategic fit and capital allocation based on financial performance which includes factors such as growth, profitability and return on invested capital. From time to time, we may also dispose of or withdraw certain product lines. We may also acquire additional product lines or technologies. We conduct regular reviews of our plant sites' cost effectiveness, including individual facilities within such sites.

SEGMENT INFORMATION

Revenues from external customers, earnings from operations and total assets for each of our four reportable segments can be found in Note 17 of the Notes to Consolidated Financial Statements which are incorporated by reference herein. This information has been restated to reflect our realigned reporting segments which were changed in March 2005 in connection with the acquisition of Surface Specialties and then again slightly in November 2005 in connection with certain strategic decisions made by us.

CYTEC PERFORMANCE CHEMICALS

Set forth below are our primary product lines and major products in this segment and their principal applications.


--------------------------------------------------------------------------------------------------

        PRODUCT LINE                  MAJOR PRODUCTS                PRINCIPAL APPLICATIONS
--------------------------------------------------------------------------------------------------

Mining chemicals             Promoters, collectors, solvent   Mineral separation and processing
                             extractants, flocculants,        for copper, alumina and certain
                             frothers, filter and dewatering  other minerals
                             aids, antiscalants, dispersants,
                             depressants, defoamers and
                             reagents

Polymer additives            Ultraviolet light stabilizers    Plastics, coatings, and fibers
                             and absorbers, high performance  for: agricultural films,
                             antioxidants and antistatic      automotive parts, architectural
                             agents                           lighting, fiberglass, housewares,
                                                              packaging, outdoor furniture,
                                                              sporting goods, toys and apparel

Adhesives                    Pressure sensitive adhesives:    Signage, labels, tapes, graphics,
                             water-borne and solvent-borne    medical and specialty coaters

Specialty additives and      Surfactants, specialty monomers, Textiles, non-wovens and
Phosphines                   acrylic stabilizers, solvent     adhesives, super absorbent
                             extractants, flame retardants,   products, mineral processing,
                             catalyst ligands, high purity    pharmaceutical, chemical and
                             phosphine gas and biocides       electronic manufacturing, and
                                                              fumigants

Specialty urethanes          Polyurethanes and urethane       Breathable textile coatings,
                             resins, carbamates and epoxy     formulated polyurethane and epoxy
                             resin systems                    systems, adhesives, inks and
                                                              sealants

Water treatment chemicals    Flocculants, coagulants, filter  Water and wastewater treatment,
                             aids, drilling fluids and        raw water clarification, process
                             production chemicals, scale      water treatment, oil field
                             inhibitors, friction reducers    drilling, production, recovery,
                             and mobility control polymers    refining, sugar processing and
                                                              municipal waste

--------------------------------------------------------------------------------------------------

We market our performance chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. We have achieved growth in our performance chemicals sales by finding new applications for our existing products as well as developing new products. Certain of our products in this segment, primarily water treatment chemicals, are manufactured using acrylamide that is manufactured by our Building Block Chemicals segment. For further discussion of raw materials, refer to "Customers and Suppliers."

MINING CHEMICALS

Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have leading positions in the copper processing industry, particularly in the flotation and solvent extraction of copper. We also have a leading position in the alumina processing industry, where our patented HxPAMs are particularly effective at the flocculation of "red mud." We also sell phosphine specialty reagents which have leading positions in cobalt-nickel solvent extraction separation and complex sulfide flotation applications. In 2003, we broadened our mining chemicals product line by acquiring from Avecia its metal extractant product ("MEP") line. The MEP product line has a leading position for solvent extraction processing of copper oxide ores. In late 2005, we completed a capital project to increase our MEP capacity by about 50%. Demand for mining chemicals is cyclical and varies with industry conditions such as global demand, inventory levels and prices for the particular minerals with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications.

POLYMER ADDITIVES

We are a global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. We seek to enhance our position with new products based on proprietary chemistries, such as our proprietary technology for CYASORB THT ultraviolet stabilizer, and our solutions-based technical support. CYASORB THT provides much improved ultraviolet stabilization efficiency and cost effectiveness. In certain cases, we use a combination of additives to achieve a level of efficiency not previously achieved in polymer applications.

ADHESIVES

As part of our acquisition of Surface Specialties, we acquired specialty pressure sensitive adhesives for both water- and solvent-based systems. The product line has numerous formulations featuring innovative products, such as high-performance emulsions and removable adhesives.

SPECIALTY ADDITIVES AND PHOSPHINES

We are a leading global supplier of acrylamide based specialty monomers and sulfosuccinate surfactants. These products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications.

Our phosphine specialties are utilized for a variety of applications. We are a leading supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and have significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. In 2003, we acquired from Avecia its organo phosphorus product line as part of its Intermediates and Stabilizers product line. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries.

SPECIALTY URETHANES

As part of our acquisition of Surface Specialties, we acquired a specialty line of polyurethane resins and systems. This plus our existing line of urethanes, carbamates and epoxy resin systems are used in high-performance applications in industries such as aerospace, automotive, military, computers, biomedical, textiles and electrical / electronics.

WATER TREATMENT CHEMICALS

Our water treatment chemicals product line consists primarily of products for use in applications such as treatment of industrial waste streams and industrial influent water supplies to remove suspended solids, drilling mud conditioners for oil service companies and as sewage conditioners for municipal wastewater treatment. Increased demand for clean water, environmental regulations and regional and global economic development have increased demand for our water treatment chemicals. We also produce paper chemicals under a long-term manufacturing supply agreement that expires in October 2008.

CYTEC SURFACE SPECIALTIES

Set forth below are our primary product lines and major products in this segment and their principal applications.

----------------------------------------------------------------------------------------------------------------------------
       PRODUCT LINE                   MAJOR PRODUCTS                          PRINCIPAL APPLICATIONS
----------------------------------------------------------------------------------------------------------------------------
Liquid coating resins     Water-borne and solvent-borne         Automotive and industrial coatings for appliances,
                          epoxies, alkyds and acrylics,         automobiles, containers, metal fixtures, metal and
                          cathodic electro-deposition resins,   wood furniture, and heavy-duty industrial
                          phenolic resins, amino resins and     machinery, architectural applications, products
                          additives                             used in textiles coating, abrasives, tires,
                                                                electronics, marine, sanitary and swimming pools

Powder coating resins     Ultraviolet and conventional powders  Powder coatings for industrial and heavy duty metal applications, appliance, white goods,
                                                                architecture and wood

Radcure resins            Oligomers, photo-initiators,          Coatings and inks used in industrial metal, wood and plastic
                          monomers                              coatings including parquet, safety glass interlayer,
                                                                printing inks and varnishes
----------------------------------------------------------------------------------------------------------------------------

We market our surface spec chemicals through specialized sales and technical service staffs for each of our product lines. Sales are typically made directly to large customers and through distributors to smaller customers. Certain of our products, primarily amino resins, in this segment are manufactured using melamine that is manufactured by our Building Block Chemicals segment. For further discussion of raw materials, refer to "Customers and Suppliers."

LIQUID COATING RESINS

As part of our acquisition of Surface Specialties, we acquired a broad range of water-borne and solvent-borne resins. Together with our amino resins product line, we are now a market leader in resins for high-solids and water-borne coating systems. Our extensive portfolio includes products based on seven chemistries: acrylics, amino resins, epoxy systems, alkyds and polyesters, polyurethanes, phenolics and unsaturated polyesters.

We also market a broad range of additives to assist customers in formulating high-performance coatings for protective and decorative applications. Along with individual additives, we have developed formulated products that combine multiple additives to achieve specific performance properties targeted to meet the needs of diverse industries.

POWDER COATING RESINS

As part of our acquisition of Surface Specialties, we acquired pioneering polyester powder resin technologies for the rapidly growing market for powder coatings. Today, these coatings which are considered environmentally friendly account for a significant portion of the industrial finishing market. We offer innovations such as powder resins for super durable clearcoats, weather-resistant finishes and ultraviolet-curing powder coating systems for heat-sensitive substrates such as plastic and wood. These powder coatings provide original equipment manufacturers with a number of cost and environmental benefits compared to traditional coating systems.

RADCURE RESINS

We are a leading producer of environmentally friendly, radiation-cured resins for high-performance coatings and graphics applications which we acquired as part of our acquisition of Surface Specialties. These resins are cured (dried and hardened) by exposing them to ultraviolet or electron-beam radiation, rather than heat which typically reduces processing costs and increases productivity. Products such as inks, compact discs, credit cards, packaging and coatings for wood products utilize advanced resins like the ones we have developed.

CYTEC ENGINEERED MATERIALS

Our Cytec Engineered Materials segment primarily manufactures and sells aerospace materials that are used mainly in commercial and military aviation, satellite and launch vehicles, aircraft brakes and certain high-performance applications such as Formula 1 racing cars and high-performance sports cars.

CYTEC ENGINEERED MATERIALS

We manufacture and sell advanced structural film adhesives and advanced composite materials primarily to the aerospace industry and other high performance specialty applications. The primary applications for both aerospace adhesives and advanced composites are large commercial airliners, regional and business jets, military aircraft (including rotorcraft, satellites and launch vehicles), high-performance automotive and specialty applications.

Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers (such as carbon fiber) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by us.

Sales are dependent to a large degree on the commercial and military aircraft build-rates and the number of applications and aircraft programs for which we are a qualified supplier. Every major commercial aircraft program in the Western world has qualified and uses certain of our products. We are a major supplier to such military programs as the F-35 Joint Strike Fighter, the F/A-22 and F/A-18 combat aircraft and the C-17 transport aircraft. We have a number of long term agreements, expiring over various periods, to supply aerospace customers with their requirements, subject to various exceptions, of various specialty materials at prices that are generally fixed by year.

Advanced composites generally account for a higher percentage of the structural weight on a military aircraft than on a commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass or aramid materials and phenolic resins are primarily used for secondary structure applications such as fairings and interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. In addition, our ablatives are used in manufacturing rocket nozzles and our carbon/carbon products are used in manufacturing aircraft and other high performance brakes. We expect the demand for advanced composites to continue to increase. In order to meet this demand, in 2004 we completed an expansion of our production facility in Oestringen, Germany.

Our aerospace adhesives and advanced composites also have various applications in industrial, high performance automotive and selected recreational products. We are seeking to leverage our engineered materials portfolio with customers in these and other new markets where we can add value.

We purchase from third parties all of the aramid and glass fibers and much of the carbon fibers and base resins used in the manufacture of composites. Approximately 35% of our demand for carbon fibers is sourced from Cytec Carbon Fibers as discussed below. Refer to "Customers and Suppliers."

We market aerospace materials primarily through a dedicated sales and technical service staff typically direct to customers.

CYTEC CARBON FIBERS

We manufacture and sell various high-performance grades of both polyacrylonitrile ("PAN") type and pitch type carbon fibers. Carbon fibers are mainly used as a reinforcement material for advanced composites used in the aerospace and certain other industries and have many advantageous characteristics such as light weight, high tensile strength and strong heat resistance. Approximately 60% of our carbon fiber production is utilized by Cytec Engineered Materials with the balance being sold to third parties. We have recently commenced a project to increase our production of PAN carbon fiber by approximately 25%. This project is expected to be completed by the third quarter of 2006.

BUILDING BLOCK CHEMICALS

Building Block Chemicals are manufactured primarily at our world-scale, highly integrated Fortier facility. The Fortier facility is located on the bank of the Mississippi River near New Orleans, Louisiana and has access to all major forms of transportation and supplies of raw materials. This segment's product line includes acrylonitrile, hydrocyanic acid, acrylamide, sulfuric acid and melamine that are produced both for use internally within our other segments and for merchant sale. We strive to operate our plants at capacity subject to market conditions and raw material availability. Due to hurricane activity in the Gulf region, our Fortier facility experienced reduced production levels during the third quarter of 2005. This reduction in production level was primarily due to our decision to safely shut down the facility in advance of the hurricanes and the subsequent temporary loss of power and natural gas supply.

MELAMINE

American Melamine Industries ("AMEL"), a 50% owned manufacturing joint venture with a subsidiary of DSM N.V. ("DSM"), operates the melamine manufacturing plant with an annual production capacity of approximately 160 million pounds at our Fortier facility. We typically use approximately 80% to 90% of our 50% share of AMEL's production, primarily for the production of amino resins for our liquid coating resins product line with the balance being sold to third parties. As allowed by the terms of the joint venture agreement, DSM has given us notice of termination of the joint venture effective August 1, 2007 and has nominated zero output from AMEL during the first two months of 2006 citing high raw material input costs, notably those impacted by North American natural gas pricing. DSM has stated their intent to monitor raw material pricing in North America and possibly resume production when economically attractive. We have served notice to AMEL to operate the melamine plant to produce our half of the output capacity. If DSM takes zero output from AMEL throughout 2006, we estimate that it will have a negative economic impact to Cytec of approximately $5.0 million due to the loss of certain efficiencies that accompany the plant when it operates at capacity. DSM filed a lawsuit against us in 2006 seeking immediate dissolution of AMEL or the appointment of a receiver for AMEL, the rescission of the services agreement between Cytec and AMEL and compensatory damages. We believe the lawsuit is without merit and we are vigorously defending against all of the claims.

 ACRYLONITRILE AND HYDROCYANIC ACID

We anticipate that over the near term we will internally use approximately 30% of our current acrylonitrile production to produce acrylamide. We expect to sell up to approximately 40% of our current acrylonitrile production to an international trading company under a long-term distribution agreement at a market based price. We sell hydrocyanic acid, a co-product of the manufacture of acrylonitrile, under a long-term supply agreement to a tenant at our Fortier site.

OTHER BUILDING BLOCK CHEMICALS

We manufacture and sell acrylamide and sulfuric acid. We anticipate that over the near term we will internally use approximately 40% of our acrylamide production capacity for the production of certain products primarily for our Cytec Performance Chemicals segment with the balance being sold to third parties. We sell sulfuric acid and regenerated sulfuric acid under a long-term supply agreement to a tenant at our Fortier site and sell sulfuric acid in the merchant marketplace.

Prices of Building Block Chemicals are sensitive to the stages of economic cycles, raw material cost and availability, energy prices and currency rates, as well as to periods of insufficient or excess capacity. Building Block Chemicals and its competitors tend to operate their plants at capacity even in poor market environments, which may result in strong downward pressure on product pricing.

We sell Building Block Chemicals to third parties through a direct sales force and distributors.

ASSOCIATED COMPANY AND MINORITY INTERESTS

Through May 31, 2005, we had one associated company that was material to our operations, CYRO Industries ("CYRO"), a 50% owned joint venture. Upon acquisition of Surface Specialties, we acquired a 50% ownership interest in SK Cytec Co., Ltd. and two majority-owned entities, none of which are material to the results of our operations.

COMPETITION

We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials without increasing their prices or a change in the economy as a whole.

Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers may also cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers.

In general, we compete by maintaining a broad range of products, focusing our resources on products in which we have a competitive advantage and fostering our reputation for quality products, competitive prices and excellent technical service and customer support. To help increase sales and margins, we are seeking to leverage our research and development efforts to develop value-added products and products based on proprietary technologies. If we cannot compete successfully, our businesses, financial condition and results of operations could be adversely affected.

CUSTOMERS AND SUPPLIERS

Sales to three of our customers, including sales to these customers' subcontractors, are significant to our Cytec Engineered Materials segment. The loss of these customers and related subcontractors would have a material adverse effect on the operating results of our Cytec Engineered Materials segment. Sales of hydrocyanic acid and the sale and regeneration of sulfuric acid to one of our customers are significant to our Building Block Chemicals segment. The loss of this customer would have a material adverse effect on the operating results of our Building Blocks Chemicals segment. Sales to one customer of our Cytec Surface Specialties segment are significant to this segment and, if such sales were lost, would have a material adverse effect on the operating results of our Cytec Surface Specialties segment. A summary of various long-term customer supply agreements is disclosed in Note 11 of the Notes to Consolidated Financial Statements which are incorporated by reference herein.

A number of our customers operate in cyclical industries such as the aerospace, automotive, mining and paper industries. This in turn, causes demand for our products to also be cyclical. Industry cycles also impact profitability of our Building Block Chemicals' sales.

Key raw materials for the Cytec Specialty Chemical segments and the Building Block Chemicals segment are propylene, ammonia, methanol derivatives, propylene derivatives such as acrylic acid and natural gas for energy. Key raw materials for the Cytec Engineered Materials segment are carbon fiber and various resins. We require natural gas, propylene, ammonia and sulfur to manufacture our Building Block Chemicals. These are typically available although we have experienced tight markets for certain raw materials from time to time.

Oil and natural gas are important indirect raw materials for many of our products. The prices of both of these raw materials have been volatile over time and have risen sharply in 2005. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the U.S. is typically higher than the price in many other parts of the world. Many of our products compete with similar products made with less expensive natural gas available elsewhere and we may not be able to recover any or all of the increased cost of gas in manufacturing our products.

Our Fortier facility is served principally by a single propylene pipeline owned by a supplier. Other suppliers can utilize the pipeline for a transportation fee. We also have arrangements to obtain propylene by rail.

To minimize reliance on any one supplier, we generally attempt to retain multiple sources for high volume raw materials, other than our own Building Block Chemicals. We source our requirements of cationic monomers, important raw materials in the water treatment chemicals and mining chemicals product lines, from a single supplier under a long-term agreement. We are dependent on a limited number of suppliers for carbon fibers that are used in many of our advanced composite products. As we manufacture some of our own carbon fibers, the risk of future carbon fiber supply limitations is somewhat reduced. Currently carbon fiber is in short supply and until market capacity increases, shortages are possible. There can be no assurance that the risk of encountering supply limitations can be entirely eliminated.

Changes to raw material costs year on year are an important factor in profitability. Raw material prices can increase or decrease based on supply and demand and other market forces. We have from time to time experienced difficulty procuring several key raw materials, such as propylene, natural gas and carbon fiber, due to general market conditions or conditions unique to a significant supplier and may experience supply disruptions of these and other materials in the future. During such periods, prices of the relevant raw materials may increase significantly and potentially adversely affect our profit margins. Additionally, such conditions, if protracted, could result in our inability to manufacture our products, resulting in lower than anticipated revenues. Due to the impact of both Hurricane Katrina and Hurricane Rita, there was a regional disruption in the supply of natural gas.

We expect to continue to encounter tight markets for certain key raw materials during 2006. Limited availability of these materials could lead to increased prices which we may or may not be able to pass on to our customers. If we are unable to raise our selling prices to recover the increased costs of raw materials driven by higher energy costs or other factors, our profit margins will be materially adversely affected.

INTERNATIONAL

We operate on a global basis, with manufacturing and research facilities located in 20 countries. Through our sales forces, third party distributors and agents, we market our products internationally. Financial geographical information is contained in Note 17 of the Notes to Consolidated Financial Statements which are incorporated by reference herein.

International operations are subject to various risks which may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. Currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which may be material. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

RESEARCH AND PROCESS DEVELOPMENT

During 2005, 2004 and 2003, we incurred $68.5 million, $40.0 million and $35.2 million, respectively, of research and process development expense. During 2005, we also recorded a charge of $37.0 million in connection with the acquisition of Surface Specialties for the write-off of acquired in-process research and development.

TRADEMARKS AND PATENTS

We have approximately 2,100 patents issued in various countries around the world. We also have trademark applications and registrations for approximately 200 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is prima facie evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.

EMPLOYEES

We employ approximately 7,300 employees of which about one-half are represented by unions. We believe that our relations with employees and unions are generally good.

OPERATING RISKS

Our revenues are largely dependent on the continued operation of our various manufacturing facilities. There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies and potential terrorist attack. Our operations can be adversely affected by labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.

Our operations are also subject to various hazards incident to the production of industrial chemicals. These include the use, handling, processing, storage and transportation of certain hazardous materials. Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of our locations may result in Cytec being named as a defendant in lawsuits asserting potentially large claims.

We typically seek to utilize third party insurance. This insurance covers portions of certain of these risks to the extent that coverage is available and can be obtained on terms we believe are economically justifiable.

ENVIRONMENTAL MATTERS

We are subject to various laws and regulations which impose stringent requirements for the control and abatement of pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.

In particular, under various laws in the U.S. and certain other countries in which we operate, a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the facility and nearby areas. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, under various laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released. The costs of removal, remediation or corrective action may be substantial. The presence of hazardous materials in the environment at any our facilities, or the failure to abate such materials promptly or properly, may adversely affect our ability to operate such facilities. Certain of these laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for such costs is retroactive, strict, and joint and several.

We are required to comply with laws that govern the emission of pollutants into the ground, waters and the atmosphere and with laws that govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. We are also subject to laws that regulate the manufacture, processing, and distribution of chemical substances and mixtures, as well as the disposition of certain hazardous substances. In addition, certain laws govern the abatement, removal, and disposal of asbestos-containing materials and the maintenance of underground storage tanks and equipment which contains or is contaminated by polychlorinated biphenyls. The costs of compliance with such laws and related regulations may be substantial, and regulatory standards tend to evolve towards more stringent requirements. These requirements might, from time to time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of our facilities could result in substantial civil penalties or our inability to operate all or part of the facility, or our ability to sell certain products.

Further discussion of environmental matters is discussed in Note 11 of the Notes to Consolidated Financial Statements which are incorporated by reference herein.

ITEM 1A. RISK FACTORS

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, LIMIT OUR ABILITY TO GROW AND COMPETE AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR NOTES AND OUR OTHER INDEBTEDNESS.

As of December 31, 2005, we had $1,311.0 million of debt outstanding, and $350.0 million of availability under our five year revolving credit agreement. Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness. A discussion of our debt is contained in Note 10 of the Notes to Consolidated Financial Statements which are incorporated herein.

We consider our principal credit agreements ("PCA's") to be our five-year term loan ($461.2 million outstanding at December 31, 2005) and $350.0 million five-year revolving credit facilities (zero amount outstanding at December 31, 2005). Our PCA's require us to meet financial ratios, including total consolidated debt to consolidated EBITDA (as defined in the credit agreements) and consolidated EBITDA (as defined in the credit agreements) to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.

Our ability to comply with the covenants as in effect from time to time, will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the debt under our PCA credit facilities could be accelerated, and become immediately due and payable. In addition, both of our PCA's have a cross default provision whereby amounts outstanding could become due and payable if we default on other debt obligations of at least $25.0 million.

WE COULD BE ADVERSELY AFFECTED IF OUR DEBT IS DOWNGRADED.
Our ability to complete financing of debt securities on satisfactory terms in the future will depend, in part, on the status of our future credit ratings. The current ratings of our senior unsecured long-term indebtedness are BBB- by Standard & Poor's Ratings Service ("S&P") and Baa3 by Moody's Investors Service, Inc. ("Moody's"). Either S&P or Moody's, or both, may downgrade our credit rating at any time, which would make it more difficult to complete financing of debt securities on satisfactory terms and would generally result in increased future borrowing costs and more restrictive covenants and may adversely affect our access to capital. In addition, such a downgrade from current levels would trigger a requirement, under the terms of our PCA's, for specified subsidiaries in the U.S. to guarantee the obligations under our PCA's.

WE MAY ENCOUNTER DIFFICULTIES IN COMPLETING THE INTEGRATION OF SURFACE SPECIALTIES AND OPERATING THE ACQUIRED BUSINESS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE OR OUR ABILITY TO COMPETE SUCCESSFULLY IN OUR MARKETS.

Integrating and operating the acquired businesses, and achieving the full benefit and potential efficiencies from such acquisitions, requires substantial management, financial and other resources and may pose several risks, some or all of which could have a material adverse effect on our business, financial condition or results of operations. These risks include:

     o difficulties in assimilation of acquired personnel, operations and technologies;
     o the need to manage a significantly larger business with operations in different locations around the world;
     o diversion of management's attention from the ongoing development of our existing businesses or other business concerns;
     o    failure to retain key personnel of the acquired business; and
     o    unforeseen operating difficulties and expenditures.

If we experience any of these difficulties our financial performance and ability to compete successfully in any of our markets could be adversely affected.

DISPOSITION OR RESTRUCTURING CHARGES AND GOODWILL IMPAIRMENT OR ACQUISITION INTANGIBLE IMPAIRMENT OR ASSET IMPAIRMENT CHARGES MAY UNPREDICTABLY AFFECT OUR RESULTS OF OPERATIONS IN THE FUTURE.

Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain product lines. Additionally, management regularly reviews the cost effectiveness of its plant sites and/or asset at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of $14.1 million in the fourth quarter of 2005. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded. Another example is an event such as the notice of termination by DSM of our manufacturing joint venture at the end of its term on August 1, 2007. We are reviewing our go-forward options at the end of the venture, and depending on various factors and assumptions such as market demand and raw material costs it could lead to the recording of an impairment charge related to the recoverability of the AMEL long-lived assets. At December 31, 2005, the carrying value of our 50% share of AMEL's long-lived assets was approximately $l5.0 million. Based on our current plans, the estimated future cash flows are sufficient to support the carrying value of these assets. For further discussion of AMEL, see "Building Block Chemicals Segment, MELAMINE."

We test goodwill and indefinite-lived acquisition intangible assets for impairment on an annual basis in our fourth fiscal quarter and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would likely reduce the fair value of the stated assets.

In connection with the acquisition of Surface Specialties, we recorded goodwill in the amount of $728.3 million and recorded acquisition intangibles of $490.4 million at December 31, 2005. In total, we had $1,012.2 million of goodwill, and acquisition intangibles with a net carrying value of $491.5 million at December 31, 2005. Future events could cause the impairment of goodwill or acquisition intangibles associated with the Surface Specialties business or any other of our reporting units. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge.

PRICES AND AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT OUR OPERATIONS.

See "Item 1. BUSINESS - Customers and Suppliers."

WE FACE ACTIVE COMPETITION FROM OTHER COMPANIES, WHICH COULD ADVERSELY AFFECT OUR REVENUE AND FINANCIAL CONDITION.

See "Item 1. BUSINESS - Competition."

WE FACE NUMEROUS RISKS RELATING TO OUR INTERNATIONAL OPERATIONS THAT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

See "Item 1. BUSINESS - International."

OUR PRODUCTION FACILITIES ARE SUBJECT TO OPERATING RISKS THAT MAY ADVERSELY AFFECT OUR OPERATIONS.

See "Item 1. BUSINESS - Operating Risks."

WE ARE SUBJECT TO SIGNIFICANT ENVIRONMENTAL AND PRODUCT REGULATORY EXPENSES AND RISKS.

See "Item 1. BUSINESS - Environmental Matters."

SOME OF OUR CUSTOMERS' BUSINESSES ARE CYCLICAL AND DEMAND BY OUR CUSTOMERS FOR OUR PRODUCTS WEAKENS DURING ECONOMIC DOWNTURNS. LOSS OF SIGNIFICANT CUSTOMERS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

See "Item 1. BUSINESS - Customers and Suppliers."

WE ARE SUBJECT TO SIGNIFICANT LITIGATION EXPENSE AND RISK.

See "Item 1. LEGAL PROCEDINGS."

ITEM 1B.       UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We operate manufacturing and research facilities in 20 countries. Capital spending for the years ended 2005, 2004 and 2003 was $105.3 million, $89.3 million and $93.8 million, respectively.

Our capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of our products, to modernize or replace older facilities, or to install equipment for protection of employees, neighboring communities and the environment.

Our manufacturing and research facilities and the segments served by each such facility are as follows:

------------------------------------------------------------------------------------------------------------------
FACILITY                                              SEGMENTS SERVED
------------------------------------------------------------------------------------------------------------------
Anaheim, California                                    Cytec Engineered Materials
Antofogasta, Chile                                     Cytec Performance Chemicals
Atequiza, Mexico                                       Cytec Performance Chemicals
Avondale (Fortier), Louisiana                          Building Block Chemicals
Bassano, Italy                                         Cytec Surface Specialties
Belmont (Willow Island), West Virginia                 Cytec Performance Chemicals
Bogota, Colombia                                       Cytec Performance Chemicals; Cytec Surface Specialties
Botlek, the Netherlands                                Cytec Performance Chemicals; Cytec Surface Specialties;
                                                            Building Block Chemicals
Bradford, U.K.                                         Cytec Performance Chemicals
Dijon, France                                          Cytec Surface Specialties
Drogenbos, Belgium                                     Cytec Performance Chemicals; Cytec Surface Specialties
Graz, Austria                                          Cytec Surface Specialties
Greenville, South Carolina                             Cytec Engineered Materials
Greenville, Texas                                      Cytec Engineered Materials
Gumi, Korea                                            Cytec Performance Chemicals
Hamburg, Germany                                       Cytec Surface Specialties
Havre de Grace, Maryland                               Cytec Engineered Materials
Indian Orchard, Massachusetts                          Cytec Performance Chemicals
Kalamazoo, Michigan                                    Cytec Performance Chemicals; Cytec Surface Specialties
La Llagosta, Spain                                     Cytec Surface Specialties
Langley, South Carolina                                Cytec Performance Chemicals; Cytec Surface Specialties
Lillestrom, Norway                                     Cytec Surface Specialties
Longview, Washington                                   Cytec Performance Chemicals
Mobile, Alabama                                        Cytec Performance Chemicals
Mount Pleasant, Tennessee                              Cytec Performance Chemicals
New Castle, Delaware                                   Cytec Performance Chemicals
North Augusta, South Carolina                          Cytec Surface Specialties
Oestringen, Germany                                    Cytec Engineered Materials
Olean, New York                                        Cytec Performance Chemicals
Orange, California                                     Cytec Engineered Materials
Pampa, Texas                                           Cytec Surface Specialties
Rayong, Thailand                                       Cytec Surface Specialties
Rock Hill, South Carolina                              Cytec Engineered Materials
San Fernando, Spain                                    Cytec Surface Specialties
Schoonaarde, Belgium                                   Cytec Surface Specialties
Seremban, Malaysia                                     Cytec Surface Specialties
Shanghai, China                                        Cytec Surface Specialties
Shimonoseki, Japan                                     Cytec Surface Specialties
Smyrna, Georgia                                        Cytec Surface Specialties
Stamford, Connecticut                                  Cytec Performance Chemicals; Cytec Surface Specialties
Suzano, Brazil                                         Cytec Surface Specialties
Wallingford, Connecticut                               Cytec Performance Chemicals; Cytec Surface Specialties
Welland, Canada                                        Cytec Performance Chemicals
Werndorf, Austria                                      Cytec Surface Specialties
Wiesbaden, Germany                                     Cytec Surface Specialties
Winona, Minnesota                                      Cytec Engineered Materials
Wrexham, U. K.                                         Cytec Engineered Materials

We own all of the foregoing facilities and their sites except for the land at the Botlek, Indian Orchard, Lillestrom, New Castle, Pampa, Smyrna and Shimonoseki facilities. The land is leased under long-term leases, except for the Indian Orchard, New Castle and Pampa facilities. We are currently negotiating our leases with our landlords for the Indian Orchard and Pampa locations, and reviewing our options regarding these sites. We plan to relocate our New Castle, Delaware operations to the new plant we are building at our Kalamazoo, Michigan facility. We anticipate the relocation to be complete during the last half of 2007. We lease our corporate headquarters in West Paterson, New Jersey, our Cytec Specialty Chemicals headquarters in Brussels, Belgium and our Cytec Engineered Materials headquarters located in Tempe, Arizona.

ITEM 3. LEGAL PROCEEDINGS

We are the subject of numerous lawsuits and claims incidental to the conduct of our or our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. We believe that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on our consolidated financial position, but could be material to our consolidated results of operations and cash flows in any one accounting period. We, in this section, includes certain predecessor entities being indemnified by us.

LEAD PIGMENT

We are among several defendants in approximately 30 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

In July 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. We settled this case for an immaterial amount. Although similar cases may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. Accordingly, we do not believe that our liability, if any, in such cases will be material, either individually or in the aggregate and no loss contingency has been recorded.

We have access to a substantial amount of primary and excess general liability insurance for property damage and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for lead pigment related property damage claims. We have agreements with two of our insurers which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with lead pigment related property damage claims and we continue to pursue recovery of our past and future defense costs from additional insurers.

ASBESTOS

We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury. The claimants allege exposure to asbestos at facilities that we either formerly or currently own or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us, and we have no information that this pattern will change.

The following table presents information about the number of claimants involved in asbestos cases with us:


                                                                           Year Ended             Year Ended
                                                                          December 31,           December 31,
                                                                              2005                   2004
                                                                       -------------------    --------------------
      Number of claimants at beginning of period                             27,947                  26,955
      Number of claimants associated with claims closed during period       (11,949)                 (3,540)
      Number of claimants associated with claims opened during period         2,113                   4,532
                                                                            -------                 -------
      Number of claimants at end of period                                   18,111                  27,947
------------------------------------------------------------------------------------------------------------------

OTHER

In 2006, we were named as a defendant in a series of civil cases alleging violation of antitrust laws relating to the sale of methyl methacrylate, a chemical manufactured and sold by CYRO, and seeking damages arising out of such alleged violations. We sold our interest in CYRO to Degussa in 2005, and in accordance with the terms of the sales agreement, we expect Degussa and CYRO to provide us with full indemnity for any losses and expenses associated with these cases.

In February 2006, a subsidiary of DSM filed a lawsuit against us seeking immediate dissolution of AMEL, the melamine manufacturing joint venture between DSM and Cytec or the appointment of a receiver for the joint venture, the rescission of the services agreement between Cytec and AMEL and compensatory damages. We believe this lawsuit is without merit and we are vigorously defending against all of the claims.

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately 11.0 million euros plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We have obtained a court order in France to enforce the award, which order is being appealed by SNF. No gain contingency has been recorded. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings. We believe that the complaint is without merit.

In addition to liabilities with respect to the specific cases described above, because the production of certain chemicals involves the use, handling, processing, storage, transportation and disposal of hazardous materials, and because certain of the our products constitute or contain hazardous materials, we have been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that, as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials.

See "Item 1. BUSINESS - Environmental Matters" and Note 11 of the Notes to Consolidated Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed on the New York Stock Exchange. On January 31, 2006, there were approximately 8,900 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:


                          1Q               2Q            3Q             4Q
---------------------------------------------------------------------------
2005

     High             $53.90           $52.94        $48.39         $47.64
     Low              $45.91           $39.62        $39.34         $40.98
     Dividends        $ 0.10           $ 0.10         $0.10          $0.10
2004
     High             $38.76           $45.45        $49.99         $51.73
     Low              $32.97           $35.50        $44.31         $44.92
     Dividends        $ 0.10           $ 0.10        $ 0.10         $ 0.10
---------------------------------------------------------------------------


On February 9, 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on March 15, 2006 to stockholders of record as of February 27, 2006.

Upon closing of our acquisition of the Surface Specialties business of UCB on February 28, 2005, we issued 5,772,857 shares of our common stock to UCB as part of the consideration. See Note 2 of the Notes to Consolidated Financial Statements. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 since no public offering was involved. Also, upon closing, we entered into a stockholder's agreement with UCB which provides for UCB to reduce its stake within five years from the closing date and contains other customary terms and provisions.

See Part III, Item 11. "Executive Compensation" for information relating to our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA FIVE-YEAR SUMMARY
(Dollars in millions, except per share amounts)

                                                2005             2004             2003             2002            2001
------------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                     $2,925.7         $1,721.3         $1,471.8         $1,346.2        $1,387.1
Earnings from operations                       $ 160.5  (1)    $  167.7  (3)    $  144.1         $  118.4  (7)   $  111.2   (9)
Earnings before discontinued operations,
  accounting change, extraordinary
  item and premium paid to redeem
  preferred stock                             $   57.9  (2)    $  131.0  (4)    $   92.8         $   78.7  (8)   $   64.6  (10)
Earnings from discontinued operations,
  net of taxes                                     1.2                -                -                -               -
Cumulative effect of accounting change,
  net of taxes                                      --                -            (13.6)(6)            -               -
Extraordinary gain, net of taxes                    --                -                -                -             4.9
Premium paid to redeem preferred stock              --             (9.9) (5)           -                -               -
------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders $   59.1         $  121.1         $   79.2         $   78.7        $   69.5
==============================================================================================================================
Basic net earnings per common share:
Net earnings available to common
  stockholders before accounting change and
  extraordinary gain                          $   1.28         $   3.06         $   2.38         $   1.99        $   1.61
Earnings from discontinued operations,
  net of taxes                                    0.03                -                -                -               -
Cumulative effect of accounting change,
  net of taxes                                       -                -            (0.35)               -               -
Extraordinary gain, net of taxes                     -                -                -                -            0.12
------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders $   1.31         $   3.06         $   2.03         $   1.99        $   1.73
===============================================================================================================================
Diluted net earnings per common share:
Net earnings available to common stockholders
  before accounting change and
  extraordinary gain                          $   1.25         $   2.96         $   2.31         $   1.94        $   1.55
Earnings from discontinued operations,
  net of taxes                                    0.02                -                -                -               -
Cumulative effect of accounting change,
  net of taxes                                       -                -            (0.34)               -               -
Extraordinary gain, net of taxes                     -                -                -                -        $   0.12
------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders $   1.27         $   2.96         $   1.97         $   1.94        $   1.67
==============================================================================================================================
Cash dividends declared and paid
  per common share:                           $   0.40         $   0.40                -                -               -
Balance sheet data:
Total assets                                  $3,810.5         $2,251.6         $2,046.4         $1,785.2        $1,669.8
Long-term debt                                $1,225.5         $  300.1         $  416.2         $  216.0        $  314.7
==============================================================================================================================


(1) Includes a non-deductible charge of $37.0 for the write-off of acquired in-process research and development, a pre-tax charge of $20.8 ($15.4 after tax) resulting from the write-up to fair value of acquired inventory, pre-tax restructuring charges of $16.8 ($12.4 after-tax) and pre-tax integration costs of $0.2 ($0.1 after-tax).

(2) In addition to the items in Note (1) above, includes pre-tax charges of $44.2 ($28.1 after-tax) related to derivative contracts entered into to hedge currency and interest rate exposure associated with the purchase of Surface Specialties, $22.0 ($14.0 after-tax) of interest charges and unamortized put premiums and rate lock agreements related to the redemption of the Mandatory Par Put Remarketed Securities ("MOPPRS") and $28.3 representing the favorable resolution of several prior year tax matters.

(3) Includes a pre-tax charge of $8.0 ($6.2 after-tax) for various litigation matters.

(4) In addition to the item in Note (3) above, includes a pre-tax charge of $6.2 ($4.8 after-tax) relating to the settlement of several environmental and toxic tort lawsuits, a pre-tax charge of $2.0 (after-tax $1.6) relating to the settlement of disputed matters with the former holder of our Series C Preferred Stock, a tax credit of $2.4 resulting from the favorable outcome of a completed international tax audit and a pre-tax gain of $26.8 (after-tax $17.1) resulting from derivative transactions related to the acquisition of Surface Specialties.

(5) Represents a charge to net earnings available to common stockholders resulting from the redemption of our Series C Preferred Stock.

(6) Represents the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 143. Pre-tax expenses resulting from SFAS No. 143 included in Earnings from Operations were $1.8 in 2003. Had this accounting policy been in effect in prior years, additional pre-tax expenses of $1.7 in 2002 and $1.6 in 2001 would have been recognized in the determination of earnings from operations.

(7) Includes net restructuring pre-tax charges of $13.7 ($9.2 after-tax) and a pre-tax charge of $1.7 ($1.1 after-tax) for costs associated with obtaining a tax refund related to the prior years' research and development tax credit.

(8) In addition to the items in Note (7) above, includes restructuring pre-tax charges of $0.4 ($0.2 after-tax) included in equity in earnings of associated companies, $2.0 of pre-tax interest income (after tax $1.3) related to the research and development tax credit, and a $6.0 reduction in income tax expense related to a refund associated with prior years' research and development tax credits.

(9) Includes a restructuring pre-tax charge of $5.4 ($3.5 after-tax) and pre-tax goodwill amortization of $9.7 ($6.3 after-tax) that is no longer amortized under SFAS No. 142, "Goodwill and Other Intangible Assets."

(10) In addition to the restructuring charge in note (9) above, includes a restructuring pre-tax charge of $2.3 ($1.5 after-tax) included in earnings of associated companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. It is assumed that the reader is familiar with the description of our business and risk factors contained in Part I of this report. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

We are a global specialty chemicals and materials company which sells our products to diverse major markets for aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining, plastics and water treatment. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management.

In the course of our ongoing operations, a number of strategic product line acquisitions and dispositions have been made. The results of operations of the acquired businesses have been included in our consolidated results from the dates of the respective acquisitions. On February 28, 2005, we acquired the Surface Specialties business of UCB in a transaction valued at $1,799.7. After adjusting for a final working capital adjustment of $25.4 and transaction costs incurred of $14.9, the acquisition was valued at $1,789.2. A further discussion of acquisitions and dispositions can be found in Note 2 to the Notes to the Consolidated Financial Statements contained herein.

We also report net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management's view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Oil and natural gas costs are significantly higher than the year ago period and many of our raw materials are derived from these two commodities. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of our raw materials. Hurricane activity in the US Gulf region led to further increases in the cost of natural gas and oil-related raw materials.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in our Consolidated Statements of Income bear to net sales:

YEARS ENDED DECEMBER 31,                       2005        2004     2003
------------------------------------------------------------------------------
Net sales                                     100.0%      100.0%   100.0%
Manufacturing cost of sales                    79.1        75.7     75.5
------------------------------------------------------------------------------
Gross profit                                   20.9        24.3     24.5
Selling and technical services                  7.3         8.1      8.6
Research and process development                3.6         2.3      2.4
Administrative and general                      3.5         3.8      3.3
Amortization of acquisition intangibles         1.0         0.3      0.3
------------------------------------------------------------------------------
Earnings from operations                        5.5         9.8      9.9
------------------------------------------------------------------------------
Net earnings available to common stockholders   2.0         7.0      5.4
------------------------------------------------------------------------------

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

                                                                                                 EUROPE/
                                                       NORTH          LATIN         ASIA/      MIDDLE EAST/
NET SALES                                             AMERICA        AMERICA       PACIFIC        AFRICA         TOTAL
-------------------------------------------------------------------------------------------------------------------------
2005
  Cytec Performance Chemicals                           $  340.8         $126.8       $118.5        $  269.7     $  855.8
  Cytec Surface Specialties                                329.6           50.7        202.9           660.9      1,244.1
  Cytec Engineered Materials                               349.2            1.5         30.0           160.9        541.6
  Building Block Chemicals                                 149.2            4.9         50.3            79.8        284.2
                                                    ----------------------------------------------------------------------
    Total                                               $1,168.8         $183.9       $401.7        $1,171.3     $2,925.7
                                                    ----------------------------------------------------------------------
2004
  Cytec Performance Chemicals                           $  293.8         $104.0       $106.7        $  208.2     $  712.7
  Cytec Surface Specialties                                122.4           16.2         56.7            65.7        261.0
  Cytec Engineered Materials                               322.4            1.7         21.5           141.4        487.0
  Building Block Chemicals                                 126.6            3.3         77.0            53.7        260.6
                                                    ----------------------------------------------------------------------
    Total                                               $  865.2         $125.2       $261.9        $  469.0     $1,721.3
                                                    ----------------------------------------------------------------------
2003
  Cytec Performance Chemicals                           $  272.5         $ 77.9       $101.3        $  171.9     $  623.6
  Cytec Surface Specialties                                120.5           13.4         36.5            58.0        228.4
  Cytec Engineered Materials                               292.3            1.6         15.5            99.3        408.7
  Building Block Chemicals                                  88.9            4.0         58.0            60.2        211.1
                                                    ----------------------------------------------------------------------
    Total                                               $  774.2         $ 96.9       $211.3        $  389.4     $1,471.8
                                                    ======================================================================

Net sales in the United States were $1,095.3, $802.4 and $719.7 for 2005, 2004 and 2003, respectively. International net sales were $1,830.4, $918.9, and $752.1, or 63%, 53% and 51% of total net sales, for 2005, 2004 and 2003, respectively.

For more information on our segments, refer to Note 17 of the Notes to Consolidated Financial Statements and further discussions in "Segment Results," below.

YEAR ENDED DECEMBER 31, 2005, COMPARED WITH YEAR ENDED DECEMBER 31, 2004

CONSOLIDATED RESULTS

Net sales for 2005 were $2,925.7 compared with $1,721.3 for 2004, up 70% of which 62% was due to the inclusion of sales from Surface Specialties which was acquired on February 28, 2005, selling prices increased 6%, exchange rates increased sales 1% and selling volumes were up 1%. Cytec Performance Chemicals experienced a net increase in sales which resulted primarily from the addition of sales of the acquired pressure sensitive adhesives and polyurethanes product lines of Surface Specialties as well as from selling price increases. Cytec Surface Specialties experienced a net increase in sales which resulted primarily from the addition of sales related to the remainder of the acquired product lines of Surface Specialties. Cytec Engineered Materials sales increase was primarily volume related, primarily from increased sales to the large commercial transport and commercial rotorcraft sectors. Building Block Chemicals sales increased from higher selling prices, while volumes decreased. Net sales and operating results for the Building Blocks segment were significantly impacted by the effects of hurricanes Katrina and Rita in the US gulf coast.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $2,313.7 compared with $1,303.1 during 2004. This increase was primarily attributable to the following items: the inclusion of the acquired Surface Specialties business; higher raw material and energy costs of $98.4; a charge of $20.8 representing the excess of the fair value of the finished goods inventory of the acquired business over normal manufacturing cost and the direct impact from the hurricanes of $6.3 for maintenance and repair costs, extra labor and related expenses, energy and start up costs. Also included was approximately $5.0 of employee severance costs related to a restructuring that occurred during the second half of 2005.

Pension expense increased $15.7 principally as a result of additional plans acquired upon acquisition and to a lesser extent, the lowering of the discount rate in the U. S. by 0.50% to reflect current market rates on fixed income securities. Pension expense is primarily reported in manufacturing cost of sales.

Selling and technical services was $213.6 versus $139.8 in the prior year. This increase was primarily attributable to the following items: the inclusion of the acquired Surface Specialties business; $3.5 of employee severance costs; $1.2 of unfavorable exchange rate changes; and $4.4 from increased investments in people and qualification work on a number of new aircraft platforms for our customers in the Cytec Engineered Materials segment.

Research and process development was $68.5 versus $40.0 in the prior year. This increase was primarily attributable to the inclusion of the acquired Surface Specialties business and $0.8 related to restructuring charges.

The write-off of acquired in-process research and development of $37.0 was the result of the Surface Specialties acquisition.

Administrative and general expenses were $102.1 versus $65.1 in the prior year. This increase was primarily attributable to the following items: the inclusion of the acquired Surface Specialties business; a charge of $2.4 related to the settlement of a litigation matter and employee severance costs of $7.3. Included in administrative expenses for the prior year period is a charge of $8.0 related to the settlement of a federal carbon fiber class action lawsuit and several other minor litigation matters.

Amortization of acquisition intangibles was $30.3 versus $5.6 in the prior year due to the amortization of intangibles related to the acquired Surface Specialties business.

Other income (expense), net was expense of $44.9 compared with income of $16.9 in the prior year. We entered into derivative contracts to economically hedge currency and interest rate exposures associated with the Surface Specialties acquisition. These contracts were settled following completion of the acquisition and resulted in a loss of $19.2 during 2005. The foreign currency contracts have matured. In anticipation of the long-term debt that was subsequently issued in October, 2005 to refinance debt, we also entered into interest rate derivatives which resulted in the recognition of a loss of $25.0 in 2005. Also included in 2005 was a charge of $4.4 for a settlement to resolve a dispute over an environmental matter. Included in 2004 results was a net gain of $26.8 related to derivative contracts entered into during the fourth quarter to economically hedge currency and interest rate exposure associated with the pending acquisition of Surface Specialties. Also included in 2004 results were charges of $6.1 for settlement of several environmental remediation and toxic tort lawsuits and a charge of $2.0 related to the settlement of a series of disputed matters with the holder of our Series C Preferred Stock ("Series C Stock").

Equity in earnings of associated companies was $7.9 versus $5.2 in the prior year. The increase was primarily due to an increase in earnings by CYRO even though the 2005 results include only the five months of results. We sold our 50% ownership stake in CYRO on June 1, 2005.

Interest expense, net was $80.0 compared with $17.4 in the prior year. The increase resulted from higher outstanding debt balances incurred in conjunction with our acquisition of Surface Specialties and $22.0 of interest charges and unamortized put premiums and rate lock agreements related to the optional redemption of our Mandatory Par Put Remarketed Securities ("MOPPRS") in 2005.

Our 2005 effective tax rate on income from continuing operations was a tax benefit of 33%. Our effective tax rate for continuing operations was favorably impacted by a reduction in income tax expense of $12.2 related to a partial resolution of a tax audit in Norway with respect to prior year tax returns and a reduction in income tax expense of $16.2 recorded related to final approval of the Internal Revenue Service's examination of our tax returns for the years 1999 through 2001. Also favorably impacting the rate were the losses of $44.2 incurred in the U.S. on interest rate and currency derivatives entered into in connection with Surface Specialties acquisition and the $22.0 charge pertaining to the optional redemption of the MOPPRS. The tax benefit on these losses was recorded at 36.5%. Unfavorably impacting the 2005 tax rate was a charge of $37.0 for the write-off of in-process research and development expenses related to the Surface Specialties acquisition for which no tax benefit was recorded. Excluding these items, our underlying 2005 annual effective tax rate would have been 26%. The comparable effective tax rate in 2004 was 24%, which excludes acquisition related net currency and interest rate hedge gains. The increase in the underlying annual effective tax rate versus last year was primarily attributable to the addition of earnings from acquired Surface Specialties entities in countries with higher tax rates than in countries for heritage Cytec.

Earnings from discontinued operations were $1.2 in 2005, net of taxes of $0.8 and reflect the results of Surface Specialties amino resins ("SSAR") product line for the six months ended August 31, 2005, the date on which we divested SSAR.

During 2004, we redeemed our Series C Stock, which had a liquidation value of $0.1, for $10.0 in cash. The resulting charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock during 2004.

Net earnings available to common stockholders for 2005 were $59.1 ($1.27 per diluted share) compared with $121.1 ($2.96 per diluted share). Included in the full year ended December 31, 2005 were purchase accounting related charges of $20.8 pre-tax (after-tax $15.2, or $0.33 per diluted share), related to acquired inventories from Surface Specialties being recorded at fair value which exceeded normal manufacturing cost, and $37.0 or $0.80 per diluted share related to the write-off of in-process research and development costs of Surface Specialties, a pre-tax charge of $44.2 million (after tax $28.1 or $0.61 per diluted share) related to currency and interest rate derivative transactions associated with the Surface Specialties acquisition, a pre-tax charge of $2.4 (after tax $1.8 or $0.04 per diluted share) related to an anticipated settlement of a certain litigation matter, a pre-tax charge of $22.0 (after-tax $14.0 or $0.30 per diluted share) related to the optional redemption of our MOPPRS prior to their maturity, an income tax benefit of $28.4, or $0.61 per diluted share, reflecting favorable resolution of tax audits with respect to prior year tax returns, employee restructuring costs of $16.8 (after tax net $12.4 or $0.27 per diluted share), integration costs related to the acquired business of pre-tax $0.2 (after tax $0.1) and a $4.4 settlement to resolve a dispute over an environmental matter (after tax $3.2 or $0.07 per diluted share).

SEGMENT RESULTS (SALES TO EXTERNAL CUSTOMERS)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below and reflect the new organizational and reporting structure of our reportable segments for all periods presented.

CYTEC PERFORMANCE CHEMICALS

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL                    ACQUISTION/
                                                2005          2004            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                   $340.8       $293.8             16%        9%               7%            0%
Latin America                                    126.8        104.0             22%        4%              12%            6%
Asia/Pacific                                     118.5        106.7             11%        4%               6%            1%
Europe/Middle East/Africa                        269.7        208.2             30%        6%              23%            1%
                                              ----------------------
Total                                           $855.8       $712.7             20%        7%              12%            1%
-------------------------------------------------------------------------------------------------------------------------------

Overall selling volume increased 12%, with the acquisition accounting for an increase of 14%, partly offset by a decrease in base selling volumes of 2%, primarily due to the sluggish demand in North American and Europe as well as our decision to give up low margin business. On a regional basis, sales volume in North America increased 7% with acquisitions accounting for 11%. The decrease in base volumes is primarily attributable to the water treatment and polymer additive product lines which were impacted by decisions to give up low margin business and reduced demand. Sales volume in Europe/Middle East/Africa increased 23%, with acquisitions accounting for 24%, partly offset by a decrease in base selling volume of 1% principally in the polymer additives product line. Sales volumes in Asia were up 6% with the acquisition accounting for 12%. The decrease in base volumes was principally in the polymer additives product line due to decisions to give up low margin business. Sales volumes in Latin America increased 12% primarily due to improved demand for mining chemicals for copper mining applications. Selling prices increased as a result of implementation of price increase initiatives to cover significantly higher raw material and energy costs.

Earnings from operations were $56.6, or 7% of sales, compared with $57.5 or 8% of sales in 2004. Earnings declined slightly as price increases of $47.1 and the net favorable impact of exchange rate changes were offset by higher raw material and energy costs of $35.8, a write-off of acquired in-process research and development costs of $6.9, a charge of $2.5 for the excess of the fair value of the finished goods inventory of the acquired business over normal manufacturing cost and lower selling volumes compounded by reduced production levels at certain facilities in response to lower demand levels.

CYTEC SURFACE SPECIALTIES

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL                    ACQUISTION/
                                                2005          2004            % CHANGE    PRICE          VOLUME        CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                  $  329.6       $122.4           169%        3%             166%            0%
Latin America                                      50.7         16.2           213%       -1%             210%            4%
Asia/Pacific                                      202.9         56.7           258%        1%             256%            1%
Europe/Middle East/Africa                         660.9         65.7           906%        2%             903%            1%
                                             --------------------------
Total                                          $1,244.1       $261.0           377%        2%             374%            1%
===============================================================================================================================

Selling volumes increased 374% as a result of the acquisition with base volumes decreasing slightly for heritage businesses. In North America base business declined 5% due to weak demand and Latin America, all of the volume increase is acquisition related. In Asia/Pacific, base business grew 8% while in Europe/Middle East/Africa, base volumes were down 2% due to weak demand.

Earnings from operations were $22.0, or 2% of sales, compared with earnings from operations of $28.7 or 11% of sales in 2004. The decrease in earnings is primarily attributable to the following factors: the write-off of acquired in-process research and development costs of $30.1; a charge of $18.3 for the excess of the fair value of the finished goods inventory of the acquired business over normal manufacturing costs; a decline in base business selling volumes which decreased earnings by $6.5, and; higher raw material and energy costs of $12.5 which were only partially recovered by selling price increases of $4.8. Partially offsetting the above were the earnings of the acquired business of $57.8 (excluding the acquired research and development and inventory charges referred to above) and the net favorable impact of exchange rate changes.

CYTEC ENGINEERED MATERIALS

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL
                                                2005          2004            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                  $349.2       $322.4               8%        1%               7%            0%
Latin America(1)                                  1.5          1.7              ---       ---              ---           ---
Asia/Pacific                                     30.0         21.5              40%        3%              37%            0%
Europe/Middle East/Africa                       160.9        141.4              14%        3%              11%            0%
                                             --------------------------
Total                                          $541.6       $487.0              11%        2%               9%            0%
===============================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 9%. Increased sales to the Europe/Middle East/Africa, North America and Asia/Pacific regions primarily related to increased volumes to the large commercial transport and commercial rotorcraft sectors primarily due to increased build rates and new business.

Earnings from operations were $103.0, or 19% of sales, compared with $83.4, or 17% of sales, in 2004. The increase was primarily attributable to increased earnings of $30.5 from higher selling volumes and price increases of $8.3 partially offset by higher raw material and energy costs of $5.6, manufacturing difficulties in Europe and increased in technical, commercial and research of $5.2 principally to support future growth initiatives.

BUILDING BLOCK CHEMICALS

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL
                                                2005          2004            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                 $  149.2       $126.6             18%       18%               0%            0%
Latin America(1)                                   4.9          3.3             ---       ---              ---           ---
Asia/Pacific                                      50.3         77.0            -35%       10%             -45%            0%
Europe/Middle East/Africa                         79.8         53.7             49%       21%              28%            0%
                                            ---------------------------
Total                                         $  284.2       $260.6              9%       16%              -7%            0%
=================================================================================================================================
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Sales were higher overall due to higher selling prices, primarily for acrylonitrile, which were in line with the increase in raw material costs. Selling volumes decreased 7% overall. Selling volumes to the Asia/Pacific region decreased due to sluggish demand for acrylonitrile in light of higher selling prices but were partially offset by increased volumes to the Europe/Middle East/Africa region where local production outages increased demand for imported acrylonitrile. Selling volumes in North America were impacted by reduced industrial demand and the hurricanes in the US Gulf region.

Earnings from operations were $5.7, or 2% of sales, compared with $15.6, or 6% of sales, in 2004. The decrease in earnings reflects the impact from the hurricanes of about $6.3 related to maintenance and repair costs, extra labor and related expenses, energy and start up costs and the related lower production levels which reduced fixed cost absorption by approximately $3.9. Higher selling prices of $41.0 mostly offset increased raw material and energy costs of $44.6.

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

CONSOLIDATED RESULTS

Net sales for 2004 were $1,721.3 compared with $1,471.8 during 2003. All segments reported increased sales. In the two specialty chemicals segments sales increased primarily due to increased selling volumes, the acquisitions completed in the second half of 2003 and favorable exchange rates. The Cytec Engineered Materials segment sales increase was primarily volume related and all product lines participated. The Building Block Chemicals segment sales increased principally due to higher selling prices which were driven by higher raw material and energy costs offset somewhat by a decrease in sales volumes of acrylonitrile and acrylamide.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,303.1 compared with $1,111.9 during 2003. Cost of sales was primarily impacted by higher raw material and energy costs of $69.0. Gross margin percent however, decreased by only 0.2% as the higher raw material and energy costs were offset by increased selling prices of $42.1, the net impact of exchange rates on operations outside of the United States of $35.1, the fixed cost leverage from the increased production levels and a favorable product mix.

Pension expense increased $5.1 principally as a result of our lowering the discount rate in the U. S. by 0.5% to reflect current market rates on fixed income securities and by the 2003 acquisitions which increased pension expense by $0.3. Pension expense is primarily reported in manufacturing cost of sales. Refer to "Critical Accounting Policies, Retirement Plans" for further discussion on how changes in discount rates and return on asset assumptions can impact annual expense.

Selling and technical services was $139.8 in 2004 versus $126.9 in the prior year due to ongoing costs of the businesses in the Specialty Chemical segments acquired in the second half of 2003, the impact of exchange rate changes on operations outside of the United States of $4.2 and higher costs in the Cytec Engineered Materials segment of $2.0 where we are investing in personnel, product qualifications and commercialization of new products for our growth initiatives.

Research and process development was $40.0 versus $35.2 in the prior year. This increase was primarily the result of ongoing costs of the acquired businesses of the Specialty Chemical segments completed in the second half of 2003, costs associated with the start up of the newly renovated specialty chemicals technology center and higher costs in the Cytec Engineered Materials segment where we continue to invest for a number of future opportunities.

Administrative and general expenses were $65.1 versus $49.7 in the prior year. Included in 2004 is a charge of $8.0 related to the settlement of the federal carbon fiber class action lawsuit and several other minor litigation matters. Also contributing to the increase were ongoing costs of the businesses of the Specialty Chemical segments acquired in the second half of 2003 of approximately $1.3, an increase in deferred compensation expense of $2.6 due to the increase in our stock price versus the year ago period and the impact of exchange rate changes on operations outside of the U.S. of $1.1. Additionally, we incurred $2.0 in third party expenses related to implementing accounting and disclosure control procedures as required by the Sarbanes-Oxley Act of 2002.

Other income, net was $16.9 compared with a loss of $5.7 in the prior year. Included in 2004 results was a net gain of $26.8 related to derivative contracts entered into during the fourth quarter to economically hedge currency and interest rate exposure associated with the pending acquisition of Surface Specialties. We entered into foreign currency contracts to offset the impact of potential dollar to euro exchange rate fluctuations on the acquisition cost in dollars and this resulted in a gain of $33.3. In anticipation of future long-term debt that would be issued to partially finance the acquisition, we also entered into interest rate hedges which resulted in the recognition of a loss of $6.5. Also included in other income, net are charges of $6.2 for settlement of several environmental remediation and toxic tort lawsuits and a charge of $2.0 related to the settlement of a series of disputed matters with Wyeth, partially offset by a gain of $2.0 related to the sale in 1999 of our share of a methanol joint venture whereby we received additional proceeds because the market price of methanol stayed above an agreed upon index over a predetermined period of time. We also recorded $3.0 in other income, net, of which $1.0 has been received, that relates to insurance recoveries and expected recoveries from our insurers of lead-related defense costs which had been previously expensed. Lead-related defense costs recognized during 2004 amounted to $2.5. The prior year loss of $5.7 primarily resulted from the recognition of currency losses whereby certain international subsidiaries held dollar denominated assets while the U.S. dollar weakened.

Equity in earnings of associated companies was $5.2 versus $7.2 in the prior year. Earnings from CYRO, our 50% owned acrylic plastics joint venture, remained flat as compared with the prior year as increased sales volumes and selling prices offset higher raw material costs. In addition, results for 2003 included earnings of $1.8 from our former 50% owned Mitsui-Cytec joint venture. Refer to Notes 2 and 6 of the Notes to Consolidated Financial Statements.

Interest expense, net was $17.4 compared with $16.2 in the prior year. The increase resulted primarily from a higher outstanding weighted-average debt balance during 2004.

Our effective tax rate in 2004 was 24.0% compared with 28.3% in 2003. This reduction reflects our continued earnings growth in lower tax jurisdictions and, to a lesser extent, a favorable international tax ruling received in the first quarter of 2004. During the second quarter of 2004, we recorded a reduction of our tax liabilities due to the completion of several years of tax audits in an international tax jurisdiction that resulted in a reduction of $2.4 to our income tax provision. These reductions were partially offset by the derivative net gain noted above which was taxed at the higher incremental U.S. rate.

Net earnings available to common stockholders for 2004 were $121.1 ($2.96 per diluted share). Net earnings available to common stockholders for 2004 included a charge of $9.9 ($0.24 per diluted share) as a result of the redemption of our Series C Stock. Our Series C Stock was originally issued in 1993 in conjunction with our spin-off from American Cyanamid Company ("Cyanamid"). Wyeth became beneficial owner of Series C Stock following its acquisition of Cyanamid in 1994. Net earnings available to common stockholders for 2003 were $79.2 ($1.97 per diluted share). Included in 2003 results is an after-tax, non-cash charge of $13.6 ($0.34 per diluted share) reported as a cumulative effect of accounting change related to the adoption of SFAS No.143, "Accounting for Asset Retirement Obligations" which became effective January 1, 2003.

SEGMENT RESULTS (SALES TO EXTERNAL CUSTOMERS)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

CYTEC PERFORMANCE CHEMICALS

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL                    ACQUISTION/
                                                2004          2003            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                   $293.8       $272.5              8%        1%               7%            0%
Latin America                                    104.0         77.9             34%       -2%              33%            3%
Asia/Pacific                                     106.7        101.3              5%        0%               3%            2%
Europe/Middle East/Africa                        208.2        171.9             21%        0%              13%            8%
                                             --------------------------
Total                                           $712.7       $623.6             14%        0%              11%            3%
===============================================================================================================================

Overall sales improved 14% with acquisitions accounting for 6%. The 5% increase in base selling volumes was attributable to increased sales across all product lines, mining chemicals and water treatment chemicals. On a regional basis, sales volumes in Latin America increased 33% with acquisitions accounting for 11% and the remainder of the increase primarily due to improved demand for mining chemicals from copper mining applications. Sales volumes were up 13% in Europe/Middle East/Africa with acquisitions accounting for 4% and the remainder of the increase primarily due to increased demand for water treatment chemicals from full service providers and phosphine applications.

Earnings from operations were $57.5, or 8% of sales, compared with $35.7 or 6% of sales in 2003. The increase in earnings was primarily attributable to increased selling volumes, primarily due to acquisitions during the second half of 2003, and the impact of exchange rate changes of $20.3 partly offset by increased raw material and energy costs of $8.7.

CYTEC SURFACE SPECIALTIES

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL
                                                2004          2003            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                    $122.4       $120.5             2%       -1%               3%            0%
Latin America                                      16.2         13.4            21%        0%              20%            1%
Asia/Pacific                                       56.7         36.5            55%       -2%              55%            2%
Europe/Middle East/Africa                          65.7         58.0            13%        1%               3%            9%
                                             --------------------------
Total                                            $261.0       $228.4            14%       -1%              12%            3%
===============================================================================================================================

Overall selling volumes increased 12% with acquisitions accounting for 7%. Base selling volumes increased for all product lines as a result of improved demand and new business. On a regional basis, Asia/Pacific sales volumes increased 55% with acquisitions accounting for 45%. Latin America sales volumes increased 20% and resulted from increased demand for coatings. Europe/Middle East/Africa sales were up 13% due to the favorable impact of exchange rate changes and increased demand primarily for coatings chemicals.

Earnings from operations were $28.7, or 11% of sales, compared with $23.7, or 10% of sales, in 2003. The favorable impact from acquisitions, higher base sales volumes, improved manufacturing operations and net favorable exchange rate changes of $6.2 more than offset the effect of higher raw material and energy costs of $3.4.

CYTEC ENGINEERED MATERIALS

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL
                                                2004          2003            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                    $322.4     $292.3              10%        0%              10%            0%
Latin America(1)                                    1.7        1.6              ---       ---              ---           ---
Asia/Pacific                                       21.5       15.5              39%       -1%              40%            0%
Europe/Middle East/Africa                         141.4       99.3              42%       -3%              40%            5%
                                             --------------------------
Total                                            $487.0     $408.7              19%       -1%              19%            1%
-------------------------------------------- ------------- ------------ ---------------- --------- ---------------- -----------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 19% with the increases coming from large commercial aircraft, regional and business jets and rotorcraft, military and high performance automotive sectors. On a regional basis, the 10% increase in North America sales volumes represented increased sales primarily to large commercial aircraft, military, business and regional jet and rotorcraft applications. Europe/Middle East/Africa sales volumes increased 40% principally due to increased sales to large commercial aircraft and high performance automotive applications as well as to business and regional jet and rotorcraft applications. Asia/Pacific sales volumes increased 40% principally due to increased sales for large commercial aircraft and regional and business jets. The overall decrease in average selling price was primarily due to increased volume rebates.

Earnings from operations were $83.4, or 17% of sales, compared with $66.0, or 16% of sales, in 2003. Higher earnings were principally due to the increase in selling volumes partly offset by increased manufacturing and commercial costs to service the higher demand levels and growth opportunities of this segment.

BUILDING BLOCK CHEMICALS

                                                                                                     % CHANGE DUE TO
                                                                                        ---------------------------------------
                                                                               TOTAL
                                                2004          2003            % CHANGE    PRICE          VOLUME/MIX    CURRENCY
-------------------------------------------------------------------------------------------------------------------------------
North America                                 $  126.6      $  88.9             43%       25%              18%            0%
Latin America(1)                                   3.3          4.0             ---       ---              ---           ---
Asia/Pacific                                      77.0         58.0             33%       35%              -2%            0%
Europe/Middle East/Africa                         53.7         60.2            -11%        6%             -23%            6%
                                            ---------------------------
Total                                           $260.6       $211.1             23%       22%              -1%            2%
===============================================================================================================================
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Global sales volumes declined slightly due in part to decreased acrylonitrile production as a result of reduced propylene (the key raw material for acrylonitrile) availability during the first quarter as well as a scheduled plant maintenance shutdown during May, 2004. North America selling volumes were up 18% with the majority due to increased acrylonitrile and sulfuric acid business. Europe/Middle East/Africa volumes decreased as 2003 reflected opportunistic sales in this region resulting from more favorable spot selling prices versus the Asia/Pacific region. North America and Asia/Pacific selling prices were up primarily reflecting partial recovery of higher raw material and energy costs.

Earnings from operations were $15.6, or 6% of sales, compared with $20.7, or 10% of sales, in 2003. The decrease in earnings was primarily due to the decrease in volume and increased raw material and energy costs of $48.0, which were not fully offset by price increases of $46.0.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2005, our cash balance was $68.6 compared with $323.8 at year end 2004. This decrease was primarily attributable to the use of cash to pay for a portion of the purchase price of Surface Specialties and to reduce debt, partially offset by cash generated from operations and sales of assets and discontinued operations.

Cash flows provided by operating activities were $232.4 compared with $167.4 for 2004. Significant one-time non-cash acquisition related charges for the write-off of acquired in-process research and development and amortization of acquired finished goods step up to fair value negatively impacted earnings but did not impact operating cash flow. The acquisition also resulted in significant increases in non-cash depreciation and amortization expenses. Other receivables reflect cash flows of $31.7 primarily due to the reimbursement from UCB for the payment of $19.4 of pre-acquisition tax liabilities for which we have been indemnified. Income taxes payable decreased $42.6 reflecting payment of the pre-acquisition income tax liabilities of $19.9 and the favorable resolution of several prior year tax matters which amounted to a reduction of income taxes payable of $28.3. Inventories decreased $9.5 reflecting efforts to optimize inventory levels. Other assets decreased $21.5 primarily from the cash realization of gains on acquisition related derivative instruments that were recognized in 2004. Accrued expenses decreased $19.3. Included in this are payments against acquisition related accruals of $7.9, payments against prior year incentive accruals higher than the current year accrual of $10.9, payment of legal settlements of $10.4 of which $8.0 was accrued in 2004 and a payment of $7.7 for losses on interest rate derivative instruments that were recognized in 2004. Partially offsetting these payments were net accruals for restructuring of $10.5.

Cash flows used in investing activities were $1,385.2 for 2005 compared with $84.1 for 2004. This increase was primarily attributable to the acquisition of Surface Specialties. On February 28, 2005, we acquired Surface Specialties for cash and stock valued at $1,799.7, of which $1,508.9 (euro 1,138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). During September 2005, we received $25.4 from UCB representing an adjustment to the purchase price for finalization of working capital amounts as of the acquisition date. After considering the final working capital adjustment and transaction costs of $14.9, the acquisition is valued at $1,789.2 of which $1,493.8 was paid in cash in 2005 and $4.6 was paid in cash in 2004. Assets acquired includes $34.7 in cash, so the net cash used for the acquisition in 2005 totaled $1,459.1. The increase in cash flows used in investing activities was partly offset by the sale of assets of $105.5 of which $100.4 was received from the sale of our 50% investment in CYRO. Also, $74.3 was received from the sale of SSAR, which was classified as a discontinued operation. Capital spending for 2005 was $105.3, up from $89.3 primarily due to spending at acquired sites.

Net cash flows provided by financing activities were $906.4 in 2005 compared with net cash flows used in financing activities of $20.6 during 2004. This increase primarily resulted from borrowings in connection with the acquisition of Surface Specialties.

We financed the cash component with $600.0 under an unsecured 364-day credit facility, $725.0 under an unsecured five-year term loan and the remaining $184.0 was paid from existing cash. During October 2005, we sold $250.0 principal amount of 5.5% Notes due October 1, 2010 and $250.0 principal amount of 6.0% Notes due October 1, 2015 (collectively, the "Notes"). The Notes were offered under our $600.0 shelf registration statement. We received $495.1 in net proceeds from the offering after deducting the underwriting discount and other offering expenses which we used to repay all amounts outstanding under our unsecured 364-day facility and our revolving credit facility which were $417.5 and $66.2, respectively. The 364-day facility is now terminated. The Notes will pay interest on each April 1 and October 1, commencing on April 1, 2006 through their respective due dates. The Notes are unsecured and subordinated to any secured indebtedness of Cytec. The Notes may be redeemed, in whole or in part, at our option at any time subject to a prepayment adjustment. Our bank agreements contain certain customary covenants with which we are in compliance at December 31, 2005.

In late 2004, we entered into $642.9 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on certain debt anticipated to be issued in 2005 in connection with the acquisition of Surface Specialties. Due to a subsequent reduction in borrowing requirements, we liquidated $25.0 of these swaps in March 2005 at a cost of $0.4 and $60.4 of these swaps in June 2005 at a cost of $3.7. On September 29, 2005, we settled the remaining outstanding swaps at the same time that we priced our public debt offering. The termination payment of $27.4 was paid in October, 2005.

In connection with the acquisition, we suspended our stock buy-back program and do not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

In order to take advantage of interest rates then in effect, we elected to redeem the MOPPRS in May, 2005, at the optional redemption price of $141.0. The optional redemption price represented the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provided us with the ability to refinance this debt at a significantly lower cost and a shorter tenor.

In conjunction with our note offering, we entered into (euro)207.9 of five year and (euro)207.9 of ten year euro/US dollar cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for an exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date.

After accounting for the cross currency swaps, the "all-in" effective interest rate including amortization of underwriters' discount and other offering costs is approximately 4.0% and 4.7% for the 5-Year and 10-Year Notes, respectively.

The euro denominated bank borrowings including the impact of our euro/US dollar cross currency swaps, naturally hedge our euro denominated intercompany receivables and provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV.

As of December 31, 2005, our total debt of $1,311.0 is denominated approximately 60% in euros, 38% in dollars and the balance denominated in various other currencies, after taking into account the euro/US dollar cross currency swaps.

As of December 31, 2005, we may borrow up to $350.0 under our revolving credit facility.

During 2005, we paid four quarterly cash dividends of $0.10 per common share which aggregated $17.8. On February 9, 2006 the Board of Directors declared a $0.10 per common share cash dividend, payable on March 15, 2006 to shareholders of record as of February 27, 2006.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and dividends as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Excluding the impact of increasing raw materials costs, inflation is not considered significant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a significant risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1, herein.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations as of December 31, 2005:

                                                            PAYMENTS DUE BY PERIOD
                                   -------------------------------------------------------------------------
                                                    LESS THAN                                     MORE THAN
CONTRACTUAL OBLIGATIONS                  TOTAL         1 YEAR      1-3 YEARS       3-5 YEARS        5 YEARS
------------------------------------------------------------------------------------------------------------
Long-term debt                       $ 1,277.2          $51.1         $247.7         $ 526.7        $ 451.7
Operating leases                          60.3           13.6           19.7            10.6           16.4
Purchase obligations                      51.9           16.7           19.4             7.8            8.0
Unfunded employee benefits                15.2            1.5            4.3             3.0            6.4
                                   -------------------------------------------------------------------------
Total                                $ 1,404.6          $82.9        $ 291.1         $ 548.1        $ 482.5
============================================================================================================

We had net contractual commitments under currency forward contracts in U.S. dollar equivalent amounts of $42.4, that all settle in less than one year. At December 31, 2005, we also had $10.5 of natural gas forward contracts that settle in less than one year. (Refer to Item 7A as well as Note 5 of the Notes to Consolidated Financial Statements included herein).

We had $46.6 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2005 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

We do not have any unconsolidated limited purpose entities or any undisclosed material transactions or commitments involving related persons or entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposures to market risk arising from changes in currency rates, commodity prices and interest rates. Actual results could differ materially from those projected in this forward-looking analysis. Currencies are in millions.

Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

In the ordinary course of business, we are exposed to various market risks, including fluctuations in currency rates, commodity prices and interest rates. To manage the exposure related to these risks, we may engage in various derivative transactions in accordance with our established policies. We do not hold or issue financial instruments for trading or speculative purposes. Moreover, we enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit related and performance related risks.

CURRENCY RISK: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At December 31, 2005, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2005, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts were as follows:

                                                                    BUY
                                   ---------------------------------------------------------------------
                                              POUND                CANADIAN     AUSTRALIAN
            SELL                        EURO   STERLING            DOLLAR         DOLLAR    U.S. DOLLAR
            ---------------------- ---------- ---------------- ------------- -------------- ------------
            U. S. DOLLAR               $11.8            -          $3.5           $4.5             -
            EURO                           -         $7.3             -              -             -
            NORWEGIAN KRONE              2.4            -             -              -          $7.8
            JAPANESE YEN                   -            -             -            3.8             -
            OTHER                        1.3            -             -              -             -
            ============================================================================================

The fair value of currency contracts, based on forward exchange rates at December 31, 2005, was approximately $0.1. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $3.5. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany receivables we have with our subsidiaries. The cross currency swaps plus the euro denominated bank borrowings naturally hedge our euro denominated intercompany loans receivable and, further, provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV.

At December 31, 2005, the fair value of the five and ten year swaps were $5.8 and $2.7, respectively. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the euro exchange rate would cause an increase/decrease of approximately $49.2 in the value of the hedging instruments referred to above.

COMMODITY PRICE RISK: We use natural gas forward contracts, which are physically settled, to hedge certain utility requirements. The maturities of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. Because we take physical delivery of the commodity, these contracts are not required to be recognized on the balance sheet at fair value. Instead, realized gains and losses are included in the cost of the commodity upon settlement of the contract.

At December 31, 2005, the Building Block Chemicals segment Fortier plant's 2006 forecasted natural gas utility requirements were 37% hedged utilizing natural gas forward contracts at an average cost of $8.84 per MMBTU. These contracts had a notional value of $10.5 and have delivery dates from January 2006 through December 2006. Based on year-end NYMEX prices, we had net unrealized gains on our natural gas forward contracts at December 31, 2005 of $2.4. Assuming that year-end natural gas prices were to decrease by a hypothetical 10%, the value of these contracts would decrease by approximately $1.3.

At December 31, 2005 and 2004, we had outstanding natural gas swaps with a fair value gain of $1.7 and a fair value loss of $(0.7), net of taxes, respectively.

INTEREST RATE RISK: At December 31, 2005, our outstanding borrowings consisted of $34.3 of short-term borrowings and long-term debt, including the current portion, which had a carrying value of $1,276.7, a face value of $1,277.2 and a fair value, based on dealer quoted values, of approximately $1,243.5.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2005, interest expense would increase/decrease by approximately $1.3 for the next fiscal quarter and the fair value of the fixed rate long-term debt would decrease/increase by approximately $39.1.

2006 OUTLOOK

In our February 9, 2006 press release, which was also furnished as an exhibit to a current report on Form 8-K, we set forth our assumptions and management's best estimate of the full year 2006 earnings at the time based on various assumptions set forth in our press release. We forecast diluted earnings per share in the range of $3.45-$3.70, before special items, for the year. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

Accounting principles generally accepted in the United States require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts in the consolidated financial statements and the notes thereto. The areas discussed below involve the use of significant judgment in the preparation of our consolidated financial statements and changes in the estimates and assumptions used may impact future results of operations and financial condition.

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

The amount accrued for environment remediation reflects our assumptions about remediation requirements at the contaminated site, the nature and cost of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

Included in other contingent liabilities are workers' compensation, product liability and toxic tort claims. The amount accrued for other contingent liabilities reflects our assumptions about the incidence, severity, indemnity costs and dismissal rates for existing and future claims.

Accruals for environmental remediation and other contingent liabilities can change substantially if our assumptions are not realized or due to actions by governmental agencies or private parties. We cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, environmental and other contingent liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty. Accruals for environmental and other contingent liabilities are recorded as other noncurrent liabilities with any amounts expected to be paid out in the next twelve months classified as accrued expenses.

Probable insurance recoveries for past and probable future costs are recorded at management's best estimate of the ultimate expected receipts without discounting to reflect the time value of money and are recorded as other assets. A number of factors impact the estimates of insurance reimbursements. These factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies, how legal and defense costs will be covered by the insurance policies, the interpretation of the effect on coverage of various policy terms and limits and their interrelationships, and historical recovery rates over the past ten years.

Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs are accrued when the related costs are incurred and are recorded as other assets.

RETIREMENT PLANS

We sponsor defined benefit pension and postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U. S., and constituted over 67% of our consolidated pension assets and 66% of projected benefit obligations as of December 31, 2005. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions that we deem to be "critical accounting estimates." Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look to rates of return on high quality, long term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. We discounted our U.S. future pension liabilities using a rate of 5.6% at December 31, 2005. The discount rate used to determine the value of liabilities has a significant effect on expense.

The expected rate of return on plan assets, which was 7.7% for 2005, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. The U.
S. pension plan's investment mix at December 31, 2005 approximated 67% equities and 33% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

IMPAIRMENT OF GOODWILL

We have defined our segments as our SFAS No. 142 reporting units. Our four business segments are Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals and Cytec Surface Specialties are managed under one executive leadership, and are referred to collectively as Cytec Specialty Chemicals. Cytec Performance Chemicals serves large, global industrial markets. Cytec Surface Specialties serves the large, global coatings market. Cytec Engineered Materials serves principally aerospace markets. Building Block Chemicals sells commodity chemical intermediates to industrial users. The segments above reflect how we run our company, manage the assets and the customer perspective.

We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. We use a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. We utilize a market multiple approach to determine fair value estimates. Due to the cyclical nature of our reporting units, values are determined utilizing a three year average. The three year period is comprised of the prior year, current year and one year projected amounts. If the market multiple approach yields a result, which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting unit's fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

These evaluations involve amounts that are based on management's best estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. We are not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.

IMPAIRMENT OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND ASSETS TO BE DISPOSED

Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets with indefinite useful lives are reviewed annually for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

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

We intend to reinvest the unremitted earnings of international subsidiaries. Accordingly, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings. In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.

Our annual effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in various jurisdictions in which we operate. Significant judgment is required in determining the annual effective tax rate and in evaluating our tax positions.

We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are fully supported, we believes that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained.

We continually evaluate our tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. Our tax contingency accruals are presented in the balance sheet within income taxes payable.

ACQUISITIONS

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Our consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition.

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

DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

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

We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, certain commodity (e.g., natural gas) prices, interest rates and equity prices. Derivative instruments currently utilized include currency forward contracts and swaps, natural gas forward contracts and swaps, cross currency swaps and interest rate swaps. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit related and performance related risks.

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. The principal transactions hedged involve accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. Currency forward contracts are reported as either assets or liabilities with changes in their fair value recorded in other income (expense), net together with offsetting gain or loss on the hedged asset or liability.

We use cross currency swaps to synthetically convert some of our U.S. dollar denominated debt to hedge future cash flows from euro interest and principal receipts on certain euro denominated intercompany receivables we have with our subsidiaries against changes in the US dollar to euro exchange rates. The cross currency swaps are recorded as either assets or liabilities. Changes in fair value include both an interest and an exchange component. The interest component is recorded in other comprehensive income while the exchange component is recorded in other income (expense), net together with the offsetting gain or loss on the hedged intercompany receivables.

We use natural gas forward contracts, which are physically settled, to hedge certain utility requirements. The maturities of these contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. Because we take physical delivery of the commodity, these contracts are not required to be recognized on the balance sheet at fair value. Instead, realized gains and losses are included in the cost of the commodity upon settlement of the contract.

We also use natural gas swaps, which are financially settled, to hedge utility requirements at certain of our other facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with offsetting amounts included in unrealized net (losses) gains on cash flow hedges on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales in the period the hedged natural gas purchases affect earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              CYTEC INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                 December 31,
                                                                              2005           2004
                                                                            --------       --------
Assets
Current assets
    Cash and cash equivalents                                               $   68.6       $  323.8
    Trade accounts receivable, less allowance for doubtful
     accounts of $7.8 and $6.7 in 2005 and 2004, respectively                  493.8          248.2
    Due from related party                                                       8.0              -
    Other accounts receivable                                                   65.9           54.1
    Inventories                                                                446.6          263.8
    Deferred income taxes                                                       12.2           23.3
    Other current assets                                                        27.5           29.3
                                                                            -----------------------
Total current assets                                                         1,122.6          942.5
Investment in associated companies                                              20.3           85.5
Plants, equipment and facilities, at cost                                    2,064.3        1,627.2
    Less: accumulated depreciation                                           (988.8)        (948.6)
                                                                            -----------------------
Net plant investment                                                         1,075.5          678.6
Acquisition intangibles, net of accumulated
    amortization of $51.0 and $23.1  in
     2005 and 2004, respectively                                               491.5           66.8
Goodwill                                                                     1,012.2          342.4
Deferred income taxes                                                              -           54.6
Other assets                                                                    88.4           81.2
                                                                            -----------------------
Total assets                                                                $3,810.5       $2,251.6
                                                                            =======================
Liabilities
Current liabilities
    Accounts payable                                                        $  278.6       $  138.1
    Short-term borrowings                                                       34.3              -
    Current maturities of long-term debt                                        51.2          119.0
    Accrued expenses                                                           218.3          178.1
    Income taxes payable                                                        43.5           61.5
                                                                            -----------------------
Total current liabilities                                                      625.9          496.7
Long-term debt                                                               1,225.5          300.1
Pension and other postretirement benefit liabilities                           432.5          348.3
Other noncurrent liabilities                                                   224.4          174.5
Deferred income taxes                                                           64.1              -
Stockholders' equity
Preferred stock, 20,000,000 shares authorized;
    none issued and outstanding                                                    -              -
Common stock, $.01 par value per share, 150,000,000
    shares authorized; issued 48,132,640 shares                                  0.5            0.5
Additional paid-in capital                                                     235.6          122.8
Retained earnings                                                            1,149.7        1,108.5
Accumulated other comprehensive income (loss):
    Unearned compensation                                                       (2.5)          (3.1)
    Minimum pension liability                                                 (115.6)        (108.5)
    Unrealized net gains (losses) on cash flow
     hedges                                                                      0.4           (0.5)
    Accumulated translation adjustments                                         28.2           73.3
                                                                            -----------------------
                                                                               (89.5)         (38.8)
Treasury stock, at cost, 1,833,812 shares in
   2005 and 8,297,863 shares in 2004                                           (58.2)        (261.0)
                                                                            -----------------------
Total stockholders' equity                                                   1,238.1          932.0
                                                                            -----------------------
Total liabilities and stockholders' equity                                  $3,810.5       $2,251.6
                                                                            =======================

See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                       Years ended December 31,
                                                                                     2005      2004        2003
                                                                                   ------------------------------
Net sales                                                                          $2,925.7  $1,721.3    $1,471.8
Manufacturing cost of sales                                                         2,313.7   1,303.1     1,111.9
Selling and technical services                                                        213.6     139.8       126.9
Research and process development                                                       68.5      40.0        35.2
Administrative and general                                                            102.1      65.1        49.7
Amortization of acquisition intangibles                                                30.3       5.6         4.0
Write-off of acquired in-process research and development                              37.0         -           -
                                                                                   ------------------------------
Earnings from operations                                                              160.5     167.7       144.1
Other income (expense), net                                                           (44.9)     16.9        (5.7)
Equity in earnings of associated companies                                              7.9       5.2         7.2
Interest expense, net                                                                  80.0      17.4        16.2
                                                                                   ------------------------------
Earnings from continuing operations before
 income taxes and cumulative effect of
 accounting change                                                                     43.5     172.4       129.4
Income tax (benefit) provision                                                        (14.4)     41.4        36.6
                                                                                   ------------------------------
Earnings from continuing operations before
 cumulative effect of accounting change                                                57.9     131.0        92.8
Cumulative effect of accounting change, net of taxes                                      -         -       (13.6)
                                                                                   ------------------------------
Earnings from continuing operations                                                    57.9     131.0        79.2
Earnings from discontinued operations, net of taxes                                     1.2         -           -
                                                                                   ------------------------------
Net earnings                                                                           59.1     131.0        79.2
Premium paid to redeem preferred stock                                                    -       9.9           -
                                                                                   ------------------------------
Net earnings available to common stockholders                                      $   59.1  $  121.1    $   79.2
                                                                                   ==============================
Basic net earnings per common share:
    Earnings from continuing operations before
     cumulative effect of accounting change                                        $   1.28  $   3.06    $   2.38
    Cumulative effect of accounting change, net of taxes                                  -         -       (0.35)
    Earnings from discontinued operations, net of taxes                                0.03         -           -
                                                                                   ------------------------------
    Net earnings available to common stockholders                                  $   1.31  $   3.06    $   2.03
                                                                                   ==============================
Diluted net earnings per common share:
    Earnings from continuing operations before
     cumulative effect of accounting change                                        $   1.25  $   2.96    $   2.31
    Cumulative effect of accounting change, net of taxes                                  -         -       (0.34)
    Earnings from discontinued operations, net of taxes                                0.02         -           -
                                                                                   ------------------------------
    Net earnings available to common stockholders                                  $   1.27  $   2.96    $   1.97
                                                                                   ==============================
Dividends per common share                                                         $   0.40  $   0.40    $      -
                                                                                   ==============================



See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                                        Years ended December 31,
                                                                         2005         2004         2003
                                                                     ----------------------------------
Cash flows provided by (used in) operating activities
Net earnings                                                        $    59.1       $131.0      $  79.2
Earnings from discontinued operations, net of taxes                       1.2            -            -
                                                                     ----------------------------------
Earnings from continuing opeations                                       57.9        131.0         79.2
Noncash items included in earnings from continuing operations:
    Dividends from associated companies less than
     earnings                                                            (5.4)        (2.6)        (1.8)
    Depreciation                                                        110.8         86.6         85.9
    Amortization                                                         39.0         12.2          7.7
    Deferred income taxes                                               (25.0)        19.6         15.7
    Write-off of acquired in-process research and development            37.0            -            -
    Amortization of write-up to fair value of finished goods
     purchased in acquisition                                            20.8            -            -
    Gains on sale of assets                                              (1.3)           -            -
    Unrealized net gains on derivative instruments                          -         (7.9)           -
    Cumulative effect of accounting change, net of taxes                    -            -         13.6
    Other                                                                 3.0          0.7         (0.5)
Changes in operating assets and liabilities (excluding effect of acquisitions):
    Trade accounts receivable                                           (12.9)       (24.1)        13.6
    Other receivables                                                    31.7         (2.0)        (7.9)
    Inventories                                                           9.5        (46.8)       (15.2)
    Other assets                                                         21.5          0.4         (1.1)
    Accounts payable                                                      2.8         36.5        (13.4)
    Accrued expenses                                                    (19.3)        (7.3)        (8.6)
    Income taxes payable                                                (42.6)         7.9          9.2
    Other liabilities                                                       -        (36.8)       (44.0)
                                                                    -----------------------------------
Net cash provided by operating activities of continuing
   operations                                                           227.5        167.4        132.4
Net cash provided by operating activities of discontinued
   operations                                                             4.9            -            -
                                                                    -----------------------------------
Net cash provided by operating activities                               232.4        167.4        132.4
Cash flows provided by (used in) investing activities
    Acquisition of businesses, net of cash received                  (1,459.1)        (4.6)      (101.6)
    Additions to plants, equipment and
     facilities                                                        (105.3)       (89.3)       (93.8)
    Proceeds received on sale of assets                                 105.5          0.7          0.1
    Proceeds received on sale of discontinued business                   74.3            -            -
    Minority interests                                                   (0.6)           -            -
    Advance payment received on land lease                                  -          9.1            -
                                                                    -----------------------------------
Net cash used in investing activities                                (1,385.2)       (84.1)      (195.3)
                                                                    -----------------------------------
Cash flows provided by (used in) financing activities
    Proceeds from long-term debt                                      1,438.4            -        198.9
    Payments on long-term debt                                         (571.9)           -       (100.0)
    Change in short-term borrowings                                      45.9         (9.3)        (0.3)
    Cash dividends                                                      (17.8)       (15.7)           -
    Proceeds from the exercise of stock options and
     warrants                                                            17.7         24.6         14.5
    Deferred financing cost                                              (5.9)           -            -
    Purchase of treasury stock                                              -        (13.1)       (27.7)
    Redemption of Series C preferred stock                                  -        (10.0)           -
    Proceeds from termination of interest rate swap                         -          2.9            -
                                                                    -----------------------------------
Net cash provided by (used in) financing activities                     906.4        (20.6)        85.4
                                                                    -----------------------------------
Effect of currency rate changes on cash and cash equivalents             (8.8)        10.0         18.6
Increase (decrease) in cash and cash equivalents                       (255.2)        72.7         41.1
Cash and cash equivalents, beginning of year                            323.8        251.1        210.0
                                                                    -----------------------------------
Cash and cash equivalents, end of year                              $    68.6       $323.8      $ 251.1
                                                                    ===================================

See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (DOLLARS IN MILLIONS)



                                                                         Additional Unrealized net
Years ended                                  Additional         Unearned Minimum    (losses) gains Accumulated
December 31, 2005,         Preferred Common  Paid-in   Retained Compen-  Pension    on Derivative  Translation  Treasury
2004 and 2003               Stock    Stock   Capital   Earnings sation   Liability  Instruments    Adjustments  Stock     Total
----------------------------------------------------------------------------------------------------------------------------------

Balance at
    December 31, 2002      $  0.1   $  0.5  $ 131.1    $  924.2  $  (6.8)  $ (98.0)    $    -     $ (18.8)      $ (290.7)  $641.6
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                    -        -        -        79.2        -         -          -           -               -  $ 79.2
Other comprehensive
  income:
  Minimum pension
    liability
    adjustment,
    net of taxes of $2.4        -        -        -           -        -       1.2          -           -              -      1.2
  Unrealized net
    gains on
    derivative
    instruments                 -        -        -           -        -         -        0.3           -              -      0.3
  Translation
    adjustments                 -        -        -           -        -         -          -        56.8              -     56.8
                                                                                                                           ------
Comprehensive income                                                                                                       $137.5
Award of, and changes in,
    performance and
    restricted stock            -        -      2.3           -     (0.4)        -          -           -           (1.7)     0.2
Amortization of
    performance
    and restricted
    stock                       -        -        -           -      1.9         -          -           -              -      1.9
Purchase of treasury
    stock                       -        -        -           -        -         -          -           -          (27.7)   (27.7)
Exercise of stock
    options                     -        -    (19.1)          -        -         -          -           -           33.6     14.5
Tax benefit on
    stock options               -        -      7.9           -        -         -          -            -             -      7.9
---------------------------------------------------------------------------------------------------------------------------------
Balance at
    December 31, 2003      $  0.1   $  0.5   $122.2    $1,003.4  $  (5.3)  $ (96.8)    $  0.3     $  38.0       $ (286.5)  $775.9
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                    -        -        -       131.0        -         -          -           -              -   $131.0
Other comprehensive
    income
  Minimum pension
    liability adjustment,
    net of taxes
    of $17.6                    -        -        -           -        -     (11.7)         -           -              -    (11.7)
  Unrealized net gains on
    derivative
    instruments                 -        -        -           -        -         -       (0.8)          -              -     (0.8)
  Translation
    adjustments                 -        -        -           -        -         -          -        35.3              -     35.3
                                                                                                                           -------
Comprehensive income                                                                                                       $153.8
Award of, and changes in,
    performance and
    restricted stock            -        -      2.6           -     (2.4)        -          -           -            0.3      0.5
Amortization of
    performance
    and restricted stock        -        -        -           -      4.6         -          -           -              -      4.6
Purchase of treasury
    stock                       -        -        -           -        -         -          -           -          (13.1)   (13.1)
Redemption of
    preferred
    stock                    (0.1)       -        -        (9.9)       -         -          -           -              -    (10.0)
Dividends:
    Common stock
      outstanding               -        -        -       (15.7)       -         -          -           -              -    (15.7)
    Deferred and unvested
      common stock              -        -        -        (0.3)       -         -          -           -              -     (0.3)
Exercise of
    stock options               -        -    (13.7)          -        -         -          -           -           38.3     24.6
Tax benefit on
    stock options               -        -     11.7           -        -         -          -           -              -     11.7
----------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                              (Dollars in millions)

--------------------------------------------------------------------------------------------------------------------------------
Balance at
    December 31, 2004                $ -   $0.5   $ 122.8  $ 1,108.5   $  (3.1)$ (108.5)   $  (0.5)  $  73.3  $(261.0)  $  932.0
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                           -       -        -       59.1         -        -          -         -        -   $   59.1
Other comprehensive
    income:
      Minimum pension
        liability adjustment,
        net of taxes of $7.3           -       -        -          -         -    (11.7)         -         -        -      (11.7)
      Reduction in minimum
        pension liability resulting
        from divestiture of CYRO       -       -        -          -         -      4.6          -         -        -        4.6
      Unrealized net gains on
        derivative instruments         -       -        -          -         -        -        0.9         -        -        0.9
      Translation adjustments          -       -        -          -         -        -          -     (45.1)       -      (45.1)
                                                                                                                        --------
Comprehensive income                                                                                                    $    7.8
Award of, and changes in,
    performance and
    restricted stock                   -       -      1.7          -      (2.1)       -          -         -     (0.1)      (0.5)
Amortization of performance
    and restricted stock               -       -        -          -       2.7        -          -         -        -        2.7
Issuance of common stock
    related to acquisition             -       -    109.2          -         -        -          -         -    181.6      290.8
Dividends:
    Common stock
      outstanding                      -       -        -      (17.8)        -        -          -         -        -      (17.8)
    Deferred and unvested
      common stock                     -       -        -       (0.1)        -        -          -         -        -       (0.1)
Exercise of stock options              -       -     (3.6)         -         -        -          -         -     21.3       17.7
Tax benefit on
    stock options                      -       -      5.5          -         -        -          -         -        -        5.5
--------------------------------------------------------------------------------------------------------------------------------
Balance at
    December 31, 2005                $ -   $ 0.5  $ 235.6  $ 1,149.7   $  (2.5) $(115.6)   $   0.4   $  28.2  $ (58.2)  $1,238.1
================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (CURRENCIES IN MILLIONS, EXCEPT PER SHARE AMOUNTS, UNLESS
                              OTHERWISE INDICATED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. NATURE OF BUSINESS AND CONSOLIDATION POLICY: We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining, plastics and water treatment. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions in the finished products of our customers. We operate on a global basis with 40% of our 2005 revenues in North America, 40% in Europe, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 20 countries. The consolidated financial statements include the accounts of Cytec and our subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. INVENTORIES: Inventories are stated at the lower of cost or market. We determine cost using the first in, first out method.

C. CURRENCY TRANSLATION: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in other income (expense), net.

D. DEPRECIATION: Depreciation is provided on either the straight-line or the straight-line composite method. Assets acquired in conjunction with the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") and assets outside the United States and Canada are depreciated on a straight-line basis over the estimated useful lives of the assets. Depreciation for the remainder of our assets in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. We capitalize interest costs incurred during the period of construction of plants and equipment.

E. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED:
Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. Intangible assets are amortized over their respective estimated useful lives. Long-lived assets with indefinite useful lives are tested for impairment annually and more often if circumstances warrant.

F. GOODWILL: We have defined our reportable segments as our reporting units for our goodwill accounting. We test goodwill for impairment on an annual basis in our fourth fiscal quarter and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. When necessary, we record charges for goodwill impairments for the amount by which the fair value is less than the carrying value of the asset.

We use a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. We utilize a market multiple approach to determine fair value estimates. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the market multiple approach yields a result, which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting units' fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

G. CASH AND CASH EQUIVALENTS: Securities with maturities of three months or less when purchased are considered to be cash equivalents.

H. FINANCIAL INSTRUMENTS: Financial instruments are recorded at cost which approximates fair value for cash and cash equivalents, receivables, certain other assets, accounts payable, and certain other liabilities. Fair values are determined through a combination of management estimates and information obtained from third parties using the latest available market data. Long-term debt is carried at amortized cost.

We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency exchange rates, interest rates and certain commodity (e.g., natural gas) prices. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit related and performance related risks.

We use currency forward contracts to manage our exposure to fluctuations in currency rates on transactions denominated in currencies other than the functional currency of the business. Our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. These contracts are reported at their fair value with changes in fair value recorded in other income (expense), net, together with the offsetting gain or loss on the exposed asset or liability.

We use cross currency swaps to hedge future cash flows from euro interest and principal receipts on certain euro denominated intercompany receivables we have with our subsidiaries against changes in the U.S. dollar to euro exchange rates. The cross currency swaps are recorded at fair value as either assets or liabilities. Changes in fair value include both an interest and an exchange component. The interest component is recorded in other comprehensive income while the exchange component is recorded in other income (expense), net together with the offsetting gain or loss on the hedged intercompany receivables.

We use both forward contracts and swaps to hedge certain of our utility requirements at our manufacturing facilities. The maturities of the forward contracts correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices.

Forward contracts that are physically settled are not required to be recognized on the balance sheet at fair value. Instead, realized gains and losses are included in the cost of the commodity upon settlement of the contract.

Financially settled forward contracts and swaps on commodities are reported at fair value with offsetting amounts included in unrealized net gains (losses) on cash flow hedges on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales in the period the hedged commodity purchases affect earnings.

See Note 2 for information about our interest rate swap and currency forward contract activity in connection with our acquisition of Surface Specialties.

I. ENVIRONMENTAL AND OTHER CONTINGENT LIABILITIES: Accruals for environmental remediation, maintenance and operating costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

It is our practice to conduct an analysis of our self-insured and insured contingent liabilities annually and whenever circumstances change significantly. Included in these liabilities are workers' compensation, product liability and toxic tort claims.

Accruals for environmental liabilities and other contingent liabilities are recorded as other liabilities with amounts expected to be paid out in the next twelve months classified as accrued expenses at undiscounted amounts.

Probable insurance recoveries for past and future indemnity costs are recorded in other receivables at our best estimate of the ultimate expected receipts at undiscounted amounts. Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs relate only to actual costs incurred.

In addition, we recognize the fair value of the liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability we recognize a gain or loss on settlement.

 J. INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. If repatriation of the undistributed earnings of our international subsidiaries and associated companies is anticipated then income taxes are provided for such earnings.

K. POSTRETIREMENT BENEFITS: Costs are recognized as employees render the services necessary to earn the related benefits.

L. REVENUE RECOGNITION: We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collection is reasonably assured and title and risk of loss has passed to our customers. Customer rebates are estimated and recognized as a reduction of sales as such rebates are being earned.

M. STOCK-BASED COMPENSATION: We account for our stock based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees ("APB 25") and related interpretations. No stock-based compensation cost is reflected in net earnings for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, and compensation cost for performance stock is recorded based on the market price of our common stock at the end of each period through the date of vesting. The fair value of restricted and performance stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Stock appreciation rights ("SARS") payable in cash and outstanding at December 31, 2005 are accounted for as a liability under APB 25. Compensation cost for SARS is recognized over the vesting period and through the life of the award based on changes in the market price of our common stock over the market price at the grant date.

The following table illustrates the pro forma effect on net earnings available to common stockholders and net earnings available to common stockholders per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") to stock-based employee compensation (see Note 15 for information related to our stock option valuation assumptions). Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in these pro forma amounts.

------------------------------------------------------------------------
                                              2005     2004    2003
------------------------------------------------------------------------
Net earnings available to common
  stockholders as reported                    $59.1   $121.1   $79.2
Add: Stock based employee compensation
  expense included in reported net income,
  net of related tax effects                    1.6      3.0     1.3
Deduct: Total stock based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                    7.3      7.1     7.8
------------------------------------------------------------------------
Pro forma net earnings available to
  common stockholders                         $53.4   $117.0   $72.7
========================================================================
Net earnings available to common
  stockholders per share:
  Basic, as reported                         $ 1.31   $ 3.06   $2.03
  Basic, pro forma                           $ 1.18   $ 2.96   $1.87
  Diluted, as reported                       $ 1.27   $ 2.96   $1.97
  Diluted, pro forma                         $ 1.15   $ 2.87   $1.81


N. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), SHARE-BASED PAYMENT, ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. When SFAS 123R becomes effective, it will replace SFAS 123 and supersede APB 25 and will require companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As required, we will adopt the new standard effective January 1, 2006 utilizing the modified prospective basis as allowed under SFAS 123R and we expect to record pre-tax incremental share-based employee compensation expense of $10.5 in 2006.

In November 2005, the FASB issued FSP FAS123(R)-3, "Transition Election to Accounting for the Tax Effects of Share Based Payment Awards." This FSP requires an entity to follow either the transition guidance for the additional paid-in capital pool as prescribed in SFAS No. 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123R or the effective date of this FSP to evaluate its available transition alternatives and make its on-time election. This FSP became effective in November 2005. We are evaluating the impact of the adoption of this FSP in connection with our adoption of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is required to be adopted by us in the first quarter of 2006. We have determined that the adoption of SFAS 151 will not have a material impact on our consolidated financial statements.

O. USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions. These estimates or assumptions affect the reported amounts and disclosures. For example, estimates are used when accounting for allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental and other contingent liabilities, pension and other postretirement benefits, income tax valuation allowances and assumptions utilized within stock option valuation models. Actual results could differ from these estimates. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

2. ACQUISITIONS AND DISPOSITIONS

2005 ACTIVITY

On February 28, 2005, we acquired the Surface Specialties for cash and stock valued at $1,799.7, of which $1,508.9 ((euro)1,138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). During September 2005, we received $25.4 from UCB representing a reduction of the purchase price for finalization of working capital amounts as of the acquisition date. After considering the final working capital adjustment and transaction costs incurred of $14.9, the acquisition was valued at $1,789.2. The acquisition complements our existing product lines by significantly increasing our product offering to the coatings and additives industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors.

In accordance with the purchase agreement, contingent consideration up to a maximum of (euro)50.0 was to be determined in January 2006 based upon 2005 year-end results, of which (euro)20.0 ($26.5 at $1.325 per euro) was prepaid at closing. In view of the parties' expectation that the contingent consideration would not be payable, we were refunded the payment during September 2005 provided that a final year-end determination of the actual contingent payment due, if any, would still be made. Subsequently, we determined that no amounts were due under this agreement.

Upon closing, UCB became the owner of approximately 12.5% of our outstanding common shares. We entered into a stockholder's agreement (the "Stockholder's Agreement") with UCB which provides, subject to various exceptions, that UCB must reduce its stake to less than 9% within three years, less than 7% within four years and less than 5% within five years and which provides that UCB will be prohibited from purchasing additional shares of our common stock or causing, advocating or participating in a change of control in the ownership of Cytec. The Stockholder's Agreement also contains customary terms and conditions including an obligation of UCB to vote its shares of Cytec common stock in accordance with our Board of Directors' recommendation on certain matters.

Pursuant to regulatory approvals, we were required to divest the Surface Specialties amino resins ("SSAR") product line. On August 31, 2005, we sold SSAR to affiliates of INEOS Group Limited ("INEOS") for cash consideration of
(euro)64.0 ($78.2 at 1.22 U.S. dollar per euro). In the fourth quarter we paid $1.6 to INEOS representing a reduction of the selling price for final working capital adjustments as of the acquisition date. After considering the final working capital adjustment, the sale was valued at $76.6 ($72.8 net of disposition related expenses of $3.8). Since acquisition, and through the date of sale, SSAR was classified as a discontinued operation. Revenues of SSAR were $74.3 for the six months ended August 31, 2005 (acquisition through date of sale). The net proceeds realized from the divestiture of SSAR were used to reduce acquisition related debt. At December 31, 2005, of the $3.8 of disposition related expenses, $1.5 remained to be paid.

In late 2004, we entered into $642.9 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on certain debt anticipated to be issued in 2005 in connection with the acquisition. Due to a subsequent reduction in borrowing requirements, we liquidated $25.0 of these swaps in March 2005 at a cost of $0.4 and $60.4 of these swaps in June 2005 at a cost of $3.7. In September 2005, we settled the remaining outstanding swaps at the same time that we priced our public debt offering. The termination payment of $27.4 was paid in October 2005. The swaps were marked to market and recorded currently in earnings until their termination. The net pre-tax impact of the mark to market value on these swaps was a loss of $25.0 for the year ended December 31, 2005, which was recorded in other income (expense), net. We recorded a loss of $6.5 on these swaps in 2004.

We had also previously entered into currency forward contracts that related to approximately 87% of the euro exposure of (euro)1,190.0 for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded currently in earnings until their maturity. The impact on earnings for the three months ended March 31, 2005 of the marked to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In 2004, we recorded a gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. We have substantially completed the purchase price allocation and our own internal assessment. As part of this assessment we contracted with a third party to perform a physical verification of the fixed assets acquired at certain significant manufacturing facilities. We are awaiting the final report of the third party. Accordingly, the property, plant and equipment, goodwill and deferred taxes are subject to a final adjustment.

---------------------------------------------------------------------
Cash                                                          $ 34.6
Current deferred tax assets                                     27.8
Other current assets                                           532.7
Assets of discontinued operations                               91.8
Property, plant and equipment                                  449.2
Goodwill                                                       728.3
Acquired intangible assets                                     490.4
Acquired in-process research and development                    37.0
Other assets                                                    34.2
---------------------------------------------------------------------
Total assets acquired                                       $2,426.0
=====================================================================
Current liabilities                                          $ 286.1
Liabilities of discontinued operations                          26.5
Long-term deferred tax liabilities                             187.3
Long-term debt                                                   9.9
Other long-term liabilities                                    127.0
---------------------------------------------------------------------
Total liabilities assumed                                      636.8
---------------------------------------------------------------------
Net assets acquired                                         $1,789.2
=====================================================================

The $728.3 of goodwill is not tax deductible and, $38.0 was allocated to our Cytec Performance Chemicals segment and $690.3 was allocated to our Cytec Surface Specialties segment. Included in acquired intangible assets is $45.7 relating to certain trade names which have indefinite useful lives. The remaining intangibles that were acquired were assigned to customer-related ($382.6), marketing-related ($50.8) and technology-related intangibles ($11.3), and are being amortized over periods of 10 to 15 years. Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

Following are the unaudited pro forma combined results of continuing operations for the years ended December 31, 2005 and 2004 as if Cytec and Surface Specialties had been combined and the sale of SSAR had been completed as of January 1, 2004. Additionally, the write-off of in-process research and development costs and inventory valuation adjustments were excluded from the 2005 and 2004 amounts as they are considered non-recurring charges. The pro forma results include estimates and assumptions which are subject to adjustment pending our finalization of the purchase price allocation. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of our common stock to UCB in connection with the acquisition; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the valuation report; amortization of deferred financing costs; and the tax effects of each of these items.



                                                     Years Ended December 31,
-------------------------------------------------------------------------------
                                                      2005            2004
-------------------------------------------------------------------------------
Revenues                                          $3,150.6         $ 2,917.3
Earnings from continuing operations               $  110.8         $   164.4

Earnings from continuing operations
  per common share:
  Basic                                           $   2.40         $    3.63
  Diluted                                         $   2.34         $    3.53
===============================================================================



On June 1, 2005, we sold our 50% ownership in CYRO Industries ("CYRO") to our joint venture partner Degussa Specialty Polymers, an affiliate of Degussa AG, for cash consideration of $95.0 plus $5.4 for working capital adjustments. The proceeds of this transaction essentially recovered the carrying value of our investment in CYRO. Net proceeds of the sale were also used to reduce debt incurred to fund the Surface Specialties acquisition.

2003 TRANSACTIONS: In July 2003, we acquired substantially all of the assets and liabilities of the metal extractant products ("MEP") and intermediates and stabilizers ("I&S") product lines of Avecia Investments Limited ("Avecia") for approximately $96.1 in cash, net of cash acquired. The MEP product line, which had sales in 2002 of approximately $29.0 (unaudited) broadened our product line for the mining industry with differentiated technology. The I&S product line broadened our customer base and added new products and manufacturing technologies. The I&S product line had sales in 2002 of approximately $36.0 (unaudited). Both the MEP and I&S product lines are reported as part of the Cytec Performance Chemicals segment.

In conjunction with this acquisition, we acquired various working capital and plant, equipment and facilities and recorded amortizable acquisition intangibles of $24.4 (technology-based intangibles of $9.1, marketing-related intangibles of $0.7, and customer-related intangibles of $14.6 with estimated lives ranging from 12 to 15 years) and goodwill of $8.4. This goodwill is recorded as part of the Cytec Performance Chemicals segment.

In September 2003, we dissolved our Mitsui Cytec Ltd ("MCY") joint venture with Mitsui Chemicals Inc. ("Mitsui"). The joint venture's sales in 2002 were approximately $59.0. The transaction resulted in the recognition of customer-related amortizable acquisition intangibles of $7.0 and goodwill of $4.6. This goodwill is recorded as part of the Cytec Surface Specialties segment.

The dissolution of the joint venture occurred as follows. MCY sold the water treatment business to a separate subsidiary of Mitsui for its fair value which approximated its net book value of approximately $8.8. No gain or loss resulted from this transaction. Mitsui's equity interest in MCY was then purchased by us for approximately $11.5 in a two-step process whereby MCY paid approximately $7.8 and we paid approximately $3.7 for the remainder. We assumed the debt of the joint venture of $9.7.

The result of the transaction was such that we now own 100% of MCY's coatings resins product line (2002 sales of approximately $22.0) and the associated assets and liabilities of the product line that includes a manufacturing facility in Shimonoseki, Japan. This is now reported as part of the Cytec Surface Specialties segment. Mitsui now owns 100% of the water treatment product line and the associated assets and liabilities of the product line that includes a production facility in Mobarra, Japan.

All of our acquisitions have been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

3. RESTRUCTURING OF OPERATIONS

In 2005, we recorded aggregate restructuring charges of $16.8, which related to the elimination of 136 positions worldwide. Of the total of 136 positions, 22 related to our Cytec Engineered Materials segment and 114 related to our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales, $5.0; selling and technical services, $3.7; research and process development, $0.8 and administrative and general, $7.3. These costs were not recorded in the operating results of the respective business segment as they were included in our corporate unallocated operating results.

A summary of the 2005 restructuring charges is outlined in the table below:


                                     CYTEC
                                     ENGINEERED      CYTEC SPECIALTY
                                     MATERIALS         CHEMICALS       TOTAL
-----------------------------------------------------------------------------
2005 charges                            $1.6            $ 15.2       $16.8
Cash payments                              -               6.3         6.3
-----------------------------------------------------------------------------
Balance at
December 31, 2005                      $ 1.6              $8.9      $ 10.5
-----------------------------------------------------------------------------


Cash payments are expected to be substantially completed in 2006 except for certain long-term severance payments.

4. EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by utilizing the weighted-average number of common shares outstanding (which includes shares outstanding less performance and restricted shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by utilizing the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to us upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise. Preferred stock dividends were paid on preferred shares through the date at which it was redeemed.

In calculating basic and diluted earnings available to common stockholders per share, there are no adjustments to income (the numerator) other than the premium paid to redeem preferred stock of $9.9 in 2004. The following shows the reconciliation of the weighted average shares (the denominator) used in the calculation of diluted earnings per share:


----------------------------------------------------------------------------
December 31,                               2005         2004        2003
----------------------------------------------------------------------------
Weighted average shares outstanding:   45,241,738    39,548,312  38,957,611
Effect of dilutive shares:
 Options                                1,044,924     1,148,311   1,082,652
 Performance/Restricted Stock              95,487       133,328     118,413
---------------------------------------------------------------------------
Adjusted average shares outstanding    46,382,149    40,829,951  40,158,676
===========================================================================

Stock options to purchase 912,200, 407,450 and 1,328,100 shares of common stock at a weighted-average price per share of $47.82, $48.10 and $43.25 were outstanding during 2005, 2004 and 2003, respectively. These stock options were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share.

5. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

DERIVATIVE FINANCIAL INSTRUMENTS

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Note due October 1, 2010 and 10-Year Notes due October 1, 2015 as defined in Note 10. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with our subsidiaries. At December 31, 2005, the fair values of the five and ten year swaps were $5.8 and $2.7, respectively. Euro denominated bank borrowings naturally hedge the remainder of our euro denominated intercompany loans receivable and provide a partial hedge of our net investment in our Belgium based subsidiary, Cytec Surface Specialties SA/NV.

At December 31, 2005 and 2004, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:


                                                2005                                              2004
                                                Buy                                               Buy
                                 Pound          Canadian    Australian     U.S.                   Pound       Canadian
Sell                Euro         Sterling       Dollar      Dollar         Dollar          Euro   Sterling    Dollar
-----------------------------------------------------------------------------------  ------------------------------------
U.S. Dollar      $  11.8         $      -      $  3.5      $   4.5       $     -       $   24.2   $   1.0      $    2.5
Euro                   -              7.3           -            -             -              -       0.9             -
Norwegian Krone      2.4                -           -            -           7.8            6.3         -             -
Japanese Yen           -                -           -          3.8             -              -         -             -
Other                1.3                -           -            -             -            0.8         -             -
-----------------------------------------------------------------------------------  ------------------------------------

The fair value of currency contracts, based on forward exchange rates at December 31, 2005 and 2004 was approximately $0.1 and $0.6, respectively.

COMMODITY HEDGING ACTIVITIES

At December 31, 2005, the Building Block Chemicals segment Fortier plant's 2006 forecasted natural gas utility requirements were 37% hedged utilizing natural gas forward contract at an average cost of $8.84 per MMBTU. These contracts totaled $10.5 and have delivery dates from January 2006 through December 2006. Based on year end NYMEX prices, we had net unrealized gains/(losses) on our natural gas forward contracts at December 31, 2005 and 2004 of $2.4 and $(1.6), respectively.

At December 31, 2005 and 2004, we had outstanding natural gas swaps with a fair value gain/(loss) of $1.7 and ($0.7), net of taxes, respectively.

See Note 2 for information about our interest rate swap and currency forward contract activity in connection with our acquisition of Surface Specialties.


6. EQUITY IN EARNINGS OF ASSOCIATED COMPANIES AND MINORITY INTERESTS

Through May 31, 2005, we had one associated company that was material to our operations, CYRO. Sales to associated companies, primarily CYRO, amounted to $18.7, $38.3 and $37.4 in 2005, 2004 and 2003, respectively. Amounts due from CYRO at December 31, 2004 totaled $8.3. We have determined that the profit or loss on sales to our associated companies for inventory that they held is immaterial; therefore, no adjustments have been made to eliminate such profit or loss.

Fees received from associated companies, primarily CYRO, were $0.8 through May 31, 2005, and $2.3 and $7.8 in 2004 and 2003, respectively. Fees from CYRO are recorded in manufacturing cost of sales and are related primarily to manufacturing services provided to CYRO at our Fortier, Louisiana manufacturing complex. We continue to provide CYRO with these services.

Upon acquisition of Surface Specialties, Cytec acquired a 50% ownership interest in SK Cytec Co., Ltd. ("SK Cytec"), a joint venture that manufactures and sells certain similar products to those sold by Surface Specialties. The operations of SK Cytec are not material to the results of our operations.

Upon acquisition of Surface Specialties, we also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and totaled $0.6 for the year ended December 31, 2005. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and totaled $2.1 as of December 31, 2005.

7. INVENTORIES

December 31,                      2005                  2004
=============================================================
Finished goods                   $288.4               $165.0
Work in proress                    26.3                 20.6
Raw materials and supplies        131.9                 78.2
------------------------------------------------------------
Total inventories                $446.6               $263.8
============================================================

8.       PLANTS, EQUIPMENT AND FACILITIES

DECEMBER 31,                                      2005            2004
-------------------------------------------------------------------------
Land and land improvements                    $    85.6          $   34.7
Buildings                                         327.8             249.8
Machinery and equipment                         1,596.9           1,298.3
Construction in Progress                           54.0              44.4
-------------------------------------------------------------------------
Plants, Equipment and Facilities, At Cost     $ 2,064.3          $1,627.2
-------------------------------------------------------------------------

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 5.2% in 2005, 5.8% in 2004 and 6.1% in 2003. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $1,185.6 and $1,163.9 as of December 31, 2005 and 2004, respectively. Depreciation is calculated using the straight line depreciation method for assets at the remainder of our locations with the estimated useful lives of these assets ranging from 4 to 40 years.

9.       GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment. The 2003 beginning balances have been restated to reflect our new organizational structure (see Note 17).


                                         CYTEC         CYTEC        CYTEC
                                   PERFORMANCE       SURFACE   ENGINEERED
                                     CHEMICALS   SPECIALTIES    MATERIALS     CORPORATE       TOTAL
-----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2003               $ 55.4        $ 25.6       $252.4         $ 0.6     $  334.0
2003 acquisitions                        10.5           2.5            -             -         13.0
Purchase adjustment (1)                     -             -         (4.7)            -         (4.7)
Currency exchange                        (2.7)          0.2         (0.2)          0.1         (2.6)
-----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003             $ 63.2        $ 28.3       $247.5         $ 0.7     $  339.7
Purchase adjustment (2)                  (0.1)            -            -             -         (0.1)
Currency exchange                         1.9           1.0         (0.1)            -          2.8
-----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2004             $  65.0       $ 29.3       $247.4         $ 0.7       $342.4
2005 acquisitions                         38.0        690.3            -             -        728.3
Currency exchange                        (1.5)        (50.9)         0.2             -        (52.2)
Purchase adjustment (3)                     -             -         (6.3)            -         (6.3)
-----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2005              $101.5       $668.7       $241.3         $ 0.7     $1,012.2
=====================================================================================================

(1) Purchase accounting adjustment relates to the recognition of deferred tax assets relating to an acquisition that occurred in a prior reporting period.


(2) Purchase accounting adjustments relate to various items, primarily revision of pension liabilities associated with our September 2003 acquisition of certain product lines of Avecia.

(3) We recorded a reduction to goodwill of $6.3 as a result of the favorable resolution of a tax contingency related to an acquisition that occurred in a prior reporting period.

Other acquisition intangibles consisted of the following major classes:

                            WEIGHTED
                             AVERAGE
                           USEFUL LIFE    GROSS CARRYING         ACCUMULATED
                             (YEARS)          VALUE              AMORTIZATION      NET CARRYING VALUE
---------------------------------------------------------- -------------------------------------------
DECEMBER 31,                  2005        2005       2004        2005       2004    2005         2004
------------------------------------------------------------------------------------------------------
Technology-based              15.2       $52.2      $42.5     $(15.0)    $(12.2)   $37.2        $30.3
Marketing-related             15.4        58.9       11.6       (9.0)      (4.0)    49.9          7.6
Marketing-related          Indefinite     41.8          -           -          -    41.8            -
Customer-related              15.0       389.6       35.8      (27.0)      (6.9)   362.6         28.9
                                      ----------------------------------------------------------------
Total                                   $542.5      $89.9     $(51.0)    $(23.1)  $491.5        $66.8
------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the year ended December 31, 2005, 2004 and 2003 was $30.3, $5.6, and $4.0, respectively. Amortization expense for the year ended December 31, 2005 includes ten months of amortization of the acquisition intangibles associated with our purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated future amortization expense for the year 2006 is $33.9, for the years 2007 through 2009 is $33.8 per year, and for the year 2010 is $33.7. Included in marketing-related intangibles at December 31, 2005 is $41.8 relating to certain trade names purchased upon acquisition of Surface Specialties which have indefinite useful lives.

10.      DEBT

Long-term debt, including the current portion, consisted of the following:


                                                                         DECEMBER 31,
                                                                  2005                  2004
                                                                       CARRYING              CARRYING
                                                            FACE        VALUE     FACE        VALUE
                                                           -----------------------------------------
Five-Year Term Loan Due February 15, 2010                   $461.2     $ 461.2   $     -    $     -
6.75% Notes Due March 15, 2008                               100.0        98.8     100.0       98.2
5.5% Notes Due October 1, 2010                               250.0       249.6         -          -
6.846% Mandatory Par Put Remarketed Securities ("MOPPRS")        -           -     120.0      119.0
4.6% Notes Due July 1, 2013                                  200.0       201.7     200.0      201.9
6.0% Notes Due October 1, 2015                               250.0       249.4         -          -
Other                                                         16.0        16.0         -          -
                                                           -----------------------------------------
                                                         $ 1,277.2   $ 1,276.7   $ 420.0    $ 419.1
Less: Current maturities                                      51.2        51.2     120.0      119.0
                                                           -----------------------------------------
Long-term Debt                                           $ 1,226.0   $ 1,225.5   $ 300.0    $ 300.1
---------------------------------------------------------------------------------------------------


The fair value of our long-term debt, including the current portion, based on dealer quoted values, was $1,243.5 at December 31, 2005, and $418.8 at December 31, 2004.

In February 2005, we entered into credit agreements totaling $1,775.0 in preparation for our acquisition of Surface Specialties. The agreements included a $725.0 unsecured 5-year term loan facility, a $700.0 364-day credit facility, and a $350.0 5-year revolving credit facility. We borrowed $725.0 under the term loan facility and $600.0 under the 364-day credit facility both at interest rates based on a floating LIBOR rate plus an applicable margin which is based on our credit rating and is subject to change (1.0% at December 31, 2005). The $725.0 facility requires amortization payments equal to the lesser of $72.5 or the then outstanding balance by December 31 of each year from 2005 through 2008 with a final payment due February 15, 2010. As of December 31, 2005, we have prepaid $30.5 of the $72.5 amortization payment due on December 31, 2006. The revolving credit facility provides additional liquidity for general corporate purposes. The facilities contain covenants that are customary for such facilities; including subsequent amendments to allow prepayments under the term loan to be applied in forward order of maturity and to add back specified restructuring charges in the determination of EBITDA under the revolving credit and term loan facilities.

In order to take advantage of current interest rates, we elected to redeem the MOPPRS in May, 2005, at the optional redemption price of $141.0. The optional redemption price represented the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provided us with the ability to refinance this debt at a significantly lower cost and a shorter tenor. Upon redemption, we recognized additional interest expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements for these securities. The total expense of $22.0 was recorded in 2005 in interest expense, net.

During October 2005, we sold $250.0 principal amount of 5.5% Notes due October 1, 2010 and $250.0 principal amount of 6.0% Notes due October 1, 2015 (the "5-Year Notes" and the "10-Year Notes," respectively, and collectively, the "Notes"). The Notes were offered under our $600.0 shelf registration statement. We received approximately $495.1 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The net proceeds from the offering were used to repay all amounts outstanding under our unsecured 364-day facility and our revolving credit facility, which was approximately $417.5 and $66.2, respectively. The 364-day facility is now terminated. The Notes will pay interest on each April 1 and October 1, commencing on April 1, 2006 through their respective due dates. The Notes are unsecured and may be redeemed in whole or in part, at our option at any time subject to a prepayment adjustment.

The weighted average interest rate on long-term debt was 4.4% for 2005 and 5.7% for 2004.

At December 31, 2005 and 2004, we had available for short-term use approximately $92.4 and $16.5, respectively, of non-U.S. dollar denominated credit facilities. There were outstanding borrowings of $48.7 and $0.0 under these facilities at December 31, 2005 and 2004, respectively.

Cash payments during the years ended December 31, 2005, 2004 and 2003, included interest of $75.3, $20.2 and $18.2, respectively. Included in interest expense, net, for the years ended December 31, 2005, 2004 and 2003, is interest income of $3.7, $5.5 and $3.8, respectively.

At December 31, 2005, we had no outstanding borrowings under our 5-year revolving credit facility.

11.      CONTINGENCIES AND COMMITMENTS

ENVIRONMENTAL AND RELATED MATTERS

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

Our most significant environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by us. We are also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Since the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties ("PRPs") for such site, including us, despite the involvement of other PRPs. In some cases, we are one of several hundred identified PRPs, while in others we are the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or we believe, based on our experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy. In addition, from time to time in the ordinary course of our business, we are informed of, and receive inquiries with respect to, additional sites that may be environmentally impaired and for which we may be responsible.

As of December 31, 2005 and 2004, the aggregate environmental related accruals were $102.9 and $70.7, respectively, of which $7.5 and $10.0, respectively, are included in accrued expenses with the remainder included in other noncurrent liabilities. The increase in environmental related accruals was primarily related to liabilities assumed upon our acquisition of Surface Specialties which are associated with the remediation of certain manufacturing sites primarily located in Europe. Environmental remediation spending, for the years ended December 31, 2005, 2004 and 2003, was $6.6, $9.4 and $9.3, respectively. In the first quarter of 2005, we increased our reserves by $4.4 as a result of our agreement in principle to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1944. In connection with our spin-off from Cyanamid in 1993, we agreed to indemnify Cyanamid for claims of this nature. Under the terms of the settlement which was finalized in the second quarter of 2005, the third party has released all claims and indemnified us against third-party environmental remediation claims arising from the alleged contamination at the site. Although we believed that we had meritorious defenses to this claim, we agreed to the settlement to avoid incurring additional legal fees and any risk of an adverse outcome in any related litigation. During 2004, we recorded a pre-tax charge of $6.1 in connection with the settlement of several environmental and toxic tort lawsuits which were all related to a single manufacturing site operated by Cyanamid prior to 1963. The full settlement which was paid in 2004 `amounted to $8.6, of which $2.5 was charged against a previously established environmental remediation reserve for these matters.

On January 1, 2003, as a result of the adoption of SFAS 143, we recorded an after tax charge of $13.6 for the cumulative effect of prior years for depreciation of the additional costs and accretion expense on the asset retirement liability. At December 31, 2005 and 2004, the asset retirement liability was $39.1 and $22.3, respectively, which is included in other liabilities. Accretion and depreciation expense for the years ended December 31, 2005, 2004 and 2003 were $3.1, $1.8 and $1.8, respectively.

OTHER CONTINGENCIES

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2005 and 2004, the aggregate self-insured and insured contingent liability was $65.8 and $68.4, respectively, and the related insurance recovery receivable was $37.7 and $37.9, respectively. The asbestos liability included in the above amounts at December 31, 2005 and 2004 was $47.8 and $50.4, respectively, and the related insurance receivable was $34.7 and $34.2, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

ASBESTOS
The following table presents information about the number of claimants involved in asbestos cases with us:

                                                                          Year Ended              Year Ended
                                                                          December 31,            December 31,
                                                                             2005                   2004
                                                                       --------------------------------------
      Number of claimants at beginning of period                             27,947                 26,955
      Number of claimants associated with claims closed during period       (11,949)                (3,540)
      Number of claimants associated with claims opened during period         2,113                  4,532
                                                                       --------------------------------------
      Number of claimants at end of period                                   18,111                 27,947
-------------------------------------------------------------------------------------------------------------


The claimants allege exposure to asbestos at facilities formerly or currently owned by us or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us, and we have no information that this pattern will change.

Our asbestos liability and related insurance receivable is based on a study we commissioned in 2003 by the Actuarial and Analytics Practice of AON Risk Consultants ("AON"). We provided AON with, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, and dismissal rates by claim. The actuarial methodology employed by AON was primarily based on epidemiological data assumptions regarding asbestos disease manifestation, the information provided by us, and the estimates of claim filing and indemnity costs that may occur in the future. In conjunction with AON, we also conducted a detailed review of our insurance policies and estimated insurance recoveries in 2003. We expect to recover close to 50% of our future indemnity costs and certain defense and processing costs already incurred. Most of our insurance is with carriers with investment grade ratings and only those with such ratings were included in the estimation of the recovery of indemnity and defense costs. We anticipate updating the study approximately every three years or earlier if circumstances warrant.

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

LEAD PIGMENT

We are among several defendants in approximately 30 cases, in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

In July 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. We settled this case for an immaterial amount. Although similar cases may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. Accordingly, we do not believe that our liability, if any, in such cases will be material, either individually or in the aggregate and no loss contingency has been recorded.

We have access to a substantial amount of primary and excess general liability insurance for property damage and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for lead pigment-related property damage claims. We have agreements in principle with several of our insurers which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with lead pigment related property damage claims and we continue to pursue recovery of our defense costs from additional insurers.

OTHER
During 2004, we signed a stipulation of settlement with plaintiffs in a federal class action lawsuit on behalf of purchasers of carbon fiber. As a result of this and several other related litigation matters, in 2004 we recorded a pre-tax charge of $8.0 which is included in administrative and general.

In the second quarter of 2005, we increased our reserves by $2.4 as a result of our agreement in principle, which was signed in the third quarter, to settle certain claims by a third party for $2.7.

In 2006, we were named as a defendant in a series of civil cases alleging violation of antitrust laws relating to the sale of methyl methacrylate, a chemical manufactured and sold by CYRO, and seeking damages arising out of such alleged violations. We sold our interest in CYRO to Degussa in 2005, and in accordance with the terms of the sales agreement, we expect that Degussa and CYRO to provide us with full indemnity for any losses and expenses associated with these cases.

In February 2006, a subsidiary of DSM filed a lawsuit against us seeking immediate dissolution of AMEL, the melamine manufacturing joint venture between DSM and Cytec or the appointment of a receiver for the joint venture, the rescission of the services agreement between Cytec and AMEL and compensatory damages. We believe this lawsuit is without merit and we are vigorously defending against all of the claims.

Periodically, we enter into settlement discussions for lawsuits or claims for which we have meritorious defenses and for which an unfavorable outcome against us is not probable. In such instances, no loss contingency is recorded since a loss is not probable and it is our policy to accrue defense costs as incurred. Typically, we consider these types of settlements in fairly limited circumstances usually related to the avoidance of future defense costs and/or the elimination of any risk of an unfavorable outcome. Such settlements, if any, are recorded when it is probable a liability has been incurred, typically upon entering into a settlement agreement.

While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that we believe, will not have a material adverse effect on our consolidated financial position, but could be material to our consolidated results of operations or cash flows in any one accounting period. We cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

From time to time, we are also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies related to these matters, if any, are recorded when they are realized.

We commenced binding arbitration proceedings against SNF SA, ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 euros plus interest on the award at the rate of 7% per annum from July 28, 2004. We have obtained a court order in France to enforce the award, which order is being appealed by SNF. No gain contingency has been recorded. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings. We believe that the complaint is without merit.

COMMITMENTS

Rental expense under property and equipment leases was $14.3 in 2005, $10.8 in 2004 and $10.2 in 2003. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005, are:

                            Operating
                            Leases
----------------------------------------
2006                          $13.6
2007                           11.0
2008                            8.7
2009                            6.7
2010                            3.9
Thereafter                     16.4
                              ------
Total minimum lease payments  $60.3

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Set forth below are more specific terms about our significant sales contracts.

We have the option to sell, and an affiliate of an international trading company is obligated to buy, up to approximately 40% of our production capacity of acrylonitrile per year under a long-term distributorship agreement that is scheduled to expire on May 1, 2008. The price under this distributorship agreement is market-based less certain costs and commissions.

We are obligated to sell, and a tenant at our Fortier facility is obligated to buy, substantially all of our nominal production capacity of hydrocyanic acid under an agreement with an initial term expiring December 31, 2011. Price is determined by a formula based on the raw materials used to manufacture hydrocyanic acid and to a lesser extent on the selling price of such tenant's product based on hydrocyanic acid and is adjusted periodically.

We are obligated to sell sulfuric acid, and also to regenerate used sulfuric acid, and a tenant at our Fortier facility is obligated to buy such product and services, under an agreement with an initial term expiring December 31, 2011. The price for regenerated sulfuric acid is cost based and the price for sulfuric acid is set between the price for regenerated sulfuric acid and a market price for sulfuric acid and both prices are adjusted periodically. The cost to regenerate sulfuric acid is substantially in excess of the cost of producing sulfuric acid. Regenerated sulfuric acid and sulfuric acid are produced in the same plant at the same time.

We are obligated to manufacture a customer's requirements for certain resins utilized in the automotive industry under long-term manufacturing agreements which may be terminated on December 31 of any year upon two years prior written notice.

We are obligated to sell and, subject to certain exceptions, an aerospace customer is obligated to buy its requirements of various specialty materials for products related to certain aircraft programs, under an agreement which is scheduled to expire at the end of 2013. The agreement specifies price which is fixed annually.

The Cytec Engineered Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

We frequently enter into long-term agreements in order to lock-in price and availability of raw materials and services required to operate our businesses. At December 31, 2005, obligations under such agreements totaled $51.9.

We had $46.6 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2005 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.


12.      INCOME TAXES

The income tax provision (benefit) is based on earnings (losses) from continuing operations before income taxes and, in 2003, before the cumulative effect of accounting change as follows:

---------------------------------------------------------------------
                                      2005          2004      2003
---------------------------------------------------------------------
U. S.                                $(22.3)       $105.1     $ 68.7
Non-U.S.                               65.8          67.3       60.7
---------------------------------------------------------------------
Total                                  43.5        $172.4     $129.4
---------------------------------------------------------------------

The components of the income tax provision (benefit) are as follows:

---------------------------------------------------------------------
                                      2005          2004      2003
---------------------------------------------------------------------
Current:
     U. S. Federal                   $ (8.6)       $  6.3     $  1.9
     Non-U.S.                          27.3          12.8       16.2
     Other, principally state           1.5           2.2        1.4
--------------------------------------------------------------------
    Total                              20.2          21.3       19.5
--------------------------------------------------------------------
Deferred:
     U. S. Federal                     (8.3)         20.3       10.4
     Non-U.S.                         (23.5)         (0.1)       0.9
     Other, principally state          (2.8)         (0.1)       5.8
--------------------------------------------------------------------
    Total                             (34.6)         20.1       17.1
--------------------------------------------------------------------
Total income tax provision (benefit) $(14.4)       $ 41.4     $ 36.6
--------------------------------------------------------------------

Income taxes paid in 2005, 2004 and 2003 were $64.4, $16.6 and $14.7, respectively and include non-U.S. taxes of $59.8, $15.7 and $12.0 in 2005, 2004 and 2003, respectively. For 2005, $19.9 of pre-acquisition income taxes were paid by the acquired Surface Specialties entities of which $19.4 has been reimbursed to us from UCB.

U. S. and non-U.S. earnings (losses) of consolidated companies, before income taxes, include all earnings derived from operations in the respective U.S and non-U.S. geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S. Federal, non-U.S. and other governments as applicable, regardless of the situs in which the taxable income (loss) is generated. The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:



----------------------------------------------------------------------------
December 31,                                            2005          2004
Deferred tax assets:
----------------------------------------------------------------------------
       Allowance for bad debts                        $   4.8     $    2.5
       Self insurance accruals                           24.5         26.4
       Operating accruals                                14.4         14.9
       Environmental accruals                            32.1         26.7
       Pension and postretirement benefit liabilities   164.0        149.1
       Employee benefit accruals                         15.4         18.9
       Tax credit carry forwards                         18.4         13.9
       Net operating losses                              39.4         13.1
       Other                                             25.2          4.0
----------------------------------------------------------------------------
Gross deferred tax assets                               338.2        269.5
----------------------------------------------------------------------------
Valuation allowance                                     (23.2)       (12.2)
----------------------------------------------------------------------------
Total net deferred tax assets                           315.0        257.3
----------------------------------------------------------------------------
Deferred tax liabilities:
       Inventory                                         (7.5)       (11.1)
       Plants, equipment and facilities                (180.6)      (124.4)
       Insurance receivables                            (11.3)       (13.4)
       Intangibles                                     (158.4)       (30.4)
       Other                                             (8.9)        (0.1)
----------------------------------------------------------------------------
Gross deferred tax liabilities                         (366.7)      (179.4)
----------------------------------------------------------------------------
Net deferred tax assets / (liabilities)               $ (51.7)    $   77.9
============================================================================

The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. We completed our evaluation of this repatriation provision in 2005 and concluded that no earnings will be repatriated under the Act. In addition, at December 31, 2005 no provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $476.2 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

We have U.S. research and development tax credit carryforwards of $5.0 available as of December 31, 2005 to offset future U.S. tax liabilities. These carryforwards begin to expire at various dates starting in 2022 through 2025. U.S. foreign tax credit carryforwards of $7.0 are available to offset future U.S. tax liabilities. The Act extended the period of time over which U.S. foreign tax credits may be carried forward from five years to ten years. Accordingly, such U.S. foreign tax credits will now expire at various dates starting in 2011 through 2015. We also have $3.4 of state tax credits of which $2.4 will be carried forward indefinitely with the balance to expire at various dates starting in 2006. Additionally, we have $3.0 of foreign jurisdiction tax credits mainly related to our operations in Belgium and Mexico, of which $0.7 will expire in 2007 with the balance having an unlimited carryforward period.

At December 31, 2005, we have U.S. federal income tax net operating loss carryforwards of $9.3 relating to a 1998 acquisition available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards begin to expire at various dates starting in 2010 through 2018. In addition, we have foreign net operating losses totaling $24.1, primarily related to our operations in Europe, Canada and China. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total carryforwards, approximately $5.9 expire at various dates starting in 2006 through 2013, while $18.2 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $23.2 and $12.2 as of December 31, 2005 and 2004. For 2005, the $11.0 valuation allowance activity primarily consisted of a $0.6 decrease for various stated deferred tax assets, offset by an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($3.0), and acquired Surface Specialties deferred tax assets ($8.6), the latter of which was recorded as an offset to goodwill. As of December 31, 2005, $15.7 of the valuation allowance is attributable to U.S. state tax attributes and $7.5 primarily relates to foreign net operating losses.

The Internal Revenue Service (the "IRS") has completed and closed its audits of our tax returns through 2001. In January, 2005, we were notified that the Congressional Joint Committee on Taxation (the "Joint Committee") approved the final IRS examination findings for the years 1999 through 2001. Joint Committee also approved a separate tax refund claim filed by us for 1998 at that time. The approval by Joint Committee resulted in a tax refund of approximately $0.2 and $0.1 for the years 1998 and 2000 respectively, which was recorded in 2005. As a result of the resolution of these audits, we also recorded a reduction in tax expense of approximately $16.2. The IRS is also currently conducting audits of our tax returns for the years 2002 and 2003. We believe that adequate provisions for all outstanding issues have been made for all open years.

In May, 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($12.4). This final assessment reflects a 20.7 Norwegian krone decrease in the assessed tax liability compared with the prior audit report issued by the tax authorities. As a result, we recorded a corresponding reduction in tax expense of approximately $4.2, including interest, to reflect such final assessment. We have retained tax counsel to assist in our defense of the final assessment since the issue will likely be litigated given our vigorous defense in protesting the increase of taxable income.

We also received a separate notice from the Norwegian tax authorities in 2005 disclosing a complete termination of pleadings regarding a potential Norway permanent establishment ("PE") with respect to an affiliate of one of our subsidiaries. Given the favorable resolution of this PE issue with respect to one of our subsidiaries, we have adjusted our tax contingency reserves accordingly and recorded a reduction in tax expense of $5.4, including interest, in the second quarter ended June 30, 2005.

Notwithstanding our meritorious defenses in these matters, in prior years as these matters developed, we accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability of the assessment including interest thereon.

In October 2005, we received notice from the Norwegian authorities demanding a tax payment of 56.0 Norwegian krone ($8.5) plus accrued interest with respect to the 1999 restructuring. We remitted this deposit with the tax authorities pending final resolution of this matter. Based on the Norwegian demand notice, we also determined that $22.0 Norwegian krone ($3.3) related to this issue will be remitted in subsequent tax return filings without an interest charge until this dispute is resolved. In light of these events, we reevaluated our total liability (including interest) on the potential unfavorable outcome of this dispute, and recorded a reduction in tax expense of 16.9 Norwegian krone ($2.6) to adjust the interest component of this liability accordingly. Assuming the dispute resolution process follows a normal course, a complete resolution of the Norwegian issue will probably occur in late 2006 or early 2007.

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:


-------------------------------------------------------------------------------
                                                 2005         2004        2003
-------------------------------------------------------------------------------
Federal income tax rate                           35.0%        35.0%    35.0%
Research and development credit                   (5.2)        (1.8)    (3.2)
Income subject to other than
  the federal income tax rate                    (21.1)       (7.1)     (6.3)
Change in tax rates                               (1.1)       (1.1)        -
State taxes, net of federal benefits              (3.7)       (2.8)      2.0
Valuation allowance                                5.6         4.4       3.6
Acquired in-process research and
   development write-off                          29.8           -         -
Extraterritorial income exclusion                 (7.8)       (1.8)     (1.6)
Favorable resolution of prior year audits        (65.0)          -         -
Other (credits) charges, net                       0.5        (0.8)     (1.2)
-----------------------------------------------------------------------------
Effective tax rate                               (33.0)%      24.0%     28.3%
=============================================================================

Our 2005 effective tax rate was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense due to the completion of tax audits for various years as discussed above. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition for which there is no tax benefit, and the increase in the valuation allowance for certain state and foreign deferred tax assets.

In 2003 a tax benefit of $7.3 was allocated to the cumulative effect of accounting change and, in 2005 tax expense of $0.8 related to discontinued operations.

Tax benefits on stock option exercises of $5.5, $11.7 and $7.9 were allocated directly to stockholders' equity for 2005, 2004 and 2003, respectively.

13. EMPLOYEE BENEFIT PLANS

We have defined benefit pension plans that cover employees in a number of countries. Almost all of the plans provide defined benefits based on years of service and career average salary. We also sponsor postretirement and post employment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The medical plans are contributory and non-contributory with certain participant's contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on our share of costs for recent and future retirees. The post employment plans provide salary continuation, disability related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

The enactment of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a reduction of our accumulated postretirement benefit obligation ("APBO") of approximately $31.7 in 2004, which we recognized as a reduction in unrecognized net actuarial loss. This reduction in the APBO results from an ongoing tax-free government subsidy beginning in 2006, for prescription drug benefits provided to plan participants if such benefits are determined to be actuarially equivalent to those offered by Medicare. Based on the current guidance of determining actuarial equivalence, we have been able to determine that some of the plan participants qualify for the subsidy. We amortize the unrecognized net actuarial loss over the average remaining service life of employees eligible for postretirement medical benefits. The net periodic postretirement benefit cost was reduced by $3.9 and $2.4, respectively, for the years ended December 31, 2005 and 2004.

We use a measurement date of December 31 for the U.S. and Canadian pension and postretirement benefit plans and use a measurement date of November 30 for the majority of all other pension plans.



                                            PENSION PLANS                       POSTRETIREMENT PLANS
                                   ---------------------------------   ---------------------------------------
                                      2005       2004       2003         2005           2004         2003
                                   ---------------------------------   ---------------------------------------
NET PERIODIC COST:
Service cost                        $   21.4    $ 14.4    $   12.5     $     1.3      $  1.0        $  1.4
Interest cost                           41.3      34.7        32.5          13.7        14.3          16.6
Expected return on plan assets         (42.1)    (38.9)      (35.5)         (4.7)       (4.9)         (5.0)
Net amortization and deferral           15.8       7.8         3.4         (10.6)      (10.6)        (10.7)
Curtailment/Settlement                  (2.7)       -            -             -           -             -
                                   ---------------------------------   ---------------------------------------
Net periodic expense (credit)       $   33.7    $ 18.0    $   12.9     $    (0.3)     $ (0.2)          2.3
                                   =================================   =======================================

WEIGHTED-AVERAGE ASSUMPTIONS
  USED TO DETERMINE NET PERIODIC
  COST, DURING THE YEAR:
Discount rate                          5.4%        6.0%        6.4%          5.8%        6.3%          6.8%
Expected return on plan assets         7.7%        8.0%        8.1%          6.5%        6.5%          6.5%
Rate of compensation increase        3%-10%      3%-10%      3%-10%


WEIGHTED-AVERAGE ASSUMPTIONS
  USED TO DETERMINE BENEFIT
  OBLIGATIONS, END OF THE YEAR:
Discount rate                          5.3%        5.6%        6.1%          5.6%        5.8%          6.3%
Rate of compensation increase        3%-10%      3%-10%      3%-10%            -           -             -
                                    ==========================================================================

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over the past five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 55% - 65% stocks and 35% - 45% bonds, including cash equivalents ("fixed income securities"). Since the long-term average annualized return is approximately 9% - 11% for stocks and 5% - 7% for fixed income securities, the expected long-term weighted average return was estimated to be 8.5% for the U.S. pension plans in 2005 and 2004. This return is based on an assumed allocation of assets of 62% stocks and 38% in fixed income securities, with long-term investment returns of 10% and 6%, respectively. The expected long-term weighted average return on all of our pension plans, including the U.S. plans, was 7.7% and 8.0% 2005 and 2004, respectively. For postretirement plans, all of which are assets held in the U.S., the expected rate of return was 6.5% in 2005 and 2004, based on the same investment return assumptions and an assumed asset allocation of 55% in stocks and 45% fixed income securities in 2005 and 2004. The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. In the Netherlands, where we have our largest non-U.S. `ension plan, the assumed rate of return was 6.25% in 2005. This return is based on assumed rates of return of 9% for stocks and 5% for fixed income securities and an assumed asset allocation of 31% stocks and 69% fixed income securities.

                                                     Pension Plans                   Postretirement Plans
                                           ---------------------------------   ---------------------------------
                                             2005        2004        2003        2005        2004        2003
                                           ---------------------------------   ---------------------------------
Change in benefit obligation:
Benefit obligation at January 1            $  646.2    $  565.4    $  489.1    $  248.6    $  271.5    $  253.6
Addition of plans                                 -         2.1         0.7           -           -           -
Service cost                                   21.4        14.4        12.5         1.3         1.0         1.4
Interest cost                                  41.3        34.7        32.5        13.7        14.3        16.6
Amendments                                      2.4        (0.1)       (0.2)          -           -           -
Acquisitions                                  137.4           -        18.2           -           -         2.7
Translation difference                        (29.0)       10.2        16.1           -         0.1         0.1
Actuarial gains/(losses)                       42.2        44.5        21.2        14.9       (15.7)       20.1
Employee contributions                          1.4         0.9         0.5         4.0         3.4         2.6
Benefits paid                                 (31.8)      (25.9)      (25.2)      (24.4)      (26.0)      (25.6)
Curtailments/Settlements                       (1.0)          -           -           -           -           -
                                           ---------------------------------   ---------------------------------
Benefit obligation at December 31          $  830.5    $  646.2    $  565.4    $  258.1    $  248.6    $  271.5
                                           ---------------------------------   ---------------------------------

Accumulated benefit obligation at
 December 31                               $  769.7    $  617.3    $  544.2    $      -    $      -    $      -

Change in plan assets:
Fair value of plan assets at January 1     $  485.3    $  430.5    $  350.0    $   71.6    $   74.6    $   70.5
Addition of multiple plans                        -           -         0.3           -           -           -
Actual return on plan assets                   39.1        39.2        52.5         3.0         3.8         8.3
Company contributions                          14.4        32.2        27.5        15.9        15.8        18.7
Employee contributions                          1.4         0.9         0.5         4.0         3.4         2.7
Acquisitions                                   65.8           -        10.7           -           -           -
Translation difference                        (20.0)        8.4        14.2           -           -           -
Benefits paid                                 (31.3)      (25.9)      (25.2)      (24.3)      (26.0)      (25.6)
                                           ---------------------------------   ---------------------------------

Fair value of plan assets at
 December 31                               $  554.7    $  485.3    $  430.5    $   70.2    $   71.6    $   74.6

Funded status:                             $ (275.8)   $ (160.9)   $ (134.9)   $ (187.9)   $ (177.0)   $ (196.9)
Unrecognized actuarial losses                 241.3       212.4       174.1        37.3        20.6        35.0
Unrecognized prior service cost                 0.7         0.9         0.3       (63.9)      (74.5)      (85.1)
Other contributions                             0.7           -           -           -           -           -
Unrecognized net transition
 obligation                                     4.0           -           -           -           -           -
                                           ---------------------------------   ---------------------------------
Net amount recognized                      $  (29.1)   $   52.4    $   39.5    $ (214.5)   $ (230.9)   $ (247.0)
                                           ---------------------------------   ---------------------------------

Amounts recognized in the
 consolidated balance sheets
 consists of:
Prepaid benefit cost                       $   15.7    $   24.1    $   10.6    $      -    $      -    $      -
Accrued benefit cost                         (239.7)     (147.9)     (118.1)     (214.5)     (230.9)     (247.0)
Intangible asset                                5.4         5.6         6.2           -           -           -
Accumulated other comprehensive
 income, exclusive of deferred taxes          189.5       170.6       140.8           -           -           -
                                           ---------------------------------   ---------------------------------
Net amount recognized                      $  (29.1)   $   52.4    $   39.5    $ (214.5)   $ (230.9)   $ (247.0)
================================================================================================================

The accrued postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2005 and 2004 includes $20.0 in accrued expenses at each date with the balance reported in pension and other postretirement benefit liabilities.

We recorded a non-cash after-tax minimum pension liability adjustment charge of $7.1 and $11.5 to Other Comprehensive Income in 2005 and 2004, respectively, and a credit of $1.2 in 2003. The charges to Other Comprehensive Income did not trigger any special funding requirements. As of December 31, 2005, $4.2 was owed to one of our U.S. pension plans and is due on or before September 15, 2006.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 9.0% in 2006, decreasing to ultimate trend of 5.0% in 2010. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation ("APBO") and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:

                                                 2005               2004
                                          ------------------  ------------------
                                             1%        1%        1%        1%
                                          Increase  Decrease  Increase  Decrease
                                          ------------------  ------------------

Approximate effect on the total of service
 and interest cost components of other       $ 1.5    ($1.2)    $ 1.5     ($1.2)
 postretirement benefit cost

Approximate effect on accumulated
 postretirement benefit obligation           $24.8   ($21.4)    $23.9    ($21.2)
================================================================================

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

                               U.S. Plans      Non-U.S. Plans        Total
                           ----------------- ----------------- -----------------
December 31,                 2005     2004     2005     2004     2005     2004
--------------------------------------------------------------------------------
Projected benefit
 obligation                ($544.5) ($506.2) ($201.1)  ($68.4) ($745.6) ($574.6)
Accumulated benefit
 obligation                 (524.0)  (489.0)  (168.9)   (63.8)  (692.9)  (552.8)
Fair value of plan assets    369.6    369.9    107.5     48.9    477.1    418.8
================================================================================

The asset allocation for our U.S. pension plans and postretirement plans at the end of 2005 and 2004, and the target allocation for 2006, by asset category, are as follows:

               U.S. Pension Plans                                   Postretirement Plans
------------------------------------------------  ----------------------------- ------------------
                     Target   Percentage of Plan                       Target   Percentage of Plan
                   Allocation Assets at Year End                     Allocation Assets at Year End
Asset Category        2006      2005      2004    Asset Category        2006      2005       2004
----------------------------- ------------------  ----------------------------- ------------------
Equity Securities      66%       67%        63%   Equity Securities      55%       55%        55%
Fixed Income           34%       33%        37%   Fixed Income           45%       45%        45%
                   ---------- ------------------                     ---------- ------------------
Total                 100%      100%       100%   Total                 100%      100%       100%
==================================================================================================

               Non-U.S. Pension Plans
------------------------------------------------
                     Target   Percentage of Plan
                   Allocation Assets at Year End
Asset Category        2006      2005       2004
----------------------------- ------------------
Equity Securities      41%       37%        41%
Fixed Income           47%       53%        52%
Cash and other         12%       10%         7%
----------------------------- ------------------
Total                 100%      100%       100%
================================================

The total fair value of U.S. pension and postretirement plan assets was $439.8 and $441.5 at December 31, 2005 and 2004. We use a combination of active and passive stock and bond managers to invest the assets of pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

The following table reflects expected cash flows for the U.S. pension and postretirement benefit plans:

EXPECTED EMPLOYER CONTRIBUTIONS                 PENSION PLANS                           POSTRETIREMENT PLANS
----------------------------------------    ----------------------    ----------------------------------------------------------
2006                                          $10.2                                             $19.3

The following table reflects total benefits expected to be paid from the plan and / or our assets:


                                                                       POSTRETIREMENT BENEFITS        POSTRETIREMENT BENEFITS
                                                                       PRIOR TO MEDICARE PART D       ANTICIPATED MEDICARE PART
EXPECTED BENEFIT PAYMENTS                     PENSION BENEFITS                 SUBSIDY                       D SUBSIDY
----------------------------------------    ----------------------    --------------------------    ----------------------------
2006                                                        $23.6                         $22.3                            $3.0
2007                                                         24.7                          22.9                             3.2
2008                                                         25.8                          23.1                             3.3
2009                                                         27.2                          23.2                             3.4
2010                                                         28.7                          23.3                             3.5
2011-2015                                                   174.1                         114.2                            18.5
----------------------------------------    ----------------------   --------------------------     ----------------------------

The following table reflects the expected cash flows for the non-U.S. plans:

EXPECTED EMPLOYER CONTRIBUTIONS                 PENSION PLANS       POSTRETIREMENT PLANS
----------------------------------------    ---------------------- ------------------------
2006                                                      $  13.6                   $  0.1
----------------------------------------    ---------------------- ------------------------


The following table reflects the total benefits expected to be paid from the plans and/or our assets:



EXPECTED BENEFIT PAYMENTS                     PENSION BENEFITS     POSTRETIREMENT BENEFITS
----------------------------------------    ---------------------- ------------------------
2006                                                       $  8.2                     $0.1
2007                                                          7.6                      0.1
2008                                                          9.0                      0.1
2009                                                          9.1                      0.1
2010                                                          9.8                      0.1
2011-2015                                                    46.0                      0.8
----------------------------------------    ---------------------- ------------------------


We also sponsor various defined contribution retirement plans in a number of countries, consisting primarily of savings, profit growth and profit sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth and profit sharing plans are generally based on our financial performance. Amounts expensed related to these plans are as follows:


                                    2005        2004        2003
-----------------------------------------------------------------
U.S. Profit Growth Sharing        $ 3.0        $ 9.1       $ 5.5
Savings Plan                        8.0          7.0         6.1
                                  -------------------------------
Total                             $11.0        $ 16.1      $ 11.6
                                  -------------------------------
Non-U.S.
Others                            $ 2.7        $ 1.2       $ 1.2
=================================================================

We also sponsor post employment plans that, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a "change of control" as defined in the plans.

14. OTHER

Following are our accrued expenses:

-------------------------------------------------------------------
December 31,                              2005               2004
-------------------------------------------------------------------
Employee benefits                        $ 18.2          $   30.1
Other postretirement employee benefits     20.0              20.0
Salaries and wages                         45.1              19.1
Taxes other than income taxes               8.9               7.2
Environmental                               7.5              10.0
Interest                                   12.5               7.8
Restructuring costs                        10.2               0.1
Customer rebates                           18.3               4.4
All other                                  77.6              79.4
-------------------------------------------------------------------
Total                                   $ 218.3         $   178.1
===================================================================

The balance in due from related party of $8.0 represents amounts to be received from UCB for certain preacquisition tax liabilities which we have or will pay in connection with the acquisition of Surface Specialties. Additionally, in connection with certain transition services agreements entered into with UCB in connection with the acquisition of Surface Specialties, included in accrued expenses at December 31, 2005 are $0.8 related to such agreements. Through December 31, 2005, results of operations reflect expenses of $12.5 recognized under these agreements.

15. COMMON STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 46,298,828 shares were outstanding at December 31, 2005. A summary of changes in common stock issued and treasury stock is presented below.


                                                                           COMMON STOCK   TREASURY STOCK
                                                                   --------------------------------------
Balance at December 31, 2002                                                 48,132,640       9,332,671
Purchase of treasury stock                                                            -         838,200
Issuance pursuant to stock option plan                                                -      (1,079,792)
Awards of performance stock and restricted stock                                      -         (80,731)
Forfeitures and deferrals of stock awards                                             -         129,549
                                                                   --------------------------------------
Balance at December 31, 2003                                                 48,132,640       9,139,897
Purchase of treasury stock                                                            -         388,300
Issuance pursuant to stock option plan                                                -      (1,217,487)
Awards of performance stock and restricted stock                                      -         (64,654)
Forfeitures and deferrals of stock awards                                             -          51,807
                                                                   --------------------------------------
Balance at December 31, 2004                                                 48,132,640       8,297,863
Issuance related to acquisition of Surface Specialties                                -      (5,772,857)
Issuance pursuant to stock option plan                                                -        (688,736)
Awards of performance stock and restricted stock                                      -         (53,345)
Forfeitures and deferrals of stock awards                                             -          50,887
                                                                   --------------------------------------
Balance at December 31, 2005                                                 48,132,640       1,833,812
=========================================================================================================

Treasury stock, when reissued, is relieved at the average cost of the shares in treasury.

In January 2004, the Board of Directors approved the initiation of a common stock quarterly cash dividend program. During 2005 and 2004, four quarterly cash dividends of $0.10 per share were declared and paid totaling $17.8 and $15.7, respectively. No cash dividends on common shares were declared or paid during 2003.

On February 9, 2006, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on March 15, 2006 to stockholders of record as of February 27, 2006.

In March 2003, we announced an authorization to repurchase up to an additional $100.0 of our outstanding common stock. Repurchases were made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes. During 2004, we repurchased 388,300 shares of our common stock at a cost of $13.1. During 2003, we repurchased 838,200 shares of our stock at a cost of $27.7 that completed the previous stock repurchase authorization and included $18.1 under the new authorization. In connection with the acquisition of Surface Specialties, we suspended the stock buy-back program and do not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

STOCK AWARD AND INCENTIVE PLAN: The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), restricted stock (including performance shares),stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. In addition, automatic formula grants of restricted stock and nonqualified stock options are awarded to non-employee directors. At December 31, 2005, there are approximately 6,889,999 shares reserved for issuance under the 1993 Plan.

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options at 100% of the market price on the date the option is granted. Options are generally exercisable in cumulative installments of 33 1/(3)% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options activity is presented below.

                                               2005                       2004                       2003
                                        -----------------------      -----------------      ---------------------
                                                      WEIGHTED               WEIGHTED                    WEIGHTED
                                                      AVERAGE                AVERAGE                     AVERAGE
                                                      EXERCISE               EXERCISE                    EXERCISE
                                        SHARES           PRICE       SHARES     PRICE       SHARES          PRICE
------------------------------------------------------------------------------------------------------------------
Shares under option:

Outstanding at beginning of year       5,344,434         $30.47    6,320,110      $28.31    6,692,689      $26.15
Granted                                  534,900          47.61      545,070       37.14      873,600       27.06
Exercised                               (688,736)         25.88   (1,217,487)      20.20   (1,079,792)      13.44
Forfeited                                (52,675)         38.88     (303,259)      38.57     (166,387)      31.68
------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT END OF YEAR             5,137,923         $35.45    5,344,434      $30.47    6,320,110      $28.31
------------------------------------------------------------------------------------------------------------------
OPTIONS EXERCISABLE AT END OF YEAR     4,036,177         $30.89    4,049,069      $30.40    4,687,172      $28.64
==================================================================================================================


The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:



                                                        OPTIONS   OUTSTANDING                  OPTIONS EXERCISABLE
                                                  ----------------------------------------   ------------------------
                                                                  WEIGHTED
                                                                  AVERAGE        WEIGHTED
                                                                  REMAING        AVERAGE                   WEIGHTED
                                                                  CONTRACTUAL    EXERCISE     NUMBER       AVERAGE
RANGE OF EXERCISE PRICES                           OUTSTANDING    LIFE(YEARS)      PRICE      EXERCISABLE  PRICE
------------------------------------------------------------------------------------------------------------------
$ 6.46                                                     1,859      2.36         $ 6.46          1,859    $ 6.46
 20.44                                                   593,180      3.06          20.44        593,180     20.44
 23.31-28.56                                           1,810,550      5.40          25.28      1,566,951     25.05
 29.56-35.09                                             676,752      5.12          33.25        673,416     33.25
 36.25-38.62                                             523,231      7.86          37.18        186,720     37.29
 40.00-44.50                                             620,451      1.15          40.28        620,451     40.28
 46.94-49.39                                             901,400      6.09          47.74        384,600     47.94
 53.29-55.00                                              10,500      3.34          54.76          9,000     55.00
------------------------------------------------------------------------------------------------------------------
$ 6.46-55.00                                           5,137,923      4.95         $35.45      4,036,177    $30.89
==================================================================================================================



As provided under the 1993 Plan, we have also issued restricted stock and performance stock. Restricted shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2003, 2004 and 2005 relate to the 2005, 2006 and 2007 performance periods, respectively. The total amount of stock-based compensation expense recognized for restricted stock and performance stock was $2.7 in 2005, $4.6 in 2004 and $2.0 in 2003. A summary of restricted stock and performance stock activity is as follows:

------------------------------------------------------------------------------------------------------------
                                                                  2005              2004              2003
------------------------------------------------------------------------------------------------------------
Outstanding awards - beginning of year                           210,401          230,580         297,655
New awards granted                                                53,345           65,204          80,731
Shares with restrictions lapsed(1)                               (54,006)         (15,159)        (13,739)
Restricted shares forfeited                                       (5,000)         (70,224)       (134,067)
-----------------------------------------------------------------------------------------------------------
Outstanding awards - end of year                                 204,740          210,401         230,580
-----------------------------------------------------------------------------------------------------------
Weighted average market value of new awards on award date         $47.92           $36.84          $26.93
-----------------------------------------------------------------------------------------------------------

(1) Shares with restrictions that lapsed in each period above include shares deferred by certain participants. We issued these participants equivalent deferred stock awards that will be distributed in the form of shares of common stock, generally following termination of employment.

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

The fair value of options granted before January 1, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      2004          2003
 --------------------------------------------------------
 Expected life (years)                 5.7           5.6
 Expected volatility                  46.6%         47.3%
 Expected dividend yield               1.0%            -
 Risk-free interest rate               3.4%          2.9%
 Weighted average fair
   value of options granted
   during the year                  $16.21        $12.69
  -------------------------------------------------------

For stock options granted after January 1, 2005, the fair value of each option award is estimated on the date of grant using a binomial-lattice option valuation model. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the year ended December 31, 2005 are noted in the following table:

                                          2005
------------------------------------------------
Expected life (years)                     5.8
Expected volatility                      38.5%
Expected dividend yield                  0.84%
Range of risk-free interest rate   2.1% - 4.2%
Weighted average
fair value per option
  granted during the year               $17.78
------------------------------------------------

16. PREFERRED STOCK

We are authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2005 and 2004.

As of December 17, 1993, we had issued to Cyanamid, a subsidiary of Wyeth, eight million shares of preferred stock in conjunction with our spin-off from Cyanamid. Through September, 2004, only 4,000 shares of Series C Cumulative Preferred Stock (the "Series C Stock") had remained outstanding. The Series C Stock, which had a redemption value of $25 per share, was redeemed on September 30, 2004 for $10.0 in cash. A charge to net earnings available to common stockholders of $9.9 was recorded as a premium paid to redeem preferred stock. The $10.0 payment was not tax deductible. We also settled a series of disputed matters with Wyeth at a cost of $2.0 which was recorded during 2004 in other income (expense), net. The Series C shares were subsequently retired. The Series C Stock had an annual dividend of $1.83 per share (7.32%).

17. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

SEGMENTS: We have restated segment information for all periods presented in order to reflect our current organizational structure as we announced in October 2005.

Cytec Performance Chemicals includes our water treatment chemicals, mining chemicals, phosphine and phosphorous specialties, polymer additives and specialty additives, urethanes, polyurethanes and pressure sensitive adhesives product lines. Cytec Surface Specialties includes low energy-cured (Radcure) resins, powder coating resins and liquid coating resins which includes various product lines such as water-borne resins and solvent based resins. Cytec Engineered Materials principally includes advanced composites and film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, acrylamide, sulfuric acid and melamine.

The accounting policies of the reportable segments are the same as those described in Note 1. All intersegment sales prices are cost based. We evaluate the performance of our operating segments primarily based on earnings from operations of the respective segment.

Following is selected information in relation to our continuing operations for the periods indicated:

                                   Cytec        Cytec        Cytec    Building
                                Performance   Surface     Engineered    Block      Total
                                 Chemicals   Specialties   Materials  Chemicals  Segments
==========================================================================================
------------------------------------------------------------------------------------------
2005
Net sales to external customers   $ 855.8     $ 1,244.1    $ 541.6     $ 284.2  $ 2,925.7
Intersegment net sales                5.6             -          -        85.3       90.9
                                  --------------------------------------------------------
Total net sales                     861.4       1,244.1      541.6       369.5    3,016.6
Earnings from operations             56.6          22.0      103.0         5.7      187.3
Percentage of sales                   6.6%          1.8%      19.0%        1.5%       6.2%
Total assets                        864.6       1,970.5      532.2       192.0    3,559.3
Capital expenditures                 46.2          27.9       19.3        10.9      104.3
Depreciation and amortization        38.0          58.6       11.0        24.4      132.0
------------------------------------------------------------------------------------------

2004
Net sales to external customers   $ 712.7     $   261.0    $ 487.0     $ 260.6  $ 1,721.3
Intersegment net sales                5.0             -          -        85.0       90.0
                                  --------------------------------------------------------
Total net sales                     717.7         261.0      487.0       345.6    1,811.3
Earnings from operations             57.5          28.7       83.4        15.6      185.2
Percentage of sales                   8.0%         11.0%      17.1%        4.5%      10.2%
Total assets                        713.0         165.0      515.4       189.7    1,583.1
Capital expenditures                 43.0          12.6       19.1        12.2       86.9
Depreciation and amortization        37.5          13.7       10.7        25.5       87.4
------------------------------------------------------------------------------------------

2003
Net sales to external customers   $ 623.6     $   228.4    $ 408.7     $ 211.1  $ 1,471.8
Intersegment net sales                  -             -          -        65.7       65.7
                                  --------------------------------------------------------
Total net sales                     623.6         228.4      408.7       276.8    1,537.5
Earnings from operations             35.7          23.7       66.0        21.9      147.3
Percentage of sales                   5.7%         10.4%      16.1%        7.9%       9.6%
Total assets                        612.9         214.6      478.9       197.5    1,503.9
Capital expenditures                 51.2          12.9       18.3        10.0       92.4
Depreciation and amortization        36.5          13.8       11.3        27.3       88.9
------------------------------------------------------------------------------------------

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

                                               2005        2004        2003
------------------------------------------------------------------------------
Net sales:
Net sales from segments                     $ 3,016.6   $ 1,811.3   $ 1,537.5
Elimination of intersegment revenue             (90.9)      (90.0)      (65.7)
------------------------------------------------------------------------------
Total consolidated net sales                $ 2,925.7   $ 1,721.3   $ 1,471.8
------------------------------------------------------------------------------
Earnings from operations:
Earnings from segments (1)                  $   187.3   $   185.2   $   147.4
Corporate unallocated (2)                       (26.8)      (17.5)       (3.3)
------------------------------------------------------------------------------
Total consolidated earnings from operations $   160.5   $   167.7   $   144.1
------------------------------------------------------------------------------
Total assets:
Assets from segments                        $ 3,559.3   $ 1,583.1
Other assets (3)                                251.2       668.5
------------------------------------------------------------------
Total consolidated assets                   $ 3,810.5   $ 2,251.6
================================================================================

(1) Includes $37.0 write-off of acquired in-process research and development costs and $20.8 representing the excess of the fair market value of the finished goods inventory of the acquired business over normal manufacturing costs (see Note 2).

(2) Includes $16.8 of restructuring charges in 2005 (see Note 3), and $8.0 in 2004 relating to the settlement of a class action law suit on behalf of purchasers of carbon fiber and other related matters (see Note 11).

(3) Includes cash and cash equivalents at December 31, 2005 and 2004 of $68.6 and $323.8, respectively.


OPERATIONS BY GEOGRAPHIC AREAS: Net sales to unaffiliated customers presented below are based upon the sales destination, which is consistent with how we manage our businesses. U.S. exports included in net sales are based upon the sales destination and represent direct sales of U.S. based entities to unaffiliated customers outside of the United States. Earnings from operations are also based upon destination and consist of total net sales less operating expenses. Identifiable assets are those assets used in our operations in each geographic area. Unallocated assets are primarily cash and cash equivalents, miscellaneous receivables, construction in progress and the fair values of derivatives.

------------------------------------------------------------------------------
                                               2005        2004        2003
------------------------------------------------------------------------------
Net Sales
   United States                            $ 1,095.3   $   802.4   $   719.7
   Other Americas                               257.4       188.0       151.6
   Asia / Pacific                               401.7       261.9       211.1
   Europe, Middle East and Africa             1,171.3       469.0       389.4
------------------------------------------------------------------------------
Total                                       $ 2,925.7   $ 1,721.3   $ 1,471.8
------------------------------------------------------------------------------
U.S. exports included in net sales above
   Other Americas                           $    82.1   $    70.7   $    47.8
   Asia / Pacific                                88.7       102.7        85.2
   Europe, Middle East and Africa                90.6        61.0        53.6
------------------------------------------------------------------------------
Total                                       $   261.4   $   234.4   $   186.6
------------------------------------------------------------------------------
Earnings from operations
   United States (1)                        $    17.4   $    69.7   $    58.3
   Other Americas                                48.7        31.2        27.3
   Asia / Pacific                                39.5        30.3        22.0
   Europe, Middle East and Africa                54.9        36.5        36.5
------------------------------------------------------------------------------
Total                                       $   160.5   $   167.7   $   144.1
==============================================================================
Identifiable assets
   United States                            $ 1,576.5   $ 1,001.9
   Other Americas                               183.6       148.1
   Asia and Pacific                             223.3        82.7
   Europe, Middle East and Africa             1,482.5       306.5
------------------------------------------------------------------
Total                                         3,465.9     1,539.2
------------------------------------------------------------------
Equity in net assets of and advances
 to associated companies                         20.3        85.5
Unallocated assets (2)                          324.3       626.9
------------------------------------------------------------------
Total assets                                $ 3,810.5   $ 2,251.6
==================================================================

(1) In 2005, includes a $37.0 write-off in of acquired in-process research and development costs,$20.8 representing the excess of the fair market value of the finished goods inventory of the acquired business over normal manufacturing costs (see Note 2), and $8.0 in 2004 relating to the settlement of a class action lawsuit in the U.S. on behalf of purchasers of carbon fiber and other related matters (see Note 11).

(2) Includes cash and cash equivalents at December 31, 2005 and 2004 of $68.6 and $323.8, respectively.

18.  RISKS AND UNCERTAINTIES

Our revenues are largely dependent on the continued operation of our various manufacturing facilities. There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies and potential terrorist attack. Our operations can be adversely affected by labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.

Our operations are also subject to various hazards incident to the production of industrial chemicals. These include the use, handling, processing, storage and transportation of certain hazardous materials. Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of our locations may result in Cytec being named as a defendant in lawsuits asserting potentially large claims.

We perform ongoing credit evaluations of our customers' financial condition and generally require no collateral from our customers. We are exposed to credit losses in the event of nonperformance by counterparties on derivative instruments. The counterparties to these transactions are major financial institutions, thus we consider the risk of default to be minimal. We typically do not require collateral or other security to support potential credit risk.

International operations are subject to various risks which may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. Currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which may be material. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting. This report includes an explanatory paragraph stating that management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, the internal control over financial reporting of the Surface Specialties business of UCB S.A. associated with total assets of $969 million as of December 31, 2005 and total revenues of $1,075 million for the year ended December 31, 2005.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2006

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cytec Industries Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired the Surface Specialties business of UCB S.A. ("Surface Specialties") during the year ended December 31, 2005. Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, Surface Specialties' internal control over financial reporting associated with total assets of $969 million, and total revenues of $1,075 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Surface Specialties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2006

QUARTERLY DATA (UNAUDITED)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)    1Q             2Q              3Q             4Q          YEAR
-------------------------------------------------------------------------------------------------------------------
2005
Net sales                                        $563.9          $813.4         $760.8         $787.6      $2,925.7
Gross profit (1)                                  123.6           174.3          161.2          152.9         612.0
Net earnings (loss)                                (6.5)           11.9           35.4           18.3          59.1
Basic net earnings (loss) per share (2)         $ (0.16)         $ 0.26         $ 0.77          $0.44      $   1.31
Diluted net earnings (loss) per share (2)       $ (0.16)         $ 0.25         $ 0.75          $0.43      $   1.27


2004
Net sales                                       $ 415.2          $422.0         $433.5         $450.6      $1,721.3
Gross profit (1)                                  105.1           110.4          101.1          101.6         418.2
Net earnings available to common
  stockholders                                     33.2            31.2           10.5           46.2         121.1
Basic net earnings available to common
 stockholders per share (2)                     $  0.85          $ 0.80         $ 0.27         $ 1.17      $   3.06
Diluted net earnings available to common
 stockholders per share (2)                     $  0.83          $ 0.77         $ 0.26         $ 1.13      $   2.96


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

ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal controls over financial reporting was carried out. Management excluded from its evaluation an assessment of the internal controls over financial reporting for the Surface Specialties business, as described below. Management's evaluation was based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal controls over financial reporting were effective as of December 31, 2005.

On February 28, 2005, we acquired Surface Specialties from UCB SA. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, Surface Specialties' internal controls over financial reporting. As of December 31, 2005, total assets associated with Surface Specialties were $969 million, representing 25% of our total assets. For the year ended December 31, 2005, total revenues associated with Surface Specialties were $1,075 million, representing 37% of our total revenue.

ATTESTATION REPORT

Management's assessment of the effectiveness of internal controls over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

There were no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005 identified in the above-referenced evaluations that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of Cytec. Each such person serves at the pleasure of the Board of Directors of Cytec.

Name                     Age         Positions

D. Lilley                59          Mr. Lilley is Chairman of the Board, President and Chief Executive Officer.  He was
                                     elected Chairman in January 1999 and President and Chief Executive Officer in May 1998,
                                     having previously served as President and Chief Operating Officer from January 1997.

J. P. Cronin             52          Mr. Cronin is Executive Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer from our inception in 1993 until he was elected an Executive Vice President in September 1996.

S. D. Fleming            47          Mr. Fleming has been President of Cytec Specialty Chemicals since October 2005. He was elected as an officer in September 2004. He previously served as President of Cytec
                                     Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than four years.

S. C. Speak              48          Mr. Speak was elected as an officer in September 2004.  He has been President of Cytec
                                     Engineered Materials since January 2002, having previously served as Vice President and
                                     General Manager, North America and Pacific Rim and other executive positions in Cytec
                                     Engineered Materials for more than two years.

W. N. Avrin              50          Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.

D. M. Drillock           48          Mr. Drillock was elected Vice President, Controller and Investor Relations in April
                                     2002.  He previously served as Controller for more than four years.

J. E. Marosits           53          Mr. Marosits was elected Vice President, Human Resources in July 2002.  For more than four years prior to that, he had been our Director, Human Resources for Building Block
                                     Chemicals and Corporate Manager, Labor Relations.

R. Smith                 47          Mr. Smith was elected Vice President, General Counsel and Secretary effective January 1,
                                     2002, having previously served as Assistant General Counsel for more than two years prior thereto.

T. P. Wozniak            52          Mr. Wozniak is Treasurer of Cytec and has held this position for more than five years.

We have a specific Code of Ethics which is applicable to our chief executive officer, our chief financial officer, our chief accounting officer and our controller. This code sets forth certain of our expectations, including that the officers will act with honesty and integrity, will avoid actual and apparent conflicts of interest, will comply with all applicable laws, will disclose information that is complete and understandable and will act in good faith and responsibly. The Code also requires the prompt reporting of violations to the Chair of the Audit Committee. A current copy of the Code is available on our website accessible at WWW.CYTEC.COM. We will disclose information regarding any amendment to the Code or any waiver from any of its provisions on the same website. There have never been any waivers granted regarding our Code.

The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of our definitive Proxy Statement for our 2006 Annual Meeting of Common Stockholders, dated March 20, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the "Executive Compensation," the "Employment and Severance Arrangements," the "Compensation under Retirement Plans," the "Compensation of Directors," the "Compensation and Management Development Committee Report," the "Equity Compensation Plan Information," and the "Performance Graph" sections of our definitive Proxy Statement for our 2006 Annual Meeting of Common Stockholders, dated March 20, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of our definitive Proxy Statement for our 2006 Annual Meeting of Common Stockholders, dated March 20, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of our definitive Proxy Statement for our 2006 Annual Meeting of Common Stockholders, dated March 20, 2006.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the "Fees Paid to the Auditors" section of our definitive Proxy Statement for our 2006 Annual Meeting of Common Stockholders, dated March 20, 2006.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) List of Financial Statements:

                  Cytec Industries Inc. and Subsidiaries Consolidated
                      Financial Statements (Refer to Item 8):

                  Consolidated Balance Sheets as of December 31, 2005 and 2004 Consolidated Statements of Income for the Years ended
                      December 31, 2005, 2004 and 2003
                  Consolidated Statements of Cash Flows for the Years ended
                      December 31, 2005, 2004 and 2003
                  Consolidated Statements of Stockholders' Equity for the Years
                      ended December 31, 2005, 2004 and 2003
                  Notes to Consolidated Financial Statements

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

         (a)(3)   Exhibits.

EXHIBIT
  NO.     DESCRIPTION
--------  -----------

3.1(a) Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Cytec's quarterly report on Form 10-Q for the quarter ended September 30, 1996).

3.1(b) Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Cytec's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

3.1(c) Conformed copy of the Cytec's certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Cytec's registration statement on Form S-8, registration number 333-45577).

3.2 By-laws, as amended through January 22, 2002 (incorporated by reference to Exhibit 3.2 to Cytec's annual report on Form 10-K for the year ended December 31, 2001).

4.1 Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Cytec's registration statement on Form 10).

4.2(a) Indenture, dated as of March 15, 1998 between the Cytec and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Cytec's current report on Form 8-K, dated March 18, 1998).

4.2(b) Supplemental Indenture, dated as of May 11, 1998 between the Cytec and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec's quarterly report on Form 10-Q for the quarter ended March 31, 1998).

4.3 6.75% Global Note due March 15, 2008 (incorporated by reference to Exhibit 4.3 of Cytec's current report on Form 8-K dated March 18, 1998).

4.4 Stockholder's Agreement dated as of February 28, 2005 between Cytec and UCB SA (incorporated by reference to Exhibit 99.1 of Cytec's current report on Form 8-K dated March 4, 2005).

4.5            4.60% Senior Note due 2013 (incorporated by reference to Exhibit
               4.2 to Cytec's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.6            5.500% Senior Note due 2010 (incorporated by reference to Exhibit
               4.1 to Cytec's current report on Form 8-K, dated October 4,
               2005).

4.7            6.000% Senior Note due 2015 (incorporated by reference to Exhibit
               4.2 to Cytec's current report on Form 8-K, dated October 4,
               2005).

10.1(a) Five Year Term Loan Agreement dated as of February 15, 2005, among the Cytec, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager ("Term Agreement") (incorporated by reference to exhibit 99.2 to Cytec's current report on Form 8-K dated February 15, 2005).

10.1(b)        Letter Amendment No. 1 to Term Agreement dated as of March 1,
               2005.

10.1(c)        Letter Amendment No. 2 to Term Agreement dated as of November 11,
               2005.

10.1(d)        Letter Amendment No. 3 to Term Loan Agreement dated December 31,
               2005.

10.1(e) Five Year Credit Agreement dated as of February 15, 2005, among the Cytec, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager ("Credit
               Agreement")(incorporated by reference to exhibit 99.3 to Cytec's current report on form 8-K dated February 15, 2005).

10.1(f)        Letter Amendment No. 1 to Credit Agreement dated as of November
               18, 2005.

10.1(g)        Letter Amendment No. 2 to Credit Agreement dated as of December
               31, 2005.

10.2 Executive Compensation Plans and Arrangements (incorporated by reference to exhibit 10.12 to Cytec's annual report on Form 10-K for the year ended December 31, 2003).

10.2(a)        1993 Stock Award and Incentive Plan, as amended through January
               1, 2006.

10.2(b) Form of Performance Stock Award/Performance Cash Award Grant Letter (incorporated by reference to exhibit 10.12(b) to Cytec's annual report on Form 10-K for the year ended December 31, 1999).

10.2(c) Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 20, 2003 (incorporated by reference to exhibit 10.12(c) to Cytec's Annual Report on Form 10-K for the year ended December 31, 2002).

10.2(d)(i)     Form of Stock Option Grant Letter (incorporated by reference to exhibit 10.13(d) of Cytec's annual report on Form 10-K for the year ended December 31, 1998).

10.2(d)(ii)    Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 through January 19, 2004 (incorporated by reference to Exhibit 10.12(d)(ii) to Cytec's annual report on Form 10-K for the year ended December 31, 2001).

10.2(d)(iii)   Form of Stock Option Grant Letter used for grants to officers from January 21, 2004 through February 8, 2006 (incorporated by reference to exhibit 10.12 to Cytec's annual report on Form 10-K for the year ended December 31, 2003).

10.2(d)(iv)    Form of Performance Stock Award Grant Letter used for grants to officers from January 21, 2004 (incorporated by reference to exhibit 10.12 to Cytec's annual report on Form 10-K for the year ended December 31, 2003).

10.2(d)(v)     Form of common stock settled Stock Appreciation Rights ("SARs")
               Award letter used for grants to officers from February 9, 2006.

10.2(d)(vi)    Form of Performance Cash Award letter used for grants to officers from February 9, 2006.

10.2(e) Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Cytec's annual report on Form 10-K for the year ended December 31, 1996).

10.2(f) Executive Income Continuity Plan, as amended through September 12, 2003 (incorporated by reference to exhibit 10.12(f) to Cytec's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.2(g) Key Manager Income Continuity Plan, as amended through September 12, 2003 (incorporated by reference to exhibit 10.12(g) to Cytec's quarterly report on Form 10-Q for the quarter ended September 30, 2003).

10.2(h) Employee Income Continuity Plan, as amended through September 12, 2003 (incorporated by reference to exhibit 10.12(h) to Cytec's quarterly report on Form 10-Q for the quarter ended September 30,
               2003).

10.2(i) Cytec Excess Retirement Benefit Plan, as amended through May 11, 2000 (incorporated by reference to exhibit 10.12(j) to Cytec's quarterly report on Form 10-Q for the quarter ended June 30,
               2000).

10.2(j) Cytec Supplemental Employees Retirement Plan, as amended through April 13, 2000 (incorporated by reference to exhibit 10.12(k) to Cytec's quarterly report on Form 10-Q for the quarter ended June 30, 2000).

10.2(k) Cytec Executive Supplemental Employees Retirement Plan, as amended through October 14, 1999 (incorporated by reference to exhibit 10.13(k) to Cytec's quarterly report on Form 10-Q for the quarter ended September 30, 1999).

10.2(l) Cytec Compensation Tax Equalization Plan (incorporated by reference to exhibit 10(G) to Cytec's quarterly report on Form 10-Q for the quarter ended September 30, 1994).

10.2(m) Cytec Supplemental Savings and Profit Sharing Plan, as amended and restated through July 22, 2003 (incorporated by reference to exhibit 4.4 to Cytec's Registration Statement on Form S-8, registration number 333-107221).

10.2(n) Amended and Restated Trust Agreement effective as of December 15, 1994 between the Cytec and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Cytec's annual report on Form 10-K for the year ended December 31, 1999).

10.2(o) Deferred Compensation Plan as amended through December 9, 2002 (incorporated by reference to exhibit 10.12(o) to Cytec's annual report on Form 10-K for the year ended December 31, 2002).

10.2(p)        Rule No. 4 under 1993 Stock Award and Incentive Plan as amended.

10.3           Relocation Agreement for Shane Fleming dated December 11, 2005.

10.4           Restricted Stock Award Agreement for James P. Cronin dated March
               1, 2005.

10.5           Restricted Stock Award Agreement for William N. Avrin dated March
               1, 2005.

10.6 Settlement Agreement by and between Cytec Surface Specialties NV and Benoit Van Assche dated November 30, 2005.

10.7 Employment Agreement by and between Benoit Van Assche and UCB dated June 29, 1998.

10.8 Supplementary Pension for Collective Life Management Code for Cytec Surface Specialities NV dated November 24, 2005.

10.9 Group Insurance Precautionary Plan for Cytec Surface Specialities NV dated August 8, 2005.

12             Computation of Ratio of Earnings to Fixed Charges.

21             Subsidiaries of the Company.

23             Consent of KPMG LLP.

24(a-i)        Powers of Attorney of J. E. Akitt, C.A. Davis, A.G. Fernandes, L.
               L. Hoynes, Jr., B. C. Johnson, W. P. Powell, J. R. Satrum, R. P. Sharpe and J. R. Stanley.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                  CYTEC INDUSTRIES INC.
                                  (Registrant)



DATE:  February 28, 2006          By:  /S/ DAVID LILLEY
                                       ----------------
                                       D. Lilley
                                       Chairman, President and
                                       Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


DATE:  February 28, 2006              /S/ DAVID LILLEY
                                      ---------------------------------------
                                      D. Lilley
                                      Chairman, President and Chief Executive
                                      Officer



DATE:  February 28, 2006              /S/ J. P. CRONIN
                                      ---------------------------------
                                      J. P. Cronin, Executive Vice President,
                                      Chief Financial and Accounting Officer
     *
     -----------------------------------
     J. E. Akitt, Director

     *
     -----------------------------------
     C.A. Davis, Director

     *
     -----------------------------------
     A.G. Fernandes, Director

     *
     -----------------------------------
     L. L. Hoynes, Jr., Director
                                                      *By: /S/R. SMITH
                                                      ---------------------
                                                      Attorney-in-Fact
     *
     -----------------------------------
     B. C. Johnson, Director

     *
     -----------------------------------
     W. P. Powell, Director

     *
     -----------------------------------
     J. R. Satrum, Director

     *
     -----------------------------------
     R. P. Sharpe, Director

     *
     -----------------------------------
     J. R. Stanley, Director


DATE: February 28, 2006


                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                  (in millions)

                                                        ADDITIONS OR
                                                        (DEDUCTIONS)
                                                         CHARGED OR
                                   BALANCE               (CREDITED)          OTHER ADDITIONS       BALANCE
DESCRIPTION                       12/31/2004             TO EXPENSES         OR (DEDUCTIONS)     12/31/2005
-----------                       ----------             -----------         ---------------     ----------
Reserves deducted from related assets:
   Doubtful accounts
   receivable                    $     6.7               $    0.9               $     0.2  (1)   $      7.8
   Deferred tax asset
   valuation allowance           $    12.2               $    2.2               $     8.8  (2)   $     23.2
Environmental accruals           $    70.7               $    1.7               $    30.5  (3)   $    102.9
(1) Principally bad debts written off, less recoveries.
(2) Primarily attributable to the Surface Specialties acquisition.
(3) Environmental remediation spending net of $6.6, $(3.1) currency exchange and
$40.2 related to the Surface Specialties acquisition.


                                                        ADDITIONS OR
                                                        (DEDUCTIONS)
                                                         CHARGED OR
                                   BALANCE               (CREDITED)          OTHER ADDITIONS       BALANCE
DESCRIPTION                       12/31/2003             TO EXPENSES         OR (DEDUCTIONS)     12/31/2004
-----------                       ----------             -----------         ---------------     ----------
Reserves deducted from
   related assets:
   Doubtful accounts
   receivable                  $     7.6              $     0.4             $    (l.3)  (1)      $      6.7
   Deferred tax asset
   valuation allowance         $     4.6                      -             $     7.6   (2)      $     12.2
Environmental accruals         $    79.6              $    (0.1)            $    (8.8)  (3)      $     70.7
(1) Principally bad debts written off, less recoveries.
(2) Primarily attributable to U. S. state income tax net operating loss and credit carryforwards.
(3) Environmental remediation spending, net of $0.6 currency exchange.

                                                       ADDITIONS OR
                                                       (DEDUCTIONS)
                                                        CHARGED OR
                                   BALANCE              (CREDITED)           OTHER ADDITIONS      BALANCE
DESCRIPTION                       12/31/2002            TO EXPENSES          OR (DEDUCTIONS)     12/31/2003
-----------                       ----------            -----------          ---------------     ----------
Reserves deducted from
   related assets:
   Doubtful accounts
   receivable                    $    8.8              $     0.2             $    (l.4)   (1)    $      7.6
   Deferred tax asset
   valuation allowance                  -                      -             $     4.6    (2)    $      4.6
Environmental accruals           $   83.7              $     1.8             $    (5.9)   (3)    $     79.6
Total investments, advances
   and other assets
                                 $   17.0                      -             $   (17.0)  (4)    $        -

(1)            Principally bad debts written off, less recoveries.

(2) Attributable to U. S. state income tax net operating loss carryforwards.

(3) Environmental remediation spending of $9.3, net of $1.7 currency exchange and $1.7 for the gross up of a certain liability and related receivable.

(4) Liquidation of associated company and write-off of preferred stock of company in bankruptcy both of which were fully reserved.