Form 10-Q
period 2006-03-31
CYTEC INDUSTRIES INC/DE/
filed 2006-05-03
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006


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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|    Accelerated filer |_|   Non-accelerated filer |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 47,137,467 shares of common stock outstanding at April 26, 2006.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


Page Part I - Financial Information

        Item 1.         Consolidated Financial Statements                      3
                        Consolidated Statements of Operations                  3
                        Consolidated Balance Sheets                            4
                        Consolidated Statements of Cash Flows                  5
                        Notes to Consolidated Financial Statements             6
        Item 2.         Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   19
        Item 3.         Quantitative and Qualitative Disclosures
                        About Market Risk                                     25

        Item 4.         Controls and Procedures                               26

Part II - Other Information

        Item 1.         Legal Proceedings                                     27
        Item 6.         Exhibits                                              28

Signature                                                                     29
Exhibit Index                                                                 30

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                                    ---------------------------
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       2006              2005
---------------------------------------------------------------------------------------------------------------

Net sales                                                                              $ 819.4        $ 563.9
Manufacturing cost of sales                                                              645.9          440.3
Selling and technical services                                                            52.8           44.7
Research and process development                                                          18.8           13.0
Administrative and general                                                                24.9           17.8
Amortization of acquisition intangibles                                                    8.8            4.0
Write-off of acquired in-process research and development                                    -           37.0
---------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                  68.2            7.1
Other income (expense), net                                                               (0.8)         (20.4)
Equity in earnings of associated companies                                                 0.8            2.1
Interest expense, net                                                                     14.5            9.5
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes and
  cumulative effect of accounting change                                                  53.7          (20.7)
Income tax provision (benefit)                                                            14.5          (13.7)
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before cumulative
  effect of accounting change                                                             39.2           (7.0)
Cumulative effect of accounting change (net of income tax benefit of $0.7)                (1.2)             -
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                                38.0           (7.0)
Earnings from discontinued operations (net of income tax provision of $0.7)                  -            0.5
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                      $38.0         $ (6.5)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before cumulative effect of
  accounting change                                                                      $0.84         $(0.17)
Cumulative effect of accounting change, net of taxes                                     (0.03)            -
Earnings from discontinued operations, net of taxes                                          -           0.01
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                      $0.81         $(0.16)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before cumulative
  effect of accounting change                                                            $0.82         $(0.17)
Cumulative effect of accounting change, net of taxes                                     (0.03)             -
Earnings from discontinued operations, net of taxes                                          -           0.01
---------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                      $0.79         $(0.16)
---------------------------------------------------------------------------------------------------------------

Dividends per common share                                                               $0.10         $ 0.10
===============================================================================================================

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                                     ----------------------------------
                                                                                         March 31,        December 31,
                                                                                           2006              2005
-----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                             $    47.8          $   68.6
  Trade accounts receivable, less allowance for doubtful accounts of
   $7.2 and $7.8 at March 31, 2006 and December 31, 2005, respectively                      519.3             493.8
  Due from related party                                                                     10.1               8.0
  Other accounts receivable                                                                  71.3              65.9
  Inventories                                                                               442.7             424.7
  Deferred income taxes                                                                      13.2              12.2
  Other current assets                                                                       26.9              31.4
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      1,131.3           1,104.6
-----------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                           21.0              20.3

Plants, equipment and facilities, at cost                                                 2,091.2           2,064.3
  Less: accumulated depreciation                                                         (1,018.5)           (988.8)
-----------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                               1,072.7           1,075.5
-----------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
 $60.7 and $51.0 at March 31, 2006 and December 31, 2005, respectively                      491.2             491.5
Goodwill                                                                                  1,022.0           1,012.2
Other assets                                                                                103.9             106.4
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $ 3,842.1          $3,810.5
=======================================================================================================================

Liabilities
Current liabilities
  Accounts payable                                                                      $   291.3          $  278.6
  Short-term borrowings                                                                      33.3              34.3
  Current maturities of long-term debt                                                        8.0              51.2
  Accrued expenses                                                                          193.9             218.3
  Income taxes payable                                                                       43.4              43.5
-----------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                            569.9             625.9
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                            1,224.6           1,225.5
Pension and other postretirement benefit liabilities                                        434.7             432.5
Other noncurrent liabilities                                                                235.6             224.4
Deferred income taxes                                                                        56.4              64.1

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
 issued 48,132,640 shares                                                                     0.5               0.5
Additional paid-in capital                                                                  244.3             235.6
Retained earnings                                                                         1,183.0           1,149.7
Unearned compensation                                                                           -              (2.5)
Accumulated other comprehensive income (loss):
  Minimum pension liability                                                                (115.0)           (115.0)
  Unrealized net gains on cash flow hedges                                                    1.1               0.4
  Accumulated translation adjustments                                                        41.4              27.6
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (72.5)            (87.0)
Treasury stock, at cost, 1,089,883 shares in 2006 and 1,833,812 shares in 2005              (34.4)            (58.2)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                1,320.9           1,238.1
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                              $ 3,842.1          $3,810.5
=======================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                                      -------------------------
                                                                                         Three Months Ended
                                                                                             March 31,
---------------------------------------------------------------------------------------------------------------
                                                                                           2006         2005
---------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings (loss)                                                                   $    38.0      $   (6.5)
Earnings from discontinued operations, net of taxes                                           -           0.5
---------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations                                                 38.0          (7.0)
Noncash items included in net earnings from continuing operations:
  Depreciation                                                                             27.9          23.3
  Amortization                                                                             10.9           4.2
  Share-based compensation                                                                  2.9           0.9
  Deferred income taxes                                                                    (0.9)         (8.2)
  Write-off of acquired in-process research and development                                   -          37.0
  Amortization of write-up to fair value of finished goods purchased in acquisition           -          10.5
  Gain on sale of assets                                                                      -          (1.0)
  Cumulative effect of accounting change, net of taxes                                      1.2             -
  Other                                                                                     3.1          (2.1)
Changes in operating assets and liabilities (excluding effects of 2005 acquisition):
  Trade accounts receivable                                                               (19.1)         (5.4)
  Other receivables                                                                        (7.5)          4.4
  Inventories                                                                             (13.2)        (31.7)
  Other assets                                                                             (4.8)          0.5
  Accounts payable                                                                          9.4          (7.8)
  Accrued expenses                                                                        (27.7)        (13.8)
  Income taxes payable                                                                     (1.9)        (24.4)
  Other liabilities                                                                         2.6         (11.1)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities of continuing operations               20.9         (31.7)
Net cash provided by operating activities of discontinued operations                          -           1.1
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                        20.9         (30.6)
---------------------------------------------------------------------------------------------------------------
Cash flows (used in) investing activities
  Acquisition of business, net of cash received                                            (0.5)     (1,501.1)
  Additions to plants, equipment and facilities                                           (16.3)        (17.1)
  Proceeds received on sale of assets                                                         -           1.4
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (16.8)     (1,516.8)
---------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from long-term debt                                                             23.0         725.0
  Payments on long-term debt                                                              (75.3)            -
  Change in short-term borrowings                                                          (1.0)        581.9
  Cash dividends                                                                           (4.7)         (4.0)
  Proceeds from the exercise of stock options and warrants                                 26.4           8.8
  Deferred financing costs                                                                    -          (4.7)
  Excess tax benefits from share-based payment arrangements                                 6.4             -
  Other                                                                                    (0.6)         (1.0)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       (25.8)      1,306.0
---------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                0.9          (5.7)
---------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                     (20.8)       (247.1)
Cash and cash equivalents, beginning of period                                             68.6         323.8
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $   47.8      $   76.7
===============================================================================================================

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2005 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company", "Cytec", "we", "us" and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

Certain reclassifications have been made to the prior year's financial statements in order to conform to the current year's presentation.


2. ACQUISITION AND RELATED EVENTS

On February 28, 2005, we acquired the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") for cash and stock valued at $1,799.7, of which $1,508.9 ((euro)1,138.5 at 1.325 U.S. dollar per euro) was paid in cash and the balance was paid in 5,772,857 shares of Cytec common stock ($290.8 at $50.37 per Cytec share). During September 2005, we received $25.4 from UCB representing a reduction of the purchase price for finalization of working capital amounts as of the acquisition date. After considering the final working capital adjustment and transaction costs incurred of $15.3, the acquisition was valued at $1,789.6. The acquisition complemented our existing product lines by significantly increasing our product offering to the coatings and additives industries including the general industrial, automotive, architectural, plastic, graphic arts and wood sectors.

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

Pursuant to regulatory approvals, we were required to divest the Surface Specialties amino resins ("SSAR") product line. On August 31, 2005, we sold SSAR to affiliates of INEOS Group Limited ("INEOS") for cash consideration of
(euro)64.0 ($78.2 at 1.22 U.S. dollar per euro). In the fourth quarter of 2005 we paid $1.6 to INEOS representing a reduction of the selling price for final working capital adjustments as of the acquisition date. After considering the final working capital adjustment, the sale was valued at $76.6 ($72.8 net of disposition related expenses of $3.8). From acquisition through the date of sale, SSAR was classified as a discontinued operation. Revenues of SSAR were $74.3 for the six months ended August 31, 2005 (acquisition through date of sale). The net proceeds realized from the divestiture of SSAR were used to reduce acquisition related debt.

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

The impact on earnings for the three months ended March 31, 2005 of the mark to market adjustments on these swaps and forward contracts was a net pre-tax expense of $20.0 and was recorded in other income (expense), net.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. We have now completed the purchase price allocation.


--------------------------------------------------------------------------------
Cash                                                                    $ 34.6
Current deferred tax assets                                               28.3
Other current assets                                                     533.1
Assets of discontinued operations held for sale                           91.8
Property, plant and equipment                                            447.9
Goodwill                                                                 725.7
Acquired intangible assets                                               490.4
Acquired in-process research and development                              37.0
Other assets                                                              31.7
--------------------------------------------------------------------------------
Total assets acquired                                                 $2,420.5
================================================================================
Current liabilities                                                      285.3
Liabilities of discontinued operations held for sale                      26.5
Long-term deferred tax liabilities                                       181.9
Long-term debt                                                             9.9
Other long-term liabilities                                              127.3
--------------------------------------------------------------------------------
Total liabilities assumed                                                630.9
--------------------------------------------------------------------------------
Net assets acquired                                                   $1,789.6
================================================================================

The $725.7 of goodwill is not tax deductible and, $38.0 was allocated to our Cytec Performance Chemicals segment and $687.7 was allocated to our Cytec Surface Specialties segment. Included in acquired intangible assets is $45.7 relating to certain trade names which have indefinite useful lives. The remaining intangibles that were acquired were assigned to customer-related ($382.6), marketing-related ($50.8) and technology-related intangibles ($11.3), and are being amortized over periods of 10 to 15 years. Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

Following are the unaudited pro forma combined results of operations for the quarter ended March 31, 2005 as if Cytec and Surface Specialties had been combined and the sale of SSAR had been completed as of January 1, 2005. Additionally, the write-off of in-process research and development costs and the cost of sales effects of the inventory valuation adjustments were excluded from the 2005 amounts as they are considered non-recurring charges. The pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of our common stock to UCB in connection with the acquisition; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after-tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the valuation report; amortization of deferred financing costs; and the tax effects of each of these items.

        ----------------------------------------------------------------
                                                           Three Months
                                                               Ended
                                                          March 31, 2005
        ----------------------------------------------------------------
        Revenues                                                 $ 788.7
        Net earnings                                             $  39.8

        Net earnings per common share:
          Basic                                                  $  0.87
          Diluted                                                $  0.84
        ================================================================

Amounts related to the Surface Specialties acquisition in this footnote include all adjustments to date and may differ from the amounts included in the consolidated financial statements in Form 10-Q as of and for the three months ended March 31, 2005 which were based on the preliminary purchase price allocation.

3. DISCONTINUED OPERATIONS

Pursuant to regulatory approvals, we were required to divest SSAR and we completed the sale of this business on August 31, 2005. SSAR develops and manufactures amino resins for use in various industries. SSAR has assets and liabilities that are located primarily in the U.S., Canada and Germany.

A summary of the operating results of SSAR for the one-month period ended March 31, 2005, which was included in the results of discontinued operations for three-months ended March 31, 2005, is as follows:

        Revenues                                                  $ 14.0
        ================================================================
        Earnings before income taxes                              $  1.2
        Income tax expense                                           0.7
        ----------------------------------------------------------------
        Earnings from discontinued operations                     $  0.5
        ================================================================


4. RESTRUCTURING OF OPERATIONS

In the first quarter of 2006, we recorded a restructuring charge of $1.7, which related to the elimination of 19 positions related to our Specialty Chemicals segments. The restructuring costs were all severance related and were charged to expense as follows: manufacturing cost of sales $0.4, selling and technical services $0.5, research and process development $0.7 and administrative and general $0.1. These costs were not recorded in the operating results of the respective business segment as they were included in our corporate unallocated operating results.

A summary of the 2006 restructuring charge is outlined in the table below:

        ----------------------------------------------------------------
                                                        Cytec Specialty
                                                            Chemicals
        ----------------------------------------------------------------
        2006 charges                                            $1.7
        Cash payments                                           (0.2)
        ----------------------------------------------------------------
        Balance at
        March 31, 2006                                          $1.5
        ================================================================


In 2005, we recorded aggregate restructuring charges of $16.8, which related to the elimination of 136 positions worldwide. Of the total of 136 positions, 22 related to our Cytec Engineered Materials segment and 114 related to our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales, $5.0; selling and technical services, $3.7; research and process development, $0.8; and administrative and general, $7.3. These costs were not recorded in the operating results of the respective business segment as they were included in our corporate unallocated operating results. In the first quarter of 2006 we reduced this restructuring accrual by $1.3 primarily due to incurring less costs than originally estimated as a result of fewer than expected personnel reductions primarily due to attrition without severance and to personnel filling other open positions. The reduction was credited to expense as follows: manufacturing cost of sales, $1.0: selling and technical services, $0.2: research and process development, $0.1.

A summary of the 2005 restructuring charges is outlined in the table below:

--------------------------------------------------------------------------------
                                            Cytec
                                         Engineered    Cytec Specialty
                                          Materials       Chemicals       Total
--------------------------------------------------------------------------------
2005 charges                              $  1.6           $ 15.2        $ 16.8
Cash payments                                  -             (6.3)         (6.3)
--------------------------------------------------------------------------------
Balance at December 31, 2005              $  1.6           $  8.9        $ 10.5
Reduction in estimated costs                   -             (1.3)         (1.3)
Cash payments                               (0.4)            (2.1)         (2.5)
--------------------------------------------------------------------------------
Balance at March 31, 2006                 $  1.2           $  5.5        $  6.7
================================================================================

Cash payments related to the above restructurings are expected to be substantially completed in 2006 except for certain long-term severance payments.

5. SHARE-BASED COMPENSATION

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees.

On January 1, 2006, we adopted SFAS 123R using the modified prospective method. Under this method, we are required to record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. Results for prior periods have not been restated. We previously accounted for our share-based compensation under the recognition and measurement principle of APB No. 25 and related Interpretations. Prior to the SFAS 123R adoption, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to the SFAS 123R adoption, compensation cost for restricted ("non-vested") stock was recorded based on the market value on the date of grant, and compensation cost for performance stock was recorded based on the market price of our common stock at the end of each period through the date of vesting. Compensation cost for non-vested and performance stock was charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Stock appreciation rights payable in cash ("cash-settled SARS") were accounted for as liabilities under APB 25. Compensation cost for cash-settled SARS was recognized over the vesting period and through the life of the award based on changes in the market price of our common stock over the market price at the grant date.

As a result of the adoption of SFAS 123R, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") to Manufacturing cost of sales, Selling and technical services, Research and process development, and Administrative and general of $0.3, $0.5, $0.1, and $1.7, respectively, for a total of $2.6 to 2006 first quarter earnings from operations. The effect on net earnings, cash provided from operating activities, and cash provided for financing activities were $1.7, $(6.4), and $6.4 respectively. The effect on basic and diluted earnings per share was a reduction of $0.04. With the adoption of SFAS 123R, compensation cost for non-vested and performance stocks is credited to additional paid-in capital for the three months ended March 31, 2006. The compensation cost for performance stock is recorded based on the market value on the original date of grant, and not based on the price of our common stock at the end of each reporting period as formerly was required under APB No. 25. Compensation cost for cash-settled SARS is recognized based on the fair value of the award at the end of each period through the date of vesting, also a change from APB No. 25. SFAS 123R requires that we estimate a forfeiture rate to all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Prior to the SFAS 123R adoption, forfeitures were recorded as they occurred. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.6 and a non-cash credit of $0.4 for cash-settled SARS (as a result of the new requirement to record expense at fair value) and non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net charge of $1.2, net of a tax benefit of $0.7. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.03. In addition, the unearned stock compensation cost at the adoption date of $3.1 relating to previous grants of non-vested and performance stocks was offset against additional paid-in capital.

The following table illustrates the effect on the net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to all share-based employee compensation for the three months ended March 31, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered period expenses in the pro forma amounts below:

--------------------------------------------------------------------------------
Net earnings, as reported                                               $(6.5)
Add :
   Share-based employee compensation expense
    included in reported net earnings, net of
    related tax effects                                                   0.5

Deduct:
   Total share-based employee compensation expense
    determined under fair value based method for all
    awards, net of related tax effects                                    1.9
--------------------------------------------------------------------------------
Pro forma net earnings                                                  $(7.9)
================================================================================

Net earnings per share:
Basic, as reported                                                     $(0.16)
Basic, pro forma                                                        (0.19)

Diluted, as reported                                                   $(0.16)
Diluted, pro forma                                                      (0.19)
--------------------------------------------------------------------------------

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield rate, and risk free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the quarters ended March 31, 2006, and 2005 are noted in the following table:

        --------------------------------------------------------------------
                                                    2006           2005
        --------------------------------------------------------------------
        Expected life (years)                        5.7            5.8
        Expected volatility                         37.6%          38.5%
        Expected dividend yield                     0.81%          0.84%
        Range of risk-free interest rate        4.4% - 4.7%    2.1% - 4.2%
        Weighted-average fair value per option    $18.86         $17.78
        ====================================================================

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our long-term historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance shares), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2006, there are approximately 6,146,000 shares reserved for issuance under the 1993 Plan.

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS at 100% of the market price on the date the grant. Options and stock-settled SARS are generally exercisable in cumulative installments of 33 1/(3)% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2006 is presented below.

                                                                             Weighted
                                                           Weighted          Average
                                                            Average          Remaining        Aggregate
                                         Number of          Exercise        Contractual       Intrinsic
                                           Shares            Price          Life (Years)         Value
--------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006           5,137,923          $32.79
                       Granted             643,300           49.49
                     Exercised            (802,541)          32.32
                     Forfeited             (18,311)          36.14
Outstanding at  March 31, 2006           4,960,371          $35.02             5.7              $124.0
--------------------------------------------------------------------------------------------------------
Exercisable at  March 31, 2006           3,775,185          $31.30             4.5              $108.4
--------------------------------------------------------------------------------------------------------

                                                             Weighted
                                                              Average
                                           Number of        Grant Date
                                             Shares         Fair Value
        -----------------------------------------------------------------
        Nonvested at January 1, 2006      1,101,746           $13.49
                             Granted        643,300            18.86
                              Vested       (552,913)           15.15
                           Forfeited         (6,947)           17.40
        -----------------------------------------------------------------
        Nonvested at  March 31, 2006      1,185,186           $18.09
        -----------------------------------------------------------------

During the three months ended March 31, 2006, we granted 643,300 shares of stock-settled SARS and did not grant any stock options. We did not grant any stock-settled SARS before 2006. The weighted-average grant-date fair value of the stock-settled SARS granted during the three months ended March 31, 2006 was $18.86 per share, which are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $17.2. Treasury shares have been utilized and reissued upon stock option exercises. The total fair value of stock options vested during the three months ended March 31, 2006 was $8.4.

As of March 31, 2006, there was approximately $16.7 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 2.0 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of March 31, 2006 was approximately $0.3.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Cash received and the tax benefit realized from stock options exercised were $26.4 and $6.4 for the three months ended March 31, 2006 and $8.8 and $3.1 for the three months ended March 31, 2005, respectively. Cash used to settle cash-settled SARS was $0.2.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2004 and 2005 relate to the 2006 and 2007 performance periods, respectively. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended March 31, 2006 and 2005 was $0.3 and $0.9, respectively.

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

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards" (" FSP 123R- 3"). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool ("APIC Pool") of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. We may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. We are evaluating the impact of the adoption of this FSP in connection with our adoption of SFAS No. 123R.

6. EARNINGS (LOSS) PER SHARE (EPS)

Basic earnings (loss) per common share excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed for the three months ended March 31, 2006 by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise. For the quarter ended March 31, 2006, all per share calculations are performed using the same denominator utilized in calculating earnings per share from continuing operations.

The following shows the reconciliation of weighted-average shares:

================================================================================
                                                          Three Months Ended
                                                               March 31,
--------------------------------------------------------------------------------
                                                         2006            2005
--------------------------------------------------------------------------------

Weighted-average shares outstanding:                  46,913,744     42,118,580
Effect of dilutive shares:
    Options                                               67,986              -*
    Performance/Non-vested Stock                       1,079,620              -*
--------------------------------------------------------------------------------
Adjusted average shares outstanding                   48,061,350     42,118,580
================================================================================

* As of March 31, 2005, 5,488,205 stock options and 180,053 of performance and non-vested shares were outstanding and excluded from the loss per share calculations as they were anti-dilutive.

7. INVENTORIES

Inventories consisted of the following:

        -----------------------------------------------------------
                                            March 31,  December 31,
                                              2006        2005
        -----------------------------------------------------------
        Finished goods                       $294.5        $ 288.4
        Work in process                        34.6           26.3
        Raw materials & supplies              113.6          110.0
        -----------------------------------------------------------
        Total inventories                    $442.7        $ 424.7
        ===========================================================

8. ASSOCIATED COMPANY AND MINORITY INTERESTS

Upon acquisition of Surface Specialties, we acquired a 50% ownership interest in SK Cytec Co., Ltd., a joint venture that manufacturers and sells similar products to those sold by Surface Specialties. The operations of SK Cytec Co., Ltd. are not material to the operations of the Company.

Upon acquisition of Surface Specialties, Cytec also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and amount to $0.2 and $0.1 for the three months ended March 31, 2006 and 2005 respectively. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and total $1.6 and $1.7 as of March 31, 2006 and 2005, respectively.

9. DEBT

Long-term debt, including the current portion, consisted of the following:

============================================================================================================
                                                            March 31, 2006               December 31, 2005
------------------------------------------------------------------------------------------------------------
                                                                        Carrying                    Carrying
                                                           Face           Value         Face          Value
------------------------------------------------------------------------------------------------------------
Five-Year Term Loan Due February 14, 2010             $   406.0           406.0     $   461.2      $   461.2
6.75% Notes Due March 15, 2008                            100.0            98.9         100.0           98.8
5.5% Notes Due October 1, 2010                            250.0           249.7         250.0          249.6
4.6% Notes Due July 1, 2013                               200.0           201.6         200.0          201.7
6.0% Notes Due October 1, 2015                            250.0           249.4         250.0          249.4
Other                                                      27.0            27.0          16.0           16.0
------------------------------------------------------------------------------------------------------------
                                                      $ 1,233.0         1,232.6     $ 1,277.2      $ 1,276.7
Less: Current maturities                                    8.0             8.0          51.2           51.2
------------------------------------------------------------------------------------------------------------
Long-term debt                                        $ 1,225.0         1,224.6     $ 1,226.0      $ 1,225.5
============================================================================================================

The five-year term loan requires a payment of the lesser of $72.5 or the then outstanding balance each December through 2008 with a final payment due February 2010. As of March 31, 2006 we have prepaid the $72.5 due in December 2006 and $21.0 of the $72.5 due in December 2007. We also have a $350.0 unsecured five-year revolving credit agreement. Borrowings against this facility totaled $12.0 at March 31, 2006. The facilities contain covenants that are customary for such facilities.

The weighted-average interest rate on our debt was 4.64% and 3.79% for the quarters ended March 31, 2006 and 2005, respectively.


10. CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2006 and December 31, 2005, the aggregate environmental related accruals were $103.2 and $102.9, respectively. As of March 31, 2006 and December 31, 2005, $7.5 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2006 and 2005 was $0.7 and $1.2, respectively.

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

These accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties or if we are named in a new matter and determine that an accrual needs to be provided or if we determine that we are not liable and no longer require an accrual.

A further discussion of environmental matters can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of March 31, 2006 and December 31, 2005, the aggregate self-insured and insured contingent liability was $65.5 and $65.8, respectively, and the related insurance recovery receivable related to the liability as well as claims for past payments was $38.1 at March 31, 2006 and $37.7 at December 31, 2005. The asbestos liability included in the above amounts at March 31, 2006 and December 31, 2005 was $47.7 and $47.8, respectively, and the insurance receivable related to the liability as well as claims for past payments was $35.1 at March 31, 2006 and $34.7 at December 31, 2005. We anticipate receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

-------------------------------------------------------------------------------------------------------------------
                                                                            Three Months
                                                                                Ended                Year Ended
                                                                              March 31,              December 31,
                                                                                2006                    2005
                                                                      ---------------------      ------------------
Number of claimants at beginning of period                                     18,111                    27,947
Number of claimants associated with claims closed during period                (3,331)                  (11,949)
Number of claimants associated with claims opened during period                   918                     2,113
                                                                      ---------------------      ------------------
Number of claimants at end of period                                           15,698                    18,111
===================================================================================================================

Our asbestos liability and related insurance receivable is based on a study we commissioned in 2003 by the Actuarial and Analytics Practice of AON Risk Consultants ("AON"). We provided AON with, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, and dismissal rates by claim. The actuarial methodology employed by AON was primarily based on epidemiological data assumptions regarding asbestos disease manifestation, the information provided by us, and the estimates of claim filing and indemnity costs that may occur in the future. In conjunction with AON, we also conducted a detailed review of our insurance policies and estimated insurance recoveries in 2003. We expect to recover close to 50% of our future indemnity costs and certain defense and processing costs already incurred. We anticipate updating the study in 2006 and approximately every three years or earlier if circumstances warrant.

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

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. We settled this case for an immaterial amount. Although similar cases may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. Accordingly, we do not believe that our liability, if any, in such cases will be material, either individually or in the aggregate and no loss contingency has been recorded.

We have access to a substantial amount of primary and excess general liability insurance for property damage and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for lead pigment related property damage claims. We have agreements with two of our insurers which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with lead pigment related property damage claims.

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We obtained a court order in France to enforce the award, which order was appealed by SNF. In March, 2006, the Court of Appeal of Paris denied SNF's appeal and affirmed the court order. Although SNF may appeal this decision, we are permitted to collect on the arbitration award which we will proceed with in the second quarter of 2006. No gain contingency has been recorded as of March 31, 2006. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings. We believe that the complaint is without merit.

In 2006, we were named as a defendant in a series of civil cases alleging violation of antitrust laws relating to the sale of methyl methacrylate, a chemical manufactured and sold by CYRO Industries ("CYRO"), and seeking damages arising out of such alleged violations. In 2005, we sold our interest in CYRO to Degussa Specialty Polymers, Inc., an affiliate of Degussa AG. In accordance with the terms of the sales agreement, Degussa Specialty Polymers, Inc. has agreed to defend and indemnify us for any losses and expenses associated with these cases.

In February 2006, a subsidiary of DSM filed a lawsuit against us seeking immediate dissolution of American Melamine Industries ("AMEL"), the melamine manufacturing joint venture between DSM and Cytec or the appointment of a receiver for the joint venture, the rescission of the services agreement between Cytec and AMEL and compensatory damages. We believe this lawsuit is without merit and we are vigorously defending against all of the claims.

While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that in management's opinion, will not have a material adverse effect on our consolidated financial position, but could be material to our consolidated results of operations or cash flows in any one accounting period. We cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

From time to time, we are also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies, if any, are recorded when they are realized.

A further discussion of other contingencies can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at year end are set forth in
Note 11 of the Notes to Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, are as follows:

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31,
--------------------------------------------------------------------------------
                                                             2006          2005
--------------------------------------------------------------------------------

Net earnings (loss)                                        $ 38.0        $ (6.5)
Other comprehensive income (loss):
  Unrealized gains on cash flow hedges                        0.7           1.6
  Foreign currency translation adjustments                   13.8          (8.6)
--------------------------------------------------------------------------------
Comprehensive income                                       $ 52.5      $  (13.5)
================================================================================


12. INCOME TAXES

The effective rate for the three months ended March 31, 2006 was a tax provision of 27% compared to a tax benefit of 66% for the three months ended March 31, 2005. For the first three months ended March 31, 2006, the rate was favorably impacted by the continued growth of earnings in lower tax jurisdictions offset to a lesser extent by the December 31, 2005 expiration of the US research and development tax credit. In the event the US government again elects to extend this credit consistent with prior tax law, this will likely have a favorable impact on our effective tax rate going forward. For the three months ended March 31, 2005, the underlying effective tax rate was 27% excluding the favorable impact by U.S. hedging losses and reduction in tax expense due to resolution of the IRS audits, and the unfavorable impact of the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there was no tax benefit

In 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($12.8). We have retained tax counsel to assist in our continuing defense of the final assessment given our vigorous defense in protesting this taxable income increase. Notwithstanding our meritorious defenses in these matters, in prior years as these matters developed, we accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability of the assessment including interest thereon. In 2005, we also received notice from the Norwegian authorities demanding a tax payment of 56.0 Norwegian krone ($8.5) plus accrued interest regarding this matter, and remitted this amount as a deposit pending final resolution of this dispute. The accrued balance at March 31, 2006 for this contingency was 29.1 Norwegian krone ($4.4). Assuming the dispute resolution process follows a normal course, a complete resolution of the Norwegian issue will probably occur in late 2006 or early 2007.

In January, 2005, we received notice that the Congressional Joint Committee on Taxation (the "Joint Committee") approved the final IRS examination findings for the years 1999 through 2001 and a separate tax refund claim filed by the Company for 1998. Such Joint Committee approval resulted in a tax refund of approximately $0.2 and $0.1 for the years 1998 and 2000, respectively, which was recorded in the first quarter of 2005. We also recorded a reduction in tax expense of approximately $16.2 for the three months ended March 31, 2005 to reflect the final resolution of these audits.

13. OTHER FINANCIAL INFORMATION

On February 9, 2006 the Board of Directors declared a $0.10 per common share cash dividend, paid on March 15, 2006 to shareholders of record as of February 27, 2006. Cash dividends paid in the first quarter of 2006 and 2005 were $4.7 and $4.0, respectively. On May 2, 2006 the Board of Directors declared a $0.10 per common share cash dividend, payable on May 25, 2006 to shareholders of record as of May 12, 2006.

Taxes paid for the three months ended March 31, 2006 and 2005 were $15.2 and $17.9, respectively. Interest paid for the three months ended March 31, 2006 and 2005 was $13.9 and $8.4, respectively. Interest income for the three months ended March 31, 2006 and 2005 was $0.6 and $1.6, respectively.

Included in due from related party are certain tax reimbursements to be received from UCB in accordance with the terms of the purchase agreement entered into in connection with the acquisition of Surface Specialties. Included in accrued expenses are immaterial amounts due to UCB under certain transition services agreements.

14. SEGMENT INFORMATION

We have restated segment information for all periods presented in order to reflect our current organizational structure as announced in October 2005.

Summarized segment information for our four segments for the three months ended March 31 is as follows:

--------------------------------------------------------------------------------
                                                  2006                   2005
--------------------------------------------------------------------------------
Net Sales:
Cytec Performance Chemicals
      Sales to external customers            $   225.9               $   196.0
      Intersegment sales                           1.8                     1.1
Cytec Surface Specialties                        374.0                   168.2
Cytec Engineered Materials                       139.0                   127.8
Building Block Chemicals
      Sales to external customers                 80.5                    71.9
      Intersegment sales                          23.1                    23.2
--------------------------------------------------------------------------------
Net sales from segments                          844.3                   588.2
Elimination of intersegment revenue              (24.9)                  (24.3)
--------------------------------------------------------------------------------
Total consolidated net sales                 $   819.4               $   563.9
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                    % of                   % of
                                                   Sales                  Sales
--------------------------------------------------------------------------------
Earnings (loss) from operations:
Cytec Performance Chemicals             $ 17.9        8%       $  7.6       4 %
Cytec Surface Specialties                 29.4        8%        (27.9)    (17)%
Cytec Engineered Materials                23.9       17%         23.4      18 %
Building Block Chemicals                  (0.3)       0%          7.3       8 %
                                        ------                 ------

Earnings from segments                    70.9        9%         10.4       2 %
Corporate and Unallocated                 (2.7)                  (3.3)
                                        ------                 ------
Total earnings from operations         $  68.2        8%       $  7.1       1 %
--------------------------------------------------------------------------------

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

-------------------------------------------------------------------------------------------------------------------------
                                          Cytec                                  Cytec
                                       Performance        Cytec Surface       Engineered
                                        Chemicals          Specialties          Materials       Corporate        Total
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                $101.5              $668.7            $241.3             $ 0.7        $1,012.2
  Currency exchange                          0.2                12.2                 -                 -            12.4
  Other                                        -                (2.6)                -                 -            (2.6)
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                   $101.7              $678.3            $241.3             $ 0.7        $1,022.0
=========================================================================================================================

We recorded a reduction to goodwill of $2.6 as a result of finalizing the purchase price allocation of Surface Specialties acquired in February, 2005.

Other acquisition intangibles consisted of the following major classes:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                             Weighted           Gross carrying value             amortization                Net carrying value
                             -average     --------------------------------------------------------------------------------------
                               Useful
                                 Life     March 31,     December 31,      March 31,   December 31,       March 31,  December 31,
                              (years)          2006             2005           2006           2005            2006         2005
--------------------------------------------------------------------------------------------------------------------------------
Technology-based               15.2         $ 52.9         $ 52.2          $ (16.0)         $(15.0)        $ 36.9         $ 37.2
Marketing-related              15.4           62.0           58.9            (11.1)           (9.0)          50.9           49.9
Marketing-related        indefinite           41.8           41.8                -               -           41.8           41.8
Customer-related               15.0          395.2          389.6            (33.6)          (27.0)         361.6          362.6
--------------------------------------------------------------------------------------------------------------------------------
Total                                       $551.9         $542.5          $ (60.7)         $(51.0)        $491.2         $491.5
================================================================================================================================

Amortization of acquisition intangibles for the three months ended March 31, 2006 and 2005 was $8.8 and $4.0, respectively. Amortization expense for the three months ended March 31, 2005 includes one month of amortization of the acquisition intangibles associated with the purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles for the fiscal year 2006 is $34.9 and for the years 2007 through 2010 is $34.8 per year. Included in marketing-related intangibles is $41.8 relating to certain trade names purchased upon acquisition of Surface Specialties which have indefinite useful lives.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Note due October 1, 2010 and 10-Year Notes due October 1, 2015 as defined in Note 9. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with our subsidiaries. At March 31, 2006, the fair values of the five and ten year swaps were $0.9 and $(0.5), respectively. Euro denominated bank borrowings naturally hedge the remainder of our euro denominated intercompany loans receivable and provide a partial hedge of our net investment in our Belgium based subsidiary, Cytec Surface Specialties SA/NV.

Commodity Hedging Activities

At March 31, 2006, the Building Block Chemicals segment Fortier plant's 2006 remaining forecasted natural gas utility requirements were 67% hedged utilizing natural gas forward contracts at an average cost of $8.84 per MMBTU. These contracts had a total fair value of $11.3 and delivery dates ranging from April, 2006 to December, 2006. We are transitioning from natural gas forward contracts to natural gas swaps to hedge the plant's future utility requirements. At March 31, 2006, 5% of the plant's 2006 remaining forecasted natural gas utility requirements were hedged through natural gas swaps.

At March 31, 2006, we held natural gas swaps, including the gas swaps for Fortier plant, with a unfavorable fair value of $(2.1), which will be reclassified into Manufacturing Cost of Sales through March 2007 as these swaps are settled.

For more information regarding our hedging activities and derivative financial instruments, refer to Note 5 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                             Pension Plans                       Postretirement Plans
                                    ---------------------------------        -----------------------------

                                                           Three Months Ended March 31,
----------------------------------------------------------------------------------------------------------
                                            2006               2005                2006            2005
----------------------------------------------------------------------------------------------------------
Service cost                        $        6.0       $        4.5       $         0.3      $      0.3
Interest cost                               10.6                9.7                 3.4             3.6
Expected return on plan assets             (10.5)             (10.0)               (1.2)           (1.3)
Net amortization and deferral                3.4                2.8                (2.3)           (2.7)
----------------------------------------------------------------------------------------------------------
Net periodic cost                   $        9.5       $        7.0       $         0.2      $     (0.1)
==========================================================================================================

We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, that we expected to contribute $23.8 and $19.4, respectively, to our pension and postretirement plans in 2006. Through March 31, 2006, $6.6 and $4.5 in contributions were made, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2006 and 2005 were $4.4 and $4.8, respectively.

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

In the course of our ongoing operations, a number of strategic product line acquisitions and dispositions have been made. The results of operations of the acquired businesses have been included in our consolidated results from the dates of the respective acquisitions. On February 28, 2005, we acquired the Surface Specialties business of UCB in a transaction valued at $1,789.6. A further discussion of acquisitions and dispositions can be found in Note 2 to the Notes to the Consolidated Financial Statements contained herein.

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

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). For further details see Note 5 to the Consolidated Financial Statements.


Quarter Ended March 31, 2006 Compared With Quarter Ended March 31, 2005

Consolidated Results

Net sales for the first quarter of 2006 were $819.4 compared with $563.9 for the first quarter of 2005, up 45% of which 38% was due to the inclusion of sales for the full quarter from Surface Specialties which was acquired on February 28, 2005. Selling volumes increased 8%, selling prices increased 2%, and exchange rates decreased sales 3%. Cytec Performance Chemicals experienced a net increase in sales which resulted primarily from the addition of sales of the acquired pressure sensitive adhesives and polyurethanes product lines of Surface Specialties as well as from increases in selling volumes and selling prices. Cytec Surface Specialties experienced a net increase in sales which resulted primarily from the addition of sales related to the remainder of the acquired product lines of Surface Specialties as well as from increases in selling volumes and selling prices. Cytec Engineered Materials sales increase was principally volume related, as sales increased in the large commercial transport, and commercial rotorcraft sectors. Building Block Chemicals sales increased from both higher selling volumes and selling prices.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $645.9 or 78.8% of sales in the first quarter of 2006 compared with $440.3 or 78.1% of sales in the first quarter of 2005. Most of the increase was associated with higher selling volumes, the majority of which was due to the inclusion of the acquired Surface Specialties business. Raw material and energy costs increased $24.5 and charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") due to the adoption of SFAS 123R added $0.3. Also the first quarter of 2006 includes a net restructuring credit of $0.6. See Note 4 to the consolidated financial statements for additional detail. Included in 2005 was a charge of $10.5 representing the amortization of a portion of the excess of the fair value of the finished goods inventory of the acquired business over normal manufacturing cost.

Selling and technical services was $52.8 in the first quarter of 2006 versus $44.7 in the. first quarter of 2005. Research and process development was $18.8 versus $13.0 in the prior year. Administrative and general expenses were $24.9 versus $17.8 in the prior year. This increase was primarily due to the inclusion of the acquired Surface Specialties business and charges related to stock options and stock-settled SARS due to the adoption of SFAS 123R of $0.5, $0.1 and $1.7 for selling and technical services, research and development and administrative and general expenses, respectively. Also, the first quarter of 2006 includes a net restructuring charge of $0.3, $0.6 and $0.1 for selling and technical services, research and development and administrative and general expenses, respectively . See Note 4 to the consolidated financial statements for additional detail.

The write-off of acquired in-process research and development of $37.0 in the prior year was the result of the Surface Specialties acquisition.

Amortization of acquisition intangibles was $8.8 in the first quarter of 2006 versus $4.0 in the first quarter of 2005 reflecting a full quarter's amortization of intangibles related to the acquired Surface Specialties business.

Other income (expense), net was expense of $0.8 in the first quarter of 2006 compared with expense of $20.4 in the first quarter of 2005. In late 2004 and early 2005, we entered into derivative contracts to economically hedge currency and interest rate exposures associated with the Surface Specialties acquisition. These contracts resulted in a loss for the quarter of $20.0 in 2005. Also in 2005, we recorded other income of $2.6 related to currency transaction gains, we recorded other income of $1.3 related to the recovery of past defense costs from one of our insurers related to lead pigment litigation and recorded a charge of $4.4 to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company prior to 1944.

Equity in earnings of associated companies was $0.8 versus $2.1 in the prior year. On June 1, 2005, we sold our 50% ownership stake in CYRO Industries to our joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $14.5 compared with $9.5 in the prior year. The increase resulted from higher outstanding debt balances incurred in conjunction with our acquisition of Surface Specialties.

Our 2006 annual effective tax rate on income from continuing operations was 27%. Our 2005 annual effective tax rate on loss from continuing operations was a tax benefit of 66%. Favorably impacting the 2005 rate was a reduction in income tax expense of $16.2 recorded related to final approval of the Internal Revenue Service's examination of our tax returns for the years 1999 through 2001. Also favorably impacting the 2005 rate were the losses of $20.0 incurred in the U.S. on interest rate and currency derivatives entered into in connection with Surface Specialties acquisition. The tax benefit on this loss was recorded at 36.5%. Unfavorably impacting the 2005 tax rate was a charge of $37.0 for the write-off of in-process research and development expenses related to the Surface Specialties acquisition for which no tax benefit was recorded. Excluding these items, our underlying 2005 annual effective tax rate would have been 27%.

The cumulative effect of accounting change relates to the adoption of SFAS 123R resulted in a non-cash charge of $1.2, net of taxes of $0.7. There were two components to this; a $1.6 non-cash charge for cash-settled stock appreciation rights issued in prior years which are now required to be recorded at fair market value at the end of each period through the date of vesting and a $0.4 non-cash credit for estimated forfeitures related to performance and restricted ("non-vested") stock outstanding. Previously forfeitures were recorded as incurred. In addition, performance stock is now valued only at the date of grant at fair value while previously it was adjusted to market price at the end of each reporting period.

Earnings from discontinued operations were $0.5 in 2005, net of taxes of $0.7 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

Net earnings for 2006 were $38.0 ($0.79 per diluted share) an increase over the net loss of $6.5 in 2005. Included in the quarter was a cumulative effect of accounting change charge of $1.2, after-tax related to the adoption of FAS 123R and a net restructuring charge of $0.3 after-tax. The improvement in earnings is primarily due to the inclusion of a full quarter of Surface Specialties operations in 2006 and various purchase accounting and other charges recorded in 2005 as listed below.

Net loss for 2005 of $6.5 ($0.16 net loss per basic share) included purchase accounting related charges of $7.7 after-tax, related to acquired inventories from Surface Specialties being recorded at fair value which exceeded normal manufacturing cost and $37.0 related to the write-off of in-process research and development costs of Surface Specialties; a $12.7 after-tax charge related to currency and interest rate derivative transactions associated with the Surface Specialties acquisition; a $3.2 after-tax charge related to a settlement to resolve a dispute over an environmental matter; a charge of $1.0 after-tax for employee redundancy costs and a tax benefit of $16.2 related to completion of prior year tax audits.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below and reflect the new organizational and reporting structure of our reportable segments for all periods presented.

Cytec Performance Chemicals
------------------------------------------------------------------------------------------------------------------------------
                                                                                              % Change Due to
                                                              Total        ---------------------------------------------------
                                     2006          2005    % Change         Price     Volume/Mix    Acquisition      Currency
------------------------------------------------------------------------------------------------------------------------------
North America                       $90.1         $83.5         8%            5%          (6)%           9%             -
Latin America                        33.9          28.5        19%            1%          13 %           -              5 %
Asia/Pacific                         28.8          26.0        11%            2%           4 %           6%            (1)%
Europe/Middle East/Africa            73.1          58.0        26%            3%          12 %          20%            (9)%
                                 ------------------------
Total                              $225.9        $196.0        15%            4%           3 %          10%            (2)%
===============================================================================================================================

Overall sales increased 15% primarily due to higher selling volumes. Selling volume increased 3% and the acquisition of Surface Specialties added another 10%. On a regional basis, the decrease in selling volume in North America was primarily attributable to the water treatment chemicals product line which was impacted by decisions to give up low margin business and in polymer additives which was impacted by aggressive price competition in low end products resulting in loss of business as well as reduced demand in the polyolefin markets. Selling volumes in Latin America increased primarily due to improved demand for mining chemicals for copper mining and alumina applications partly offset by lower sales volumes in polymer additives. Selling volumes in Asia were up principally in the mining chemicals product line partially offset by reduced selling volumes in the polymer additives product line due to decisions to give up low margin business. Selling volume increased in Europe/Middle East/Africa in essentially all product lines as demand improved in the latter part of the quarter. Selling prices increased as a result of implementation of price increases initiated in 2005 to cover significantly higher raw material and energy costs.

Earnings from operations were $17.9, or 8% of sales, compared with $7.6 or 4% of sales in 2005. The improved earnings were the result of the inclusion of the acquired Surface Specialties product lines and higher selling volumes. Price increases of $6.9 were more than offset by higher raw material and energy costs of $12.4 and stock option and stock-settled SARS expense of $0.6 in 2006. Included in 2005 results is a write-off of acquired in-process research and development costs of $6.9 and a charge of $1.3 for the excess of the fair value of the finished goods inventory of the acquired business over normal manufacturing cost.

Cytec Surface Specialties
------------------------------------------------------------------------------------------------------------------------------
                                                                                              % Change Due to
                                                              Total        ---------------------------------------------------
                                     2006          2005    % Change         Price     Volume/Mix    Acquisition      Currency
------------------------------------------------------------------------------------------------------------------------------
North America                      $ 99.3        $ 50.8         95%           10%         -              85%             -
Latin America                        14.4           7.7         87%            -        (10)%            90%             7%
Asia/Pacific                         58.7          27.8        111%          (5)%        27%             93%            (4)%
Europe/Middle East/Africa           201.7          81.9        146%          (3)%        17%             142%          (10)%
                                 ------------------------
Total                              $374.0        $168.2        122%            1%        12%             114%           (5)%
===============================================================================================================================

Overall selling volumes increased 12% with the acquisition adding another 114%. On a regional basis, North American selling volumes were flat with increases in the radcure and powder coating resins product lines offset by a decrease in the liquid coating resins product line (automotive and school furniture market sectors). Latin America selling volumes were down in liquid coating resins. Selling volumes in Asia-Pacific and Europe were up in all product lines with the improvement in Europe coming in the latter part of the quarter. Selling prices were up for all three product lines in North America as a result of initiatives taken in the latter half of 2005 to offset the impact of higher raw material costs. Selling prices declined in Europe due primarily to competitive pricing pressures in our liquid coating and powder coating product lines.

Earnings from operations were $29.4, or 8% of sales, compared with a loss from operations of $27.9 or 17% of sales in 2004. The increase in earnings was primarily attributable to the following factors: the inclusion of the acquired product lines related to the acquisition of Surface Specialties, higher selling volumes and good cost controls, including the first quarter effect of the restructuring announced in the fourth quarter of 2005. Increased selling prices of $1.4 were more than offset by higher raw material and energy costs of $5.6 as well as stock option and stock-settled SARS expense of $1.1 in 2006. Included in the loss for 2005 were the following: the write-off of acquired in-process research and development costs of $30.1 and a charge of $9.2 for the excess of fair value of the finished goods inventory of the acquired business over normal manufacturing costs.

Cytec Engineered Materials
-----------------------------------------------------------------------------------------------------------------
                                                                                       % Change Due to
                                                             Total         --------------------------------------
                                     2006          2005    % Change         Price     Volume/Mix    Currency
-----------------------------------------------------------------------------------------------------------------
North America                      $ 84.8       $ 81.6         4%             1%           3%            0%
Latin America(1)                      0.3          0.5        ---            ---          ---           ---
Asia/Pacific                          8.3          6.6        26%             3%          23%            0%
Europe/Middle East/Africa            45.6         39.1        17%             2%          17%          (2)%
                                 ------------------------
Total                              $139.0       $127.8         9%             2%           8%          (1)%
=================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 8%. Increased sales volumes in the Asia/Pacific, Europe/Middle East/Africa and North America regions were primarily related to increased volumes to the large commercial transport and commercial rotorcraft sectors primarily due to increased build rates and new business.

Earnings from operations were $23.9, or 17% of sales, compared with $23.4 or 18% of sales, in 2005. The impact from the increased selling volumes and higher selling prices of $2.0 was mostly offset by increased raw material costs of $3.6, increased manufacturing cost related to the higher production volumes and stock option and stock-settled SARS expense of $0.6.

Building Block Chemicals
---------------------------------------------------------------------------------------------------------------
                                                                                     % Change Due to
                                                             Total         ------------------------------------
                                     2006          2005    % Change         Price     Volume/Mix    Currency
---------------------------------------------------------------------------------------------------------------
North America                       $44.2        $42.5           4%          5%          (1)%             0%
Latin America(1)                      1.5          1.2         ---          ---           ---            ---
Asia/Pacific                          9.0         18.1        (50)%       (10)%         (40)%             0%
Europe/Middle East/Africa            25.8         10.1         155%         14%          151%          (10)%
                                 ------------------------
Total                               $80.5        $71.9          12%          3%           10%           (1)%
===============================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 10%. On a regional basis, selling volumes to the Asia/Pacific region decreased as a result of sluggish demand for acrylonitrile. Also poor acrylonitrile margins discouraged us from moving product into the Asia-Pacific region. Selling volumes in the Europe/Middle East/Africa region saw improved demand for imported acrylonitrile and the margin spreads, while still low, were higher than those in the Asia-Pacific region. Selling prices were up in North America, primarily acrylamide. Selling prices in Asia-Pacific were down due to acrylonitrile and increased in Europe due to acrylonitrile.

Loss from operations was $0.3 compared with earnings from operations of $7.3, or 10% of sales, in 2005. The decrease in earnings reflects the following; low margin spreads on acrylonitrile sales, the impact of the scheduled two week maintenance turnaround in the acrylonitrile production facility which reduced fixed cost absorption, higher maintenance costs and the loss of efficiencies in the melamine production facility which operated for only half of the quarter as our manufacturing joint venture partner requested zero production. Higher selling prices of $2.1 mostly offset increased raw material and energy costs of $2.4 and stock option and stock-settled SARS expense of $0.3.


LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2006 our cash balance was $47.8 compared with $68.6 at year end
2005.

Cash flows provided by operating activities were $20.9 in 2006 compared with cash flows used by operating activities of $30.6 in 2005. The increase in operating cash flows reflects the improvement in earnings and the effect of higher non-cash depreciation and intangible asset amortization resulting from the Surface Specialties acquisition. Trade accounts receivable increased $19.1 reflecting the increase in sales and inventory increased $13.2 due to higher raw material cost and increased demand. Accrued expenses decreased $27.7 primarily due to payments of $13.2 for incentive compensation and profit sharing payouts relating to prior year results and customer rebate payments of $5.5 for customer rebates earned in 2005 and paid in 2006 in excess of the current quarter's accruals.

Cash flows used in investing activities were $16.8 for 2006 compared with $1,516.8 for 2005. This decrease was primarily attributable to $1,501.1 of cash used for the Surface Specialties acquisition in 2005. Capital spending for the first quarter was $16.3. Capital spending for the full year is expected to approximate $110.0.

Net cash flows used by financing activities were $25.8 in 2006 compared with net cash flows provided by financing activities of $1,306.0 during 2005. This change is primarily due to proceeds received for debt incurred in 2005 related to the purchase Surface Specialties. In the first quarter of 2006, we had net debt repayments of $53.3, which was partially offset by proceeds received on the exercise of stock options of $26.4.

At March 31, 2006, we may borrow up to an additional $338.0 under our $350.0 revolving credit facility.

On February 9, 2006 the Board of Directors declared a $0.10 per common share cash dividend, paid on March 15, 2006 to shareholders of record as of February 27, 2006. Cash dividends paid in the first quarter of 2006 and 2005 were $4.7 and $4.0, respectively. On May 2, 2006 the Board of Directors declared a $0.10 per common share cash dividend, payable on May 25, 2006 to shareholders of record as of May 12, 2006.

In connection with the Surface Specialties acquisition, we suspended our stock buy-back program and do not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

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

Excluding the impact of increasing raw materials, inflation is not considered significant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in our 2005 Annual Report on Form 10-K.

OTHER

2006 OUTLOOK

In our May 2, 2006 press release, which was also filed as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2006 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2006 and incorporated by reference herein.

Share-based Compensation

On January 1, 2006 we adopted SFAS 123R which supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. See Note 5 of the Consolidated Financial Statements for additional details on and the impact of adoption of SFAS 123R.


COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by us in this report, in our Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer's letter to Stockholders, our press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning our (including our segments) outlook for the future, anticipated results of acquisitions and divestitures, restructuring initiatives and their expected results, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, our long-term goals and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect the anticipated results: the ability to complete the successful integration of Surface Specialties, including realization of anticipated synergies within the expected timeframes or at all, and the ongoing operations of the business; the ability to successfully complete planned restructuring activities, including realization of the anticipated savings and operational improvements resulting from such activities; the retention of current ratings on our debt; changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006 and incorporated by reference herein. During 2006, we executed various foreign exchange transactions that do not materially alter the market risk assessment performed as of December 31, 2005. Other 2006 financial instrument transactions include:

Commodity Price Risk: At March 31, 2006, the Building Block Chemicals segment Fortier plant's 2006 remaining forecasted natural gas utility requirements were 67% hedged utilizing natural gas forward contracts at an average cost of $8.84 per MMBTU. These contracts had a total fair value of $11.3 and delivery dates ranging from April, 2006 to December, 2006. We are transitioning from natural gas forward contracts to natural gas swaps to hedge the plant's future utility requirements. At March 31, 2006, 5% of the plant's 2006 remaining forecasted natural gas utility requirements were hedged through natural gas swaps.

At March 31, 2006, we held natural gas swaps, including the gas swaps for Fortier plant, with a unfavorable fair value of $(2.1), which will be reclassified into Manufacturing Cost of Sales through March 2007 as these swaps are settled.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.1 in the value of the contracts referred to above.

Interest Rate Risk: At March 31, 2006, our outstanding borrowings consisted of $33.3 of short-term borrowings and long-term debt, including the current portion, which had a carrying value of $1,232.6 a face value of $1,233.0 and a fair value, based on dealer quoted values, of approximately $1,190.0.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2006, interest expense would increase/decrease by approximately $1.1 for the next fiscal quarter.

For a discussion of the interest rate derivative activities entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At March 31, 2006, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2006, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $56.5. The fair value of currency contracts, based on forward exchange rates at March 31, 2006, was approximately $(0.3). Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2006 would decrease by approximately $3.9. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany loans receivable we have with our subsidiaries. At March 31, 2006, the fair value of the five and ten year swaps were $0.9 and $(0.5), respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $50.6 on the combined value of the cross-currency swaps.

Our euro denominated bank borrowings naturally hedge certain of our remaining euro denominated intercompany loans receivable and, further, provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into forward euro contracts to adjust the level of this net investment hedge. At March 31, 2006, we had forward contracts to purchase (euro)35.0 which were designated as a net investment hedge. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the euro exchange rate would cause an increase/decrease of approximately $4.2 in the value of these forward contracts.

Item 4. CONTROLS AND PROCEDURES (Currencies in millions)

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective.

There were no changes in internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We are in the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired businesses of Surface Specialties. The world-wide implementation is expected to be completed over the next three years and includes changes that involve internal controls over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal controls, our disclosure controls and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the controls affected by the implementation. Appropriate changes will be made to any affected internal controls during the implementation and we will test all modified controls to insure they are functioning effectively.

PART II - OTHER INFORMATION (Currencies in millions)

Item 1. LEGAL PROCEEDINGS

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

Material developments to legal proceedings described in our 2005 Annual Report on Form 10-K are set forth below.

The following table presents information about asbestos claims activity during the nine months ended March 31, 2006:

--------------------------------------------------------------------------------
                                                                 For the Three
                                                              Month Period Ended
                                                                    March 31,
                                                                      2006
--------------------------------------------------------------------------------
Number of claimants at beginning of period                            18,111
Number of claimants associated with claims closed during period       (3,331)
Number of claimants associated with claims opened during period          918
--------------------------------------------------------------------------------
Number of claimants at end of period                                  15,698
--------------------------------------------------------------------------------

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We obtained a court order in France to enforce the award, which order was appealed by SNF. In March, 2006, the Court of Appeal of Paris denied SNF's appeal and affirmed the court order. Although SNF may appeal this decision, we are permitted to collect on the arbitration award which we will proceed with in the second quarter of 2006. No gain contingency has been recorded. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings. We believe that the complaint is without merit.

In 2006, we were named as a defendant in a series of civil cases alleging violation of antitrust laws relating to the sale of methyl methacrylate, a chemical manufactured and sold by CYRO Industries ("CYRO"), and seeking damages arising out of such alleged violations. In 2005, we sold our interest in CYRO to Degussa Specialty Polymers, Inc., an affiliate of Degussa AG. In accordance with the terms of the sales agreement, Degussa Specialty Polymers, Inc. has agreed to defend and indemnity us for any losses and expenses associated with these cases.

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


                                                    CYTEC INDUSTRIES INC.



                                                    By: /s/ James P.Cronin
                                                    ----------------------------
                                                    James P. Cronin
                                                    Executive Vice President and
                                                    Chief Financial Officer



May 3, 2006

Exhibit Index
-------------

3.1(a) Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to our quarterly report on Form 10-Q for the quarter ended September 30, 1996).

3.1(b) Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to our quarterly report on Form 10-Q for the quarter ended June 30,
                1997).

3.1(c) Conformed copy of Certificate of Incorporation, as amended (incorporated by reference to exhibit 3(c) to our registration statement on Form S-8, registration number 333-45577).

3.2 By-laws, as amended through January 22, 2002 (incorporated by reference to exhibit 3.2 to our annual report on Form 10-K for the year ended December 31, 2002).

10.1 Form of Restricted Stock Award letter used for grants to members of our Board of Directors from May 2, 2006.

12 Computation of Ratio of Earnings to Fixed Charges for the three and three months ended March 31, 2006 and 2005.

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