Form 10-Q
period 2006-06-30
CYTEC INDUSTRIES INC/DE/
filed 2006-08-02
CIK 912513

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

                  For the quarterly period ended June 30, 2006


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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_| No |X|

There were 47,189,172 shares of common stock outstanding at July 25, 2006.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


Page Part I - Financial Information

     Item 1.    Consolidated Financial Statements                              3
                Consolidated Statements of Operations                          3
                Consolidated Balance Sheets                                    4
                Consolidated Statements of Cash Flows                          5
                Notes to Consolidated Financial Statements                     6
     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           21
     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                   30
     Item 4.    Controls and Procedures                                       31


Part II - Other Information

     Item 1.    Legal Proceedings                                             32
     Item 4.    Submission of Matters to a Vote of Security Holders           33
     Item 6.    Exhibits                                                      34

Signature                                                                     35
Exhibit Index                                                                 36

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                ------------------------------------------------------------------
                                                                         2006           2005             2006             2005
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $ 853.1         $ 813.4        $ 1,672.5        $ 1,377.3
Manufacturing cost of sales                                              688.2           639.1          1,334.1          1,079.4
Selling and technical services                                            54.2            58.1            106.9            102.8
Research and process development                                          17.2            19.9             36.1             32.8
Administrative and general                                                26.1            26.6             51.0             44.5
Amortization of acquisition intangibles                                    9.3             8.8             18.0             12.8
Write-off of acquired in-process research and development                    -               -                -             37.0
----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                  58.1            60.9            126.4             68.0
Other income (expense), net                                               14.9           (30.5)            14.0            (50.8)
Equity in earnings of associated companies                                 0.9             4.5              1.7              6.6
Interest expense, net                                                     14.6            38.5             29.1             48.1
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income
 taxes and cumulative effect of accounting change                         59.3            (3.6)           113.0            (24.3)
Income tax provision (benefit)                                            10.9           (15.3)            25.4            (29.0)
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before cumulative effect
 of accounting change                                                     48.4            11.7             87.6              4.7
Cumulative effect of accounting change (net of income
 tax benefit of $0.7)                                                        -               -             (1.2)              -
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                       48.4            11.7             86.4              4.7
Earnings from discontinued operations (net of income tax
 provision of $0.7)                                                          -             0.2                -              0.6
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  48.4           $11.9        $    86.4        $     5.3
==================================================================================================================================

Basic net earnings per common share:
Earnings from continuing operations before cumulative effect
 of accounting change                                                  $  1.02         $  0.26        $    1.86        $    0.11
Cumulative effect of accounting change, net of taxes                         -               -            (0.03)               -
Earnings from discontinued operations, net of taxes                          -               -                -             0.01
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  1.02         $  0.26        $    1.83        $    0.12
==================================================================================================================================

Diluted net earnings per common share:
Earnings from continuing operations before cumulative effect
 of accounting change                                                  $  1.00         $  0.25        $    1.81        $    0.10
Cumulative effect of accounting change, net of taxes                         -               -            (0.02)               -
Earnings from discontinued operations, net of taxes                          -               -                -             0.01
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  1.00         $  0.25        $    1.79        $    0.12
==================================================================================================================================
Dividends per common share                                             $  0.10         $  0.10        $    0.20        $    0.20
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                                        June 30,          December 31,
                                                                                           2006               2005
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                            $   41.4            $   68.6
  Trade accounts receivable, less allowance for doubtful accounts of
   $6.9 and $7.8 at June 30, 2006 and December 31, 2005, respectively                     568.5               493.8
  Due from related party                                                                    3.1                 8.0
  Other accounts receivable                                                                68.1                65.9
  Inventories                                                                             468.2               424.7
  Deferred income taxes                                                                    13.9                12.2
  Other current assets                                                                     22.7                31.4
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                    1,185.9             1,104.6
----------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                         20.4                20.3

Plants, equipment and facilities, at cost                                               2,084.4             2,064.3
  Less: accumulated depreciation                                                       (1,012.2)             (988.8)
----------------------------------------------------------------------------------------------------------------------
      Net plant investment                                                              1,072.2             1,075.5
----------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
 $71.3 and $51.0 at June 30, 2006 and December 31, 2005, respectively                     494.6               491.5
Goodwill                                                                                1,040.0             1,012.2
Other assets                                                                              103.1               106.4
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $3,916.2            $3,810.5
======================================================================================================================

Liabilities
Current liabilities
  Accounts payable                                                                     $  304.4            $  278.6
  Short-term borrowings                                                                    34.1                34.3
  Current maturities of long-term debt                                                      6.7                51.2
  Accrued expenses                                                                        207.9               218.3
  Income taxes payable                                                                     32.3                43.5
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           585.4               625.9
----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          1,178.8             1,225.5
Pension and other postretirement benefit liabilities                                      436.2               432.5
Other noncurrent liabilities                                                              264.7               224.4
Deferred income taxes                                                                      62.4                64.1

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
 issued 48,132,640 shares                                                                   0.5                 0.5
Additional paid-in capital                                                                248.6               235.6
Retained earnings                                                                       1,226.7             1,149.7
Unearned compensation                                                                         -                (2.5)
Accumulated other comprehensive income (loss):
  Minimum pension liability                                                              (115.0)             (115.0)
  Unrealized net gains (losses) on cash flow hedges                                        (8.2)                0.4
  Accumulated translation adjustments                                                      66.2                27.6
----------------------------------------------------------------------------------------------------------------------
                                                                                          (57.0)              (87.0)
Treasury stock, at cost, 952,400 shares in 2006 and 1,833,812 shares in 2005              (30.1)              (58.2)
----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              1,388.7             1,238.1
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $3,916.2            $3,810.5
======================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                                                Six Months Ended
                                                                                                    June 30,
------------------------------------------------------------------------------------------------------------------
                                                                                               2006        2005
------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) operating activities
Net earnings                                                                                $  86.4      $   5.3
Earnings from discontinued operations, net of taxes                                               -          0.6
------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                                            86.4          4.7
Noncash items included in earnings (loss) from continuing operations:
  Depreciation                                                                                 55.0         56.8
  Amortization                                                                                 21.1         13.6
  Share-based compensation                                                                      5.7          0.8
  Deferred income taxes                                                                         5.4        (39.8)
  Write-off of acquired in-process research and development                                       -         37.0
  Amortization of write-up to fair value of finished goods purchased in acquisition               -         20.8
  Gain on sale of assets                                                                          -         (1.2)
  Loss on write-off of fixed assets                                                            13.8            -
  Unrealized losses on derivative instruments                                                     -         23.4
  Cumulative effect of accounting change                                                        1.9            -
  Other                                                                                         3.3         (5.5)
Changes in operating assets and liabilities (excluding effects of 2005 acquisition):
  Trade accounts receivable                                                                   (56.2)       (20.1)
  Other receivables                                                                             2.7         14.0
  Inventories                                                                                 (31.2)       (28.7)
  Other assets                                                                                  1.6          5.7
  Accounts payable                                                                             16.4          1.9
  Accrued expenses                                                                            (17.5)        (7.5)
  Income taxes payable                                                                        (14.1)       (19.5)
  Other liabilities                                                                             0.6          1.3
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of continuing operations                             94.9         57.7
Net cash provided by operating activities of discontinued operations                              -          0.8
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      94.9         58.5
------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities
  Acquisition of business, net of cash received                                                   -     (1,509.0)
  Additions to plants, equipment and facilities                                               (40.9)       (47.5)
  Proceeds received on sale of assets                                                             -        101.4
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (40.9)    (1,455.1)
------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from long-term debt                                                                 65.9        864.2
  Payments on long-term debt                                                                 (177.3)      (186.2)
  Change in short-term borrowings                                                              (0.5)       521.6
  Cash dividends                                                                               (9.4)        (8.6)
  Proceeds from the exercise of stock options                                                  30.5         10.5
  Deferred financing costs                                                                        -         (4.4)
  Excess tax benefits from share-based payment arrangements                                     7.7            -
  Other                                                                                        (0.4)        (0.9)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                           (83.5)     1,196.2
------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                    2.3         (9.0)
------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                         (27.2)      (209.4)
Cash and cash equivalents, beginning of period                                                 68.6        323.8
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                    $  41.4      $ 114.4
==================================================================================================================


See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2005 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company", "Cytec", "we", "us" and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

In accordance with the purchase agreement, contingent consideration up to a maximum of (euro)50.0 was to be determined in January 2006 based upon 2005 year-end results, of which (euro)20.0 ($26.5 at 1.325 U.S. dollar per euro) was prepaid at closing. In view of the parties' expectation that the contingent consideration would not be payable, we were refunded the payment during September 2005 provided that a final year-end determination of the actual contingent payment due, if any, would still be made. Subsequently, we determined that no amounts were due under this agreement.

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

Pursuant to regulatory approvals, we were required to divest the Surface Specialties amino resins ("SSAR") product line. On August 31, 2005, we sold SSAR to affiliates of INEOS Group Limited ("INEOS") for cash consideration of
(euro)64.0 ($78.2 at 1.22 U.S. dollar per euro). In the fourth quarter of 2005, we paid $1.6 to INEOS representing a reduction of the selling price for final working capital adjustments as of the acquisition date. After considering the final working capital adjustment, the sale was valued at $76.6 ($72.8 net of disposition related expenses of $3.8). From acquisition through the date of sale, SSAR was classified as a discontinued operation. Revenues of SSAR were $74.3 for the six months ended August 31, 2005 (acquisition through date of sale). The net proceeds realized from the divestiture of SSAR were used to reduce acquisition related debt.

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

The impact on earnings for the three and six months ended June 30, 2005 of the mark to market adjustments on these swaps and forward contracts was a net pre-tax expense of $47.2 and $47.9, respectively and was recorded in other income (expense), net.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. We completed the purchase price allocation in the first quarter of 2006.


------------------------------------------------------------------------------
Cash                                                                 $   34.6
Current deferred tax assets                                              28.3
Other current assets                                                    533.1
Assets of discontinued operations held for sale                          91.8
Property, plant and equipment                                           447.9
Goodwill                                                                725.7
Acquired intangible assets                                              490.4
Acquired in-process research and development                             37.0
Other assets                                                             31.7
------------------------------------------------------------------------------
Total assets acquired                                                $2,420.5
==============================================================================
Current liabilities                                                  $  285.3
Liabilities of discontinued operations held for sale                     26.5
Long-term deferred tax liabilities                                      181.9
Long-term debt                                                            9.9
Other long-term liabilities                                             127.3
------------------------------------------------------------------------------
Total liabilities assumed                                               630.9
==============================================================================
Net assets acquired                                                  $1,789.6
==============================================================================

The $725.7 of goodwill is not tax deductible and, $38.0 was allocated to our Cytec Performance Chemicals segment and $687.7 was allocated to our Cytec Surface Specialties segment. Included in acquired intangible assets is $45.7 relating to certain trade names which were originally indefinite useful lives (see Note 16 for revision to this conclusion in the second quarter of 2006). The remaining acquired intangibles consist of customer-related ($382.6), marketing-related ($96.5) and technology-related intangibles ($11.3), and are being amortized over periods of 15 years. Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

Following are the unaudited pro forma combined results of operations for the three and six months ended June 30, 2005 as if Cytec and Surface Specialties had been combined and the sale of SSAR had been completed as of January 1, 2005. Additionally, the write-off of in-process research and development costs and the cost of sales effects of the inventory valuation adjustments were excluded from the 2005 amounts as they are considered non-recurring charges. The pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of our common stock to UCB in connection with the acquisition; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after-tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the valuation report; amortization of deferred financing costs; and the tax effects of each of these items.

------------------------------------------------------------------------------
                                               Three Months     Six Months
                                                  Ended           Ended
                                                 June 30,        June 30,
                                                   2005            2005
------------------------------------------------------------------------------
Revenues                                         $ 813.4        $ 1,602.1
Net earnings                                     $  18.4        $    57.6

Net earnings per common share:
Basic                                            $  0.40        $    1.25
  Diluted                                        $  0.39        $    1.22
------------------------------------------------------------------------------

Amounts related to the Surface Specialties acquisition in this footnote include all adjustments to date and may differ from the amounts included in the consolidated financial statements in Form 10-Q as of and for the three and six months ended June 30, 2005 which were based on the preliminary purchase price allocation.

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENT

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

4. DISCONTINUED OPERATIONS

Pursuant to regulatory approvals, we were required to divest SSAR and we completed the sale of this business on August 31, 2005. SSAR developed and manufactured amino resins for use in various industries. SSAR had assets and liabilities that were located primarily in the U.S., Canada and Germany.

A summary of the operating results of SSAR for the three months ended June 30, 2005 and for the four-month period from acquisition through June 30, 2005, which was included in the results of discontinued operations for six-months ended June 30, 2005, is as follows:

                                              Three Months       Four Months
                                             Ended June 30,    Ended June 30,
                                                 2005               2005
--------------------------------------------------------------------------------
Revenues                                        $ 37.8              $ 51.8
================================================================================
Earnings before income taxes                    $  0.2              $  1.3
Income tax expense                                 0.0                 0.7
--------------------------------------------------------------------------------
Earnings from discontinued operations           $  0.2              $  0.6
================================================================================

5. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs were included in our corporate unallocated operating results and were not recorded in the operation results of the respective business segment.

For the three months ended June 30, 2006, we recorded a restructuring charge of $22.4, which related to the elimination of 65 positions and write-off of fixed assets related to our Polymer Additives product line in our Performance Chemicals segment. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged to expense as follows: manufacturing cost of sales $22.1 and selling expense $0.3.

A summary of the second quarter 2006 Cytec Performance Chemicals restructuring charge is outlined in the table below:

--------------------------------------------------------
                                      Cytec Performance
                                          Chemicals
--------------------------------------------------------
Second quarter 2006 charges                      $22.4
--------------------------------------------------------
Reduction of prepaid pensions                     (0.7)
--------------------------------------------------------
Write-off of fixed assets                        (13.8)
--------------------------------------------------------
Balance at June 30, 2006                         $ 7.9
========================================================

Cash payments related to the above restructurings are expected to be substantially completed in early 2007.

In the first quarter of 2006, we recorded a restructuring charge of $1.7, which related to the elimination of 19 positions associated with our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $0.4, selling and technical services $0.5, research and process development $0.7 and administrative and general $0.1. In the second quarter, adjustments to the reserve of $0.1 were due to changes in foreign currency translation.

A summary of this 2006 Specialty Chemicals restructuring charge is outlined in the table below:



----------------------------------------------------------
                                        Cytec Specialty
                                           Chemicals
----------------------------------------------------------
First Quarter 2006 charges                       $ 1.7
Cash payments                                     (0.2)
----------------------------------------------------------
Balance at March 31, 2006                        $ 1.5
Currency translation adjustment                    0.1
Cash payments                                     (0.1)
==========================================================
Balance at June 30, 2006                         $ 1.5
==========================================================

Cash payments related to the above restructurings are expected to be substantially completed in 2006 except for certain long term severance payments.

In 2005, we recorded aggregate restructuring charges of $16.8, which related to the elimination of 136 positions worldwide. Of the total of 136 positions, 22 related to our Cytec Engineered Materials segment and 114 related to our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales, $5.0; selling and technical services, $3.7; research and process development, $0.8; and administrative and general, $7.3. In the first quarter and second quarter of 2006 we reduced this restructuring accrual by ($1.3) and ($0.7), respectively, primarily due to incurring less costs than originally estimated as a result of fewer than expected personnel reductions primarily due to attrition without severance and to personnel filling other open positions. The reduction in the first quarter was credited to expense as follows: manufacturing cost of sales, ($1.0): selling and technical services ($0.2) and research and process development, ($0.1). The reductions in the second quarter were credited as follows: manufacturing cost of sales ($0.5) and selling and technical services ($0.2). The reserve was also impacted by $0.2 currency translation adjustment.

A summary of the 2005 restructuring charges is outlined in the table below:


--------------------------------------------------------------------------------
                                        Cytec
                                     Engineered   Cytec Specialty
                                      Materials      Chemicals        Total
--------------------------------------------------------------------------------
2005 charges                            $  1.6        $ 15.2         $ 16.8
Cash payments                                -          (6.3)          (6.3)
--------------------------------------------------------------------------------
Balance at December 31, 2005            $  1.6          $8.9         $ 10.5
Reduction in estimated costs                 -          (1.3)          (1.3)
Cash payments                             (0.4)         (2.1)          (2.5)
--------------------------------------------------------------------------------
Balance at March 31, 2006               $  1.2        $  5.5         $  6.7
Reduction in estimated costs              (0.7)            -           (0.7)
Currency translation adjustment              -           0.2            0.2
Cash payments                                -          (2.3)          (2.3)
--------------------------------------------------------------------------------
Balance at June 30, 2006                $  0.5        $  3.4         $  3.9
================================================================================


Cash payments related to the above restructurings are expected to be substantially completed in 2006 except for certain long-term severance payments.

6. SHARE-BASED COMPENSATION

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

On January 1, 2006, we adopted SFAS 123R using the modified prospective method. Under this method, we are required to record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. Results for prior periods have not been restated. We previously accounted for our share-based compensation under the recognition and measurement principle of APB No. 25 and related Interpretations. Prior to the SFAS 123R adoption, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to the SFAS 123R adoption, compensation cost for restricted ("non-vested") stock was recorded based on the market value on the date of grant, and compensation cost for performance stock was recorded based on the market price of our common stock at the end of each period through the date of vesting. Compensation cost for non-vested and performance stocks was charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Stock appreciation rights payable in cash ("cash-settled SARS") were accounted for as liabilities under APB 25. Compensation cost for cash-settled SARS was recognized over the vesting period and through the life of the award based on changes in the market price of our common stock over the market price at the grant date.

As a result of the adoption of SFAS 123R, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $2.7 and $5.3 for the three and six months ended June 30, 2006, respectively. The effect on net earnings, cash provided by operating activities, and cash provided by financing activities were $1.7, $(1.3), and $1.3 respectively, for the three months ended June 30, 2006. The effect on net earnings, cash provided by operating activities, and cash provided by financing activities were $3.4, $(7.7), and $7.7 respectively, for the six months ended June 30, 2006. The effect on basic and diluted earnings per share was a reduction of $0.04 per share for the three months ended June 30, 2006, and $0.07 per share for the six months ended June 30, 2006. With the adoption of SFAS 123R, unearned compensation cost for non-vested and performance stocks was credited to additional paid-in capital on January 1, 2006. The compensation cost for performance stock is recorded based on the market value on the original date of grant, and not based on the price of our common stock at the end of each reporting period as formerly was required under APB No. 25. Compensation cost for cash-settled SARS is recognized based on the fair value of the award at the end of each period through the date of vesting, also a change from APB No. 25. SFAS 123R requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Prior to the SFAS 123R adoption, forfeitures were recorded as they occurred. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.6 and a non-cash credit of $0.4 for cash-settled SARS (as a result of the new requirement to record expense at fair value) and non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net charge of $1.2, net of a tax benefit of $0.7. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.03 per share. In addition, the unearned stock compensation cost at the adoption date of $3.1 relating to previous grants of non-vested and performance stocks was offset against additional paid-in capital.

The following table illustrates the effect on the net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to all share-based employee compensation for the three and six months ended June 30, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered period expenses in the pro forma amounts below:


                                                  Three Months      Six Months
                                                 Ended June 30,   Ended June 30,
                                                       2005             2005
--------------------------------------------------------------------------------
Net earnings as reported or restated                 $ 11.9            $  5.3
Add:
Stock-based employee compensation expense
 included in reported net earnings, net of
 related tax effects                                     0.0              0.6
Deduct:
Total stock-based employee compensation expense
 determined under fair-value-based method for all
 awards, net of related tax effects                     1.8               3.6
--------------------------------------------------------------------------------
Pro forma net earnings                               $ 10.1            $  2.3
================================================================================

Net earnings per share:
Basic, as reported or restated                       $ 0.26            $ 0.12
Basic, pro forma                                     $ 0.22            $ 0.05
Diluted, as reported or restated                     $ 0.25            $ 0.12
Diluted, pro forma                                   $ 0.21            $ 0.05
================================================================================


For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the quarters ended June 30, 2006, and 2005 are noted in the following table:

--------------------------------------------------------------------------------
                                                    2006               2005
--------------------------------------------------------------------------------
Expected life (years)                               5.7             5.8
Expected volatility                                37.6%           38.5%
Expected dividend yield                             0.81%           0.84%
Range of risk-free interest rate                4.4% - 4.7%     2.1% - 4.2%
Weighted-average fair value per option            $19.01          $17.78
================================================================================

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance shares), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2006, there are approximately 6,009,000 shares reserved for issuance under the 1993 Plan.

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS at 100% of the market price on the date the grant. Options and stock-settled SARS are generally exercisable in installments of 33 1/(3)% per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2006 is presented below.

------------------------------------------------------------------------------------------
                                                                Weighted
                                                  Weighted       Average
                                                  Average       Remaining       Aggregate
                                   Number of      Exercise     Contractual      Intrinsic
                                     Units         Price      Life (Years)        Value
------------------------------------------------------------------------------------------
Outstanding at December 31, 2005    5,137,923       $32.79
                         Granted      650,300        49.55
                       Exercised     (932,418)       32.30
                       Forfeited      (30,228)       43.25
    Outstanding at June 30, 2006    4,825,577       $35.07         5.5             $89.7
------------------------------------------------------------------------------------------
    Exercisable at June 30, 2006    3,678,278       $31.30         4.3             $82.2
------------------------------------------------------------------------------------------


------------------------------------------------------------------
                                                     Weighted
                                                    Average
                                   Number of     Grant Date Fair
                                     Units            Value
------------------------------------------------------------------
  Nonvested at December 31, 2005    1,101,746         $13.49
                         Granted      650,300          19.01
                          Vested     (583,583)         15.18
                       Forfeited      (21,164)         18.04
------------------------------------------------------------------
      Nonvested at June 30, 2006    1,147,299         $18.24
------------------------------------------------------------------

During the six months ended June 30, 2006, we granted 650,300 shares of stock-settled SARS and did not grant any stock options. We did not grant any stock-settled SARS before 2006. The weighted-average grant-date fair value of the stock-settled SARS granted during the six months ended June 30, 2006 was $19.01 per share, which are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $20.8. Treasury shares have been utilized and reissued upon stock option exercises. The total fair value of stock options vested during the six months ended June 30, 2006 was $8.9.

As of June 30, 2006, there was approximately $14.2 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.9 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of June 30, 2006 was approximately $0.3.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Tax benefit realized from stock options exercised were $1.3 and $7.7 for the three and six months ended June 30, 2006 and $0.5 and $3.6 for the three and six months ended June 30, 2005, respectively. Cash received from stock options exercised was $30.5 and cash used to settle cash-settled SARS was $0.3 for the six months ended June 30, 2006.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2004 and 2005 relate to the 2006 and 2007 performance periods, respectively. The total amount of share-based compensation expense recognized for non-vested and performance stock was $0.3 and $0.6 for the three and six months ended June 30, 2006 and $0.9 for the three and six months ended June 30, 2005, respectively.

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

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards" (" FSP 123R- 3"). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool ("APIC Pool") of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. After evaluating the alternative methods, we elected the alternative transition method described in FSP 123R-3 and used this method to estimate our APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, we estimated that our APIC Pool was $41.4. Exercises of stock options for the six months ended June 30, 2006 increased the APIC Pool to $49.0.

7. EARNINGS PER SHARE (EPS)

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

The following shows the reconciliation of weighted average shares:

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                               -------------------------------------------------------------------
                                                   2006                2005           2006               2005
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:             47,418,662        46,161,839     47,167,598         44,140,565
Effect of dilutive shares:
    Options                                       1,147,138           996,240      1,147,430          1,148,398
    Performance/Restricted Stock                     66,630            84,011         63,846             82,099
------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding              48,632,430        47,242,090     48,378,874         45,371,062
==================================================================================================================

8. INVENTORIES

Inventories consisted of the following:

        =================================================================
                                        June 30,            December 31,
                                          2006                  2005
        -----------------------------------------------------------------
        Finished goods                   $314.4              $ 288.4
        Work in process                    33.5                 26.3
        Raw materials & supplies          120.3                110.0
        -----------------------------------------------------------------
        Total inventories                $468.2              $ 424.7
        =================================================================

9. ASSOCIATED COMPANY AND MINORITY INTERESTS

Upon acquisition of Surface Specialties, we acquired a 50% ownership interest in SK Cytec Co., Ltd., a joint venture that manufacturers and sells similar products to those sold by Surface Specialties. The operations of SK Cytec Co., Ltd. are not material to the operations of the Company.

Upon acquisition of Surface Specialties, Cytec also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and amount to $0.2 and $0.2 for the three months ended June 30, 2006 and 2005 and $0.4 and $0.3 for the six months ended June 30, 2006 and 2005, respectively. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and total $1.8 and $1.8 as of June 30, 2006 and 2005, respectively.

10. DEBT

Long-term debt, including the current portion, consisted of the following:

===========================================================================================================
                                                           June 30, 2006                December 31, 2005
-----------------------------------------------------------------------------------------------------------
                                                                      Carrying                    Carrying
                                                         Face           Value         Face          Value
-----------------------------------------------------------------------------------------------------------
Five-Year Term Loan Due February 14, 2010             $  333.0           333.0     $  461.2       $  461.2
6.75% Notes Due March 15, 2008                           100.0            99.1        100.0           98.8
5.5% Notes Due October 1, 2010                           250.0           249.7        250.0          249.6
4.6% Notes Due July 1, 2013                              200.0           201.6        200.0          201.7
6.0% Notes Due October 1, 2015                           250.0           249.4        250.0          249.4
Other                                                     52.6            52.7         16.0           16.0
-----------------------------------------------------------------------------------------------------------
                                                      $1,185.6         1,185.5     $1,277.2       $1,276.7
Less: Current maturities                                   6.7             6.7         51.2           51.2
-----------------------------------------------------------------------------------------------------------
Long-term debt                                        $1,178.9         1,178.8     $1,226.0       $1,225.5
===========================================================================================================

The five-year term loan requires a payment of the lesser of $72.5 or the then outstanding balance each December through 2008 with a final payment due February 2010. As of June 30, 2006, we have prepaid the $72.5 due in December 2006 and December 2007 and $33.0 of the $72.5 due in December 2008. At June 30, 2006, we may borrow up to an additional $311.0 under our $350.0 revolving credit facility. Borrowing against this facility totaled $39.0 at June 30, 2006. The facilities contain covenants that are customary for such facilities.

The weighted-average interest rate on our debt was 4.73% and 4.37% for the six months ended June 30, 2006 and 2005, respectively.

11. CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2006 and December 31, 2005, the aggregate environmental related accruals were $103.8 and $102.9, respectively. As of June 30, 2006 and December 31, 2005, $7.5 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2006 and 2005 was $1.3 and $1.0, respectively, and for the six months ended June 30, 2006 and 2005 was $2.0 and $2.2, respectively.

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

As of June 30, 2006 and December 31, 2005, the aggregate self-insured and insured contingent liability was $65.4 and $65.8, respectively, and the related insurance recovery receivable related to the liability as well as claims for past payments was $37.9 at June 30, 2006 and $37.7 at December 31, 2005. The asbestos liability included in the above amounts at June 30, 2006 and December 31, 2005 was $47.5 and $47.8, respectively, and the insurance receivable related to the liability as well as claims for past payments was $35.0 at June 30, 2006 and $34.7 at December 31, 2005. We anticipate receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended     Year Ended
                                                                       June 30,        December 31,
                                                                         2006              2005
                                                                 ------------------   ----------------
Number of claimants at beginning of period                               18,100             28,000
Number of claimants associated with claims closed during period         (10,900)           (12,000)
Number of claimants associated with claims opened during period           2,800              2,100
                                                                 ------------------   ----------------
Number of claimants at end of period                                     10,000             18,100
======================================================================================================

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case. The significant decline in the number of claimants during 2006 primarily reflects disposition of a large number of unwarranted filings in Mississippi made immediately prior to the institution of tort reform legislation in that state effective January 1, 2003.

Our asbestos liability and related insurance receivable is based on a study we commissioned in 2003 by the Actuarial and Analytics Practice of AON Risk Consultants ("AON"). We provided AON with, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, and dismissal rates by claim. The actuarial methodology employed by AON was primarily based on epidemiological data assumptions regarding asbestos disease manifestation, the information provided by us, and the estimates of claim filing and indemnity costs that may occur in the future. In conjunction with AON, we also conducted a detailed review of our insurance policies and estimated insurance recoveries in 2003. We expect to recover close to 50% of our future indemnity costs and certain defense and processing costs already incurred. We anticipate updating the study later in 2006 and approximately every three years thereafter or earlier if circumstances warrant.

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

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We obtained a court order in France to enforce the award, which order was appealed by SNF. In March, 2006, the Court of Appeal of Paris denied SNF's appeal and affirmed the court order. In the second quarter of 2006, we collected
(euro)12.2 ($15.6) related to the arbitration award including interest which is included in other income, expense (net). Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings and has also filed a final appeal of the order enforcing the award. We believe that the complaint and the appeal are without merit.

In February 2006, a subsidiary of DSM filed a lawsuit against us seeking immediate dissolution of American Melamine Industries ("AMEL"), the melamine manufacturing joint venture between DSM and Cytec, or the appointment of a receiver for the joint venture, the rescission of the manufacturing services agreement between Cytec and AMEL and compensatory damages. In May 2006, the court denied DSM's request for relief. In July 2006, DSM agreed to pay us $7.4 to settle past and future obligations under the manufacturing services agreement, dismiss the lawsuit, and agreed to transfer their 50% interest in AMEL to us. The agreement was effective August 1, 2006.

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

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2005 are set forth in Note 11 of the Notes to Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and six months ended June 30, are as follows:

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                       June 30,
                                                        2006            2005           2006            2005
--------------------------------------------------------------------------------------------------------------
Net earnings as reported or restated                  $ 48.4         $  11.9        $  86.4          $  5.3
Other comprehensive income (loss):
     Minimum pension liability adjustments                 -             6.0              -             5.0
     Unrealized gains on cash flow hedges               (9.3)           (0.8)          (8.6)            0.8
     Foreign currency translation adjustments           24.8           (53.5)          38.6           (62.1)
--------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                           $ 63.9         $ (36.4)       $ 116.4          $(51.0)
==============================================================================================================

13. INCOME TAXES

The effective rate for the three and six months ended June 30, 2006 was a tax provision of 18.4% ($10.9) and 22.5% ($25.4), respectively, compared to a tax benefit of 425% ($15.3) and 119% ($29.0) for the three and six months ended June 30, 2005. The 2006 effective tax rate for the quarter and year to date was favorably impacted by the continued mix of earnings reported in countries with lower tax rates compared to the U.S., a tax benefit from a restructuring charge recorded at 29.6%, and the favorable decision in a legal dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits, as more fully discussed below, offset to a lesser extent by the December 31, 2005 expiration of the U.S. research and development tax credit. In the event the U.S. government again elects to extend this credit consistent with prior tax law, this will likely have a favorable impact on our effective tax rate going forward. Excluding these items, the underlying annual effective tax rate for the six months ended June 30, 2006 was 27%.

The 2005 effective tax rate for the quarter and year to date was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $9.6 due to partial resolution of a tax audit in Norway. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the underlying annual effective tax rate for the six months ended June 30, 2005 was 27%.

In May, 2006, we received notice that the Internal Revenue Service approved the final settlement with respect to a federal income tax audit for the 2002 and 2003 calendar years. Such approval resulted in a minor tax refund, which was recorded in the second quarter of 2006. We also recorded a reduction in tax expense of approximately $3.5 for the three months ended June 30, 2006 to reflect the final resolution of this audit. The IRS is also currently preparing to conduct audits of our tax returns for the years 2004 and 2005, commencing in late 2006.

In 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($13.4). We have retained tax counsel to assist in our continuing defense of the final assessment given our vigorous defense in protesting this taxable income increase. Notwithstanding our meritorious defenses in these matters, in prior years as these matters developed, we accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability of the assessment including interest thereon.

The above Norway final assessment reflected a 20.7 Norwegian krone decrease in the assessed tax liability compared with the prior audit report issued by the tax authorities. As a result, we recorded a corresponding reduction in tax expense of approximately $4.2, including interest, in the quarter ended June 30, 2005 to reflect this final assessment.

In 2005, we also received notice from the Norwegian authorities demanding a tax payment of 56.0 Norwegian krone ($8.5) plus accrued interest regarding this matter, and remitted this amount as a deposit pending final resolution of this dispute. The accrued balance at June 30, 2006 for this contingency was 29.1 Norwegian krone ($4.7). Assuming the dispute resolution process follows a normal course, a complete resolution of the Norwegian issue will probably occur in late 2006 or early 2007.

We also received a separate notice from the Norwegian tax authorities in the second quarter of 2005 disclosing a complete termination of pleadings regarding a potential Norway permanent establishment ("PE") with respect to a Company affiliate. Given the favorable resolution of this PE issue, we further adjusted our contingency reserves accordingly and recorded a reduction in tax expense of $5.4, including interest, in the second quarter ended June 30, 2005.

14. OTHER FINANCIAL INFORMATION

On May 2, 2006, the Board of Directors declared a $0.10 per common share cash dividend, paid on May 25, 2006 to shareholders of record as of May 12, 2006. Cash dividends paid in the second quarter of 2006 and 2005 were $4.7 and $4.6, respectively, and for the six months ended June 30, 2006 and 2005 were $9.4 and $8.6, respectively. On July 20, 2006, the Board of Directors declared a $0.10 per common share cash dividend, payable on August 25, 2006 to shareholders of record as of August 11, 2006.

Income taxes paid for the six months ended June 30, 2006 and 2005 were $30.8 and $30.6, respectively. Interest paid for the six months ended June 30, 2006 and 2005 was $18.5 and $36.3, respectively. Interest income for the six months ended June 30, 2006 and 2005 was $1.1 and $1.8, respectively.

Included in due from related party are certain tax reimbursements to be received from UCB in accordance with the terms of the purchase agreement entered into in connection with the acquisition of Surface Specialties. Included in accrued expenses are immaterial amounts due to UCB under certain transition services agreements.

15. SEGMENT INFORMATION

We have previously restated segment information for all periods presented in order to reflect our current organizational structure as announced in October 2005.

Summarized segment information for our four segments for the three and six months ended June 30 is as follows:

                                            Three Months Ended                            Six Months Ended
                                                 June 30,                                     June 30,
                                     ---------------------------------           -----------------------------------
                                        2006                 2005                    2006                  2005
                                     -----------          ------------           -------------         -------------
Net sales

Cytec Performance Chemicals
     Sales to external customers      $  229.6            $    227.3              $    455.6            $    423.2
     Intersegment sales                    2.1                   1.7                     3.9                   2.8
Cytec Surface Specialties                390.8                 371.2                   764.7                 539.5
Cytec Engineered Materials               151.6                 141.0                   290.7                 268.8
Building Block Chemicals
     Sales to external customers          81.1                  73.9                   161.5                 145.8
     Intersegment sales                   23.2                  21.6                    46.3                  44.8
                                         -------             ---------               ---------             ---------
Net sales from segments                  878.4                 836.7                 1,722.7               1,424.9
Elimination of intersegment revenue      (25.3)                (23.3)                  (50.2)                (47.6)
                                         -------             ---------               ---------             ---------

Net sales                             $  853.1            $    813.4              $  1,672.5            $  1,377.3
====================================================================================================================

                                                  % of                  % of                    % of                  % of
                                                 sales                 sales                   sales                  sales
                                                 -------               -------                 -------               --------
Earnings (loss) from operations
-------------------------------

Cytec Performance Chemicals           $   18.3       8%   $     15.4       7%     $     36.2       8%   $     23.1        5%
Cytec Surface Specialties                 29.5       8%         15.6       4%           58.9       8%         (12.3)     -2%
Cytec Engineered Materials                28.3      19%         25.3      18%           52.2      18%         48.7       18%
Building Block Chemicals                   6.2       6%          6.7       7%            5.9       3%         14.0        7%
                                         -------             ---------               ---------             ---------

Earnings from segments                    82.3       9%         63.0       8%          153.2       9%         73.5        5%

Corporate and Unallocated (1)            (24.2)                 (2.1)                  (26.8)                 (5.5)
                                         -------             ---------               ---------             ---------

Earnings from operations              $   58.1       7%   $     60.9       7%     $    126.4       8%   $     68.0        5%
====================================================================================================================

(1) Includes $22.4 of restructuring charges in the second quarter of 2006 related to our Polymer Additives business in our Performance Chemicals segment (see Note 5)

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

                                        Cytec             Cytec            Cytec
                                     Performance         Surface         Engineered
                                     Specialties       Specialties       Materials     Corporate        Total
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005              $  101.5         $ 668.7          $ 241.3         $  0.7      $ 1,012.2
     Currency translation                    0.6            29.9             (0.1)             -           30.4
     Other                                     -            (2.6)               -              -           (2.6)
-----------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006                  $  102.1         $ 696.0          $ 241.2         $  0.7      $ 1,040.0
=================================================================================================================

We recorded a reduction to goodwill of $2.6 in early 2006 as a result of finalizing the purchase price allocation of Surface Specialties business.

Other acquisition intangibles consisted of the following major classes:

                                                                            Accumulated
                          Weighted        Gross carrying value              amortization            Net carrying value
                           Average       --------------------------------------------------------------------------------
                             Useful
                               Life       June 30, December 31,      June 30,   December 31,      June 30,  December 31,
                            (years)         2006         2005          2006           2005          2006          2005
-------------------------------------------------------------------------------------------------------------------------
Technology-based               15.2       $ 53.8       $ 52.2       $(17.1)        $(15.0)        $ 36.7        $ 37.2
Marketing-related             < 2.0          1.8            -         (0.9)             -            0.9             -
Marketing-related              15.0         62.8         58.9        (12.2)          (9.0)          50.6          49.9
Marketing-related              40.0         42.0            -            -              -           42.0             -
Marketing-related        indefinite            -         41.8            -              -              -          41.8
Customer-related               15.0        405.6        389.6        (41.1)         (27.0)         364.4         362.6
-------------------------------------------------------------------------------------------------------------------------
Total                                     $566.0       $542.5       $(71.3)        $(51.0)        $494.6        $491.5
=========================================================================================================================

Amortization of acquisition intangibles for the three months ended June 30, 2006 and 2005 was $9.3 and $8.8, respectively and for the six months ended June 30, 2006 and 2005 were $18.0 and $12.8, respectively. Amortization expense for the six months ended June 30, 2005 includes four months of amortization of the acquisition intangibles associated with the purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles is $37.4 for the fiscal year 2006, $37.3 for the year 2007, $36.7 per year for the years 2008 through 2009 and $36.6 for the year 2010.

At December 31, 2005, $41.8 of marketing-related intangibles related to trade names in the Radcure product line purchased in the Surface Specialties acquisition were classified as having indefinite lives. Management performed its annual review of non-amortizable intangible assets in the second quarter of 2006 following completion of the 2006 strategic planning process. As a result, the strategic plan included decisions to cease utilization of two minor trade names in the Radcure portfolio, one in June 2006 and the other by the end of 2007. As of June 30, 2006, the fair value of these two trade names was determined to be $1.8 and has been reclassified accordingly in the table above. The first has been fully amortized in the quarter and the second is being amortized through the end of 2007. In addition, management revised its estimate of the useful life of the remaining Radcure trade name portfolio from indefinite to an estimated life of 40 years. As of June 30, 2006, the remaining portion of Radcure trade name had a fair value of $42.0. This has also been reclassified in the table above and amortization of these trade names will begin effective July 1, 2006.

17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At June 30, 2006, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2006, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $109.5. Of this total, $88.3 was attributed to the net exposure in forward selling of U. S. dollars. The remaining $21.2 was the net exposure in forward buying of Euros, translated into
U. S. dollar equivalent amount. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2006, was approximately $1.9.

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to reduce the amount of the net investment hedge. At June 30, 2006, we had designated forward contracts to purchase (euro)45.0.

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Notes due October 1, 2010 and 10-Year Notes due October 1, 2015. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. At June 30, 2006, the unfavorable fair values of the five and ten year swaps were $14.4 and $16.2, respectively.

Commodity Hedging Activities

At June 30, 2006, the Building Block Chemicals segment Fortier plant's 2006 remaining forecasted natural gas utility requirements were 45% hedged utilizing natural gas forward contracts at an average cost of $9.35 per MMBTU. These contracts had a total fair value of $4.1 and delivery dates ranging from July, 2006 to December, 2006. Due to market conditions, we are transitioning from natural gas forward contracts to natural gas swaps to hedge the plant's future utility requirements. At June 30, 2006, 63% of the plant's 2006 remaining forecasted natural gas utility requirements were hedged through natural gas swaps and forwards.

At June 30, 2006, we held natural gas swaps, including the gas swaps for Fortier plant, with an unfavorable fair value of $3.5, which will be reclassified into Manufacturing cost of sales through June 2007 as these swaps are settled.

For more information regarding our hedging activities and derivative financial instruments, refer to Note 5 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K.

18. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                               Pension Plans                       Postretirement Plans
                                    ---------------------------------        -----------------------------

                                                         Three Months Ended June 30,
                                    ----------------------------------------------------------------------
                                             2006               2005                2006             2005
----------------------------------------------------------------------------------------------------------
Service cost                        $        6.5       $       7.1       $         0.3      $       0.2
Interest cost                               11.0               8.2                 3.4              3.6
Expected return on plan assets             (10.8)             (9.8)               (1.2)            (1.3)
Net amortization and deferral                4.1               3.2                (2.3)            (2.6)
                                       -----------        -----------        ------------       ----------
Net periodic cost                   $       10.8       $       8.7       $         0.2      $      (0.1)
----------------------------------------------------------------------------------------------------------

                                                          Six Months Ended June 30,
                                    ----------------------------------------------------------------------
                                             2006              2005                2006             2005
----------------------------------------------------------------------------------------------------------
Service cost                        $       12.5       $      11.6       $         0.6      $       0.5
Interest cost                               21.6              17.9                 6.8              7.2
Expected return on plan assets             (21.3)            (19.8)               (2.4)            (2.6)
Net amortization and deferral                7.5               6.0                (4.6)            (5.3)
                                       -----------        -----------        ------------       ----------
Net periodic cost                   $       20.3       $      15.7       $         0.4      $      (0.2)
==========================================================================================================

We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, that we expected to contribute $23.8 and $19.4, respectively, to our pension and postretirement plans in 2006. Through June 30, 2006, $14.7 and $7.8 in contributions were made, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2006 and 2005 were $4.9 and $4.3, respectively, and for the six months ended June 30, 2006 and 2005 were $9.3 and $9.1 respectively.

19. SUBSEQUENT EVENT

In July 2006, we announced we had reached a definitive agreement to sell our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira") for approximately $240.0 cash. The water treatment and acrylamide product lines had 2005 sales of approximately $300.0. We expect to record a gain on this transaction. Net proceeds after tax, which are estimated at $200.0 from the sale will be utilized for debt reduction.

The sale is expected to close in two phases. The first phase will include the assets of the Mobile, Alabama, Longview, Washington and Bradford, UK manufacturing sites. Also included in the first phase would be the acrylamide manufacturing plant at the Fortier, Louisiana facility. The second phase will include the manufacturing site in Botlek, the Netherlands. The first closing is expected to occur by the end of September, 2006, with the second closing expected in early 2007. Between the first and second closings, we will contract manufacture and sell water treatment chemicals and acrylamide at the Botlek site solely to Kemira. Both closings are subject to regulatory approval and certain other conditions.

The acrylamide manufacturing plant in Fortier, Louisiana will be operated by our personnel under a long term manufacturing agreement. We will continue to supply acrylonitrile to the acrylamide plants under a long term supply agreement. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites, and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama site and various other products at the Botlek site. Kemira has agreed to offer employment to the approximately 480 employees who are involved in the operations of the product lines.

Also in July 2006, we announced we had reached agreement with DSM for the early termination of our 50/50 manufacturing joint venture, AMEL as well as the dismissal of all legal action between the parties concerning this joint venture. See Note 11 for further details.

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

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Global oil and natural gas costs in certain countries are significantly higher than the year ago period and many of our raw materials are derived from these two commodities. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of our raw materials.

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). For further details see Note 6 to the Consolidated Financial Statements

Quarter Ended June 30, 2006, Compared With Quarter Ended June 30, 2005

Consolidated Results

Net sales for the second quarter of 2006 were $853.1 compared with $813.4 for the second quarter of 2005. In the Cytec Surface Specialties segment, sales increased primarily as a result of increased volumes in the Radcure resins and powder coating resins product lines partially offset by net selling price reductions. Cytec Performance Chemical sales were up modestly as higher selling prices were partially offset by lower volumes in the water treatment chemicals and specialty additives product lines. The Cytec Engineered Materials segment sales increase was mainly volume related with higher sales to the large commercial aircraft and rotorcraft markets as well as price increases in a number of markets. The Building Block Chemicals segment sales increased as a result of increased selling prices partially driven by higher raw material and energy costs.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $688.2 or 81% of sales during the second quarter of 2006 compared with $639.1 or 79% of sales for the second quarter of 2005. The second quarter 2006 increase is primarily due to the higher sales volumes and higher raw material costs of $7.2 as well as a net restructuring charge of $21.6 primarily related to our Polymer Additives business. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charges. Also included in the 2006 result is the charge related to stock options and stock-settled SARS of $0.5 due to the adoption of SFAS 123R in 2006. Included in the second quarter 2005 was $10.3 of amortization of the excess of the fair value of the finished goods inventory over normal manufacturing cost for the acquired business.

Selling and technical services was $54.2 in 2006 versus $58.1 in the prior year. The decrease was primarily attributable to cost reduction initiatives in the Surface Specialties segment, partially offset by the charge of $0.8 related to stock options and stock-settled SARS due to the adoption of SFAS 123R in 2006.

Research and process development was $17.2 in 2006 versus $19.9 in the prior year. This decrease was primarily attributable to cost reduction initiatives in the Performance Chemicals and Surface Specialties segments, partially offset by the charge of $0.2 related to stock options and stock-settled SARS due to the adoption of SFAS 123R in 2006.

Administrative and general expenses were $26.1 in 2006 which was slightly down versus $26.6 in the prior year. Included in the 2006 results is $1.0 for integration expenses primarily associated with transition off of UCB's information technology system infrastructure and the charge of $1.2 related to stock options and stock-settled SARS due to the adoption of SFAS 123R in 2006. The 2005 results included $2.4 for an increase in accrual related to a settlement of a certain legal claim.

Amortization of acquisition intangibles was $9.3 in 2006 versus $8.8 in the prior year. The slight increase primarily resulted from the accelerated amortization of certain Radcure trademarks in the Surface Specialties segment.

Other income (expense), net was income of $14.9 in 2006 compared with expense of $30.5 in the prior year. Included in the second quarter of 2006 is a gain of $15.6 in connection with proceeds collected in an arbitration award of the commercial dispute as discussed in Note 11 - Contingencies and Commitments. Included in the 2005 results was a loss of $28.0 related to derivative contracts entered into to hedge interest rate exposure associated with the acquisition of Surface Specialties.

Equity in earnings of associated companies was $0.9 versus $4.5 in the prior year. On June 1, 2005, we sold our 50% ownership stake in CYRO Industries to our joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $14.6 in 2006 compared with $38.5 in the prior year. Included in the 2005 results were $21.0 of interest charges and $1.0 of unamortized put premiums and rate lock agreements related to the optional redemption of the Mandatory Par Put Remarketed Securities (MOPPRS) in May 2005.

The effective tax rate for the quarter ended June 30, 2006 was a tax provision of 18.4% ($10.9) compared to a tax benefit of 425% ($15.3) for the quarter ended June 30, 2005. The 2006 effective tax rate for the quarter was favorably impacted by a tax benefit from a restructuring charge recorded at 29.6%, and the gain related to the previously mentioned legal dispute partially recorded in a lower tax entity, resulting in an effective rate of 20%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of 2002 and 2003 U.S. tax audits. Excluding these items, the underlying annual effective tax rate for the three months ended June 30, 2006 was 27%. The 2005 effective tax rate for the quarter was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $9.6 due to partial resolution of a tax audit in Norway. Excluding these items, the underlying annual effective tax rate for the three months ended June 30, 2005 was 27%.

Earnings from discontinued operations were $0.2 in 2005 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

Net earnings for 2006 were $48.4 ($1.00 per diluted share), an increase over the net earnings of $11.9 ($0.25 per diluted share) in 2005. Included in the quarter is an after-tax net restructuring charge of $15.4, an after-tax gain of $12.4 related to a favorable resolution of a legal dispute and an income tax benefit of $3.5 related to the completion of prior years tax audits. The improvement in net earnings is the result of the higher sales, increased production levels and the benefits of the Company's previous restructuring initiatives.

Net earnings for 2005 include an after-tax charge of $7.5 related to amortization of inventory step up and an after-tax charge of $17.7 related to interest rate derivative transactions both related to the Surface Specialties acquisition, an after-tax charge of $1.8 related to an anticipated settlement of a certain legal matter, an after-tax charge of $14.0 related to the early redemption of the MOPPRS and an income tax benefit of $9.6 related to partial resolution of a tax audit in Norway with respect to prior years tax returns.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below and reflect the new organizational and reporting structure of our reportable segments for all periods presented.

Cytec Performance Chemicals

                                                                                                % Change Due to
                                                                       Total         --------------------------------
                                          2006         2005          % Change         Price   Volume/Mix   Currency
---------------------------------------------------------------------------------------------------------------------
North America                             $ 86.2     $ 91.6              -6%           3%        -9%          -
Latin America                               33.2       31.5               6%           1%         2%          3%
Asia/Pacific                                31.7       33.2              -5%           1%        -5%         -1%
Europe/Middle East/Africa                   78.5       71.0              11%          -1%        12%          -
                                         ----------------------
Total                                     $229.6     $227.3               1%           2%        -1%          -
=====================================================================================================================

Overall selling volumes were down 1% primarily attributable to lower volumes in the paper sector of our water treatment chemicals business and competitive price pressure in our specialty additives product line. Lower selling volumes for these product lines were partially offset with increases in mining chemicals and the pressure sensitive adhesives product line. On a regional basis, sales volumes declined in North America (all product lines except mining chemicals) and Asia/Pacific (primarily polymer additives and water treatment chemicals). Sales volumes increased 12% in Europe/Middle East/Africa principally in water treatment chemicals, mining chemicals and polymer additives due to better overall demand. Overall average price increased 2% as a result of implementation of price increase initiatives in mining and surcharges in water treating.

Earnings from operations were $18.3, or 8% of sales, compared with $15.4, or 7% of sales, in 2005. The increase in earnings is primarily attributable to the benefits of our restructuring initiatives and a better product mix. Increases in selling prices of $3.3 did not cover higher raw material costs of $4.5. Also included is expense of $0.9 for stock options and stock-settled SARS related to SFAS 123R. Included in 2005 is a charge of $1.3 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition.


Cytec Surface Specialties

                                                                                                % Change Due to
                                                                       Total         --------------------------------
                                          2006         2005          % Change         Price   Volume/Mix   Currency
---------------------------------------------------------------------------------------------------------------------
North America                            $ 93.9        $ 96.2            -2%            1%         -3%         -
Latin America                              15.1          12.9            17%            3%         10%         4%
Asia/Pacific                               69.4          55.4            25%           -6%         32%        -1%
Europe/Middle East/Africa                 212.4         206.7             3%           -2%          5%         -
                                        ------------------------
Total                                    $390.8        $371.2             5%           -2%          7%         -
=====================================================================================================================

Selling volumes increased 7% primarily due to increased sales of the Radcure resins and powder coating resins product lines in all regions. Liquid coating resins overall selling volumes were essentially flat with declines in North America offset by increases in Asia/Pacific. Selling prices net decreased 2% primarily attributable to lower selling prices in the Radcure resins and powder coating resins product lines due to competitive pressure in the lower technology products partially offset by increases in liquid coating resins.

Earnings from operations were $29.5, or 8% of sales, compared with $15.6 or 4% of sales in 2005. The increase in earnings is primarily attributable to the higher selling volumes, lower raw material costs, principally in the Radcure resins product line, of $2.7 and the benefits of our restructuring initiatives, partially offset by lower selling prices of $5.3. Also included is expense of $0.8 for stock options and stock-settled SARS related to SFAS 123R. The 2005 results included a charge of $9.0 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition.

Cytec Engineered Materials

                                                                                                % Change Due to
                                                                       Total         --------------------------------
                                          2006         2005          % Change         Price   Volume/Mix   Currency
---------------------------------------------------------------------------------------------------------------------
North America                            $ 95.4       $ 90.6            5%             2%           3%          -
Latin America(1)                            0.3          0.3            -              -            -           -
Asia/Pacific                               12.5          7.0           79%             6%          73%          -
Europe/Middle East/Africa                  43.4         43.1            1%             4%          -3%          -
                                         ----------------------
Total                                    $151.6       $141.0            8%            3%            5%          -
=====================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 5% with higher sales to the large commercial aircraft and rotorcraft markets and overall prices increased 3% due to price increases in all regions and across a number of markets. North America and Asia/Pacific sales volumes increased 3% and 73%, respectively, with the increases coming primarily from the large commercial aircraft and rotorcraft markets primarily due to increased build rates for these aircraft. Europe selling volumes were down primarily due to the completion of a high performance automotive program in early 2006.

Earnings from operations were $28.3, or 19% of sales, compared with $25.3, or 18% of sales, in 2005. The impact of the increased sales volumes, selling prices and lower raw material costs of $1.5 was partially offset by increased costs in manufacturing to support the higher production volumes and expense of $0.6 for stock options and stock-settled SARS related to SFAS 123R.

Building Block Chemicals (Sales to external customers)

                                                                                                % Change Due to
                                                                       Total         --------------------------------
                                          2006         2005          % Change         Price   Volume/Mix   Currency
---------------------------------------------------------------------------------------------------------------------
North America                             $42.0        $37.3             13%           10%            3%       -
Latin America(1)                            1.4          0.7              -             -             -        -
Asia/Pacific                                3.0         13.2            -77%           -8%          -69%       -
Europe/Middle East/Africa                  34.7         22.7             53%           16%           37%       -
                                         ---------------------
Total                                     $81.1        $73.9             10%            9%            1%       -
=====================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes were up 1% and selling prices were up 9% primarily in the acrylonitrile product line due to increased raw material costs and tighter supply/demand conditions.

Earnings from operations were $6.2 or 8% of sales, compared with $6.7, or 9% of sales, in 2005. The decrease in earnings was primarily due to raw material cost increases of $6.9 which slightly exceeded selling price increases of $6.3. In addition, the inefficiencies in the melamine production facility due to the manufacturing joint venture partner requesting no product reduced earnings approximately $1.0. In addition, included in earnings from operations is expense of $0.3 for stock options and stock appreciation rights settled in stock related to SFAS 123R.

Six Months Ended June 30, 2006, Compared With Six Months Ended June 30, 2005

Consolidated Results

Net sales for the first six months of 2006 were $1,672.5 compared with $1,377.3 for the prior year period. In the Cytec Surface Specialties segment, sales increased primarily as a result of the inclusion of two additional months of Surface Specialties acquired on February 28, 2005 and higher selling volumes. The Cytec Performance Chemicals segment experienced increased sales which were due in part to increased volumes and selling price increase initiatives plus the inclusion of sales of the acquired pressure sensitive adhesives and polyurethanes product lines of Surface Specialties. The Cytec Engineered Materials segment sales increase was primarily volume related with higher sales to the large commercial aircraft and rotorcraft markets and price increases in a number of markets, partially offset by lower sales to the performance auto and launch vehicles markets. The Building Block Chemicals segment sales increase is split between higher selling prices and volumes.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,334.1 or 80% for the first six months of 2006 compared with $1,079.4 or 78% of sales for the first six months of 2005. Most of the increase is associated with higher selling volumes, the inclusion of two additional months of Surface Specialties acquired on February 28, 2005, higher raw material costs of $32.8 partially offset by a favorable currency exchange on raw materials of $8.7, as well as a net restructuring charge of $21.0 in 2006. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charges. Also included in the 2006 result is the charge of $1.0 related to stock options and stock-settled SARS due to the adoption of SFAS 123R. The 2005 results include $20.8 of amortization of the excess of the fair value of the finished goods inventory for the acquired Surface Specialties business over normal manufacturing cost.

Selling and technical services was $106.9 in 2006 versus $102.8 in the prior year. Research and process development was $36.1 in 2006 versus $32.8 in the prior year. Administrative and general expenses were $51.0 in 2006 versus $44.5 in the prior year. The increases was primarily attributable to the inclusion of expenses relating to Surface Specialties acquired on February 28, 2005 and charges related to stock options and stock-settled SARS due to the adoption of SFAS 123R of $1.6, $0.3, and $2.4 for selling and technical services, research and development and administrative and general expenses, respectively. Also the first six months of 2006 includes integration expenses of $1.0 associated with transitioning off of UCB's information technology system infrastructure.

The write-off of acquired in-process research and development of $37.0 in the prior year was the result of the Surface Specialties acquisition.

Amortization of acquisition intangibles was $18.0 in 2006 versus $12.8 in the prior year. This increase was primarily attributable to the inclusion of expenses relating to Surface Specialties acquired on February 28, 2005 and increases in amortization of Radcure Trademarks as discussed in the quarter results.

Other income (expense), net was income of $14.0 in 2006 compared with expense of $50.8 in the prior year. Included in the first six months of 2006 is a gain of $15.6 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 11 - Contingencies and Commitments. Included in the first six months of 2005 are charges of $47.9 related to derivative contracts entered into to hedge currency and interest rate exposure associated with the acquisition of Surface Specialties.

Equity in earnings of associated companies was $1.7 versus $6.6 in the prior year. On June 1, 2005, we sold our 50% ownership stake in CYRO Industries to our joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $29.1 in 2006 compared with $48.1 in the prior year. The first six months of 2005 include $21.0 of interest charges and $1.0 of unamortized put premiums and rate lock agreements related to the optional redemption of the Mandatory Par Put Remarketed Securities (MOPPRS) in May 2005. Excluding these 2005 charges, interest expense is up slightly due to the higher outstanding weighted-average debt balance related to the acquisition of Surface Specialties on February 28, 2005.

The effective rate for the six months ended June 30, 2006 was a tax provision of 22.5% ($25.4) compared to a tax benefit of 119% ($29.0) for the six months ended June 30, 2005. The 2006 effective tax rate was favorably impacted by a tax benefit from a restructuring charge recorded at 29.6%, and the gain on the favorable decision in a previously mentioned legal dispute partially recorded in a lower tax entity, resulting in an effective rate of 20%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of 2002 and 2003 U.S. tax audits. Excluding these items, the underlying annual effective tax rate for the six months ended June 30, 2006 was 27%. The 2005 effective tax rate was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $9.6 due to partial resolution of a tax audit in Norway. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the underlying annual effective tax rate for the six months ended June 30, 2005 was 27%.

Earnings from discontinued operations were $0.6 in 2005 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

Net earnings for 2006 were $86.4 ($1.79 per diluted share) compared with net earnings for 2005 of $5.3 ($0.12 per diluted share). Included is an after-tax net restructuring charge of $15.7, an after-tax gain of $12.4 related to a favorable resolution of a legal dispute, an income tax benefit of $3.5 related to the completion of prior years tax audits and the cumulative effect of an accounting change after-tax charge of $1.2 related to the adoption of SFAS 123R. The improvement in net earnings is primarily related to higher selling volumes, increased selling prices, two additional months of the Surface Specialties acquisition that was acquired on February 28, 2005, increased production levels and the benefits of the Company's recent restructuring initiatives partially offset by higher raw material costs.

Net earnings for 2005 included an after-tax charge of $15.2 related to amortization of inventory step up related to the Surface Specialties acquisition, an after-tax charge of $37.0 for the write-off of research and development expenses related to the Surface Specialties acquisition, an after-tax charge of $30.4 related to currency and interest rate derivative transactions related to the Surface Specialties acquisition, an after-tax charge of $1.8 related to an anticipated settlement of a certain legal matter, an after-tax charge of $3.2 related to a settlement of a dispute over an environmental matter, $0.9 after-tax charge for employee redundancy costs, an after-tax charge of $14.0 related to the early redemption of the MOPPRS and an income tax benefit of $25.7 related to prior year tax returns.


Segment Results

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below and reflect the new organizational and reporting structure of our reportable segments for all periods presented.

Cytec Performance Chemicals

                                                                                      % Change Due to
                                                         Total         ----------------------------------------------------
                               2006        2005        % Change       Price      Volume/Mix       Acquisition      Currency
----------------------------------------------------------------------------------------------------------------------------
North America                 $176.2      $175.0           1%          4%           -7%              4%              -
Latin America                   67.2        60.0          12%          -             8%              -               4%
Asia/Pacific                    60.6        59.2           2%          -             -               2%              -
Europe/Middle East/Africa      151.6       129.0          18%          2%           10%              9%             -3%
                             -----------------------
Total                         $455.6      $423.2           8%          2%            1%              5%              -
=============================================================================================================================

Overall selling volumes increased 6% due to the inclusion of sales attributable to pressure sensitive adhesives and polyurethane product lines of Surface Specialties which was acquired on February 28, 2005 and volume increases in the mining chemicals product line due to strong demand partially offset by lower volumes in the water treating product line. On a regional basis, North America sales volumes declined primarily in water treatment chemicals due to low demand from the paper sector and our decision to reduce sales on low profit accounts. Sales volumes in Latin America increased 8% primarily due to improved demand for mining chemicals from copper mining applications. Sales volume in Europe/Middle East/Africa increased 10% as a result of improved demand. Overall average price increased 2% as a result of implementation of price increase initiatives in the mining product line and a surcharge in the water treating product line.

Earnings from operations were $36.2, or 8% of sales, compared with $23.1 or 5% of sales in 2005. The increase in earnings is primarily attributable to increased selling volumes, benefits of restructuring initiatives and the inclusion of the Surface Specialties pressure sensitive adhesive and polyurethanes product lines which were acquired on February 28, 2005. Partially offsetting these was expense of $1.8 for stock options and stock-settled SARS related to SFAS 123R. 2005 results also included $2.6 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition and $7.0 of in-process research and development cost write-offs related to the Surface Specialties acquisition.

Cytec Surface Specialties

                                                                                      % Change Due to
                                                         Total         -------------------------------------------------
                               2006        2005        % Change        Price   Volume/Mix       Acquisition     Currency
------------------------------------------------------------------------------------------------------------------------
North America                   $193.2    $147.0        31%            4%         -2%              29%             -
Latin America                     29.4      20.7        43%            2%          3%              33%             5%
Asia/Pacific                     128.1      83.2        54%           -5%         30%              31%            -2%
Europe/Middle East/Africa        414.0     288.6        43%           -2%          8%              40%            -3%
                              ----------------------
Total                           $764.7    $539.5        42%           -1%          9%              36%            -2%
========================================================================================================================

For all regions, selling volumes increased 45% of which 36% relates to the inclusion of sales attributable to Surface Specialties which was acquired on February 28, 2005. The remaining volume increase was across all product lines. In North America volumes declined excluding the acquisition due to reduced demand levels in the liquid coating resin product line. In Asia/Pacific and Europe/Middle East/Africa volumes increased 30% and 8%, respectively, due to improved demand and new business. Net selling prices declined 1% primarily in Asia due to price competition in lower technology products.

Earnings from operations were $58.9, or 8% of sales, compared with loss from operations of $12.3, or negative 2% of sales in 2005. The increase in earnings is primarily attributable to the increased selling volumes, the benefits of restructuring initiatives and the inclusion of results from Surface Specialties which was acquired on February 28, 2005. Partially offsetting these was expense of $1.6 for stock options and stock-settled SARS related to SFAS 123R. 2005 results include the write-off of in-process research and development costs of $30.1 and a charge of $18.2 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition.

Cytec Engineered Materials

                                                                                 % Change Due to
                                                         Total         --------------------------------------
                                2006        2005       % Change        Price     Volume/Mix       Currency
-------------------------------------------------------------------------------------------------------------
North America                  $180.2      $172.1          5%            2%          3%             -
Latin America(1)                  0.6         0.9          -             -           -              -
Asia/Pacific                     20.8        13.6         53%            5%         48%             -
Europe/Middle East/Africa        89.1        82.2          8%            3%          6%            -1%
                               --------------------
Total                          $290.7      $268.8          8%            2%          6%             -
=============================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 6% primarily from higher sales to the large commercial aircraft and rotorcraft markets partially offset by lower sales in the high performance auto market due to the completion of a program in early 2006 and the launch vehicle market. Net selling prices increased 2% due to price increases in all regions and across a number of markets. Europe/Middle East/Africa and Asia/Pacific sales volumes increased 6% and 48%, respectively, with the increases coming from the large commercial aircraft and rotorcraft segments.

Earnings from operations were $52.2, or 18% of sales, compared with $48.7, or 18% of sales, in 2005. The impact of the increased sales on operating earnings was partially offset by increased raw material costs of $2.1 and higher manufacturing costs as a result of higher production levels. Also included is expense of $1.2 for stock options and stock-settled SARS related to SFAS 123R.

Building Block Chemicals (Sales to external customers)

                                                                                 % Change Due to
                                                         Total         --------------------------------------
                                2006        2005       % Change        Price     Volume/Mix       Currency
-------------------------------------------------------------------------------------------------------------
North America                 $ 86.2        $ 79.7           8%            7%           1%           -
Latin America(1)                 2.8           1.9           -             -            -            -
Asia/Pacific                    12.0          31.3         -62%           -8%         -54%           -
Europe/Middle East/Africa       60.5          32.9          84%           14%          73%          -3%
                              ---------------------
Total                         $161.5        $145.8          11%            6%           6%          -1%
=============================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Sales volumes and prices are both 6% higher primarily related to acrylonitrile. On a regional basis selling volumes in Asia/Pacific are down due to sluggish demand for acrylonitrile and poor margin spreads discouraged us from moving product there. Selling volumes in Europe/Middle East/Africa improved due to increased demand for imported acrylonitrile and margin spreads while still low were higher than those in Asia-Pacific. Selling prices were up overall due to acrylonitrile and acrylamide as they trend with increases in raw material costs.

Earnings from operations were $5.9, or 4% of sales, compared with $14.0, or 10% of sales, in 2005. The decrease in earnings reflects low margin spreads on acrylonitrile, inefficiencies on lower melamine production as a result of our manufacturing joint venture partner requesting no production in 2006, and higher costs due to a two week scheduled plant outage in Q1 2006. Higher selling prices of $8.1 were more than offset by higher raw material and energy costs of $9.7. Also included is expense of $0.6 for stock options and stock-settled SARS related to SFAS 123R.


LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2006 our cash balance was $41.4 compared with $68.6 at year end 2005. This decrease was primarily attributable to the use of cash to reduce debt.

Cash flows provided by operating activities were $94.9 in 2006 compared with $58.5 in 2005. The increase in operating cash flows reflects the increase in earnings offset in part by higher working capital in line with the increase in sales. Trade accounts receivable increased $56.2 reflecting the increase in sales and inventory increased $31.2 due to higher raw material cost and higher inventory levels to meet increasing demand. Accrued expenses decreased $17.5 primarily due to customer rebate payments in excess of current year accruals of $6.0, a payment of $4.3 for settlement of a certain environmental litigation matter and timing of payments versus accruals for salaries and payroll taxes. Partially offsetting these was an increase in restructuring accruals of $4.8 and increase in accounts payable of $16.4.

Cash flows used in investing activities were $40.9 for 2006 compared with $1,455.1 for 2005. This decrease was primarily attributable to $1,509.0 of cash used for the Surface Specialties acquisition offset in part by $101.4 cash provided by the sale of assets in 2005 including SSAR. Capital spending for the 2006 six months was $40.9 compared to $47.5 in 2005. Capital spending for the full year is expected to approximate $110.0.

Net cash flows used in financing activities were $83.5 in 2006 compared with net cash flows provided by financing activities of $1,196.2 during 2005. This change is primarily due to proceeds received for debt incurred in 2005 related to the purchase of Surface Specialties. In the first half of 2006, we had net debt repayments of $111.9, which were partially offset by proceeds received on the exercise of stock options of $30.5.

At June 30, 2006, we may borrow up to an additional $311.0 under our $350.0 revolving credit facility. Borrowing against this facility totaled $39.0 at June 30, 2006.

On May 2, 2006 the Board of Directors declared a $0.10 per common share cash dividend, paid on May 25, 2006 to shareholders of record as of May 12, 2006. Cash dividends paid during the six months of 2006 and 2005 were $9.4 and $8.6, respectively. On July 20, 2006 the Board of Directors declared a $0.10 per common share cash dividend, payable on August 25, 2006 to shareholders of record as of August 11, 2006.

On July 16, 2006, we announced we had reached a definitive agreement to sell our water treatment chemicals and acrylamide product lines to Kemira Group for approximately $240.0 cash. The water treatment and acylamide product lines had 2005 sales of approximately $300.0. We expect to record a gain on this transaction. Net proceeds after tax, which are estimated at $200.0 from the sale will be utilized for debt reduction. A further discussion of the sale can be found in Note 19 to the Notes to the Consolidated Financial Statements contained herein.

In connection with the Surface Specialties acquisition, we suspended our stock buy-back program and do not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and dividends as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may continue to make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements.

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

OTHER

2006 OUTLOOK

In our July 20, 2006 press release, which was also filed as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2006 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2006.

Share-based Compensation

On January 1, 2006 we adopted SFAS 123R which supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. See Note 6 of the Consolidated Financial Statements for additional details on and the impact of adoption of SFAS 123R.

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

Forward-looking statements include, among others, statements concerning our (including our segments) outlook for the future, anticipated results of acquisitions and divestitures, restructuring initiatives and their expected results, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, our long-term goals, legal settlements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 28, 2006 and incorporated by reference herein. Other 2006 financial instrument transactions include:

Commodity Price Risk: At June 30, 2006, the Building Block Chemicals segment Fortier plant's 2006 remaining forecasted natural gas utility requirements were 45% hedged utilizing natural gas forward contracts at an average cost of $9.35 per MMBTU. These contracts had a total fair value of $4.1 and delivery dates ranging from July, 2006 to December, 2006. Due to market conditions, we are transitioning from natural gas forward contracts to natural gas swaps to hedge the plant's future utility requirements. At June 30, 2006, 63% of the plant's 2006 remaining forecasted natural gas utility requirements were hedged through natural gas swaps and forwards.

At June 30, 2006, we held natural gas swaps, including the gas swaps for Fortier plant, with an unfavorable fair value of $3.5, which will be reclassified into Manufacturing Cost of Sales through June 2007 as these swaps are settled.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $0.4 in the value of the contracts referred to above.

Interest Rate Risk: At June 30, 2006, our outstanding borrowings consisted of short-term borrowings of $34.1 and long-term debt, including the current portion, which had a carrying value of $1,185.5 a face value of $1,185.6 and a fair value, based on dealer quoted values, of approximately $1,145.3.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2006, interest expense would increase/decrease by approximately $1.0 for the next fiscal quarter.

For a discussion of the interest rate derivative activities entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At June 30, 2006, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2006, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $109.5. Of this total, $88.3 was attributed to the net exposure in forward selling of U. S. dollar. The remaining $21.2 was the net exposure in forward buying of Euro, translated into U. S. dollar equivalent amount. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2006, was approximately $1.9. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2006 would decrease by approximately $12.1. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany loans receivable we have with one of our subsidiaries. At June 30, 2006, the unfavorable fair value of the five and ten year swaps were $14.4 and $16.2, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $53.1 on the combined value of the cross-currency swaps.

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into forward euro contracts to adjust the level of this net investment hedge. At June 30, 2006, we had forward contracts to purchase (euro)45.0 which were designated as a net investment hedge. Assuming other factors are held constant, a hypothetical decrease of 10% in the euro exchange rate would have an adverse impact of approximately $5.7 in the value of these forward contracts.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There were no changes in internal control over financial reporting that occurred during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS (Currencies in millions)

We are the subject of numerous lawsuits and claims incidental to the conduct of our or our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury, environmental, contractual, employment and intellectual property matters. Many of the matters relate to the use, handling, processing, storage, transport or disposal of hazardous materials. We believe that the resolution of such lawsuits and claims, including those described below, will not have a material adverse effect on our consolidated financial position, but could be material to our consolidated results of operations and cash flows in any one accounting period. We, in this section, include certain predecessor entities being indemnified by us.

Material developments to legal proceedings described in our 2005 Annual Report on Form 10-K are set forth below.

The following table presents information about asbestos claims activity during the six months ended June 30, 2006:

--------------------------------------------------------------------------------
                                                               For the six Month
                                                                  Period Ended
                                                                   June 30,
                                                                     2006
--------------------------------------------------------------------------------
Number of claimants at beginning of period                           18,100
Number of claimants associated with claims closed during period     (10,900)
Number of claimants associated with claims opened during period       2,800
--------------------------------------------------------------------------------
Number of claimants at end of period                                 10,000
================================================================================

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by the Company, which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case. The significant decline in the number of claimants during 2006 reflects disposition of a large number of unwarranted filings in Mississippi made immediately prior to the institution of tort reform legislation in that state effective January 1, 2003.

In February 2006, a subsidiary of DSM N.V. ("DSM") filed a lawsuit against us seeking immediate dissolution of American Melamine Industries ("AMEL"), the melamine manufacturing joint venture between DSM and Cytec, or the appointment of a receiver for the joint venture, the rescission of the manufacturing services agreement between Cytec and AMEL and compensatory damages. In May 2006, the court denied DSM's request for relief. In July 2006, we agreed to acquire DSM's 50% interest in AMEL and DSM agreed to pay us $7.4 to settle past and future obligations under the manufacturing services agreement and to dismiss the lawsuit. The agreement was effective August 1, 2006.

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We obtained a court order in France to enforce the award, which order was appealed by SNF. In March, 2006, the Court of Appeal of Paris denied SNF's appeal and affirmed the court order. In the second quarter of 2006, we collected
(euro)12.2 ($15.6) related to the arbitration award including interest which is included in other income, expense (net). Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings and has also filed a final appeal of the order enforcing the award. We believe that the complaint and appeal are without merit.

See also the Note 11 of the Notes to the Consolidated Financial Statements herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Common Stockholders on May 2, 2006. At this meeting, the following matters were voted on:

     1. Election of Directors - Messrs. Barry C. Johnson and James R. Stanley were elected Directors at the Annual Meeting for terms ending at the Annual Meeting of Stockholders in 2008 by the margins set forth below. In addition, the terms of the following directors continued after that meeting: Chris A. Davis, Anthony G. Fernandes, Louis L. Hoynes, Jr., David Lilley, William P. Powell, Jerry R. Satrum and Raymond P. Sharpe.

                   Name                      Votes For          Votes Withheld
             -------------------------------------------------------------------
             Barry C. Johnson                37,282,690           1,346,085
             James R. Stanley                36,943,524           1,685,251
             ===================================================================

     2. The appointment of KPMG LLP as the Company's independent registered public accounting firm for 2006 was ratified by the following margin:

                   For                        Against              Abstain
             -------------------------------------------------------------------
                37,923,574                    615,025               90,176
             ===================================================================

Item 6. EXHIBITS

     (a). Exhibits
          --------

See Exhibit Index on page 36 for exhibits filed with this Quarterly Report on Form 10-Q.

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



                                                  CYTEC INDUSTRIES INC.




                                                  By: /s/ James P. Cronin
                                                  ------------------------------
                                                  James P. Cronin
                                                  Executive Vice President and
                                                  Chief Financial Officer



August 2, 2006

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2006 and 2005

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