Form 10-Q
period 2006-09-30
CYTEC INDUSTRIES INC/DE/
filed 2006-11-02
CIK 912513

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

                For the quarterly period ended September 30, 2006


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










Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]    Accelerated filer [_]   Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


There were 47,534,959 shares of common stock outstanding at October 30, 2006.



                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                                                                           Page
Part I - Financial Information

               Item 1.      Consolidated Financial Statements                                                               3
                            Consolidated Statements of Income                                                               3
                            Consolidated Balance Sheets                                                                     4
                            Consolidated Statements of Cash Flows                                                           5
                            Notes to Consolidated Financial Statements                                                      6
               Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          25
               Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     34
               Item 4.      Controls and Procedures                                                                        35

Part II - Other Information

               Item 1.      Legal Proceedings                                                                              36
               Item 6.      Exhibits                                                                                       36

Signature                                                                                                                  37
Exhibit Index                                                                                                              38



PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 30,
                                                                ------------------------------------------------------------------
                                                                           2006             2005      2006             2005
----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $ 863.4         $ 760.8         $2,535.9        $ 2,138.2
Manufacturing cost of sales                                              698.5           599.6          2,032.7          1,679.0
Selling and technical services                                            54.9            53.1            161.8            155.9
Research and process development                                          18.4            17.5             54.5             50.4
Administrative and general                                                25.8            26.2             76.7             70.7
Amortization of acquisition intangibles                                   10.6             8.8             28.7             21.6
Write-off of acquired in-process research and development                    -               -                -             37.0
----------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                  55.2            55.6            181.5            123.6
Other income (expense), net                                               (1.2)            6.0             13.0            (44.9)
Equity in earnings of associated companies                                 0.8             0.8              2.5              7.4
Interest expense, net                                                     14.5            15.9             43.7             63.9
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes and
   cumulative effect of accounting change                                 40.3            46.5            153.3             22.2
Income tax provision (benefit)                                            15.3            11.6            40.7             (17.3)
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before cumulative  effect             25.0            34.9            112.6             39.5
   of accounting change
Cumulative effect of accounting change (net of income
    tax benefit of $0.7)                                                     -               -             (1.2)               -
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                       25.0            34.9            111.4             39.5
Earnings from discontinued operations (net of income tax
   provision of $0.2 and $0.8)                                               -             0.5                -              1.2
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  25.0         $  35.4         $  111.4        $    40.7
----------------------------------------------------------------------------------------------------------------------------------

Basic net earnings per common share:
Earnings from continuing operations before cumulative effect
of accounting change                                                   $  0.52         $  0.76         $   2.38        $    0.88
Cumulative effect of accounting change, net of taxes                         -               -            (0.03)               -
Earnings from discontinued operations, net of taxes                          -            0.01                -             0.03
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  0.52        $   0.77         $   2.35        $    0.91
----------------------------------------------------------------------------------------------------------------------------------

Diluted net earnings per common share:
Earnings from continuing operations before cumulative effect
of accounting change                                                   $  0.51         $  0.74         $   2.32        $    0.86
Cumulative effect of accounting change, net of taxes                         -               -            (0.02)               -
Earnings from discontinued operations, net of taxes                          -            0.01                -             0.02
----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  0.51         $  0.75         $   2.30        $    0.88
----------------------------------------------------------------------------------------------------------------------------------

Dividends per common share                                             $  0.10         $  0.10         $   0.30        $    0.30
----------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements




                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)
                                                                                       September 30,      December 31,
                                                                                           2006               2005
-------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                  $   29.3         $    68.6
  Trade accounts receivable, less allowance for doubtful accounts of
     $6.4 and $7.8 at September 30, 2006 and December 31, 2005, respectively                    520.9             493.8
  Due from related party                                                                          3.2               8.0
  Other accounts receivable                                                                      63.4              65.9
  Inventories                                                                                   453.4             424.7
  Deferred income taxes                                                                          12.4              12.2
  Other current assets                                                                           20.0              31.4
  Assets held for sale                                                                          164.0                 -
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          1,266.6           1,104.6
-------------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                               21.3              20.3

Plants, equipment and facilities, at cost                                                     1,851.8           2,064.3
     Less: accumulated depreciation                                                            (861.2)           (988.8)
-------------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                                     990.6           1,075.5
-------------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
     $80.3 and $51.0 at September 30, 2006 and December 31, 2005, respectively                  484.5             491.5
Goodwill                                                                                      1,026.9           1,012.2
Other assets                                                                                    103.5             106.4
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $3,893.4         $ 3,810.5
-------------------------------------------------------------------------------------------------------------------------

Liabilities
Current liabilities
  Accounts payable                                                                           $  291.5         $   278.6
  Short-term borrowings                                                                          35.3              34.3
  Current maturities of long-term debt                                                            8.0              51.2
  Accrued expenses                                                                              219.3             218.3
  Income taxes payable                                                                           36.0              43.5
  Liabilities held for sale                                                                      15.4                 -
-------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                  605.5             625.9
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                1,113.0           1,225.5
Pension and other postretirement benefit liabilities                                            424.4             432.5
Other noncurrent liabilities                                                                    257.5             224.4
Deferred income taxes                                                                            53.0              64.1

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 shares                                                                       0.5                0.5
Additional paid-in capital                                                                      254.6              235.6
Retained earnings                                                                             1,246.6            1,149.7
Unearned compensation                                                                              -                (2.5)
Accumulated other comprehensive income (loss):
  Minimum pension liability                                                                    (115.0)            (115.0)
  Unrealized net gains on cash flow hedges                                                        5.5                0.4
  Accumulated translation adjustments                                                            69.1               27.6
-------------------------------------------------------------------------------------------------------------------------
                                                                                                (40.4)             (87.0)
Treasury stock, at cost, 671,525 shares in 2006 and 1,833,812 shares in 2005                    (21.3)             (58.2)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    1,440.0            1,238.1
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $3,893.4         $  3,810.5
-------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements




                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                                                Nine Months Ended
                                                                                                  September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                                  2006          2005
---------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings                                                                                  $   111.4    $   40.7
Earnings from discontinued operations, net of taxes                                                   -         1.2
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                                               111.4        39.5
Non cash items included in net earnings from continuing operations:
  Depreciation                                                                                     84.5        82.7
  Amortization                                                                                     31.3        23.6
  Share-based compensation                                                                         8.8           1.6
  Deferred income taxes                                                                             7.3        (22.6)
  Write-off of acquired in-process research and development                                           -         37.0
  Amortization of write-up to fair value of finished goods purchased in acquisition                   -         20.8
  Gains on sale of assets                                                                             -         (1.2)
  Losses on asset write-offs                                                                       25.3           -
  Unrealized loss on derivative instruments                                                           -         20.9
  Cumulative effect of accounting change                                                            1.9           -
  Other                                                                                             3.2         (2.2)
Changes in operating assets and liabilities (excluding effect of acquisition):
  Trade accounts receivable                                                                       (58.4)         6.4
  Other receivables                                                                                 7.3         22.2
  Inventories                                                                                    (48.4)          8.9
  Other assets                                                                                    (0.8)         18.9
  Accounts payable                                                                                 10.5        (35.0)
  Accrued expenses                                                                                 (8.3)       (20.0)
  Income taxes payable                                                                             (9.4)       (29.4)
  Other liabilities                                                                                (5.0)        (3.6)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities of continuing operations                                161.2        168.5
Net cash provided by operating activities of discontinued operations                                  -          4.9
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         161.2        173.4
---------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities
  Additions to plants, equipment and facilities                                                   (62.2)       (74.7)
  Proceeds received on sale of assets                                                                 -        177.6
  Acquisition of business, net of cash received                                                       -     (1,458.7)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                             (62.2)    (1,355.8)
---------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from long-term debt                                                                    188.7        874.4
  Payments on long-term debt                                                                     (364.6)      (292.1)
  Change in short-term borrowings                                                                  (0.7)       467.8
  Cash dividends                                                                                  (14.1)       (13.2)
  Proceeds from the exercise of stock options                                                      40.5         12.8
  Deferred financing costs                                                                            -         (4.9)
  Excess tax benefits from share-based payment arrangements                                         9.4            -
  Other                                                                                            (0.1)        (0.7)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                              (140.9)     1,044.1
---------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                       2.6          (7.6)
---------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                             (39.3)      (145.9)
Cash and cash equivalents, beginning of period                                                     68.6        323.8
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                      $    29.3    $   177.9
---------------------------------------------------------------------------------------------------------------------

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

The impact on earnings for the three and nine months ended September 30, 2005 of the mark to market adjustments on these swaps and forward contracts was a pre-tax gain of $3.7 and net pre-tax expense of $44.2, respectively and was recorded in other income (expense), net.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. We completed the purchase price allocation in the first quarter of 2006.


-------------------------------------------------------------------------------------------
Cash                                                                               $  34.6
Current deferred tax assets                                                           28.3
Other current assets                                                                 533.1
Assets of discontinued operations held for sale                                       91.8
Property, plant and equipment                                                        447.9
Goodwill                                                                             725.7
Acquired intangible assets                                                           490.4
Acquired in-process research and development                                          37.0
Other assets                                                                          31.7
-------------------------------------------------------------------------------------------
Total assets acquired                                                             $2,420.5
-------------------------------------------------------------------------------------------
Current liabilities                                                               $  285.3
Liabilities of discontinued operations held for sale                                  26.5
Long-term deferred tax liabilities                                                   181.9
Long-term debt                                                                         9.9
Other long-term liabilities                                                          127.3
-------------------------------------------------------------------------------------------
Total liabilities assumed                                                            630.9
-------------------------------------------------------------------------------------------
Net assets acquired                                                               $1,789.6
-------------------------------------------------------------------------------------------

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

Following are the unaudited pro forma combined results of operations for the three and nine months ended September 30, 2005 as if Cytec and Surface Specialties had been combined and the sale of SSAR had been completed as of January 1, 2005. Additionally, the write-off of in-process research and development costs and the cost of sales effects of the inventory valuation adjustments were excluded from the 2005 amounts as they are considered non-recurring charges. The pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of our common stock to UCB in connection with the acquisition; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after-tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the valuation report; amortization of deferred financing costs; and the tax effects of each of these items.



     -----------------------------------------------------------------------------------------
                                                               Three Months    Nine Months
                                                                  Ended           Ended
                                                              September 30,   September 30,
                                                                   2005            2005
     -----------------------------------------------------------------------------------------

     Revenues                                                         $ 760.8       $ 2,363.0
     Net earnings                                                     $  34.9       $    92.4

     Net earnings per common share:
     Basic                                                            $  0.76       $    2.06
       Diluted                                                        $  0.74       $    2.01
     -----------------------------------------------------------------------------------------

Amounts related to the Surface Specialties acquisition in this footnote include all adjustments to date and may differ from the amounts included in the consolidated financial statements in Form 10-Q as of and for the three and nine months ended September 30, 2005 which were based on the preliminary purchase price allocation.

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of plans. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actual gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net period benefit cost/income pursuant to the current recognition and amortization provisions. Finally, SFAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer's statement of financial position, as opposed to at an earlier measurement date as allowed previously. SFAS 158 does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. Except for the measurement date requirement, SFAS 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. Based on the funded status and valuations as of December 31, 2005, we do not expect the adoption of SFAS 158 to have a material impact on our consolidated financial statements primarily due to the minimum pension liabilities previously recognized on our financial statements. We plan to reevaluate the impact on our consolidated financial statements based on revised valuations at year end.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP"). This FSP would prohibit accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the "accrue-in-advance" methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. Our scheduled turnaround activities in our Building Block Chemicals segment are considered planned major maintenance activities. This FSP is effective for fiscal years beginning after December 15, 2006, and retrospective application would be required. The adoption of this FSP will change our current accounting. We are evaluating the impact of this new pronouncement on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. SAB 108 allows registrants to adjust prior year financial statements for immaterial errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year, with an offsetting adjustment being made to the opening balance of retained earnings. SAB 108 is effective for fiscal years ending on or after November 15, 2006 with earlier adoption encouraged. We are currently evaluating the impact that the adoption of SAB 108 will have on our consolidated financial statements.

4. DIVESTITURE, ASSET IMPAIRMENT CHARGE AND DISCONTINUED OPERATIONS

Divestiture
-----------

In July 2006, we announced we had reached a definitive agreement to sell our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). In October 2006, we completed the first of three phases of the sale, which include the entire product lines with the exception of our Botlek manufacturing site in the Netherlands, which is expected to close in early 2007, and certain assets at various subsidiaries in Asia/Pacific and Latin America which are expected to close within the next six months. The timing of the flow of funds is as follows: approximately $208.0 was received in October for the first closing, an estimated $20.0 upon the Botlek closing, and an estimated $12.0 upon completion of the transfer of the assets at the various subsidiaries for an estimated total of $240.0. Between the first closing and the remaining applicable closings, we will contract manufacture and sell water treatment chemicals and acrylamide at the Botlek site solely to Kemira and provide distribution services for Kemira for the products at those subsidiaries that were not included in this closing. The remaining closings are subject to certain conditions and the amounts could change due to final working capital transferred. The estimated 2006 full year sales of the two product lines was approximately $300.0. We expect to record a gain on this phase of the transaction in the fourth quarter of 2006.

Included in the first phase of the sale are essentially all of the sales, marketing, manufacturing, R&D and technical services personnel and four manufacturing sites, Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long term manufacturing agreement. We will also continue to supply acrylonitrile to the Kemira acrylamide plant under a long term supply agreement. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site once that phase of the transaction is complete.

Assets held for sale and liabilities held for sale as of September 30, 2006 amounted to $164.0 and $15.4, respectively.

The assets and liabilities of our water treatment chemicals and acrylamide product lines included in the September 30, 2006 consolidated balance sheet are comprised of:

        -------------------------------------------------------------------------------------------
        Accounts receivable and other current assets                                        52.1
        Inventories                                                                         33.3
        Property, plant and equipment                                                       60.5
        Goodwill                                                                            15.2
        Other assets                                                                         2.9
        -------------------------------------------------------------------------------------------
        Assets held for sale                                                             $ 164.0
        -------------------------------------------------------------------------------------------
        Accounts payable                                                                 $   8.1
        Accrued liabilities and other current liabilities                                    1.5
        Other noncurrent liabilities                                                         1.4
        Deferred income taxes                                                                4.4
        -------------------------------------------------------------------------------------------
        Liabilities held for sale                                                        $  15.4
        -------------------------------------------------------------------------------------------

Asset Impairment Charge
-----------------------

In the third quarter of 2006, based on forecasted cash flow information, we have determined that our manufacturing facility in France and related intangible assets were impaired. This facility manufactures solvent-borne alkyd and solvent-borne acrylic based resins in our Cytec Surface Specialties ("CSS") segment, which are used in the coating industry for sale in the European market. These mature products are in a declining market with supplier overcapacity with severe price erosion and are generating losses.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we recorded an impairment charge of $15.4 to write-down the carrying value of the manufacturing facility and related intangible assets down to zero as we do not believe the assets are saleable and the outlook for recovery of products it manufactures is not positive. Of the impairment charge, $14.0 was charged to manufacturing cost of sales and $1.4 was charged to amortization of acquisition intangibles. The impairment charges were included in our corporate unallocated operating results and were not recorded in the operating results of the CSS business segment as that is how management views its businesses. We are reviewing options for this site going forward and we expect to have a decision before year end, after consultation with our Works Council and local authorities.

Discontinued Operations
-----------------------

Pursuant to regulatory approvals, we were required to divest SSAR and we completed the sale of this business on August 31, 2005. SSAR developed and manufactured amino resins for use in various industries. SSAR had assets and liabilities that were located primarily in the U.S., Canada and Germany.

A summary of the operating results of SSAR for the three and nine months ended September 30, 2005 included in the results of discontinued operations is as follows:


                                                                        Three Months            Nine Months
                                                                      Ended September        Ended September
                                                                        30, 2005 *              30, 2005 **
                       ---------------------------------------------------------------------------------------
                       Revenues                                                   $ 22.5               $ 74.3
                       ---------------------------------------------------------------------------------------
                       Earnings before income taxes                                $ 0.7                $ 2.0
                       Income tax expense                                            0.2                  0.8
                       ---------------------------------------------------------------------------------------
                       Earnings from discontinued operations                       $ 0.5                $ 1.2
                       ---------------------------------------------------------------------------------------

      * Represents results for the two-month period ended August 31, 2005.

     ** Represents results for the six-month period ended August 31, 2005.

5. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs were included in our corporate unallocated operating results and were not recorded in the operation results of the respective business segment.

For the three months ended September 30, 2006, primarily due to actions taken as a result of the pending divestiture of the water treatment and acrylamide product lines to Kemira, we recorded a restructuring charge of $1.4, which related to the elimination of 16 positions. The restructuring costs included estimated cash severance of $1.4, and it was charged to expense as follows: manufacturing cost of sales $0.9, selling expense $0.4 and administrative expense $0.1.

In the second quarter of 2006, we recorded a restructuring charge of $22.4, which related to the elimination of 38 positions and write-off of fixed assets related to our Polymer Additives product line in our Performance Chemicals segment. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged as follows: manufacturing cost of sales $22.1, and selling expense $0.3. In the third quarter there was no activity.

A summary of the 2006 Cytec Performance Chemicals restructuring charge is outlined in the table below:


                        -----------------------------------------------------------------
                                                                        Cytec Performance
                                                                             Chemicals
                        -----------------------------------------------------------------
                        Second quarter 2006 charges                               $22.4
                        Reduction of pension related prior
                        service costs                                              (0.7)
                        Write-off of fixed assets                                 (13.8)
                        -----------------------------------------------------------------
                        Balance at September 30, 2006                             $ 7.9
                        -----------------------------------------------------------------

Cash payments related to both of the above restructurings are expected to be substantially completed in early 2007.

In the first quarter of 2006, we recorded a restructuring charge of $1.7, which related to the elimination of 19 positions associated with our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $0.4, selling and technical services $0.5, research and process development $0.7 and administrative and general $0.1. In the third quarter of 2006, there were cash payments of $0.5.

A summary of this 2006 Specialty Chemicals restructuring charge is outlined in the table below:

                        ------------------------------------------------------------------
                                                                       Cytec Specialty
                                                                           Chemicals
                        ------------------------------------------------------------------
                        First Quarter 2006 charges                                 $1.7
                        Cash payments                                              (0.2)
                        ------------------------------------------------------------------
                        Balance at March 31, 2006                                  $1.5
                        Currency translation adjustment                             0.1
                        Cash payments                                              (0.1)
                        ------------------------------------------------------------------
                        Balance at June 30, 2006                                   $1.5
                        Cash payments                                              (0.5)
                        ------------------------------------------------------------------
                        Balance at September 30, 2006                              $1.0
                        ------------------------------------------------------------------

Cash payments related to the above restructuring are expected to be substantially completed in 2006 except for certain long term severance payments.

In 2005, we recorded aggregate restructuring charges of $16.8, which related to the elimination of 136 positions worldwide. Of the total of 136 positions, 22 related to our Cytec Engineered Materials segment and 114 related to our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales, $5.0; selling and technical services, $3.7; research and process development, $0.8; and administrative and general, $7.3. In the first quarter and second quarter of 2006 we reduced this restructuring accrual by ($1.3) and ($0.7), respectively, primarily due to incurring less costs than originally estimated as a result of fewer than expected personnel reductions primarily due to attrition without severance and to personnel filling other open positions. The reduction in the first quarter was credited to expense as follows: manufacturing cost of sales, ($1.0): selling and technical services ($0.2) and research and process development, ($0.1). The reduction in the second quarter was credited as follows: manufacturing cost of sales ($0.5) and selling and technical services ($0.2). In the third quarter there was a reduction of ($0.2) primarily due to fewer than expected personnel reductions.

A summary of the 2005 restructuring charges is outlined in the table below:



                        -----------------------------------------------------------------------------------------------
                                                                         Cytec
                                                                      Engineered          Cytec Specialty
                                                                       Materials            Chemicals           Total
                        -----------------------------------------------------------------------------------------------

                        2005 charges                                     $  1.6               $ 15.2           $ 16.8
                        Cash payments                                         -                 (6.3)            (6.3)
                        -----------------------------------------------------------------------------------------------
                        Balance at December 31, 2005                     $  1.6                 $8.9           $ 10.5
                        Reduction in estimated costs                          -                 (1.3)            (1.3)
                        Cash payments                                      (0.4)                (2.1)            (2.5)
                        -----------------------------------------------------------------------------------------------
                        Balance at March 31, 2006                        $  1.2               $  5.5           $  6.7
                        Reduction in estimated costs                       (0.7)                   -             (0.7)
                        Currency translation adjustment                       -                  0.2              0.2
                        Cash payments                                         -                 (2.3)            (2.3)
                        -----------------------------------------------------------------------------------------------
                        Balance at June 30, 2006                         $  0.5               $  3.4           $  3.9
                        Reduction in estimated costs                          -                 (0.2)            (0.2)
                        Currency translation adjustment                       -                 (0.1)            (0.1)
                        Cash payments                                      (0.1)                (0.8)            (0.8)
                        -----------------------------------------------------------------------------------------------
                        Balance at September 30, 2006                    $  0.4               $  2.3           $  2.7
                        -----------------------------------------------------------------------------------------------
                        The table above may not foot due to the rounding

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

As a result of the adoption of SFAS 123R, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $2.7 and $8.0 for the three and nine months ended September 30, 2006, respectively. The effect on net earnings, cash provided by operating activities, and cash provided by financing activities were $1.7, $(1.7), and $1.7 respectively, for the three months ended September 30, 2006. The effect on net earnings, cash provided by operating activities, and cash provided by financing activities were $5.1, $(9.4), and $9.4 respectively, for the nine months ended September 30, 2006. The effect on basic and diluted earnings per share was a reduction of $0.04 and $0.03 per share for the three months ended September 30, 2006, respectively. The effect on basic and diluted earnings per share was a reduction of $0.11 per share for the nine months ended September 30, 2006. With the adoption of SFAS 123R, unearned compensation cost for non-vested and performance stocks was credited to additional paid-in capital on January 1, 2006. The compensation cost for performance stock is recorded based on the market value on the original date of grant, and not based on the price of our common stock at the end of each reporting period as formerly was required under APB No. 25. Compensation cost for cash-settled SARS is recognized based on the fair value of the award at the end of each period through the date of vesting, also a change from APB No. 25. SFAS 123R requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Prior to the SFAS 123R adoption, forfeitures were recorded as they occurred. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.6 and a non-cash credit of $0.4 for cash-settled SARS (as a result of the new requirement to record expense at fair value) and non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net charge of $1.2, net of a tax benefit of $0.7. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.03 per share. In addition, the unearned stock compensation cost at the adoption date of $3.1 relating to previous grants of non-vested and performance stocks was offset against additional paid-in capital.

The following table illustrates the effect on the net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to all share-based employee compensation for the three and nine months ended September 30, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered period expenses in the pro forma amounts below:


                                                                                Three Months         Nine Months
                                                                            Ended September 30,   Ended September 30,
                                                                                  2005                  2005
                           -------------------------------------------------------------------------------------------
                           Net earnings as reported                                       $ 35.4           $ 40.7
                           Add:
                           Stock-based employee compensation expense
                            included in reported net earnings, net of
                            related tax effects                                              0.5              1.0
                           Deduct:
                           Total stock-based employee compensation expense
                            determined under fair-value-based method for all
                            awards, net of related tax effects                               1.8              5.4
                           -------------------------------------------------------------------------------------------
                           Pro forma net earnings                                         $ 34.1           $ 36.3
                           -------------------------------------------------------------------------------------------

                           Net earnings per share:
                           Basic, as reported                                             $ 0.77           $ 0.91
                           Basic, pro forma                                               $ 0.74           $ 0.81
                           Diluted, as reported                                           $ 0.75           $ 0.88
                           Diluted, pro forma                                             $ 0.72           $ 0.79
                           -------------------------------------------------------------------------------------------

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using Black-Scholes. The assumptions for the nine months ended September 30, 2006 and 2005 are noted in the following table:

                        ----------------------------------------------------------------------------------
                                                                                 2006             2005
                        ----------------------------------------------------------------------------------
                        Expected life (years)                                       5.7              5.8
                        Expected volatility                                        37.6%            38.5%
                        Expected dividend yield                                    0.81%            0.84%
                        Range of risk-free interest rate                     4.4% - 4.7%      2.1% - 4.2%
                        Weighted-average fair value per option                   $19.01           $17.78
                        ----------------------------------------------------------------------------------

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance shares), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At September 30, 2006, there are approximately 5,700,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2006 is presented below.

                        ------------------------------------------------------------------------------------------------------
                                                                                                  Weighted
                                                                                                  Average
                                                                                Weighted         Remaining
                                                                                 Average        Contractual       Aggregate
                        Options and Stock-Settled SARS            Number of   Exercise Price        Life          Intrinsic
                                Activity:                           Units       Per Unit          (Years)           Value
                        ------------------------------------------------------------------------------------------------------
                        Outstanding at December 31, 2005          5,137,923       $32.79
                                                 Granted            650,300        49.55
                                               Exercised         (1,208,847)       33.16
                                               Forfeited            (56,277)       44.43
                        Outstanding at September 30, 2006         4,523,099       $34.95             5.4            $93.4
                        ------------------------------------------------------------------------------------------------------
                        Exercisable at September 30, 2006         3,406,016       $30.93             4.3            $84.0
                        ------------------------------------------------------------------------------------------------------



                        -------------------------------------------------------------------------
                                                                                 Weighted
                                                                                 Average
                                                          Number of          Grant Date Fair
                             Nonvested Units:               Units            Value Per Unit
                        -------------------------------------------------------------------------
                        Nonvested at December 31, 2005    1,101,746               $13.49
                                               Granted      650,300                19.01
                                                Vested     (596,668)               16.18
                                             Forfeited      (38,295)               18.45
                        -------------------------------------------------------------------------
                        Nonvested at September 30, 2006    1,117,083              $18.25
                        -------------------------------------------------------------------------


During the nine months ended September 30, 2006, we granted 650,300 shares of stock-settled SARS and did not grant any stock options. We did not grant any stock-settled SARS before 2006. The weighted-average grant-date fair value of the stock-settled SARS granted during the nine months ended September 30, 2006 was $19.01 per share, which are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $25.6. Treasury shares have been utilized and reissued upon stock option exercises. The total fair value of stock options vested during the nine months ended September 30, 2006 was $9.7.

As of September 30, 2006, there was approximately $11.5 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.7 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of September 30, 2006 was approximately $0.3.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Tax benefit realized from stock options exercised were $1.7 and $9.4 for the three and nine months ended September 30, 2006 and $0.6 and $4.2 for the three and nine months ended September 30, 2005, respectively. Cash received from stock options exercised was $40.1 and cash used to settle cash-settled SARS was $0.3 for the nine months ended September 30, 2006.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2004 and 2005 relate to the 2006 and 2007 performance periods, respectively. The total amount of share-based compensation expense recognized for non-vested and performance stock was $0.3 and $1.0 for the three and nine months ended September 30, 2006 and $0.7 and $1.6 for the three and nine months ended September 30, 2005, respectively.

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

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards" (" FSP 123R- 3"). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool ("APIC Pool") of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. After evaluating the alternative methods, we elected the alternative transition method described in FSP 123R-3 and used this method to estimate our APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, we calculated our APIC Pool to be $41.4. Exercises of stock options for the nine months ended September 30, 2006 increased the APIC Pool to $50.7.

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

The following shows the reconciliation of weighted average shares:


                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                -----------------------------------------------------------------------
                                                      2006                2005           2006               2005
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:                   47,623,743         46,238,564     47,321,317         44,861,210
Effect of dilutive shares:
    Options                                             1,003,117            976,112      1,101,690          1,090,970
    Performance/Restricted Stock                           72,789            113,261         66,727             90,510
-----------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding                    48,699,649         47,327,937     48,489,734         46,042,690
-----------------------------------------------------------------------------------------------------------------------

Stock options to purchase 639,440 and 671,940 shares of common stock were outstanding during the three and nine months ended 2006, respectively, and stock options to purchase 913,850 shares of common stock were outstanding during the three and nine months ended September 30, 2005. These shares were excluded from the above calculation because their inclusion would have an anti-dilutive effect on earnings per share.

8. INVENTORIES

Inventories consisted of the following:

                        -----------------------------------------------------------------------
                                                             September 30,          December 31,
                                                                  2006                  2005
                        -----------------------------------------------------------------------
                        Finished goods                            $303.1              $ 288.4
                        Work in process                             28.1                 26.3
                        Raw materials & supplies                   122.2                110.0
                        -----------------------------------------------------------------------
                        Total inventories                          453.4              $ 424.7
                        -----------------------------------------------------------------------


9. ASSOCIATED COMPANY AND MINORITY INTERESTS

Upon acquisition of Surface Specialties, we acquired a 50% ownership interest in SK Cytec Co., Ltd., a joint venture that manufacturers and sells similar products to those sold by Surface Specialties. The operations of SK Cytec Co., Ltd. are not material to the operations of the Company.

Upon acquisition of Surface Specialties, Cytec also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and amount to $0.2 and $0.2 for the three months ended September 30, 2006 and 2005 and $0.6 and $0.5 for the nine months ended September 30, 2006 and 2005, respectively. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and total $2.0 as of September 30, 2006 and 2005.

10. DEBT

Long-term debt, including the current portion, consisted of the following:

     ---------------------------------------------------------------------------------------------------------------------------
                                                                          September 30, 2006             December 31, 2005
     ---------------------------------------------------------------------------------------------------------------------------
                                                                                          Carrying                     Carrying
                                                                            Face            Value          Face          Value
     ---------------------------------------------------------------------------------------------------------------------------
     Five-Year Term Loan Due February 14, 2010                           $   252.5           252.5    $   461.2      $   461.2
     6.75% Notes Due March 15, 2008                                          100.0            99.2        100.0           98.8
     5.5% Notes Due October 1, 2010                                          250.0           249.7        250.0          249.6
     4.6% Notes Due July 1, 2013                                             200.0           201.5        200.0          201.7
     6.0% Notes Due October 1, 2015                                          250.0           249.4        250.0          249.4
     Other                                                                    68.7            68.7         16.0           16.0
     ---------------------------------------------------------------------------------------------------------------------------
                                                                         $ 1,121.2         1,121.0    $ 1,277.2      $ 1,276.7
     Less: Current maturities                                                  8.0             8.0         51.2           51.2
     ---------------------------------------------------------------------------------------------------------------------------
     Long-term debt                                                      $ 1,113.2         1,113.0    $ 1,226.0      $ 1,225.5
     ---------------------------------------------------------------------------------------------------------------------------

The five-year term loan requires a payment of the lesser of $72.5 or the then outstanding balance each December through 2008 with a final payment due February 2010. As of September 30, 2006, we have prepaid all of the December payments through 2008. At September 30, 2006, we may borrow up to an additional $295.0 under our $350.0 revolving credit facility. Borrowing against this facility totaled $55.0 at September 30, 2006. The facilities contain covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt was 4.81% and 4.24% for the nine months ended September 30, 2006 and 2005, respectively. The weighted-average interest rate on short-term borrowing outstanding as of September 30, 2006 and 2005 was 4.62% and 3.52%, respectively.

11. CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2006 and December 31, 2005, the aggregate environmental related accruals were $103.3 and $102.9, respectively. As of September 30, 2006 and December 31, 2005, $7.5 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2006 and 2005 was $0.9 and $2.2, respectively, and for the nine months ended September 30, 2006 and 2005 was $3.0 and $4.4, respectively.

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

During the third quarter of 2006, the Actuarial and Analytics Practice of AON Risk Consultants ("AON") completed a study of our asbestos related contingent liabilities and related insurance receivables. We previously commissioned a similar study from AON in 2003. For these studies, we provided AON with, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, and dismissal rates by claim. The actuarial methodology employed by AON was primarily based on epidemiological data assumptions regarding asbestos disease manifestation, the information provided by us, and the estimates of claim filing and indemnity costs that may occur in the future. In conjunction with AON, we also conducted a detailed review of our insurance position and estimated insurance recoveries. We expect to recover close to 54% of our future indemnity costs and certain defense and processing costs already incurred. We anticipate updating the study approximately every three years or earlier if circumstances warrant. We are in the process of negotiating coverage in place and commutation agreements with several of our insurance carriers.

As a result of the findings from the AON study, we recorded an increase of $9.0 to our self insured and insured contingent liabilities for pending and anticipated probable future claims and recorded a higher receivable for probable insurance recoveries for past, pending and future claims of $6.7. The reserve increase is attributable to higher settlement values which more than offset a decrease in number of claimants. The increase in the receivable is a result of the higher gross liability plus an increase in overall projected insurance recovery rates. As of September 30, 2006 and December 31, 2005, the aggregate self-insured and insured contingent liability was $72.9 and $65.8, respectively, and the related insurance recovery receivable related to the liability as well as claims for past payments was $43.2 at September 30, 2006 and $37.7 at December 31, 2005. The asbestos related liability included in the above amounts at September 30, 2006 and December 31, 2005 was $54.6 and $47.8, respectively, and the insurance receivable related to the liability as well as claims for past payments was $40.2 at September 30, 2006 and $34.7 at December 31, 2005. We anticipate receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

-------------------------------------------------------------------------------------------------------------------

                                                                            Nine Months
                                                                              Ended                  Year Ended
                                                                           September30,            December 31,
                                                                               2006                    2005
                                                                      -----------------------    ------------------
Number of claimants at beginning of period                                     18,100                  28,000
Number of claimants associated with claims closed during period               (11,900)                (12,000)
Number of claimants associated with claims opened during period                 2,900                   2,100
                                                                      -----------------------    ------------------
Number of claimants at end of period                                            9,100                  18,100
-------------------------------------------------------------------------------------------------------------------

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

The final liability and related insurance recovery for all pending and anticipated future claims cannot be determined with certainty due to the difficulty of forecasting the numerous variables that can affect the amount of the liability and insurance recovery. These variables include but are not limited to: (i) significant changes in the number of future claims; (ii) significant changes in the average cost of resolving claims; (iii) changes in the nature of claims received; (iv) changes in the laws applicable to these claims; and (v) financial viability of co-defendants and insurers.

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

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. We settled this case for an immaterial amount. Although we are a defendant to three more similar cases in Wisconsin and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. Accordingly, we do not believe that our liability, if any, in such cases will be material, either individually or in the aggregate and no loss contingency has been recorded.

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

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We obtained a court order in France to enforce the award, which order was appealed by SNF. In March, 2006, the Court of Appeal of Paris denied SNF's appeal and affirmed the court order. In the second quarter of 2006, we collected
(euro)12.2 ($15.6) related to the arbitration award including interest which was included in other income, expense (net) in the second quarter. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings and has also filed a final appeal of the appellate court's order. SNF has also filed a complaint in France seeking compensation from Cytec for (euro)54.0 alleging damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that both complaints and the appeal are without merit.

In February 2006, a subsidiary of DSM filed a lawsuit against us seeking immediate dissolution of American Melamine Industries ("AMEL"), the melamine manufacturing joint venture between DSM and Cytec, or the appointment of a receiver for the joint venture, the rescission of the manufacturing services agreement between Cytec and AMEL and compensatory damages. In May 2006, the court denied DSM's request for relief. In July 2006, DSM agreed to pay us $7.4 to settle past and future obligations under the manufacturing services agreement, dismiss the lawsuit, and agreed to transfer their 50% interest in AMEL to us. The agreement was effective August 1, 2006. On August 1, 2006 we recorded $4.5 of income as a credit to manufacturing cost of sales pertaining to a payment from DSM which approximates cost reimbursements we expected to receive from DSM for the last five months of 2006.

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

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and nine months ended September 30, are as follows:

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                              2006            2005            2006           2005
------------------------------------------------------------------------------------------------------------------------

Net earnings as reported                                     $ 25.0         $ 35.4          $ 111.4     $    40.7
Other comprehensive income (loss):
     Minimum pension liability adjustments                        -           (0.2)               -           4.8
     Unrealized gains on cash flow hedges                      13.7            2.3              5.1           3.1
     Foreign currency translation adjustments                   2.9            3.0             41.5         (59.1)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                  $ 41.6         $ 40.5          $ 158.0        $(10.5)
------------------------------------------------------------------------------------------------------------------------


13. INCOME TAXES

The effective rate for the three and nine months ended September 30, 2006 was a tax provision of 38.0% ($15.3) and 26.5% ($40.7), respectively, compared to a tax provision of 25.0% ($11.6) for the three months ended September 30, 2005 and a tax benefit of 78.0% ($17.3) for the nine months ended September 30, 2005. The 2006 effective tax rate for the quarter was negatively impacted primarily by the limited tax benefit available on the French asset impairment charge as well as an increase during the quarter in the underlying effective tax rate from 27.0% to 27.5% primarily due to the reduction of earnings of divested product lines in lower tax jurisdictions.

The 2006 year to date effective tax rate was also negatively by the limited tax benefit available on the French asset impairment charge offset by the positive impact in the second quarter of 2006 of a tax benefit from a restructuring charge recorded at 29.6% and a favorable decision in a legal dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20.0%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits, as more fully discussed below, offset to a lesser extent by the December 31, 2005 expiration of the U.S. research and development tax credit. In the event the U.S. government again elects to extend this credit consistent with prior tax law, this will likely have a favorable impact on our effective tax rate going forward. Excluding all these items, the underlying annual effective tax rate for the nine months ended September 30, 2006 was 27.5%.

The 2005 effective tax rate for the quarter and year to date was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $9.6 due to partial resolution of a tax audit in Norway. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the underlying annual effective tax rate for the nine months ended September 30, 2005 was 26.0%.

In May, 2006, we received notice that the Internal Revenue Service approved the final settlement with respect to a federal income tax audit for the 2002 and 2003 calendar years. Such approval resulted in a minor tax refund, which was recorded in the second quarter of 2006. We also recorded a reduction in tax expense of approximately $3.5 during the second quarter of 2006 to reflect the final resolution of this audit. The IRS is also currently preparing to conduct audits of our tax returns for the years 2004 and 2005 commencing in early 2007.

In 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($13.0). We retained tax counsel to assist in our defense of the final assessment given our vigorous defense in protesting this taxable income increase. Notwithstanding our meritorious defenses in these matters, in prior years as these matters developed, we accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability including interest thereon.

This final assessment reflected a 20.7 Norwegian krone decrease in the assessed tax liability compared with the prior audit report issued by the tax authorities. As a result, we recorded a corresponding reduction in tax expense of approximately $4.2, including interest, in the quarter ended June 30, 2005 to reflect this final assessment.

In 2005, we also received notice from the Norwegian authorities demanding a tax payment of 56.0 Norwegian krone ($8.5) plus accrued interest regarding this matter, and remitted this amount as a deposit pending the final resolution of this dispute.

During the third quarter 2006, we litigated this issue before a Norwegian tribunal to contest the full assessment. In October 2006, we received notification that the Norwegian court has issued a decision in favor of the Norwegian tax authorities sustaining the entire assessment. We are currently reviewing the court's decision with our Norwegian counsel to determine if further appeals are warranted.

In the event the Norwegian authorities ultimately prevail in their assessment, approximately 22.0 Norwegian krone ($3.4) of tax related to this matter will be remitted in subsequently filed tax returns beginning with the 2005 taxable period in accordance with Norwegian law. As a result, we remitted 4.4 Norwegian krone ($0.7) of additional tax in 2006 for the 2005 taxable period related to this dispute. Accordingly, the accrued balance at September 30, 2006 for this contingency was 24.7 Norwegian krone ($3.8), which represents our remaining liability regarding this matter in the event we ultimately accept the Norwegian court's decision as final.

We also received a separate notice from the Norwegian tax authorities in the second quarter of 2005 disclosing a complete termination of pleadings regarding a potential Norway permanent establishment ("PE") with respect to a Company affiliate. Given the favorable resolution of this PE issue, we adjusted our contingency reserves accordingly and recorded a reduction in tax expense of $5.4, including interest, in the second quarter ended June 30, 2005.

14. OTHER FINANCIAL INFORMATION

On July 20, 2006, the Board of Directors declared a $0.10 per common share cash dividend, paid on August 25, 2006 to shareholders of record as of August 11, 2006. Cash dividends paid in the third quarter of 2006 and 2005 were $4.7 and $4.6, respectively, and for the nine months ended September 30, 2006 and 2005 were $14.1 and $13.2, respectively. On October 19, 2006, the Board of Directors declared a $0.10 per common share cash dividend, payable on November 27, 2006 to shareholders of record as of November 10, 2006.

Income taxes paid for the nine months ended September 30, 2006 and 2005 were $43.1 and $42.8, respectively. Interest paid for the nine months ended September 30, 2006 and 2005 was $42.4 and $53.6, respectively. Interest income for the nine months ended September 30, 2006 and 2005 was $1.4 and $2.7, respectively.

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

Summarized segment information for our four segments for the three and nine months ended September 30 is as follows:

                                          Three Months Ended                                 Nine Months Ended
                                            September 30,                                      September 30,
                                   ---------------------------------                 -----------------------------------
                                      2006                 2005                          2006                  2005
                                   -----------          ------------                 -------------         -------------

Net sales

Cytec Performance Chemicals
     Sales to external customers     $  233.0            $    211.6                    $    688.6            $    634.9
     Intersegment sales                   1.3                   1.1                           5.2                   3.9
Cytec Surface Specialties               383.6                 353.6                       1,148.3                 893.1
Cytec Engineered Materials              150.9                 135.7                         441.6                 404.5
Building Block Chemicals
     Sales to external customers         95.9                  59.9                         257.4                 205.7
     Intersegment sales                  20.8                  13.7                          67.2                  58.5
                                       -------             ---------                     ---------             ---------
Net sales from segments                 885.5                 775.6                       2,608.3               2,200.6
Elimination of intersegment revenue     (22.1)                (14.8)                        (72.4)                (62.4)
                                       -------             ---------                     ---------             ---------

Net sales                            $  863.4            $    760.8                    $  2,535.9            $  2,138.2
------------------------------------------------------------------------------------------------------------------------

                                                 % of                  % of                          % of                  % of
                                                sales                 sales                         sales                  sales
                                                -------               -------                       -------               --------
Earnings (loss) from operations

Cytec Performance Chemicals          $   20.8       9%   $     16.5       8%           $     56.8       8%   $     39.6        6%
Cytec Surface Specialties                18.8       5%         20.3       6%                 78.0       7%          8.0        1%
Cytec Engineered Materials               26.7      18%         27.6      20%                 78.8      18%         76.3       19%
Building Block Chemicals                  9.9       8%         (4.3)     -6%                 15.8       5%          9.7        4%
                                        -------             ---------                     ---------             ---------

Earnings from segments                    76.2      9%         60.1       8%                229.4       9%        133.6        6%

Corporate and Unallocated               (21.0)  (2)            (4.5)                        (47.9)  (1),(2)       (10.0)
                                        -------             ---------                     ---------             ---------

Earnings from operations             $    55.2      6%   $     55.6       7%           $    181.5       7%   $    123.6        6%
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes net restructuring charges of $23.4 (see Note 5)

(2) Includes asset impairment charge of $15.4 related to our Surface Specialties manufacturing facility in France, restructuring charge of $1.1 related to headcount reduction in Specialty Chemicals, and a charge of $2.2 related to the update of our asbestos related contingent liabilities and related insurance receivables (see Note 4, 5, and 11)

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

                                           Cytec           Cytec           Cytec
                                       Performance        Surface       Engineered
                                        Specialties     Specialties      Materials         Corporate           Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005               $  101.5         $ 668.7            $ 241.3            $  0.7         $ 1,012.2
     Currency translation                     1.0            32.3               (0.1)                -              33.2
     Other                                  (15.2) (1)       (3.3) (2)             -                 -             (18.5)
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006              $   87.3         $ 697.7            $ 241.2            $  0.7         $ 1,026.9
--------------------------------------------------------------------------------------------------------------------------

(1) Reclassification of goodwill related to water treatment chemicals and acrylamide product lines to assets held for sale (see Note 4)

(2) Includes a reduction to goodwill of $2.6 in early 2006 as a result of finalizing the purchase price allocation of Surface Specialties business. Also, in the third quarter of 2006, we recorded a reduction of $0.7 which was related to the adjustment of pre-acquisition tax attributes associated with the acquisition

     Other acquisition intangibles consisted of the following major classes:

                     Weighted                                              Accumulated
                      Average           Gross carrying value              amortization                   Net carrying value
                  Useful Life      September 30,     December 31,    September 30,     December 31,    September 30,    December 31,
                      (years)             2006             2005             2006             2005             2006              2005
                  ------------------------------------------------------------------------------------------------------------------
Technology-based         15.2           $ 53.2           $ 52.2          $(18.1)          $(15.0)           $ 35.1            $ 37.2
Marketing-related       < 2.0              1.8                -            (1.0)                -              0.8                 -
Marketing-related        15.0             61.2             58.9           (13.2)            (9.0)             48.0              49.9
Marketing-related        40.0             42.2                -            (0.3)                -             41.9                 -
Marketing-related  indefinite                -             41.8                -                -                -              41.8
Customer-related         15.0            406.4            389.6           (47.7)           (27.0)            358.7             362.6
------------------------------------------------------------------------------------------------------------------------------------
Total                                   $564.8           $542.5          $(80.3)          $(51.0)           $484.5            $491.5
------------------------------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the three months ended September 30, 2006 and 2005 was $10.6 and $8.8, respectively, and for the nine months ended September 30, 2006 and 2005 were $28.7 and $21.6, respectively. Amortization expense for the nine months ended September 30, 2006 includes $1.4 related to the impairment of our manufacturing facility in France (see Note 4). Amortization expense for the nine months ended September 30, 2005 includes seven months of amortization of the acquisition intangibles associated with the purchase of Surface Specialties. Assuming no further change in the gross carrying amount of acquisition intangibles, the estimated amortization of acquisition intangibles is $37.0 for the year 2006, $35.2 for the year 2007, $34.6 per year for the years 2008 through 2009 and $34.4 for the year 2010.

At December 31, 2005, $41.8 of marketing-related intangibles related to trade names in the Radcure product line purchased in the Surface Specialties acquisition were classified as having indefinite lives. Management performed its annual review of non-amortizable intangible assets in the second quarter of 2006 following completion of the 2006 strategic planning process. As a result, the strategic plan included decisions to cease utilization of two minor trade names in the Radcure portfolio, one in September 2006 and the other by the end of 2007. As of June 30, 2006, the fair value of these two trade names was determined to be $1.8 and have been reclassified accordingly in the table above. The first has been fully amortized during the second quarter and the second is being amortized through the end of 2007. In addition, management revised its estimate of the useful life of the remaining Radcure trade name portfolio from indefinite to an estimated life of 40 years. As of June 30, 2006, the remaining portion of Radcure trade name had a fair value of $42.2. This has also been reclassified in the table above and amortization of these trade names began effective July 1, 2006.


17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At September 30, 2006, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2006, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $121.0. Of this total, $110.2 was attributed to the net exposure in forward selling of U. S. dollars. The remaining $10.8 was the net exposure in forward buying of Euros, translated into
U. S. dollar equivalent amount. The unfavorable fair value of currency contracts, based on forward exchange rates at September 30, 2006, was $0.8.

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to adjust the amount of the net investment hedge. At September 30, 2006, we had designated forward contracts to purchase (euro)58.0.

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Notes due October 1, 2010 and 10-Year Notes due October 1, 2015. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. At September 30, 2006, the unfavorable fair values of the five and ten year swaps were $7.1 and $8.2, respectively.

Commodity Hedging Activities

At September 30, 2006, the Building Block Chemicals segment Fortier plant's 2006 remaining forecasted natural gas utility requirements were 34% hedged utilizing natural gas forward contracts at an average cost of $9.69 per MMBTU. These contracts had a total fair value of $1.1 and delivery dates ranging from October, 2006 to December, 2006. Due to market conditions, we are transitioning from natural gas forward contracts to natural gas swaps to hedge the plant's future utility requirements. At September 30, 2006, 58% of the plant's 2006 remaining forecasted natural gas utility requirements were hedged through natural gas swaps and forwards.

At September 30, 2006, we held natural gas swaps, including the gas swaps for Fortier plant, with an unfavorable fair value of $6.8, which will be reclassified into Manufacturing cost of sales through June 2007 as these swaps are settled.

For more information regarding our hedging activities and derivative financial instruments, refer to Note 5 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K.

18. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                                    Pension Plans                       Postretirement Plans
                                           ---------------------------------        -----------------------------
                                                             Three Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                    2006               2005                2006             2005
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        6.1       $        6.0       $         0.2      $       0.4
       Interest cost                               12.4                8.3                 3.4              2.9
       Expected return on plan assets             (12.0)              (9.3)               (1.0)            (0.9)
       Net amortization and deferral                8.8                3.6                (2.6)            (2.5)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $       15.3       $        8.6       $         0.0      $      (0.1)
       ----------------------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                    2006               2005                2006             2005
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $       18.6      $        17.6       $         0.6      $       0.9
       Interest cost                               33.9               26.2                 6.7             10.1
       Expected return on plan assets             (33.3)             (29.1)               (2.4)            (3.5)
       Net amortization and deferral               16.4                9.6                (4.5)            (7.8)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $       35.6       $       24.3       $         0.4      $      (0.3)
       ----------------------------------------------------------------------------------------------------------

Net periodic cost of U.S. pension plans for fiscal 2006 was reviewed by our actuary during the third quarter of 2006 using updated demographic and census information and as a result, we recorded an additional $1.5 to our net periodic cost during the quarter. Also based on further review, it was determined that the valuation of the plan assets for one of our international plans utilized by our actuaries was not appropriate and as a result, we recorded an additional charge of $2.5 during the third quarter of 2006 to appropriately reflect the revised asset value for actuarial purposes.

We disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, that we expected to contribute $23.8 and $19.4, respectively, to our pension and postretirement plans in 2006. Through September 30, 2006, $38.5 and $10.5 in contributions were made, respectively. Our current estimate is to contribute approximately $72.0 and $13.0, respectively, to our pension and postretirement plans in 2006. The additional pension contributions in 2006 were primarily made to improve the funded status of our U.S. pension plans and simultaneously reduce the minimum required contributions in 2007. Postretirement contributions are lower than expected due to the favorable effects of medicare reimbursements, increased use of prefunded VEBA trust assets, and slightly lower than expected benefit payments.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2006 and 2005 were $4.1 and $4.6, respectively, and for the nine months ended September 30, 2006 and 2005 were $13.4 and $13.7 respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

We are a global specialty chemicals and materials company which sells our products to diverse major markets for aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management.

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

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). For further details see Note 6 to the Consolidated Financial Statements.

Quarter Ended September 30, 2006, Compared With Quarter Ended September 30, 2005

Consolidated Results

Net sales for the third quarter of 2006 were $863.4 compared with $760.8 for the third quarter of 2005. In the Cytec Surface Specialties segment, sales increased primarily as a result of increased volumes in the Radcure resins and powder coating resins product lines with net selling prices flat. Cytec Performance Chemical sales were up due to higher volumes in mining and specialty additives and phosphines with selling prices flat. The Cytec Engineered Materials segment sales increase was mainly volume related with higher sales to the large commercial aircraft and military markets as well as price increases in a number of markets. The Building Block Chemicals segment sales increased due to higher volume and increased selling prices partially driven by higher raw material and energy costs.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $698.5 or 81% of sales during the third quarter of 2006 compared with $599.6 or 79% of sales for the third quarter of 2005. The third quarter of 2006 increase is primarily due to the higher sales volumes and higher raw material costs of $28.3 as well as a net restructuring charge of $0.6, an impairment charge of $14.0 related to an unprofitable Cytec Surface Specialties manufacturing site in France, and a charge of $2.2 related to an increase in asbestos contingent liability. The third quarter of 2006 also included income of $4.5 related to a payment from a former melamine joint venture partner for early termination of the partnership. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charges and Note 11 regarding the termination of the melamine joint venture. Also included in the 2006 result is the charge related to stock options and stock-settled SARS of $0.5 due to the application of SFAS 123R in 2006.

Selling and technical services was $54.9 in 2006 versus $53.1 in the prior year. The increase was due to additional technology spending in Cytec Engineered Materials, a $0.3 restructuring charge, charges of $0.8 related to stock options and stock-settled SARS due to the application of SFAS 123R partially offset by cost reduction initiatives in the Surface Specialties segment.

Research and process development was $18.4 in 2006 versus $17.5 in the prior year. This increase was partially due to planned increased spending in Cytec Engineered Materials, the charge of $0.2 related to stock options and stock-settled SARS due to the application of SFAS 123R in 2006 partially offset by cost reduction initiatives in the Performance Chemicals and Surface Specialties segments.

Administrative and general expenses were $25.8 in 2006 which was slightly down versus $26.2 in the prior year. This is primarily due to the benefits of previous restructuring initiatives offset by $0.2 for integration expenses primarily associated with transition off of UCB's information technology system infrastructure, $0.3 of restructuring, and the charge of $1.2 related to stock options and stock-settled SARS due to the application of SFAS 123R in 2006. The 2005 results included a charge of $1.1 related to employee severance costs.

Amortization of acquisition intangibles was $10.6 in 2006 versus $8.8 in the prior year. The increase was primarily due to the write-down of $1.4 of intangibles related to the unprofitable manufacturing facility in France as well as higher amortization of certain Radcure trademarks in the Cytec Surface Specialties segment.

Other income (expense), net was expense of $1.2 in 2006 compared with income of $6.0 in the prior year. Included in the 2005 results was a gain of $3.7 related to derivative contracts entered into to hedge interest rate exposure associated with the debt offering which closed in October, 2005 as well as a $1.4 benefit related to the recovery of past lead litigation defense costs from an insurance carrier.

Equity in earnings of associated companies was $0.8 which was flat with $0.8 in the prior year. On June 1, 2005, we sold our 50% ownership stake in CYRO Industries to our joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $14.5 in 2006 compared with $15.9 in the prior year. The decrease was primarily due to the lower amount of debt outstanding during the third quarter of 2006 versus third quarter 2005.

The effective tax rate for the quarter ended September 30, 2006 was a tax provision of 38.0% ($15.3) compared to a tax provision of 25.0% ($11.6) for the quarter ended September 30, 2005. The 2006 effective tax rate for the quarter was negatively impacted primarily by the limited tax benefit available on the French asset impairment charge as well as an increase during the quarter in the underlying effective tax rate from 27.0% to 27.5% primarily due to the reduction of earnings of divested product lines in lower tax jurisdictions.

Our effective tax rate for the third quarter of 2005 was unfavorably impacted by the U.S. hedging gains and favorably impacted by a reduction in income tax expense related to the decrease in the underlying annual effective tax rate for the first six months of 2005 to 26.0% from 27.0%. This reduction in the annual effective income tax rate did not apply to the hedge losses and MOPPRS redemption for which taxes were recorded at higher rates and the write off of in-process research and development costs from the acquisition which are not tax deductible.

Earnings from discontinued operations were $0.5, net of income taxes, in 2005 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

Net earnings for 2006 were $25.0 ($0.51 per diluted share), a decrease from the net earnings of $35.4 ($0.75 per diluted share) in 2005. Included in the quarter for 2006 is an after-tax net restructuring charge of $0.8, an after-tax impairment charge of $14.8 related to an unprofitable European manufacturing facility and an after-tax charge of $1.6 related to an increase in asbestos contingent liabilities.

Net earnings available to common stockholders for 2005 include an after tax gain of $2.4 related to interest rate derivative transactions associated with the Surface Specialties acquisition and a restructuring charge of $0.8 after tax related to employee severance.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below. We have previously restated segment information for all periods presented in order to reflect our current organizational structure as announced in October 2005.

Cytec Performance Chemicals

                                                                                                   % Change Due to
                                                                                Total      ----------------------------------------
                                                   2006         2005          % Change         Price    Volume/Mix       Currency
     ------------------------------------------------------------------------------------------------------------------------------
     North America                               $  85.0       $  83.1              2%           1%           1%             -
     Latin America                                  33.2          30.7              8%           2%           5%             1%
     Asia/Pacific                                   34.1          28.2             21%           1%          21%            -1%
     Europe/Middle East/Africa                      80.7          69.6             16%          -1%          13%             4%
                                                ------------ ------------
     Total                                       $ 233.0       $ 211.6             10%           -            8%             2%
     ------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes increased 8% with volumes up in all product lines except specialty urethanes where customer end market product conversions lowered demand in 2006. On a regional basis, sales volumes were up in all regions. Sales volumes increased 13% in Europe/Middle East/Africa principally in water treatment chemicals, mining chemicals and phosphine due to better overall demand. The 21% sales volume increase in Asia/Pacific is primarily in mining chemicals, phosphines and polymer additives mostly due to higher demand levels. Overall average selling prices were flat with mining chemicals, specialty additives and urethane specialties increasing while selling prices were down in polymer additives and pressure sensitive adhesives due to competitive pressures.

Earnings from operations were $20.8, or 9% of sales, compared with $16.5 or 8% of sales, in 2005. The increase in earnings is primarily attributable to the higher sales volume and benefits of our restructuring initiatives, partially offset by higher raw material costs of $9.3 and higher employee benefit costs. Also included is expense of $0.9 for stock options and stock-settled SARS related to SFAS 123R.

Cytec Surface Specialties


                                                                                                   % Change Due to
                                                                                Total      ----------------------------------------
                                                   2006         2005          % Change           Price     Volume/Mix     Currency
     ------------------------------------------------------------------------------------------------------------------------------
     North America                                  $ 91.3        $ 92.5            -1%            4%              -5%           -
     Latin America                                    15.8          15.2             4%            2%               -            2%
     Asia/Pacific                                     66.0          57.3            15%           -3%              18%           -
     Europe/Middle East/Africa                       210.5         188.6            12%           -1%               8%           5%
                                               ------------ -------------
     Total                                          $383.6        $353.6             8%            -                6%           2%
     ------------------------------------------------------------------------------------------------------------------------------

Selling volumes increased 6% primarily due to increased sales of the Radcure resins and powder coating resins product lines due to higher demand in Europe and Asia plus new business. Liquid coating resins overall selling volumes were down primarily related to the automotive sector. On a regional basis, sales volumes were up in Europe and Asia/Pacific, flat in Latin America, and down in North America due to lower demand levels and a major customer moving production in-house. Selling prices overall were flat with increases in liquid coating resins and powder coating resins, offset by lower Radcure selling prices primarily due to competitive pressure in the lower technology products.

Earnings from operations were $18.8, or 5% of sales, compared with $20.3 or 6% of sales in 2005. The decrease in earnings is primarily attributable to significantly higher raw material costs of $6.3 which was across all product lines, an unfavorable product mix and higher employee benefit costs. This was only partially offset by the benefits of our restructuring initiatives and higher selling volumes. Also included is expense of $0.8 for stock options and stock-settled SARS related to SFAS 123R.

Cytec Engineered Materials

                                                                                                   % Change Due to
                                                                                Total      ----------------------------------------
                                                   2006         2005          % Change           Price     Volume/Mix     Currency
     ------------------------------------------------------------------------------------------------------------------------------

     North America                                 $96.7         $89.0               9%            1%               8%           -
     Latin America(1)                                0.3           0.3               -             -                -            -
     Asia/Pacific                                   11.7           8.5              38%            3%              35%           -
     Europe/Middle East/Africa                      42.2          37.9              11%            -               10%           1%
                                              --------------------------
     Total                                         $150.9       $135.7              11%            1%              10%           -
     ------------------------------------------------------------------------------------------------------------------------------

    (1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 10% with higher sales primarily to the large commercial aircraft, military rotorcraft and business jet markets partially offset by a decrease in the high performance auto market due to the completion of a program in early 2006. Overall prices increased 1% primarily due to price increases in North America and Asia/Pacific. Volumes increased in all regions except Latin America, increasing 8% in North America, 10% in Europe, and 35% in Asia/Pacific. Volume increases were primarily attributable to increased build rates for aircraft.

Earnings from operations were $26.7, or 18% of sales, compared with $27.6, or 20% of sales, in 2005. The impact of the increased sales volumes and slightly higher selling prices was more than offset by increased material costs of $2.7, increased costs in manufacturing to support the higher production volumes, some plant inefficiencies, planned higher technical service and research expenses, lower production rates in one of our carbon fiber plants due to trial runs of new product, start-up costs for a carbon fiber manufacturing line that was previously idled and expense of $0.6 for stock options and stock-settled SARS related to SFAS 123R.


Building Block Chemicals (Sales to external customers)

                                                                                                   % Change Due to
                                                                                Total      ----------------------------------------
                                                   2006         2005          % Change           Price     Volume/Mix     Currency
     ------------------------------------------------------------------------------------------------------------------------------

     North America                                 $  45.1       $  30.7             47%           17%              30%           -
     Latin America(1)                                  1.3           0.9              -             -                -            -
     Asia/Pacific                                     14.8           6.7            121%           52%              69%           -
     Europe/Middle East/Africa                        34.7          21.6             61%           25%              32%           4%
                                              ---------------------------
     Total                                         $  95.9       $  59.9             60%           24%              35%           1%
     ------------------------------------------------------------------------------------------------------------------------------

     (1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes were up 35%. This increase is primarily related to the impact of plant shutdowns in 2005 due to the U.S. gulf coast hurricanes. Selling prices were up 24% primarily in the acrylonitrile product line due to increased raw material costs and tighter supply/demand conditions.

Earnings from operations were $9.9 or 10% of sales, compared with a loss of $4.3, or (7)% of sales, in 2005. The increase in earnings was primarily due to increased selling volumes and selling prices plus higher plant production levels partially offset by higher raw material costs of $10.1. Included in the quarter is an income of $4.5 pertaining to a payment from our former melamine joint venture partner which approximates cost reimbursements we expected to receive from our former partner for the last five months of 2006. In addition, included in earnings from operations is expense of $0.3 for stock options and stock appreciation rights settled in stock related to SFAS 123R.

Nine months Ended September 30, 2006, Compared With Nine months Ended September 30, 2005

Consolidated Results

Net sales for the first nine months of 2006 were $2,535.9 compared with $2,138.2 for the prior year period. In the Cytec Surface Specialties segment, sales increased primarily as a result of the inclusion of two additional months of Surface Specialties acquired on February 28, 2005 and higher selling volumes. The Cytec Performance Chemicals segment experienced increased sales which were due in part to increased volumes and selling price increase initiatives plus the inclusion of sales of the acquired pressure sensitive adhesives and polyurethanes product lines of Surface Specialties. The Cytec Engineered Materials segment sales increase was primarily volume related with higher sales to the large commercial aircraft and military rotorcraft markets and price increases in a number of markets, partially offset by lower sales to the performance auto and launch vehicles markets. The Building Block Chemicals segment sales increase is split between higher selling prices and volumes. In 2005 the Building Blocks Chemical segment was unfavorably impacted by the hurricanes in the US Gulf Coast.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $2,032.7 or 80% for the first nine months of 2006 compared with $1,679.0 or 79% of sales for the first nine months of 2005. Most of the increase is associated with higher selling volumes, the inclusion of two additional months of Surface Specialties acquired on February 28, 2005, higher raw material costs of $64.5 partially offset by a favorable currency exchange on raw materials of $1.8. The results for 2006 include an impairment and restructuring charge of $22.1 related to the Polymer Additives business, an impairment charge of $14.0 for an unprofitable manufacturing facility in Europe, a $2.2 increase in asbestos contingent liabilities, a charge of $1.6 related to stock options and stock-settled SARS due to the adoption of SFAS 123R partially offset by a net restructuring charge reversal of $0.3. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charges. The 2005 results include $20.8 of amortization of the excess of the fair value of the finished goods inventory for the acquired Surface Specialties business over normal manufacturing cost.

Selling and technical services was $161.8 in 2006 versus $155.9 in the prior year. Research and process development was $54.5 in 2006 versus $50.4 in the prior year. Administrative and general expenses were $76.7 in 2006 versus $70.7 in the prior year. The increases was primarily attributable to the inclusion of expenses relating to Surface Specialties acquired on February 28, 2005 and charges related to stock options and stock-settled SARS due to the adoption of SFAS 123R of $2.4, $0.5, and $3.5 for selling and technical services, research and development and administrative and general expenses, respectively. Also the first nine months of 2006 includes integration expenses of $1.2 in administrative and general expenses associated with transitioning off of UCB's information technology system infrastructure and restructuring charges of $0.4, $0.5, and $0.4 for selling and technical services, research and development and administrative and general expenses, respectively. The write-off of acquired in-process research and development of $37.0 in the prior year was the result of the Surface Specialties acquisition.

Amortization of acquisition intangibles was $28.7 in 2006 versus $21.6 in the prior year. This increase was primarily attributable to the inclusion of two additional months of expenses relating to Surface Specialties acquired on February 28, 2005, the write-off of $1.4M related to the impaired intangibles related to an unprofitable product line manufactured in Europe as discussed in third quarter results, and higher amortization of Radcure trademarks.

Other income (expense), net was income of $13.0 in 2006 compared with expense of $44.9 in the prior year. Included in the first nine months of 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 11 of the consolidated financial statements. Included in the first nine months of 2005 is a loss of $44.2 related to derivative contracts entered to hedge currency and interest rate exposure associated with the acquisition of Surface Specialties and a charge of $4.4 for a settlement to resolve a dispute over an environmental matter.

Equity in earnings of associated companies was $2.5 versus $7.4 in the prior year. On June 1, 2005, we sold our 50% ownership stake in CYRO Industries to our joint venture partner Degussa Specialty Polymers, a company of Degussa AG.

Interest expense, net was $43.7 in 2006 compared with $63.9 in the prior year. The first nine months of 2005 include $21.0 of interest charges and $1.0 of unamortized put premiums and rate lock agreements related to the optional redemption of the Mandatory Par Put Remarketed Securities (MOPPRS) in May 2005. Excluding these 2005 charges, interest expense is up slightly due to the higher outstanding weighted-average debt balance related to the acquisition of Surface Specialties on February 28, 2005.

The effective income tax rate for the nine months ended September 30, 2006 was a tax provision of 26.5% ($40.7) compared to a tax benefit of 78% ($17.3) for the nine months ended September 30, 2005. The 2006 effective rate was negatively impacted by the limited tax benefit available on the French asset impairment charge as well as an increase during the quarter in the underlying effective tax rate from 27.0% to 27.5% primarily due to the reduction of earnings of divested product lines in lower tax jurisdictions. The year to date effective tax rate was also positively impacted by a tax benefit from a restructuring charge recorded at 29.6% and a favorable decision in a legal dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20.0%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits offset to a lesser extent by the December 31, 2005 expiration of the U.S. research and development tax credit. Excluding these items, the underlying annual effective tax rate for the nine months ended September 30, 2006 was 27.5%.

The 2005 effective tax rate was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $9.6 due to partial resolution of a tax audit in Norway. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the underlying annual effective tax rate for the nine months ended September 30, 2005 was 26%.


Earnings from discontinued operations were $1.2 in 2005 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

Net earnings for 2006 were $111.4 ($2.30 per diluted share) compared with net earnings for 2005 of $40.7 ($0.88 per diluted share). Included in the 2006 results is an after-tax net restructuring charges of $16.5, an after-tax charge of $1.6 related to completion of a detailed update of our asbestos contingent liability, after-tax costs of $0.9 related to surface specialties integration, an after-tax gain of $12.5 related to a favorable resolution of a legal dispute, an income tax benefit of $3.5 related to the completion of prior years tax audits and the cumulative effect of an accounting change after-tax charge of $1.2 related to the adoption of SFAS 123R. The improvement in net earnings is primarily related to higher selling volumes, increased selling prices, two additional months of the Surface Specialties acquisition that was acquired on February 28, 2005, increased production levels and the benefits of the our recent restructuring initiatives partially offset by higher raw material costs.


Net earnings for 2005 included the write-off of $37.0 of in-process research and development costs; interest charges and unamortized put premiums of $14.0 after-tax related to the redemption of the MOPPRS prior to their final maturity; a $15.2 after-tax amortization charge from the write-up to fair value of the acquired inventory that was subsequently sold; a $28.1 after-tax charge related to currency and interest rate derivative transactions associated with the Surface Specialties acquisition; a charge of $1.8 after-tax for settlement of a certain litigation matter; employee restructuring costs of $1.8 after-tax; a $3.2 settlement to resolve a dispute over an environmental matter; an income tax benefit of $25.7 reflecting favorable resolution of tax audits with respect to prior year tax returns; all of which was were partially offset by the higher overall sales attributable to the acquisition.


Segment Results

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below. We have previously restated segment information for all periods presented in order to reflect our current organizational structure as announced in October 2005.

Cytec Performance Chemicals



                                                                                                % Change Due to
                                                               Total         ------------------------------------------------------
                                   2006         2005          % Change       Price      Volume/Mix       Acquisition      Currency
 ----------------------------------------------------------------------------------------------------------------------------------
 North America                    $261.3       $258.2               1%        3%            -5%              3%              -
 Latin America                     100.4         90.6              11%        1%            7%                -              3%
 Asia/Pacific                       94.6         87.5               8%        1%            6%               2%             -1%
 Europe/Middle East/Africa         232.3        198.6              17%        1%            12%              5%             -1%
                                -------------------------
 Total                            $688.6       $634.9               8%        2%            3%               3%              -
 ----------------------------------------------------------------------------------------------------------------------------------

Overall selling volumes increased 6% with half due to the inclusion of sales attributable to pressure sensitive adhesives and polyurethane product lines of Surface Specialties which was acquired on February 28, 2005 and volume increases in the mining chemicals product line due to strong demand partially offset by lower volumes in the urethanes and water treating product lines. On a regional basis, North America sales volumes declined primarily in water treatment chemicals due to low demand from the paper sector and our decision to reduce sales on low profit accounts. Sales volumes in Latin America increased 7% primarily due to improved demand for mining chemicals from copper mining applications. Sales volume increase in Asia/Pacific is primarily in mining chemicals, phosphines and polymer additives mostly due to higher demand levels. Sales volume in Europe/Middle East/Africa increased 12% as a result of overall improved demand. Overall average price increased 2% as a result of implementation of price increase initiatives in the mining product line and a surcharge in the water treating product line.

Earnings from operations were $56.8, or 8% of sales, compared with $39.6 or 6% of sales in 2005. The increase in earnings is primarily attributable to increased selling volumes, benefits of restructuring initiatives and the inclusion of the Surface Specialties pressure sensitive adhesive and polyurethanes product lines which were acquired on February 28, 2005. Partially offsetting these was higher raw material costs of $28.4 and expense of $2.7 for stock options and stock-settled SARS related to SFAS 123R. 2005 results also included $2.6 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition and $7.0 of in-process research and development cost write-offs related to the Surface Specialties acquisition.

Cytec Surface Specialties

                                                                                                % Change Due to
                                                               Total         ------------------------------------------------------
                                   2006         2005          % Change       Price      Volume/Mix       Acquisition      Currency
 ----------------------------------------------------------------------------------------------------------------------------------
 North America                   $   284.5       $239.5             19%        4%            -3%              18%             -
 Latin America                        45.2         35.8             26%        2%             1%              19%             4%
 Asia/Pacific                        194.0        140.6             38%       -4%            25%              18%            -1%
 Europe/Middle East/Africa           624.6        477.2             31%       -1%             8%              24%             -
                                 -------------------------
 Total                            $1,148.3       $893.1             29%        -              7%              22%             -
 ----------------------------------------------------------------------------------------------------------------------------------

For all regions, selling volumes increased 29% of which 22% relates to the inclusion of sales attributable to Surface Specialties which was acquired on February 28, 2005. The remaining volume increase was across all product lines. In North America volumes declined excluding the acquisition due to reduced demand levels from the automotive sector in the liquid coating resin product line. In Asia/Pacific and Europe/Middle East/Africa volumes increased 25% and 8%, respectively, due to improved demand and new business. Selling prices declined in Asia and Europe primarily due to price competition in lower technology products.

Earnings from operations were $78.0, or 7% of sales, compared with earnings from operations of $8.0, or 1% of sales in 2005. The increase in earnings is primarily attributable to the increased selling volumes, the benefits of restructuring initiatives and the inclusion of results from Surface Specialties which was acquired on February 28, 2005. Partially offsetting these are higher raw material costs of $11.5 and expense of $2.4 for stock options and stock-settled SARS related to SFAS 123R. 2005 results include the write-off of in-process research and development costs of $30.1 and a charge of $18.2 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition.

Cytec Engineered Materials

                                                                                                   % Change Due to
                                                                              Total    ----------------------------------------
                                                2006         2005          % Change           Price     Volume/Mix     Currency
--------------------------------------------------------------------------------------------------------------------------------
North America                                $276.9         $261.2              6%            2%               4%           -
Latin America(1)                                0.9            1.1              -              -                -           -
Asia/Pacific                                   32.5           22.1             47%            4%              43%           -
Europe/Middle East/Africa                     131.3          120.1              9%            2%               8%          -1%
                                         --------------------------
Total                                        $441.6         $404.5              9%            2%               7%           -
------------------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 7% primarily from higher sales to the large commercial aircraft, military rotorcraft and business jet markets partially offset by lower sales in the high performance auto market due to the completion of a program in early 2006 and lower sales to the launch vehicle market. Net selling prices increased 2% due to price increases in all regions and across a number of markets. North America, Europe, and Asia/Pacific sales volumes increased 4%, 8%, and 43%, respectively, with the increases coming primarily from the large commercial aircraft and military segments due to increased aircraft build rates.

Earnings from operations were $78.8, or 18% of sales, compared with $76.3, or 19% of sales, in 2005. The impact of the increased sales volume and prices on operating earnings was partially offset by increased raw material costs of $4.7, increased costs in manufacturing to support the higher production volumes, some plant inefficiencies, planned higher technical service and research expenses, lower production rates in one of our carbon fiber plants due to trial runs of new product and costs to startup a carbon fiber manufacturing line that was previously idled. Also included is expense of $1.8 for stock options and stock-settled SARS related to SFAS 123R.

Building Block Chemicals (Sales to external customers)

                                                                                                   % Change Due to
                                                                              Total    ----------------------------------------
                                                2006         2005          % Change           Price     Volume/Mix     Currency
--------------------------------------------------------------------------------------------------------------------------------

North America                                $  131.3      $  110.3             19%           10%               9%           -
Latin America(1)                                  4.1           2.9              -             -                -            -
Asia/Pacific                                     26.8          38.1            -30%            3%             -33%           -
Europe/Middle East/Africa                        95.2          54.4             75%           21%              55%           -1%
                                            ---------------------------
Total                                        $  257.4      $  205.7             25%           12%              13%           -
--------------------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes are 13% higher and selling prices are 12% higher, both primarily related to acrylonitrile. In addition, selling volumes were favorably impacted due to plant shutdowns in 2005 as a result of the hurricanes in the US gulf coast in the third quarter of 2005 On a regional basis selling volumes in Asia/Pacific are down due to sluggish demand for acrylonitrile and poor margin spreads, which discouraged us from moving product there. Selling volumes in Europe/Middle East/Africa improved due to increased demand for imported acrylonitrile and margin spreads while still low were higher than those in Asia-Pacific. Selling prices were up overall due to acrylonitrile and acrylamide as they trended with increases in raw material costs.

Earnings from operations were $15.8, or 6% of sales, compared with $9.7, or 5% of sales, in 2005. The increase in earnings reflects the higher selling volumes (some due to the impact of the aforementioned hurricanes in 2005), higher selling prices and income of $4.5 pertaining to a payment from our former melamine joint venture partner which approximates cost reimbursements we expected to receive from our former partner for the last five months of 2006. This was partially offset by higher raw material costs of $19.8 million, inefficiencies on lower melamine production as a result of our manufacturing joint venture partner requesting no production in the first half of 2006, difficulties in our sulfuric acid plant operations and higher costs due to a two week scheduled acrylonitrile plant outage in the first quarter of 2006. Also included is expense of $0.9 for stock options and stock-settled SARS related to SFAS 123R.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2006 our cash balance was $29.3 compared with $68.6 at year end 2005. This decrease was primarily attributable to the use of cash to reduce debt.

Cash flows provided by operating activities were $161.2 in 2006 compared with $173.4 in 2005. The decrease in operating cash flows reflects the higher working capital in line with the increase in sales and additional pension contributions in 2006 offset in part by the increase in earnings. During the nine months of 2006, pension contribution of $38.5 were made compared to $8.2 through the nine months of 2005. The additional pension contributions in 2006 were primarily made to improve the funded status of our U.S. pension plans and simultaneously reduce the minimum required contributions in 2007. Pension liabilities are included in other liabilities in our consolidated statements of cash flows. Trade accounts receivable increased $58.4 reflecting the increase in sales and inventory increased $48.4 due to higher raw material cost and higher inventory levels to meet increasing demand. Accrued expenses decreased $8.3 primarily due to insurance premium payment of $6.6 for our global policy and a payment of $4.3 related to a previously recognized environmental litigation accrual. Other liabilities decreased $5.0 primarily due to payments of $13.2 for our postretirement benefits plans in excess of accruals offset in part by $9.0 increase to our asbestos related claims reserves. Partially offsetting these were an increase in restructuring accruals of $4.3 and increase in accounts payable of $10.5.

Cash flows used in investing activities were $62.2 for 2006 compared with $1,355.8 for 2005. This decrease was primarily attributable to $1,509.0 of cash used for the Surface Specialties acquisition offset in part by $101.4 cash provided by the sale of assets in 2005 including SSAR. Capital spending for the 2006 nine months was $62.2 compared to $74.7 in 2005. Capital spending for the full year is expected to approximate $100.0.

Net cash flows used in financing activities were $140.9 in 2006 compared with net cash flows provided by financing activities of $1,044.1 in 2005. This change is primarily due to proceeds received for debt incurred in 2005 related to the purchase of Surface Specialties. During the nine months of 2006, we had net debt repayments of $176.6, which were partially offset by proceeds received on the exercise of stock options of $40.5 and excess tax benefits from share-based payment arrangements of $9.4.

At September 30, 2006, we can borrow up to an additional $295.0 under our $350.0 revolving credit facility. Borrowing against this facility totaled $55.0 at September 30, 2006.

On July 20, 2006 the Board of Directors declared a $0.10 per common share cash dividend, paid on August 25, 2006 to shareholders of record as of August 12, 2006. Cash dividends paid during the nine months of 2006 and 2005 were $14.1 and $13.2, respectively. On October 20, 2006 the Board of Directors declared a $0.10 per common share cash dividend, payable on November 27, 2006 to shareholders of record as of November 10, 2006.

In July 2006, we announced we had reached a definitive agreement to sell our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). In October 2006, we completed the first of three phases of the sale, which include the entire product lines with the exception of our Botlek manufacturing site in the Netherlands, which is expected to close in early 2007, and certain assets at various subsidiaries in Asia/Pacific and Latin America which are expected to close within the next six months. The timing of the flow of funds is approximately $208.0 received in October for the first closing, an estimated $20.0 upon the Botlek closing, and an estimated $12.0 upon completion of the transfer of the assets at the various subsidiaries for an estimated total of $240.0. The first payment received in October was used to pay down our debt.

In connection with the Surface Specialties acquisition, we suspended our stock buy-back program and do not anticipate making future stock buy-backs for at least two years from the closing date in order to maximize the funds available for debt service and other corporate purposes.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and dividends as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment, pension contributions or other investments, it may continue to make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Excluding the impact of increasing raw material costs, inflation is not considered significant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in our 2005 Annual Report on Form 10-K.

OTHER

2006 OUTLOOK

In our October 19, 2006 press release, which was also filed as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2006 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2006. Except as follows, there have been no changes to our critical accounting policies during the nine months ended September 30, 2006.

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

Commodity Price Risk: At September 30, 2006, the Building Block Chemicals segment Fortier plant's 2006 remaining forecasted natural gas utility requirements were 34% hedged utilizing natural gas forward contracts at an average cost of $9.69 per MMBTU. These contracts had a total fair value of $1.1 and delivery dates ranging from October, 2006 to December, 2006. Due to market conditions, we are transitioning from natural gas forward contracts to natural gas swaps to hedge the plant's future utility requirements. At September 30, 2006, 58% of the plant's 2006 remaining forecasted natural gas utility requirements were hedged through natural gas swaps and forwards.

At September 30, 2006, we held natural gas swaps, including the gas swaps for Fortier plant, with an unfavorable fair value of $6.8, which will be reclassified into Manufacturing cost of sales through June 2007 as these swaps are settled.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $0.1 in the value of the contracts referred to above.

Interest Rate Risk: At September 30, 2006, our outstanding borrowings consisted of short-term borrowings of $35.3 and long-term debt, including the current portion, which had a carrying value of $1,121.0, a face value of $1,121.2 and a fair value, based on dealer quoted values, of approximately $1,101.7.


Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2006, interest expense would increase/decrease by approximately $0.9 for the next fiscal quarter.

For a discussion of the interest rate derivative activities entered into as part of the acquisition of Surface Specialties, refer to "Liquidity and Financial Condition" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2005 Annual Report on Form 10-K

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At September 30, 2006, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2006, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $121.0. Of this total, $110.2 was attributed to the net exposure in forward selling of U. S. dollar. The remaining $10.8 was the net exposure in forward buying of Euro, translated into U. S. dollar equivalent amount. The unfavorable fair value of currency contracts, based on forward exchange rates at September 30, 2006, was approximately $0.8. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2006 would decrease by approximately $13.6. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany loans receivable we have with one of our subsidiaries. At September 30, 2006, the unfavorable fair value of the five and ten year swaps were $7.1 and $8.2, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $51.5 on the combined value of the cross-currency swaps.

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into forward euro contracts to adjust the level of this net investment hedge. At September 30, 2006, we had forward contracts to purchase (euro)58.0 which were designated as a net investment hedge. Assuming other factors are held constant, a hypothetical decrease of 10% in the euro exchange rate would have an adverse impact of approximately $7.4 in the value of these forward contracts.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There were no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We are in the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired businesses of Surface Specialties. The world-wide implementation is expected to be completed in early 2009 and includes changes that involve internal controls over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal controls, our disclosure controls and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the controls affected by the implementation. Appropriate changes will be made to any affected internal controls during the implementation and we will test all modified controls to insure they are functioning effectively.

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

Material developments to legal proceedings described in our 2005 Annual Report on Form 10-K and 2006 Quarterly Reports on Form 10-Q are set forth below.

The following table presents information about asbestos claims activity:

        ---------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                       2006
        ---------------------------------------------------------------------------------------------
        Number of claimants at beginning of period                                     18,100
        Number of claimants associated with claims closed during period               (11,900)
        Number of claimants associated with claims opened during period                 2,900
        ---------------------------------------------------------------------------------------------
        Number of claimants at end of period                                            9,100
        ---------------------------------------------------------------------------------------------

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

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. We obtained a court order in France to enforce the award, which order was appealed by SNF. In March, 2006, the Court of Appeal of Paris denied SNF's appeal and affirmed the court order. In the second quarter of 2006, we collected
(euro)12.2 ($15.6) related to the arbitration award including interest which was included in other income, expense (net) in the second quarter. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings and has also filed a final appeal of the appellate court's order. SNF has also filed a complaint in France seeking compensation from Cytec for (euro)54.0 alleging damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that both complaints and the appeal are without merit.

See also the Note 11 of the Notes to the Consolidated Financial Statements herein.

Item 6.  EXHIBITS

         (a).     Exhibits
                  --------

See Exhibit Index on page 38 for exhibits filed with this Quarterly Report on Form 10-Q.

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



November 2, 2006

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

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2006 and 2005

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