Form 10-K
period 2006-12-31
CYTEC INDUSTRIES INC/DE/
filed 2007-02-28
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                         Commission file number 1-12372
                                                -------

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No | |

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes | |  No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |X| Accelerated filer | | Non-accelerated filer | |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

At June 30, 2006 the aggregate market value of common stock held by non-affiliates was $2,513,260,130 based on the closing price ($53.46 per share) of such stock on such date.

There were 47,817,466 shares of common stock outstanding on February 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                    Part of Form 10-K
---------                                                    -----------------
Portions of Proxy Statement for 2007 Annual Meeting          Parts III, IV
Of Common Stockholders, dated March 9, 2007.


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                    Form 10-K
                                Table of Contents


                                                                                                                          Page
Part I.
               Item 1.      Business                                                                                        4
               Item 1A.     Risk Factors                                                                                   13
               Item 1B.     Unresolved Staff Comments                                                                      14
               Item 2.      Properties                                                                                     15
               Item 3.      Legal Proceedings                                                                              16
               Item 4.      Submission Of Matters to a Vote of Security Holders                                            17

Part II.
               Item 5.      Market For Registrant's Common Equity, Related Stockholder Matters and Issuer                  18
                                Purchases of Equity Securities
               Item 6.      Selected Financial Data                                                                        19
               Item 7.      Management's Discussion and Analysis of Financial Condition and Results Of Operations          20
               Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                     31
               Item 8.      Financial Statements and Supplementary Data                                                    37
               Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure           78
               Item 9A.     Controls and Procedures                                                                        78
               Item 9B.     Other Information                                                                              78

Part III.
               Item 10.     Directors and Executive Officers of the Registrant                                             79
               Item 11.     Executive Compensation                                                                         79
               Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder         80
                                Matters
               Item 13.     Certain Relationships and Related Transactions                                                 80
               Item 14.     Principal Accountant Fees and Services                                                         80

Part IV.
               Item 15.     Exhibits and Financial Statement Schedules                                                     81
                            Signatures                                                                                     85


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

Forward-looking statements include, among others, statements concerning our (including our segments) outlook for the future, anticipated results of acquisitions and divestitures, selling price and raw material cost trends, the effects of changes in currency rates and forces within the industry, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, our long-term goals and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect our anticipated results: successful completion of the information technology software integration of Surface Specialties, changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; government regulations, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in our assessment of uncertain tax positions; changes in accounting principles or new accounting standards; political instability or adverse treatment of operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

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

                                     PART I
                                     ------

Item 1.          BUSINESS

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 37% of our 2006 revenues in North America, 43% in Europe, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 19 countries. We had net sales of $3,329.5 million and earnings from operations of $304.9 million in 2006, including a gain of $75.5 million on the sale of our water treatment and acrylamide product lines. Cytec was incorporated as an independent public company in December 1993.

On February 28, 2005, we completed the acquisition of the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") for cash and stock valued at approximately $1.8 billion. This acquisition complemented our existing product offering to the coatings industry including the general industrial, automotive, architectural, plastic, ink and wood sectors.

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"), which included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, R&D and technical services personnel . The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing, and certain net assets at various subsidiaries in Asia/Pacific and Latin America are expected to close within the next three months as the last phase. We will continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under a long term supply agreement. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site.

The timing of the flow of funds is as follows: approximately $208.0 million was received in October 2006 for the first closing, approximately $21.0 million was received for the second closing in January 2007, and an estimated $10.0 million will be received upon completion of the transfer of the assets at the various subsidiaries. We also recorded approximately $6.0 million of a receivable at December 31, 2006 as a result of a working capital adjustment from the first phase closing we expect to receive per the terms of the contract in 2007, bringing estimated total proceeds to $245.0 million. The remaining subsidiary net asset closings are subject to certain conditions and the amounts could change due to final working capital transferred. The 2006 nine month sales of the two product lines while owned by Cytec were approximately $231.1 million. We recorded a pre-tax gain of $75.5 million ($59.6 million after-tax) related to the first phase closing in the fourth quarter of 2006, and expect a smaller gain in 2007 from the other closings.

We have four business segments: Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals and Cytec Surface Specialties are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. Cytec Performance Chemicals includes the following product lines: mining chemicals, phosphines, polymer additives, specialty additives, specialty urethanes and adhesives. Cytec Surface Specialties product lines include radiation-cured resins (Radcure resins), powder coating resins and liquid coating resins. Included in the liquid coating resins product line are water-borne resins, amino resins and solvent based resins. Cytec Engineered Materials principally includes advanced composites and structural film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, sulfuric acid and melamine.

Our corporate vision is to be a premier specialty chemicals and materials company through customer focus, superior technology, operational excellence and employee commitment. To achieve our corporate vision, our strategy includes the following initiatives:

- Focus on developing applications and solutions that meet customer needs. We seek to collaborate closely with our customers to understand their needs and provide them with a superior value proposition, whether through improvement in product quality, reduced part cost or a new enabling technology. We seek to market our specialty products in terms of the value they provide and focus on delivering a high level of technical service to our customers as we work with them on solving problems and providing them with better products for their applications. For example, our water-borne liquid coating resins technologies benefit customers by delivering valuable performance properties while helping them meet evolving environmental standards, including reducing or eliminating the need for solvents and other volatile organic compounds.

- Technology leadership. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end we focus on our new product pipeline and delivering value-added products to our customers every year. For example, we have continued to invest in the Cytec Engineered Materials segment by recruiting technical service as well as Research and Development personnel to take advantage of the growing potential for new applications for our technology. Our technology leadership position resulted in one of our high temperature resins systems being used in the F-35 Joint Strike Fighter program. Additionally, within the Cytec Surface Specialties segment, we are developing hybrid resins, in which radiation-curable properties are combined with water-based or powder-based technologies, and in more complex applications, such as coil coating, automotive repair, ultraviolet inkjet printing and flat-panel displays.

- Seek geographical expansion of our business. We operate on a global basis with manufacturing plants located in 19 countries. Our acquisition of Surface Specialties gave us local manufacturing operations in high growth emerging markets where we can continue to expand sales from existing production and add new technologies as markets develop.

- Pursue operational excellence and efficiencies. We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes.

In the course of our ongoing operations, we have made a number of other strategic business and product line acquisitions and dispositions. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in our consolidated results from the dates of the respective acquisitions.

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

SEGMENT INFORMATION

Revenues from external customers, earnings from operations and total assets for each of our four reportable segments can be found in Note 18 of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

Cytec Performance Chemicals

Set forth below are our primary product lines and major products in this segment and their principal applications.

-------------------------------------------------------------------------------------------------------------------
        Product Line                          Major Products                         Principal Applications
-------------------------------------------------------------------------------------------------------------------

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

Phosphines                           Solvent extractants, flame                Mineral processing,
                                     retardants, catalyst ligands,             pharmaceutical, chemical and
                                     high purity phosphine gas and             electronic manufacturing, and
                                     biocides                                  fumigants


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



Specialty additives                  Surfactants, specialty monomers,          Textiles, non-wovens and
                                     acrylic stabilizers and PTZ(R)            adhesives, super absorbent
                                     Phenothiazine                             polymers, and acrylic acid
                                                                               stabilizer

Specialty urethanes                  Polyurethane, resins,                     Breathable textile coatings,
                                     isocyanates, carbamates and               formulated polyurethane and epoxy
                                     epoxy and polyurethane resin              systems, adhesives, inks and
                                     systems                                   sealants

Adhesives                            Pressure sensitive adhesives:             Signage, labels, tapes, graphics,
                                     water-borne and solvent-borne             medical and specialty customer
                                                                               formulations

-------------------------------------------------------------------------------------------------------------------

We market our performance chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. We have achieved growth in our performance chemicals sales by finding new applications for our existing products as well as developing new products. For discussion of raw materials, refer to "Customers and Suppliers."

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

Phosphines

Our phosphine specialties are utilized for a variety of applications. We are a leading supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and have significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. Included in the phosphine line is the organo phosphorus compounds acquired from Avecia in 2003 as part of its Intermediates and Stabilizers product line. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries.

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

Specialty Additives

We are a leading global supplier of sulfosuccinate surfactants, acrylamide based specialty monomers, and PTZ(R) Phenothiazine. Sulfosuccinate surfactants and acrylamide based specialty monomers products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications. PTZ(R) Phenothiazine is used as an acrylic acid stabilizer.

Specialty Urethanes

As part of our acquisition of Surface Specialties, we acquired a specialty line of polyurethane resins and systems. This plus our existing line of isocyanates, carbamates and epoxy and polyurethane resin systems are used in high-performance applications in industries such as aerospace, automotive, military, computers, biomedical, textiles and electrical / electronics.

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

-------------------------------------------------------------------------------------------------------------
     Product Line                    Major Products                         Principal Applications
-------------------------------------------------------------------------------------------------------------
Radcure resins              Oligomers, monomers,                  Coatings and inks used in industrial
                            photo-initiators                      metal, wood and plastic coatings
                                                                  including parquet, safety glass
                                                                  interlayer, printing inks and varnishes

Powder coating resins       Conventional and ultraviolet          Powder coatings for industrial and heavy
                            powders                               duty metal applications, appliance, white
                                                                  goods, architecture and wood

Liquid coating resins       Water-borne resins,                   Automotive and industrial coatings for
                            solvent-borne resins, amino           appliances, automobiles, containers,
                            resins                                metal fixtures, metal and wood furniture,
                                                                  and heavy-duty industrial machinery,
                                                                  architectural applications, products used
                                                                  in textiles coating, abrasives, tires,
                                                                  electronics, marine, sanitary and
                                                                  swimming pools

-------------------------------------------------------------------------------------------------------------

We market our surface specialty chemicals through specialized sales and technical service staffs for each of our product lines. Sales are typically made directly to large customers and through distributors to smaller customers. Certain of our products, primarily amino resins, in this segment are manufactured using melamine that is manufactured by our Building Block Chemicals segment. For further discussion of raw materials, refer to "Customers and Suppliers."

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

Powder Coating Resins

As part of our acquisition of Surface Specialties, we acquired polyester powder resin technologies for the rapidly growing market for powder coatings. Today, these coatings which are considered environmentally friendly account for a significant portion of the industrial finishing market. We offer innovations such as powder resins for super durable clearcoats, weather-resistant finishes and ultraviolet-curing powder coating systems for heat-sensitive substrates such as plastic and wood. These powder coatings provide original equipment manufacturers with a number of cost and environmental benefits compared to traditional coating systems.

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

Sales are dependent to a large degree on the commercial and military aircraft build-rates and the number of applications and aircraft programs for which we are a qualified supplier. The majority of commercial aircraft programs in the Western world has qualified and uses certain of our products. We are a major supplier to such military programs as the F-35 Joint Strike Fighter, the F/A-22 and F/A-18 combat aircraft and the C-17 transport aircraft. We have a number of long term agreements, expiring over various periods, to supply aerospace customers with their requirements, subject to various exceptions, of various specialty materials at prices that are generally fixed by year.

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

We purchase from third parties all of the aramid and glass fibers and much of the carbon fibers and base resins used in the manufacture of composites. They are mainly used as a reinforcement material for advanced composites used in the aerospace and certain other industries and have many advantageous characteristics such as light weight, high tensile strength and strong heat resistance.

We manufacture and sell various high-performance grades of both polyacrylonitrile ("PAN") type and pitch type carbon fibers. Approximately 65% of our carbon fiber production is utilized internally (which represents 30% of our demand for carbon fiber) with the balance being sold to third parties. We recently completed a project increasing our production of PAN carbon fiber by approximately 33%. We have announced our intention to build a new carbon fiber line. This project, if approved, is forecasted to cost approximately $150.0 million, take approximately three years to complete and increase our capacity of PAN carbon fiber by 100%. For additional information refer to "Customer and Suppliers".

Building Block Chemicals

Building Block Chemicals are manufactured at our world-scale, highly integrated Fortier facility. The Fortier facility is located on the bank of the Mississippi

River near New Orleans, Louisiana and has access to all major forms of transportation and supplies of raw materials. This segment's product line includes acrylonitrile, hydrocyanic acid (a co-product of acrylonitrile), sulfuric acid and melamine which is produced both for use internally within our other segments and for merchant sale. The integration of the facility comes from its steam usage whereas the acrylonitrile and sulfuric acid production produces excess steam which is used in the production of melamine. Additionally, a tenant at the site purchases substantially all of the hydrocyanic acid we produce as well as substantial amounts of the sulfuric acid we produce for the manufacture of methyl methacrylate at the site. We strive to operate our plants at capacity subject to market conditions and raw material availability.

Acrylonitrile and Hydrocyanic Acid

We expect to sell up to approximately 40% of our current acrylonitrile production to an international trading company under a long-term distribution agreement at a market based price. Another 25% is expected to be sold to Kemira under long term agreements to make acrylamide (the product line sold to Kemira in October 2006) and the remainder is sold within the United States or exported to international markets principally in Europe and Asia depending upon selling prices in the regions. We sell substantially all of our hydrocyanic acid under a long-term supply agreement to a tenant at our Fortier site.

Other Building Block Chemicals

Previously, our melamine manufacturing plant was operated by American Melamine Industries ("AMEL"), a 50% owned joint venture with a subsidiary of DSM N.V. ("DSM"). Effective August 1, 2006, DSM's 50% interest in AMEL was transferred to us and AMEL was dissolved. We are the only manufacturer of melamine in North America and about 30% of our approximately 150 million pound capacity is used internally to make amino resins. Depending on market conditions, the remainder is marketed and sold to third parties primarily in the United States. Our ability to manufacture melamine at a competitive cost depends primarily on the cost of ammonia (which is dependent on the cost of natural gas), freight rates and prevailing exchange rates. In recent years, producers of melamine outside of the U.S. have been able to manufacture melamine overseas using less expensive natural gas than available to us in the U.S. and the resulting import competition has resulted in selling prices in the U.S. less than our full cost of production.

We manufacture and sell sulfuric acid and regenerated sulfuric acid under a long-term supply agreement to a tenant at our Fortier site and sell sulfuric acid in the merchant marketplace.

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

Associated Company and Minority Interests

We own a 50% ownership interest in SK Cytec Co., Ltd. and two majority-owned entities, none of which are material to the results of our operations.

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

Customers and Suppliers

Sales to one of our customers, including sales to this customer's subcontractors, are significant to our Cytec Engineered Materials segment. The loss of this customer and related subcontractors would have a material adverse effect on the operating results of our Cytec Engineered Materials segment. Sales of hydrocyanic acid and the sale and regeneration of sulfuric acid to one of our customers are significant to our Building Block Chemicals segment. The loss of this customer would have a material adverse effect on the operating results of our Building Blocks Chemicals segment. Sales to one customer of our Cytec Surface Specialties segment are significant to this segment and, if such sales were lost, would have a material adverse effect on the operating results of our Cytec Surface Specialties segment. A summary of various long-term customer supply agreements is disclosed in Note 13, of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

A number of our customers operate in cyclical industries such as the aerospace, automotive and mining. This in turn, causes demand for our products to also be cyclical. Industry cycles also impact profitability of our Building Block Chemicals' sales.

Key raw materials for the Cytec Specialty Chemical segments are propylene derivatives such as acrylic acid, methanol derivatives and natural gas for energy. Key raw materials for the Cytec Engineered Materials segment are carbon fiber and various resins. We require natural gas, propylene, ammonia and sulfur to manufacture our Building Block Chemicals. These are typically available although we have experienced tight markets for certain raw materials from time to time.

Oil and natural gas are important indirect raw materials for many of our products. The prices of both of these commodities have been volatile over time and have risen sharply in the last few years significantly increasing the purchase costs of many downstream products we purchase. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the U.S. has historically been higher than the price in many other parts of the world. Many of our products compete with similar products made with less expensive natural gas available elsewhere and we may not be able to recover any or all of the increased cost of gas in manufacturing our products.

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

Changes to raw material costs year on year are an important factor in profitability. Raw material prices can increase or decrease based on supply and demand and other market forces. We have from time to time experienced difficulty procuring several key raw materials, such as methanol derivatives, propylene, natural gas and carbon fiber, due to general market conditions or conditions unique to a significant supplier and may experience supply disruptions of these and other materials in the future. During such periods, prices of the relevant raw materials may increase significantly and potentially adversely affect our profit margins. Additionally, such conditions, if protracted, could result in our inability to manufacture our products, resulting in lower than anticipated revenues.

We expect to continue to encounter tight markets for certain key raw materials during 2007. Limited availability of these materials could lead to increased prices which we may or may not be able to pass on to our customers. If we are unable to raise our selling prices to recover the increased costs of raw materials driven by higher energy costs or other factors, our profit margins will be materially adversely affected.

International

We operate on a global basis, with manufacturing and research facilities located in 19 countries. Through our sales forces, third party distributors and agents, we market our products internationally. Geographical information is contained in
Note 18 of the Notes to Consolidated Financial Statements which are incorporated by reference herein.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. Currency fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

Research and Process Development

During 2006, 2005 and 2004, we incurred $73.9 million, $68.5 million and $40.0 million, respectively, of research and process development expense. The increase in research and process development expense in 2005 was due primarily to the Surface Specialties acquisition.

Trademarks and Patents

We have approximately 2,100 patents issued in various countries around the world. We also have trademark applications and registrations for approximately 250 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is prima facie evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.

Employees

We employ approximately 6,700 employees of whom about 50% are represented by unions. We believe that our relations with employees and unions are generally good.

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

Further discussion of environmental matters is discussed in Note 13 of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

Item 1A.       RISK FACTORS

Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness.

As of December 31, 2006, we had $943.6 million of debt outstanding, and $308.0 million of availability under our five year revolving credit agreement and $43.7 million of availability under various non-U.S. credit facilities. The outstanding debt has decreased by 47% from the $1,780.0 million outstanding at March 31, 2005, following our acquisition of the Surface Specialties business. Even though we have repaid a substantial portion of the previous debt balance, our remaining indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness. A discussion of our debt is contained in Note 12 of the Notes to Consolidated Financial Statements which is incorporated herein.

We consider our principal credit agreements ("PCA's") to be our five-year term loan ($52.6 million outstanding at December 31, 2006) and $350.0 million five-year revolving credit facilities ($42.0 million outstanding at December 31, 2006). Our PCA's require us to meet financial ratios, including total consolidated debt to consolidated EBITDA (as defined in the credit agreements) and consolidated EBITDA (as defined in the credit agreements) to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities.

Our ability to comply with the covenants as in effect from time to time, will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the debt under our PCA's could be accelerated, and become immediately due and payable. In addition, both of our PCA's have a cross default provision whereby amounts outstanding could become due and payable if we default on other debt obligations of at least $25.0 million.

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

We may encounter difficulties in completing the information technology integration of Surface Specialties.

We continue the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired business of Surface Specialties. The world-wide implementation is expected to be completed in early 2009 and includes changes that involve internal control over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal control, our disclosure control and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the control affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation.

Disposition or restructuring charges and goodwill impairment or acquisition intangible impairment or other asset impairment charges may unpredictably affect our results of operations in the future.

Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain product lines. For example in July 2006, we announced the sale of the water treatment chemicals and acrylamide product lines to Kemira Group. The water treatment chemicals product line was previously included in the Cytec Performance Chemicals segment and the acrylamide product line was previously included in the Building Block Chemicals segment. See Note 3 of the Notes to the Consolidated Financial Statements for further details. Additionally, management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring and asset impairment charges of approximately $51.1 million in 2006 principally related to plant closures and employee severance. See Note 4 of the Notes to the Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

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

In connection with the 2005 acquisition of Surface Specialties, we recorded goodwill in the amount of $725.7 million and recorded acquisition intangibles of $490.4 million. In total, we had $1,042.5 million of goodwill, and acquisition intangibles with a net carrying value of $486.1 million at December 31, 2006. Future events could cause the impairment of goodwill or acquisition intangibles associated with the Surface Specialties business or any other of our reporting units. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge.

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

See "Item 1. LEGAL PROCEDINGS."

Item 1B.       UNRESOLVED STAFF COMMENTS
None.

Item 2.     PROPERTIES

We operate manufacturing and research facilities in 19 countries. Capital spending for the years ended 2006, 2005 and 2004 was $102.5 million, $105.3 million and $89.3 million, respectively.

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

Our manufacturing and research facilities and the segments served by each such facility are as follows:

FACILITY                                 SEGMENTS SERVED
--------------------------------------------------------------------------------
Anaheim, California                      Cytec Engineered Materials

Antofagasta, Chile                       Cytec Performance Chemicals

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

D'Aircraft (Anaheim), California         Cytec Engineered Materials

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

Gumi, Korea                              Cytec Performance Chemicals

Hamburg, Germany                         Cytec Surface Specialties

Havre de Grace, Maryland                 Cytec Engineered Materials

Indian Orchard, Massachusetts            Cytec Performance Chemicals

Kalamazoo, Michigan                      Cytec Performance Chemicals;
                                          Cytec Surface Specialties;
                                          Cytec Engineered Materials

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

Welland, Canada                          Cytec Performance Chemicals

Werndorf, Austria                        Cytec Surface Specialties

Wiesbaden, Germany                       Cytec Surface Specialties

Winona, Minnesota                        Cytec Engineered Materials

Wrexham, U. K.                           Cytec Engineered Materials
--------------------------------------------------------------------------------

We own all of the foregoing facilities and their sites except for the land at the Indian Orchard, Lillestrom, New Castle, Pampa and Shimonoseki facilities. We lease both the land and the facilities at the Smyrna and Wiesbaden sites. We lease the land at Lillestrom, Shimonoseki and Wiesbaden under long term leases. We are currently negotiating new leases with our landlords for the Indian Orchard, Pampa and Smyrna locations, and reviewing our options regarding these sites. We plan to relocate our New Castle, Delaware operations to the new plant at our Kalamazoo, Michigan facility. We anticipate the relocation and the exit from the New Castle site to be complete during the last half of 2007. In addition, we have announced that we will cease manufacturing operations at the Dijon site by mid 2007. We lease our corporate headquarters in West Paterson, New Jersey, our Cytec Specialty Chemicals headquarters in Brussels, Belgium and our Cytec Engineered Materials headquarters located in Tempe, Arizona.

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

Lead Pigment

We are among several defendants in approximately 35 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

In July 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. We settled this case for an immaterial amount. Although we are a defendant to three or more similar cases in Wisconsin and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. Accordingly, we do not believe that our liability, if any, in such cases will be material, either individually or in the aggregate and no loss contingency has been recorded.

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

Asbestos

We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury from asbestos. The claimants allege exposure to asbestos at facilities that we own or formerly owned or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us, however, we have no information that this pattern will continue.

The following table presents information about asbestos claims activity:


                                                                           Year Ended             Year Ended
                                                                          December 31,           December 31,
                                                                              2006                   2005
                                                                       -------------------    --------------------
      Number of claimants at beginning of period                             22,200                  27,500
      Number of claimants associated with claims closed during period       (15,800)                (12,500)
      Number of claimants associated with claims opened during period         2,200                   7,200
                                                                           --------                --------
      Number of claimants at end of period                                    8,600                  22,200
     -------------------------------------------------------------------------------------------------------------


Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case. The significant decline in the number of claimants during 2005 and 2006 primarily reflects disposition of a large number of unwarranted filings in Mississippi made immediately prior to the institution of tort reform legislation in that state effective January 1, 2003.

Other

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 million plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected (euro)12.2 million ($15.7 million) related to the arbitration award including interest in the second quarter of 2006. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for (euro)54.0 million in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit.

In addition to the specific cases described above, because the production of certain chemicals involves the use, handling, processing, storage, transportation and disposal of hazardous materials, and because certain of the our products constitute or contain hazardous materials, we have been subject to claims of injury from direct exposure to such materials and from indirect exposure when such materials are incorporated into other companies' products. There can be no assurance that, as a result of past or future operations, there will not be additional claims of injury by employees or members of the public due to exposure, or alleged exposure, to such materials.

See "Item 1. BUSINESS - Environmental Matters" and Note 13 of the Notes to Consolidated Financial Statements.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed on the New York Stock Exchange. On February 19, 2007, there were approximately 8,400 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:

                          1Q               2Q               3Q               4Q
--------------------------------------------------------------------------------
2006
     High             $60.67           $62.30           $56.07           $58.90
     Low              $45.80           $51.46           $50.24           $52.20
     Dividends         $0.10            $0.10            $0.10            $0.10
2005
     High             $53.90           $52.94           $48.39           $47.64
     Low              $45.91           $39.62           $39.34           $40.98
     Dividends         $0.10            $0.10            $0.10            $0.10
--------------------------------------------------------------------------------


On February 1, 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on February 26, 2007 to stockholders of record as of February 12, 2007.

See Part III, Item 11. "Executive Compensation" for information relating to our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY
(Dollars in millions, except per share amounts)
                                                         2006              2005           2004           2003           2002
----------------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                             $3,329.5          $2,925.7       $1,721.3       $1,471.8       $1,346.2
Earnings from operations                              $  304.9  (1),(3) $  160.5   (4) $  167.7   (6) $  144.1       $  118.4 (10)
Earnings before discontinued operations, accounting
 change and premium paid to redeem preferred stock    $  196.1      (2) $   57.9   (5) $  131.0   (7) $   92.8       $   78.7 (11)
Earnings from discontinued operations, net of taxes          -               1.2              -              -              -
Cumulative effect of accounting change, net of taxes      (1.2)     (3)        -              -          (13.6)  (9)        -
Premium paid to redeem preferred stock                       -                 -           (9.9)  (8)        -              -
----------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders         $  194.9          $   59.1       $  121.1       $   79.2       $   78.7
----------------------------------------------------------------------------------------------------------------------------------
Basic net earnings per common share :
Net earnings available to common stockholders before
 discontinued operations and accounting change        $   4.13          $   1.28       $   3.06       $   2.38       $   1.99
Earnings from discontinued operations, net of taxes          -              0.03              -              -              -
Cumulative effect of accounting change, net of taxes     (0.02)                -              -          (0.35)             -
----------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders         $   4.11          $   1.31       $   3.06       $   2.03       $   1.99
----------------------------------------------------------------------------------------------------------------------------------
Diluted net earnings per common share:
Net earnings available to common stockholders before
 discontinued operations and accounting change        $   4.03          $   1.25       $   2.96       $   2.31       $   1.94
Earnings from discontinued operations, net of taxes          -              0.02              -              -              -
Cumulative effect of accounting change, net of taxes     (0.02)                -              -          (0.34)             -
----------------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders         $   4.01          $   1.27       $   2.96       $   1.97       $   1.94
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared and paid per common share     $   0.40          $   0.40       $   0.40              -              -
Balance sheet data:
Total assets                                          $3,831.5          $3,859.1       $2,251.6       $2,046.4       $1,785.2
Long-term debt                                        $  900.4          $1,225.5       $  300.1       $  416.2       $  216.0
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes pre-tax restructuring charges of $19.2 ($16.1 after-tax) primarily related to plant closures, pre-tax impairment charges of $29.3 ($24.6 after-tax) related to two unprofitable manufacturing sites in Europe, a pre-tax charge of $2.6 ($1.9 after-tax) related to a change in employee benefit plans in the U.K., a pre-tax charge of $2.2 ($1.6 after-tax) related to a contingent liability study update, pre-tax integration costs of $1.7 ($1.3 after-tax) related to the Surface Specialties acquisition and a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase of the sale of the water treatment and acrylamide product lines.
(2) In addition to the items in Note (1) above, includes a pre-tax $15.7 ($12.4 after-tax) gain related to resolution of a legal dispute and an income tax benefit of $3.5 related to the completion of prior years tax audits, partially offset by a $1.7 tax charge related to a taxable capital reduction at our Thailand subsidiary.
(3) Represents the cumulative effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 123(R). Pre-tax expenses resulting from the application of SFAS No. 123(R) included in Earnings from Operations were $10.4 in 2006.
(4) Includes a non-deductible charge of $37.0 for the write-off of acquired in-process research and development, a pre-tax charge of $20.8 ($15.4 after-tax) resulting from the amortization of the write-up to fair value of acquired inventory, pre-tax restructuring charges of $16.8 ($12.4 after-tax) and pre-tax integration costs of $0.2 ($0.1 after-tax).
(5) In addition to the items in Note (4) above, includes pre-tax charges of $44.2 ($28.1 after-tax) related to derivative contracts entered into to hedge currency and interest rate exposure associated with the purchase of Surface Specialties, $22.0 ($14.0 after-tax) of interest charges and unamortized put premiums and rate lock agreements related to the redemption of the Mandatory Par Put Remarketed Securities ("MOPPRS") and $28.3 representing the favorable resolution of several prior year tax matters.
(6) Includes a pre-tax charge of $8.0 ($6.2 after-tax) for various litigation matters.
(7) In addition to the item in Note (6) above, includes a pre-tax charge of $6.2 ($4.8 after-tax) relating to the settlement of several environmental and toxic tort lawsuits, a pre-tax charge of $2.0 (after-tax $1.6) relating to the settlement of disputed matters with the former holder of our Series C Preferred Stock, a tax credit of $2.4 resulting from the favorable outcome of a completed international tax audit and a pre-tax gain of $26.8 (after-tax $17.1) resulting from derivative transactions related to the acquisition of Surface Specialties.
(8) Represents a charge to net earnings available to common stockholders resulting from the redemption of our Series C Preferred Stock.
(9) Represents the cumulative effect of adopting SFAS No. 143. Pre-tax expenses resulting from SFAS No. 143 included in Earnings from Operations were $1.8 in 2003. Had this accounting policy been in effect in prior years, additional pre-tax expenses of $1.7 in 2002 would have been recognized in the determination of earnings from operations.
(10) Includes net restructuring pre-tax charges of $13.7 ($9.2 after-tax) and a pre-tax charge of $1.7 ($1.1 after-tax) for costs associated with obtaining a tax refund related to the prior years' research and development tax credit.
(11) In addition to the items in Note (10) above, includes restructuring pre-tax charges of $0.4 ($0.2 after-tax) included in equity in earnings of associated companies, $2.0 of pre-tax interest income (after tax $1.3) related to the research and development tax credit, and a $6.0 reduction in income tax expense related to a refund associated with prior years' research and development tax credits.

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

GENERAL

We are a global specialty chemicals and materials company and sell our products to diverse major markets for aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis.

In the course of our ongoing operations, a number of strategic product line acquisitions and dispositions have been made. The results of operations of the acquired businesses have been included in our consolidated results from the dates of the respective acquisitions. On February 28, 2005, we acquired the Surface Specialties business of UCB in a transaction valued at $1,789.6. In addition, on October 2, 2006, we completed the initial closing on the sale of our water treatment chemicals and acrylamide product lines for $208.0. A further discussion of acquisitions and dispositions can be found in Notes 2 and 3 to the Notes to the Consolidated Financial Statements contained herein.

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

Raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Global oil and natural gas costs in certain countries are highly volatile and many of our raw materials are derived from these two commodities. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of our raw materials.

On January 1, 2006 we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). For further details see Note 5 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in our Consolidated Statements of Income bear to net sales:

Years Ended December 31,                         2006       2005        2004
--------------------------------------------------------------------------------

Net sales                                       100.0%      100.0%      100.0%
Manufacturing cost of sales                      80.2        79.1        75.7
--------------------------------------------------------------------------------
Gross profit                                     19.8        20.9        24.3
Selling and technical services                    6.5         7.3         8.1
Research and process development                  2.2         3.6         2.3
Administrative and general                        3.1         3.5         3.8
Amortization of acquisition intangibles           1.1         1.0         0.3
Gain on sale of assets                            2.3          -           -
--------------------------------------------------------------------------------
Earnings from operations                          9.2         5.5         9.8
--------------------------------------------------------------------------------
Net earnings available to common stockholders     5.9         2.0         7.0
--------------------------------------------------------------------------------

NET SALES BY SEGMENT AND GEOGRAPHIC AREA
                                                                                Europe/
                                      North          Latin         Asia/      Middle East/
Net Sales                            America        America       Pacific        Africa         Total
---------------------------------------------------------------------------------------------------------
2006
  Cytec Performance Chemicals            $324.1         $128.8       $127.9          $284.3       $865.1
  Cytec Surface Specialties               366.7           60.3        260.6           835.8      1,523.4
  Cytec Engineered Materials              378.2            1.2         44.7           177.7        601.8
  Building Block Chemicals                177.6            4.7         26.9           130.0        339.2
                                   ----------------------------------------------------------------------
    Total                              $1,246.6         $195.0       $460.1        $1,427.8     $3,329.5
                                   ----------------------------------------------------------------------

2005
  Cytec Performance Chemicals            $340.8         $126.8       $118.5          $269.7       $855.8
  Cytec Surface Specialties               329.6           50.7        202.9           660.9      1,244.1
  Cytec Engineered Materials              349.2            1.5         30.0           160.9        541.6
  Building Block Chemicals                149.2            4.9         50.3            79.8        284.2
                                   ----------------------------------------------------------------------
    Total                              $1,168.8         $183.9       $401.7        $1,171.3     $2,925.7
                                   ----------------------------------------------------------------------

2004
  Cytec Performance Chemicals            $293.8         $104.0       $106.7          $208.2       $712.7
  Cytec Surface Specialties               122.4           16.2         56.7            65.7        261.0
  Cytec Engineered Materials              322.4            1.7         21.5           141.4        487.0
  Building Block Chemicals                126.6            3.3         77.0            53.7        260.6
                                   ----------------------------------------------------------------------
    Total                                $865.2         $125.2       $261.9          $469.0     $1,721.3
                                   ----------------------------------------------------------------------

Net sales in the United States were $1,162.3, $1,095.3, and $802.4 for 2006, 2005 and 2004, respectively. International net sales were $2,167.2, $1,830.4, and $918.9, or 65%, 63% and 53% of total net sales, for 2006, 2005 and 2004, respectively.

For more information on our segments, refer to Note 18 of the Notes to Consolidated Financial Statements and further discussions in "Segment Results" below.

YEAR ENDED DECEMBER 31, 2006, COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Consolidated Results

Net sales for 2006 were $3,329.5 compared with $2,925.7 for 2005, up 14%, of which 7% was due to the inclusion of sales from Surface Specialties for a full year (acquired on February 28, 2005). The divestiture of the water treatment and acrylamide product lines on October 1, 2006 decreased sales 2%. Excluding these two factors, selling volumes were up 6%, selling prices increased 2% and changes in exchange rates increased sales 1%. Cytec Performance Chemicals experienced a net increase in sales which resulted primarily from higher selling volumes, the addition of sales of the acquired pressure sensitive adhesives and polyurethanes product lines of Surface Specialties as well as from selling price increases. This was partially offset by decreased sales due to the divestiture of the water treatment chemicals product line. Cytec Surface Specialties experienced a net increase in sales which resulted primarily from the addition of sales related to the acquired product lines of Surface Specialties for a full year and higher selling volumes. The Cytec Engineered Materials sales increase was principally volume related, primarily from increased sales to the large commercial transport and commercial rotorcraft sectors. Building Block Chemicals sales increased from higher selling volumes and selling prices, partially offset by decreased sales due to the divestiture of the acrylamide product line. Net sales and operating results for the Building Blocks segment in 2005 were significantly impacted by the effects of hurricanes Katrina and Rita in the U.S. gulf coast.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $2,670.1 compared with $2,313.7 for 2005. Most of the increase is associated with higher selling volumes, the inclusion of expenses for a full year relating to Surface Specialties, higher raw material costs of $60.3, unfavorable currency exchange on raw materials and energy of $12.5, partially offset by reduction in manufacturing cost of sales due to the October 1, 2006 divestiture of the water treatment chemicals and acrylamide product lines. The results for 2006 also include an impairment and restructuring charge of $22.1 related to the Polymer Additives product line, an impairment and restructuring charge of $20.9 for an unprofitable manufacturing facility in France, a charge of $1.0 for restructuring of a manufacturing site in the U.S., a $2.2 net increase in asbestos related contingent liabilities, a $2.6 charge related to a change in employee benefit plans in the U.K., and a charge of $2.0 related to stock options and stock-settled SARS due to the application of SFAS 123R. These were partially offset by a net restructuring charge reversal of $0.7. See Note 4 to the consolidated financial statements for additional detail of the net restructuring and impairment charges. The 2005 results include $20.8 of amortization of the excess of the fair value of the finished goods inventory for the acquired Surface Specialties business over normal manufacturing cost.

Pension expense increased $20.8 principally as a result of a full year of expense for the additional plans and employees acquired upon the Surface Specialties acquisition in 2005, curtailments and settlements, and to a lesser extent, the lowering of the discount rate at the beginning of 2006 in the U.S. by 0.15% to reflect current market rates on fixed income securities. Pension expense is primarily reported in manufacturing cost of sales.

Selling and technical services was $215.4 in 2006 versus $213.6 in the prior year. The increase was primarily attributable to the inclusion of expenses for a full year relating to Surface Specialties and charges related to stock options and stock-settled SARS due to the application of SFAS 123R of $3.2. Partially offsetting this was a reduction in costs due to the divestiture of the water treatment chemicals and acrylamide product lines. Also included in 2006 are net restructuring charges of $1.1 and a benefit plan curtailment charge as described above of $0.4. Included in amounts for 2005 was $3.5 for employee severance costs.

Research and process development was $73.9 in 2006 versus $68.5 in the prior year. The increase was primarily attributable to the inclusion of expenses for a full year relating to Surface Specialties and charges related to stock options and stock-settled SARS due to the application of SFAS 123R of $0.6. Partially offsetting this was a reduction in costs due to divestiture of the water treatment chemicals and acrylamide product lines. Also included in 2006 are restructuring charges of $1.0. Included in amounts for 2005 are restructuring charges of $0.8.

Administrative and general expenses were $102.9 in 2006 versus $102.1 in the prior year. The increase was primarily attributable to the inclusion of expenses for a full year relating to Surface Specialties and charges related to stock options and stock-settled SARS due to the application of SFAS 123R of $4.6. Also included in 2006 are integration expenses of $1.4 associated with transitioning away from UCB's information technology system infrastructure, a benefit plan curtailment charge of $0.2 as described above and restructuring charges of $1.8. Included in amounts for 2005 are employee severance costs of $7.3 and a charge of $2.4 related to the settlement of a litigation matter.

Amortization of acquisition intangibles was $37.8 in 2006 versus $30.3 in the prior year. This increase was primarily attributable to the inclusion of amortization expense for a full year relating to Surface Specialties, the write-off of $1.4 related to impaired intangibles related to an unprofitable product line manufactured in Europe and $0.6 of higher amortization of certain Radcure trademarks due to a change in their estimated useful lives.

The write-off of acquired in-process research and development of $37.0 in the prior year was related to the Surface Specialties acquisition.

The divestiture gain of $75.5 is attributable to the phase one closing of the water treatment and acrylamide product lines. See Note 3 of the Consolidated Financial Statements for further information.

Other income (expense), net was income of $12.7 in 2006 compared with expense of $44.9 in the prior year. Included in 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 13 of the consolidated financial statements. Included in 2005 is a loss of $44.2 related to derivative contracts entered to hedge currency and interest rate exposure associated with the acquisition of Surface Specialties and a charge of $4.4 for a settlement to resolve a dispute over an environmental matter.

Equity in earnings of associated companies was $3.2 versus $7.9 in the prior year. On June 1, 2005, we sold our 50% ownership stake in CYRO Industries ("CYRO") to our joint venture partner Degussa Specialty Polymers, a company of Degussa AG, which subsequently reduced our equity earnings.

Interest expense, net was $55.5 in 2006 compared with $80.0 in the prior year. The amount for 2005 includes $21.0 of interest charges and $1.0 of unamortized put premiums and rate lock agreements related to the optional redemption of the Mandatory Par Put Remarketed Securities (MOPPRS) in May 2005. Excluding these 2005 charges, interest expense is down due to the reduction in the outstanding weighted-average debt balance during 2006 as we used our free cash flow and proceeds from the divestiture to pay down debt.

The effective income tax rate for 2006 was a tax provision of 26.1% ($69.2) compared to a tax benefit of 33% ($14.4) for 2005. The 2006 effective rate was positively impacted by an arbitration award in settlement of a commercial dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20%. Also favorably impacting the rate was a 21% tax rate associated with the gain on the divestiture of the water treatment and acrylamide product lines and a $3.5 reduction of tax expense as a result of the completion of prior years U.S. tax audits. The rate was also favorably impacted by the change in statutory tax rates with respect to deferred tax assets and liabilities recorded in certain countries. These results were partially offset by a reduction of earnings of divested product lines in lower tax jurisdictions, the zero tax benefit on a French restructuring charge due to insufficient earnings to realize its net deferred tax asset, a tax benefit from a restructuring charge recorded at 29.6% and a $1.7 tax charge associated with a capital reduction with respect to a foreign subsidiary. Excluding these items, the underlying annual effective tax rate for 2006 was 26.8%.

The 2005 effective tax rate was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $12.2 due to partial resolution of a tax audit in Norway and a reduction in income tax expense of $16.2 related to final approval of the Internal Revenue Service's examination of our tax returns for the years 1999 through 2001. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the underlying annual effective tax rate for 2005 would have been 26%.

Earnings from discontinued operations were $1.2 in 2005 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.2, net of tax benefit of $0.7.

Net earnings for 2006 were $194.9 ($4.01 per diluted share) compared with net earnings for 2005 of $59.1 ($1.27 per diluted share). Included in the 2006 results are an after-tax gain of $59.6 ($1.23 per diluted share) related to the first phase of the sale of the Water Treatment and acrylamide product lines, after-tax net restructuring and impairment charges of $40.6 ($0.84 per diluted share), an after-tax charge of $1.6 ($0.03 per diluted share) related to completion of a detailed update of our asbestos contingent liability, net of insurance recoveries, after-tax costs of $1.3 ($0.03 per diluted share) related to Surface Specialties integration, an after-tax gain of $12.4 ($0.26 per diluted share) related to a favorable resolution of a legal dispute, an after-tax charge of $1.9 ($0.04 per diluted share) related to a change in employee benefit plans in the U.K. and the cumulative effect of an accounting change after-tax charge of $1.2 ($0.02 per diluted share) related to the adoption of SFAS 123R. The improvement in net earnings is primarily related to the net effect of the aforementioned special items, higher selling volumes, increased selling prices, inclusion of a full year of earnings from Surface Specialties, increased production levels and the benefits of the our recent restructuring initiatives partially offset by higher raw material costs.

Net earnings for 2005 included the write-off of $37.0 ($0.80 per diluted share) of in-process research and development costs; a $15.2 ($0.33 per diluted share) after-tax amortization charge from the write-up to fair value of the acquired inventory that was subsequently sold; $0.1 after-tax integration costs related to the acquired business; a charge of $1.8 ($0.04 per diluted share) after-tax for settlement of a certain litigation matter; $12.4 ($0.27 per diluted share) after-tax employee restructuring costs; a $3.2 ($0.07 per diluted share) settlement to resolve a dispute over an environmental matter; $14.0 ($0.30 per diluted share) after-tax interest charges and unamortized put premiums related to the redemption of the MOPPRS prior to their final maturity; a $28.1 ($0.61 per diluted share) after-tax charge related to currency and interest rate derivative transactions associated with the Surface Specialties acquisition, all of which were partially offset by the higher overall sales attributable to the acquisition; and an income tax benefit of $28.4 ($0.61 per diluted share) reflecting favorable resolution of tax audits with respect to prior year tax returns.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Cytec Performance Chemicals
                                                                                   % Change Due to
                                                                    ---------------------------------------------------
                                                            Total                            Acquisition/
                                    2006         2005     % Change     Price    Volume/Mix   Divestiture   Currency
-----------------------------------------------------------------------------------------------------------------------
  North America                    $324.1       $340.8         -5%      3%         -5%           -3%           -
  Latin America                     128.8        126.8          1%      1%          -            -2%          2%
  Asia/Pacific                      127.9        118.5          8%       -          7%            1%           -
  Europe/Middle East/Africa         284.3        269.7          6%     -1%         11%           -5%          1%
                                ---------------------------------------------------------------------------------------
  Total                            $865.1       $855.8          1%      1%          3%           -3%           -
-----------------------------------------------------------------------------------------------------------------------

Overall selling volumes increased 3% due to increases in the mining chemicals, phosphines, pressure sensitive adhesives and specialty additives product lines due to market growth and commercialization of new technologies. This was partially offset by decreased selling volumes primarily in the specialty urethanes product line due to competitive price pressure. The inclusion of full year sales attributable to pressure sensitive adhesives and polyurethane product lines of Surface Specialties added 2% to sales and the divestiture of the water treatment chemicals product line decreased sales 5%. On a regional basis, North America sales volumes declined primarily in water treatment chemicals due to low demand from the paper sector and our decision to reduce sales on low profit accounts and in urethane specialties due to a technology shift in the market that affected our customer. The sales volume increase in Asia/Pacific is primarily in mining chemicals and phosphines mostly due to higher demand levels. Sales volume in Europe/Middle East/Africa increased 11% as a result of overall improved demand.

Earnings from operations were $68.4, or 8% of sales, compared with $56.6 or 7% of sales in 2005. The increase in earnings is primarily attributable to increased selling volumes, slightly higher selling prices, benefits of restructuring initiatives and the inclusion of the full year Surface Specialties product lines. Partially offsetting these were higher raw material costs of $28.1, the divestiture of the water treatment chemicals product line and expense of $3.6 for stock options and stock-settled SARS related to SFAS 123R. 2005 results also included $2.6 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition and $7.0 of in-process research and development cost write-offs related to the Surface Specialties acquisition.

Cytec Surface Specialties
                                                                                   % Change Due to
                                                                    ---------------------------------------------------
                                                            Total
                                    2006         2005     % Change     Price    Volume/Mix   Acquisition   Currency
-----------------------------------------------------------------------------------------------------------------------
  North America                  $  366.7     $  329.6         11%      4%         -6%           13%          -
  Latin America                      60.3         50.7         19%     -2%          -            14%          7%
  Asia/Pacific                      260.6        202.9         29%     -4%         19%           13%          1%
  Europe/Middle East/Africa         835.8        660.9         27%      -           7%           18%          2%
                                ---------------------------------------------------------------------------------------
  Total                          $1,523.4     $1,244.1         22%      -           5%           15%          2%
-----------------------------------------------------------------------------------------------------------------------

Overall selling volumes increased 5% primarily in the Radcure resins and powder coating resins product lines. The inclusion of full year sales attributable to Surface Specialties added $192.0 to sales. In North America volumes declined due to reduced demand levels from the automotive and architectural sectors in the liquid coating resins product line. In Asia/Pacific and Europe/Middle East/Africa volumes increased 19% and 7%, respectively, due to improved demand and new business. Selling prices declined in Asia primarily due to price competition in lower technology products.

Earnings from operations were $95.5, or 6% of sales, compared with earnings from operations of $22.0, or 2% of sales in 2005. The increase in earnings is primarily attributable to the increased selling volumes, the benefits of restructuring initiatives and the inclusion of a full year results from Surface Specialties. Partially offsetting these are higher raw material costs of $7.8 which were not offset by selling price increases and expense of $3.2 for stock options and stock-settled SARS related to SFAS 123R. 2005 results include the write-off of in-process research and development costs of $30.1 and a charge of $18.2 for the excess of the fair value of the finished goods inventory over normal manufacturing cost related to the Surface Specialties acquisition.

Cytec Engineered Materials
                                                                              % Change Due to
                                                                    -------------------------------------
                                                            Total
                                    2006         2005     % Change     Price    Volume/Mix    Currency
---------------------------------------------------------------------------------------------------------
North America                      $378.2       $349.2          8%      2%          6%            -
Latin America(1)                      1.2          1.5          -       -           -             -
Asia/Pacific                         44.7         30.0         49%      4%         45%            -
Europe/Middle East/Africa           177.7        160.9         11%      3%          8%            -
                                -------------------------------------------------------------------------
Total                              $601.8       $541.6         11%      2%          9%            -
---------------------------------------------------------------------------------------------------------
(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 9% primarily from higher sales to the large commercial aircraft, rotorcraft and business jet sector partially offset by lower sales in the high performance auto sector due to the completion of a program in early 2006 and lower sales to the launch vehicle sector. Net selling prices increased 2% due to price increases in all regions and across a number of markets. North America, Europe, and Asia/Pacific sales volumes increased 6%, 8%, and 45%, respectively, with the increases coming primarily from the large commercial aircraft and military sectors due to increased aircraft build rates.

Earnings from operations were $106.0, or 18% of sales, compared with $103.0, or 19% of sales, in 2005. The impact of the increased sales volume and prices on operating earnings was partially offset by increased raw material costs of $9.7, increased costs in manufacturing to support the higher production volumes, some plant inefficiencies, planned higher technical service and research expenses, lower production rates in one of our carbon fiber plants due to trial runs of new product and costs to startup a carbon fiber manufacturing line that was previously idled. Also included is expense of $2.4 for stock options and stock-settled SARS related to SFAS 123R and a $2.4 pension curtailment charge due to a change from a defined benefit pension plan to a defined contribution pension plan in the U.K.

Building Block Chemicals
                                                                                   % Change Due to
                                                                    ---------------------------------------------------
                                                            Total
                                    2006         2005     % Change     Price    Volume/Mix   Divestiture   Currency
-----------------------------------------------------------------------------------------------------------------------
North America                    $  177.6     $  149.2         19%      7%         14%           -2%          -
Latin America(1)                      4.7          4.9          -       -           -             -           -
Asia/Pacific                         26.9         50.3        -46%      3%        -49%            -           -
Europe/Middle East/Africa           130.0         79.8         63%     17%         58%          -13%          1%
                                ---------------------------------------------------------------------------------------
Total                            $  339.2     $  284.2         19%      9%         15%           -5%          -
-----------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes are 10% higher and selling prices are 9% higher, both primarily related to acrylonitrile. The divestiture of the acrylamide product line on October 1, 2006 reduced sales 5% but was more than fully offset by increased sales of acrylonitrile to the purchaser of the acrylamide product line. Acrylonitrile is the key raw material to make acrylamide and prior to the divestiture our internal uses of acrylonitrile to make acrylamide were treated as internal transfers, and our internal uses of acrylamide to make certain of our divested water treating chemicals were treated as intersegment sales. After the divestiture, acrylonitrile used to make acrylamide is now a third party sale and for the year this added 7% to sales. After excluding the above, selling volumes increased 8% from the prior year when volumes were adversely impacted due to plant shutdowns as a result of the hurricanes in the US gulf coast in the third quarter of 2005. On a regional basis selling volumes in Asia/Pacific were down due to sluggish demand for acrylonitrile for use in upgrading to acrylic fiber. Selling volumes in Europe/Middle East/Africa improved due to increased demand for imported acrylonitrile as a result of reduced regional supply. Selling prices were up overall due to acrylonitrile and acrylamide as they trended with increases in raw material costs.

Earnings from operations were $19.3, or 5% of sales, compared with $5.7, or 2% of sales, in 2005. The increase in earnings reflects the higher selling volumes (some due to the impact of the aforementioned hurricanes in 2005) and higher selling prices. This was partially offset by higher raw material costs of $14.7 million, inefficiencies on lower melamine production, difficulties in our sulfuric acid plant operations and higher costs due to a two week scheduled acrylonitrile plant outage in the first quarter of 2006. Also included is expense of $1.2 for stock options and stock-settled SARS related to SFAS 123R.

YEAR ENDED DECEMBER 31, 2005, COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Consolidated Results

Net sales for 2005 were $2,925.7 compared with $1,721.3 for 2004, up 70% of which 62% was due to the inclusion of sales from Surface Specialties which was acquired on February 28, 2005, selling prices increased 6%, exchange rates increased sales 1% and selling volumes were up 1%. Cytec Performance Chemicals experienced a net increase in sales which resulted primarily from the addition of sales of the acquired pressure sensitive adhesives and polyurethanes product lines of Surface Specialties as well as from selling price increases. Cytec Surface Specialties experienced a net increase in sales which resulted primarily from the addition of sales related to the remainder of the acquired product lines of Surface Specialties. Cytec Engineered Materials sales increase was primarily volume related, primarily from increased sales to the large commercial transport and commercial rotorcraft sectors. Building Block Chemicals sales increased from higher selling prices, while volumes decreased. Net sales and operating results for the Building Blocks segment were significantly impacted by the effects of hurricanes Katrina and Rita in the U.S. gulf coast.

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

Pension expense increased $15.7 principally as a result of additional plans acquired upon acquisition and to a lesser extent, the lowering of the discount rate in the U.S. by 0.50% to reflect current market rates on fixed income securities. Pension expense is primarily reported in manufacturing cost of sales.

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

Cytec Performance Chemicals
                                                                              % Change Due to
                                                                    -------------------------------------
                                                            Total               Acquisition/
                                    2005         2004     % Change     Price    Volume/Mix    Currency
---------------------------------------------------------------------------------------------------------
North America                      $340.8       $293.8         16%      9%          7%            -
Latin America                       126.8        104.0         22%      4%         12%            6%
Asia/Pacific                        118.5        106.7         11%      4%          6%            1%
Europe/Middle East/Africa           269.7        208.2         30%      6%         23%            1%
                                -------------------------------------------------------------------------
Total                              $855.8       $712.7         20%      7%         12%            1%
---------------------------------------------------------------------------------------------------------

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

Cytec Surface Specialties
                                                                              % Change Due to
                                                                    -------------------------------------
                                                            Total               Acquisition/
                                    2005         2004     % Change     Price      Volume      Currency
---------------------------------------------------------------------------------------------------------
North America                    $  329.6       $122.4        169%      3%        166%            -
Latin America                        50.7         16.2        213%     -1%        210%            4%
Asia/Pacific                        202.9         56.7        258%      1%        256%            1%
Europe/Middle East/Africa           660.9         65.7        906%      2%        903%            1%
                                -------------------------------------------------------------------------
Total                            $1,244.1       $261.0        377%      2%        374%            1%
---------------------------------------------------------------------------------------------------------

Selling volumes increased 374% as a result of the acquisition with base volumes decreasing slightly for heritage businesses. In North America base business declined 5% due to weak demand and Latin America, all of the volume increase is acquisition related. In Asia/Pacific, base business grew 8% while in Europe/Middle East/Africa, base volumes were down 2% due to weak demand.

Earnings from operations were $22.0, or 2% of sales, compared with earnings from operations of $28.7 or 11% of sales in 2004. The decrease in earnings is primarily attributable to the following factors: the write-off of acquired in-process research and development costs of $30.1; a charge of $18.3 for the excess of fair value of the finished goods inventory of the acquired business over normal manufacturing costs; a decline in base business selling volumes which decreased earnings by $6.5, and; higher raw material and energy costs of $12.5 which were only partially recovered by selling price increases of $4.8. Partially offsetting the above were the earnings of the acquired business of $57.8 (excluding the acquired research and development and inventory charges referred to above) and the net favorable impact of exchange rate changes.

Cytec Engineered Materials
                                                                              % Change Due to
                                                                    -------------------------------------
                                                            Total
                                    2005         2004     % Change     Price    Volume/Mix     Currency
---------------------------------------------------------------------------------------------------------
North America                      $349.2       $322.4          8%      1%          7%            -
Latin America(1)                      1.5          1.7          -       -           -             -
Asia/Pacific                         30.0         21.5         40%      3%         37%            -
Europe/Middle East/Africa           160.9        141.4         14%      3%         11%            -
                                -------------------------------------------------------------------------
Total                              $541.6       $487.0         11%      2%          9%            -
---------------------------------------------------------------------------------------------------------
(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

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

Building Block Chemicals
                                                                              % Change Due to
                                                                    -------------------------------------
                                                            Total
                                    2005         2004     % Change     Price    Volume/Mix     Currency
---------------------------------------------------------------------------------------------------------
North America                    $  149.2     $  126.6         18%     18%          -             -
Latin America(1)                      4.9          3.3           -      -           -             -
Asia/Pacific                         50.3         77.0        -35%     10%        -45%            -
Europe/Middle East/Africa            79.8         53.7         49%     21%         28%            -
                                -------------------------------------------------------------------------
Total                              $284.2       $260.6          9%     16%         -7%            -
---------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Sales were higher overall due to higher selling prices, primarily for acrylonitrile, which were in line with the increase in raw material costs. Selling volumes decreased 7% overall. Selling volumes to the Asia/Pacific region decreased due to sluggish demand for acrylonitrile in light of higher selling prices but were partially offset by increased volumes to the Europe/Middle

East/Africa region where local production outages increased demand for imported acrylonitrile. Selling volumes in North America were impacted by reduced industrial demand and the hurricanes in the U.S. Gulf region.

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

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2006, our cash balance was $23.6 compared with $68.6 at year end 2005.

Cash flows provided by operating activities were $201.0 compared with $227.5 for 2005. Trade accounts receivables increased $33.6 due to higher sales levels. Inventories increased $54.3 due to higher raw material costs than the year ago period, an increase to meet higher demand levels and a spike in Building Block Chemicals inventory due to weather related issues delaying shipments scheduled in December 2006 to January 2007. Accrued expenses increased $7.0 primarily due to a net increase in restructuring accruals of $4.4. Other liabilities decreased $52.8 principally due to contributions to our U.S. pension plans of $50.0.

Cash flows provided by investing activities were $104.1 for 2006 compared with cash flow used for investing activities of $1,384.6 for 2005. Capital spending for 2006 was $102.5, which compares to $105.3 in 2005. In 2006, we received $206.6, net of cash transaction costs, for the completion of the first of three phases of the sale of our water treatment chemicals and acrylamide product lines. In 2005, we used $1,459.1 of cash for the acquisition of Surface Specialties offset in part by $179.8 of proceeds from the sale of assets including SSAR and CYRO.

Net cash flows used in financing activities were $354.4 in 2006 compared with net cash flows provided by financing activities of $905.8 during 2005. The 2005 activity is primarily due to proceeds received for debt incurred related to the purchase of Surface Specialties partially offset by the redemption of the MOPPRS debt. During 2006, we had net debt repayments of $391.4, which were partially offset by proceeds received on the exercise of stock options of $45.0.

In connection with the acquisition of Surface Specialties, we suspended our stock buyback program in 2004 in order to maximize the funds available for debt service and other corporate purposes. With the divestiture of our water treatment and acrylamide business substantially completed and the net proceeds used to pay down additional debt, we announced in February 2007 the reinstatement of our stock buyback program. Approximately $69.0 remained authorized under the buyback program as of that date. We anticipate the repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

As of December 31, 2006, our total debt of $943.6 is denominated approximately 51% in euros, 47% in dollars and the balance in various other currencies, after taking into account euro/US dollar cross currency swaps and designated forwards.

As of December 31, 2006, we may borrow up to an additional $308.0 under our $350.0 revolving credit facility (borrowing against this facility totaled $42.0 at December 31, 2006). Also at December 31, 2006, we had approximately $91.1 of other various credit facilities, with outstanding borrowings of $47.4.

During 2006, we paid four quarterly cash dividends of $0.10 per common share which aggregated $18.8. On February 9, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on February 26, 2007 to shareholders of record as of February 12, 2007.

During the year, the Pension Protection Act of 2006 was enacted in the U.S. The principal changes under this legislation relate to the way assets and liabilities are valued to determine required pension contributions. This legislation also impacts the timing and manner of required contributions to under-funded pension plans. These changes could increase the funding requirements for our U.S. pension plans. Accordingly, the amounts we might contribute to these benefit plans in the future are subject to uncertainty. We believe we have adequate liquidity to fund any increased funding requirements of our U.S. pension plans that may occur due to the Pension Protection Act.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations under long-term agreements as of December 31, 2006:

                                                            Payments Due by Period
                                   -------------------------------------------------------------------------
                                                    Less Than                                     More than
Contractual Obligations                  Total         1 Year      1-3 Years       3-5 Years        5 Years
------------------------------------------------------------------------------------------------------------
Long-term debt                         $ 901.8           $1.4         $102.8         $ 345.9        $ 451.7
Operating leases                          49.6           11.7           15.7             8.6           13.6
Purchase obligations                      39.1           17.7           10.2             6.4            4.8
                                   -------------------------------------------------------------------------
Total                                  $ 990.5          $30.8        $ 128.7         $ 360.9        $ 470.1
------------------------------------------------------------------------------------------------------------

See Note 15 for additional information on our pension and postretirement plans obligations.

We had net contractual commitments under currency forward contracts in U.S. dollar equivalent amounts of $150.2, that all settle in less than one year. (Refer to Item 7A as well as Note 7 of the Notes to Consolidated Financial Statements included herein).

We had $75.1 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2006 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

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

In the ordinary course of business, we are exposed to various market risks, including fluctuations in currency rates, commodity prices and interest rates. To manage the exposure related to these risks, we may engage in various derivative transactions in accordance with our established policies. We do not hold or issue financial instruments for trading or speculative purposes. Moreover, we enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At December 31, 2006, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2006, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

                                                  Buy
                         -------------------------------------------------------
                                      Pound     Canadian  Australian     U.S.
  Sell                        Euro   Sterling    Dollar     Dollar      Dollar
  ------------------------------------------------------------------------------

  U.S. Dollar                $91.3      $8.5      $12.0     $14.5         -
  Euro                           -       6.8          -         -         -
  Norwegian Krone              1.5         -          -         -         -
  Japanese Yen                   -         -          -         -      $3.4
  Brazilian Real                 -         -          -         -       4.7
  Taiwan Dollar                  -         -          -         -       6.0
  Other                        1.5         -          -         -         -
  ------------------------------------------------------------------------------

The unfavorable fair value of currency contracts, based on exchange rates at December 31, 2006, was approximately $1.3. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $14.2. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. The cross currency swaps plus the euro denominated bank borrowings and a portion of an intercompany Euro denominated loans payable naturally hedge our euro denominated intercompany loans receivable and, further, provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to adjust the amount of the net investment hedge. At December 31, 2006, we had designated forward contracts to purchase (euro)58.0.

At December 31, 2006, the fair value of the five and ten year swaps were $(16.9) and $(16.4), respectively. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the euro exchange rate would cause an increase/decrease of approximately $53.3 in the value of the hedging instruments referred to above.

Commodity Price Risk: We use natural gas swaps, which are financially settled, to hedge certain utility requirements. The maturities of these swaps correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These swaps are recognized on the balance sheet at fair value, which will be reclassified into Manufacturing cost of sales through June 2007 as these swaps are settled.

At December 31, 2006, we had outstanding natural gas swaps with a fair value loss of $(4.3). Assuming that year-end natural gas prices were to decrease by a hypothetical 10%, the value of these contracts would decrease by approximately $2.1.

Interest Rate Risk: At December 31, 2006, our outstanding borrowings consisted of $41.8 of short-term borrowings and long-term debt, including the current portion, which had a carrying value of $901.8, a face value of $901.9 and a fair value, based on dealer quoted values, of approximately $887.4.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2006, interest expense would increase/decrease by approximately $1.4 for the next fiscal year and the fair value of the fixed rate long-term debt would decrease/increase by approximately $35.4.

2007 OUTLOOK

In our February 1, 2007 press release, which was also furnished as an exhibit to a current report on Form 8-K, we set forth our assumptions and management's best estimate of the full year 2007 earnings at the time based on various assumptions set forth in our press release. We forecasted diluted earnings per share in the range of $3.60-$3.80, before any potential special items for the year. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

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

With the adoption of SFAS 123R, the compensation cost for performance stock is recorded based on the market value on the original date of grant, and not based on the price of our common stock at the end of each reporting period as formerly was required under APB No. 25. Compensation cost for stock appreciation rights payable in cash ("cash-settled SARS") is recognized based on the fair value of the award at the end of each period through the date of vesting, also a change from APB No. 25. Compensation cost for stock appreciation rights payable in shares ("stock-settled SARS") and stock options is recognized over the vesting period based on the estimated fair value on the date of the grant. SFAS 123R also requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The estimated fair values are based on assumptions, including estimated lives, volatility, dividend yield, and risk-free interest rates. These estimates also consider the probability that the options and stock-settled SARS will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder, which are based on reasonable facts but are subject to change based on a variety of external factors.

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

Our asbestos related contingent liabilities and related insurance receivables are based on a study by the Actuarial and Analytics Practice of AON Risk Consultants ("AON"). The study estimated our gross asbestos liabilities using a frequency/severity approach. With this approach, the cost of future claim filings due to asbestos related diseases are estimated as the product of the future number of claims filed and the average value of those claims on a nominal as opposed to discounted basis. Future claim frequency has been estimated using our claims history and the Stallard/Manton Epidemiological Decay Model, a widely used industry study. The Decay model assumes that future levels of claims activity will gradually decrease from current levels by applying model-specific decay factors that project this claim activity to wind down over the next 35 to 40 years. Our current levels are estimated based on our risk profile and our historical claim experience. The estimated cost per claim is based on our historical paid claims adjusted for inflation. Although these estimates and assumptions are based on reasonable facts, they are subject to change based on the actual outcome and a variety of external factors.

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

Probable insurance recoveries for past and probable future indemnity costs are recorded at management's best estimate of the ultimate expected receipts without discounting to reflect the time value of money and are recorded as other assets. A number of factors impact the estimates of insurance reimbursements. These factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies, how legal and defense costs will be covered by the insurance policies, the interpretation of the effect on coverage of various policy terms and limits and their interrelationships, and historical recovery rates over the past ten years.

Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs are recognized when the related costs are incurred and are recorded as other assets.

Retirement Plans

We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 67% of our consolidated pension assets and 66% of projected benefit obligations as of December 31, 2006. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look to rates of return on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. We discounted our U.S. future pension liabilities using a rate of 5.85% at December 31, 2006. The discount rate used to determine the value of liabilities has a significant effect on expense.

The expected rate of return on our U.S. plan assets, which was 8.5% for 2006, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. The U.S. pension plan's investment mix at December 31, 2006 approximated 70% equities and 30% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized into pension expense in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

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

We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. We use a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. We utilize a market multiple approach to determine fair value estimates. Due to the cyclical nature of our reporting units, values are determined utilizing a three year average. The three year period is comprised of the prior year, current year and one year projected amounts. If the market multiple approach yields a result which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting unit's fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are fully supported, we believe that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained. We recognize the benefit of uncertain tax positions that we have taken or expect to take on the income tax returns we file if such tax position is probable of being sustained. We continually evaluate our tax contingency accruals and will adjust such amounts in light of changing facts and circumstances, including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. Our tax contingency accruals are presented in the balance sheet within income taxes payable.

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

Derivative Financial Instruments and Certain Hedging Activities

Our established policies allow the use of derivative instruments to manage exposure to fluctuations in currency rates, certain commodity (e.g., natural gas) prices, interest rates and equity prices. Derivative instruments currently utilized include currency forward contracts and swaps, natural gas swaps, cross currency swaps and interest rate swaps. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

We use currency forward contracts primarily to hedge currency fluctuations of third party and intercompany transactions denominated in currencies other than the functional currency of the business. The principal transactions hedged involve accounts receivable, accounts payable and loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. Currency forward contracts are reported as either assets or liabilities with changes in their fair value recorded in other income (expense), net together with offsetting gain or loss on the hedged asset or liability.

We use cross currency swaps to synthetically convert some of our U.S. dollar denominated debt to hedge future cash flows from euro receipts on certain euro denominated intercompany receivables we have with our subsidiaries against changes in the US dollar to euro exchange rates. The cross currency swaps are recorded as either assets or liabilities. Changes in fair value include both an interest and an exchange component. The interest component is recorded in other comprehensive income while the exchange component is recorded in other income (expense), net together with the offsetting gain or loss on the hedged intercompany receivables.

We use natural gas swaps, which are financially settled, to hedge a portion of utility requirements at certain of our facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with offsetting amounts included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales in the period the hedged natural gas purchases affect earnings. The fair values of all these instruments are based on quotes from third party financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in millions, except per share amounts)

                                                          December 31,
                                                        2006         2005
                                                    ----------------------
Assets
Current assets
    Cash and cash equivalents                       $   23.6     $   68.6
    Trade accounts receivable, less allowance for
     doubtful accounts of $5.1 and $7.8 in 2006
     and 2005, respectively                            510.3        493.8
    Due from related party                               2.4          8.0
    Other accounts receivable                           79.1         65.9
    Inventories                                        474.6        424.7
    Deferred income taxes                                9.2         14.2
    Other current assets                                15.4         31.4
    Assets held for sale                                38.8            -
                                                    ----------------------
Total current assets                                 1,153.4      1,106.6
                                                    ----------------------
Investment in associated companies                      23.3         20.3
Plants, equipment and facilities, at cost            1,895.5      2,064.3
    Less: accumulated depreciation                    (897.0)      (988.8)
                                                    ----------------------
Net plant investment                                   998.5      1,075.5
Acquisition intangibles, net of accumulated
 amortization of $92.1 and $51.0
 in 2006 and 2005, respectively                        486.1        491.5
Goodwill                                             1,042.5      1,012.2
Deferred income taxes                                   36.5         46.6
Other assets                                            91.2        106.4
                                                    ----------------------
Total assets                                        $3,831.5     $3,859.1
                                                    ----------------------
Liabilities
Current liabilities
    Accounts payable                                $  298.8     $  278.6
    Short-term borrowings                               41.8         34.3
    Current maturities of long-term debt                 1.4         51.2
    Accrued expenses                                   212.3        218.3
    Income taxes payable                                39.3         43.5
    Deferred income taxes                                2.0          2.7
    Liabilities held for sale                           16.3            -
                                                    ----------------------
Total current liabilities                              611.9        628.6
Long-term debt                                         900.4      1,225.5
Pension and other postretirement benefit liabilities   371.1        432.5
Other noncurrent liabilities                           273.6        224.4
Deferred income taxes                                  104.4        110.0
Stockholders' equity
Preferred stock, 20,000,000 shares authorized;
 none issued and outstanding                               -            -
Common stock, $.01 par value per share,
 150,000,000 shares authorized; issued
 48,132,640 shares                                       0.5          0.5
Additional paid-in capital                             258.5        235.6
Retained earnings                                    1,333.0      1,149.7
Unearned compensation                                      -         (2.5)
Accumulated other comprehensive loss                    (5.7)       (87.0)
Treasury stock, at cost, 510,006 shares in 2006
 and 1,833,812 shares in 2005                          (16.2)       (58.2)
                                                    ----------------------
Total stockholders' equity                           1,570.1      1,238.1
                                                    ----------------------
Total liabilities and stockholders' equity          $3,831.5     $3,859.1
                                                    ----------------------
See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in millions, except per share amounts)
                                                                                                      Years ended December 31,
                                                                                                       2006      2005      2004
                                                                                                    -----------------------------
Net sales                                                                                           $3,329.5  $2,925.7  $1,721.3
Manufacturing cost of sales                                                                          2,670.1   2,313.7   1,303.1
Selling and technical services                                                                         215.4     213.6     139.8
Research and process development                                                                        73.9      68.5      40.0
Administrative and general                                                                             102.9     102.1      65.1
Amortization of acquisition intangibles                                                                 37.8      30.3       5.6
Write-off of acquired in-process research and development                                                  -      37.0         -
Gain on sale of assets held for sale                                                                    75.5         -         -
                                                                                                    -----------------------------
Earnings from operations                                                                               304.9     160.5     167.7
Other income (expense), net                                                                             12.7     (44.9)     16.9
Equity in earnings of associated companies                                                               3.2       7.9       5.2
Interest expense, net                                                                                   55.5      80.0      17.4
                                                                                                    -----------------------------
Earnings from continuing operations before income taxes and cumulative effect of accounting change     265.3      43.5     172.4
Income tax provision (benefit)                                                                          69.2     (14.4)     41.4
                                                                                                    -----------------------------
Earnings from continuing operations before cumulative effect of accounting change                      196.1      57.9     131.0
Cumulative effect of accounting change, net of taxes                                                    (1.2)        -         -
                                                                                                    -----------------------------
Earnings from continuing operations                                                                    194.9      57.9     131.0
Earnings from discontinued operations, net of taxes                                                        -       1.2         -
                                                                                                    -----------------------------
Net earnings                                                                                           194.9      59.1     131.0
Premium paid to redeem preferred stock                                                                     -         -       9.9
                                                                                                    -----------------------------
Net earnings available to common stockholders                                                       $  194.9     $59.1  $  121.1
                                                                                                    -----------------------------
Basic net earnings per common share:
    Earnings from continuing operations before cumulative effect of accounting change               $   4.13     $1.28  $   3.06
    Cumulative effect of accounting change, net of taxes                                               (0.02)        -         -
    Earnings from discontinued operations, net of taxes                                                    -      0.03         -
                                                                                                    -----------------------------
    Net earnings available to common stockholders                                                   $   4.11     $1.31  $   3.06
                                                                                                    -----------------------------
Diluted net earnings per common share:
    Earnings from continuing operations before cumulative effect of accounting change               $   4.03     $1.25  $   2.96
    Cumulative effect of accounting change, net of taxes                                               (0.02)        -         -
    Earnings from discontinued operations, net of taxes                                                    -      0.02         -
                                                                                                    -----------------------------
    Net earnings available to common stockholders                                                   $   4.01     $1.27  $   2.96
                                                                                                    -----------------------------

Dividends per common share                                                                          $   0.40     $0.40  $   0.40
                                                                                                    -----------------------------

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, (Dollars in millions)                                              2006      2005    2004
                                                                                         ---------------------------
Cash flows provided by (used in) operating activities
Net earnings                                                                             $ 194.9  $    59.1  $131.0
Earnings from discontinued operations, net of taxes                                            -        1.2       -
                                                                                         ---------------------------
Earnings from continuing operations                                                        194.9       57.9   131.0
Noncash items included in earnings from continuing operations:
    Depreciation                                                                           111.2      110.8    86.6
    Amortization                                                                            41.6       36.5     7.2
    Share-based compensation                                                                13.4        2.5     5.0
    Deferred income taxes                                                                   15.7      (25.0)   19.6
    Write-off of acquired in-process research and development                                  -       37.0       -
    Amortization of write-up to fair value of finished goods purchased in acquisition          -       20.8       -
    Gains on sales of assets                                                                   -       (1.3)      -
    Gain on sale of assets held for sale                                                   (75.5)         -       -
    Asset impairment charges                                                                29.3          -       -
    Unrealized net gains on derivative instruments                                             -          -    (7.9)
    Cumulative effect of accounting change                                                   1.9          -       -
    Other                                                                                   (0.8)      (2.4)   (1.9)
Changes in operating assets and liabilities (excluding effect of acquisitions and divestitures):
    Trade accounts receivable                                                              (33.6)     (12.9)  (24.1)
    Other receivables                                                                       (7.9)      31.7    (2.0)
    Inventories                                                                            (54.3)       9.5   (46.8)
    Other assets                                                                            16.3       21.5     0.4
    Accounts payable                                                                        15.0        2.8    36.5
    Accrued expenses                                                                        (7.0)     (19.3)   (7.3)
    Income taxes payable                                                                    (6.4)     (42.6)    7.9
    Other liabilities                                                                      (52.8)         -   (36.8)
                                                                                         ---------------------------
Net cash provided by operating activities of continuing operations                         201.0      227.5   167.4
Net cash provided by operating activities of discontinued operations                           -        4.9       -
                                                                                         ---------------------------
Net cash provided by operating activities                                                  201.0      232.4   167.4
                                                                                         ---------------------------
Cash flows provided by (used in) investing activities
    Acquisition of businesses, net of cash received                                            -   (1,459.1)   (4.6)
    Additions to plants, equipment and facilities                                         (102.5)    (105.3)  (89.3)
    Net proceeds received on sale of assets                                                206.6      105.5     0.7
    Proceeds received on sale of discontinued business                                         -       74.3       -
    Advance payment received on land lease                                                     -          -     9.1
                                                                                         ---------------------------
Net cash provided by (used in) investing activities                                        104.1   (1,384.6)  (84.1)
                                                                                         ---------------------------
Cash flows provided by (used in) financing activities
    Proceeds from long-term debt                                                           241.2    1,438.4       -
    Payments on long-term debt                                                            (632.8)    (571.9)      -
    Change in short-term borrowings                                                          0.2       45.9    (9.3)
    Cash dividends                                                                         (18.8)     (17.8)  (15.7)
    Proceeds from the exercise of stock options                                             45.0       17.7    24.6
    Deferred financing cost                                                                    -       (5.9)      -
    Excess tax benefits from share-based payments arrangements                              10.7          -       -
    Purchase of treasury stock                                                                 -          -   (13.1)
    Redemption of Series C preferred stock                                                     -          -   (10.0)
    Other                                                                                    0.1       (0.6)    2.9
                                                                                         ---------------------------
Net cash provided by (used in) financing activities                                       (354.4)     905.8   (20.6)
                                                                                         ---------------------------
Effect of currency rate changes on cash and cash equivalents                                 4.3       (8.8)   10.0
                                                                                         ---------------------------
Increase (decrease) in cash and cash equivalents                                           (45.0)    (255.2)   72.7
Cash and cash equivalents, beginning of year                                                68.6      323.8   251.1
                                                                                         ---------------------------
Cash and cash equivalents, end of year                                                   $  23.6  $    68.6  $323.8
                                                                                         ---------------------------
See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Dollars in millions)
                                                                                         Unrealized
                                                                                            net
Years ended                                                                   Additional  (losses)
 December 31,                      Additional           Unearned Accumulated   Minimum    gains on  Accumulated
 2006, 2005       Preferred Common  Paid-in    Retained  Compen-   Pension     Pension    cash flow  Translation Treasury
 and 2004           Stock   Stock   Capital    Earnings  sation   Liabilities  Liability   hedges    Adjustments   Stock   Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at
    December 31,
     2003         $    0.1  $ 0.5  $   122.2  $1,003.4  $  (5.3) $         -  $   (96.8) $     0.3  $      38.0  $(286.5) $775.9
--------------------------------------------------------------------------------------------------------------------------------
Net earnings             -      -          -     131.0        -            -          -          -            -        -  $131.0
Other
 comprehensive
 income
      Minimum
       pension
       liability
       adjustment,
       net of
       taxes of
       $17.6             -      -          -         -        -            -      (11.7)         -            -        -   (11.7)
      Unrealized
       net gains
       on
       derivative
       instruments       -      -          -         -        -            -          -       (0.8)           -        -    (0.8)
      Translation
       adjustments       -      -          -         -        -            -          -          -         35.3        -    35.3
                                                                                                                          -------
Comprehensive
 income                                                                                                                   $153.8
Award of, and
 changes in,
 performance and
 restricted stock        -      -        2.6         -     (2.4)           -          -          -            -      0.3     0.5
Amortization of
 performance and
 restricted stock        -      -          -         -      4.6            -          -          -            -        -     4.6
Purchase of
 treasury stock          -      -          -         -        -            -          -          -            -    (13.1)  (13.1)
Redemption of
 preferred stock      (0.1)     -          -      (9.9)       -            -          -          -            -        -   (10.0)
Dividends:                                                                 -
    Common stock
     outstanding         -      -          -     (15.7)       -            -          -          -            -        -   (15.7)
    Deferred and                                                           -
     unvested
     common stock        -      -          -      (0.3)       -            -          -          -            -        -    (0.3)
Exercise of stock
 options                 -      -      (13.7)        -        -            -          -          -            -     38.3    24.6

Tax benefit on
 stock options           -      -       11.7         -        -            -          -          -            -        -    11.7
--------------------------------------------------------------------------------------------------------------------------------

Balance at
December 31, 2004 $      -  $ 0.5  $   122.8  $1,108.5  $  (3.1) $         -  $  (108.5) $    (0.5) $      73.3  $(261.0) $932.0
--------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                              (Dollars in millions)
Balance at
December 31, 2004       $-   $0.5   $  122.8  $1,108.5    $(3.1)    $      -    $(108.5)     $(0.5)      $ 73.3  $(261.0)   $932.0
----------------------------------------------------------------------------------------------------------------------------------
Net earnings             -      -          -      59.1        -                       -          -            -        -    $ 59.1
Other comprehensive
 income:
      Minimum pension
       liability
       adjustment, net
       of taxes of $7.3  -       -         -         -        -            -      (11.7)         -            -        -     (11.7)
      Reduction in
       minimum pension
       liability
       resulting from
       divestiture of
       CYRO              -      -          -         -        -            -        4.6          -            -        -       4.6
      Unrealized net
       gains on
       derivative
       instruments       -      -          -         -        -            -          -        0.9            -        -       0.9
      Translation
       adjustments       -      -          -         -        -            -          -          -        (45.1)       -     (45.1)
                                                                                                                            --------
Comprehensive income                                                                                                      $    7.8
Award of, and changes
 in, performance and
 restricted stock        -      -        1.7         -     (2.1)           -          -          -            -     (0.1)     (0.5)
Amortization of
 performance and
 restricted stock        -      -          -         -      2.7            -          -          -            -        -       2.7
Issuance of common
 stock related to
 acquisition             -      -      109.2         -        -            -          -          -            -    181.6     290.8
Dividends:
    Common stock
     outstanding         -      -          -     (17.8)       -            -          -          -            -        -     (17.8)
    Deferred and
     unvested common
     stock               -      -          -      (0.1)       -            -          -          -            -        -      (0.1)
Exercise of stock
 options                 -      -       (3.6)        -        -            -          -          -            -     21.3      17.7

Tax benefit on stock
 options                 -      -        5.5         -        -            -          -          -            -        -       5.5
----------------------------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 2005      $-   $0.5   $  235.6  $1,149.7    $(2.5)    $      -  $  (115.6)     $ 0.4       $ 28.2  $(58.2)  $1,238.1
----------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of
 adjustment resulting
 from the adoption of
 SAB 108 , net of tax    -      -          -       7.5        -            -          -          -            -        -       7.5
----------------------------------------------------------------------------------------------------------------------------------
Adjusted Balance at
 January 1, 2006        $-   $0.5   $  235.6  $1,157.2    $(2.5)    $      -  $  (115.6)     $ 0.4       $ 28.2  $ (58.2) $1,245.6
Net earnings             -      -          -     194.9        -            -          -          -            -        -     194.9
Other comprehensive
 income:
      Minimum pension
       liability
       adjustment, net
       of taxes of
       $11.5             -      -          -         -        -            -       18.7          -            -        -      18.7
      Unrealized net
       gains on
       derivative
       instruments       -      -          -         -        -            -          -        7.4            -        -       7.4
      Translation
       adjustments       -      -          -         -        -            -          -          -         60.6        -      60.6
                                                                                                                           --------
Comprehensive income                                                                                                      $   281.6
                                                                                                                           --------
Adjustment resulting
 from adoption
of SAFS 123R , net of
 tax                     -      -       (3.1)        -      2.5            -          -          -            -        -      (0.6)
Dividends:
    Common stock
     outstanding         -      -          -     (18.8)       -            -          -          -            -        -     (18.8)
    Deferred and
     unvested common
     stock               -      -          -      (0.3)       -            -          -          -            -        -      (0.3)
Share-based
 compensation            -      -       13.4         -        -            -          -          -            -     (1.5)     11.9
Exercise of stock
 options                 -      -        1.9         -        -            -          -          -            -     43.5      45.4
Excess tax benefit on
 stock options           -      -       10.7         -        -            -          -          -            -        -      10.7
Adjustment resulting
 from adoption of SFAS
 158, net of tax         -      -          -         -        -       (102.3)      96.9          -            -        -      (5.4)
----------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 2006      $-   $0.5   $  258.5  $1,333.0    $   -     $ (102.3) $       -      $ 7.8       $ 88.8  $ (16.2)  1,570.1
----------------------------------------------------------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions in the finished products of our customers. We operate on a global basis with 37% of our 2006 revenues in North America, 43% in Europe, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 19 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.

C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of other comprehensive income. Gains and losses on foreign currency transactions are recorded as incurred in other income (expense), net.

D. Depreciation: Depreciation is provided on either the straight-line or the straight-line composite method. Assets acquired in conjunction with the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") and assets outside the United States and Canada are depreciated on a straight-line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations. Depreciation for the remainder of our assets in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. We capitalize interest costs incurred during the period of construction of plants and equipment.

E. Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed:
Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets with indefinite useful lives are tested for impairment annually and more often if circumstances warrant.

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

We use a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. We utilize a market multiple approach to determine fair value estimates. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the market multiple approach yields a result which may indicate a possible impairment, a discounted cash flow approach is utilized to more precisely determine the reporting unit's fair value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

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

We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency exchange rates, interest rates and certain commodity (e.g., natural gas) prices. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

We use currency forward contracts to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the business. Our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. These contracts are reported on the consolidated balance sheet at their fair value with changes in fair value recorded in other income (expense), net, together with the offsetting gain or loss on the exposed asset, liability, or forecasted transaction.

We use cross currency swaps to hedge future cash flows from euro receipts on certain euro denominated intercompany receivables we have with our subsidiaries against changes in the U.S. dollar to euro exchange rates. The cross currency swaps are recorded at fair value as either assets or liabilities. Changes in fair value include both an interest and an exchange component. The interest component is recorded in accumulated other comprehensive income while the exchange component is recorded in other income (expense), net together with the offsetting gain or loss on the hedged intercompany receivables.

We use swaps to hedge certain of our utility requirements at our manufacturing facilities. The maturities of these instruments correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices.

Financially settled forward contracts and swaps on commodities are reported at fair value with offsetting amounts included in accumulated other comprehensive income on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales in the period the hedged commodity purchases affect earnings.

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

Probable insurance recoveries for past and future indemnity costs are recorded in other receivables at our best estimate of the ultimate expected receipts at undiscounted amounts. Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs are recognized only as actual costs are incurred.

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

 J. Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. If repatriation of the undistributed earnings of our international subsidiaries and associated companies is anticipated then income taxes are provided for such earnings. We recognize the benefit of uncertain tax positions that we have taken or expect to take on the income tax returns we file if such tax position is probable of being sustained.

K. Postretirement Benefits: Costs are recognized as employees render the services necessary to earn the related benefits. In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of FAS 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of plans. Additionally, employers would be required to record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts would be reclassified into earnings as components of net periodic benefit cost/income pursuant to the recognition and amortization provisions of the current applicable accounting literature. Finally, SFAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer's statement of financial position, as opposed to at an earlier measurement date as allowed previously. SFAS 158 does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. Except for the measurement date requirement, SFAS 158 is effective for fiscal years ending after December 15, 2006. The measurement date requirement will not be effective until fiscal years ending after December 15, 2008. We adopted SFAS 158 in the fourth quarter of 2006. The adoption of SFAS 158 had no effect on our consolidated statements of income and cash flows for the year ended December 31, 2006. SFAS 158 also did not have an effect on our consolidated balance sheet as of December 31, 2005 or any other prior period financial statements presented herein. See Note 15 for further discussion of the effect of adoption SFAS 158.

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

With the adoption of SFAS 123R, unearned compensation cost of $2.5, net of taxes, for non-vested and performance stocks was credited to additional paid-in capital on January 1, 2006. The compensation cost for performance stock is recorded based on the market value on the original date of grant, and not based on the price of our common stock at the end of each reporting period as formerly was required under APB No. 25. Compensation cost for cash-settled SARS is recognized based on the fair value of the award at the end of each period through the date of vesting, also a change from APB No. 25. Compensation cost for non-vested stock is still based on the market value on the date of grant under SFAS 123R. SFAS 123R requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Prior to the SFAS 123R adoption, forfeitures were recorded as they occurred.

N. Newly Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently assessing the expected effect of adopting FIN 48, and we do not presently expect it to have a material impact on our consolidated financial statements. However, we do expect to reclassify a portion of the unrecognized tax benefits from current to non-current liabilities because payment of cash is not anticipated within one year from the balance sheet date.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still in the process of reviewing the impact. However, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP"). This FSP would prohibit accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the "accrue-in-advance" methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. Our scheduled turnaround activities in our Building Block Chemicals segment are considered planned major maintenance activities. This FSP is effective for fiscal years beginning after December 15, 2006, and retrospective application would be required. The adoption of this FSP on January 1, 2007 will change our current accounting. We estimate the impact of this new pronouncement on our consolidated balance sheet to be an increase to our beginning adjusted retained earnings as of January 1, 2007 of approximately $6.4 after the retrospective adjustments are made.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 clarifies the staff's views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 allows registrants to adjust prior year financial statements for errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year that were immaterial under a company's previous method for evaluating errors but material under the method prescribed by SAB 108, with an offsetting adjustment being made to the opening balance of retained earnings. We adopted SAB 108 during the fourth quarter of 2006, effective January 1, 2006. In accordance with SAB 108, we have adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements related to the eliminations or reductions of our general liability reserve, general inventory reserve, and reserve for doubtful accounts for $2.2, $4.3, and $1.0, net of tax, respectively. These reserves had been recorded principally on the books of American Cyanamid Company ("Cyanamid"), our former parent company, before the date of our spin-off in 1993 or shortly thereafter and remained on our financial statements since that time. The reserves were recorded primarily to recognize uncertainties regarding the valuations of various liabilities, inventories, and accounts receivables assumed from Cyanamid in conjunction with the spin-off. These previously unadjusted reserves were not considered material to our financial statements under our old method of quantifying misstatements (i.e., the "income statement" approach). However, in accordance with the dual approach outlined in SAB 108, management determined that the impact of previously unadjusted reserves was material to our consolidated financial statements as of January 1, 2006.

The impact of each of the items noted above on the January 1, 2006 balances are presented below:

     General liability reserve              $   3.6
     General inventory reserve                  7.0
     Reserve for doubtful accounts              1.7
                                            -------
              Total                            12.3
     Less deferred tax impact                  (4.8)
                                            -------
     Adjustment to retained earnings        $   7.5
                                            =======

O. Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect the reported amounts and disclosures. For example, estimates are used when accounting for allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental and other contingent liabilities, pension and other postretirement benefits, income tax valuation allowances and assumptions utilized in determining share-based compensation. Actual results could differ from these estimates. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

P. Reclassifications: Certain reclassifications to prior year balance sheet information for inventories, other current assets, other assets, and deferred tax assets and liabilities have been made.

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

In late 2004, we entered into $642.9 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on certain debt anticipated to be issued in 2005 in connection with the acquisition. Due to a subsequent reduction in borrowing requirements, we liquidated $25.0 of these swaps in March 2005 at a cost of $0.4 and $60.4 of these swaps in June 2005 at a cost of $3.7. In September 2005, we settled the remaining outstanding swaps at the same time that we priced our public debt offering. The termination payment of $27.4 was paid in October 2005. The swaps were marked to market and recorded in earnings until their termination. The net pre-tax impact of the mark to market value on these swaps was a loss of $25.0 in 2005 and $6.5 in 2004, which was recorded in other income (expense), net.

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

---------------------------------------------------------------------
Cash                                                        $   34.6
Current deferred tax assets                                     28.3
Other current assets                                           533.1
Assets of discontinued operations held for sale                 91.8
Property, plant and equipment                                  447.9
Goodwill                                                       725.7
Acquired intangible assets                                     490.4
Acquired in-process research and development                    37.0
Other assets                                                    31.7
---------------------------------------------------------------------
Total assets acquired                                       $2,420.5
---------------------------------------------------------------------
Current liabilities                                         $  285.3
Liabilities of discontinued operations held for sale            26.5
Long-term deferred tax liabilities                             181.9
Long-term debt                                                   9.9
Other long-term liabilities                                    127.3
---------------------------------------------------------------------
Total liabilities assumed                                      630.9
---------------------------------------------------------------------
Net assets acquired                                         $1,789.6
---------------------------------------------------------------------

The $725.7 of goodwill is not tax deductible, and $38.0 was allocated to our Cytec Performance Chemicals segment and $687.7 was allocated to our Cytec Surface Specialties segment. The acquired intangibles consist of customer-related ($382.6), marketing-related ($96.5) and technology-related intangibles ($11.3), and are being amortized on a straight-line basis over periods of 15 years. Included in marketing-related intangibles is $45.7 relating to certain trade names which were originally indefinite useful lives (see Note 11 for information on the revision to this conclusion to 40 year life in the second quarter of 2006). Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

The acquisition has been accounted for under the purchase method of accounting and the results of operations have been included in the consolidated financial statements from the date of acquisition.

Following are the unaudited pro forma combined results of operations for the years ended December 31, 2005 and 2004 as if Cytec and Surface Specialties had been combined and the sale of SSAR had been completed as of January 1, 2005. Additionally, the write-off of in-process research and development costs and the cost of sales effects of the inventory valuation adjustments were excluded from the 2005 amounts as they are considered non-recurring charges. The pro forma results do not include any anticipated cost savings or other effects of the planned integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of our common stock to UCB in connection with the acquisition; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after-tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the valuation report; amortization of deferred financing costs; and the tax effects of each of these items.

                                                  Years Ended December 31,
--------------------------------------------------------------------------------
                                                  2005               2004
--------------------------------------------------------------------------------
Revenues                                       $3,150.6           $ 2,917.3
Earnings from continuing operations            $  110.8           $   164.4

Earnings from continuing operations per
 common share:
    Basic                                      $  2.40            $    3.63
    Diluted                                    $  2.34            $    3.53
--------------------------------------------------------------------------------

3.       DIVESTITURES

In July 2006, we announced we had reached a definitive agreement to sell our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). In October 2006, we completed the first of three phases of the closing, which included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, R&D and technical services personnel . The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing, and certain net assets at various subsidiaries in Asia/Pacific and Latin America are expected to close within the next three months as the last phase. We will continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long term supply agreements. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated fair value.

The timing of the flow of funds is as follows: approximately $208.0 was received in October for the first closing, approximately $21.0 for the second closing in January 2007, and an estimated $10.0 upon completion of the transfer of the assets at the various subsidiaries. We also recorded a receivable of approximately $6.0 as a result of a working capital adjustment from the first phase closing we expect to receive per the terms of the contract in 2007, bringing estimated total proceeds to $245.0. The remaining subsidiary net asset closings are subject to certain conditions and the amounts could change due to final working capital transferred. The 2006 nine month sales of the two product lines while owned by Cytec were approximately $231.1. We recorded a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase closing in the fourth quarter of 2006, and expect a smaller gain in 2007 from the other closings.

The assets and liabilities of our water treatment chemicals and acrylamide product lines included in the December 31 , 2006 consolidated balance sheet are comprised of:

        -------------------------------------------------------------
        Accounts receivable                                 $  6.5
        Inventories                                            4.3
        Property, plant and equipment                         26.6
        Other assets                                           1.4
        -------------------------------------------------------------
        Assets held for sale                                $ 38.8
        -------------------------------------------------------------
        Accounts payable                                    $  3.4
        Accrued liabilities                                   12.7
        Other noncurrent liabilities                           0.2
        -------------------------------------------------------------
        Liabilities held for sale                           $ 16.3
        -------------------------------------------------------------

On June 1, 2005, we sold our 50% ownership in CYRO Industries ("CYRO") to our joint venture partner Degussa Specialty Polymers, an affiliate of Degussa AG, for cash consideration of $95.0 plus $5.4 for working capital adjustments. The proceeds of this transaction essentially recovered the carrying value of our investment in CYRO. As discussed in Note 2, SSAR was divested on August 31, 2005. Net proceeds of the sales were used to reduce debt incurred to fund the Surface Specialties acquisition.

4.       RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management's view of its businesses.

In 2006, based on forecasted cash flow information, we determined that our manufacturing facility in Dijon, France and related intangible assets were impaired. This facility manufactures solvent-borne alkyd and solvent-borne acrylic based resins in our Cytec Surface Specialties ("CSS") segment, which are used in the coating industry for sale in the European market. These mature products are in a declining market with supplier overcapacity with severe price erosion and are generating losses. We recorded an impairment charge of $15.5 to write-down the carrying value of the manufacturing facility and related intangible assets down to zero as we do not believe the assets are saleable and the outlook for recovery of products it manufactures is not positive. Of the impairment charge, $14.1 was charged to manufacturing cost of sales and $1.4 was charged to amortization of acquisition intangibles. Also in 2006, after the appropriate consultations with the Works Council, we decided to close the facility and commence shutdown activities. At that time, we recorded a restructuring charge of $8.4, based on estimated severance costs for eliminating 60 positions at our Dijon, France manufacturing site. In addition, we recorded a net restructuring charge of $1.5 primarily for the severance costs for eliminating 8 technical positions at our Indian Orchard, Massachusetts site, and 16 positions at our leased facilities in New Castle, Delaware, which operations are relocating to our new manufacturing facility in Kalamazoo, Michigan. No payments have been made as of December 31, 2006. The restructuring was charged as follows: manufacturing cost of sales $7.8, selling and technical services $0.6, research and process development $0.5, and administrative and general $1.0.

In 2006, we recorded a restructuring charge of $22.5 of which $13.8 relates to the impairment of fixed assets in Botlek related to our Polymer Additives product line in our Performance Chemicals segment and the remainder relates to the elimination of 38 positions. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged as follows: manufacturing cost of sales $22.1, and selling expense $0.4.

Also during 2006, we recorded restructuring charges of $3.2, which related to the elimination of a total of 35 positions associated with our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $1.3, selling and technical services $0.9, research and process development $0.5 and administrative and general $0.5.

In 2005, we recorded aggregate restructuring charges of $16.8, which related to the elimination of 136 positions worldwide. Of the total of 136 positions, 22 related to our Cytec Engineered Materials segment and 114 related to our Specialty Chemicals segments. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales, $5.0; selling and technical services, $3.7; research and process development, $0.8; and administrative and general, $7.3. In 2006 we reduced this restructuring accrual by $2.5 primarily due to incurring less costs than originally estimated as a result of fewer than expected personnel reductions primarily due to attrition without severance and to personnel filling other open positions. The adjustments in 2006 were charged/(credited) to expense as follows: manufacturing cost of sales, ($1.9); selling and technical services ($0.8); research and process development, ($0.1); and administrative and general $0.3.

A summary of the restructuring charges is outlined in the table below:

-----------------------------------------------------------    --------------------------------------------------   -------------
                                                  2005                               2006
                                             Restructurings                     Restructurings                         Total
                                                                              Asset                                   2005 and
                                                                              Write-                  2006              2006
                                               Severance        Severance     downs      Other        Total           Combined
-----------------------------------------------------------    --------------------------------------------------   -------------
2005 charges                                        $16.8              -       -           -           -               $16.8
Cash payments                                        (6.3)             -       -           -           -                (6.3)
-----------------------------------------------------------    --------------------------------------------------   -------------
Balance
   December 31, 2005                                 10.5              -       -           -           -                10.5
-----------------------------------------------------------    --------------------------------------------------   -------------
2006 charges                                            -         $ 19.5   $29.3        $2.3       $51.1               $51.1
Reduction of pension related prior
   service costs                                        -              -       -        (0.7)       (0.7)               (0.7)

Reduction in estimated costs                         (2.5)             -       -           -           -                (2.5)

Cash payments                                        (7.0)          (6.4)      -        (0.9)       (7.3)              (14.3)

Write-off of fixed assets and intangibles               -              -   (29.3)          -       (29.3)              (29.3)

Write-off of spare parts inventory                      -              -       -        (0.7)       (0.7)               (0.7)
-----------------------------------------------------------    --------------------------------------------------   -------------

Currency translation adjustments                      0.4            0.4       -           -         0.4                 0.8
-----------------------------------------------------------    --------------------------------------------------   -------------
Balance
   December 31, 2006                                $ 1.4         $ 13.5   $   -        $  -       $13.5               $14.9
-----------------------------------------------------------    --------------------------------------------------   -------------
Cash payments related to the above restructurings are expected to be principally completed in 2007, except for certain long-term severance payments.

5. SHARE-BASED COMPENSATION

As described in Note 1, we adopted SFAS 123R on January 1, 2006 and as a result, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $10.4 for the year ended December 31, 2006. The effect on net earnings, cash provided by operating activities, and cash provided by financing activities were $6.7, $(10.7), and $10.7, respectively, for the year ended December 31, 2006. The effect on basic and diluted earnings per share was a reduction of $0.14 per share for the year ended December 31, 2006. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $2.5 ($1.6 after-tax) for cash-settled SARS (as a result of the new requirement to record expense at fair value) and a non-cash credit of $0.6 ($0.4 after-tax) for non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net after-tax charge of $1.2. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.02 per share.

The following table illustrates the effect on the net earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", to all share-based employee compensation for the years ended December 31, 2005 and 2004. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered period expenses in the pro forma amounts below:

                                                    Year Ended       Year Ended
                                                   December 31,     December 31,
                                                       2005             2004
--------------------------------------------------------------------------------
Net earnings as reported                               $ 59.1         $ 121.1
Add:
Stock-based compensation expense
   included in reported net earnings, net of
    related tax effects                                   1.6             3.0
Deduct:
Total stock-based compensation expense
   determined under fair-value-based method for all
   awards, net of related tax effects                     7.3             7.1
--------------------------------------------------------------------------------
Pro forma net earnings                                 $ 53.4         $ 117.0
--------------------------------------------------------------------------------

Net earnings per share:
Basic, as reported                                     $ 1.31         $  3.06
Basic, pro forma                                       $ 1.18         $  2.96
Diluted, as reported                                   $ 1.27         $  2.96
Diluted, pro forma                                     $ 1.15         $  2.87
--------------------------------------------------------------------------------

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The weighted average assumptions for the years ended December 31, 2006, 2005 and 2004 are noted in the following table:

-------------------------------------------------------------------------------
                                             2006           2005         2004
-------------------------------------------------------------------------------
Expected life (years)                         5.7              5.8         5.7
Expected volatility                          37.6%            38.5%       46.6%
Expected dividend yield                      0.81%            0.84%        1.0%
Range of risk-free interest rate       4.4% - 4.7%      2.1% - 4.2%        3.4%
Weighted-average fair value per option      $19.01           $17.78      $16.21
-------------------------------------------------------------------------------

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At December 31, 2006, there are approximately 5,600,000 shares reserved for issuance under the 1993 Plan.

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS with an exercise price at 100% of the market price on the date the grant. Options and stock-settled SARS are generally exercisable in installments of one third per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2006 is presented below.

                                                          Weighted
                                              Weighted     Average
                                               Average    Remaining
                                              Exercise    Contractual  Aggregate
Options and Stock-Settled SARS   Number of    Price Per      Life      Intrinsic
            Activity:              Units        Unit       (Years)       Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2005  5,137,923       $32.79
                         Granted    651,800        49.56
                       Exercised (1,365,912)       32.98
                       Forfeited    (83,891)       45.73
--------------------------------------------------------------------------------
Outstanding at December 31, 2006  4,339,920       $35.00         5.2      $93.4
--------------------------------------------------------------------------------
Exercisable at December 31, 2006  3,251,454       $30.91         4.1      $83.2
--------------------------------------------------------------------------------

-------------------------------------------------------------------------
                                                           Weighted
                                                            Average
  Nonvested Options and Stock-Settled     Number of     Grant Date Fair
                 SARS:                      Units       Value Per Unit
-------------------------------------------------------------------------
  Nonvested at December 31, 2005       1,101,746           $13.49
                         Granted         651,800            19.01
                          Vested        (605,605)           16.84
                       Forfeited         (59,475)           18.69
-------------------------------------------------------------------------
  Nonvested at December 31, 2006       1,088,466           $18.24
-------------------------------------------------------------------------

A summary of stock options activity for the year ended December 31, 2005 and 2004 is presented below.

                                                2005                           2004
                                       -----------------------        -------------------
                                                       Weighted                  Weighted
                                                        Average                   Average
                                                       Exercise                  Exercise
                                       Shares             Price       Shares        Price
-----------------------------------------------------------------------------------------

Shares under option:
Outstanding at beginning of year       5,344,434         $30.47    6,320,110       $28.31
Granted                                  534,900          47.61      545,070        37.14
Exercised                               (688,736)         25.88   (1,217,487)       20.20
Forfeited                                (52,675)         38.88     (303,259)       38.57
-----------------------------------------------------------------------------------------
Outstanding at end of year             5,137,923         $32.79     5,344,434      $30.47
-----------------------------------------------------------------------------------------
Options exercisable at end of year     4,036,177         $30.89     4,049,069      $30.40
-----------------------------------------------------------------------------------------

During the year ended December 31, 2006, we granted 651,800 stock-settled SARS and did not grant any stock options. We did not grant any stock-settled SARS before 2006. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2006, 2005, and 2004 was $19.01, $17.78, and $16.21 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005, and 2004 was $29.4, $15.5, and $25.6, respectively. Treasury shares have been utilized and reissued upon stock option exercises. The total fair value of stock options vested during the years ended December 31, 2006, 2005, and 2004 was approximately $9.2, $9.1, and $10.9, respectively .

As of December 31, 2006, there was approximately $8.9 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.6 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of December 31, 2006 was approximately $0.4.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the

Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Total tax benefit realized from stock options exercised was $10.8, $5.4 and $11.6, for the years ended December 31, 2006, 2005 and 2004, respectively. Cash received from stock options exercised was $45.0, $17.7, and $24.6 for the years ended December 31, 2006, 2005, and 2004, respectively. As mentioned previously, our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards under the provisions of SFAS 123R. Intrinsic value and cash used to settle cash-settled SARS was $0.4 and $0.1 for the years ended December 31, 2006, and 2005, respectively. There were no cash-settled SARS exercised during 2004 as they are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contract lives of 10 years from the date of grant. The total amount of before-tax expense recognized for cash-settled SARS was $3.6 (including cumulative effect of SFAS 123R), $0.1, and $1.0 for the years ended December 31, 2006, 2005 and 2004, respectively. The liability related to our cash-settled SARS was $4.3 at December 31, 2006.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested stock is subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance stock awarded in 2004 and 2005 relate to the 2006 and 2007 performance periods, respectively. During 2006, we granted 7,192 shares of non-vested stock to eight non-employee directors, which vest on the third anniversary of the date of grant. The estimated fair value of the non-vested stock on the date of grant was $61.09 per share which was equal to the closing market price of our stock on the date of the grant. We did not grant any performance stock in 2006. The total amount of share-based compensation expense recognized for non-vested and performance stock was $1.1, $2.7, and $4.6 for the years ended December 31, 2006, 2005 and 2004, respectively.

In the event of a "change of control" (as defined in the 1993 Plan and interpreted in accordance with the American Jobs Creation Act of 2004), (i) any award under the 1993 Plan carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeiture applicable to any other award granted under the 1993 Plan will lapse and such awards will be deemed fully vested and (iii) any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards" (" FSP 123R- 3"). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool ("APIC Pool") of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. After evaluating the alternative methods, we elected the alternative transition method described in FSP 123R-3 and used this method to estimate our APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R, we calculated our APIC Pool to be $41.4. Exercises of stock options for the year ended December 31, 2006 increased the APIC Pool to $52.0.

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

In calculating basic and diluted earnings available to common stockholders per share, there are no adjustments to income (the numerator) other than the premium paid to redeem preferred stock of $9.9 in 2004. The following shows the reconciliation of the weighted average shares (the denominator) used in the calculation of diluted earnings per share:

--------------------------------------------------------------------------------
December 31,                             2006          2005             2004
--------------------------------------------------------------------------------
Weighted average shares outstanding    47,453,263    45,241,738      39,548,312
Effect of dilutive shares:
    Options                             1,118,462     1,044,924       1,148,311
    Performance/Non-vested shares          58,080        95,487         133,328
--------------------------------------------------------------------------------
Adjusted average shares outstanding    48,629,805    46,382,149      40,829,951
--------------------------------------------------------------------------------

Outstanding stock options to purchase 10,500 shares, 912,200 shares and 407,450 shares of common stock at year end 2006, 2005 and 2004, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 609,260 outstanding stock-settled SARS at December 31, 2006, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

7.       DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Derivative Financial Instruments

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Note due October 1, 2010 and 10-Year Notes due October 1, 2015 as defined in Note 12. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. The fair value of the five year swap was $(16.9) and $5.8 at December 31, 2006 and 2005, respectively. The fair value of the ten year swap was $(16.4) and $2.7 at December 31, 2006 and 2005, respectively. Euro denominated bank borrowings and a portion of the intercompany Euro denominated loans payable of one of our subsidiaries are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to adjust the amount of the net investment hedge. At December 31, 2006, we had designated forward contracts to purchase (euro)58.0 and did not have any designated forward contracts at December 31, 2005.

At December 31, 2006 and 2005, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

   December 31,                                 Buy
     2006             ----------------------------------------------------------
                                     Pound    Canadian  Australian     U.S.
 Sell                     Euro     Sterling    Dollar      Dollar     Dollar
 -------------------------------------------------------------------------------

 U.S. Dollar             $91.3       $8.5      $12.0       $14.5            -
 Euro                        -        6.8          -           -            -
 Norwegian Krone           1.5          -          -           -            -
 Japanese Yen                -          -          -           -         $3.4
 Brazilian Real              -          -          -           -          4.7
 Taiwan Dollar               -          -          -           -          6.0
 Other                     1.5          -          -           -            -
 -------------------------------------------------------------------------------

    December 31,                                Buy
      2005            ----------------------------------------------------------
                                    Pound     Canadian  Australian    U.S.
 Sell                     Euro     Sterling    Dollar      Dollar    Dollar
 -------------------------------------------------------------------------------

  U.S. Dollar           $11.8          -        $3.5        $4.5            -
  Euro                      -       $7.3           -           -            -
  Norwegian Krone         2.4          -           -           -         $7.8
  Japanese Yen              -          -           -         3.8            -
  Other                   1.3          -           -           -            -
 -------------------------------------------------------------------------------

The fair value of currency contracts, based on exchange rates at December 31, 2006 and 2005 was approximately $1.3 unfavorable and $0.1 favorable, respectively.

Commodity Hedging Activities

At December 31, 2006 and 2005, we had outstanding natural gas swaps with a fair value gain/(loss) of $(4.3) and $1.7, net of taxes, respectively.

8.       ASSOCIATED COMPANY AND MINORITY INTERESTS

Upon acquisition of Surface Specialties, Cytec acquired a 50% ownership interest in SK Cytec Co., Ltd. ("SK Cytec"), a joint venture that manufactures and sells certain similar products to those sold by Surface Specialties. The operations of SK Cytec are not material to the results of our operations.

Upon acquisition of Surface Specialties, we also acquired ownership interests in two majority-owned entities for which the net assets and results of operations are consolidated. The earnings associated with the minority ownership interests are included in other income (expense), net and totaled $0.8 and $0.7 for the years ended December 31, 2006 and 2005, respectively. The minority ownership interests in the net assets of these entities are included in other noncurrent liabilities and totaled $2.2 and $2.1 as of December 31, 2006 and 2005, respectively.

9.       INVENTORIES

Inventories consisted of the following:

December 31,                              2006                     2005
------------------------------------------------------------------------
Finished goods                          $333.4                   $288.4
Work in progress                          26.4                     26.3
Raw materials and supplies               114.8                    110.0
------------------------------------------------------------------------
Total inventories                       $474.6                   $424.7
------------------------------------------------------------------------

10.      PLANTS, EQUIPMENT AND FACILITIES

December 31,                                     2006            2005
------------------------------------------------------------------------
Land and land improvements                    $    88.9       $    85.6
Buildings                                         288.8           327.8
Machinery and equipment                         1,451.8         1,596.9
Construction in progress                           66.0            54.0
------------------------------------------------------------------------
Plants, equipment and facilities, at cost     $ 1,895.5       $ 2,064.3
------------------------------------------------------------------------

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.9% in 2006, 5.2% in 2005 and 5.8% in 2004. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $1,152.5 and $1,185.6 as of December 31, 2006 and 2005, respectively. Depreciation is calculated using the straight line depreciation method for assets at the remainder of our locations with the estimated useful lives of these assets ranging from 4 to 40 years.

11.      GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

                                        Cytec             Cytec              Cytec
                                     Performance         Surface          Engineered
                                      Chemicals        Specialties         Materials        Corporate         Total
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2004                    $ 63.2            $ 28.3            $ 247.5         $   0.7        $  339.7
Purchase adjustment (1)                       (0.1)                -                  -               -            (0.1)
Currency exchange                              1.9               1.0               (0.1)              -             2.8
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                  $ 65.0            $ 29.3             $247.4         $   0.7        $  342.4
2005 acquisition                              38.0             690.3                  -               -           728.3
Purchase adjustment (2)                          -                 -               (6.3)              -            (6.3)
Currency exchange                             (1.5)            (50.9)               0.2               -           (52.2)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 $ 101.5            $668.7             $241.3         $   0.7        $1,012.2
2006 divestiture                             (15.2)                -                  -               -           (15.2)
Purchase adjustment (3)                          -              (3.3)                 -               -            (3.3)
Currency exchange                              1.9              47.0               (0.1)              -            48.8
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                 $  88.2            $712.4             $241.2         $   0.7        $1,042.5
-------------------------------------------------------------------------------------------------------------------------
(1) Includes purchase accounting adjustments related to various items, primarily for revision of pension liabilities associated with our 2003 acquisition of certain product lines of Avecia.
(2) Includes a reduction of $6.3 as a result of the favorable resolution of a tax contingency related to a prior acquisition. (3) Includes a reduction of
    $1.2 from final purchase price allocation adjustments and a $1.4 reduction related to the reversal of a
    domestic and international valuation allowance, for a total of $2.6, which represents the closing purchase price allocation adjustment for the 2005
    Surface Specialties acquisition made early in 2006, and a $0.7 reduction related to pre-acquisition tax attributes associated with the same acquisition recorded later in 2006.

Other acquisition intangibles consisted of the following major classes:

                               Weighted
                               Average
                             Useful Life        Gross Carrying         Accumulated           Net Carrying
                               (years)               Value             Amortization              Value
-------------------------------------------------------------------------------------------------------------

December 31,                     2006           2006       2005       2006        2005       2006       2005
-------------------------------------------------------------------------------------------------------------
Technology-based                 15.2          $53.9      $52.2    $(19.1)     $(15.0)      $34.8      $37.2
Marketing-related               < 2.0            1.9          -      (1.2)           -        0.7          -
Marketing-related                15.8           62.3       58.9     (15.0)       (9.0)       47.3       49.9
Marketing-related                40.0           43.6          -      (0.5)           -       43.1          -
Marketing-related             Indefinite           -       41.8          -           -          -       41.8
Customer-related                 15.0          416.5      389.6     (56.3)      (27.0)      360.2      362.6
                                           ------------------------------------------------------------------
Total                                         $578.2    $ 542.5    $(92.1)     $(51.0)     $486.1    $ 491.5
-------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the year ended December 31, 2006 and 2005 was $37.8 and $30.3, respectively. Amortization expense for the year ended December 31, 2006 includes $1.4 related to the impairment of certain marketing-related assets as a result of closing our manufacturing facility in France (see Note 4). Amortization expense for the year ended December 31, 2005 includes ten months of amortization of the acquisition intangibles associated with our purchase of Surface Specialties. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated future amortization expense for the year 2007 is $35.1, for the years 2008 through 2009 is $34.5 per year, and for the years 2010 through 2011 is $34.3 per year.

At December 31, 2005, $41.8 of marketing-related intangibles related to trade names in the Radcure product line purchased in the Surface Specialties acquisition were classified as having indefinite lives. Management performed its annual review of non-amortizable intangible assets in the second quarter of 2006 following completion of the 2006 strategic planning process. As a result, the strategic plan included decisions to cease utilization of two minor trade names in the Radcure portfolio, one in September 2006 and the other by the end of 2007. As of June 30, 2006, the fair value of these two trade names was determined to be $1.8 and have been reclassified accordingly in the table above. The first has been fully amortized during the second quarter and the second is being amortized through the end of 2007. In addition, management revised its estimate of the useful life of the remaining Radcure trade name portfolio from indefinite to an estimated life of 40 years. As of December 31, 2006, the remaining portion of the Radcure trade name had a fair value of $43.8. This has also been reclassified in the table above and amortization of these trade names began effective July 1, 2006.

12.      DEBT

Long-term debt, including the current portion, consisted of the following:

                                                                                     December 31,
                                                                                     ------------
                                                                           2006                         2005
                                                              ---------------------------------------------------------
                                                                                Carrying                     Carrying
                                                                   Face          Value           Face          Value
                                                              ---------------------------------------------------------
Five-Year Term Loan Due February 15, 2010                       $   52.6        $  52.6         $   461.2    $   461.2
Five-Year Revolving Credit Line Due February 15, 2010               42.0           42.0                 -            -
6.75% Notes Due March 15, 2008                                     100.0           99.3             100.0         98.8
5.5% Notes Due October 1, 2010                                     250.0          249.7             250.0        249.6
4.6% Notes Due July 1, 2013                                        200.0          201.5             200.0        201.7
6.0% Notes Due October 1, 2015                                     250.0          249.4             250.0        249.4
Other                                                                7.3            7.3              16.0         16.0
                                                              ---------------------------------------------------------
                                                                 $ 901.9        $ 901.8         $ 1,277.2    $ 1,276.7
Less:  Current maturities                                            1.4            1.4              51.2         51.2
                                                              ---------------------------------------------------------
Long-term Debt                                                   $ 900.5        $ 900.4         $ 1,226.0    $ 1,225.5
-----------------------------------------------------------------------------------------------------------------------

The fair value of our long-term debt, including the current portion, based on dealer quoted values, was $887.4 at December 31, 2006, and $1,243.5 at December 31, 2005.

In February 2005, we entered into credit agreements totaling $1,775.0 in preparation for our acquisition of Surface Specialties. The agreements included a $725.0 unsecured 5-year term loan facility, a $700.0 364-day credit facility, and a $350.0 5-year revolving credit facility. We borrowed $725.0 under the term loan facility and $600.0 under the 364-day credit facility both at interest rates based on a floating LIBOR rate plus an applicable margin which is based on our credit rating and is subject to change (1.0% at December 31, 2006). The $725.0 facility requires amortization payments equal to the lesser of $72.5 or the then outstanding balance by December 31 of each year from 2005 through 2008 with a final payment due February 15, 2010. As of December 31, 2006, we have prepaid all of the December payments through 2008. The revolving credit facility provides additional liquidity for general corporate purposes. Borrowing against this facility totaled $42.0 at December 31, 2006. At December 31, 2005, we had no outstanding borrowing against this facility. The facilities contain covenants that are customary for such facilities; including subsequent amendments to allow prepayments under the term loan to be applied in forward order of maturity and, pursuant to an amendment dated December 31, 2005, to add back specified restructuring charges in the determination of EBITDA under the revolving credit and term loan facilities.

In order to take advantage of current interest rates, we elected to redeem the Mandatory Par Put Remarketed Securities ("MOPPRS") in May, 2005, at the optional redemption price of $141.0. The optional redemption price represented the $120.0 principal amount of the securities and a $21.0 pre-tax interest charge for redemption prior to their final maturity. The redemption provided us with the ability to refinance this debt at a significantly lower cost and a shorter tenor. Upon redemption, we recognized additional interest expense of $1.0 from amounts related to the unamortized put premium and rate lock agreements for these securities. The total expense of $22.0 was recorded in 2005 in interest expense, net.

During October 2005, we sold $250.0 principal amount of 5.5% Notes due October 1, 2010 and $250.0 principal amount of 6.0% Notes due October 1, 2015 (the "5-Year Notes" and the "10-Year Notes," respectively, and collectively, the "Notes"). The Notes were offered under our $600.0 shelf registration statement. We received approximately $495.1 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The net proceeds from the offering were used to repay all amounts outstanding under our unsecured 364-day facility and our revolving credit facility, which was approximately $417.5 and $66.2, respectively. The 364-day facility is now terminated. The Notes pay interest on each April 1 and October 1, commencing on April 1, 2006 through their respective due dates. The Notes are unsecured and may be redeemed in whole or in part, at our option at any time subject to a prepayment adjustment.

The weighted average interest rate on all of our debt was 4.9% for 2006 and 4.4% for 2005. The weighted-average interest rate on short-term borrowing outstanding as of December 31, 2006 and 2005 was 4.6% and 4.7%, respectively.

At December 31, 2006 and 2005, we had approximately $91.1 and $92.4, respectively, of non-U.S. credit facilities. There were outstanding borrowings of $47.4 and $48.7 under these facilities at December 31, 2006 and 2005, respectively.

Cash payments during the years ended December 31, 2006, 2005 and 2004, included interest of $56.1, $75.3 and $20.2, respectively. Included in interest expense, net, for the years ended December 31, 2006, 2005 and 2004, is interest income of $1.6, $3.7 and $5.5, respectively.

As of December 31, 2006, we may borrow up to an additional $308.0 under our $350.0 revolving credit facility. Borrowing against this facility totaled $42.0 at December 31, 2006.

Maturities of long-term debt for the next five years follow:

               -----------------------------------------------------------------
                                    Payments Due by year
               -----------------------------------------------------------------

                  2007    2008     2009     2010      2011   Thereafter  Total
               -----------------------------------------------------------------
Long-term debt   $ 1.4   $101.4    $1.4    $345.9   $  -       $ 451.7   $ 901.8
               -----------------------------------------------------------------

13.      CONTINGENCIES AND COMMITMENTS

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

As of December 31, 2006 and 2005, the aggregate environmental related accruals were $102.7 and $102.9, respectively, of which $7.4 and $7.5, respectively, are included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending, for the years ended December 31, 2006, 2005 and 2004, was $4.8, $6.6 and $9.4, respectively. In 2005, we increased our reserves by $4.4 as a result of our agreement in principle to settle claims by a third party for the costs of environmental remediation at a manufacturing site operated by the former American Cyanamid Company ("Cyanamid") prior to 1944. In connection with our spin-off from Cyanamid in 1993, we agreed to indemnify Cyanamid for claims of this nature. Under the terms of the settlement, the third party released all claims and indemnified us against third-party environmental remediation claims arising from the alleged contamination at the site. Although we believed that we had meritorious defenses to this claim, we agreed to the settlement to avoid incurring additional legal fees and any risk of an adverse outcome in any related litigation. During 2004, we recorded a pre-tax charge of $6.1 in connection with the settlement of several environmental and toxic tort lawsuits which were all related to a single manufacturing site operated by Cyanamid prior to 1963. The full settlement which was paid in 2004 amounted to $8.6, of which $2.5 was charged against a previously established environmental remediation reserve for these matters.

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

At December 31, 2006 and 2005, the asset retirement liability was $43.1 and $40.1, respectively, which is included in other liabilities. Accretion and depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $4.1, $3.1 and $1.6, respectively.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2006 and 2005, the aggregate self-insured and insured contingent liability was $72.4 and $65.8, respectively, and the related insurance recovery receivable was $40.9 and $37.7, respectively. The asbestos liability included in the above amounts at December 31, 2006 and 2005 was $54.6 and $47.8, respectively, and the related insurance receivable was $38.1 and $34.7, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

Asbestos

The following table presents information about the number of claimants involved in asbestos cases with us:

                                                                           Year Ended             Year Ended
                                                                          December 31,           December 31,
                                                                              2006                   2005
                                                                       -------------------    --------------------

      Number of claimants at beginning of period                             22,200                  27,500
      Number of claimants associated with claims closed during period       (15,800)                (12,500)
      Number of claimants associated with claims opened during period         2,200                   7,200
                                                                            -------                 -------
      Number of claimants at end of period                                    8,600                  22,200
------------------------------------------------------------------------------------------------------------------

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case. The significant decline in the number of claimants during 2006 and 2005 primarily reflects disposition of a large number of unwarranted filings in Mississippi made immediately prior to the institution of tort reform legislation in that state effective January 1, 2003.

The claimants allege exposure to asbestos at facilities formerly or currently owned by us or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us, however, we have no information that this pattern will continue.

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

As a result of the findings from the 2006 AON study, we recorded an increase of $9.0 to our self insured and insured contingent liabilities for pending and anticipated probable future claims and recorded a higher receivable for probable insurance recoveries for past, pending and future claims of $6.8. The reserve increase is attributable to higher settlement values which more than offset a decrease in number of claimants. The increase in the receivable is a result of the higher gross liability plus an increase in overall projected insurance recovery rates.

Most of our insurance is with carriers with investment grade ratings and only those with such ratings or other solvent carriers were included in the estimation of the recovery of indemnity and incurred defense costs.

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

Lead Pigment

We are among several defendants in approximately 35 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

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

Other

During 2004, we signed a stipulation of settlement with plaintiffs in a federal class action lawsuit on behalf of purchasers of carbon fiber. As a result of this and several other related litigation matters, in 2004 we recorded a pre-tax charge of $8.0 which is included in administrative and general. In 2005, we increased our reserves by $2.4 as a result of our agreement to settle certain claims by a third party for $2.7.

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected (euro)12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for (euro)54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit.

In February 2006, a subsidiary of DSM filed a lawsuit against us seeking immediate dissolution of American Melamine Industries ("AMEL"), the melamine manufacturing joint venture between DSM and Cytec, or the appointment of a receiver for the joint venture, the rescission of the manufacturing services agreement between Cytec and AMEL and compensatory damages. In May 2006, the court denied DSM's request for relief. In July 2006, DSM agreed to pay us $7.4 to settle past and future obligations under the manufacturing services agreement, dismiss the lawsuit, and agreed to transfer their 50% interest in AMEL to us. The agreement was effective August 1, 2006. On August 1, 2006 we recorded $4.5 of income as a credit to manufacturing cost of sales pertaining to a payment from DSM.

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

Commitments

Rental expense under property and equipment leases was $15.6 in 2006, $14.3 in 2005 and $10.8 in 2004. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006, are:

                                                Operating Leases
-------------------------------------------------------------------
2007                                                       $  11.7
2008                                                           8.7
2009                                                           7.0
2010                                                           5.0
2011                                                           3.6
Thereafter                                                    13.6
                                               --------------------
Total minimum lease payments                               $  49.6
-------------------------------------------------------------------

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

We are obligated to sell, and a tenant at our Fortier facility is obligated to buy, substantially all of our nominal production capacity of hydrocyanic acid under an agreement with an initial term expiring May 30, 2013. Price is determined by a formula based on the raw materials used to manufacture hydrocyanic acid and to a lesser extent on the quoted market price of such tenant's product based on hydrocyanic acid and is adjusted periodically.

We are obligated to sell sulfuric acid, and also to regenerate used sulfuric acid, and a tenant at our Fortier facility is obligated to buy such product and services, under an agreement with an initial term expiring May 30, 2013. The price for regenerated sulfuric acid is cost based and the price for sulfuric acid is set between the price for merchant sulfuric acid and a market price for sulfuric acid and both prices are adjusted periodically. The cost to regenerate sulfuric acid is substantially in excess of the cost of producing sulfuric acid. Regenerated sulfuric acid and sulfuric acid are produced in the same plant at the same time.

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

We are obligated to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under a long term supply agreement. In addition, under various long term manufacturing agreements, we are committed to manufacture for and sell to Kemira certain water treatment products at several of our sites and we are committed to purchase certain mining chemicals manufactured at Kemira's Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site which Kemira will manufacture and sell to us.

The Cytec Engineered Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

We frequently enter into long-term agreements in order to lock-in price and availability of raw materials and services required to operate our businesses. At December 31, 2006, obligations under such agreements totaled $39.1.

We had $75.1 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2006 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

14.      INCOME TAXES

The income tax provision (benefit) is based on earnings (losses) from continuing operations before income taxes and in 2006, before the cumulative effect of accounting change as follows:

--------------------------------------------------------------------------------
                             2006                   2005                2004
--------------------------------------------------------------------------------
U.S.                      $  96.0               $  (22.3)             $105.1
Non-U.S.                    169.3                   65.8                67.3
--------------------------------------------------------------------------------
Total                     $ 265.3               $   43.5              $172.4
--------------------------------------------------------------------------------

The components of the income tax provision (benefit) are as follows:

--------------------------------------------------------------------------------
                                        2006            2005            2004
--------------------------------------------------------------------------------
Current:
   U.S.Federal                        $ 17.8        $  (8.6)         $  6.3
   Non-U.S.                             43.1           27.3            12.8
   Other, principally state              2.1            1.5             2.2
--------------------------------------------------------------------------------
    Total                               63.0           20.2            21.3
--------------------------------------------------------------------------------
Deferred:
   U.S. Federal                         10.1           (8.3)           20.3
   Non-U.S.                             (6.2)         (23.5)           (0.1)
   Other, principally state              2.3           (2.8)           (0.1)
--------------------------------------------------------------------------------
    Total                                6.2          (34.6)           20.1
--------------------------------------------------------------------------------
Total income tax provision (benefit)  $ 69.2        $ (14.4)         $ 41.4
--------------------------------------------------------------------------------

Income taxes paid in 2006, 2005 and 2004 were $67.5, $64.4 and $16.6, respectively, and include non-U.S. taxes of $56.9, $59.8 and $15.7 in 2006, 2005 and 2004, respectively. Income taxes related to pre-acquisition tax period of the Surface Specialties entities paid in 2006 and 2005 were $9.4 and $18.0, respectively, for which $7.6 in 2006 and $17.8 in 2005 has been reimbursed to us from UCB SA pursuant to the Stock and Asset Purchase Agreement.

U.S. and non-U.S. earnings of consolidated companies, before income taxes, include all earnings derived from operations in the respective U.S and non-U.S. geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S. Federal, non-U.S. and other governments as applicable, regardless of the sites in which the taxable income
(loss) is generated.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:

----------------------------------------------------------------------------
December 31,                                            2006          2005
Deferred tax assets:
----------------------------------------------------------------------------
Allowance for bad debts                              $     3.4     $    4.8
Self insurance accruals                                   26.8         24.5
Operating accruals                                        11.1         14.4
Environmental accruals                                    21.2         32.1
Pension and postretirement benefit liabilities           136.7        164.0
Employee benefit accruals                                 23.5         15.3
Tax credit carry forwards                                 18.2         18.4
Net operating losses                                      54.8         39.3
Other                                                     24.0         25.2
----------------------------------------------------------------------------
Gross deferred tax assets                                319.7        338.0
----------------------------------------------------------------------------
Valuation allowance                                      (27.8)       (23.2)
----------------------------------------------------------------------------
Total net deferred tax assets                            291.9        314.8
----------------------------------------------------------------------------
Deferred tax liabilities:
Inventory                                                 (8.9)        (7.5)
Plants, equipment and facilities                        (171.7)      (180.6)
Insurance receivables                                    (13.7)       (11.3)
Intangibles                                             (157.5)      (158.4)
Other                                                     (0.8)        (8.9)
----------------------------------------------------------------------------
Gross deferred tax liabilities                          (352.6)      (366.7)
----------------------------------------------------------------------------
Net deferred tax assets / (liabilities)                $ (60.7)    $  (51.9)
----------------------------------------------------------------------------

The American Jobs Creation Act of 2004 (the "Act") introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. In 2005 we completed our evaluation of this repatriation provision and concluded that no earnings would be repatriated under the Act. In addition, no provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $551.3 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

As of December 31, 2006 we estimate that we will fully utilize our remaining U.S. research and development tax credit carryforwards of $2.0. We have U.S. foreign tax credit carryforwards of $10.4 available as of December 31, 2006 to offset future U.S. tax liabilities. The Act extended the period of time over which U.S. foreign tax credits may be carried forward from five years to ten years. Accordingly, such U.S. foreign tax credits will now expire at various dates starting in 2011 through 2016. We also have $3.6 of state tax credits of which $2.5 will be carried forward indefinitely with the balance to expire at various dates starting in 2007. Additionally, we have $3.6 of foreign jurisdiction tax credits mainly related to our operations in Belgium and Korea, of which $0.1 will expire in 2009 with the balance having an unlimited carried forward period.

At December 31, 2006, we have U.S. federal income tax net operating loss carryforwards of $7.9 relating to our 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards begin to expire at various dates starting in 2011 through 2018. In addition, we have foreign net operating losses totaling $40.0, primarily related to our operations in Europe, Canada and China. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total carryforwards, approximately $4.3 expire at various dates starting in 2007 through 2012, while $35.7 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $27.8 and $23.2 as of December 31, 2006 and 2005. For 2006, the $4.6 valuation allowance activity primarily consisted of a $4.4 decrease for acquired Surface Specialties deferred tax assets, offset by an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($8.6), and various state deferred tax assets ($0.4). As of December 31, 2006, $15.9 of the valuation allowance is attributable to U.S. state tax attributes and $11.9 primarily relates to foreign net operating losses. As of December 31, 2005, $15.7 of the valuation allowance is attributable to U.S. state tax attributes and $7.5 primarily relates to foreign net operating losses.

The Internal Revenue Service (the "IRS") has completed and closed its audits of our tax returns through 2003. In May, 2006, we received notice that the Internal Revenue Service approved the final settlement with respect to a federal income tax audit for the 2002 and 2003 calendar years. Such approval resulted in a minor tax refund, which was recorded in the second quarter of 2006. We also recorded a reduction in tax expense of approximately $3.5 during the second quarter of 2006 to reflect the final resolution of this audit. In January, 2005, we were notified that the Congressional Joint Committee on Taxation (the "Joint Committee") approved the final IRS examination findings for the years 1999 through 2001. Joint Committee also approved a separate tax refund claim filed by us for 1998 at that time. The approval by Joint Committee resulted in a tax refund of approximately $0.2 and $0.1 for the years 1998 and 2000 respectively, which was recorded in 2005. As a result of the resolution of the 1999 through 2001 audit, we also recorded a reduction in tax expense of approximately $16.2. The IRS is also currently preparing to conduct audits of our tax returns for the years 2004 and 2005 commencing in 2007. We believe that adequate provisions for all outstanding issues have been made for all open years.

In 2005, we received a final assessment notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($13.4). We retained tax counsel to assist in our vigorous defense in protesting this taxable income increase. Notwithstanding our meritorious defenses in these matters, in prior years as these matters developed, we accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability, including interest thereon.

This final assessment notice reflected a 20.7 Norwegian krone decrease in the assessed tax liability compared with the prior audit report issued by the tax authorities. As a result, we recorded a corresponding reduction in tax expense of approximately $4.2, including interest, in 2005 to reflect this final assessment.

In 2005, we also received notice from the Norwegian authorities demanding a tax payment of 56.0 Norwegian krone ($8.5) plus accrued interest regarding this matter, and we remitted this amount as a deposit pending the final resolution of this dispute.

During the third quarter of 2006, we contested the final assessment before a Norwegian tribunal. In October 2006, we received notification that the Norwegian court has issued a decision in favor of the Norwegian tax authorities sustaining the entire assessment. We are currently appealing the Norwegian court decision.

In the event the Norwegian authorities ultimately prevail in their assessment, approximately 22.0 Norwegian krone ($3.5) of tax related to this matter will be remitted in subsequently filed tax returns beginning with the 2005 taxable period in accordance with Norwegian law. As a result, we remitted 4.4 Norwegian krone ($0.7) of additional tax in 2006 for the 2005 taxable period related to this dispute. Accordingly, the accrued balance at December 31, 2006 for this contingency was 24.7 Norwegian krone ($3.9), which represents our remaining liability (including interest and penalties) regarding this matter in the event we ultimately accept the Norwegian's court decision as final.

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

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

------------------------------------------------------------------------------
                                        2006          2005          2004
------------------------------------------------------------------------------
Federal income tax rate                 35.0%         35.0%         35.0%
Research and development credit         (0.7)         (5.2)         (1.8)
Income subject to other than
  the federal income tax rate          (10.1)        (21.1)         (7.1)

Change in tax rates                     (0.5)         (1.1)         (1.1)
State taxes, net of federal benefits     0.6          (3.7)         (2.8)
Valuation allowance                      3.6           5.6           4.4
Acquired in-process research
   and development write-off               -          29.8             -
Extraterritorial income exclusion       (0.9)         (7.8)         (1.8)
Favorable resolution of prior
   Year audits                          (1.3)        (65.0)            -
Other (credits) charges, net             0.4           0.5          (0.8)
------------------------------------------------------------------------------
Effective tax rate                      26.1%        (33.0)%        24.0%
------------------------------------------------------------------------------

The 2006 effective tax rate was positively impacted by an arbitration award in settlement of a commercial dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20.0%, the gain on the divestiture of the water treatment and acrylamide product lines recorded at a 21% rate, and a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits. The rate was also favorably impacted by the change in statutory tax rates with respect to deferred tax assets and liabilities recorded in certain countries. These results were partially offset by a reduction of earnings of divested product lines in lower tax jurisdictions, the zero tax benefit on a French restructuring charge due to insufficient earnings to realize its net deferred tax asset, a tax benefit from a restructuring charge recorded at 29.6% and a $1.7 tax charge associated with a capital reduction with respect to a foreign subsidiary.

Our 2005 effective tax rate was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense due to the completion of tax audits for various years as discussed above. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition for which there is no tax benefit and the increase in the valuation allowance for certain state and foreign deferred tax assets.

In 2006 a tax benefit of $0.7 was allocated to the cumulative effect of accounting change and, in 2005 tax expense of $0.8 related to discontinued operations.

Tax benefits on stock option exercises were $10.8, $5.5 and $11.7 for 2006, 2005 and 2004, respectively.

15. EMPLOYEE BENEFIT PLANS

We have defined benefit and defined contribution pension plans that cover employees in a number of countries. Almost all of the plans provide defined benefits based on years of service and career average salary. We also sponsor postretirement and post employment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. The medical plans are contributory and non-contributory with certain participant's contributions adjusted annually; the life insurance plans are non-contributory. The postretirement plans include a cap on our share of costs for recent and future retirees. The post employment plans provide salary continuation, disability related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

As described in Note 1, we adopted SFAS 158 during the fourth quarter of 2006. SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation, each net of income taxes, remaining from the initial adoption of SFAS 87, "Employers' Accounting for Pensions" ("SFAS 87"), all of which were previously netted against the plan's funded status in our balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost as required by SFAS 87. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS 158. The effects of adopting the provisions of SFAS 158 on our balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Had we not been required to adopt SFAS 158 at December 31, 2006, we would have continued to recognize an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled "Prior to Adopting SFAS 158".

                                                                   At December 31, 2006

                                                    Prior to           Effect of          As Reported
                                                    Adopting           Adopting         at December 31,
                                                    SFAS 158           SFAS 158               2006
                                                ----------------------------------------------------------
Intangible asset                                $        0.8      $        (0.8)       $          -
Prepaid pension                                         72.3              (69.1)                3.2
Current pension and other postretirement
benefit liabilities                                    (20.0)               1.6               (18.4)
Long term pension and other postretirement
benefit liabilities                                   (428.5)              63.3              (365.2)
Accumulated other comprehensive income,
exclusive of deferred taxes                            159.3                5.0               164.3

The enactment of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a reduction of our accumulated postretirement benefit obligation ("APBO") of approximately $31.7 in 2004, which we recognized as a reduction in unrecognized net actuarial loss. This reduction in the APBO results from an ongoing tax-free government subsidy which began in 2006, for prescription drug benefits provided to plan participants if such benefits are determined to be actuarially equivalent to those offered by Medicare. Based on the current guidance for determining actuarial equivalence, we determined that some of the plan participants qualify for the subsidy. We amortize the unrecognized net actuarial loss over the average remaining service life of employees eligible for postretirement medical benefits. The net periodic postretirement benefit cost was reduced by $4.2 and $3.9, respectively, for the years ended December 31, 2006 and 2005.

We use a measurement date of December 31 for the U.S. and Canadian pension and postretirement benefit plans and use a measurement date of November 30 for the majority of all other pension plans.

                                                                     Pension Plans                     Postretirement Plans
                                                           -----------------------------------------------------------------------
                                                             2006        2005        2004          2006        2005       2004
                                                           -----------------------------------------------------------------------
       Net periodic cost:
       Service cost                                          $ 25.0      $ 21.4      $ 14.4         $ 1.3       $ 1.3      $ 1.0
       Interest cost                                           44.9        41.3        34.7          13.8        13.7       14.3
       Expected return on plan assets                         (43.6)      (42.1)      (38.9)         (4.7)       (4.7)      (4.9)
       Net amortization and deferral                           22.9        15.8         7.8          (9.9)      (10.6)     (10.6)
       Curtailment/Settlement                                   5.3        (2.7)          -             -           -          -
                                                           -----------------------------------------------------------------------
       Net periodic expense (credit)                          $54.5       $33.7      $ 18.0         $ 0.5      $ (0.3)    $ (0.2)
                                                           -----------------------------------------------------------------------

       Weighted-average assumptions used to determine net
       periodic costs, during
          the year
       Discount rate                                            5.1%        5.4%        6.0%          5.6%        5.8%       6.3%
       Expected return on plan assets                           7.5%        7.7%        8.0%          6.5%        6.5%       6.5%
       Rate of compensation increase                          3%-10%      3%-10%      3%-10%            -           -          -

       Weighted-average assumptions used to determine
       benefit obligations, end of
          the year
       Discount rate                                            5.4%        5.3%        5.6%          5.9%        5.6%       5.8%
       Rate of compensation increase                          3%-10%      3%-10%      3%-10%            -           -          -
                                                           -----------------------------------------------------------------------

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over the past five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 55-70% stocks and 30-45% bonds, including cash equivalents ("fixed income securities"). Since the long-term average annualized return is approximately 9%-11% for stocks and 5%-7% for fixed income securities, the expected long-term weighted average return was estimated to be 8.5% for the U.S. pension plans in 2006 and 2005. This return is based on an assumed allocation of assets of 62% stocks and 38% in fixed income securities, with long-term investment returns of 10% and 6%, respectively. The expected long-term weighted average return on all of our pension plans, including the U.S. plans, was 7.5%, and 7.7% for 2006 and 2005, respectively. The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. In the Netherlands, where we have our largest non-U.S. pension plan, the assumed rate of return was 5.5% in 2006. This return is based on assumed rates of return of 8% for stocks and 5% for fixed income securities and an assumed asset allocation of 15% stocks and 85% fixed income securities.

For U.S. and non-U.S. postretirement plans (all of assets are held in the U.S.), the expected rate of return was 6.5% in 2006 and 2005, based on the same investment return assumptions and an assumed asset allocation of 55% in stocks and 45% fixed income securities in 2006 and 2005. The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

                                                 Pension Plans                      Postretirement Plans
                                      ------------------------------------  -------------------------------------
                                             2006        2005        2004          2006        2005         2004
                                      ------------------------------------  -------------------------------------
Change in benefit obligation:
Benefit obligation at January 1            $830.5      $646.2      $565.4        $258.1      $248.6       $271.5
Addition of plans                             2.8           -         2.1             -           -            -
Service cost                                 25.0        21.4        14.4           1.3         1.3          1.0
Interest cost                                44.9        41.3        34.7          13.8        13.7         14.3
Amendments                                    1.5         2.4        (0.1)            -           -            -
Acquisitions                                    -       137.4           -             -           -            -
Translation difference                       29.1       (29.0)       10.2           0.1           -          0.1
Actuarial (gains)/losses                     (4.6)       42.2        44.5          (8.2)       14.9        (15.7)
Employee contributions                        1.7         1.4         0.9           3.8         4.0          3.4
Company contributions (1)                    (1.7)          -           -             -           -            -
Benefits paid                               (33.6)      (31.8)      (25.9)        (26.2)      (24.4)       (26.0)
Curtailments/Settlements (2)                (19.6)       (1.0)          -             -           -            -
                                      ------------------------------------  -------------------------------------

Benefit obligation at December 31          $876.0      $830.5      $646.2        $242.7      $258.1       $248.6
                                      ------------------------------------  -------------------------------------

Accumulated benefit obligation at
  December 31                              $814.6      $769.7      $617.3         $   -       $   -        $   -

Change in plan assets:
Fair value of plan assets at January 1     $554.7      $485.3      $430.5         $70.2       $71.6        $74.6
Actual return on plan assets                 62.9        39.1        39.2           8.2         3.0          3.8
Company contributions                        72.1        14.4        32.2          15.3        15.9         15.8
Employee contributions                        1.7         1.4         0.9           3.8         4.0          3.4
Acquisitions                                    -        65.8           -             -           -            -
Translation difference                       19.8       (20.0)        8.4             -           -            -
Settlements                                 (11.6)          -           -             -           -            -
Others                                       (2.5)          -           -             -           -            -
Benefits paid                               (33.6)      (31.3)      (25.9)        (28.2)      (24.3)       (26.0)
                                      ------------------------------------  -------------------------------------
Fair value of plan assets at
  December 31                              $663.5      $554.7      $485.3         $69.3       $70.2        $71.6
                                      ------------------------------------  -------------------------------------

(1) Represents post-measurement date contribution.

(2) Includes various curtailments and settlements, including the impacts of:
   divestiture of the water treatment and acrylamide product lines, restructuring of Polymer Additive operations in the Netherlands, change in the U.K. from defined benefit plan to defined contribution plan, and employee turnover at several European subsidiaries.

As required by SFAS 158, the following information is presented as of December 31, 2006:

                                            Pension   Postretirement
                                             Plans        Plans
                                          ----------- --------------
                                             2006           2006
                                          ----------- --------------
Funded status, end of year:
Fair value of plan assets                    $ 663.5        $  69.3
Benefit obligations                           (876.0)        (242.7)
                                          ----------- --------------
Funded status                                 (212.5)        (173.4)
                                          ----------- --------------

Amounts recognized in the consolidated
   balance sheet consist of:
Noncurrent asset                             $   3.2        $     -
Current liability                               (4.9)         (13.5)
Noncurrent liabiltiy                          (210.8)        (159.9)
                                          ----------- --------------
Total amount recognized                      $(212.5)       $(173.4)
                                          ----------- --------------

Amounts recognized in accumulated other
   comprehensive income consist of:
Net actuarial loss                           $ 190.2        $  24.9
Prior service cost/(credit)                      2.4          (53.4)
Transition obligation                            0.2              -
                                          ----------- --------------
Total                                        $ 192.8        $ (28.5)
                                          ----------- --------------

Estimated amortization to be recognized in
    accumulated other comprehensive income
    in 2007 consist of:
Net actuarial loss                           $  16.1        $   0.4
Prior service cost/(credit)                      0.3          (10.6)
                                          ----------- --------------
Total                                        $  16.4        $ (10.2)
                                          ----------- --------------

As required by SFAS 87, the following information is presented for December 31, 2005 and 2004 (this disclosure is no longer applicable under SFAS 158 and therefore, 2006 information is not presented):

                                  Pension Plans         Postretirement Plans
                               --------------------    -----------------------
                                    2005      2004         2005          2004
                               --------------------    -----------------------
Funded status:                   $(275.8)  $(160.9)     $(187.9)      $(177.0)
Unrecognized actuarial losses      241.3     212.4         37.3          20.6
Unrecognized prior service cost      0.7       0.9        (63.9)        (74.5)
Other contributions                  0.7         -            -             -
Unrecognized net transition
  obligation                         4.0         -            -             -
                               --------------------    -----------------------

Net amount recognized            $ (29.1)  $  52.4      $(214.5)      $(230.9)
                               --------------------    -----------------------

Amounts recognized in the
  consolidated balance sheets
  consists of:
Prepaid benefit cost             $  15.7   $  24.1      $     -       $     -
Accrued benefit cost              (239.7)   (147.9)      (214.5)       (230.9)
Intangible asset                     5.4       5.6            -             -
Accumulated other comprehensive
  income, exclusive of deferred
   taxes                           189.5     170.6            -             -
                               --------------------    -----------------------

Net amount recognized            $ (29.1)  $  52.4      $(214.5)      $(230.9)
                               --------------------    -----------------------

The accrued pension and postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2006 and 2005 includes $18.4 and $20.0 in accrued expenses, respectively, with the balance reported in pension and other postretirement benefit liabilities.

Under SFAS 87, we recorded a non-cash after-tax minimum pension liability adjustment of ($18.7) and $7.1 to accumulated other comprehensive income in 2006 and 2005, respectively. At the adoption of SFAS 158, we adjusted our pension liability to the funded position with a corresponding non-cash after-tax charge of $5.4 to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income did not trigger additional fundings.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 9.0% in 2007, decreasing to ultimate trend of 5.0% in 2010. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation ("APBO") and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:

                                          2006                    2005
                                 ----------------------- -----------------------
                                 1% Increase 1% Decrease 1% Increase 1% Decrease
                                 ----------------------- -----------------------

Approximate effect on the total
 of service and interest cost
 components of other
  postretirement benefit cost        $ 1.4     $ (1.3)       $ 1.5     $ (1.2)

Approximate effect on accumulated
  postretirement benefit
   obligation                        $21.0     $(18.9)       $24.8     $(21.4)
                                 ----------------------  ----------------------

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

                                U.S. Plans              Non-U.S. Plans       Total
                              ------------------  -------------------  ------------------
December 31,                      2006     2005       2006      2005       2006    2005
-----------------------------------------------------------------------------------------
Projected benefit
 obligation                   $ (575.8) $(544.5)   $(210.4)  $(201.1)   $(786.2) $(745.6)
Accumulated benefit
 obligation                     (551.4)  (524.0)    (188.6)   (168.9)    (740.0)  (692.9)
Fair value of plan assets        445.7    369.6      135.3     107.5      581.0    477.1
-----------------------------------------------------------------------------------------

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2006 and 2005, and the target allocation for 2007, by asset category, are as follows:

           U.S. Pension Plans                                   Postretirement Plans
---------------------------------------------- ----------------------------  -------------------
                            Percentage of Plan
                   Target     Assets at Year                      Target     Percentage of Plan
                  Allocation        End                          Allocation   Assets at Year End
Asset Category       2007       2006     2005   Asset Category      2007       2006      2005
--------------------------  ------------------ ----------------------------  -------------------
Equity Securities      69%        70%      67% Equity Securities        50%      55%       55%
Fixed Income           31%        30%      33% Fixed Income             50%      45%       45%
                 ---------  ------------------                  -----------  -------------------
Total                 100%       100%     100% Total                   100%     100%      100%
---------------------------------------------- -------------------------------------------------

          Non-U.S. Pension Plans
----------------------------------------------
                   Target   Percentage of Plan
                  Allocation  Assets at Year
                                    End
 Asset Category      2007       2006     2005
--------------------------  ------------------
Equity Securities      37%        37%      37%
Fixed Income           54%        52%      53%
Cash and other          9%        11%      10%
--------------------------  ------------------
Total                 100%       100%     100%
----------------------------------------------

The total fair value of U.S. pension and postretirement plan assets was $515.0 and $439.8 at December 31, 2006 and 2005. We use a combination of active and passive stock and bond managers to invest the assets of pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

The following table reflects expected cash flows for the U.S. pension and postretirement benefit plans:

Expected Employer Contributions      Pension Plans         Postretirement Plans
-------------------------------- ----------------------  ----------------------
2007                                    $26.5                     $13.4

The following table reflects total benefits expected to be paid from the plan and / or our assets:

                                                                                        Postretirement Plans
                                                                      ----------------------------------------------------------
                                                                      Prior to Medicare Part D       Anticipated Medicare Part D
Expected Benefit Payments                       Pension Plans                  Subsidy                        Subsidy
----------------------------------------    ----------------------    --------------------------    ----------------------------
2007                                                        $25.6                         $24.2                            $3.0
2008                                                         26.9                          24.5                             3.1
2009                                                         28.3                          24.7                             3.1
2010                                                         29.8                          24.5                             3.2
2011                                                         31.6                          24.1                             3.1
2012-2016                                                   190.3                         111.2                            14.6
--------------------------------------------------------------------------------------------------------------------------------


The following table reflects the expected cash flows for the non-U.S. plans:

Expected Employer Contributions     Pension Plans       Postretirement Plans
-------------------------------   -------------------- ------------------------
2007                                           $  9.9                   $  0.1
-------------------------------   -------------------- ------------------------

The following table reflects the total benefits expected to be paid from the plans and/or our assets:

                                                     Postretirement Benefits
Expected Benefit Payments       Pension Benefits
----------------------------  ---------------------- ------------------------
2007                                         $  8.8                     $0.1
2008                                            9.5                      0.1
2009                                            9.4                      0.1
2010                                           12.0                      0.1
2011                                           11.3                      0.2
2012-2016                                      72.2                      0.8
-----------------------------------------------------------------------------

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

                            2006        2005         2004
--------------------------------------------------------------
U.S.
Profit Growth Sharing      $  7.6      $  4.1      $   9.1
Savings Plan                  7.6         8.0          7.0
                         -------------------------------------
Total                      $ 15.2      $ 12.1      $  16.1
                         -------------------------------------
Non-U.S.
Others                     $  3.3      $  2.7      $   1.2
--------------------------------------------------------------

In addition to defined benefit pension and defined contribution retirement plans, we sponsor post employment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a "change of control" as defined in the plans.

16.      OTHER

Following are our accrued expenses:

--------------------------------------------------------------------------------
December 31,                                                   2006        2005
--------------------------------------------------------------------------------
Employee benefits                                            $ 23.3      $ 18.2
Pension and other postretirement employee benefits             18.4        20.0
Salaries and wages                                             45.0        45.1
Taxes other than income taxes                                   6.1         8.9
Environmental                                                   7.4         7.5
Interest                                                       12.6        12.5
Restructuring costs                                            14.9        10.5
Customer rebates                                               17.6        18.3
All other                                                      67.0        77.3
--------------------------------------------------------------------------------
Total                                                       $ 212.3     $ 218.3
--------------------------------------------------------------------------------

At December 31, 2006 and 2005, due from related party was $2.4 and $8.0, respectively. The balance in due from related party represents amounts to be received from UCB for certain pre-acquisition tax liabilities which we have or will pay in connection with the acquisition of Surface Specialties. Additionally, in connection with the acquisition of Surface Specialties, we entered into certain transition services agreements with UCB. For the year ended December 31, 2006 and 2005, results of operations reflect expenses of $1.1 and $12.5, recognized respectively, under these agreements.

17.      COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 47,622,634 shares were outstanding at December 31, 2006. A summary of changes in common stock issued and treasury stock is presented below.

                                                                Common Stock       Treasury Stock
                                                        --------------------- --------------------
Balance at December 31, 2003                                      48,132,640           9,139,897
Purchase of treasury stock                                                 -             388,300
Issuance pursuant to stock option plan                                     -          (1,217,487)
Awards of performance stock and restricted stock                           -             (64,654)
Forfeitures and deferrals of stock awards                                  -              51,807
                                                        --------------------- --------------------
Balance at December 31, 2004                                      48,132,640           8,297,863
Issuance related to acquisition of Surface Specialties                     -          (5,772,857)
Issuance pursuant to stock option plan                                     -            (688,736)
Awards of performance stock and restricted stock                           -             (53,345)
Forfeitures and deferrals of stock awards                                  -              50,887
                                                        --------------------- --------------------
Balance at December 31, 2005                                      48,132,640           1,833,812
Issuance pursuant to stock option plan                                     -          (1,365,912)
Awards of restricted stock                                                 -              (1,798)
Forfeitures and deferrals of stock awards                                  -              43,904
                                                        --------------------- --------------------
Balance at December 31, 2006                                      48,132,640             510,006
--------------------------------------------------------------------------------------------------

Treasury stock, when reissued, is relieved at the average cost of the shares in treasury.

In January 2004, the Board of Directors approved the initiation of a common stock quarterly cash dividend program. During 2006, 2005, and 2004, four quarterly cash dividends of $0.10 per share were declared and paid totaling $18.8, $17.8, and $15.7, respectively.

On February 1, 2007, the Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on February 26, 2007 to stockholders of record as of February 12, 2007.

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

We are authorized to issue 20 million shares of preferred stock with a par value of $.01 per share in one or more classes or series with rights and privileges as adopted by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2006 and 2005.

In connection with the acquisition of Surface Specialties, we suspended our stock buyback program in 2004 in order to maximize the funds available for debt service and other corporate purposes. With the divestiture of our water treatment and acrylamide business substantially completed and the net proceeds used to pay down additional debt, we announced in February 2007 the reinstatement of our stock buyback program. Approximately $69.0 remained authorized under the buyback program as of that date. We anticipate the repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

18.      OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

Cytec Performance Chemicals includes our mining chemicals, phosphine and phosphorous specialties, polymer additives and specialty additives, urethanes, polyurethanes and pressure sensitive adhesives product lines. Cytec Surface Specialties includes low energy-cured (Radcure) resins, powder coating resins and liquid coating resins which includes various product lines such as water-borne resins and solvent based resins. Cytec Engineered Materials principally includes advanced composites and film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, sulfuric acid and melamine.

The accounting policies of the reportable segments are the same as those described in Note 1. All intersegment sales prices are cost based. We evaluate the performance of our operating segments primarily based on earnings from operations of the respective segment. As described in Note 4, restructuring costs and impairment charges related to unprofitable sites are not charged to our operating segments consistent with management's view of its businesses.

Following is selected information in relation to our continuing operations for the periods indicated:

                                  Cytec        Cytec       Cytec       Building    Total
                                Performance   Surface    Engineered      Block     Segments
                                 Chemicals   Specialties  Materials    Chemicals
-------------------------------------------------------------------------------------------
2006
Net sales to external customers     $865.1    $1,523.4      $601.8       $339.2   $3,329.5
Intersegment net sales                 7.0           -           -         77.1       84.1
                               ------------------------------------------------------------
Total net sales                      872.1     1,523.4       601.8        416.3    3,413.6
Earnings from operations              68.4        95.5       106.0         19.3      289.2
Percentage of sales                    7.8%        6.3%       17.6%         4.6%       8.5%
Total assets                         744.8     2,126.1       577.0        166.1    3,614.0
Capital expenditures                  25.5        29.3        34.3         11.7      100.8
Depreciation and amortization         34.4        73.5        11.5         22.6      142.0
-------------------------------------------------------------------------------------------

2005
Net sales to external customers     $855.8    $1,244.1      $541.6       $284.2   $2,925.7
Intersegment net sales                 5.6           -           -         85.3       90.9
                               ------------------------------------------------------------
Total net sales                      861.4     1,244.1       541.6        369.5    3,016.6
Earnings from operations              56.6        22.0       103.0          5.7      187.3
Percentage of sales                    6.6%        1.8%       19.0%         1.5%       6.2%
Total assets                         864.6     1,970.5       532.2        192.0    3,559.3
Capital expenditures                  46.2        27.9        19.3         10.9      104.3
Depreciation and amortization         38.0        58.6        11.0         24.4      132.0
-------------------------------------------------------------------------------------------

2004
Net sales to external customers     $712.7      $261.0      $487.0       $260.6   $1,721.3
Intersegment net sales                 5.0           -           -         85.0       90.0
                               ------------------------------------------------------------
Total net sales                      717.7       261.0       487.0        345.6    1,811.3
Earnings from operations              57.5        28.7        83.4         15.6      185.2
Percentage of sales                    8.0%       11.0%       17.1%         4.5%      10.2%
Total assets                         713.0       165.0       515.4        189.7    1,583.1
Capital expenditures                  43.0        12.6        19.1         12.2       86.9
Depreciation and amortization         37.5        13.7        10.7         25.5       87.4
-------------------------------------------------------------------------------------------

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

                                                    2006      2005     2004
----------------------------------------------------------------------------
Net sales:
Net sales from segments                         $3,413.6  $3,016.6 $1,811.3
Elimination of intersegment revenue                (84.1)    (90.9)   (90.0)
----------------------------------------------------------------------------
Total consolidated net sales                    $3,329.5  $2,925.7 $1,721.3
----------------------------------------------------------------------------
Earnings from operations:
Earnings from segments (1)                      $  289.2  $  187.3 $  185.2
Corporate unallocated (2)                           15.7     (26.8)   (17.5)
----------------------------------------------------------------------------
Total consolidated earnings from operations     $  304.9  $  160.5 $  167.7
----------------------------------------------------------------------------
Total assets:
Assets from segments                            $3,614.0  $3,559.3 $1,583.1
Other assets (3)                                   217.5     299.8    668.5
----------------------------------------------------------------------------
Total consolidated assets                       $3,831.5  $3,859.1 $2,251.6
----------------------------------------------------------------------------

(1) Includes charges resulting from application of SFAS No. 123(R) of $10.4 in 2006. Includes $37.0 write-off of acquired in-process research and development costs and $20.8 representing the excess of the fair market value of the finished goods inventory of the acquired business over normal manufacturing costs (see Note 2) in 2005.
(2) Includes restructuring charges of $21.8 primarily related to plant closures, impairment charges of $29.3 related to two unprofitable manufacturing sites in Europe, charge of $2.6 related to a change in employee benefit plans in the U.K., charge of $2.2 related to a contingent liability study update, and a pre-tax gain of $75.5 related to the first phase of the sale of the Water Treatment and acrylamide product lines in 2006. Includes $16.8 of restructuring charges in 2005, and $8.0 in 2004 relating to the settlement of a class action law suit on behalf of purchasers of carbon fiber and other related matters.
(3) Includes cash and cash equivalents at December 31, 2006, 2005 and 2004 of $23.6, $68.6 and $323.8, respectively.

Operations by Geographic Areas: Net sales to unaffiliated customers presented below are based upon the sales destination, which is consistent with how we manage our businesses. U.S. exports included in net sales are based upon the sales destination and represent direct sales of U.S.-based entities to unaffiliated customers outside of the United States. Identifiable assets are those assets used in our operations in each geographic area. Unallocated assets are primarily cash and cash equivalents, miscellaneous receivables, construction in progress, deferred taxes and the fair values of derivatives.

                                             2006      2005      2004
----------------------------------------------------------------------
Net Sales
   United States                         $1,162.2  $1,095.3  $  802.4
   Other Americas                           279.3     257.4     188.0
   Asia / Pacific                           460.1     401.7     261.9
   Europe, Middle East and Africa         1,427.9   1,171.3     469.0
----------------------------------------------------------------------
Total                                    $3,329.5  $2,925.7  $1,721.3
----------------------------------------------------------------------
U.S. exports included in net sales above
   Other Americas                        $   93.4  $   82.1  $   70.7
   Asia / Pacific                            84.9      88.7     102.7
   Europe, Middle East and Africa           160.9      90.6      61.0
----------------------------------------------------------------------
Total                                    $  339.2  $  261.4  $  234.4
----------------------------------------------------------------------
Identifiable assets
   United States                         $1,513.9  $1,576.5  $1,001.9
   Other Americas                           180.1     183.6     148.1
   Asia / Pacific                           242.3     223.3      82.7
   Europe, Middle East and Africa         1,565.0   1,482.5     306.5
----------------------------------------------------------------------
Total                                    $3,501.3  $3,465.9  $1,539.2
----------------------------------------------------------------------
Equity in net assets of and advances
   to associated companies                   23.3      20.3      85.5
Unallocated assets (1)                      306.9     372.9     626.9
----------------------------------------------------------------------
Total assets                             $3,831.5  $3,859.1  $2,251.6
----------------------------------------------------------------------

(1) Includes cash and cash equivalents at December 31, 2006, 2005 and 2004 of $23.6, $68.6 and $323.8, respectively.

19.      Risks and Uncertainties

Our revenues are largely dependent on the continued operation of our various manufacturing facilities. There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies and potential terrorist attacks. Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.

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

We perform ongoing credit evaluations of our customers' financial condition and generally do not require collateral from our customers. We are exposed to credit losses in the event of nonperformance by counterparties on derivative instruments. The counterparties to these transactions are major financial institutions, thus we consider the risk of default to be minimal. We typically do not require collateral or other security to support potential credit risk.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. Currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which may be material. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", and the Securities and Exchange Commission's Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", effective January 1, 2006. Also, as discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R", at the end of 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2007

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cytec Industries Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP



Short Hills, New Jersey
February 27, 2007

QUARTERLY DATA (UNAUDITED)
(Dollars in millions, except per share amounts)    1Q             2Q              3Q             4Q          Year
-----------------------------------------------------------------------------------------------------------------

2006
Net sales                                        $819.4          $853.1         $863.4         $793.6      $3,329.5
Gross profit (1)                                  173.5           164.9          164.9          156.0         659.4
Net earnings                                       38.0            48.4           25.0           83.5         194.9
Basic net earnings per share (2)                  $0.81           $1.02          $0.52          $1.74         $4.11
Diluted net earnings per share (2)                $0.79           $1.00          $0.51          $1.70         $4.01


2005
Net sales                                        $563.9          $813.4         $760.8         $787.6      $2,925.7
Gross profit (1)                                  123.6           174.3          161.2          152.9         612.0
Net earnings (loss)                                (6.5)           11.9           35.4           18.3          59.1
Basic net earnings (loss) per share (2)          $(0.16)          $0.26          $0.77          $0.40         $1.31
Diluted net earnings (loss) per share (2)        $(0.16)          $0.25          $0.75          $0.39         $1.27


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

Item 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management's evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Attestation Report

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

The Surface Specialties business of UCB SA was acquired on February 28, 2005. Management excluded this business from its December 31, 2005 assessment of the Company's internal control over financial reporting in accordance with Securities and Exchange commission guidance. This guidance allows the omission of an assessment of internal control of the acquired businesses in the year of acquisition. The acquired business generally utilizes separate information and accounting systems and processes and are included in management's assessment of internal control for the year ended December 31, 2006. The inclusion of this business represents a material change in the internal control processes that were subject to management's assessment in 2006 as compared to those that were included in management's assessment as of December 31, 2005.

We continue the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired business of Surface Specialties. The world-wide implementation is expected to be completed in early 2009 and includes changes that involve internal control over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal control, our disclosure control and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the control affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation. We will test all significant modified controls resulting from the implementation to ensure they are functioning effectively.

With the exception of the Surface Specialties acquisition as noted above, there were no changes in internal control over financial reporting that occurred during the calendar year 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. Each such person serves at the pleasure of our Board of Directors.

Name                     Age         Positions
----                     ---         ---------
D. Lilley                60          Mr. Lilley is Chairman of the Board, President and Chief Executive Officer.  He was
                                     elected Chairman in January 1999 and President and Chief Executive Officer in May 1998,
                                     having previously served as President and Chief Operating Officer from January 1997.

J. P. Cronin             53          Mr. Cronin is Executive Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer from our inception in 1993 until he was elected an Executive Vice President in September 1996.

S. D. Fleming            48          Mr. Fleming has been President of Cytec Specialty Chemicals since October 2005. He was elected as an officer in September 2004. He previously served as President of Cytec
                                     Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than three years.

S. C. Speak              49          Mr. Speak was elected as an officer in September 2004.  He has been President of Cytec
                                     Engineered Materials for more than five years.

W. N. Avrin              51          Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.

D. M. Drillock           49          Mr. Drillock was elected Vice President, Controller and Investor Relations in April
                                     2002.  He previously served as Controller for more than one year.

J. E. Marosits           54          Mr. Marosits was elected Vice President, Human Resources in July 2002.  For more than one year prior to that, he had been our Director, Human Resources for Building Block
                                     Chemicals and Corporate Manager, Labor Relations.

R. Smith                 48          Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.

T. P. Wozniak            53          Mr. Wozniak is Treasurer of Cytec and has held this position for more than five years.

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

The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of our definitive Proxy Statement for our 2007 Annual Meeting of Common Stockholders, dated March 9, 2007.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the "Summary Compensation Table", the "Grants of Plan-Based Awards", the "Outstanding Equity Awards at Fiscal Year-End", the "Option Exercises and Stock Vested", the "Pension Benefits", the "Nonqualified Deferred Compensation", the "Director Compensation Tables", the "Compensation Discussion and Analysis", the "Potential Payments Upon Termination or Change-In-Control", and "Performance Graph" section of our definitive Proxy Statement for our 2007 Annual Meeting of Common Stockholders, dated March 9, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers" and the "Security Ownership of Certain Beneficial Owners" sections of our definitive Proxy Statement for our 2007 Annual Meeting of Common Stockholders, dated March 9, 2007.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of our definitive Proxy Statement for our 2007 Annual Meeting of Common Stockholders, dated March 9, 2007.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the "Fees Paid to the Auditors" section of our definitive Proxy Statement for our 2007 Annual Meeting of Common Stockholders, dated March 9, 2007.

PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) List of Financial Statements:

                  Cytec Industries Inc. and Subsidiaries Consolidated
                   Financial Statements (Refer to Item 8):

                  Consolidated Balance Sheets as of December 31, 2006 and 2005 Consolidated Statements of Income for the Years ended
                      December 31, 2006, 2005 and 2004
                  Consolidated Statements of Cash Flows for the Years ended
                      December 31, 2006, 2005 and 2004
                  Consolidated Statements of Stockholders' Equity for the Years
                      ended December 31, 2006, 2005 and 2004
                  Notes to Consolidated Financial Statements

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

         (a)(3)   Exhibits

         Exhibit No.            Description
         -----------            -----------

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

             Exhibit No.            Description
             -----------            -----------
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

             10.1(b)       Letter Amendment No. 1 to Term Agreement dated as of March 1, 2005 (incorporated by reference to Exhibit 10.1(b) to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             10.1(c)       Letter Amendment No. 2 to Term Agreement dated as of November 11, 2005 (incorporated by reference to Exhibit 10.1(c) to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             10.1(d)       Letter Amendment No. 3 to Term Loan Agreement dated December 31, 2005 (incorporated by reference to Exhibit 10.1(d) to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

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

             10.1(f)       Letter Amendment No. 1 to Credit Agreement dated as of November 18, 2005 (incorporated by reference to Exhibit 10.1(f) to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             10.1(g)       Letter Amendment No. 2 to Credit Agreement dated as of December 31, 2005 (incorporated by reference to Exhibit 10.1(g) to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             10.2          Executive Compensation Plans and Arrangements (incorporated by reference to exhibit 10.12 to
                           Cytec's annual report on Form 10-K for the year ended December 31, 2003).

             10.2(a)       1993 Stock Award and Incentive Plan, as amended through December 7, 2006.

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

             Exhibit No.            Description
             -----------            -----------
             10.2(d)(iii)  Form of Stock Option Grant Letter used for grants to officers from January 21, 2004 through
                           February 8, 2006 (incorporated by reference to exhibit 10.12 to Cytec's annual report on Form 10-K for the year ended December 31, 2003).

             10.2(d)(iv)   Form of Performance Stock Award Grant Letter used for grants to officers during 2004 and 2005
                           (incorporated by reference to exhibit 10.12 to Cytec's annual report on Form 10-K for the year ended December 31, 2003).

             10.2(d)(v)    Form of common stock settled Stock Appreciation Rights ("SARs") Award letter used for grants to officers from February 9, 2006 (incorporated by reference to Exhibit 10.2(d)(v) to Cytec's annual report on Form 10-K for the year ended December 31, 2005).

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

             10.2(f)       Executive Income Continuity Plan, as amended through February 28, 2007.

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

             10.2(k)       Cytec Executive Supplemental Employees Retirement Plan, as amended through February 28, 2007.

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

             10.2(p)       Rule No. 4 under 1993 Stock Award and Incentive Plan as amended (incorporated by reference to Exhibit 10.2(p) to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             Exhibit No.            Description
             -----------            -----------
             10.2(q)       Relocation Agreement for Shane Fleming dated December 11, 2005 (incorporated by reference to Exhibit 10.3 to Cytec's annual report on Form 10-K for the year ended December 31, 2005).

             10.2(r)       Restricted Stock Award Agreement for James P. Cronin dated March 1, 2005 (incorporated by reference to Exhibit 10.4 to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             10.2(s)       Restricted Stock Award Agreement for William N. Avrin dated March 1, 2005 (incorporated by reference to Exhibit 10.5 to Cytec's annual report on Form 10-K for the year ended December 31,
                           2005).

             10.2(t)       Supplementary Pension for Collective Life Management Code for Cytec Surface Specialties
                           NV dated November 24, 2005 (incorporated by reference to Exhibit 10.8 to Cytec's annual report on Form 10-K for the year ended December 31, 2005).

             10.2(u)       Group Insurance Precautionary Plan for Cytec Surface Specialties NV dated August 8, 2005
                           (incorporated by reference to Exhibit 10.9 to Cytec's annual report on Form 10-K for the year ended
                           December 31, 2005).

             12            Computation of Ratio of Earnings to Fixed Charges.

             21            Subsidiaries of the Company.

             23            Consent of KPMG LLP.

             24(a-i)       Powers of Attorney of C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., B. C. Johnson, W. P. Powell,
                           T.W. Rabaut, J. R. Satrum, R. P. Sharpe and J. R. Stanley.

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


                                  CYTEC INDUSTRIES INC.
                                  (Registrant)



DATE:  February 28, 2007          By:  /s/ David Lilley
                                  --------------------------
                                     D. Lilley
                                     Chairman, President and
                                     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


DATE:  February 28, 2007      /s/ David Lilley
                              ----------------
                              D. Lilley
                              Chairman, President and Chief Executive Officer



DATE:  February 28, 2007      /S/ J. P. Cronin
                              ---------------------------------
                              J. P. Cronin, Executive Vice President,
                              Chief Financial and Accounting Officer


     *
     -----------------------------------
     C.A. Davis, Director

     *
     -----------------------------------
     A.G. Fernandes, Director

     *
     -----------------------------------
     L.L. Hoynes, Jr., Director
                                                    *By: /S/ R. Smith
                                                    -----------------
                                                    Attorney-in-Fact
     *
     -----------------------------------
     B. C. Johnson, Director

     *
     -----------------------------------
     W. P. Powell, Director

     *
     -----------------------------------
     T.W. Rabaut, Director

     *
     -----------------------------------
     J. R. Satrum, Director

     *
     -----------------------------------
     R. P. Sharpe, Director

     *
     -----------------------------------
     J. R. Stanley, Director

DATE: February 28, 2007

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2006, 2005 and 2004
                                  (in millions)

                                                        Additions or
                                                        (deductions)
                                                         charged or
                                   Balance               (credited)          Other additions            Balance
Description                       12/31/2005             to expenses         or (deductions)          12/31/2006
-----------                       ----------             -----------           -------------          ----------
Reserves deducted from related assets:
   Doubtful accounts
   receivable                           $   7.8               $   (0.8)               $  (1.9)  (1)      $    5.1
   Deferred tax asset
   valuation allowance                  $  23.2               $    9.6                $  (5.0)  (2)      $   27.8
Environmental accruals                  $ 102.9               $    0.5                $  (0.7)  (3)      $  102.7

(1) Principally bad debts written off, less recoveries and a reduction of $1.7 due to adoption of SAB 108.
(2) Primarily attributable to adjustments of acquired Surface Specialties deferred taxes and related valuation allowance.
(3) Environmental remediation spending of $4.8 offset by a favorable currency exchange of $4.1.


                                                        Additions or
                                                        (deductions)
                                                         charged or
                                   Balance               (credited)          Other additions            Balance
Description                       12/31/2004             to expenses         or (deductions)          12/31/2005
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

                                                       Additions or
                                                       (deductions)
                                                        charged or
                                   Balance              (credited)           Other additions           Balance
Description                       12/31/2003            to expenses          or (deductions)          12/31/2004
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

(1) Principally bad debts written off, less recoveries.
(2) Primarily attributable to U.S. state income tax net operating loss and credit carryforwards.
(3) Environmental remediation spending, net of $0.6 currency exchange.