Form 10-Q
period 2007-03-31
CYTEC INDUSTRIES INC/DE/
filed 2007-05-02
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007


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










Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|    Accelerated filer | |   Non-accelerated filer | |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes | | No |X|

There were 47,900,860 shares of common stock outstanding at April 25, 2007.


                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                                                                     Page
Part I - Financial Information

           Item 1.   Consolidated Financial Statements                                                                 3
                     Consolidated Statements of Income                                                                 3
                     Consolidated Balance Sheets                                                                       4
                     Consolidated Statements of Cash Flows                                                             5
                     Notes to Consolidated Financial Statements                                                        6
           Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                      18
           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                       23
           Item 4.   Controls and Procedures                                                                          23

Part II - Other Information

           Item 1.   Legal Proceedings                                                                                25
           Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity
                     Securities
                                                                                                                      25
           Item 4.   Other                                                                                            26
           Item 6.   Exhibits                                                                                         27

Signature                                                                                                             28
Exhibit Index                                                                                                         29

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)


                                                                                                          Three Months
                                                                                                              Ended
                                                                                                            March 31,
                                                                                                          2007   2006(1)
------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                                $863.6 $ 819.4
Manufacturing cost of sales                                                                               698.8   645.7
Selling and technical services                                                                             49.9    52.8
Research and process development                                                                           18.4    18.8
Administrative and general                                                                                 26.3    24.9
Amortization of acquisition intangibles                                                                     9.3     8.8
Gain on sale of assets held for sale                                                                       15.7       -
------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                                                   76.6    68.4
Other income (expense), net                                                                                 1.4    (0.8)
Equity in earnings of associated companies                                                                  0.3     0.8
Interest expense, net                                                                                      10.3    14.5
------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative effect of accounting change                                    68.0    53.9
Income tax provision                                                                                       16.3    14.6
------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change                                                     51.7    39.3
Cumulative effect of accounting change (net of income tax benefit of $0.7)                                    -    (1.2)
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                             $ 51.7 $  38.1

Basic earnings (loss) per common share:
Earnings before cumulative effect of accounting change                                                   $ 1.07 $  0.84
Cumulative effect of accounting change, net of taxes                                                          -   (0.03)
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                             $ 1.07 $  0.81

Diluted earnings (loss) per common share:
Earnings before cumulative effect of accounting change                                                   $ 1.05 $  0.82
Cumulative effect of accounting change, net of taxes                                                          -   (0.03)
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                                             $ 1.05 $  0.79

------------------------------------------------------------------------------------------------------------------------
Dividends per common share                                                                               $ 0.10 $  0.10
------------------------------------------------------------------------------------------------------------------------


(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                                               March 31,   December 31,
                                                                                                 2007         2006(1)
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                     $   19.0       $   23.6
  Trade accounts receivable, less allowance for doubtful accounts of
   $4.9 and $5.1 at March 31, 2007 and December 31, 2006, respectively                             571.8          510.3
  Other accounts receivable                                                                         61.8           81.5
  Inventories                                                                                      468.7          474.6
  Deferred income taxes                                                                              8.0            9.2
  Other current assets                                                                              22.1           15.4
  Assets held for sale                                                                              14.3           38.8
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             1,165.7        1,153.4
------------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                                  23.9           23.3

Plants, equipment and facilities, at cost                                                        1,913.1        1,895.5
     Less: accumulated depreciation                                                               (918.9)        (897.0)
------------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                                        994.2          998.5
------------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
 $102.5 and $92.1 at March 31, 2007 and December 31, 2006, respectively                            481.3          486.1
Goodwill                                                                                         1,049.4        1,042.5
Deferred income taxes                                                                               25.9           33.2
Other assets                                                                                        92.1           93.5
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                    $3,832.5       $3,830.5
------------------------------------------------------------------------------------------------------------------------

Liabilities
Current liabilities
  Accounts payable                                                                              $  323.8       $  298.8
  Short-term borrowings                                                                             42.7           41.8
  Current maturities of long-term debt                                                               1.5            1.4
  Accrued expenses                                                                                 177.0          203.8
  Income taxes payable                                                                              12.1           39.3
  Deferred income taxes                                                                             10.2            2.0
  Liabilities held for sale                                                                          3.4           16.3
------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                     570.7          603.4
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                     856.7          900.4
Pension and other postretirement benefit liabilities                                               346.6          371.1
Other noncurrent liabilities                                                                       291.0          273.6
Deferred income taxes                                                                              109.0          105.3

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
issued 48,132,640 shares                                                                             0.5            0.5
Additional paid-in capital                                                                         267.0          258.5
Retained earnings                                                                                1,386.8        1,339.6
Accumulated other comprehensive income (loss)                                                       19.2           (5.7)
Treasury stock, at cost, 333,344 shares in 2007 and 510,006 shares in 2006                         (15.0)         (16.2)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                       1,658.5        1,576.7
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                      $3,832.5       $3,830.5
------------------------------------------------------------------------------------------------------------------------

(1) Balances at December 31, 2006 have been restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                                                   Three Months Ended
                                                                                                       March 31,
------------------------------------------------------------------------------------------------------------------------
                                                                                                   2007          2006(1)
------------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings                                                                                    $  51.7        $   38.1
Noncash items included in net earnings:
  Depreciation                                                                                     25.1            27.9
  Amortization                                                                                     11.6            10.9
  Share-based compensation                                                                          3.1             2.9
  Deferred income taxes                                                                             9.2            (0.7)
  Gain on sale of assets                                                                          (15.7)              -
  Cumulative effect of accounting change, net of taxes                                                -             1.2
  Other                                                                                            (0.2)            3.1
Changes in operating assets and liabilities:
  Trade accounts receivable                                                                       (59.9)          (19.1)
  Other receivables                                                                                13.6            (7.5)
  Inventories                                                                                       6.8           (13.2)
  Other assets                                                                                     (7.6)           (4.3)
  Accounts payable                                                                                 23.0             9.4
  Accrued expenses                                                                                (20.5)          (28.5)
  Income taxes payable                                                                             (8.1)           (1.9)
  Other liabilities                                                                                (7.9)            2.6
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          24.2            20.9
------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities
  Acquisition of business, net of cash received                                                       -            (0.5)
  Additions to plants, equipment and facilities                                                   (14.8)          (16.3)
  Proceeds received on sale of assets                                                              27.1               -
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                12.3           (16.8)
------------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from long-term debt                                                                    101.6            23.0
  Payments on long-term debt                                                                     (145.1)          (75.3)
  Change in short-term borrowings                                                                   0.3            (1.0)
  Cash dividends                                                                                   (4.8)           (4.7)
  Proceeds from the exercise of stock options and warrants                                         13.7            26.4
  Purchase of treasury stock                                                                       (9.7)              -
  Excess tax benefits from share-based payment arrangements                                         2.6             6.4
  Other                                                                                            (0.4)           (0.6)
------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                             (41.8)          (25.8)
------------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                        0.7             0.9
------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                              (4.6)          (20.8)
Cash and cash equivalents, beginning of period                                                     23.6            68.6
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                        $  19.0        $   47.8
------------------------------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.


See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2006 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company", "Cytec", "we", "us" and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.


2. DEFERRED PLANNED MAINTAINANCE COSTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP"). This FSP prohibits accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the "accrue-in-advance" methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. We adopted the FSP as of January 1, 2007 and restated our prior consolidated financial statements accordingly. Prior to adoption, we utilized the accrue-in-advance method for incremental costs to be incurred for the planned major maintenance activities which related to our Building Block Chemicals segment. We adopted the deferral method to account for maintenance expenses incurred for scheduled maintenance activities, which are amortized evenly until the next scheduled activities. The impact to our consolidated results of operations was a $0.3 increase in net earnings for the year ended December 31, 2006, and a $0.1 increase in net earnings for the three months ended March 31, 2006. As a result of these immaterial changes, 2006 earnings per share for these periods is unchanged. The impact to our consolidated financial position was an increase in retained earnings of $6.6 as of December 31, 2006, as a result of an increase in other assets for $2.3 for the addition of prior unamortized deferred charges and a decrease in accrued expenses of $8.5, as well as adjustments of deferred taxes for these respective items. There was no impact to our 2006 net cash provided by operating activities in our consolidated statement of cash flows.

3. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still in the process of reviewing the impact of adopting this statement. However, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

4. DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product line to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, R&D and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We will continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long term supply agreements. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated fair value. Certain assets at various subsidiaries in Asia/Pacific and Latin America are expected to close in the second and third quarters of 2007 as the last phase.

The timing of the flow of funds is as follows: approximately $208.0 was received in October 2006 for the first closing, and approximately $21.0 was received for the second closing in January 2007. We also received approximately $6.0 in February 2007 for a working capital adjustment from the first phase closing per the terms of the contract. An estimated $10.0 is expected upon the completion of the transfer of the assets at the various subsidiaries, bringing estimated total proceeds to $245.0. The remaining subsidiary net asset closings are subject to certain conditions and the amounts could change due to final working capital transferred. We recorded a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $15.7 ($15.3 after-tax) in the first quarter of 2007 from the phase two closing.

The assets and liabilities of our water treatment chemicals and acrylamide product lines included in the March 31, 2007 and December 31 , 2006 consolidated balance sheets are comprised of:

                                                                                              March 31,    December 31,
                                                                                                 2007           2006
             ------------------------------------------------------------------------------------------------------------
             Accounts receivable                                                             $       7.9   $         6.5
             Inventories                                                                             6.4             4.3
             Property, plant and equipment                                                             -            26.6
             Other assets                                                                              -             1.4
             ------------------------------------------------------------------------------------------------------------
             Assets held for sale                                                            $      14.3   $        38.8
             ------------------------------------------------------------------------------------------------------------
             Accounts payable                                                                $         -   $         3.4
             Accrued liabilities                                                                     3.4            12.7
             Other noncurrent liabilities                                                              -             0.2
             ------------------------------------------------------------------------------------------------------------
             Liabilities held for sale                                                       $       3.4   $        16.3
             ------------------------------------------------------------------------------------------------------------


5. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management's view of its businesses.

For the three months ended March 31, 2007, we recorded a net restructuring charge of $0.8, primarily related to the 2006 decision of the shut down of our manufacturing facility in Dijon, France, for costs that were not accruable in prior periods. We expect to incur some additional restructuring costs in 2007 that primarily relate to personnel and site closure costs that were not accruable in 2006 as well as some potential site remediation costs. In 2006, based on forecasted cash flow information, we determined that the manufacturing facility in Dijon and related intangible assets were impaired. This facility manufactured solvent-borne alkyd and solvent-borne acrylic based resins in our Cytec Surface Specialties ("CSS") segment. We have moved production of some of the more profitable products manufactured at Dijon to other facilities and ceased production of the remainder. The restructuring for the three months ended March 31, 2007 was charged as follows: manufacturing cost of sales $0.7, and administrative and general $0.1.

In 2006, we recorded severance of $19.5 including $8.4 related to the shut down of the manufacturing facility in Dijon, $6.4 for the restructuring of our Botlek, Netherlands facility, and $4.7 for other restructuring initiatives. As of December 31, 2006, the reserve balance related to severance for the 2006 restructuring initiatives was $13.5 after cash payments of $6.4 and currency translation adjustments. Also in 2006, we recorded an impairment charge of $29.3, of which $13.8 was related to the Botlek facility for the impairment of fixed assets related to our Polymer Additives product line in our Performance Chemicals segment and $15.5 for the impairment of our manufacturing facility and related intangible assets in Dijon. In addition, we recorded a restructuring charge of $2.3 for other costs related to the Botlek facility.

2005 restructuring initiatives included aggregate charges of $16.8 related to both Cytec Engineered Materials and Cytec Specialty Chemicals segments. As of March 31, 2007, the reserve balance related to 2005 restructuring initiatives was $0.7.

A summary of the restructuring activity is outlined in the table below:

                                                                          2005             2006
                                                                     Restructuring    Restructuring
                                                                       Severance        Severance        Total
---------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2006                                                            $1.4            $13.5      $14.9
---------------------------------------------------------------------------------------------------------------
2007 charges                                                                     -              0.8        0.8
Cash payments                                                                 (0.7)            (1.8)      (2.5)
Currency translation adjustments                                                 -              0.2        0.2
---------------------------------------------------------------------------------------------------------------
Balance
 March 31, 2007                                                               $0.7            $12.7      $13.4
---------------------------------------------------------------------------------------------------------------

Cash payments related to the above restructurings are expected to be completed in 2007, except for certain long-term severance payments.

6. SHARE-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As a result of the adoption of SFAS 123R, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $3.1 and $2.6 for the three months ended March 31, 2007 and 2006, respectively. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.6 and a non-cash credit of $0.4 for cash-settled SARS (as a result of the new requirement to record expense at fair value) and non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net charge of $1.2, net of a tax benefit of $0.7. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.03 per share for the three months ended March 31, 2006.

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The assumptions for the quarters ended March 31, 2007 and 2006 are noted in the following table:

                                                                                      2007        2006
           -------------------------------------------------------------------------------------------
           Expected life (years)                                                      6.2         5.7
           Expected volatility                                                       27.2%       37.6%
           Expected dividend yield                                                   0.69%       0.81%
           Range of risk-free interest rate                                    4.8% - 5.2% 4.4% - 4.7%
           Weighted-average fair value per option                             $     19.50 $     18.86
           -------------------------------------------------------------------------------------------


The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The decrease in our expected volatility from 2006 represents a change in methodology used to calculate the expected volatility. Prior to 2007, our expected volatility was based on a weighted average of the implied volatility and the mean reversion volatility (represents the annualized volatility of the stock prices over our entire stock history) of our stock with weighting of 10% and 90%, respectively. In 2007, we changed the methodology to a weighted average of the implied volatility and most recent 6.2 years (which represents the most recent expected life of the options/stock-SARS) volatility with weighting of 50% each. We feel that the revised methodology is more representative of the market's expectation of our volatility, based on recent trends and mature industries in which we participate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2007, there are approximately 5,200,000 shares reserved for issuance under the 1993 Plan.

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS with an exercise price at 100% of the market price on the date the grant. Options and stock-settled SARS are generally exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2007 is presented below.

                                                                                                       Weighted
                                                                                                        Average
                                                                                         Weighted      Remaining
                                                                                         Average       Contractual  Aggregate
                  Options and Stock-Settled                           Number of          Exercise         Life      Intrinsic
                        SARS Activity:                                   Units            Price          (Years)      Value
---------------------------------------------------------------------------------------------------------------------------
                                Outstanding at January 1, 2007          4,339,920         $   35.00
                                                       Granted            572,506             58.22
                                                     Exercised           (367,313)            38.27
                                                     Forfeited            (41,939)            43.60
                                 Outstanding at March 31, 2007          4,503,174         $   37.60         5.1    $  83.9
---------------------------------------------------------------------------------------------------------------------------
                                 Exercisable at March 31, 2007          3,352,271         $   32.15         3.9    $  80.8
---------------------------------------------------------------------------------------------------------------------------

                                                                                           Weighted
                                                                                            Average
                                                                                             Grant
                 Nonvested Options and Stock                          Number of            Date Fair
                        -Settled SARS:                                   Units               Value
-------------------------------------------------------------------------------------------------------
                                  Nonvested at January 1, 2007           1,088,466        $      18.24
                                                       Granted             572,506               19.50
                                                        Vested            (496,114)              17.79
                                                     Forfeited             (13,955)              18.66
-------------------------------------------------------------------------------------------------------
                                   Nonvested at March 31, 2007           1,150,903        $      19.06
-------------------------------------------------------------------------------------------------------


During the three months ended March 31, 2007, we granted 572,506 shares of stock-settled SARS and stock options. We did not grant any stock-settled SARS before 2006. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the three months ended March 31, 2007 and 2006 was $19.50 and $18.86 per share, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2007 and 2006 was $7.6 and $17.2, respectively. Treasury shares have been utilized for stock option exercises. The total fair value of stock options vested during the three months ended March 31, 2007 and 2006 was $8.8 and $8.4, respectively.

As of March 31, 2007, there was $16.1 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.8 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of March 31, 2007 and 2006 was approximately $0.5 and $0.3, respectively.

Cash received (for stock options only) and the tax benefit realized from stock options and stock-settled SARS exercised were $13.7 and $2.7 for the three months ended March 31, 2007 and $26.4 and $6.4 for the three months ended March 31, 2006, respectively. Cash used to settle cash-settled SARS was $0.3 and $0.2 for the three months ended March 31, 2007 and 2006, respectively. The liability related to our cash-settled SARS was $4.0 at March 31, 2007.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance shares awarded in 2004 and 2005 relate to the 2006 and 2007 performance periods, respectively. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended March 31, 2007 and 2006 was $0.1 and $0.3, respectively.

Upon adoption of SFAS 123R, we calculated our additional paid-in capital pool ("APIC Pool") to be $41.4. Exercises of stock options and stock-settled SARS since the adoption increased the APIC Pool to $54.6 at March 31, 2007.


7. EARNINGS PER SHARE (EPS)

Basic earnings per common share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed for the three months ended March 31, 2007 by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and the amount of income taxes that would be credited to or deducted from capital upon exercise. For the quarter ended March 31, 2007, all per share calculations are performed using the same denominator utilized in calculating earnings per share.

The following shows the reconciliation of weighted-average shares:

                                                                                                    Three Months Ended
                                                                                                         March 31,
                 --------------------------------------------------------------------------------------------------------
                                                                                                     2007        2006
                 --------------------------------------------------------------------------------------------------------

                 Weighted-average shares outstanding:                                             48,135,232  46,913,744
                 Effect of dilutive shares:
                     Options/Stock-settled SARS                                                    1,048,987   1,079,620
                     Performance/Non-vested Stock                                                     22,763      67,986
                 --------------------------------------------------------------------------------------------------------
                 Adjusted average shares outstanding                                              49,206,982  48,061,350
                 --------------------------------------------------------------------------------------------------------

Outstanding stock options to purchase 38,068 and 45,666 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 537,938 and 643,300 of outstanding stock-settled SARS for the three months ended March 31, 2007 and 2006, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

8. INVENTORIES

Inventories consisted of the following:

                                                                                           March 31,       December 31,
                                                                                             2007              2006
                  -------------------------------------------------------------------------------------------------------
                  Finished goods                                                        $         306.2  $         333.4
                  Work in process                                                                  41.7             26.4
                  Raw materials & supplies                                                        120.8            114.8
                  -------------------------------------------------------------------------------------------------------
                  Total inventories                                                     $         468.7  $         474.6
                  -------------------------------------------------------------------------------------------------------


9. DEBT

Long-term debt, including the current portion, consisted of the following:

                                                                     March 31, 2007         December 31, 2006
-----------------------------------------------------------------------------------------------------------------
                                                                               Carrying                Carrying
                                                                    Face        Value        Face       Value
-----------------------------------------------------------------------------------------------------------------
Five-Year Term Loan Due February 15, 2010                       $          - $         - $      52.6  $     52.6
Five-Year Revolving Credit Line Due February 15, 2010                   50.7        50.7        42.0        42.0
6.75% Notes Due March 15, 2008                                         100.0        99.5       100.0        99.3
5.5% Notes Due October 1, 2010                                         250.0       249.7       250.0       249.7
4.6% Notes Due July 1, 2013                                            200.0       201.4       200.0       201.5
6.0% Notes Due October 1, 2015                                         250.0       249.4       250.0       249.4
Other                                                                    7.5         7.5         7.3         7.3
-----------------------------------------------------------------------------------------------------------------
                                                                $      858.2       858.2 $     901.9       901.8
Less: Current maturities                                                 1.5         1.5         1.4         1.4
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                  $      856.7       856.7 $     900.5       900.4
-----------------------------------------------------------------------------------------------------------------

During the three months ended March 31, 2007, we repaid the $52.6 outstanding balance at December 2006 under the five-year term loan and terminated this facility. Borrowings against the $350.0 unsecured five-year revolving credit agreement facility totaled $50.7 at March 31, 2007. This facility contains covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt was 5.05% and 4.64% for the three months ended March 31, 2007 and 2006, respectively. The weighted-average interest rate on short-term borrowing outstanding as of March 31, 2007 and 2006 was 4.62% and 4.43%, respectively.

10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2007 and December 31, 2006, the aggregate environmental related accruals were $102.9 and $102.7, respectively. As of March 31, 2007 and December 31, 2006, $7.4 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2007 and 2006 was $0.8 and $0.7, respectively.

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

A further discussion of environmental matters can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

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

As a result of the findings from the 2006 AON study, we recorded an increase of $9.0 in September 2006 to our self insured and insured contingent liabilities for pending and anticipated probable future claims and recorded a higher receivable for probable insurance recoveries for past, pending and future claims of $6.8. The reserve increase is attributable to higher settlement values which more than offset a decrease in number of claimants. The increase in the receivable is a result of the higher gross liability plus an increase in overall projected insurance recovery rates.

As of March 31, 2007 and December 31, 2006, the aggregate self-insured and insured contingent liability was $70.0 and $72.4, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $40.8 at March 31, 2007 and $40.9 at December 31, 2006. The asbestos liability included in the above amounts at March 31, 2007 and December 31, 2006 was $54.3 and $54.6, respectively, and the insurance receivable related to the liability as well as claims for past payments was $38.2 at March 31, 2007 and $38.1 at December 31, 2006. We anticipate receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

                                                                          Three Months
                                                                             Ended            Year Ended
                                                                           March 31,         December 31,
                                                                             2007                2006
                                                                      -------------------- -----------------
   Number of claimants at beginning of period                                       8,600            22,200
   Number of claimants associated with claims closed during period                   (100)          (15,800)
   Number of claimants associated with claims opened during period                      -             2,200
                                                                      -------------------- -----------------
   Number of claimants at end of period                                             8,500             8,600
   ---------------------------------------------------------------------------------------------------------

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

At March 31, 2007, we are among several defendants in approximately 70 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including: funds for the cost of monitoring; detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. We settled this case for an immaterial amount. Although we are a defendant in approximately 30 similar cases in Wisconsin and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. Accordingly, we do not believe that our liability, if any, in such cases will be material, either individually or in the aggregate and no loss contingency has been recorded.

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

We commenced binding arbitration proceedings against SNF SA ("SNF") in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected (euro)12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract, which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for (euro)54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We have appealed that decision to the Belgium Court of Appeals, which will review the matter on a de novo basis. The Belgium decision should not affect the enforceability of the award in France.

While it is not feasible to predict the outcome of all pending environmental matters, lawsuits and claims, it is reasonably possible that there will be a necessity for future provisions for costs for environmental matters and for other contingent liabilities that we believe will not have a material adverse effect on our consolidated financial position, but could be material to our consolidated results of operations or cash flows in any one accounting period. We cannot estimate any additional amount of loss or range of loss in excess of the recorded amounts. Moreover, many of these liabilities are paid over an extended period, and the timing of such payments cannot be predicted with any certainty.

From time to time, we are also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies related to these matters, if any, are recorded when they are realized.

A further discussion of other contingencies can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2006 are set forth in Note 13 of the Notes to Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, are as follows:

                                                                                                Three Months Ended
                                                                                                    March 31,
  -------------------------------------------------------------------------------------------------------------------
                                                                                                2007         2006(1)
  -------------------------------------------------------------------------------------------------------------------

  Net earnings                                                                                $     51.7     $  38.1
  Other comprehensive income (loss):
   Accumulated pension liability                                                                    15.7 (2)       -
   Unrealized gains on cash flow hedges                                                             10.7         0.7
   Foreign currency translation adjustments                                                         (1.5)(3)    13.8
  -------------------------------------------------------------------------------------------------------------------
  Comprehensive income                                                                        $     76.6     $  52.6
  -------------------------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.
(2) Includes amortization, impacts of a curtailment and remeasurement related to certain U.S. plans, and a settlement in the Netherlands related to the sale of the water treatment and acrylamide product lines. For further details see Note 17 to the Consolidated Financial Statements.
(3) Includes the impact of recognizing $13.8 in net earnings as a component of the gain on sale of the water treatment and acrylamide product lines.

12. INCOME TAXES

The effective rate for the three months ended March 31, 2007 was a tax provision of 24% ($16.3) compared to 27% ($14.6) for the three months ended March 31, 2006. For the first three months ended March 31, 2007, the rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding these items and accrued interest on unrecognized tax benefits in accordance with FIN 48 as described below, the underlying estimated annual effective tax rate for the three months ended March 31, 2007 was 29.4%, with a normalized effective rate of 29.8% including such interest.

For the three months ended March 31, 2006, the rate was favorably impacted by the growth of earnings in lower tax jurisdictions offset to a lesser extent by the December 31, 2005 expiration of the U.S. research and development tax credit for that period.

In 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($13.8). We unsuccessfully contested this assessment before a Norwegian tribunal in 2006 and filed an appeal in response to this adverse decision during the first quarter of 2007.

In the event the Norwegian authorities ultimately prevail in their assessment, approximately 22.0 Norwegian krone ($3.6) of tax related to this matter will be remitted in subsequently filed tax returns beginning with the 2005 taxable period in accordance with Norwegian law. As a result, we remitted 4.4 Norwegian krone ($0.7) of additional tax in 2006 for the 2005 taxable period related to this dispute. Accordingly, the accrued balance at March 31, 2007 for this contingency was 24.7 Norwegian krone ($4.1), which represents our remaining liability (including interest) regarding this matter in the event we ultimately accept the Norwegian's court decision as final. We also expect to pay 2.8 Norwegian krone ($0.5) during 2007 for this issue related to the 2006 taxable period.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48,we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 decrease in the liability for unrecognized tax benefits. This decrease in liability resulted in an increase to the January 1, 2007 retained earnings balance in the amount of $0.3. In addition, as of January 1, 2007, we reclassified $19.3 of unrecognized tax benefits from current taxes payable to non-current taxes payable, which is included in other non-current liabilities on the balance sheet. The amount of unrecognized tax benefits at January 1, 2007 is $25.6 (gross) of which $18.9 would impact our effective tax rate, if recognized. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of January 1, 2007, we had recorded a liability of approximately $2.4 for the payment of interest and accrued an additional $0.3 for interest during the first quarter of 2007.

The Internal Revenue Service (the "IRS") has completed and closed its audits of our tax returns through 2003. In May, 2006, we received notice that the Internal Revenue Service approved the final settlement with respect to a federal income tax audit for the 2002 and 2003 calendar years. The IRS will likely commence the audit of our tax returns for the years 2004 and 2005 in the second quarter of 2007.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination and administrative appeals.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Austria (2005 onward), Belgium (2004 onward), Germany (2005 onward), Netherlands (2005 onward), Canada (2001 onward), UK (2005 onward), Italy (2005 onward), China (2003 onward), and Norway (1999 onward). We are currently under examination in several of these jurisdictions.

13. OTHER FINANCIAL INFORMATION

On February 1, 2007 the Board of Directors declared a $0.10 per common share cash dividend, paid on February 26, 2007 to shareholders of record as of February 12, 2007. Cash dividends paid in the first quarter of 2007 and 2006 were $4.8 and $4.7, respectively. On April 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on May 25, 2007 to shareholders of record as of May 10, 2007.

Taxes paid for the three months ended March 31, 2007 and 2006 were $14.7 and $15.2, respectively. Interest paid for the three months ended March 31, 2007 and 2006 was $9.6 and $13.9, respectively. Interest income for the three months ended March 31, 2007 and 2006 was $0.8 and $0.6, respectively.

UCB SA ("UCB") was considered a related party during the year ended December 31, 2006 since it then owned more than 10% of Cytec's outstanding common stock. UCB announced in March 2007 that it had sold all of its Cytec shares and as a result, UCB is no longer a related party. At December 31, 2006, $2.4 was owed from UCB which is included in other receivables on the accompanying 2006 consolidated balance sheet. The balance represents amounts to be received from UCB for certain pre-acquisition tax liabilities which we have paid or will pay as a result of our acquisition of Surface Specialties.

14. SEGMENT INFORMATION

Summarized segment information for our four segments for the three months ended March 31 is as follows:

                                                                                                  2007        2006(1)
------------------------------------------------------------------------------------------------------------------------
Net Sales:
Cytec Performance Chemicals
  Sales to external customers                                                                 $     179.1 $       225.9
  Intersegment sales                                                                                  1.8           1.8
Cytec Surface Specialties                                                                           404.5         374.0
Cytec Engineered Materials                                                                          163.4         139.0
Building Block Chemicals
  Sales to external customers                                                                       116.6          80.5
  Intersegment sales                                                                                  9.5          23.1
------------------------------------------------------------------------------------------------------------------------
Net sales from segments                                                                             874.9         844.3
Elimination of intersegment revenue                                                                 (11.3)        (24.9)
------------------------------------------------------------------------------------------------------------------------
Total consolidated net sales                                                                  $     863.6 $       819.4
------------------------------------------------------------------------------------------------------------------------


                                                                                                % of             % of
                                                                                               Sales            Sales
-----------------------------------------------------------------------------------------------------------------------
 Earnings from operations:
 Cytec Performance Chemicals                                                        $    13.0     7  % $  17.9     8  %
 Cytec Surface Specialties                                                               15.7     4  %    29.4     8  %
 Cytec Engineered Materials                                                              32.6    20  %    23.9    17  %
 Building Block Chemicals                                                                 2.6     2  %    (0.1)    0  %
                                                                                    ----------        ---------

 Earnings from segments                                                                  63.9     7  %    71.1     9  %
 Corporate and Unallocated                                                               12.7    (2)      (2.7)
                                                                                    ----------        ---------
 Total earnings from operations                                                     $    76.6     9  % $  68.4     8  %
-----------------------------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.
(2) Includes pre-tax gain of $15.7 related to the second phase of the sale of our water treatment and acrylamide product lines.

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

                                                                      Cytec       Cytec      Cytec
                                                                    Performance  Surface    Engineered
                                                                     Chemicals  Specialties Materials  Corporate  Total
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                                         $      88.2 $     712.4 $    241.2 $    0.7 $1,042.5
     Currency exchange                                                     0.2         6.7          -        -      6.9
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2007                                            $      88.4 $     719.1 $    241.2 $    0.7 $1,049.4
------------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated
                                     Weighted   Gross carrying value          amortization          Net carrying value
                                     -average ---------------------------------------------------------------------------
                                       Useful
                                         Life  March 31,  December 31,    March 31,  December 31,  March 31, December 31,
                                      (years)    2007        2006          2007         2006         2007        2006
-------------------------------------------------------------------------------------------------------------------------
Technology-based                        15.2  $    54.3  $       53.9  $     (20.1) $      (19.1) $    34.2  $      34.8
Marketing-related                  less than
                                          2.0       1.9           1.9         (1.4)         (1.2)       0.5          0.7
Marketing-related                       15.8       62.8          62.3        (16.5)        (15.0)      46.3         47.3
Marketing-related                       40.0       44.2          43.6         (0.8)         (0.5)      43.4         43.1
Customer-related                        15.0      420.6         416.5        (63.7)        (56.3)     356.9        360.2
-------------------------------------------------------------------------------------------------------------------------
Total                                         $   583.8  $      578.2  $    (102.5) $      (92.1) $   481.3  $     486.1
-------------------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the three months ended March 31, 2007 and 2006 was $9.3 and $8.8, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal year 2007 is $36.8, for the years 2008 through 2009 is $36.1 per year, and for the years 2010 through 2011 is $36.0 per year.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At March 31, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2007, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $112.6. Of this total, $107.2 was attributed to the net exposure in forward selling of U. S. dollars. The remaining $5.4 was the net exposure in forward buying of Euros, translated into
U. S. dollar equivalent amount. The favorable fair value of currency contracts, based on forward exchange rates at March 31, 2007, was $1.2 (unfavorable fair value at December 31, 2006 of $1.3).

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to adjust the amount of the net investment hedge. At March 31, 2007, we had designated forward contracts to purchase (euro)58.0.

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Notes due October 1, 2010 and 10-Year Notes due October 1, 2015. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. At March 31, 2007, the unfavorable fair values of the five and ten year swaps were $17.1 and $15.7, respectively, and at December 31, 2006, the unfavorable fair values of the five and ten year swaps were $16.9 and $16.4, respectively.

Commodity Hedging Activities

At March 31, 2007, we held natural gas swaps with an unfavorable fair value of $0.2, net of taxes, which will be reclassified into Manufacturing Cost of Sales through December 2007 as these swaps are settled.

For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                                                               Pension Plans        Postretirement Plans
                                                                         -------------------------  ---------------------

                                                                                   Three Months Ended March 31,
    ---------------------------------------------------------------------------------------------------------------------
                                                                            2007          2006       2007        2006
    ---------------------------------------------------------------------------------------------------------------------
    Service cost                                                         $       5.1   $      6.0  $     0.3  $      0.3
    Interest cost                                                               11.4         10.6        3.6         3.4
    Expected return on plan assets                                             (10.8)       (10.5)      (1.2)       (1.2)
    Net amortization and deferral                                                4.0          3.4       (2.6)       (2.3)
    Curtailments/Settlements (1)                                                 3.3            -          -           -
    ---------------------------------------------------------------------------------  ----------- ---------- -----------
    Net periodic cost                                                    $      13.0   $      9.5  $     0.1  $      0.2
    ---------------------------------------------------------------------------------------------------------------------

(1) Primarily represents a settlement charge related to the transfer of plan assets and liabilities in the Netherlands related to the sale of the water treatment and acrylamide product lines, which was charged against the gain on sale.

We disclosed in our 2006 Annual Report on Form 10-K that we expected to contribute $36.4 and $13.4, respectively, to our pension and postretirement plans in 2007. Through March 31, 2007, $8.7 and $3.8 in contributions were made, respectively.

In March 2007 we announced a change to certain of our U.S. pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was recorded in the first quarter of 2007, which resulted in a decrease in our pension liabilities of $13.4, with a corresponding increase in accumulated other comprehensive income of $8.2 and an adjustment to deferred taxes of $5.2. The curtailment had an immaterial effect on our consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") and accordingly, the liabilities and assets for the affected plans have been remeasured as of March 31, 2007. The remeasurement resulted in a decrease to pension liabilities of approximately $6.1, a corresponding increase of $3.7 in accumulated other comprehensive income, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and a slightly better than expected returns on plan assets for the three months ended March 31, 2007.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2007 and 2006 were $5.0 and $4.4, respectively.

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

Raw material cost changes year on year and selling price changes are an important factor in profitability especially in years of high volatility. Global oil and natural gas costs in certain countries are highly volatile and many of our raw materials are derived from these two commodities. Discussion of the year to year impact of raw materials, energy costs changes, and our ability to recover these increases through higher selling prices is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of our raw materials which have contributed to increased costs for some of these raw materials.

Quarter Ended March 31, 2007 Compared With Quarter Ended March 31, 2006

Consolidated Results

Net sales for the first quarter of 2007 were $863.6 compared with $819.4 for the first quarter of 2006. Overall, sales were up 5% with volume growth up 6%, price increases of 4%, and changes in exchange rates adding 3%, which more than offset the 8% reduction in sales due to the divestiture of the water treatment and acrylamide product lines in October 2006. Cytec Performance Chemicals experienced a net decrease in sales primarily due to this divestiture of the water treatment business. Cytec Surface Specialties experienced a net increase in sales primarily due to higher selling prices and the favorable impact of exchange rate changes, partially offset by lower selling volumes. Cytec Engineered Materials sales increase was principally selling volume related, as sales increased in the large commercial transport, launch vehicles, and rotorcraft sectors. Building Block Chemicals sales increased from both higher selling volumes and higher selling prices.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $698.8, or 80.9% of sales in the first quarter of 2007, compared with $645.7 or 78.8% of sales in the first quarter of 2006. The increase in manufacturing cost as a percent of sales is principally due to high cost inventory in Specialty Chemicals not recovered through selling price increases and an unfavorable product mix in the Surface Specialties segment. Partially offsetting this was improved manufacturing cost as a percent of sales in the Engineered Materials segment due to higher sales and production volumes reducing the fixed cost per unit. Most of the overall increase in cost was associated with higher selling volumes, higher raw materials and energy costs, and exchange rates partially offset by lower costs due to the divestiture of the water treatment and acrylamide product lines. Raw material and energy costs increased $30.4. The first quarter of 2007 includes a net restructuring charge of $0.7 while the first quarter of 2006 includes a net restructuring credit of $0.6. See Note 5 to the consolidated financial statements for additional detail.

Selling and technical services was $49.9 in the first quarter of 2007 versus $52.8 in the first quarter of 2006. Research and process development was $18.4 versus $18.8 in the prior year. Administrative and general expenses were $26.3 versus $24.9 in the prior year. The decreases in selling and technical as well as research are primarily due to the divesture of the water treatment and acrylamide product lines partially offset by increased spending in Cytec Engineered Materials and exchange rate changes. Administrative and general expenses are higher with the majority due to changes in exchange rates. The first quarter of 2006 includes a net restructuring charge of $0.3, $0.6 and $0.1 for selling and technical services, research and development and administrative and general expenses, respectively. See Note 5 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $9.3 in the first quarter of 2007 versus $8.8 in the first quarter of 2006 due to increases in Cytec Surface Specialties primarily due to higher exchange rates.

The gain on sale of assets of $15.7 is attributable to the phase two closing of the water treatment and acrylamide product lines. See Note 4 of the Consolidated Financial Statements for further information.

Other income (expense), net was income of $1.4 in the first quarter of 2007 compared with expense of $0.8 in the first quarter of 2006. Equity in earnings of associated companies was $0.3 versus $0.8 in the prior year.

Interest expense, net was $10.3 compared with $14.5 in the prior year. The decrease resulted primarily from lower outstanding debt balances due to the use of the net proceeds from sale of the water treatment and acrylamide product lines and a portion of cash flow generated by operations to repay debt.

Tax expense for first quarter 2007 was $16.3 or 24% on earnings before income taxes versus $14.6 or 27% for first quarter 2006. For the quarter ended March 31, 2007, the rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded on the second phase of the water treatment and acrylamide divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding these items and accrued interest on unrecognized tax benefits in accordance with FIN 48, the underlying estimated annual effective tax rate for the first quarter 2007 was 29.4%, with a normalized effective rate of 29.8% including such interest. This compares to 27% (normalized effective rate) in first quarter 2006.

Net earnings for 2007 were $51.7 ($1.05 per diluted share), an increase over the net earnings of $38.1 ($0.79 per diluted share) in 2006. Included in the first quarter of 2007 were a $15.3 after-tax gain on the sale of the water treatment and acrylamide product lines and a $0.8 after-tax charge for restructuring. Included in the first quarter of 2006 was a cumulative effect of accounting change charge of $1.2 net of tax, related to the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") and a net restructuring charge of $0.3 after-tax.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Cytec Performance Chemicals

                                                                                           % Change Due to
                                                                              Total  ---------------------------------------
                                                    2007           2006     % Change  Price  Volume/Mix Divestiture Currency
----------------------------------------------------------------------------------------------------------------------------
North America                                 $           64.8 $      90.1      -28%     1%        -9%        -20%       -
Latin America                                             29.8        33.9      -12%     4%       -14%         -1%      -1 %
Asia/Pacific                                              34.1        28.8       18%    -3%        20%          -        1%
Europe/Middle East/Africa                                 50.4        73.1      -31%     1%         3%        -38%       3%
                                              -----------------------------------------------------------------------------
Total                                         $          179.1 $     225.9      -21%     1%        -2%        -21%       1%
---------------------------------------------------------------------------------------------------------------------------

Overall sales decreased 21% primarily due the divestiture of the water treatment and acrylamide product lines in October 2006. Other selling volumes were down 2% and were offset by increased selling prices of 1% and exchange rate changes increasing sales 1%. Selling volumes were down in mining chemicals and phosphine chemicals due to order patterns and strong mining sales in the first quarter of 2006. Selling volumes were up in polymer additives primarily due to a strong demand for technologically differentiated products and new business. Regionally, selling volumes were down in North America (weak demand) and Latin America (mining chemicals' large mine fill in 2006) but were partially offset by strong growth in Asia/Pacific (principally mining chemicals). Selling prices were up in mining chemicals and basically flat in the other businesses.

Earnings from operations were $13.0, or 7% of sales, compared with $17.9, or 8% of sales, in 2006. The lower earnings are primarily a result of the lower sales volumes and loss of earnings from the divested water treatment chemical product line. Price increases of $1.3 were more than offset by higher raw material costs of $3.4.

Cytec Surface Specialties

                                                                                        % Change Due to
                                                                           Total --------------------------------
                                                  2007         2006       % Change   Price  Volume/Mix   Currency
-----------------------------------------------------------------------------------------------------------------
North America                                 $      85.5   $     99.3       -14%      3%      -17%            -
Latin America                                        16.2         14.4        13%      3%        9%            1%
Asia/Pacific                                         63.3         58.7         8%      7%        -             1%
Europe/Middle East/Africa                           239.5        201.7        19%      6%        3%           10%
                                              -------------------------------------------------------------------
Total                                         $     404.5   $    374.0         8%      5%       -3%            6%
-----------------------------------------------------------------------------------------------------------------


Overall sales were up 8%, primarily due to 5% higher selling prices which increased in all regions and 6% due to changes in exchange rates mostly in Europe partially offset by 3% overall lower selling volumes. The reduction in selling volumes was driven by a 17% reduction in North American volumes due to softening demand for wood, furniture, coil and architectural coatings in the region, a certain Radcure resin customer who decided to internally produce rather than purchase and reduced volume due to price competition. The volume reduction in North America was across all the major product lines and offset modest growth in Europe and Latin America. Prices were up primarily in liquid coating resins and powders coating resins and down slightly in Radcure resins.

Earnings from operations were $15.7, or 4% of sales, compared with $29.4, or 8% of sales, in 2006. The decreased earnings is primarily attributable to a $22.7 increase in raw material costs, which was not fully offset by the $19.2 increase in selling prices, lower selling volumes in North America and an unfavorable product mix of lower Radcure sales, and higher operating costs of $3.4 primarily due to changes in exchange rates in Europe.

Cytec Engineered Materials

                                                                                           % Change Due to
                                                                          Total  ----------------------------------
                                                   2007        2006     % Change   Price   Volume/Mix    Currency
-------------------------------------------------------------------------------------------------------------------
North America                                   $    100.4 $       84.8       18%       2%          16%          -
Latin America(1)                                       0.4          0.3        -        -            -           -
Asia/Pacific                                          12.1          8.3       46%       3%          43%          -
Europe/Middle East/Africa                             50.5         45.6       11%       2%           6%          3%
                                                -------------------------------------------------------------------
Total                                           $    163.4 $      139.0       18%       2%          15%          1%
-------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 18%, driven by selling volumes increasing 15% due to higher volumes in all regions primarily related to increased build-rates and new business in the large commercial transport, launch vehicles, and rotorcraft sectors. Selling prices were up approximately 2% across all regions except Latin America.

Earnings from operations were $32.6, or 20% of sales, compared with $23.9 or 17% of sales, in 2006. The impact from the increased selling volumes and higher selling prices of $2.8 were partially offset by increased raw material costs of $1.9, increased manufacturing cost related to the higher production volumes, and increased costs of $1.5 in research and development primarily related to our large commercial transport development initiatives.

Building Block Chemicals

                                                                                        % Change Due to
                                                                   Total --------------------------------------------
                                        2007      2006           % Change     Price   Volume/Mix Divestiture Currency
---------------------------------------------------------------------------------------------------------------------
North America                        $    56.2 $     44.2             27%        -2%       36%        -7%          -
Latin America(1)                           0.5        1.5            -66%         -         -          -           -
Asia/Pacific                               8.6        9.0             -4%        20%      -23%        -1%          -
Europe/Middle East/Africa                 51.3       25.8             98%        13%      132%       -47%          -
                                     --------------------------------------------------------------------------------
Total                                $   116.6 $     80.5             45%         5%       60%       -20%          -
---------------------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 45% primarily due to higher volumes despite the 20% reduction in sales due to the sale of the acrylamide product line in October 2006. Overall selling volumes were up 60% although 27% of this is due to sales of acrylonitrile to the purchaser of the divested acrylamide product line. Acrylonitrile is the key raw material used to make acrylamide and in conjunction with the divestiture, we entered into a long-term agreement to provide acrylonitrile to the purchaser. Increased melamine sales volume added 15% to sales as a result of increased capacity available following our takeover of the manufacturing plant in August 2006 which previously was a 50-50 production joint venture with a third party. On a regional basis, selling volumes were up in Europe principally for acrylonitrile due to tighter supply and the decision to sell additional volumes in Europe due to the higher margins for acrylonitrile compared to the market in Asia/Pacific. Selling volumes in North America increased primarily due to higher melamine sales. Overall selling prices were up 5% primarily in Europe and Asia/Pacific due to the aforementioned tighter supply and increasing feedstock costs.

Earnings from operations were $2.6, or 2% of sales, compared with a loss of $0.1 in 2006. The impact from the increased selling volumes and higher selling prices of $3.7 were partially offset by increased raw material costs of $2.6, unfavorable sales mix of lower acrylamide sales due to the divestiture versus higher acrylonitrile and melamine sales. Sales of acrylonitrile and melamine are less profitable than sales of acrylamide.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2007 our cash balance was $19.0 compared with $23.6 at year end
2006.

Cash flows provided by operating activities were $24.2 in 2007 compared with $20.9 in 2006. Trade accounts receivable increased $59.9 reflecting the increase in sales. Other receivables decreased $13.6 primarily due to payments received for items such as raw material rebates and value added taxes. Inventory decreased $6.8 primarily due to strong sales of Building Block Chemicals including sales delayed from the preceding quarter due to weather related problems. Accrued expenses decreased $20.5 primarily due to payments of $17.7 for incentive compensation and profit sharing payouts relating to prior year results, offset by an increase in accounts payable of $23.0 primarily reflecting the higher production levels in the quarter.

Cash flows provided by investing activities were $12.3 for 2007 compared with cash flows used in investing activities of $16.8 for 2006. This increase was primarily attributable to the proceeds of $27.1 related to the aforementioned divestiture. Capital spending for the first quarter was $14.8 although this is expected to trend higher as activity on capital expansion projects increase for the remainder of the year.

Net cash flows used by financing activities were $41.8 in 2007 compared with $25.8 in 2006. During the first quarter of 2007, we had net debt repayments of $43.5 and treasury stock repurchases of 170,000 shares for $9.7, which was partially offset by proceeds received on the exercise of stock options of $13.7.

Approximately $59.0 remained authorized under our stock buyback program as of March 31, 2007. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

At March 31, 2007, we have $299.3 of borrowing capacity unutilized under our $350.0 revolving credit facility.

On February 1, 2007 the Board of Directors declared a $0.10 per common share cash dividend, paid on February 26, 2007 to shareholders of record as of February 12, 2007. Cash dividends paid in the first quarter of 2007 and 2006 were $4.8 and $4.7, respectively. On April 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on May 25, 2007 to shareholders of record as of May 10, 2007.

During 2006, the Pension Protection Act of 2006 was enacted in the U.S. The principal changes under this legislation relate to the way assets and liabilities are valued to determine required pension contributions. This legislation also impacts the timing and manner of required contributions to under-funded pension plans. These changes could increase the funding requirements for our U.S. pension plans. Accordingly, the amounts we might contribute to these benefit plans in the future are subject to uncertainty. We believe we have adequate liquidity to fund any increased funding requirements of our U.S. pension plans that may occur due to the Pension Protection Act.

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

Excluding the impact of increasing raw materials, inflation is not considered significant since the rate of inflation has remained relatively low in recent years and investments in areas of the world where inflation poses a risk are limited. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in our 2006 Annual Report on Form 10-K.

There were no material changes in contractual obligations from December 31, 2006 to March 31, 2007. Reference is also made to Note 12 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $25.6 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2007 OUTLOOK

In our April 19, 2007 press release, which was also filed as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2007 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2007 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted FIN 48. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. See Note 12 of the Consolidated Financial Statements for additional details on the impact of adoption of FIN 48.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007 and incorporated by reference herein. Other 2007 financial instrument transactions include:

Commodity Price Risk: At March 31, 2007, we held natural gas swaps, including the gas swaps for Fortier plant, with a unfavorable fair value of $0.2, net of taxes, which will be reclassified into Manufacturing Cost of Sales through December 2007 as these swaps are settled and the inventory is sold.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.6 in the value of the swaps.

Interest Rate Risk: At March 31, 2007, our outstanding borrowings consisted of $42.7 of short-term borrowings and $858.2 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $858.2 and a fair value, based on dealer quoted values, of approximately $846.6.


Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2007, interest expense would increase/decrease by approximately $0.2 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At March 31, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2007, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $112.6. The favorable fair value of currency contracts, based on forward exchange rates at March 31, 2007, was approximately $1.2. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2007 would decrease by approximately $15.7. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany loans receivable we have with our subsidiaries. At March 31, 2007, the unfavorable fair values of the five and ten year swaps were $17.1 and $15.7, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $53.3 on the combined value of the cross-currency swaps.

Our euro denominated bank borrowings naturally hedge certain of our remaining euro denominated intercompany loans receivable and, further, provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into forward euro contracts to adjust the level of this net investment hedge. At March 31, 2007, we had forward contracts to purchase (euro)58.0 which were designated as a net investment hedge. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the euro exchange rate would cause an increase/decrease of approximately $7.7 in the value of these forward contracts.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

As of January 1, 2007, we began utilizing the aforementioned global systems for the acquired Surface Specialties entities in the United States and Canada. In conjunction with this implementation, the former U.S. legal entity for the Surface Specialty business was also merged with the Cytec Industries Inc. U.S. legal entity. We have reviewed the results of the merger and the concurrent systems implementation and have concluded that neither had a negative impact on our internal control over financial reporting.

There were no other changes in internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS (Currencies in millions, except per share amounts)

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

Material developments to legal proceedings described in our 2006 Annual Report on Form 10-K are set forth below.

The following table presents information about asbestos claims activity during the three months ended March 31, 2007:

                                                                                                   For the
                                                                                         Three Month Period Ended
                                                                                                  March 31,
                                                                                                    2007
               --------------------------------------------------------------------------------------------
               Number of claimants at beginning of period                                            8,600
               Number of claimants associated with claims closed during period                        (100)
               Number of claimants associated with claims opened during period                           -
               --------------------------------------------------------------------------------------------
               Number of claimants at end of period                                                  8,500
               --------------------------------------------------------------------------------------------

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

We commenced binding arbitration proceedings against SNF SA ("SNF"), in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July, 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected (euro)12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract, which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for (euro)54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We have appealed that decision to the Belgium Court of Appeals, which will review the matter on a de novo basis. The Belgium decision should not affect the enforceability of the award in France.

See also Note 10 of the Notes to the Consolidated Financial Statements herein.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the three months ended March 31, 2007, we repurchased common stock for $9.7 under our stock buyback program, which was suspended in October 2004 and reinstated in February 2007. Approximately $59.0 remained authorized under the buyback program as of March 31, 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

                                                                              Total Number of    Approximate Dollar Value
                                                                             Shares Purchased as  of Shares That May Yet Be
                                   Total Number of      Average Price Per     Part of Publicly           Purchased
             Period                Shares Purchased            Share          Announced Program      Under the Program
---------------------------------------------------------------------------------------------------------------------------
March 1, 2007 - March 31, 2007                170,000               $57.04              170,000  $                    59.0
---------------------------------------------------------------------------------------------------------------------------

Item 4.  OTHER

REGULATORY DEVELOPMENTS

The Registration, Evaluation and Authorization of Chemicals ("REACH") legislation becomes effective in the European Union on June 1, 2007. This legislation requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. Covered substances must be pre-registered by December 31, 2008. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. The European Commission is preparing technical guidance documents to facilitate the implementation of REACH, but this guidance is not expected to be available until the end of 2007. Currently, REACH is expected to take effect in three primary stages over eleven years following the final effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We do not expect to incur significant costs for REACH compliance in 2007. However, the overall cost of compliance over the next 10-15 years could be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products.

Item 6. EXHIBITS

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


                                          CYTEC INDUSTRIES INC.



                                          By: /s/ James P. Cronin
                                          ---------------------------------
                                          James P. Cronin
                                          Executive Vice President and
                                            Chief Financial Officer



May 2, 2007

Exhibit Index
-------------


12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2007 and 2006.

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