Form 10-Q
period 2007-06-30
CYTEC INDUSTRIES INC/DE/
filed 2007-08-01
CIK 912513

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

                  For the quarterly period ended June 30, 2007


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

Yes |_| No |X|

There were 47,989,664 shares of common stock outstanding at July 25, 2007.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents

                                                                                                      Page
Part I - Financial Information

        Item 1.         Consolidated Financial Statements                                                3
                        Consolidated Statements of Income                                                3
                        Consolidated Balance Sheets                                                      4
                        Consolidated Statements of Cash Flows                                            5
                        Notes to Consolidated Financial Statements                                       6
        Item 2.         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                           19
        Item 3.         Quantitative and Qualitative Disclosures About Market Risk                      26
        Item 4.         Controls and Procedures                                                         27

Part II - Other Information

        Item 1.         Legal Proceedings                                                               29
        Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer
                        Purchases of Equity Securities                                                  30

        Item 4.         Submission of Matters to a Vote of Security Holders                             30
        Item 5.         Other                                                                           30
        Item 6.         Exhibits                                                                        31


Signature                                                                                               32
Exhibit Index                                                                                           33


PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             -----------------------------------------------------
                                                 2007        2006(1)         2007        2006(1)
--------------------------------------------------------------------------------------------------
Net sales                                    $     864.0   $     853.1   $   1,727.5   $   1,672.5
Manufacturing cost of sales                        662.8         688.0       1,361.7       1,333.7
Selling and technical services                      53.1          54.2         103.0         106.9
Research and process development                    19.2          17.2          37.6          36.1
Administrative and general                          28.9          26.1          55.2          51.0
Amortization of acquisition intangibles              9.7           9.3          18.9          18.0
Gain on sale of assets held for sale                   -             -          15.7             -
--------------------------------------------------------------------------------------------------
Earnings from operations                            90.3          58.3         166.8         126.8
Other income (expense), net                          0.1          14.9           1.5          14.0
Equity in earnings of associated companies           0.1           0.9           0.4           1.7
Interest expense, net                               11.4          14.6          21.6          29.1
--------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative
 effect of accounting change                        79.1          59.5         147.1         113.4
Income tax provision                                24.3          11.0          40.6          25.6
--------------------------------------------------------------------------------------------------
Earnings before cumulative effect of
 accounting change                                  54.8          48.5         106.5          87.8
Cumulative effect of accounting change (net
 of income tax benefit of $0.7)                        -             -             -         (1.2)
--------------------------------------------------------------------------------------------------
Net earnings                                 $      54.8   $      48.5   $     106.5   $      86.6
--------------------------------------------------------------------------------------------------

Basic net earnings per common share:
Earnings before cumulative effect of
 accounting change                           $      1.14   $      1.02   $      2.22   $      1.87
Cumulative effect of accounting change, net
 of taxes                                              -             -             -        (0.03)
--------------------------------------------------------------------------------------------------
Net earnings                                 $      1.14   $      1.02   $      2.22   $      1.84
--------------------------------------------------------------------------------------------------

Diluted net earnings per common share:
Earnings before cumulative effect of
 accounting change                           $      1.11   $      1.00   $      2.17   $      1.81
Cumulative effect of accounting change, net
 of taxes                                              -             -             -        (0.02)
--------------------------------------------------------------------------------------------------
Net earnings                                 $      1.11   $      1.00   $      2.17   $      1.79
--------------------------------------------------------------------------------------------------

Dividends per common share                   $      0.10   $      0.10   $      0.20   $      0.20
--------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of Financial Accounting Standards Board Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP AUG-AIR 1"), which we adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                               June 30,   December 31,
                                                 2007       2006(1)
-----------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                  $      30.8   $      23.6
  Trade accounts receivable, less allowance
   for doubtful accounts of $5.3 and $5.1 at
   June 30, 2007 and December 31, 2006,
   respectively                                    577.7         510.3
  Other accounts receivable                         62.0          81.5
  Inventories                                      486.5         474.6
  Deferred income taxes                              8.4           9.2
  Other current assets                              23.3          15.4
  Assets held for sale                               6.9          38.8
-----------------------------------------------------------------------
Total current assets                             1,195.6       1,153.4
-----------------------------------------------------------------------

Investment in associated companies                  20.9          23.3

Plants, equipment and facilities, at cost        1,937.1       1,895.5
   Less: accumulated depreciation                 (938.0)       (897.0)
-----------------------------------------------------------------------
     Net plant investment                          999.1         998.5
-----------------------------------------------------------------------
Acquisition intangibles, net of accumulated
 amortization of
$112.8 and $92.1 at June 30, 2007 and
 December 31, 2006, respectively                   474.8         486.1
Goodwill                                         1,054.3       1,042.5
Deferred income taxes                               23.8          33.2
Other assets                                        96.5          93.5
-----------------------------------------------------------------------
Total assets                                 $   3,865.0   $   3,830.5
-----------------------------------------------------------------------

Liabilities
Current liabilities
  Accounts payable                           $     304.8   $     298.8
  Short-term borrowings                             42.1          41.8
  Current maturities of long-term debt             101.1           1.4
  Accrued expenses                                 180.2         203.8
  Income taxes payable                              11.6          39.3
  Deferred income taxes                             16.3           2.0
  Liabilities held for sale                          1.4          16.3
-----------------------------------------------------------------------
     Total current liabilities                     657.5         603.4
-----------------------------------------------------------------------
Long-term debt                                     740.8         900.4
Pension and other postretirement benefit
 liabilities                                       341.5         371.1
Other noncurrent liabilities                       297.5         273.6
Deferred income taxes                              107.2         105.3

Stockholders' equity
Common stock, $.01 par value per share,
 150,000,000 shares authorized; issued
 48,132,640 shares                                   0.5           0.5
Additional paid-in capital                         269.2         258.5
Retained earnings                                1,436.8       1,339.6
Accumulated other comprehensive income (loss)       36.2          (5.7)
Treasury stock, at cost, 422,446 shares in
 2007 and 510,006 shares in 2006                   (22.2)        (16.2)
-----------------------------------------------------------------------
Total stockholders' equity                       1,720.5       1,576.7
-----------------------------------------------------------------------
Total liabilities and stockholders' equity   $   3,865.0   $   3,830.5
-----------------------------------------------------------------------

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

See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                  Six Months Ended
                                                      June 30,
-----------------------------------------------------------------------
                                                 2007         2006(1)
-----------------------------------------------------------------------
Cash flows provided by (used in) operating
 activities
Net earnings                                 $     106.5   $      86.6
Noncash items included in net earnings:
  Depreciation                                      49.3          55.0
  Amortization                                      23.2          21.1
  Share-based compensation                           6.8           5.7
  Deferred income taxes                             15.7           5.7
  Gain on sale of assets                           (15.7)            -
   Asset impairment charges                            -          13.8
  Cumulative effect of accounting change, net
   of taxes                                            -           1.9
  Other                                              2.9           3.3
Changes in operating assets and liabilities,
 excluding effects of divestiture:
  Trade accounts receivable                        (57.6)        (56.2)
  Other receivables                                 18.1           2.7
  Inventories                                       (7.0)        (31.2)
  Other assets                                     (12.2)          2.6
  Accounts payable                                   1.9          16.4
  Accrued expenses                                 (20.3)        (19.0)
  Income taxes payable                              (9.2)        (14.1)
  Other liabilities                                (11.5)          0.6
-----------------------------------------------------------------------
Net cash provided by operating activities           90.9          94.9
-----------------------------------------------------------------------
Cash flows provided by (used in) investing
 activities
  Additions to plants, equipment and
   facilities                                      (39.4)        (40.9)
  Proceeds received on sale of assets               27.1             -
-----------------------------------------------------------------------
Net cash used in investing activities              (12.3)        (40.9)
-----------------------------------------------------------------------
Cash flows provided by (used in) financing
 activities
  Proceeds from long-term debt                     194.1          65.9
  Payments on long-term debt                      (254.9)       (177.3)
  Change in short-term borrowings                   (0.2)         (0.5)
  Cash dividends                                    (9.6)         (9.4)
  Proceeds from the exercise of stock options       19.0          30.5
  Purchase of treasury stock                       (25.1)            -
  Excess tax benefits from share-based
   payment arrangements                              4.0           7.7
  Other                                             (0.3)         (0.4)
-----------------------------------------------------------------------
Net cash used in financing activities              (73.0)        (83.5)
-----------------------------------------------------------------------
Effect of currency rate changes on cash and
 cash equivalents                                    1.6           2.3
-----------------------------------------------------------------------
Increase/(decrease) in cash and cash
 equivalents                                         7.2         (27.2)
Cash and cash equivalents, beginning of
 period                                             23.6          68.6
-----------------------------------------------------------------------
Cash and cash equivalents, end of period     $      30.8   $      41.4
-----------------------------------------------------------------------

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

2.  DEFERRED PLANNED MAINTENANCE COSTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP"). This FSP prohibits accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the "accrue-in-advance" methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. We adopted the FSP as of January 1, 2007 and restated our prior consolidated financial statements accordingly. Prior to adoption, we utilized the accrue-in-advance method for incremental costs to be incurred for the planned major maintenance activities which related to our Building Block Chemicals segment. We adopted the deferral method to account for maintenance expenses incurred for scheduled maintenance activities, which are amortized evenly until the next scheduled activity. The impact to our consolidated results of operations was a $0.3 increase in net earnings for the year ended December 31, 2006, and a $0.1 and a $0.2 increase in net earnings for the three and six months ended June 30, 2006, respectively. As a result of these immaterial changes, earnings per share for the three months ended June 30, 2006 is unchanged. The impact on 2006 basic earnings per share for the six months ended June 30, 2006 was an increase of $0.01 per share and diluted earnings per share is unchanged. The impact to our consolidated financial position was an increase in retained earnings of $6.6 as of December 31, 2006, as a result of an increase in other assets for $2.3 for the addition of prior unamortized deferred charges and a decrease in accrued expenses of $8.5, as well as adjustments of deferred taxes for these respective items. There was no impact to our 2006 net cash provided by operating activities in our consolidated statement of cash flows.

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

4.  DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product line to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, R&D and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We will continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long term supply agreements. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated fair value. Sales of certain assets at various subsidiaries in Latin America and Asia/Pacific are expected to close in the third quarter of 2007 as the last phase of the transaction.

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

The assets and liabilities of our water treatment chemicals and acrylamide product lines included in the June 30, 2007 and December 31, 2006 consolidated balance sheets are comprised of:


-----------------------------------------------------------------
                                   June 30,          December 31,
                                     2007               2006
-----------------------------------------------------------------
Accounts receivable                $   3.9           $    6.5
Inventories                            3.0                4.3
Property, plant and equipment            -               26.6
Other assets                             -                1.4
-----------------------------------------------------------------
Assets held for sale               $   6.9           $   38.8
-----------------------------------------------------------------
Accounts payable                   $     -           $    3.4
Accrued liabilities                    1.4               12.7
Other noncurrent liabilities             -                0.2
-----------------------------------------------------------------
Liabilities held for sale          $   1.4           $   16.3
-----------------------------------------------------------------

5.  RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate
unallocated   operating  results   consistent  with  management's  view  of  its
businesses.

For the three and six months ended June 30, 2007, we recorded net restructuring charges of $1.8 and $2.6, respectively, primarily related to the 2006 decision to shut down our manufacturing facility in Dijon, France, for costs that were not accruable in prior periods. We expect to incur additional minor restructuring costs in the remainder of 2007 that primarily relate to personnel and site closure costs that are not accruable at June 30, 2007, including potential additional site remediation costs. In 2006, based on forecasted cash flow information, we determined that the manufacturing facility in Dijon and related intangible assets were impaired and thus were written off. This facility manufactured solvent-borne alkyd and solvent-borne acrylic based resins in our Cytec Surface Specialties ("CSS") segment. We have moved production of some of the more profitable products manufactured at Dijon to other facilities and ceased production of the remainder. We are in the process of attempting to sell the site. The restructuring for the three months ended June 30, 2007 was charged as follows: manufacturing cost of sales $1.7, and administrative and general $0.1. The restructuring for the six months ended June 30, 2007 was charged as follows: manufacturing cost of sales $2.3, and administrative and general $0.3.

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

2005 restructuring initiatives included aggregate charges of $16.8 related to both Cytec Engineered Materials and Cytec Specialty Chemicals segments. As of June 30, 2007, the reserve balance related to 2005 restructuring initiatives was $0.6.

A summary of the restructuring activity is outlined in the table below:

                                        2005                2006
                                    Restructuring       Restructuring           Total
------------------------------------------------------------------------------------------
Balance December 31, 2006          $           1.4     $          13.5     $          14.9
------------------------------------------------------------------------------------------
First Quarter 2007 charges                       -                 0.8                 0.8
Cash payments                                 (0.7)               (1.8)               (2.5)
Currency translation adjustments                 -                 0.2                 0.2
------------------------------------------------------------------------------------------
Balance March 31, 2007             $           0.7     $          12.7     $          13.4
------------------------------------------------------------------------------------------
Second Quarter 2007 charges                      -                 1.8                 1.8
------------------------------------------------------------------------------------------
Cash payments                                 (0.2)               (4.6)               (4.8)
------------------------------------------------------------------------------------------
Currency translation adjustments               0.1                   -                 0.1
------------------------------------------------------------------------------------------
Balance June 30, 2007              $           0.6     $           9.9     $          10.5
------------------------------------------------------------------------------------------

Cash payments related to the above restructurings are expected to be completed in 2007, except for certain long-term severance payments.

6.  SHARE-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. As a result of the adoption of SFAS 123R, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $3.3 and $6.4 for the three and six months ended June 30, 2007, respectively. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.6 and a non-cash credit of $0.4 for cash-settled SARS (as a result of the new requirement to record expense at fair value) and non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net charge of $1.2, net of a tax benefit of $0.7. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.03 and $0.02 per share, respectively, for the six months ended June 30, 2006.

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The assumptions for the quarters ended June 30, 2007 and 2006 are noted in the following table:

----------------------------------------------------------------------------
                                            2007           2006
----------------------------------------------------------------------------
Expected life (years)                           6.2            5.7
Expected volatility                            27.2%          37.6%
Expected dividend yield                        0.69%          0.81%
Range of risk-free interest rate         4.8% - 5.2%    4.4% - 4.7%
Weighted-average fair value per option       $19.50          $19.01
----------------------------------------------------------------------------

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The decrease in our expected volatility from 2006 represents a change in methodology used to calculate the expected volatility. Prior to 2007, our expected volatility was based on a weighted average of the implied volatility and the mean reversion volatility (represents the annualized volatility of the stock prices over our entire stock history) of our stock with weighting of 10% and 90%, respectively. In 2007, we changed the methodology to a weighted average of our implied volatility and our most recent 6.2 years (which represents the most recent expected life of the options/stock-SARS) volatility with weighting of 50% each. We feel that the revised methodology is more representative of the market's expectation of our volatility, based on recent trends and the mature industries in which we participate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2007, there are approximately 5,100,000 shares reserved for issuance under the 1993 Plan.

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS with an exercise price at 100% of the market price on the date of the grant. Options and stock-settled SARS are generally exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2007 is presented below.

                                                               Weighted
                                                Weighted        Average
                                                 Average       Remaining      Aggregate
Options and Stock-Settled SARS   Number of      Exercise      Contractual     Intrinsic
          Activity:                 Units         Price      Life (Years)       Value
------------------------------------------------------------------------------------------
Outstanding at January 1, 2007      4,339,920         $35.00
                       Granted        586,006          58.22
                     Exercised       (531,666)         36.92
                     Forfeited        (64,953)         46.39
  Outstanding at June 30, 2007      4,329,307         $37.73            5.6         $112.7
------------------------------------------------------------------------------------------
  Exercisable at June 30, 2007      3,201,611         $32.11            4.5         $101.4
------------------------------------------------------------------------------------------

                                                Weighted
                                                 Average
 Nonvested Options and Stock-                Grant Date Fair
         Settled SARS:        Number of Units     Value
------------------------------------------------------------
  Nonvested at January 1, 2007      1,088,466         $18.24
                       Granted        586,006          19.50
                        Vested       (511,907)         17.85
                     Forfeited       (34,869)          17.89
------------------------------------------------------------
    Nonvested at June 30, 2007      1,127,696         $19.08
------------------------------------------------------------

During the six months ended June 30, 2007, we granted 586,006 units of stock-settled SARS and stock options. We did not grant any stock-settled SARS prior to 2006. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the six months ended June 30, 2007 and 2006 was $19.50 and $19.01 per share, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2007 and 2006 was $11.8 and $20.8, respectively. Treasury shares have been utilized for stock option exercises. The total fair value of stock options vested during the six months ended June 30, 2007 and 2006 was $9.7 and $8.9, respectively.

As of June 30, 2007, there was $13.7 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.7 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of June 30, 2007 and 2006 was approximately $0.5 and $0.3, respectively.

Cash received (for stock options only) and the tax benefit realized from stock options and stock-settled SARS exercised were $19.0 and $4.3 for the six months ended June 30, 2007 and $30.5 and $7.7 for the six months ended June 30, 2006, respectively. Cash used to settle cash-settled SARS was $0.5 and $0.3 for the six months ended June 30, 2007 and 2006, respectively. The liability related to our cash-settled SARS was $4.5 at June 30, 2007.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance stocks awarded in 2005 relate to the 2007 performance period. The total amount of share-based compensation expense recognized for non-vested and performance stock for the three and six months ended June 30, 2007 was $0.1 and $0.2, respectively, and $0.3 and $0.6 for the three and six months ended June 30, 2006, respectively.

Upon adoption of SFAS 123R, we calculated our additional paid-in capital pool ("APIC Pool") to be $41.4. Exercises of stock options and stock-settled SARS since the adoption increased the APIC Pool to $56.0 at June 30, 2007.

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

The following shows the reconciliation of weighted-average shares:

                                              Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                   ----------------------------------------------------------
                                            2007          2006          2007         2006
---------------------------------------------------------------------------------------------
Weighted average shares outstanding:       48,178,286   47,418,662    48,071,408   47,167,598
Effect of dilutive shares:
    Options and stock-settled SARS          1,034,911    1,147,138     1,052,869    1,147,430
    Performance/Restricted Stock               23,864       66,630        22,824       63,846
---------------------------------------------------------------------------------------------
Adjusted average shares outstanding        49,237,061   48,632,430    49,147,101   48,378,874
---------------------------------------------------------------------------------------------

Outstanding stock options to purchase 35,068 and 1,500 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and 35,068 and 43,000 shares of common stock for the six months ended June 30, 2007 and 2006, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 543,776 and 640,420 of outstanding stock-settled SARS for the three and six months ended June 30, 2007 and 2006, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

8.  INVENTORIES

Inventories consisted of the following:

----------------------------------------------------
                             June 30,   December 31,
                               2007        2006
----------------------------------------------------
Finished goods                $327.8       $333.4
Work in process                 39.6         26.4
Raw materials & supplies       119.1        114.8
----------------------------------------------------
Total inventories             $486.5       $474.6
----------------------------------------------------

9.  DEBT

Long-term debt, including the current portion, consisted of the following:

                                                        June 30, 2007            December 31, 2006
---------------------------------------------------------------------------------------------------------
                                                     Face    Carrying Value     Face      Carrying Value
---------------------------------------------------------------------------------------------------------
Five-Year Term Loan Due February 15, 2010         $         -   $         -    $      52.6    $      52.6
Five-Year Revolving Credit Line Due June 7, 2012         34.3          34.3           42.0           42.0
6.75% Notes Due March 15, 2008                          100.0          99.6          100.0           99.3
5.5% Notes Due October 1, 2010                          250.0         249.8          250.0          249.7
4.6% Notes Due July 1, 2013                             200.0         201.3          200.0          201.5
6.0% Notes Due October 1, 2015                          250.0         249.5          250.0          249.4
Other                                                     7.4           7.4            7.3            7.3
---------------------------------------------------------------------------------------------------------
                                                  $     841.7   $     841.9    $     901.9    $     901.8
Less: Current maturities                                101.5         101.1            1.4            1.4
---------------------------------------------------------------------------------------------------------
Long-term debt                                    $     740.2   $     740.8    $     900.5    $     900.4
---------------------------------------------------------------------------------------------------------

During the first quarter of 2007, we repaid the $52.6 outstanding balance at December 2006 under the five-year term loan and terminated this facility. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $34.3 at June 30, 2007. This facility contains covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt was 5.05% and 4.73% for the six months ended June 30, 2007 and 2006, respectively. The weighted-average interest rate on short-term borrowing outstanding as of June 30, 2007 and 2006 was 4.70% and 4.77%, respectively.

10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2007 and December 31, 2006, the aggregate environmental related accruals were $103.2 and $102.7, respectively. As of June 30, 2007 and December 31, 2006, $7.4 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2007 and 2006 was $1.3 and $1.3, respectively, and for the six months ended June 30, 2007 and 2006 was $2.1 and $2.0, respectively.

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

As of June 30, 2007 and December 31, 2006, the aggregate self-insured and insured contingent liability was $70.3 and $72.4, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $39.9 at June 30, 2007 and $40.9 at December 31, 2006. The asbestos liability included in the above amounts at June 30, 2007 and December 31, 2006 was $54.2 and $54.6, respectively, and the insurance receivable related to the liability as well as claims for past payments was $38.2 at June 30, 2007 and $38.1 at December 31, 2006. We anticipate receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

------------------------------------------------------------------------------------------
                                                       Six Months Ended     Year Ended
                                                         June 30, 2007    December 31, 2006
                                                       ----------------   -----------------
Number of claimants at beginning of period                       8,600              22,200
Number of claimants associated with claims closed
 during period                                                    (300)            (15,800)
Number of claimants associated with claims opened
 during period                                                     200               2,200
                                                       ---------------     ---------------
Number of claimants at end of period                             8,500               8,600
------------------------------------------------------------------------------------------

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

At June 30, 2007, we are among several defendants in approximately 41 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including: funds for the cost of monitoring; detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

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

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, are as follows:

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                     2007        2006(1)       2007          2006(1)
------------------------------------------------------------------------------------------------------
Net earnings as reported or restated             $      54.8  $      48.5  $     106.5    $      86.6
Other comprehensive income (loss):
  Accumulated pension liability (2)                      2.2            -         17.9              -
  Unrealized gains on cash flow hedges                  (0.4)        (9.3)        10.3           (8.6)
  Foreign currency translation adjustments              15.2         24.8         13.7(3)        38.6
------------------------------------------------------------------------------------------------------
Comprehensive income                             $      71.8  $      64.0  $     148.4    $     116.6
------------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.
(2) 2007 includes amortization, first quarter impacts of a curtailment and remeasurement related to certain U.S. plans, and a settlement in the Netherlands related to the sale of the water treatment and acrylamide product lines. For further details see Note 17 to the Consolidated Financial Statements.
(3) 2007 includes the impact of recognizing $13.8 of foreign currency translation adjustments in first quarter net earnings as a component of the gain on the sale of the water treatment and acrylamide product lines.

12. INCOME TAXES

The effective rate for the three and six months ended June 30, 2007 was a tax provision of 30.7% ($24.3) and 27.6%($40.6), respectively, compared to 18.5% ($11.0) and 22.6% ($25.6) for the three and six months ended June 30, 2006. The 2007 effective tax rate for the quarter and year to date was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded in the first quarter of 2007 on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding these items and accrued interest and penalties on unrecognized tax benefits in accordance with FIN 48 as described below, the underlying estimated annual effective tax rate for the six months ended June 30, 2007 was 29.3%, with a normalized effective rate of 29.75% including such interest and penalties.

The 2006 effective tax rate for the quarter and year to date was favorably impacted by the continued mix of earnings reported in countries with lower tax rates compared to the U.S., a tax benefit from a restructuring charge recorded at 29.6%, and the favorable decision in a legal dispute, a portion of which was recorded in a lower tax entity. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits, offset to a lesser extent by the December 31, 2005 expiration of the U.S. research and development tax credit for that period.

In 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($14.2). We unsuccessfully contested this assessment before a Norwegian tribunal in 2006 and filed an appeal in response to this adverse decision during the first quarter of 2007.

In the event the Norwegian authorities ultimately prevail in their assessment, approximately 22.0 Norwegian krone ($3.7) of tax related to this matter will be remitted in subsequently filed tax returns beginning with the 2005 taxable period in accordance with Norwegian law. As a result, we remitted 4.4 Norwegian krone ($0.7) of additional tax in 2006 for the 2005 taxable period related to this dispute. Accordingly, the accrued balance at June 30, 2007 for this contingency was 24.7 Norwegian krone ($4.2), which represents our remaining liability (including interest) regarding this matter in the event we ultimately accept the Norwegian's court decision as final. We also expect to pay 3.5 Norwegian krone ($0.6) during 2007 for this issue related to the 2006 taxable period.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 decrease in the liability for unrecognized tax benefits. This decrease in liability resulted in an increase to the January 1, 2007 retained earnings balance in the amount of $0.3. In addition, as of January 1, 2007, we reclassified $19.3 of unrecognized tax benefits from current taxes payable to non-current taxes payable, which is included in other non-current liabilities on the consolidated balance sheet. The amount of unrecognized tax benefits at January 1, 2007 is $25.6 (gross) of which $18.9 would impact our effective tax rate, if recognized. As of June 30, 2007, the amount of unrecognized tax benefits is $28.6 (gross) of which $20.6 would impact our effective tax rate, if recognized. There are no known uncertain tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties of approximately $2.4 as of January 1, 2007, increasing to approximately $3.1 as of June 30, 2007.

The Internal Revenue SerFvice (the "IRS") has completed and closed its audits of our tax returns through 2003. During the second quarter of 2007, the IRS commenced the audit of our tax returns for the years 2004 and 2005.

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

13. OTHER FINANCIAL INFORMATION

On April 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, paid on May 25, 2007 to shareholders of record as of May 10, 2007. Cash dividends paid in the second quarter of 2007 and 2006 were $4.8 and $4.7, respectively, and for the six months ended June 30, 2007 and 2006 were $9.6 and $9.4, respectively. On July 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on August 27, 2007 to shareholders of record as of August 10, 2007.

Income taxes paid for the six months ended June 30, 2007 and 2006 were $30.9 and $30.8, respectively. Interest paid for the six months ended June 30, 2007 and 2006 was $22.6 and $28.9, respectively. Interest income for the six months ended June 30, 2007 and 2006 was $0.6 and $1.1, respectively.

UCB SA ("UCB") was considered a related party during the year ended December 31, 2006 since it then owned more than 10% of Cytec's outstanding common stock. UCB announced in March 2007 that it had sold all of its Cytec shares and as a result, UCB is no longer a related party. As of June 30, 2007 and December 31, 2006, $2.5 and $2.4 was owed from UCB respectively, which is included in other receivables on the accompanying consolidated balance sheet. The balance represents amounts to be received from UCB for certain pre-acquisition tax liabilities which we have paid or will pay as a result of our acquisition of Surface Specialties.

14. SEGMENT INFORMATION

Summarized segment information for our four segments for the three and six months ended June 30 is as follows:

                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                   ------------------------------  --------------------------
                                        2007           2006(1)        2007         2006(1)
                                   ----------------  ------------  ------------  ------------
Net sales
---------
Cytec Performance Chemicals
     Sales to external customers       $     184.8   $     229.6   $     363.8   $     455.6
     Intersegment sales                        1.9           2.1           3.7           3.9
Cytec Surface Specialties                    419.6         390.8         824.1         764.7
Cytec Engineered Materials                   166.6         151.6         330.1         290.7
Building Block Chemicals
     Sales to external customers              93.0          81.1         209.5         161.5
     Intersegment sales                        7.3          23.2          16.7          46.3
                                        -----------   -----------   -----------   -----------
Net sales from segments                      873.2         878.4       1,747.9       1,722.7
Elimination of intersegment revenue           (9.2)        (25.3)        (20.4)        (50.2)
                                        -----------   -----------   -----------   -----------

Net sales                              $     864.0   $     853.1   $   1,727.5   $   1,672.5
---------------------------------------------------------------------------------------------


                                                % of               % of               % of                % of
                                                sales              sales              sales               sales
                                              ---------          ---------          ---------           ---------
Earnings (loss) from operations
-------------------------------
Cytec Performance Chemicals        $    23.7      13%   $   18.3      8%   $    36.6    10%   $    36.2      8%
Cytec Surface Specialties               32.8       8%       29.5      8%        48.5     6%        58.9      8%
Cytec Engineered Materials              34.8      21%       28.3     19%        67.4    20%        52.2     18%
Building Block Chemicals                 4.6       5%        6.4      6%         7.2     3%         6.3      3%
                                    ----------           --------           --------           ---------

Earnings from segments                  95.9      11%       82.5      9%       159.7     9%       153.6      9%

Corporate and Unallocated (2)           (5.6)              (24.2)                7.1              (26.8)
                                    ----------           --------           --------           ---------

Earnings from operations           $    90.3      10%   $   58.3      7%   $   166.8    10%   $   126.8      8%
-----------------------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see
Note 2 to the Consolidated Financial Statements.

(2) In the second quarter of 2007 Corporate and Unallocated includes a net restructuring charge of $1.8 for costs related primarily to the shutdown of a manufacturing facility in France. In the first six months of 2007 Corporate and Unallocated includes a net restructuring charge of $2.6 million primarily related to the shutdown of a manufacturing facility in France and a $15.7 million gain as a result of completing the second phase of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group. See notes 4&5 to the consolidated financial statements.

In the second quarter of 2006 Corporate and Unallocated includes a net restructuring charge of $21.9 million and $1.0 for integration costs related to the Surface Specialties acquisition. In the first six months of 2006 Corporate and Unallocated includes a net restructuring charge of $22.3 million. See note 5 to the consolidated financial statements.

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

                                      Cytec        Cytec       Cytec
                                    Performance   Surface     Engineered
                                     Chemicals   Specialties  Materials  Corporate    Total
-----------------------------------------------------------------------------------------------
Balance, December 31, 2006           $      88.2   $   712.4   $    241.2  $    0.7  $  1,042.5
Currency exchange rate changes               0.8        11.0            -         -        11.8
-----------------------------------------------------------------------------------------------
Balance, June 30, 2007               $      89.0   $   723.4   $    241.2  $    0.7  $  1,054.3
-----------------------------------------------------------------------------------------------

Other acquisition intangibles consisted of the following major classes:

                     Weighted-                                Accumulated
                      average   Gross carrying value         amortization          Net carrying value
                       Useful ---------------------------------------------------------------------------
                          Life  June 30,   December 31,   June 30,  December 31,  June 30,   December 31,
                       (years)      2007           2006      2007          2006       2007           2006
---------------------------------------------------------------------------------------------------------
Technology-based          15.2  $   55.0  $        53.9  $  (21.3)  $     (19.1)  $   33.7  $        34.8
Marketing-related        < 2.0       2.0            1.9      (1.6)         (1.2)       0.4            0.7
Marketing-related         15.8      63.1           62.3     (17.8)        (15.0)      45.3           47.3
Marketing-related         40.0      44.6           43.6      (1.1)         (0.5)      43.5           43.1
Customer-related          15.0     422.9          416.5     (71.0)        (56.3)     351.9          360.2
---------------------------------------------------------------------------------------------------------
Total                           $  587.6  $       578.2  $ (112.8)  $     (92.1)  $  474.8  $       486.1
---------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the three months ended June 30, 2007 and 2006 was $9.7 and $9.3, respectively, and for the six months ended June 30, 2007 and 2006 were $18.9 and $18.0, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal year 2007 is $37.6, for the years 2008 and 2009 is $36.9 per year, and for the years 2010 and 2011 is $36.8 per year.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At June 30, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2007, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $103.7. Of this total, $103.0 was attributed to the net exposure in forward selling of U. S. dollars. The remaining $0.7 was the net exposure in forward buying of Euros, translated into
U. S. dollar equivalent amount. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2007, was $0.4 (unfavorable fair value at December 31, 2006 of $1.3).

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to adjust the amount of the net investment hedge. At June 30, 2007, we had designated forward contracts to purchase (euro)58.0.

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Notes due October 1, 2010 and 10-Year Notes due October 1, 2015. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. At June 30, 2007, the unfavorable fair values of the five and ten year swaps were $20.9 and $17.8, respectively, and at December 31, 2006, the unfavorable fair values of the five and ten year swaps were $16.9 and $16.4, respectively.

Commodity Hedging Activities

At June 30, 2007, we held natural gas swaps, including the gas swaps for Fortier plant, with an unfavorable fair value of $2.0, which will be reclassified into Manufacturing Cost of Sales through June 2008 as these swaps are settled.

For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                                      Postretirement
                                  Pension Plans             Plans
                              ---------------------  ------------------
                                     Three Months Ended June 30,
                              -----------------------------------------
                                    2007      2006      2007      2006
-----------------------------------------------------------------------
Service cost                    $    5.0  $    6.5  $    0.3  $    0.3
Interest cost                       11.0      11.0       3.6       3.4
Expected return on plan assets     (11.0)    (10.8)     (1.2)     (1.2)
Net amortization and deferral        3.9       4.1      (2.6)     (2.3)
                                 --------  --------  --------  --------
Net periodic cost               $    8.9  $   10.8  $    0.1  $    0.2
-----------------------------------------------------------------------

                                      Six Months Ended June 30,
                              -----------------------------------------
                                    2007      2006      2007      2006
-----------------------------------------------------------------------
Service cost                    $   10.1  $   12.5  $    0.6  $    0.6
Interest cost                       22.4      21.6       7.2       6.8
Expected return on plan assets     (21.8)    (21.3)     (2.4)     (2.4)
Net amortization and deferral        7.9       7.5      (5.2)     (4.6)
Curtailments/settlements (1)         3.3         -         -         -
                                 -------- --------- --------- ---------
Net periodic cost               $   21.9  $   20.3  $    0.2  $    0.4
-----------------------------------------------------------------------

(1) Primarily represents a settlement charge related to the transfer of plan assets and liabilities in the Netherlands related to the sale of the water treatment and acrylamide product lines, which was charged against the gain on sale.

We disclosed in our 2006 Annual Report on Form 10-K that we expected to contribute $36.4 and $13.4, respectively, to our pension and postretirement plans in 2007. Through June 30, 2007, $17.2 and $7.8 in contributions were made, respectively.

In March 2007 we announced a change to certain of our U.S. pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was recorded in the first quarter of 2007, which resulted in a decrease in our pension liabilities of $13.4, with a corresponding increase in accumulated other comprehensive income of $8.2 and an adjustment to deferred taxes of $5.2. The curtailment had an immaterial effect on our consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") and accordingly, the liabilities and assets for the affected plans have been remeasured as of March 31, 2007. The remeasurement resulted in a decrease to pension liabilities of approximately $6.1, a corresponding increase of $3.7 in accumulated other comprehensive income, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2007 and 2006 were $4.8 and $4.9, respectively, and for the six months ended June 30, 2007 and 2006 were $9.9 and $9.3 respectively.

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

Quarter Ended June 30, 2007, Compared With Quarter Ended June 30, 2006

Consolidated Results

Net sales for the second quarter of 2007 were $864.0 compared with $853.1 for the second quarter of 2006, an increase of $10.9 or 1.3%. Performance Chemical sales were down due to the divestiture of the water treatment chemicals product line. Excluding the divestiture, sales were up slightly with higher volumes and selling prices in mining, phosphines, and urethane specialties offset by decreases in other product lines with changes in exchange rates increasing sales. In the Cytec Surface Specialties segment, sales increased primarily as a result of increased selling prices and changes in exchange rates partially offset by lower demand primarily in North America and by discontinuing the sale of unprofitable solvent-borne products. The Cytec Engineered Materials segment sales increase was primarily volume related with higher sales to the large commercial aircraft, business jet, and high performance automotive sectors. The Building Block Chemicals segment sales were up despite the negative impact of the divestiture of the acrylamide product line, which was more than offset by increased volumes of acrylonitrile to the purchaser of the divested product line and by higher selling volumes and prices of melamine.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $662.8 or 77% of sales during the second quarter of 2007 compared with $688.0 or 81% of sales for the second quarter of 2006. The second quarter 2007 decrease is primarily due to lower manufacturing costs from the divestiture of the water treatment and acrylamide product lines and benefits of restructuring initiatives partially offset by higher raw material costs of $21.9. The second quarter of 2007 included a $1.7 restructuring charge primarily related to the closure of an unprofitable manufacturing facility in France. The second quarter of 2006 included a net restructuring charge of $21.6 primarily related to our Polymer Additives business. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charges.

Selling and technical services was $53.1 in 2007 versus $54.2 in the prior year. The decrease was primarily attributable to the divestiture of the water treating chemicals product line and cost reduction initiatives in the Surface Specialties segment partially offset by increased spending in Cytec Engineered Materials and Mining Chemicals due to the higher levels of growth in those areas.

Research and process development was $19.2 in 2007 versus $17.2 in the prior year. This increase was primarily attributable to increased spending in Engineered Materials and Surface Specialties to develop and qualify new products and applications, partially offset by lower spending in Performance Chemicals due to the divestiture of the water treating chemicals product line.

Administrative and general expenses were $28.9 in 2007 which was up from $26.1 in the prior year. The increase in 2007 was primarily due to higher compensation expenses and an increase in incentive compensation expenses. Included in the 2006 results is $1.0 for integration expenses primarily associated with transition off of UCB's information technology system infrastructure.

Amortization of acquisition intangibles was $9.7 in 2007 versus $9.3 in the prior year. The slight increase primarily resulted from the accelerated amortization of certain Radcure trademarks in the Surface Specialties segment.

Other income (expense), net was income of $0.1 in 2007 compared with income of $14.9 in the prior year. Included in the second quarter of 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award of the commercial dispute as discussed in Note 10 to the consolidated financial statements.

Equity in earnings of associated companies was $0.1 versus $0.9 in the prior year. The lower earnings are primarily due to market share loss at a major customer of our joint venture.

Interest expense, net was $11.4 in 2007 compared with $14.6 in the prior year. The decrease is primarily due to the lower average debt compared to the prior year.

The effective tax rate for the quarter ended June 30, 2007 was a tax provision of 30.7% ($24.3) compared to 18.5% ($11.0) for the quarter ended June 30, 2006. The 2007 effective tax rate for the quarter was unfavorably impacted changes in U.S. tax laws regarding export incentives and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. Excluding the negative impact of our inability to recognize any tax benefit on the restructuring charge and certain other discrete items from the first quarter of 2007, the underlying effective annual tax rate was 29.75% for the quarter.

The effective tax rate for the quarter ended June 30, 2006 was 18.5 % resulting in a tax provision of $11.0. The 2006 effective tax rate for the quarter was favorably impacted by a tax benefit from a restructuring charge recorded at 29.6%, and the gain related to a legal dispute partially recorded in a lower tax entity, resulting in an effective rate of 20%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of 2002 and 2003 U.S. tax audits. Excluding these items, the underlying effective tax rate for the three months ended June 30, 2006 was 27%.

Net earnings for the second quarter of 2007 were $54.8 ($1.11 per diluted share), an increase over the net earnings of $48.5 ($1.00 per diluted share) in the second quarter of 2006. The 2007 earnings are higher primarily due to higher operating earnings in the quarter from lower manufacturing costs due to restructuring initiatives and higher net selling prices in excess of higher raw material costs, partially offset by higher operating costs. Earnings also increased due to lower net interest expense and were partially offset by the higher tax rate discussed above. The second quarter of 2007 also included a net after tax restructuring charge of $1.8.

Net earnings for 2006 were $48.5 which included an after-tax net restructuring charge of $15.4, an after-tax gain of $12.4 related to a favorable resolution of a legal dispute and an income tax benefit of $3.5 related to the completion of prior years tax audits.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Cytec Performance Chemicals

                                           Total                            % Change Due to
                                                             ---------------------------------------------
                                 2007      2006    % Change    Price   Volume/Mix Divestiture   Currency
----------------------------------------------------------------------------------------------------------
North America                 $     67.9$     86.2       -21%        -        -2%        -19%           -
Latin America                       31.8      33.2        -4%        -        -1%         -5%           2%
Asia/Pacific                        32.4      31.7         2%       -1%       11%        -10%           2%
Europe/Middle East/Africa           52.7      78.5       -33%       -1%        -         -37%           3%
                              ----------------------------------------------------------------------------
Total                         $    184.8$    229.6       -20%        -         -         -22%           2%
----------------------------------------------------------------------------------------------------------

Overall selling volumes were down 22% primarily attributable to the divestiture of the water treating chemicals product line. Excluding the divestiture, sales and prices were up slightly with higher volumes and selling prices in mining, phosphines, and urethane specialties offset by decreases in other product lines. Overall sales were up in Asia/Pacific primarily due to higher Mining sales volumes offset by lower sales volumes across a number of product lines in North America. Changes in exchange rates increased sales by 2%.

Earnings from operations were $23.7, or 13% of sales in 2007, compared with $18.3, or 8% of sales, in 2006. The increase in earnings is primarily attributable to benefits of our restructuring initiatives and a favorable product mix primarily due to the divestiture of the water treating chemicals product line, partially offset by a $4.1 increase in raw material costs from the second quarter of 2006.

Cytec Surface Specialties

                                           Total                     % Change Due to
                                                             --------------------------------
                                 2007        2006  % Change    Price    Volume/Mix  Currency
---------------------------------------------------------------------------------------------
North America                 $     94.6  $    93.9        1%        3%       -2%          -
Latin America                       18.4       15.1       22%        6%       10%          6%
Asia/Pacific                        69.7       69.4        1%        5%       -5%          1%
Europe/Middle East/Africa          236.9      212.4       12%        8%       -4%          8%
                              ---------------------------------------------------------------
Total                         $    419.6  $   390.8        7%        6%       -3%          4%
---------------------------------------------------------------------------------------------

Selling volumes decreased 3% primarily due to lower sales of liquid coating resins (aminos lower due to price competition partially offset by higher waterborne resins) and powder coatings resins in North America. In Asia/Pacific, we had lower sales primarily in powder coating resins due to weak demand and the impact from price competition on lower end products. In Europe, sales volumes were negatively impacted primarily by discontinuing unprofitable solvent-borne products and in Radcure resins due to lower demand in the industrial coatings sector. Selling prices were up 6% due to increases in liquid coating resins and powder coatings across all regions while selling prices were essentially flat in Radcure resins. Changes in exchange rates increased sales by 4%.

Earnings from operations were $32.8, or 8% of sales in 2007, compared with $29.5, or 8% of sales in 2006. The increase in earnings is primarily attributable to the higher selling prices which more than offset the increased raw material costs of $15.4, the lower selling volumes, and higher operating costs.

Cytec Engineered Materials




(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 7% primarily due to higher sales to the large commercial aircraft, business jet, and high performance automotive markets in North America and Europe. Overall prices increased 2% primarily due to price increases in a number of market segments in all regions except Latin America. Changes in exchange rates increased sales by 1%.

Earnings from operations were $34.8, or 21% of sales in 2007, compared with $28.3, or 19% of sales in 2006. The impact of the increased sales volumes and higher selling prices were partially offset by slightly higher raw material costs of $0.6, increased costs in manufacturing to support the higher production volumes, and higher commercial and research and development costs.

Building Block Chemicals

                                                                            % Change Due to
                                                             ----------------------------------------------
                                        Total
                                 2007      2006   % Change      Price    Volume/Mix  Divestiture  Currency
-----------------------------------------------------------------------------------------------------------
North America                 $    56.6 $     42.0       35%         2%         40%          -7%          -
Latin America(1)                    0.6        1.4        -          -           -            -           -
Asia/Pacific                        3.1        3.0        3%         4%          2%          -3%          -
Europe/Middle East/Africa          32.7       34.7       -6%        12%         14%         -32%          -
                              -----------------------------------------------------------------------------
Total                         $    93.0 $     81.1       15%         6%         28%         -19%          -
-----------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes were up 9%. Sales were negatively impacted 19% by the divestiture of the acrylamide product line which was more than offset by increased volumes of acrylonitrile to the purchaser of the divested product line. Excluding these items, sales of acrylonitrile were lower in the quarter due to a planned maintenance turnaround partially offset by higher melamine sales volume. The higher melamine sales volume is primarily due to increased capacity available following our takeover of the manufacturing plant in August 2006, which previously was a 50-50 manufacturing joint venture with a third party. Overall selling prices increased sales by 6%.

Earnings from operations were $4.6 or 5% of sales in 2007, compared with $6.4, or 6% of sales in 2006. The decrease in earnings was primarily due to unfavorable mix due to the divestiture of the acrylamide product line and the acrylonitrile planned maintenance turnaround in June 2007, partially offset by selling price increases which were in excess of raw material increases of $1.8.

Six Months Ended June 30, 2007, Compared With Six Months Ended June 30, 2006

Consolidated Results

Net sales for the first six months of 2007 were $1,727.5 compared with $1,672.5 for the prior year period, an increase of $55.0 or 3.3%. The Cytec Performance Chemicals segment sales volumes decreased primarily due to the divestiture of the water treating chemicals product line. Cytec Performance Chemicals also experienced slightly lower volumes in North America due to reduced demand partially offset by increased volumes in Europe and Asia. In the Cytec Surface Specialties segment, sales increased primarily as a result of the higher selling prices in liquid coating resins and powder coatings in all regions, plus favorable exchange rate changes partially offset by lower volumes in liquid coating resins and Radcure. The Cytec Engineered Materials segment sales increase was primarily volume related with higher sales to the large commercial aircraft and launch markets with price increases in a number of markets across most regions. The Building Block Chemicals segment sales were up despite the negative impact of the divestiture of the acrylamide product line which was more than offset by increased volumes of acrylonitrile to the purchaser of the divested product line and higher selling volumes of melamine as well as increased selling prices.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,361.7 or 79% for the first six months of 2007 compared with $1,333.7 or 80% of sales for the first six months of 2006. Most of the increase is associated with higher selling volumes and higher raw material costs of $51.7 partially offset by reduced costs due to the divestiture of the water treatment chemicals and acrylamide product lines and restructuring initiatives. The first six months of 2006 included a net restructuring charge of $21.3. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charge.

Selling and technical services was $103.0 in 2007 versus $106.9 in the prior year. The reduction was primarily due to the divestiture of the water treatment chemicals product line partially offset by higher spending in Engineered Materials and Surface Specialties.

Research and process development was $37.6 in 2007 versus $36.1 in the prior year primarily due to higher research and development spending in Engineered Materials and Surface Specialties to develop and qualify new products and applications. Partially offset by a decline due to the divestiture of the water chemicals product line.

Administrative and general expenses were $55.2 in 2007 versus $51.0 in the prior year. The increase in 2007 was primarily attributable to higher compensation expense and an increase in incentive compensation expenses. The first six months of 2006 includes integration expenses of $1.0 associated with transitioning off of UCB's information technology system infrastructure. Amortization of acquisition intangibles was $18.9 in 2007 versus $18.0 in the prior year primarily due to increased amortization of Radcure Trademarks.

Other income (expense), net was income of $1.5 in 2007 compared with income of $14.0 in the prior year period. Included in the first six months of 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 10 to the consolidated financial statements.

Equity in earnings of associated companies was $0.4 in 2007 versus $1.7 in the prior year. The decline is attributable to the market share loss at a major customer of our associated company.

Interest expense, net was $21.6 in 2007 compared with $29.1 in the prior year. The decrease is primarily due to the lower average debt compared to the prior year.

The effective rate for the six months ended June 30, 2007 was a tax provision of 27.6% ($40.6) compared to 22.6% ($25.6) for the six months ended June 30, 2006. The 2007 effective tax rate for year to date was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded in the first quarter on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding these items and accrued interest and penalties on unrecognized tax benefits in accordance with FIN 48, the underlying estimated annual effective tax rate for the six months ended June 30, 2007 was 29.3%, with a normalized annual effective rate of 29.75% including such interest and penalties.

The effective tax rate for the first six months of 2006 was 22.6% ($25.6) which was favorably impacted by a tax benefit from a restructuring charge recorded at 29.6%, and the gain on the favorable decision in a legal dispute partially recorded in a lower tax entity, resulting in an effective rate of 20%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of 2002 and 2003 U.S. tax audits. Excluding these items, the underlying annual effective tax rate for the six months ended June 30, 2006 was 27%.

Net earnings for 2007 were $106.5 ($2.17 per diluted share) compared with net earnings for 2006 of $86.6 ($1.79 per diluted share). The improvement in net earnings is primarily attributable to higher operating earnings from increased selling volumes, increased selling prices in excess of raw material costs, and benefits from prior restructuring initiates. Earnings also increased due to lower net interest expense. These increases were partially offset by the higher effective tax rate discussed above.

Net earnings for 2006 were $86.6 ($1.79 per diluted share) which included an after-tax net restructuring charge of $15.7, an after-tax gain of $12.4 related to a favorable resolution of a legal dispute, an income tax benefit of $3.5 related to the completion of prior years tax audits and the cumulative effect of an accounting change after-tax charge of $1.2 related to the adoption of SFAS 123R.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Cytec Performance Chemicals

                                           Total                             % Change Due to
                                                              ----------------------------------------------
                                 2007       2006  % Change      Price    Volume/Mix  Divestiture  Currency
------------------------------------------------------------------------------------------------------------
North America                 $    132.7 $   176.2      -25%         -           -6%         -19%         -
Latin America                       61.6      67.2       -8%         2%          -8%          -3%         1%
Asia/Pacific                        66.5      60.6       10%        -2%          15%          -5%         2%
Europe/Middle East/Africa          103.0     151.6      -32%         -            2%         -38%         4%
                              ------------------------------------------------------------------------------
Total                         $    363.8 $   455.6      -20%         -           -1%         -21%         2%
------------------------------------------------------------------------------------------------------------

Overall selling volumes decreased 22% primarily due to the divestiture of the water treating chemicals product line. In North America, there was lower volumes in most product lines. In Latin America, selling volumes are down principally due to timing of mine fills. Overall volume in Asia Pacific increased 15% primarily due to volume gains in mining chemicals and specialty additives product lines. Overall average price was flat as price increases were offset by customer mix. Changes in exchange rates increased sales by 2%.

Earnings from operations were $36.6, or 10% of sales, compared with $36.2 or 8% of sales in 2006. Earnings were up slightly and operating margins improved as the favorable product mix and benefits of the 2006 polymer additives cost restructuring more than offset the lost contribution of the divested water treating chemical product line and raw material cost increases $7.7.

Cytec Surface Specialties

                            Total                      % Change Due to
                                               --------------------------------
                   2007      2006   % Change     Price   Volume/Mix  Currency
-------------------------------------------------------------------------------
North America   $   180.1 $   193.2        -7%        3%      -10%           -
Latin America        34.5      29.4        17%        4%        9%           4%
Asia/Pacific        133.0     128.1         4%        6%       -3%           1%
Europe/Middle
 East/Africa        476.5     414.0        15%        7%       -1%           9%
               ----------------------------------------------------------------
Total           $   824.1 $   764.7         8%        6%       -3%           5%
-------------------------------------------------------------------------------

Overall selling volumes decreased 3% primarily due to weak demand across most product lines in North America and lower sales of solvent borne resin products due to the discontinuance of certain products. Overall selling prices increased 6% primarily due to higher selling prices in liquid coating resins and powder in all regions. Overall Radcure resin volumes were down 2% primarily due to weaker demand in North America and price competition while overall Radcure prices were basically flat. Changes in exchange rates increased sales by 5% across all product lines and most regions.

Earnings from operations were $48.5, or 6% of sales, compared with $58.9, or 8% of sales in 2006. The decrease in earnings is primarily attributable to the lower selling volumes, higher raw materials of $38.3, and higher operating expenses partially offset by increased selling prices of $43.6.

Cytec Engineered Materials

                                           Total                      % Change Due to
                                                              -------------------------------
                                 2007        2006   % Change    Price   Volume/Mix  Currency
---------------------------------------------------------------------------------------------
North America                 $    206.9  $    180.2       15%        2%        13%        -
Latin America(1)                     0.6         0.6        -         -          -         -
Asia/Pacific                        24.0        20.8       15%        1%        14%        -
Europe/Middle East/Africa           98.6        89.1       11%        2%         6%        3%
                              ---------------------------------------------------------------
Total                         $    330.1  $    290.7       14%        2%        11%        1%
---------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 11% from higher volumes to the large commercial aircraft primarily due to build rates and new program sales into the launch vehicle market segment. Net selling prices increased 2% due to price increases across a number of markets in most regions. Changes in exchange rates increased sales by 1%.

Earnings from operations were $67.4, or 20% of sales, compared with $52.2, or 18% of sales in 2006. The impact of the increased sales on operating earnings due to higher volumes and higher selling prices was partially offset by increased raw material costs of $2.0, higher manufacturing costs as a result of increased production volumes, and higher technical and research and development expenditures.

Building Block Chemicals

                                           Total                            % Change Due to
                                                              -------------------------------------------
                                 2007       2006  % Change      Price   Volume/Mix Divestiture Currency
---------------------------------------------------------------------------------------------------------
North America                 $    112.8 $    86.2       31%         -         38%       -7%            -
Latin America(1)                     1.1       2.8        -          -          -         -             -
Asia/Pacific                        11.7      12.0       -3%        17%       -19%       -1%            -
Europe/Middle East/Africa           83.9      60.5       39%        12%        65%      -38%            -
                              ---------------------------------------------------------------------------
Total                         $    209.5 $   161.5       30%         6%        43%      -19%            -
---------------------------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes were up 24%. Sales were negatively impacted 19% by the divestiture of the acrylamide product line which was more than offset by increased volumes of acrylonitrile to the purchaser of the divested product line. Melamine sales were higher in the six month period primarily due to increased capacity available following our takeover of the manufacturing plant in August 2006, which previously was a 50-50 manufacturing joint venture with a third party. Overall selling prices increased sales by 6%.

Earnings from operations were $7.2, or 3% of sales in 2007, compared with $6.3, or 3% of sales in 2006. The increase in earnings was primarily due to the higher volumes of acrylonitrile and melamine as well as 6% higher selling prices partially offset by the divestiture of the acrylamide product line, higher raw material costs of $3.8, and lower production due to the planned maintenance turnaround of the acrylonitrile manufacturing facility in June 2007.

LIQUIDITY AND FINANCIAL CONDITION

At June 30,  2007 our cash  balance  was $30.8  compared  with $23.6 at year end
2006.

Cash flows provided by operating activities were $90.9 in 2007 compared with $94.9 in 2006. Trade accounts receivable increased $57.6 reflecting the increase in sales and inventory increased $7.0 due to higher inventory levels to meet increasing demand. Accrued expenses decreased $20.3 primarily due to payments in excess of current accruals for: incentive compensation and profit sharing of $9.4, restructuring related activities of $4.8 and customer rebate payments of approximately $2.5.

Cash flows used in investing activities were $12.3 for 2007 compared with $40.9 for 2006. This decrease was primarily attributable to the proceeds of $27.1 related to the sale of our water treatment chemicals and acrylamide product line to Kemira Group. Capital spending for the first half of 2007 was $39.4, although this is expected to trend higher as activity on our expansion projects in the Engineered Materials and Surface Specialty segments increase over the remainder of the year.

Net cash flows used in financing activities were $73.0 in 2007 compared with $83.5 for 2006. This change is primarily due to a reduction in net debt repayments in 2007. In the first half of 2007, we had net debt repayments of $60.8 and treasury stock repurchases of 432,800 shares for $25.1, which were partially offset by proceeds received on the exercise of stock options of $19.0. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0, and extend the maturity date to June 2012. Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $34.3 and therefore, we have $365.7 of borrowing capacity unutilized at June 30, 2007.

Approximately $43.7 remained authorized under our stock buyback program as of June 30, 2007. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

On April 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, paid on May 25, 2007 to shareholders of record as of May 10, 2007. Cash dividends paid in the second quarter of 2007 and 2006 were $4.8 and $4.7, respectively, and for the six months ended June 30, 2007 and 2006 were $9.6 and $9.4, respectively. On July 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on August 27, 2007 to shareholders of record as of August 10, 2007.

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

There were no material changes in contractual obligations from December 31, 2006 to June 30, 2007. Reference is also made to Note 12 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $28.6 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2007 OUTLOOK

In our July 19, 2007 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2007 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2007 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted FIN 48. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 12 of the Consolidated Financial Statements for additional details on the impact of adoption of FIN 48.

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

Commodity Price Risk: At June 30, 2007, we held natural gas swaps, including the gas swaps for our Fortier plant, with an unfavorable fair value of $2.0, which will be reclassified into Manufacturing Cost of Sales through June 2008 as these swaps are settled.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $3.8 in the value of the swaps.

Interest Rate Risk: At June 30, 2007, our outstanding borrowings consisted of $42.1 of short-term borrowings and $841.9 of long-term debt, including the current portion. The long-term debt had a face value of $841.7 and a fair value, based on dealer quoted values, of approximately $818.7 at June 30, 2007.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2007, interest expense would increase/decrease by approximately $0.2 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At June 30, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2007, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $103.7. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2007, was $0.4. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2007 would decrease by approximately $15.8. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed US dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the US dollar to euro exchange rates on certain euro denominated intercompany loans receivable we have with one of our subsidiaries. At June 30, 2006, the unfavorable fair value of the five and ten year swaps were $20.9 and $17.8, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $53.9 on the combined value of the cross-currency swaps.

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into forward euro contracts to adjust the level of this net investment hedge. At June 30, 2007, we had forward contracts to purchase (euro)58.0 which were designated as a net investment hedge. Assuming other factors are held constant, a hypothetical decrease of 10% in the euro exchange rate would have an adverse impact of approximately $7.8 in the value of these forward contracts.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

There were no changes in internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table presents information about asbestos claims activity during the six months ended June 30, 2007:

---------------------------------------------------------------------------------------------------
                                                                       For the Six Month Period
                                                                                 Ended
                                                                             June 30, 2007
---------------------------------------------------------------------------------------------------
Number of claimants at beginning of period                                       8,600
Number of claimants associated with claims closed during period                   (300)
Number of claimants associated with claims opened during period                    200
---------------------------------------------------------------------------------------------------
Number of claimants at end of period                                             8,500
---------------------------------------------------------------------------------------------------

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

See also Note 10 of the Notes to the Consolidated Financial Statements herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the six months ended June 30, 2007, we repurchased common stock for $25.1 under our stock buyback program, which was suspended in October 2004 and reinstated in February 2007. Approximately $43.7 remained authorized under the buyback program as of June 30, 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

                                                                                Approximate Dollar
                                                              Total Number of     Value of Shares
                                                             Shares Purchased as  That May Yet Be
                      Total Number of    Average Price Per    Part of Publicly        Purchased
       Period         Shares Purchased          Share         Announced Program  Under the Program
----------------------------------------------------------------------------------------------------
March 1, 2007 -
 March 31, 2007           170,000              $57.04             170,000              $59.0
----------------------------------------------------------------------------------------------------
April 1, 2007 -
 April 30, 2007            72,000              $55.64              72,000              $55.0
----------------------------------------------------------------------------------------------------
 May 1, 2007 - May
  31, 2007                 78,000              $57.81              78,000              $50.5
----------------------------------------------------------------------------------------------------
 June 1, 2007 - June
  30, 2007                112,800              $60.75             112,000              $43.7
----------------------------------------------------------------------------------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Common Stockholders on April 19, 2007. At this meeting, the following matters were voted on:

     1. Election of Directors - Ms. Chris A. Davis and Messrs Louis L. Hoynes, Jr., and William P. Powell were elected Directors at the Annual Meeting for terms ending at the Annual Meeting of Stockholders in 2010 by the margins set forth below. In addition, the terms of the following directors continued after that meeting: Anthony G. Fernandes, Barry C. Johnson, David Lilley, Thomas W. Rabaut, Jerry R. Satrum, Raymond P. Sharpe and James R. Stanley.

                        Name                    Votes For       Votes Withheld
                --------------------------------------------------------------
                Chris A. Davis                  44,088,484        923,694
                Louis L. Hoynes, Jr.            43,607,804      1,404,374
                William P. Powell               42,610,529      2,401,649
                --------------------------------------------------------------

     2. The appointment of KPMG LLP as the Company's independent registered public accounting firm for 2007 was ratified by the following margin:

                        For                     Against         Abstain
                -------------------------------------------------------
                     44,508,855                 416,569         86,754
                -------------------------------------------------------

Item 5.  OTHER

REGULATORY DEVELOPMENTS

The Registration, Evaluation and Authorization of Chemicals ("REACH") legislation became effective in the European Union on June 1, 2007. This legislation requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. Covered substances must be pre-registered by December 31, 2008. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. The European Commission is preparing technical guidance documents to facilitate the implementation of REACH, but this guidance is not expected to be available until the end of 2007. Currently, REACH is expected to take effect in three primary stages over eleven years following the final effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We do not expect to incur significant costs for REACH compliance in 2007. However, the overall cost of compliance over the next 10-15 years could be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 6. EXHIBITS

        (a).    Exhibits

See Exhibit Index on page 33 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYTEC INDUSTRIES INC.

                                        By: /s/ David M. Drillock
                                            ---------------------
                                            David M. Drillock
                                            Vice President and
                                            Chief Financial Officer


August 1, 2007

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2007 and 2006

31.1 Certification of David Lilley, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2 Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1 Certification  of David  Lilley,  Chief  Executive  Officer  Pursuant to 18
     U.S.C.   Section  1350,   As  Adopted   Pursuant  to  Section  906  of  The
     Sarbanes-Oxley Act of 2002

32.2 Certification  of David Drillock,  Chief Financial  Officer  Pursuant to 18
     U.S.C.   Section  1350,   As  Adopted   Pursuant  to  Section  906  of  The
     Sarbanes-Oxley Act of 2002