Form 10-Q/A
period 2007-06-30
CYTEC INDUSTRIES INC/DE/
filed 2007-08-13
CIK 912513

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                               (Amendment No. 1)


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

EXPLANATORY NOTE:

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, originally filed on August 1, 2007, is being filed solely to add the financial table under the heading "Cytec Engineered Materials" on page 20 which was omitted in the original filing.

Except as described above, no other changes have been made to the Quarterly Report. This Amendment No. 1 to the Quarterly Report continues to speak as of the date of the Quarterly Report, and Registrant has not updated the disclosures contained in this Amendment No. 1 to the Quarterly Report to reflect any events that occurred at a date to the filing of the Quarterly Report.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents

                                                                                                      Page
Part I - Financial Information

        Item 1.         Consolidated Financial Statements                                                3
                        Consolidated Statements of Income                                                3
                        Consolidated Balance Sheets                                                      4
                        Consolidated Statements of Cash Flows                                            5
                        Notes to Consolidated Financial Statements                                       6
        Item 2.         Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                           18
        Item 3.         Quantitative and Qualitative Disclosures About Market Risk                      25
        Item 4.         Controls and Procedures                                                         26

Part II - Other Information

        Item 1.         Legal Proceedings                                                               28
        Item 2.         Unregistered Sales of Equity Securities, Use of Proceeds and Issuer
                        Purchases of Equity Securities                                                  29

        Item 4.         Submission of Matters to a Vote of Security Holders                             29
        Item 5.         Other                                                                           29
        Item 6.         Exhibits                                                                        30


Signature                                                                                               31
Exhibit Index                                                                                           32


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

Cytec Engineered Materials

                                           Total                     % Change Due to
                                                             --------------------------------
                                 2007      2006     % Change    Price  Volume/Mix  Currency
---------------------------------------------------------------------------------------------
North America                 $    106.5  $    95.4       12%        2%       10%          -
Latin America(1)                     0.2        0.3         -         -        -           -
Asia/Pacific                        11.9       12.5       -5%        1%       -6%          -
Europe/Middle East/Africa           48.0       43.4       11%        2%        7%          2%
                              ---------------------------------------------------------------
Total                         $    166.6  $   151.6       10%        2%        7%          1%
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


August 13, 2007

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