Form 10-Q
period 2007-09-30
CYTEC INDUSTRIES INC/DE/
filed 2007-10-31
CIK 912513

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

                For the quarterly period ended September 30, 2007


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

Large accelerated filer |X|   Accelerated filer |_|   Non-accelerated |_| filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_| No |X|


There were 47,800,853 shares of common stock outstanding at October 26, 2007.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                                                                           Page
Part I - Financial Information

               Item 1.      Consolidated Financial Statements                                                               3
                            Consolidated Statements of Income                                                               3
                            Consolidated Balance Sheets                                                                     4
                            Consolidated Statements of Cash Flows                                                           5
                            Notes to Consolidated Financial Statements                                                      6
               Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          20
               Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     27
               Item 4.      Controls and Procedures                                                                        28

Part II - Other Information

               Item 1.      Legal Proceedings                                                                              30
               Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity        31
                            Securities
               Item 5.      Other
               Item 6.      Exhibits                                                                                       31

Signature                                                                                                                  32
Exhibit Index                                                                                                              33


PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                             (Dollars in millions, except per share amounts)


                                                                   Three Months Ended     Nine Months Ended
                                                                      September 30,        September 30,
                                                                  -------------------------------------------
                                                                    2007      2006(1)     2007       2006(1)
-------------------------------------------------------------------------------------------------------------

Net sales                                                         $   875.1  $   863.4  $ 2,602.6   $ 2,535.9
Manufacturing cost of sales                                           683.8      698.3    2,045.6     2,032.2
Selling and technical services                                         52.3       54.9      155.3       161.8
Research and process development                                       18.0       18.4       55.5        54.5
Administrative and general                                             29.2       25.8       84.4        76.7
Amortization of acquisition intangibles                                 9.7       10.6       28.6        28.7
Gain on sale of assets held for sale                                     --         --       15.7          --
-------------------------------------------------------------------------------------------------------------
Earnings from operations                                               82.1       55.4      248.9       182.0
Other income (expense), net                                            (1.4)      (1.2)       0.1        13.0
Equity in earnings of associated companies                              0.5        0.8        0.9         2.5
Interest expense, net                                                  10.4       14.5       31.9        43.7
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative effect of
   accounting change                                                   70.8       40.5      218.0       153.8
Income tax provision                                                   18.4       15.4       59.1        40.9
-------------------------------------------------------------------------------------------------------------
Earnings before cumulative  effect of accounting change                52.4       25.1      158.9       112.9
Cumulative effect of accounting change (net of income
    tax benefit of $0.7)                                                 --         --         --        (1.2)
-------------------------------------------------------------------------------------------------------------
Net earnings                                                      $    52.4  $    25.1  $   158.9   $   111.7
-------------------------------------------------------------------------------------------------------------

Basic net earnings per common share:
Earnings before cumulative effect of accounting change            $    1.09  $    0.53  $    3.30   $    2.39
Cumulative effect of accounting change, net of taxes                     --         --         --       (0.03)
-------------------------------------------------------------------------------------------------------------
Net earnings                                                      $    1.09  $    0.53  $    3.30   $    2.36
-------------------------------------------------------------------------------------------------------------

Diluted net earnings per common share:
Earnings before cumulative effect of accounting change            $    1.06  $    0.52  $    3.23   $    2.32
Cumulative effect of accounting change, net of taxes                     --         --         --       (0.02)
-------------------------------------------------------------------------------------------------------------
Net earnings                                                      $    1.06  $    0.52  $    3.23   $    2.30
-------------------------------------------------------------------------------------------------------------

Dividends per common share                                        $    0.10  $    0.10  $    0.30   $    0.30
-------------------------------------------------------------------------------------------------------------

(1) 2006 results were restated to show the effect of Financial Accounting
Standards Board Staff Position No. AUG AIR-1, "Accounting for Planned Major
Maintenance Activities" ("FSP AUG-AIR 1"), which we adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated
Financial Statements.

See accompanying Notes to Consolidated Financial Statements




                                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                 (Dollars in millions, except per share amounts)
                                                                                       September 30,      December 31,
                                                                                           2007              2006(1)
-----------------------------------------------------------------------------------------------------------------------

Assets
Current assets
  Cash and cash equivalents                                                            $         68.7    $         23.6
  Trade accounts receivable, less allowance for doubtful accounts of
     $4.6 and $5.1 at September 30, 2007 and December 31, 2006, respectively                    584.3             510.3
  Other accounts receivable                                                                      63.4              81.5
  Inventories                                                                                   498.7             474.6
  Deferred income taxes                                                                           9.0               9.2
  Other current assets                                                                           21.6              15.4
  Assets held for sale                                                                            1.4              38.8
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          1,247.1           1,153.4
-----------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                               22.4              23.3

Plants, equipment and facilities, at cost                                                     1,987.0           1,895.5
     Less: accumulated depreciation                                                            (970.1)           (897.0)
-----------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                                   1,016.9             998.5
-----------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
     $126.6 and $92.1 at September 30, 2007 and December 31, 2006, respectively                 481.8             486.1
Goodwill                                                                                      1,082.2           1,042.5
Deferred income taxes                                                                            24.5              33.2
Other assets                                                                                     97.4              93.5
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $      3,972.3    $      3,830.5
-----------------------------------------------------------------------------------------------------------------------

Liabilities
Current liabilities
  Accounts payable                                                                     $        304.3    $        298.8
  Short-term borrowings                                                                          47.3              41.8
  Current maturities of long-term debt                                                          101.2               1.4
  Accrued expenses                                                                              203.5             203.8
  Income taxes payable                                                                           12.3              39.3
  Deferred income taxes                                                                          12.5               2.0
  Liabilities held for sale                                                                       0.5              16.3
-----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                  681.6             603.4
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  705.2             900.4
Pension and other postretirement benefit liabilities                                            338.6             371.1
Other noncurrent liabilities                                                                    321.8             273.6
Deferred income taxes                                                                           108.9             105.3

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 shares                                                                       0.5               0.5
Additional paid-in capital                                                                      269.6             258.5
Retained earnings                                                                             1,484.4           1,339.6
Accumulated other comprehensive income (loss)                                                    88.2              (5.7)
Treasury stock, at cost, 428,748 shares in 2007 and 510,006 shares in 2006                      (26.5)            (16.2)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    1,816.2           1,576.7
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $      3,972.3    $      3,830.5
-----------------------------------------------------------------------------------------------------------------------
   (1) Balances at December 31, 2006 have been restated to show the effect of
   FSP AUG-AIR 1, which was adopted retroactively during the first quarter of
   2007. For further details see Note 2 to the Consolidated Financial
   Statements.

See accompanying Notes to Consolidated Financial Statements


                                       CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                (Dollars in millions)


                                                                                            Nine Months Ended
                                                                                              September 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                         2007             2006(1)
--------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings                                                                        $        158.9    $        111.7
Non cash items included in net earnings:
  Depreciation                                                                                74.6              84.5
  Amortization                                                                                33.3              31.3
  Share-based compensation                                                                    10.0               8.8
  Deferred income taxes                                                                       14.8               7.7
  Gain on sale of assets                                                                     (15.7)               --
  Asset impairment charges                                                                      --              25.3
  Cumulative effect of accounting change, net of taxes                                          --               1.9
  Other                                                                                        2.5               3.2
Changes in operating assets and liabilities, excluding effects of divestiture:
  Trade accounts receivable                                                                  (51.3)            (58.4)
  Other receivables                                                                           16.7               7.3
  Inventories                                                                                 (5.0)            (48.4)
  Other assets                                                                                (3.8)              0.7
  Accounts payable                                                                            (5.9)             10.5
  Accrued expenses                                                                            (0.8)            (10.5)
  Income taxes payable                                                                        (9.2)             (9.4)
  Other liabilities                                                                          (24.6)             (5.0)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    194.5             161.2
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities
  Additions to plants, equipment and facilities                                              (65.7)            (62.2)
  Proceeds received on sale of assets                                                         30.2                --
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                        (35.5)            (62.2)
--------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from long-term debt                                                               222.0             188.7
  Payments on long-term debt                                                                (319.6)           (364.6)
  Change in short-term borrowings, net                                                         4.9              (0.7)
  Cash dividends                                                                             (14.4)            (14.1)
  Proceeds from the exercise of stock options                                                 31.8              40.5
  Purchase of treasury stock                                                                 (49.6)               --
  Excess tax benefits from share-based payment arrangements                                    8.5               9.4
  Other                                                                                        0.1              (0.1)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (116.3)           (140.9)
--------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                   2.4               2.6
--------------------------------------------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents                                              45.1             (39.3)
Cash and cash equivalents, beginning of period                                                23.6              68.6
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            $         68.7    $         29.3
--------------------------------------------------------------------------------------------------------------------
      (1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.

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

2. DEFERRED PLANNED MAINTENANCE COSTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP"). This FSP prohibits accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the "accrue-in-advance" methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. We adopted the FSP as of January 1, 2007 and restated our prior consolidated financial statements accordingly. Prior to adoption, we utilized the accrue-in-advance method for incremental costs to be incurred for the planned major maintenance activities in our Building Block Chemicals segment. We adopted the deferral method to account for maintenance expenses incurred for scheduled maintenance activities, which are amortized evenly until the next scheduled activity. The impact to our consolidated results of operations was a $0.3 increase in net earnings for the year ended December 31, 2006, and a $0.1 and a $0.3 increase in net earnings for the three and nine months ended September 30, 2006, respectively. As a result of these changes, basic and diluted earnings per share for the three months ended September 30, 2006 increased $0.01 per share. The impact on 2006 basic earnings per share for the nine months ended September 30, 2006 was an increase of $0.01 per share and diluted earnings per share is unchanged. The impact to our consolidated financial position was an increase in retained earnings of $6.6 as of December 31, 2006, as a result of an increase in other assets for $2.3 for the addition of prior unamortized deferred charges and a decrease in accrued expenses of $8.5, as well as adjustments of deferred taxes for these respective items. There was no impact to our 2006 net cash provided by operating activities in our consolidated statement of cash flows.

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

4. DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product line to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, R&D and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We will continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long term supply agreements. In addition, under various long term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated fair value. Sales of certain assets at subsidiaries in Asia/Pacific and Latin America were settled in the third quarter 2007. Settlements for working capital at the remaining subsidiaries in Asia/Pacific and Latin America are expected to occur in the fourth quarter 2007, and the transfer of a subsidiary in Latin America is expected to close in the fourth quarter of 2007 to complete the last phase of the transaction.

The timing of the flow of funds is as follows: approximately $208.0 was received in October 2006 for the first closing, and approximately $21.0 was received for the second closing in January 2007. We also received approximately $6.0 in February 2007 for a working capital adjustment from the first phase closing per the terms of the contract. During the third quarter of 2007, we received approximately $3.1 from completed transfers of the assets at various subsidiaries in Asia/Pacific and Latin America. An estimated $6.0 is expected to be received in the fourth quarter of 2007 from the third quarter transfers not yet settled in cash and the pending transfer of one subsidiary in Latin America, bringing estimated total proceeds to $244.0. We recorded a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $15.7 ($15.3 after-tax) in the first quarter of 2007 from the phase two closing.

At the time of the sale of the manufacturing facilities included in this transaction, we retained certain environmental liabilities related to those sites. It was anticipated that these liabilities would be transferred to Kemira at some point, and that the value assigned to these liabilities would be negotiated between the parties. We are currently in negotiations to transfer these liabilities, but a mutually agreed valuation has not yet been reached as of September 30, 2007. It is possible that the final valuation agreed for the transfer of these liabilities will exceed their current carrying values, and that could impact the final proceeds and could require an adjustment to our net earnings. In the event that an agreed valuation cannot be reached, we may retain these liabilities and continue to manage them ourselves.

The assets and liabilities of our water treatment chemicals and acrylamide product lines to be sold included in the September 30, 2007 and December 31, 2006 consolidated balance sheets are comprised of (excluding the aforementioned environmental liabilities):

  --------------------------------------------------------------------------
                                                 September 30,  December 31,
                                                     2007           2006
  --------------------------------------------------------------------------
  Accounts receivable                            $        0.6   $        6.5
  Inventories                                             0.8            4.3
  Property, plant and equipment                            --           26.6
  Other assets                                             --            1.4
  --------------------------------------------------------------------------
  Assets held for sale                           $        1.4   $       38.8
  --------------------------------------------------------------------------
  Accounts payable                               $         --   $        3.4
  Accrued liabilities                                     0.5           12.7
  Other noncurrent liabilities                             --            0.2
  --------------------------------------------------------------------------
  Liabilities held for sale                      $        0.5   $       16.3
  --------------------------------------------------------------------------

5. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management's view of its businesses.

For the three and nine months ended September 30, 2007, we recorded net restructuring charges of $2.8 and $5.4, respectively, primarily related to several restructuring initiatives including: the 2006 decision to shut down our manufacturing facility in Dijon, France, for costs that were anticipated at the time the decision was made but were not accruable at that time under relevant accounting rules as actual legal obligations had not yet been incurred; restructuring of our manufacturing site in Willow Island, WV to cease manufacture of several mature products in our polymer additives product line; and restructuring of our liquid coating resins plant in Wallingford, CT to exit a mature product line and consolidate and automate certain operations at the site. We expect to incur additional restructuring costs of approximately $5.2 in the remainder of 2007 and into 2008 that primarily relate to personnel and site closure costs that are not accruable at September 30, 2007 for the 2007 restructuring initiatives. In addition, we may incur additional site remediation and dismantlement costs for the Dijon facility. We are currently in the process of attempting to sell the site. The restructuring for the three months ended September 30, 2007 was charged as follows: manufacturing cost of sales $2.7, and administrative and general $0.1. The restructuring for the nine months ended September 30, 2007 was charged as follows: manufacturing cost of sales $5.0, and administrative and general $0.4.

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

2005 restructuring initiatives included aggregate charges of $16.8 related to both Cytec Engineered Materials and Cytec Specialty Chemicals segments. As of September 30, 2007, the reserve balance related to 2005 restructuring initiatives was $0.6.

A summary of the restructuring activity is outlined in the table below:


-----------------------------------------------------------------------------------------------------------------
                                                  2005             2006             2007
                                              Restructuring    Restructuring    Restructuring           Total
-----------------------------------------------------------------------------------------------------------------
Balance
   December 31, 2006                          $         1.4    $        13.5               --       $        14.9
-----------------------------------------------------------------------------------------------------------------
First Quarter 2007 charges                               --              0.8               --                 0.8
Cash payments                                          (0.7)            (1.8)              --                (2.5)
Currency translation adjustments                         --              0.2               --                 0.2
-----------------------------------------------------------------------------------------------------------------
Balance
   March 31, 2007                             $         0.7    $        12.7               --       $        13.4
-----------------------------------------------------------------------------------------------------------------
Second Quarter 2007 charges                              --              1.8               --                 1.8
-----------------------------------------------------------------------------------------------------------------
Cash payments                                          (0.2)            (4.6)              --                (4.8)
-----------------------------------------------------------------------------------------------------------------
Currency translation adjustments                        0.1               --               --                 0.1
-----------------------------------------------------------------------------------------------------------------
Balance
   June 30, 2007                              $         0.6    $         9.9               --       $        10.5
-----------------------------------------------------------------------------------------------------------------
Third Quarter 2007 charges                               --              0.8              2.0                 2.8
-----------------------------------------------------------------------------------------------------------------
Cash payments                                            --             (4.1)              --                (4.1)
-----------------------------------------------------------------------------------------------------------------
Non-cash charges                                         --               --             (0.8)(1)            (0.8)
-----------------------------------------------------------------------------------------------------------------
Currency translation adjustments                         --              0.1               --                 0.1
-----------------------------------------------------------------------------------------------------------------
Balance
   September 30, 2007 (2)                     $         0.6              6.7              1.2       $         8.5
-----------------------------------------------------------------------------------------------------------------
(1) Restructuring charge includes a $0.8 charge for asset write-downs relating to excess raw material inventory and spare parts at Willow Island.
(2) Cash payments related to the above restructurings are expected to be completed by the second quarter of 2008, except for certain long-term severance payments.


6.  SHARE-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. In accordance with SFAS 123R, we recorded charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $3.1 and $9.5 for the three and nine months ended September 30, 2007, respectively. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.6 and a non-cash credit of $0.4 for cash-settled SARS (as a result of the new requirement to record expense at fair value) and non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net charge of $1.2, net of a tax benefit of $0.7. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.03 and $0.02 per share, respectively, for the nine months ended September 30, 2006.

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The assumptions for the nine months ended September 30, 2007 and 2006 are noted in the following table:


     ----------------------------------------------------------------------
                                                      2007        2006
     ----------------------------------------------------------------------
     Expected life (years)                             6.2         5.7
     Expected volatility                              27.2%       37.6%
     Expected dividend yield                          0.69%       0.81%
     Range of risk-free interest rate              4.8% - 5.2%  4.4% - 4.7%
     Weighted-average fair value per option          $19.50      $19.01
     ----------------------------------------------------------------------

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At September 30, 2007, there are approximately 4,700,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2007 is presented below.


-------------------------------------------------------------------------------------------------
                                                                       Weighted
                                                         Weighted      Average
                                                         Average       Remaining      Aggregate
  Options and Stock-Settled SARS        Number of        Exercise     Contractual     Intrinsic
             Activity:                    Units           Price       Life (Years)      Value
-------------------------------------------------------------------------------------------------

     Outstanding at January 1, 2007       4,339,920    $      35.00
                            Granted         586,006           58.22
                          Exercised        (921,251)          35.85
                          Forfeited        (134,393)          49.88
-------------------------------------------------------------------------------------------------
  Outstanding at September 30, 2007       3,870,282    $      37.79            5.5   $      118.4
-------------------------------------------------------------------------------------------------
  Exercisable at September 30, 2007       2,812,426    $      31.80            4.3   $      102.9
-------------------------------------------------------------------------------------------------


     --------------------------------------------------------------------
                                                              Weighted
                                                              Average
       Nonvested Options and Stock-Settled      Number of    Grant Date
                      SARS:                       Units      Fair Value
     --------------------------------------------------------------------
                Nonvested at January 1, 2007    1,088,466   $       18.24
                                     Granted      586,006           19.50
                                      Vested     (513,811)          17.77
                                   Forfeited     (102,805)          19.05
     --------------------------------------------------------------------
             Nonvested at September 30, 2007    1,057,856   $       19.09
     --------------------------------------------------------------------


During the nine months ended September 30, 2007, we granted 586,006 units of stock-settled SARS and stock options. We did not grant any stock-settled SARS prior to 2006. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the nine months ended September 30, 2007 and 2006 was $19.50 and $19.01 per share, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2007 and 2006 was $24.9 and $25.6, respectively. Treasury shares have been utilized for stock option exercises. The total fair value of stock options vested during the nine months ended September 30, 2007 and 2006 was $9.1 and $9.7, respectively.

As of September 30, 2007, there was $10.6 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.6 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of September 30, 2007 and December 31, 2006 was approximately $0.5 and $0.4, respectively.

Cash received (for stock options only) and the total tax benefit realized from stock options and stock-settled SARS exercised were $31.8 and $9.1 for the nine months ended September 30, 2007 and $40.5 and $9.4 for the nine months ended September 30, 2006, respectively. Cash used to settle cash-settled SARS was $0.8 and $0.3 for the nine months ended September 30, 2007 and 2006, respectively. The liability related to our cash-settled SARS was $5.1 at September 30, 2007 and $4.3 at December 31, 2006.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance stocks awarded in 2005 relate to the 2007 performance period. The total amount of share-based compensation expense recognized for non-vested and performance stock for the three and nine months ended September 30, 2007 was $0.1 and $0.3, respectively, and $0.3 and $1.0 for the three and nine months ended September 30, 2006, respectively.

Upon adoption of SFAS 123R, we calculated our additional paid-in capital pool ("APIC Pool") to be $41.4. Exercises of stock options and stock-settled SARS since the adoption increased the APIC Pool to $60.5 at September 30, 2007.

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

The following shows the reconciliation of weighted-average shares:


                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                      -------------------------------------------------
                                         2007         2006         2007         2006
---------------------------------------------------------------------------------------

Weighted average shares outstanding   48,186,403   47,623,743   48,166,828   47,321,317
Effect of dilutive shares:
    Options and stock-settled SARS     1,118,913    1,003,117    1,055,141    1,101,690
    Performance/Restricted Stock          25,267       72,789       24,145       66,727
---------------------------------------------------------------------------------------
Adjusted average shares outstanding   49,330,583   48,699,649   49,246,114   48,489,734
---------------------------------------------------------------------------------------


Outstanding stock options to purchase 35,068 and 10,500 shares of common stock as of September 30, 2007 and 2006, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 508,945 and 628,940 of outstanding stock-settled SARS as of September 30, 2007 and 2006, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.


8. INVENTORIES

Inventories consisted of the following:

        -----------------------------------------------------------------
                                        September 30,     December 31,
                                             2007             2006
        -----------------------------------------------------------------
        Finished goods                           $345.6           $333.4
        Work in process                            36.6             26.4
        Raw materials & supplies                  116.5            114.8
        -----------------------------------------------------------------
        Total inventories                         498.7           $474.6
        -----------------------------------------------------------------

9. DEBT

Long-term debt, including the current portion, consisted of the following:


-----------------------------------------------------------------------------------------------------
                                                                  September 30, 2007 December 31, 2006
-----------------------------------------------------------------------------------------------------
                                                                           Carrying          Carrying
                                                                    Face    Value     Face     Value
-----------------------------------------------------------------------------------------------------

Five-Year Term Loan Due February 15, 2010                         $     -- $     -- $   52.6 $   52.6
Five-Year Revolving Credit Line Due June 7, 2012                        --       --     42.0     42.0
6.75% Notes Due March 15, 2008                                       100.0     99.7    100.0     99.3
5.5% Notes Due October 1, 2010                                       250.0    249.8    250.0    249.7
4.6% Notes Due July 1, 2013                                          200.0    201.3    200.0    201.5
6.0% Notes Due October 1, 2015                                       250.0    249.5    250.0    249.4
Other                                                                  6.1      6.1      7.3      7.3
-----------------------------------------------------------------------------------------------------
                                                                  $  806.1 $  806.4 $  901.9 $  901.8
Less: Current maturities                                             101.5    101.2      1.4      1.4
-----------------------------------------------------------------------------------------------------
Long-term debt                                                    $  704.6 $  705.2 $  900.5 $  900.4
-----------------------------------------------------------------------------------------------------


During the first quarter of 2007, we repaid the $52.6 outstanding balance at December 2006 under the five-year term loan and terminated this facility. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. There were no borrowings against the $400.0 unsecured five-year revolving credit facility at September 30, 2007. This facility contains covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt was 5.07% and 4.81% for the nine months ended September 30, 2007 and 2006, respectively. The weighted-average interest rate on short-term borrowing outstanding as of September 30, 2007 and 2006 was 4.69% and 4.62%, respectively.

10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2007 and December 31, 2006, the aggregate environmental related accruals were $104.9 and $102.7, respectively. As of September 30, 2007 and December 31, 2006, $7.4 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2007 and 2006 was $1.0 and $0.9, respectively, and for the nine months ended September 30, 2007 and 2006 was $3.1 and $3.0, respectively.

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

During the third quarter of 2006, we completed a study of our asbestos related contingent liabilities and related insurance receivables. We previously commissioned a similar study in 2003. These studies are based on, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim and estimated future claims. In conjunction with this study, we also conducted a detailed review of our insurance position and estimated insurance recoveries. We expect to recover close to 54% of our future indemnity costs and certain defense and processing costs already incurred. We anticipate updating the study approximately every three years or earlier if circumstances warrant. We are in the process of negotiating coverage in place and commutation agreements with several of our insurance carriers.

As a result of the findings from the 2006 study, we recorded an increase of $9.0 in September 2006 to our self insured and insured contingent liabilities for pending and anticipated probable future claims and recorded a higher receivable for probable insurance recoveries for past, pending and future claims of $6.8. The reserve increase is attributable to higher settlement values which more than offset a decrease in number of claimants. The increase in the receivable is a result of the higher gross liability plus an increase in overall projected insurance recovery rates.

As of September 30, 2007 and December 31, 2006, the aggregate self-insured and insured contingent liability was $70.7 and $72.4, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $37.7 at September 30, 2007 and $40.9 at December 31, 2006. The asbestos liability included in the above amounts at September 30, 2007 and December 31, 2006 was $54.0 and $54.6, respectively, and the insurance receivable related to the asbestos liability as well as claims for past payments was $35.8 at September 30, 2007 and $38.1 at December 31, 2006. We anticipate receiving a net tax benefit for payment of those claims to which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:


--------------------------------------------------------------------------------------------------
                                                                   Nine Months
                                                                      Ended           Year Ended
                                                                  September 30,      December 31,
                                                                       2007              2006
                                                                  --------------    --------------

Number of claimants at beginning of period                            8,600            22,200
Number of claimants associated with claims closed during period        (700)          (15,800)
Number of claimants associated with claims opened during period         300             2,200
                                                                  --------------    --------------
Number of claimants at end of period                                  8,200             8,600
--------------------------------------------------------------------------------------------------


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

At September 30, 2007, we are among several defendants in approximately 40 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including: funds for the cost of monitoring; detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. Accordingly, no loss contingency has been recorded.

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 30 similar cases in Wisconsin and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court's dismissal of the plaintiff's strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 30 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and no loss contingency has been recorded.

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

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, are as follows:


                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                  2007        2006(1)      2007           2006(1)
-------------------------------------------------------------------------------------------------

Net earnings as reported                        $    52.4    $    25.1   $   158.9      $   111.7
Other comprehensive income:
     Accumulated pension liability (2)               (3.0)          --        14.8             --
     Unrealized gains on cash flow hedges             8.6         13.7        19.0            5.1
     Foreign currency translation adjustments        46.4          2.9        60.1(3)        41.5
-------------------------------------------------------------------------------------------------
Comprehensive income (loss)                     $   104.4    $    41.7   $   252.8      $   158.3
-------------------------------------------------------------------------------------------------
(1)        2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see Note 2 to the Consolidated Financial Statements.
(2)        2007 includes amortization, impacts of a curtailment and
           remeasurement related to certain U.S. plans, and a settlement in the
           Netherlands related to the sale of the water treatment and acrylamide product lines. For further details see Note 17 to the Consolidated
           Financial Statements.
(3)        2007 includes the impact of recognizing $13.8 of foreign currency translation adjustments in first quarter net earnings as a component of the gain on the sale of the water treatment and acrylamide product lines.


12. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2007 was a tax provision of 26.0% ($18.4) and 27.1% ($59.1), respectively, compared to 38.2% ($15.4) and 26.7% ($40.9) for the three and nine months ended September 30, 2006. Included in the amount for the third quarter 2007 is a $3.5 tax benefit as a result of the recently enacted tax legislation that lowered the German corporate tax rates effective January 1, 2008, thereby requiring a commensurate reduction in our net deferred tax liabilities with respect to this tax jurisdiction. The 2007 effective tax rate for the quarter and year to date was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded in the first quarter of 2007 on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding these items and accrued interest and penalties on unrecognized tax benefits in accordance with FIN 48 as described below, the underlying estimated annual effective tax rate for the nine months ended September 30, 2007 was 29.7%, with a normalized effective rate of 30.25% including such interest and penalties. We increased our normalized effective tax rate to 30.25% in the third quarter, compared to 29.75% for the six months ended June 30, 2007, primarily due to changes in the estimated profitability mix by entity.

The 2006 effective tax rate for the quarter and year to date was negatively impacted by the limited tax benefit available on the French asset impairment charge offset by the positive impact of a tax benefit from a restructuring charge recorded at 29.6%, the favorable resolution of a legal dispute which was effectively recorded at a tax provision of 20% and a reduction in income tax expense of $3.5 as a result of the completion of prior years U.S. tax audits.

In 2005, we received a final notice from the Norwegian Assessment Board disclosing an increase to taxable income with respect to a 1999 restructuring of certain of our European operations. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($15.4). We unsuccessfully contested this assessment before a Norwegian tribunal in 2006 and filed an appeal in response to this adverse decision during the first quarter of 2007. During the third quarter of 2007, the Norwegian Court of Appeals in a 2 to 1 decision upheld the original tax assessment of approximately 84.0 Norwegian krone ($15.4). After reviewing the Court of Appeals decision and the merits of the case, we have decided to appeal the case to the Norwegian Supreme Court during the fourth quarter of 2007.

In the event the Norwegian authorities ultimately prevail in their assessment, approximately 22.0 Norwegian krone ($4.0) of tax related to this matter will be remitted in subsequently filed tax returns beginning with the 2005 taxable period in accordance with Norwegian law. As a result, we remitted 4.4 Norwegian krone ($0.7) of additional tax in 2006 for the 2005 taxable period related to this dispute. Accordingly, the accrued balance at September 30, 2007 for this contingency was 24.7 Norwegian krone ($4.5), which represents our remaining liability (including interest) regarding this matter in the event we ultimately accept the Norwegian's court decision as final. We also expect to pay 3.5 Norwegian krone ($0.6) during 2007 for this issue related to the 2006 taxable period.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 decrease in the liability for unrecognized tax benefits. This decrease in liability resulted in an increase to the January 1, 2007 retained earnings balance in the amount of $0.3. In addition, as of January 1, 2007, we reclassified $19.3 of unrecognized tax benefits from current taxes payable to non-current taxes payable, which is included in other non-current liabilities on the consolidated balance sheet. The amount of unrecognized tax benefits at January 1, 2007 is $25.6 (gross) of which $18.9 would impact our effective tax rate, if recognized. As of September 30, 2007, the amount of unrecognized tax benefits is $31.6 (gross) of which $23.2 would impact our effective tax rate, if recognized. There are no known uncertain tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in our unrecognized tax benefits.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties of approximately $2.4 as of January 1, 2007, increasing to approximately $3.3 as of September 30, 2007.

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


13. OTHER FINANCIAL INFORMATION

On July 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, paid on August 27, 2007 to shareholders of record as of August 10, 2007. Cash dividends paid in the third quarter of 2007 and 2006 were $4.8 and $4.7, respectively, and for the nine months ended September 30, 2007 and 2006 were $14.4 and $14.1, respectively. On October 18, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on November 26, 2007 to shareholders of record as of November 9, 2007.

Income taxes paid for the nine months ended September 30, 2007 and 2006 were $45.4 and $43.1, respectively. Interest paid for the nine months ended September 30, 2007 and 2006 was $31.5 and $42.4, respectively. Interest income for the nine months ended September 30, 2007 and 2006 was $1.1 and $1.4, respectively.

UCB SA ("UCB") was considered a related party during the year ended December 31, 2006 since it then owned more than 10% of Cytec's outstanding common stock. UCB announced in March 2007 that it had sold all of its Cytec shares and as a result, UCB is no longer a related party. As of September 30, 2007 and December 31, 2006, $2.4 was owed from UCB, which is included in other accounts receivable on the accompanying consolidated balance sheet. The balance represents amounts to be received from UCB for certain pre-acquisition tax liabilities which we have paid or will pay as a result of our acquisition of Surface Specialties.

14. SEGMENT INFORMATION

Summarized segment information for our four segments for the three and nine months ended September 30 is as follows:


                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                      ----------------------    ----------------------
                                        2007        2006(1)       2007        2006(1)
                                      ---------    ---------    ---------    ---------

Net sales

Cytec Performance Chemicals
     Sales to external customers      $   180.7    $   233.0    $   544.6    $   688.6
     Intersegment sales                     1.1          1.3          4.8          5.2
Cytec Surface Specialties                 413.0        383.6      1,237.0      1,148.3
Cytec Engineered Materials                162.2        150.9        492.3        441.6
Building Block Chemicals
     Sales to external customers          119.2         95.9        328.7        257.4
     Intersegment sales                     8.8         20.8         26.8         67.2
                                      ---------    ---------    ---------    ---------
Net sales from segments                   885.0        885.5      2,634.2      2,608.3
Elimination of intersegment revenue        (9.9)       (22.1)       (31.6)       (72.4)
                                      ---------    ---------    ---------    ---------

Net sales                             $   875.1    $   863.4    $ 2,602.6    $ 2,535.9
--------------------------------------------------------------------------------------



                                          % of                  % of              % of                  % of
                                          sales                 sales             sales                sales
                                          ------     ------    ------    ------   ------    ------    ------
Earnings (loss) from operations
-------------------------------

Cytec Performance Chemicals     $ 18.3        10%    $ 20.8         9%   $ 54.9       10%   $ 56.8         8%
Cytec Surface Specialties         31.2         8%      18.8         5%     79.7        6%     78.0         7%
Cytec Engineered Materials        28.8        18%      26.7        18%     96.2       20%     78.8        18%
Building Block Chemicals           9.4         7%      10.1         9%     16.6        5%     16.3         5%
                                ------               ------              ------             ------

Earnings from segments            87.7        10%      76.4         9%    247.4        9%    229.9         9%

Corporate and Unallocated (2)     (5.6)               (21.0)                1.5              (47.9)
                                ------               ------              ------             ------

Earnings from operations        $ 82.1         9%    $ 55.4         6%   $248.9       10%   $182.0         7%
-------------------------------------------------------------------------------------------------------------


(1) 2006 results were restated to show the effect of FSP AUG-AIR 1, which was adopted retroactively during the first quarter of 2007. For further details see
Note 2 to the Consolidated Financial Statements.

(2) In the third quarter of 2007 Corporate and Unallocated includes a net restructuring charge of $2.8 for costs related to the shut down of a manufacturing facility in France and restructuring of our polymer additive manufacturing facility in Willow Island and our liquid coating resins manufacturing facility in Wallingford. For nine months 2007, Corporate and Unallocated includes a restructuring charge of $5.4 for the aforementioned items and a $15.7 gain as a result of completion of the second phase of the sale of our water treatment chemicals and acrylamide product lines to Kemira (see Note 4 and 5). Nine months 2006 Corporate and Unallocated includes an asset impairment charge of $15.4 and a net restructuring charge of $22.6 principally relating to permanently shutting down manufacturing operations in Dijon, France and $15.7 gain relating to a resolution of a legal dispute (see note 10).

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.


----------------------------------------------------------------------------------------------------------------------------
                                              Cytec                             Cytec
                                           Performance     Cytec Surface      Engineered
                                            Chemicals       Specialties       Materials        Corporate          Total
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                $         88.2   $        712.4   $        241.2   $          0.7   $      1,042.5
     Currency exchange rate changes                  2.7             37.0               --               --             39.7
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007               $         90.9   $        749.4   $        241.2   $          0.7   $      1,082.2
----------------------------------------------------------------------------------------------------------------------------


Other acquisition intangibles consisted of the following major classes:


                                                                            Accumulated
                      Weighted           Gross carrying value               amortization                   Net carrying value
                      Average      -------------------------------------------------------------------------------------------------
                    Useful Life    September 30,   December 31,     September 30,     December 31,    September 30,    December 31,
                      (years)              2007            2006              2007             2006             2007            2006
                   -----------------------------------------------------------------------------------------------------------------
Technology-based             15.2  $         56.7  $         53.9   $        (22.8)  $        (19.1)  $         33.9  $         34.8
Marketing-related            <2.0             2.1             1.9             (1.9)            (1.2)             0.2             0.7
Marketing-related            15.8            64.6            62.3            (19.7)           (15.0)            44.9            47.3
Marketing-related            40.0            47.0            43.6             (1.5)            (0.5)            45.5            43.1
Customer-related             15.0           438.0           416.5            (80.7)  $        (56.3)           357.3           360.2
------------------------------------------------------------------------------------------------------------------------------------
Total                              $        608.4  $        578.2   $       (126.6)  $        (92.1)  $        481.8   $       486.1
------------------------------------------------------------------------------------------------------------------------------------


Amortization of acquisition intangibles for the three months ended September 30, 2007 and 2006 was $9.7 and $10.6, respectively, and for the nine months ended September 30, 2007 and 2006 were $28.6 and $28.7, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal year 2007 is $38.2, for the years 2008 and 2009 is $37.5 per year, and for the years 2010 and 2011 is $37.4 per year.

16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At September 30, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2007, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $139.6. Of this total, $134.4 was attributed to the net exposure in forward selling of U.S. dollars. The remaining $5.2 was the net exposure in forward selling of Euros, translated into U. S. dollar equivalent amount. The favorable fair value of currency contracts, based on forward exchange rates at September 30, 2007, was $2.5 (unfavorable fair value at December 31, 2006 of $1.3).

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward euro contracts to adjust the amount of the net investment hedge. At September 30, 2007, we had designated forward contracts to purchase (euro)58.0.

In September 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 each on the settlement date of the 5-Year Notes due October 1, 2010 and 10-Year Notes due October 1, 2015. At the initial principal exchange, we paid U.S. dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that result from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany receivables we have with one of our subsidiaries. At September 30, 2007, the unfavorable fair values of the five and ten year swaps were $31.5 and $27.0, respectively, and at December 31, 2006, the unfavorable fair values of the five and ten year swaps were $16.9 and $16.4, respectively.

Commodity Hedging Activities

At September 30, 2007, we held natural gas swaps with an unfavorable fair value of $2.0, which will be reclassified into Manufacturing Cost of Sales through August 2008 as these swaps are settled.

For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                                                 Postretirement
                                           Pension Plans              Plans
                                          ----------------      ---------------
                                             Three Months Ended September 30,
                                          -------------------------------------
                                          2007       2006       2007      2006
-------------------------------------------------------------------------------
Service cost                              $ 4.5      $ 6.1      $ 0.3     $ 0.2
Interest cost                              10.4       12.4        3.0       3.4
Expected return on plan assets            (11.6)     (12.0)      (0.8)     (1.0)
Net amortization and deferral               3.1        8.8       (2.5)     (2.6)
                                          -----      -----      -----     -----
Net periodic cost                         $ 6.4      $15.3      $ 0.0     $ 0.0
-------------------------------------------------------------------------------
                                              Nine Months Ended September 30,
                                          -------------------------------------
                                          2007       2006       2007      2006
-------------------------------------------------------------------------------

Service cost                              $14.6      $18.6      $ 0.9     $ 0.6
Interest cost                              32.8       33.9       10.2       6.7
Expected return on plan assets            (33.4)     (33.3)      (3.2)     (2.4)
Net amortization and deferral              11.0       16.4       (7.7)     (4.5)
Curtailments/settlements (1)                3.3         --         --        --
                                          -----      -----      -----     -----
Net periodic cost                         $28.3      $35.6      $ 0.2     $ 0.4
-------------------------------------------------------------------------------

(1) Primarily represents a settlement charge related to the transfer of plan assets and liabilities in the Netherlands related to the sale of the water treatment and acrylamide product lines, which was charged against the gain on sale.

We disclosed in our 2006 Annual Report on Form 10-K that we expected to contribute $36.4 and $13.5, respectively, to our pension and postretirement plans in 2007. Through September 30, 2007, $33.2 and $9.5 in contributions were made, respectively.

In March 2007 we announced a change to certain of our U.S. pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was recorded in the first quarter of 2007, which resulted in a decrease in our pension liabilities of $13.4, with a corresponding increase in accumulated other comprehensive income ("AOCI") of $8.2 and an adjustment to deferred taxes of $5.2. The curtailment had an immaterial effect on our consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158") and accordingly, the liabilities and assets for the affected plans have been remeasured as of March 31, 2007. The remeasurement resulted in a decrease to pension liabilities of approximately $6.1, with a corresponding increase of $3.7 in AOCI, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007.

In September 2007, using updated demographic data, our actuaries revised the estimated funded status of our U.S pension plans as of January 1, 2007. As a result,. we recorded an increase of $6.8 to our U.S. pension liabilities, with a corresponding decrease of $4.1 in AOCI and an adjustment to deferred taxes for $2.7, to reflect the funded status at January 1, 2007 as determined by the actuarial valuation. In addition, we recorded adjustments to the estimated impact of the above mentioned first quarter event based on the same updated data. On a year-to-date basis, net of these adjustments, the plan curtailment resulted in a decrease in our pension liabilities of $14.9, with a corresponding increase in AOCI of $9.1 and an adjustment to deferred taxes of $5.8. The updated data did not effect the remeasurement recorded in the first quarter.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2007 and 2006 were $4.2 and $4.1, respectively, and for the nine months ended September 30, 2007 and 2006 were $15.2 and $13.4 respectively.

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

Quarter Ended September 30, 2007, Compared With Quarter Ended September 30, 2006

Consolidated Results

Net sales for the third quarter of 2007 were $875.1 compared with $863.4 for the third quarter of 2006, an increase of $11.7 or 1.4%. Performance Chemical sales were down due to the divestiture of the water treatment chemicals product line. Excluding the divestiture, sales were up slightly due to a change in exchange rates. In the Cytec Surface Specialties segment, sales increased primarily as a result of increased selling prices and changes in exchange rates partially offset by lower volume attributable to the discontinuation of unprofitable solvent-borne products in Europe and weak demand in North America. The Cytec Engineered Materials segment sales increase was primarily due to increased volumes in the large commercial aircraft market segment. The Building Block Chemicals segment sales increased due to higher volumes of acrylonitrile and melamine which more than offset the negative impact of the divestiture of the acrylamide product line.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $683.8 or 78% of sales during the third quarter of 2007 compared with $698.3 or 81% of sales for the third quarter 2006. The decrease in manufacturing cost of sales reflects the divestiture of the water treatment and acrylamide product lines in the fourth quarter of 2006, higher restructuring charges and other special items included in the prior year period as noted below and the benefits of prior restructuring initiatives partially offset by higher costs to support the higher selling volumes and higher raw material costs of approximately $20.0. The year on year improvement in manufacturing cost of sales percentage is driven by these same factors plus higher selling prices and volume leverage. Included in the third quarter of 2007 is a $2.7 restructuring charge related to our polymer additives manufacturing site in Willow Island, West Virginia, the restructuring of our liquid coating resins plant in Wallingford, Connecticut, and additional costs relating to the closure of an unprofitable manufacturing facility in Dijon, France. The third quarter of 2006 includes a net benefit of $2.7 related to a payment from a former melamine joint venture partner for early termination of the partnership. Also included in the third quarter 2006 is a net restructuring charge of $0.6, an impairment charge of $14.0 related to an unprofitable Cytec Surface Specialties manufacturing site in France, and a charge of $2.2 related to an increase in our asbestos contingent liability. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charges.

Selling and technical services was $52.3 in 2007 versus $54.9 in the same quarter prior year. The decrease was primarily related to the divestiture of the water treating chemicals product line which decreased costs approximately $4.0 partially offset by increased spending of $1.4 in the Cytec Engineered Materials segment to support the higher sales growth.

Research and process development was $18.0 in 2007 versus $18.4 in the prior year. This net decrease is due to a R&D expense reimbursement of $1.3 in the Cytec Surface Specialties segment for a research incentive and a reduction of $0.6 in the Performance Chemicals segment due to the divestiture of the water treating chemicals product line partially offset by increases in Cytec Engineered Materials and Cytec Surface Specialties.

Administrative and general expenses were $29.2 in 2007 which was up from $25.8 in the prior year. The increase in 2007 was primarily due to exchange rate changes, higher compensation expenses, and increased audit fees. The 2006 results included $0.2 for integration expenses primarily associated with the transition off of UCB's information technology system infrastructure and $0.3 of restructuring expenses.

Amortization of acquisition intangibles was $9.7 in 2007 versus $10.6 in the prior year. 2006 included a $1.4 write-down of intangibles related to the unprofitable manufacturing facility in France.

Other income (expense), net was expense of $1.4 in 2007 compared with expense of $1.2 in the prior year.

Equity in earnings of associated companies was $0.5 versus $0.8 in the prior year. The lower earnings are primarily due to a lower sales demand at our associated company.

Interest expense, net was $10.4 in 2007 compared with $14.5 in the prior year. The decrease is primarily due to the lower average debt compared to the prior year.

Our tax provision was $18.4 or 26.0% compared to a tax provision of $15.4 or 38.2% for the prior year period. Included in the amount for the third quarter 2007 is a $3.5 tax benefit as a result of the recently enacted tax legislation that lowered the German corporate tax rates effective January 1, 2008, thereby requiring a commensurate reduction in our net deferred tax liabilities with respect to this tax jurisdiction. The 2007 normalized annual effective tax rate for the quarter was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, which included a further increase in the annual rate to 30.25% from the 29.75% for the first two quarters of 2007, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The 2006 effective tax rate for the quarter was negatively impacted primarily by the limited tax benefit available on the French asset impairment charge as well as an increase during the quarter in the normalized effective tax rate from 27.0% to 27.5% primarily due to the reduction of earnings of divested product lines in lower tax jurisdictions.

Net earnings for the third quarter of 2007 were $52.4 ($1.06 per diluted share), an increase from the net earnings of $25.1 ($0.52 per diluted share) in the third quarter 2006. The 2007 earnings are higher due to increased volume and higher selling prices, in excess of increased raw material costs, a net after-tax restructuring charge of $2.2 in 2007 versus $15.6 of 2006 restructuring and impairment charges, lower interest expenses, and a $3.5 benefit as a result of lower German corporate tax rate, partially offset by the loss of earnings due to the divestiture of the water treatment chemicals product lines.

Net earnings for 2006 of $25.1 included an after-tax net restructuring charge of $0.8, an after-tax impairment charge of $14.8 related to an unprofitable European manufacturing facility and an after-tax charge of $1.6 related to an increase in asbestos contingent liabilities.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Cytec Performance Chemicals


                                                                                         % Change Due to
                                                               Total     -------------------------------------------------
                                     2007         2006       % Change      Price      Volume/Mix   Divestiture   Currency
--------------------------------------------------------------------------------------------------------------------------
North America                     $     65.7   $     85.0         -23%           --          -3%         -20%           --
Latin America                           31.8         33.2          -4%          -1%           6%          -9%           --
Asia/Pacific                            30.7         34.1         -10%           --           --         -12%            2%
Europe/Middle East/Africa               52.5         80.7         -35%           --          -2%         -37%            4%
                                  ----------------------------------------------------------------------------------------
Total                             $    180.7   $    233.0         -22%           --          -1%         -23%            2%
---------------------------------------------------------------------------------------------------------------------------


Overall selling volumes were down 24% primarily attributable to the divestiture of the water treating chemicals product line. Excluding the divestiture, volumes decreased 1% with volume gains in pressure sensitive adhesives, and urethanes which were more than offset by losses in all other product lines. On a regional basis, sales volumes were down in North America driven by decreases in mining chemicals, specialty additives and phosphines. European volumes were down due to lower sales of mining chemicals and polymer additives. Sales volume in Asia/Pacific were flat with sales up in Latin America driven by increases in mining chemicals. Overall selling prices were flat with a slight decrease in Latin America. Changes in exchange rates increased sales 2%.

Earnings from operations were $18.3, or 10% of sales in 2007, compared with $20.8, or 9% of sales, in 2006. The decrease in earnings is primarily due to higher raw material costs of approximately $2.0 and the divestiture of the water treating chemicals product line.

Cytec Surface Specialties


                                                                               % Change Due to
                                                        Total       -------------------------------------
                               2007         2006       % Change       Price       Volume/Mix    Currency
----------------------------------------------------------------------------------------------------------

North America               $     89.0   $     91.3           -3%            1%           -4%           --
Latin America                     18.1         15.8           15%           -3%           12%           6%
Asia/Pacific                      72.6         66.0           10%            6%            1%           3%
Europe/Middle East/Africa        233.3        210.5           11%            8%           -4%           7%
                            -----------------------------------------------------------------------------
Total                       $    413.0   $    383.6            8%            6%           -3%           5%
----------------------------------------------------------------------------------------------------------


Selling volumes decreased 3% primarily due to the negative impact of discontinuing unprofitable solvent-borne products in Europe and soft demand in North America. North America volumes declined due to lower demand and losses due to price competition in liquid coating resins. Volumes in Asia/Pacific were up slightly, as gains in Radcure resins and liquid coating resins were partially offset by a decrease in powder coating resins. Selling prices were up 6% due to increases in liquid coating resins and powder coating resins across all regions while selling prices were essentially flat in Radcure resins with price increases in Europe mostly offset by pricing decreases in all other regions. Changes in exchange rates increased sales by 5%.

Earnings from operations were $31.2, or 8% of sales in 2007, compared with $18.8, or 5% of sales in 2006. The increase in earnings is primarily attributable to higher selling prices which more than offset higher raw material costs of approximately $10.0 and lower sales volumes.

Cytec Engineered Materials


                                                                               % Change Due to
                                                        Total       -------------------------------------
                               2007         2006       % Change       Price       Volume/Mix    Currency
----------------------------------------------------------------------------------------------------------
North America               $    104.9   $     96.7            9%            2%            7%          --
Latin America(1)                   0.2          0.3           --            --            --           --
Asia/Pacific                      12.9         11.7           10%           --            10%          --
Europe/Middle East/Africa         44.2         42.2            5%           --             3%           2%
                            ----------   ----------   ----------    ----------    ----------   ----------
Total                       $    162.2   $    150.9            7%            1%            5%           1%
----------------------------------------------------------------------------------------------------------
(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.


Overall selling volumes increased 5% primarily due to higher volumes to the large commercial aircraft, high performance automotive, launch and business jet market sectors partially offset by some declines in the rotorcraft sector. Overall selling prices increased 1% with increased prices in North America across a number of market sectors. Changes in exchange rates increased sales by 1%.

Earnings from operations were $28.8, or 18% of sales, compared with $26.7, or 18% of sales, in 2006. The impact of increases in sales volumes and higher selling prices were partially offset by increases in raw material costs of approximately $6.0, increased production costs due to the higher production volumes, and higher operating expenses to support the current growth and future growth initiatives.

Building Block Chemicals


                                                                                      % Change Due to
                                                        Total       ---------------------------------------------------
                               2007         2006       % Change       Price       Volume/Mix   Divestiture    Currency
-----------------------------------------------------------------------------------------------------------------------

North America               $     65.6   $     45.1           46%            4%           49%          -7%           --
Latin America(1)                   1.3          1.3           --            --            --            --           --
Asia/Pacific                      11.7         14.8         -21%            10%         -30%           -1%           --
Europe/Middle East/Africa         40.6         34.7           17%            9%           49%         -41%           --
                            -------------------------------------------------------------------------------------------
Total                       $    119.2   $     95.9           24%            7%           36%         -19%           --
-----------------------------------------------------------------------------------------------------------------------
(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.


Overall selling volumes were up 17%. Sales volumes were reduced 19% due to the divestiture of the acrylamide product line. which was more than offset by a 26% increase in volume due to sales of acrylonitrile to the purchaser of the divested product line. Base selling volumes increased 10% principally in acrylonitrile and melamine. Melamine volumes increased primarily due to increased capacity available following our takeover of the manufacturing plant in August 2006, which previously was a 50-50 manufacturing joint venture with a third party. Overall selling prices increased 7% primarily due to acrylonitrile.

Earnings from operations were $9.4 or 8% of sales in 2007, compared with $10.1, or 10% of sales, in 2006. Included in 2006 is a net benefit of approximately $2.7 related to a payment from our former melamine joint venture partner for early termination of the manufacturing joint venture.

Nine months Ended September 30, 2007, Compared With Nine months Ended September 30, 2006

Consolidated Results

Net sales for the first nine months of 2007 were $2,602.6 compared with $2,535.9 for the prior year period, an increase of $66.7 or 2.6%. The Cytec Performance Chemicals segment sales volumes decreased primarily due to the divestiture of the water treating chemicals product line while volumes and prices were basically flat. In the Cytec Surface Specialties segment, sales increased primarily as a result of the higher selling prices and changes in exchange rates which were partially offset by lower volumes. The Cytec Engineered Materials segment sales increased primarily due to higher volumes primarily to the large commercial aircraft sector and a slight increase in selling prices. The Building Block Chemicals segment sales were up despite the negative impact of the divestiture of the acrylamide product line which was more than offset by increased volumes of acrylonitrile to the purchaser of the divested product line as well as higher selling volumes of melamine and increased selling prices.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $2,045.6 or 79% for the first nine months of 2007 compared with $2,032.2 or 80% of sales for the first nine months of 2006. Most of the increase is due to incremental costs to produce the higher sales volumes and higher raw materials costs of approximately $75.0 partially offset by reduced costs due to the divestiture of the water treatment chemicals and acrylamide product lines, higher restructuring charges and other special items included in the prior year period as noted below and previous restructuring initiatives. The year on year improvement in manufacturing cost of sales percentage is driven by these same factors plus higher selling prices and volume leverage. The first nine months of 2007 includes a $5.0 net restructuring charge while the first nine months of 2006 included a net restructuring charge of $21.9, $2.2 related to a contingent liability increase for asbestos and a $14.0 asset impairment charge. See Note 5 to the consolidated financial statements for additional detail of the net restructuring charge.

Selling and technical services was $155.3 in 2007 versus $161.8 in the prior year. The reduction was primarily due to the divestiture of the water treatment chemicals product line partially offset by higher spending in Engineered Materials and Surface Specialties.

Research and process development was $55.5 in 2007 versus $54.5 in the prior year. The change is due to higher spending in Engineered Materials and Surface Specialties to develop and qualify new products and applications more than offsetting the decline due to the divestiture of the water treatment chemicals product line.

Administrative and general expenses were $84.4 in 2007 versus $76.7 in the prior year. The increase in 2007 was primarily attributable to changes in exchange rates, higher compensation expenses, and increases in audit fees. The first nine months of 2007 also includes $0.4 of additional expense related to the restructuring of the Dijon, France manufacturing facility, while the first nine months of 2006 includes integration expenses of $1.2 in administrative and general expenses associated with transitioning off of UCB's information technology system infrastructure and a net $0.5 restructuring charge.

Amortization of acquisition intangibles was $28.6 in 2007 versus $28.7 in the prior year. 2006 included a $1.4 write-down of intangibles related to the unprofitable manufacturing facility in France.

Other income (expense), net was income of $0.1 in 2007 compared to income of $13.0 in the prior year period. Included in the first nine months of 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 10 of the consolidated financial statements.

Equity in earnings of associated companies was $0.9 in 2007 versus $2.5 in the prior year. The decline is attributable to the lower sales demand at our associated company.

Interest expense, net was $31.9 in 2007 compared with $43.7 in the prior year. The decrease is primarily due to lower average debt levels.

The effective income tax rate for the nine months ended September 30, 2007 was a tax provision of 27.1% ($59.1) compared to a tax benefit of 26.7% ($40.9) for the nine months ended September 30, 2006. Included in the amount for nine months 2007 is a $3.5 tax benefit as a result of the recently enacted tax legislation that lowered the German corporate tax rates effective January 1, 2008, thereby requiring a commensurate reduction in our net deferred tax liabilities with respect to this tax jurisdiction. The 2007 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded in the first quarter of 2007 on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. We increased our normalized effective tax rate to 30.25% in the third quarter, compared to 29.75% for the six months ended June 30, 2007, primarily due to changes in the estimated profitability mix by entity.

The 2006 effective rate was negatively impacted by the limited tax benefit available on the French asset impairment charge as well as an increase during the quarter in the normalized effective tax rate from 27.0% to 27.5% primarily due to the reduction of earnings of divested product lines in lower tax jurisdictions. The year to date 2006 effective tax rate was also positively impacted by a tax benefit from a restructuring charge recorded at 29.6% and a favorable decision in a legal dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20.0%. Also favorably impacting the rate was a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits. Excluding these items, the normalized annual effective tax rate for the nine months ended September 30, 2006 was 27.5%.

Net earnings for 2007 were $158.9 ($3.23 per diluted share) compared with net earnings for 2006 of $111.7 ($2.30 per diluted share). The improvement in net earnings is primarily attributable to higher operating earnings from increased selling volumes in excess of raw materials costs, and benefits from prior restructuring initiatives. Earnings also increased due to lower net interest expense partially offset by the higher effective tax rate as discussed above. Included in the 2007 results are after-tax net restructuring charges of $4.8, a favorable German tax rate adjustment of $3.5, and after-tax gain of $15.3 from the closing of the sale of the water treatment chemicals product line.

Net earnings for 2006 of $111.7 ($2.30 per diluted share) included after-tax net restructuring charges of $16.5, an after-tax charge of $1.6 related to completion of a detailed update of our asbestos contingent liability, after-tax costs of $0.9 related to surface specialties integration, an after-tax gain of $12.5 related to a favorable resolution of a legal dispute, an income tax benefit of $3.5 related to the completion of prior years tax audits and the cumulative effect of an accounting change after-tax charge of $1.2 related to the adoption of SFAS 123R.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Cytec Performance Chemicals

                                                                                             % Change Due to
                                                                                   ------------------------------------------
                                                                            Total %
                                                             2007    2006   Change  Price  Volume/Mix  Divestiture  Currency
-----------------------------------------------------------------------------------------------------------------------------
North America                                               $198.4  $261.3    -24%      -      -4%         -20%         -
Latin America                                                 93.4   100.4     -7%     1%      -3%          -6%         1%
Asia/Pacific                                                  97.2    94.6      3%    -1%       9%          -7%         2%
Europe/Middle East/Africa                                    155.6   232.3    -33%     1%       -          -38%         4%
                                                            -----------------------------------------------------------------
Total                                                       $544.6  $688.6    -21%      -      -1%         -22%         2%
=============================================================================================================================

Overall selling volumes decreased 23% primarily due to the divestiture of the water treating chemicals product line. Excluding the divestiture, overall volumes decreased 1%. North America volume declines in specialty additives and alumina were partially offset by the increases in polymer additives. Volume in Asia/Pacific increased for alumina and specialty additives. Overall volumes in Latin America decreased primarily in mining chemicals. Overall selling prices were flat and changes in exchange rates increased sales 2%.

Earnings from operations were $54.9, or 10% of sales, compared with $56.8, or 8% of sales, in 2006. Earnings were down slightly due to lower volumes, higher raw material costs of approximately $12.0 and the divestiture of the water treating chemical product line partially offset by restructuring and more favorable product mix. Operating margins improved from 2006, primarily due to the benefits of the 2006 polymer additive restructuring and product mix.

Cytec Surface Specialties
                                                            % Change Due to
                                              Total % --------------------------
                              2007     2006    Change Price Volume/Mix Currency
--------------------------------------------------------------------------------
North America                 $269.1   $284.5     -5%    2%        -7%        -
Latin America                   52.6     45.2     16%    2%        10%        4%
Asia/Pacific                   205.6    194.0      6%    6%        -1%        1%
Europe/Middle East/Africa      709.7    624.6     14%    8%        -2%        8%
                            ----------------------------------------------------
Total                       $1,237.0 $1,148.3      8%    6%        -3%        5%
================================================================================

Overall selling volumes decreased 3% primarily due to discontinuing sales of unprofitable solvent-borne resin products in Europe and weak demand across most product lines in North America. Volume increased 10% in Latin America across all product lines. Overall selling prices increased 6% primarily due to higher selling prices in liquid coating resins and powder coating resins in all regions. Changes in exchange rates increased sales by 5% across all product lines and most regions.

Earnings from operations were $79.7, or 6% of sales, compared with $78.0, or 7% of sales, in 2006. The increase in earnings is primarily due to increased selling prices partially offset by raw material price increases of approximately $48.0 and volume decreases in solvent-borne resin products.

Cytec Engineered Materials

                                                            % Change Due to
                                              Total % --------------------------
                              2007     2006    Change Price Volume/Mix Currency
--------------------------------------------------------------------------------
North America                 $311.8   $276.9     13%    2%        11%        -
Latin America(1)                 0.9      0.9      -     -          -         -
Asia/Pacific                    36.9     32.5     14%    1%        13%        -
Europe/Middle East/Africa      142.7    131.3      9%    2%         5%        2%
                            ----------------------------------------------------
Total                         $492.3   $441.6     11%    1%         9%        1%
================================================================================
(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 9% from higher volumes in the large commercial aircraft market segment primarily due to build rates, and the launch vehicle market segment due to new program sales, and increases in other high performance market segments. Overall selling prices increased 1% due to price increases across a number of markets in most regions. Changes in exchange rates increased sales 1%

Earnings from operations were $96.2, or 20% of sales, compared with $78.8, or 18% of sales in 2006. The impact of increased volumes and higher selling prices was partially offset by increased raw materials of approximately $8.0 and higher manufacturing costs due to the higher volumes as well as increased operating expenses to support the current growth and future growth initiatives.

Building Block Chemicals

                                                             -----------------------------------------
                                                                        % Change Due to
                                                    Total %  -----------------------------------------
                                      2007    2006  Change   Price  Volume/Mix  Divestiture  Currency
------------------------------------------------------------------------------------------------------
North America                        $178.3  $131.3      36%     2%         41%          -7%        -
Latin America(1)                        2.4     4.1       -      -           -            -         -
Asia/Pacific                           23.4    26.8     -13%    13%        -25%          -1%        -
Europe/Middle East/Africa             124.6    95.2      31%    11%         59%         -39%        -
                                     -----------------------------------------------------------------
Total                                $328.7  $257.4      28%     6%         41%         -19%        -
======================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes were up 22%. Sales were negatively impacted 19% by the divestiture of the acrylamide product line which was more than offset by increased volumes of acrylonitrile to the purchaser of the divested product line. Melamine sales were higher in the nine month period primarily due to increased capacity available following our takeover of the manufacturing plant in August 2006, which previously was a 50-50 joint venture with a third party. Overall selling prices increased sales by 6%.

Earnings from operations were $16.6, or 5% of sales, compared with $16.3, or 6% of sales, in 2006. The increase in earnings was primarily due to higher volumes of acrylonitrile and melamine as well as 6% higher selling prices partially offset by the divestiture of the acrylamide product line, higher raw material costs of approximately $7.0 as well as the lower production due to the planned maintenance turnaround of the acrylonitrile manufacturing facility in June 2007. Included in 2006 is net benefit of approximately $2.7 related to a payment from our former melamine joint venture partner for early termination of the manufacturing joint venture.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2007 our cash balance was $68.7 compared with $23.6 at year end 2006.

Cash flows provided by operating activities were $194.5 in 2007 compared with $161.2 in 2006. Trade accounts receivable increased $51.3 reflecting the increase in sales and slightly higher days outstanding. Other receivables decreased $16.7 which includes payments received for certain rebates of $2.3 and insurance recoveries of $3.3. Inventory increased $5.0 due to higher raw material cost and inventory levels to meet increasing demand. Days on hand decreased by approximately four days from year end 2006. Other liabilities decreased $24.6, which includes pension and other postretirement benefit contributions of $42.7 partially offset by current year accruals of $28.5.

Cash flows used in investing activities were $35.5 for 2007 compared with $62.2 for 2006. This decrease was primarily attributable to the proceeds of $30.2 received related to the sale of our water treatment chemicals and acrylamide product line to Kemira Group. Capital spending for the nine months 2007 was $65.7, although this is expected to trend higher as activity on our expansion projects in the Engineered Materials and Surface Specialty segments increase over the last quarter of the year.

Net cash flows used in financing activities were $116.3 in 2007 compared with $140.9 for 2006. This change is primarily due to a reduction in net debt repayments in 2007. For nine months 2007, we had net debt repayments of $97.6 and treasury stock repurchases of 804,800 shares for $49.6, which were partially offset by proceeds received on the exercise of stock options of $31.8 and excess tax benefits from share-based payment arrangements of $8.5. For nine months 2006, we had net debt repayments of $176.6, which were partially offset by proceeds received on the exercise of stock options of $40.5 and excess tax benefits from share-based payment arrangements of $9.4. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0, and extend the maturity date to June 2012. There was no borrowing against the $400.0 unsecured five-year revolving credit facility at September 30, 2007.

Approximately $19.2 remained authorized under our stock buyback program as of September 30, 2007. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

On July 19, 2007 the Board of Directors declared a $0.10 per common share cash dividend, paid on August 27, 2007 to shareholders of record as of August 10, 2007. Cash dividends paid in the third quarter of 2007 and 2006 were $4.8 and $4.7, respectively, and for the nine months ended September 30, 2007 and 2006 were $14.4 and $14.1, respectively. On October 18, 2007 the Board of Directors declared a $0.10 per common share cash dividend, payable on November 26, 2007 to shareholders of record as of November 9, 2007.

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

There were no material changes in contractual obligations from December 31, 2006 to September 30, 2007. Reference is also made to Note 12 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities at September 30, 2007 totaling $31.6 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2007 OUTLOOK

In our October 18, 2007 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2007 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2007 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 12 of the Consolidated Financial Statements for additional details on the impact of adoption of FIN 48.

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

Forward-looking statements include, among others, statements concerning our (including our segments) outlook for the future, anticipated results of acquisitions and divestitures, restructuring initiatives and their expected results, pricing trends, the effects of changes in currency rates and forces within the industry, the completion dates and effective capacity of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, our long-term goals, legal settlements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on February 28, 2007 and incorporated by reference herein. Other 2007 financial instrument transactions include:

Commodity Price Risk: At September 30, 2007, we held natural gas swaps, with an unfavorable fair value of $2.0, which will be reclassified into Manufacturing Cost of Sales through August 2008 as these swaps are settled.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.5 in the value of the swaps.

Interest Rate Risk: At September 30, 2007, our outstanding borrowings consisted of $47.3 of short-term variable rate borrowings and $806.4 of long-term fixed rate debt, including the current portion. The long-term debt had a face value of $806.1 and a fair value, based on dealer quoted values, of approximately $797.7 at September 30, 2007.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2007, interest expense would increase/decrease by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the business. At September 30, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2007, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $139.6. The favorable fair value of currency contracts, based on forward exchange rates at September 30, 2007, was $2.5. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2007 would decrease by approximately $20.8. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the 5-Year Notes and 10-Year Notes into euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the 5-Year and 10-Year Notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid US dollars to counterparties and received euros. Upon final exchange, we will provide euros to counterparties and receive US dollars. The swaps also call for a semi-annual exchange of fixed euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.784% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.5245% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future euro interest and principal receipts that results from changes in the U.S. dollar to euro exchange rates on certain euro denominated intercompany loans receivable we have with one of our subsidiaries. At September 30, 2007, the unfavorable fair value of the five and ten year swaps were $31.5 and $27.0, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the U.S. dollar to euro exchange rate would have an adverse effect of approximately $55.8 on the combined value of the cross-currency swaps.

Our euro denominated bank borrowings are used to provide a partial hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into forward euro contracts to adjust the level of this net investment hedge. At September 30, 2007, we had forward contracts to purchase (euro)58.0 which were designated as a net investment hedge. Assuming other factors are held constant, a hypothetical decrease of 10% in the U.S. dollar to euro exchange rate would have an adverse impact of approximately $8.2 in the value of these forward contracts.

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

As of January 1, 2007, we began utilizing the aforementioned global systems for the acquired Surface Specialties entities in the United States and Canada. In conjunction with this implementation, the former U.S. legal entity for the Surface Specialty business was also merged with the Cytec Industries Inc. U.S. legal entity. On August 1, 2007, we also began utilizing the global systems for our entities in China. We have reviewed the results of the merger and the concurrent systems implementation and have concluded that neither had a negative impact on our internal control over financial reporting.

There were no changes in internal control over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Material developments to legal proceedings described in our 2006 Annual Report on Form 10-K and Forms 10-Q since that date are set forth below.

The following table presents information about asbestos claims activity during the nine months ended September 30, 2007:

--------------------------------------------------------------------------------
                                                              For the Nine Month
                                                                 Period Ended
                                                                 September 30,
                                                                      2007
--------------------------------------------------------------------------------
Number of claimants at beginning of period                            8,600
Number of claimants associated with claims closed during
 period                                                                (700)
Number of claimants associated with claims opened during
 period                                                                 300
--------------------------------------------------------------------------------
Number of claimants at end of period                                  8,200
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

In October 2007, the Wisconsin Court of Appeals affirmed the trial court's dismissal of the plaintiff's strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 30 Wisconsin lead cases in which we are a defendant. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and no loss contingency has been recorded.

See also Note 10 of the Notes to the Consolidated Financial Statements herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the nine months ended September 30, 2007, we repurchased common stock for $49.6 under our stock buyback program, which was suspended in October 2004 and reinstated in February 2007. Approximately $19.2 remained authorized under the buyback program as of September 30, 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

                                                                      Approximate Dollar
                                                   Total Number of      Value of Shares
                    Total Number                  Shares Purchased      That May Yet Be
                     of Shares    Average Price  as Part of Publicly       Purchased
      Period         Purchased      Per Share    Announced Program     Under the Program
------------------- -------------- --------------- ------------------ ------------------
March 1, 2007 -
March 31, 2007          170,000       $57.04            170,000              $59.0
------------------- -------------- --------------- ------------------ ------------------
April 1, 2007 -
April 30, 2007           72,000       $55.64             72,000              $55.0
------------------- -------------- --------------- ------------------ ------------------
May 1, 2007 -
May 31, 2007             78,000       $57.81             78,000              $50.5
------------------- -------------- --------------- ------------------ ------------------
June 1, 2007 -
June 30, 2007           112,800       $60.75            112,000              $43.7
------------------- -------------- --------------- ------------------ ------------------
August 1, 2007 -
August 31, 2007         182,000       $64.63            182,000              $31.9
------------------- -------------- --------------- ------------------ ------------------
September 1, 2007 -
September 30, 2007      190,000       $66.94            190,000              $19.2
------------------- -------------- --------------- ------------------ ------------------

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


Item 6. EXHIBITS

(a). Exhibits

See Exhibit Index on page xx for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     CYTEC INDUSTRIES INC.


                                                     By: /s/ David M. Drillock
                                                         -----------------------
                                                         David M. Drillock
                                                         Vice President and
                                                         Chief Financial Officer


October 31, 2007

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2007 and 2006

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