Form 10-K
period 2007-12-31
CYTEC INDUSTRIES INC/DE/
filed 2008-02-28
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

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

At June 29, 2007 the aggregate market value of common stock held by non-affiliates was $3,085,156,660 based on the closing price ($63.77 per share) of such stock on such date.

There were 47,649,640 shares of common stock outstanding on February 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                      Part of Form 10-K
---------                                                      -----------------
Portions of Proxy Statement for 2008 Annual Meeting            Parts III, IV
Of Common Stockholders, dated March 11, 2008.



                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                    Form 10-K
                                Table of Contents


                                                                                                                           Page
Part 1.
               Item 1.      Business                                                                                        4
               Item 1A.     Risk Factors                                                                                   13
               Item 1B.     Unresolved Staff Comments                                                                      14
               Item 2.      Properties                                                                                     15
               Item 3.      Legal Proceedings                                                                              17
               Item 4.      Submission Of Matters to a Vote of Security Holders                                            17

Part II.
               Item 5.      Market For Registrant's Common Equity, Related Stockholder Matters and Issuer                  18
                                Purchases of Equity Securities
               Item 6.      Selected Financial Data                                                                        19
               Item 7.      Management's Discussion and Analysis of Financial Condition and Results Of Operations          20
               Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                     33
               Item 8.      Financial Statements and Supplementary Data                                                    40
               Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure           83
               Item 9A.     Controls and Procedures                                                                        83
               Item 9B.     Other Information                                                                              83

Part III.
               Item 10.     Directors and Executive Officers of the Registrant                                             84
               Item 11.     Executive Compensation                                                                         84
               Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder         85
                                Matters
               Item 13.     Certain Relationships and Related Transactions                                                 85
               Item 14.     Principal Accountant Fees and Services                                                         85

Part IV.
               Item 15.     Exhibits and Financial Statement Schedules                                                     86
                            Signatures                                                                                     90


COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by us in our Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer's and Vice President and Chief Financial Officer's letters to stockholders and stakeholders, respectively, our press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning: our or any of our segments outlooks for the future, anticipated results of acquisitions and divestitures, selling price and raw material cost trends, the effects of changes in currency rates and forces within the industry, anticipated costs, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual effective tax rates, our long-term goals, future legal settlements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt; changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; changes in laws and regulations or their interpretation, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms "Cytec", "the Company", "we", "us", and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

                                     PART I
                                     ------

Item 1.          BUSINESS

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 36% of our 2007 revenues in North America, 44% in Europe, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 18 countries. We had net sales of $3,503.8 million and earnings from operations of $324.1 million in 2007, including a gain of $13.6 million on the sale of our water treatment and acrylamide product lines. Cytec was incorporated as an independent public company in December 1993.

On February 28, 2005, we completed the acquisition of the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") for cash and stock valued at approximately $1.8 billion. This acquisition complemented our existing product offering to the coatings industry including the general industrial, automotive, architectural, plastic, ink and wood sectors. For further details see Note 3 to the Consolidated Financial Statements.

We sold our water treatment chemicals and acrylamide product lines with estimated 2006 nine months sales while owned by Cytec of approximately $231 million, to Kemira Group ("Kemira") for approximately $245 million cash. The closing of the sale was transacted in three phases. We recorded a pre-tax gain of $75.5 million ($59.6 million after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $13.6 ($13.3 after-tax) in 2007 from the second and third phase closings and other miscellaneous adjustments. For further details see Note 4 to the Consolidated Financial Statements.

We have four business segments: Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals and Cytec Surface Specialties are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. Cytec Performance Chemicals includes the following product lines: mining chemicals, phosphines, polymer additives, specialty additives, specialty urethanes and pressure sensitive adhesives. Cytec Surface Specialties product lines include radiation-cured resins (Radcure resins), powder coating resins and liquid coating resins. Included in the liquid coating resins product line are waterborne resins, amino resins and solvent-based resins. Cytec Engineered Materials principally includes advanced composites, carbon fiber, and structural film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, sulfuric acid and melamine.

Our corporate vision is to be a premier specialty chemicals and materials company through customer focus, superior technology, operational excellence and employee commitment. To achieve our corporate vision, our strategy includes the following initiatives:

     - Solutions for customer needs. We seek to collaborate closely with our customers to understand their needs and provide them with a superior value proposition, whether through improvement in product quality, reduced part cost or a new enabling technology. We seek to market our specialty products in terms of the value they provide and focus on delivering a high level of technical service to our customers as we work with them on solving problems and providing them with better products for their applications. For example, our waterborne liquid coating resins technologies benefit customers by delivering valuable performance properties while helping them meet evolving environmental standards, including reducing or eliminating the need for solvents and other volatile organic compounds.

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

     - Geographic expansion. We operate on a global basis with manufacturing plants located in 18 countries. Our acquisition of Surface Specialties gave us local manufacturing operations in high growth emerging markets where we can continue to expand sales from existing production and add new technologies as markets develop. For example, in 2007 we began construction of a Radcure oligomer manufacturing facility at our site near Shanghai, China with expected startup in the first half of 2008.

     - Operational excellence and efficiencies. We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques such as six-sigma and lean manufacturing to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes.

Over the years, in the course of our ongoing operations, we have made a number of other strategic business and product line acquisitions and dispositions. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in our consolidated results from the dates of the respective acquisitions.

Our management team regularly reviews our product line portfolio in terms of strategic fit and capital allocation based on financial performance which includes factors such as growth, profitability and return on net assets. From time to time, we may also dispose of or withdraw certain product lines. We may also acquire additional product lines or technologies. We conduct regular reviews of our plant sites' cost effectiveness, including individual facilities within such sites to insure our long-term competitiveness.

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

-------------------------------------------------------------------------------------------------------------------

        Product Line                          Major Products                         Principal Applications
-------------------------------------------------------------------------------------------------------------------

Mining chemicals                     Promoters, collectors, solvent            Mineral separation and processing
                                     extractants, flocculants,                 for copper, alumina and other
                                     frothers, filter and dewatering           minerals
                                     aids, antiscalants, dispersants,
                                     depressants, defoamers and
                                     reagents

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

Polymer additives                    Ultraviolet light stabilizers             Plastics, coatings, and fibers
                                     and absorbers, high performance           for: agricultural films,
                                     antioxidants and antistatic               automotive parts, architectural
                                     agents                                    lighting, housewares, packaging,
                                                                               outdoor furniture, sporting goods,
                                                                               toys and apparel

Specialty additives                  Surfactants, specialty monomers,          Textiles, non-wovens and
                                     acrylic stabilizers and PTZ(R)              adhesives, super absorbent
                                     Phenothiazine                             polymers, pharmaceuticals and
                                                                               acrylic acid stabilizer

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

Adhesives                            Pressure sensitive adhesives:             Signage, labels, tapes, graphics,
                                     waterborne and solventborne               medical and specialty customer
                                                                               formulations
-------------------------------------------------------------------------------------------------------------------

We market our performance chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. We have achieved growth in our performance chemicals sales by finding new applications for our existing products as well as developing new products. For a discussion of raw materials, refer to "Customers and Suppliers."

Mining Chemicals

Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have leading positions in the copper processing industry, particularly in the flotation and solvent extraction of copper. We also have a leading position in the alumina processing industry, where our patented HxPAMs is particularly effective at the flocculation of "red mud." We also sell phosphine specialty reagents which have leading positions in cobalt-nickel solvent extraction separation and complex sulfide flotation applications. Demand for mining chemicals is cyclical and varies with industry conditions such as global demand, inventory levels and prices for the particular minerals with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications.

Phosphines

Our phosphine specialties are utilized for a variety of applications. We are a leading supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and have significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. Included in the phosphine line are organo phosphorus compounds. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries.

Polymer Additives

We are a global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. We seek to enhance our position with new products based on proprietary chemistries, such as our proprietary technology for CYASORB THT(R) ultraviolet stabilizer, and our solutions-based technical support. CYASORB THT provides much improved ultraviolet stabilization efficiency and cost effectiveness. In certain cases, we use a combination of additives to achieve a level of efficiency not previously achieved in polymer applications. In 2006 and 2007, we restructured our Polymer Addtives product line by discontinuing production of certain commodity products to focus on our differentiated technology. The remaining products are now made at our facility in West Virginia.

Specialty Additives

We are a leading global supplier of sulfosuccinate surfactants, acrylamide-based specialty monomers, and PTZ(R) Phenothiazine. Sulfosuccinate surfactants and acrylamide-based specialty monomers products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications. PTZ(R) Phenothiazine is used as an acrylic acid stabilizer.

Specialty Urethanes

As part of our acquisition of Surface Specialties, we acquired a specialty line of polyurethane resins and systems. This plus our existing line of isocyanates, carbamates and epoxy and polyurethane resin systems are used in high-performance applications in industries such as aerospace, automotive, military, computers, biomedical, textiles and electrical /electronics.

Pressure Sensitive Adhesives

As part of our acquisition of Surface Specialties, we acquired specialty pressure sensitive adhesives for both water- and solvent-based systems. The product line has numerous formulations featuring innovative products, such as high-performance emulsions, adhesives for medical (transdermal patch) applications and removable adhesives.

Cytec Surface Specialties

Set forth below are our primary product lines and major products in this segment and their principal applications.

-------------------------------------------------------------------------------------------------------------
     Product Line                    Major Products                         Principal Applications
-------------------------------------------------------------------------------------------------------------
Radcure resins              Oligomers, monomers,                  Coatings and inks used in industrial
                            photo-initiators                      metal, wood and plastic coatings
                                                                  including parquet, furniture, safety
                                                                  glass interlayer, printing inks and
                                                                  varnishes

Powder coating resins       Conventional and ultraviolet          Powder coatings for industrial and heavy
                            powders                               duty metal applications, appliance, white
                                                                  goods, architecture and wood

Liquid coating resins       Waterborne resins, solventborne       Industrial coatings for automobiles, can,
                            resins, amino resins                  coil, metal fixtures, metal and wood
                                                                  furniture, and heavy-duty industrial
                                                                  machinery, architectural applications,
                                                                  products used in abrasives, tires,
                                                                  electronics, marine, sanitary and
                                                                  swimming pools

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

Radcure Resins

We are a leading producer of environmentally friendly, radiation-cured resins for high-performance coatings and graphics applications which we acquired as part of our acquisition of Surface Specialties. These resins are cured (dried and hardened) by exposing them to ultraviolet or electron-beam radiation, rather than heat which typically reduces processing costs and increases productivity. Products such as inks, compact discs, DVDs, Flat panel displays, credit cards, packaging, parquet & furniture utilize advanced resins like the ones we have developed.

Powder Coating Resins

As part of our acquisition of Surface Specialties, we acquired polyester powder resin technologies for the rapidly growing market for powder coatings. Today, these coatings which are environmentally friendly account for a significant portion of the industrial finishing market. We offer innovations such as powder resins for super durable clearcoats, weather-resistant finishes and ultraviolet-curing powder coating systems for heat-sensitive substrates such as plastic and wood. These powder coatings provide original equipment manufacturers with a number of cost and environmental benefits compared to traditional coating systems.

Liquid Coating Resins

As part of our acquisition of Surface Specialties, we acquired a broad range of waterborne and solventborne resins. Together with our amino resins product line, we are now a market leader in resins for high-solids and waterborne coating systems. Our extensive portfolio includes products based on seven chemistries: acrylics, amino resins, epoxy systems, alkyds and polyesters, polyurethanes, phenolics and unsaturated polyesters.

We also market a broad range of additives to assist customers in formulating high-performance coatings for protective and decorative applications. Along with individual additives, we have developed formulated products that combine multiple additives to achieve specific performance properties targeted to meet the needs of diverse industries.

Cytec Engineered Materials

Our Cytec Engineered Materials segment manufactures and sells advanced structural film adhesives and advanced composite materials primarily to the aerospace industry and other high performance specialty applications. The primary applications for both aerospace adhesives and advanced composites are large commercial airliners, regional and business jets, military aircraft (including rotorcraft, satellites and launch vehicles), high-performance automotive and specialty applications.

Advanced composites are exceptionally strong and lightweight materials manufactured by impregnating fabrics and tapes made from high performance fibers (such as carbon fiber) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by us.

Sales are dependent to a large degree on the commercial and military aircraft build-rates and the number of applications and aircraft programs for which we are a qualified supplier. The majority of commercial aircraft programs in the Western world has qualified and uses certain of our products. We are a major supplier to such military programs as the F-35 Joint Strike Fighter, the F/A-22 and F/A-18 combat aircraft and the C-17 transport aircraft. We have a number of long-term agreements, expiring over various periods, to supply aerospace customers with their requirements, subject to various exceptions, of various specialty materials at prices that are generally fixed by year.

Advanced composites generally account for a higher percentage of the structural weight on a military aircraft than on a commercial aircraft. They also account for a higher percentage of the structural weight on newer design commercial aircraft than older design commercial aircraft as technology progresses and manufacturers design planes to achieve greater fuel efficiency. Advanced composites made from carbon fibers and epoxy or bismaleimide resins are primarily used for structural aircraft applications such as wing, tail and rudder components, engine housings, and fuselage components while advanced composites made from fiberglass or aramid materials and phenolic resins are primarily used for secondary structure applications such as fairings and interior aircraft applications such as sidewall, ceiling and floor panels and storage and cargo bins. In addition, our ablatives are used in manufacturing rocket nozzles and our carbon/carbon products are used in manufacturing aircraft and other high performance brakes. We expect the demand for advanced composites to continue to increase as new applications are developed.

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

We manufacture and sell various high-performance grades of both polyacrylonitrile ("PAN") type and pitch type carbon fibers. Approximately 65% of our carbon fiber production is utilized internally (which represents approximately 35% of our demand for carbon fiber) with the balance being sold to third parties. We have announced our intention to build a new carbon fiber line at our existing site in South Carolina. This project will be completed in two phases and the first phase is forecasted to cost in a range of $200 to $250 million, take approximately three years to complete and increase our capacity of PAN carbon fiber by approximately 50%. The first phase will include certain infrastructure to support the second phase of this project. For additional information refer to "Customers and Suppliers".

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

Acrylonitrile and Hydrocyanic Acid

We expect to sell up to approximately 25% of our current acrylonitrile production to an international trading company under a long-term distribution agreement at a market based price. Another 30% is expected to be sold to Kemira under long-term agreements to make acrylamide (the product line sold to Kemira in October 2006) and the remainder is sold within the United States or exported to international markets principally in Europe and Asia depending upon selling prices in the regions. We sell substantially all of our hydrocyanic acid under a long-term supply agreement to a tenant at our Fortier site.

Other Building Block Chemicals

We are the only manufacturer of melamine in North America and about 30% of our approximately 150 million pound capacity is used internally to make amino resins. Depending on market conditions, the remainder is marketed and sold to third parties. Our ability to manufacture melamine at a competitive cost depends primarily on the cost of ammonia (which is dependent on the cost of natural gas) and freight rates.

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

Associated Company and Minority Interests

We own a 50% interest in SK Cytec Co., Ltd. and two majority-owned entities, none of which are material to the results of our operations.

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

In general, we compete by maintaining a broad range of products, focusing our resources on products in which we have a competitive advantage and fostering our reputation for quality products, competitive prices and excellent technical service and customer support. To help increase sales and margins, we are seeking to leverage our research and development efforts to develop value-added products and products based on proprietary technologies. If we cannot compete successfully, our businesses, financial condition, results of operations, and cash flows could be adversely affected.

Customers and Suppliers

Sales derived from any single customer did not exceed 10% of our consolidated revenues for fiscal years 2007, 2006, and 2005. Sales to one of our customers, including sales to this customer's subcontractors, are significant to our Cytec Engineered Materials segment. The loss of this customer and related subcontractors would have a material adverse effect on the operating results of our Cytec Engineered Materials segment. Sales of hydrocyanic acid and the sale and regeneration of sulfuric acid to one of our customers are significant to our Building Block Chemicals segment. The loss of this customer would have a material adverse effect on the operating results of our Building Block Chemicals segment. Sales to one customer of our Cytec Surface Specialties segment are significant to this segment and, if such sales were lost, would have a material adverse effect on the operating results of our Cytec Surface Specialties segment. A summary of various long-term customer supply agreements is disclosed in Note 13, of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

A number of our customers operate in cyclical industries such as the aerospace, automotive and mining. This in turn, causes demand for our products to also be cyclical. Industry cycles also impact profitability of our Building Block Chemicals' sales.

Key raw materials for the Cytec Specialty Chemicals segments are propylene derivatives such as acrylic acid, methanol derivatives and natural gas for energy. Key raw materials for the Cytec Engineered Materials segment are carbon fiber and various resins. We require natural gas, propylene, ammonia and sulfur to manufacture our Building Block Chemicals. These are typically available although we have experienced tight markets for certain raw materials from time to time.

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

Our Fortier facility is served principally by a single propylene pipeline owned by a supplier. The contract with this supplier is up for renewal in 2008 and we expect to renew our propylene supply contract with the supplier. We also have arrangements to obtain propylene by rail as a back up facility.

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

Changes to raw material costs year on year are an important factor in profitability. Raw material prices can increase or decrease based on supply and demand and other market forces. We have from time to time experienced difficulty procuring several key raw materials, such as but not limited to, methanol derivatives, propylene, natural gas and carbon fiber, due to general market conditions or conditions unique to a significant supplier. We may experience supply disruptions of these and other materials in the future. During such periods, prices of the relevant raw materials may increase significantly and potentially adversely affect our profit margins. Additionally, such conditions, if protracted, could result in our inability to manufacture our products, resulting in lower than anticipated revenues.

We expect to continue to encounter tight markets for certain key raw materials during 2008. Limited availability of these materials could lead to increased prices which we may or may not be able to pass on to our customers. If we are unable to raise our selling prices to recover the increased costs of raw materials driven by higher energy costs or other factors, our profit margins will be adversely affected.

International

We operate on a global basis, with manufacturing and research facilities located in 18 countries. Through our sales forces, third party distributors and agents, we market our products internationally. Geographical information is contained in
Note 18 of the Notes to Consolidated Financial Statements which are incorporated by reference herein.

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

Research and Process Development

During 2007, 2006 and 2005, we incurred $75.7 million, $73.9 million and $68.5 million, respectively, of research and process development expense.

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

Employees

We employ approximately 6,800 employees of whom about 50% are represented by unions. We believe that our relations with employees and unions are generally good. We were not able to reach a coordinated bargaining agreement for benefits with our U.S. union representatives at the end of 2007 and we will start to negotiate benefits with each union local separately over the next year.

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

We typically seek to utilize third party insurance. This insurance covers portions of certain of these risks to the extent that coverage is available and can be obtained on terms we believe are economically justified.

Environmental Matters and REACH

We are subject to various laws and regulations which impose stringent requirements for the control and abatement of pollutants and contaminants and the manufacture, transportation, storage, handling and disposal of hazardous substances, hazardous wastes, pollutants and contaminants.

In particular, under various laws in the U.S. and certain other countries in which we operate, a current or previous owner or operator of a facility may be liable for the removal or remediation of hazardous materials at the facility and nearby areas. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, under various laws governing the generation, transportation, treatment, storage or disposal of solid and hazardous wastes, owners and operators of facilities may be liable for removal or remediation, or other corrective action at areas where hazardous materials have been released. The costs of removal, remediation or corrective action may be substantial. The presence of hazardous materials in the environment at any of our facilities, or the failure to abate such materials promptly or properly, may adversely affect our ability to operate such facilities. Certain of these laws also impose liability for investigative, removal and remedial costs on persons who dispose of or arrange for the disposal of hazardous substances at facilities owned or operated by third parties. Liability for such costs is retroactive, strict, and joint and several.

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

The Registration, Evaluation and Authorization of Chemicals ("REACH") legislation became effective in the European Union on June 1, 2007. This legislation requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. Covered substances must be pre-registered by December 31, 2008. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. The European Commission is preparing technical guidance documents to facilitate the implementation of REACH, which are now expected to be available by June 2008. Currently, REACH is expected to take effect in three primary stages over eleven years following the final effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We do not expect to incur significant costs for REACH compliance in 2008. However, the overall cost of compliance over the next 10-15 years could be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 1A.       RISK FACTORS

Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness.

As of December 31, 2007, we had $848.7 million of total debt outstanding, and $400.0 million of availability under our five-year revolving credit agreement and $58.3 million of availability under various non-U.S. credit facilities. While we have substantially reduced our indebtedness and our debt-equity ratio since our acquisition of Surface Specialties in 2005, our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness. A discussion of our debt is contained in Note 12 of the Notes to Consolidated Financial Statements which is incorporated herein.

Under our $400.0 million five-year revolving credit facility, we are required to meet financial ratios, including total consolidated debt to consolidated EBITDA (as defined in the credit agreement) and consolidated EBITDA (as defined in the credit agreement) to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the debt under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued.

We may encounter difficulties in completing the information technology integration of Surface Specialties.

We continue the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired business of Surface Specialties. The world-wide implementation is expected to be completed in 2009 and includes changes that involve internal control over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal control, our disclosure control and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the control affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation.


Disposition or restructuring charges and goodwill impairment or acquisition intangible impairment or other asset impairment charges may affect our results of operations in the future.

Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain product lines. Additionally, management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $6.2 million in 2007 principally related to plant closures and employee severance. See Note 5 of the Notes to the Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

We test goodwill for impairment on an annual basis in our fourth fiscal quarter and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would likely reduce the fair value of the stated assets. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. See Critical Accounting Policies for further discussion on our goodwill impairment testing.

In connection with the 2005 acquisition of Surface Specialties, we recorded goodwill in the amount of $725.7 million and recorded acquisition intangibles of $490.4 million. In total, we had $1,104.8 million of goodwill, and acquisition intangibles with a net carrying value of $484.5 million at December 31, 2007.

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

See "Item 1. BUSINESS - Environmental Matters."

Some of our customers' businesses are cyclical and demand by our customers for our products weakens during economic downturns. Loss of certain significant customers may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

See "Item 1. BUSINESS - Customers and Suppliers".

We are subject to significant litigation expense and risk.

See "Item 1. LEGAL PROCEDINGS."

Item 1B.       UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We operate manufacturing and research facilities in 18 countries. Capital spending for the years ended 2007, 2006 and 2005 was $114.8 million, $102.5 million and $105.3 million, respectively.

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

Our manufacturing and research facilities and the segments served by each such facility are as follows:

-----------------------------------------------------------------------------------------------------------------------
FACILITY                                             SEGMENTS SERVED
-----------------------------------------------------------------------------------------------------------------------
Anaheim, California                                  Cytec Engineered Materials

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

North Augusta, South Carolina                        Cytec Surface Specialties

Oestringen, Germany                                  Cytec Engineered Materials

Olean, New York                                      Cytec Performance Chemicals

Orange, California                                   Cytec Engineered Materials

Pampa, Texas                                         Cytec Surface Specialties

Rayong, Thailand                                     Cytec Surface Specialties, Cytec Performance Chemicals

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

Tempe, Arizona                                       Cytec Performance Chemicals

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

Werndorf, Austria                                    Cytec Surface Specialties

Wiesbaden, Germany                                   Cytec Surface Specialties

Winona, Minnesota                                    Cytec Engineered Materials

Wrexham, U. K.                                       Cytec Engineered Materials


-----------------------------------------------------------------------------------------------------------------------

We own all of the foregoing facilities and their sites except for the land at the Indian Orchard, Lillestrom, Pampa and Shimonoseki facilities and the land and the facilities at the Smyrna, Tempe, and Wiesbaden sites. We have long-term leases and/or operating agreements for the Indian Orchard, Lillestrom, Shimonoseki and Wiesbaden sites. The leases and/or operating agreements for the Pampa and Smyrna sites are scheduled to expire within the next year, and we are reviewing our options regarding these sites. We lease our corporate headquarters in West Paterson, New Jersey, our Cytec Specialty Chemicals headquarters in Brussels, Belgium and our Cytec Engineered Materials headquarters located in Tempe, Arizona. The municipal authorities in San Fernando, Spain have proposed to expropriate for fair value our San Fernando site and we are reviewing our options where to locate the manufacturing capacity.

Item 3.     LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 13 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II
                                     -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Currencies in millions, except per share amounts)

Our stock is listed on the New York Stock Exchange. On February 14, 2008, there were approximately 8,000 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:

                                                 1Q                       2Q                       3Q                       4Q
-------------------------------------------------------------------------------------------------------------------------------
2007
     High                                    $61.88                   $64.50                   $71.78                   $68.02
     Low                                     $53.83                   $54.72                   $61.53                   $57.61
     Dividends                                $0.10                    $0.10                    $0.10                    $0.10
2006
     High                                    $60.67                   $62.30                   $56.07                   $58.90
     Low                                     $45.80                   $51.46                   $50.24                   $52.20
     Dividends                                $0.10                    $0.10                    $0.10                    $0.10
-------------------------------------------------------------------------------------------------------------------------------

On January 30, 2008, our Board of Directors increased the regular dividend rate by 25% and declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2008 to stockholders of record as of February 11, 2008.

During the year ended December 31, 2007, we repurchased 1,252,800 shares of common stock for $77.3 under our stock buyback program, which was suspended in October 2004 and reinstated in February 2007. Approximately $69 remained authorized under the buyback program as of that date. In December 2007, we completed that authorization and announced a new authorization to repurchase up to an additional $100.0 of our outstanding common stock. As of December 31 2007, approximately $92 remained authorized under our new stock buyback program. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

------------------------------------------------------------------------------------------------------------------------
                                                                                                  Approximate Dollar
                                                                       Total Number of Shares    Value of Shares That
                                                                            Purchased as              May Yet Be
                             Total Number of      Average Price           Part of Publicly            Purchased
         Period              Shares Purchased      Per Share              Announced Program       Under the Program
------------------------------------------------------------------------------------------------------------------------
March 1, 2007 -
March 31, 2007                   170,000                $57.04                 170,000                    $59
------------------------------------------------------------------------------------------------------------------------
April 1, 2007 -
April 30, 2007                    72,000                $55.64                 72,000                     $55
------------------------------------------------------------------------------------------------------------------------
May 1, 2007 -
May 31, 2007                      78,000                $57.81                 78,000                     $51
------------------------------------------------------------------------------------------------------------------------
June 1, 2007 -
June 30, 2007                    112,800                $60.75                 112,000                    $44
------------------------------------------------------------------------------------------------------------------------
August 1, 2007 -
August 31, 2007                  182,000                $64.63                 182,000                    $32
------------------------------------------------------------------------------------------------------------------------
September 1, 2007 -
September 30, 2007               190,000                $66.94                 190,000                    $19
------------------------------------------------------------------------------------------------------------------------
November 1, 2007 -
November 30, 2007                185,000                $60.43                 185,000                    $8
------------------------------------------------------------------------------------------------------------------------
December 1, 2007 -
December 31, 2007                263,000                $62.74                 263,000                    $92
------------------------------------------------------------------------------------------------------------------------

See Part III, Item 11. "Executive Compensation" for information relating to our equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

Note: The selected financial data below has been restated to show the retroactive application of Financial Accounting Standards Board ("FASB") Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP AUG-AIR 1"), which we adopted on January 1, 2007. For further details see
Note 2 to the Consolidated Financial Statements. (Currencies in millions, except per share amounts).

                                                    2007            2006             2005       2004         2003
------------------------------------------------------------------------------------------------------------------------
Statements of income data:
Net sales                                         $3,503.8        $3,329.5         $2,925.7   $1,721.3     $1,471.8
Earnings from operations                          $  324.1(1), (5)$  305.4 (3), (5)$  162.1(6)$  167.9  (8)$  144.8
Earnings from continuing operations before
 accounting change and premium paid to redeem
 preferred stock                                  $  206.5(2)     $  196.4 (4)     $   58.9(7)$  131.1  (9)$   93.2
Earnings from discontinued operations, net of
 taxes                                                   -               -              1.2          -            -
Cumulative effect of accounting change, net of
 taxes                                                   -            (1.2)(5)            -          -        (13.6)(11)
Premium paid to redeem preferred stock                   -               -                -       (9.9)(10)       -
------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders     $  206.5        $  195.2         $   60.1   $  121.2     $   79.6
------------------------------------------------------------------------------------------------------------------------
Basic net earnings per common share :
Net earnings available to common stockholders
 before discontinued operations and accounting
 change                                           $   4.29        $   4.13         $   1.30   $   3.06     $   2.39
Earnings from discontinued operations, net of
 taxes                                                   -               -             0.03          -            -
Cumulative effect of accounting change, net of
 taxes                                                   -           (0.02)               -          -        (0.35)
------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders     $   4.29        $   4.11         $   1.33   $   3.06     $   2.04
------------------------------------------------------------------------------------------------------------------------
Diluted net earnings per common share:
Net earnings available to common stockholders
 before discontinued operations and accounting
 change                                           $   4.20        $   4.03         $   1.28   $   2.97     $   2.32
Earnings from discontinued operations, net of
 taxes                                                   -               -             0.02          -            -
Cumulative effect of accounting change, net of
 taxes                                                   -           (0.02)               -          -        (0.34)
------------------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders     $   4.20        $   4.01         $   1.30   $   2.97     $   1.98
------------------------------------------------------------------------------------------------------------------------
Cash dividends declared and paid per common share $   0.40        $   0.40         $   0.40   $   0.40            -
Balance sheet data:
Total assets                                      $4,061.7        $3,830.5         $3,861.5   $2,254.8     $2,045.8
Long-term debt                                    $  705.3        $  900.4         $1,225.5   $  300.1     $  416.2
------------------------------------------------------------------------------------------------------------------------


(1) Includes a pre-tax restructuring charge of $6.2 ($5.0 after-tax) for restructuring initiatives and a pre-tax gain of $13.6 ($13.3 after-tax) for the sale of certain product lines.
(2) In addition to the items in Note (1) above, includes $6.3 related to various income tax rate changes in various jurisdictions.
(3) Includes pre-tax restructuring charges of $19.2 ($16.1 after-tax) primarily related to plant closures, pre-tax impairment charges of $29.3 ($24.6 after-tax) related to two unprofitable manufacturing sites in Europe, a pre-tax charge of $2.6 ($1.9 after-tax) related to a change in employee benefit plans in the U.K., a pre-tax charge of $2.2 ($1.6 after-tax) related to a contingent liability study update, pre-tax integration costs of $1.7 ($1.3 after-tax) related to the Surface Specialties acquisition and a pre-tax gain of $75.5 ($59.6 after-tax) for the sale of certain product lines.
(4) In addition to the items in Note (3) above, includes a pre-tax $15.7 ($12.4 after-tax) gain related to resolution of a legal dispute and an income tax benefit of $3.5 related to the completion of prior years tax audits, partially offset by a $1.7 tax charge related to a taxable capital reduction at our Thailand subsidiary.
(5) 2006 cumulative effect of accounting change represents the cumulative effect of adopting SFAS No. 123(R). Pre-tax expenses resulting from the application of SFAS No. 123(R) included in Earnings from Operations were $11.6 in 2007 and $10.4 in 2006.
(6) Includes a non-deductible charge of $37.0 for the write-off of acquired in-process research and development, a pre-tax charge of $20.8 ($15.4 after-tax) resulting from the amortization of the write-up to fair value of acquired inventory, pre-tax restructuring charges of $16.8 ($12.4 after-tax) and pre-tax integration costs of $0.2 ($0.1 after-tax).
(7) In addition to the items in Note (6) above, includes pre-tax charges of $44.2 ($28.1 after-tax) related to derivative contracts entered into to hedge currency and interest rate exposure associated with the purchase of Surface Specialties, $22.0 ($14.0 after-tax) of interest charges and unamortized put premiums and rate lock agreements related to the redemption of the Mandatory Par Put Remarketed Securities ("MOPPRS") and $28.3 representing the favorable resolution of several prior year tax matters.
(8) Includes a pre-tax charge of $8.0 ($6.2 after-tax) for various litigation matters.
(9) In addition to the item in Note (8) above, includes a pre-tax charge of $6.2 ($4.8 after-tax) relating to the settlement of several environmental and toxic tort lawsuits, a pre-tax charge of $2.0 (after-tax $1.6) relating to the settlement of disputed matters with the former holder of our Series C Preferred Stock, a tax credit of $2.4 resulting from the favorable outcome of a completed international tax audit and a pre-tax gain of $26.8 (after-tax $17.1) resulting from derivative transactions related to the acquisition of Surface Specialties.
(10) Represents a charge to net earnings available to common stockholders resulting from the redemption of our Series C Preferred Stock.
(11) Represents the cumulative effect of adopting SFAS No. 143. Pre-tax expenses resulting from SFAS No. 143 included in Earnings from Operations were $1.8 in 2003.

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

In the course of our ongoing operations, a number of strategic product line acquisitions and dispositions have been made. The results of operations of the acquired businesses have been included in our consolidated results from the dates of the respective acquisitions. On February 28, 2005, we acquired the Surface Specialties business of UCB in a transaction valued at $1,789.6. In addition, on October 2, 2006, we completed the initial closing on the sale of our water treatment chemicals and acrylamide product lines for $208.0. The second and the last phase of the closings were completed during 2007. A further discussion of acquisitions and dispositions can be found in Notes 3 and 4 to the Notes to the Consolidated Financial Statements contained herein.

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

On January 1, 2007, we adopted FSP AUG AIR-1 retroactively and accordingly, prior financial statements have been restated. For further details see Note 2 to the Consolidated Financial Statements.

On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). For further details see Notes 1 and 14 to the Consolidated Financial Statements.

On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). For further details see Note 6 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in our Consolidated Statements of Income bear to net sales:

Years Ended December 31,                                   2007              2006               2005
------------------------------------------------------------------------------------------------------------

Net sales                                                100.0%             100.0%             100.0%
Manufacturing cost of sales                               78.6               80.2               79.0
------------------------------------------------------------------------------------------------------------
Gross profit                                              21.4               19.8               21.0
Selling and technical services                             6.1                6.5                7.3
Research and process development                           2.2                2.2                3.6
Administrative and general                                 3.2                3.1                3.5
Amortization of acquisition intangibles                    1.1                1.1                1.0
Gain on sale of assets                                     0.4                2.3                 -
------------------------------------------------------------------------------------------------------------
Earnings from operations                                   9.2                9.2                5.5
------------------------------------------------------------------------------------------------------------
Net earnings available to common stockholders              5.9                5.9                2.1
------------------------------------------------------------------------------------------------------------

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

                                                                                                 Europe/
                                                       North          Latin         Asia/      Middle East/
Net Sales                                             America        America       Pacific        Africa         Total
--------------------------------------------------------------------------------------------------------------------------
2007
  Cytec Performance Chemicals                             $262.6         $132.6       $130.3          $210.9       $736.4
  Cytec Surface Specialties                                347.5           72.7        284.5           935.7      1,640.4
  Cytec Engineered Materials                               418.5            1.1         51.9           198.3        669.8
  Building Block Chemicals                                 246.1            3.7         31.8           175.6        457.2
                                                    ----------------------------------------------------------------------
    Total                                               $1,274.7         $210.1       $498.5        $1,520.5     $3,503.8
                                                    ----------------------------------------------------------------------

2006
  Cytec Performance Chemicals                             $324.1         $128.8       $127.9          $284.3       $865.1
  Cytec Surface Specialties                                366.7           60.3        260.6           835.8      1,523.4
  Cytec Engineered Materials                               378.2            1.2         44.7           177.7        601.8
  Building Block Chemicals                                 177.6            4.7         26.9           130.0        339.2
                                                    ----------------------------------------------------------------------
    Total                                               $1,246.6         $195.0       $460.1        $1,427.8     $3,329.5
                                                    ----------------------------------------------------------------------

2005
  Cytec Performance Chemicals                             $340.8         $126.8       $118.5          $269.7       $855.8
  Cytec Surface Specialties                                329.6           50.7        202.9           660.9      1,244.1
  Cytec Engineered Materials                               349.2            1.5         30.0           160.9        541.6
  Building Block Chemicals                                 149.2            4.9         50.3            79.8        284.2
                                                    ----------------------------------------------------------------------
    Total                                               $1,168.8         $183.9       $401.7        $1,171.3     $2,925.7
                                                    ----------------------------------------------------------------------

Net sales in the United States were $1,188.6, $1,162.2, and $1,095.3, for 2007, 2006 and 2005, respectively. International net sales were $2,315.2, $2,167.3, and $1,830.4, or 66%, 65% and 63% of total net sales, for 2007, 2006 and 2005, respectively.

For more information on our segments, refer to Note 18 of the Notes to Consolidated Financial Statements and further discussions in "Segment Results" below.

YEAR ENDED DECEMBER 31, 2007, COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Consolidated Results

Net sales for 2007 were $3,503.8 compared with $3,329.5 for 2006, up 5%, of which the divestiture of the water treatment chemicals and acrylamide product lines decreased sales 6%. Excluding the reduction due to these divestitures, sales were up 4% due to volume, 4% up due to price, and up 3% due to changes in exchange rates. Cytec Performance Chemicals selling volumes were down 17% attributable to the divestiture of the water treating chemicals product line. Excluding the divestiture, selling volumes and prices were flat and changes in exchange rates increased sales 2%. Cytec Surface Specialties selling volumes decreased 3% while selling prices increased sales 5% and changes in exchange rates increased sales 6%. Cytec Engineered Materials selling volumes increased 9% and selling prices increased 2%. Building Block Chemicals overall sales volumes were up 24% and selling prices were up 11%. Building Block Chemical sales volume declined 15% due to the divestiture of the acrylamide product line which was more than offset by a 23% increase in selling volumes of acrylonitrile to the purchaser of the divested product line.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $2,752.9 (78.6% of net sales) compared with $2,669.6 (80.2% of net sales) for 2006. The $83.3 increase was primarily due to $112.5 of costs related to higher selling volumes, $93.0 related to higher raw material costs, and unfavorable currency exchange of $88.1. These were partially offset by a reduction in manufacturing cost of sales of $168.1 due to the divestiture of the water treatment chemicals and acrylamide product lines and benefits related to the various restructuring initiatives and the shutdown of an unprofitable manufacturing facility in Dijon, France. Also included in 2007 and 2006 manufacturing cost of sales were pre-tax costs of $5.7 and $47.6, respectively, related to restructuring, asset impairment, and pension curtailment/settlement costs. See Restructuring Activities section below and
Note 5 to the consolidated financial statements for additional detail of the net restructuring and impairment charges.

Pension and other post employment benefits expense was $30.7 for 2007 versus $55.0 in 2006. The $24.3 decrease from 2006 is primarily related to lower costs due to the divestiture of the water treatment chemicals and acrylamide product lines as well as 2006 included an additional $9.2 of pension curtailments and plan settlements primarily related to European defined benefit pension plans. Pension and other post employment benefit expense is reported in the expense category that it relates to, which is primarily in manufacturing cost of sales. For a detailed discussion on employee benefit plans, see Note 15 to the consolidated financial statements.

Selling and technical services was $212.8 in 2007 versus $215.4 in the prior year. The decrease of $2.6 was primarily due to lower costs of $15.2 due to the divestiture of the water treatment chemicals and acrylamide product lines partially offset by increases primarily due to exchange rate changes of $8.0 and increased spending principally to support future growth programs. Included in 2006 are net restructuring charges of $1.1 and a benefit plan curtailment charge as described above of $0.4.

Research and process development was $75.7 in 2007 versus $73.9 in the prior year. The increase was primarily related to changes in exchange rates of $2.6 and increased spending principally to support future growth programs. Partially offsetting this was a reduction in costs due to divestiture of the water treatment chemicals and acrylamide product lines of $3.7. Also included in 2006 are restructuring charges of $1.2.

Administrative and general expenses were $113.2 in 2007 versus $102.9 in the prior year. The increase in 2007 was primarily attributable to changes in exchange rates of $4.1, higher compensation expenses and higher professional services expenses. Included in 2006 are integration expenses of $1.4 associated with the transition from UCB's information technology system infrastructure, a benefit plan curtailment charge of $0.2 as described above and restructuring charges of $1.9.

Amortization of acquisition intangibles was $38.7 in 2007 versus $37.8 in the prior year. This increase was primarily attributable to changes in exchange rates of $1.8. Included in 2006 is a write-off of $1.4 related to impaired intangibles related to an unprofitable product line manufactured in Europe.

Gain on the sale of assets was $13.6 in 2007 compared to $75.5 in 2006 and amounts in both years are related to the divestiture of the water treatment and acrylamide product lines. See Note 4 of the Consolidated Financial Statements for further information.

Other income (expense), net was expense of ($0.4) in 2007 compared with income of $12.7 in the prior year. Included in 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 13 of the Consolidated Financial Statements.

Equity in earnings of associated companies was $1.4 in 2007 versus $3.2 in the prior year. The decline is attributable to the lower sales at our associated company.

Interest expense, net was $41.9 in 2007 compared with $55.5 in the prior year. The decrease is primarily due to the lower average debt levels in 2007.

The effective income tax rate for 2007 was a tax provision of 27.1% ($76.7) compared to a tax provision of 26.1% ($69.4) for 2006. The 2007 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.3 with respect to the $13.6 gain recorded on the water business divestiture, U.S. manufacturing incentives and a net tax benefit of $6.3 to primarily adjust our deferred taxes for recently enacted tax legislation that lowered the corporate income tax rate in a number of jurisdictions beginning in 2008. Excluding these items and accrued interest and penalties from uncertain tax positions, the underlying estimated annual tax rate for the year ended December 31, 2007 was 29.3%, with a normalized rate of approximately 30.3% including such interest and penalties.

The 2006 effective tax rate was positively impacted by an arbitration award in settlement of a commercial dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20.0%, the gain on the divestiture of the water treatment and acrylamide product lines recorded at a 21% rate, and a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits. The rate was also favorably impacted by the change in statutory tax rates with respect to deferred tax assets and liabilities recorded in certain countries. These results were partially offset by a reduction of earnings of divested product lines in lower tax jurisdictions, the zero tax benefit on a French restructuring charge due to insufficient earnings to realize its net deferred tax asset, a tax benefit from a restructuring charge recorded at 29.6% and a $1.7 tax charge associated with a capital reduction with respect to a foreign subsidiary. In 2006 a tax benefit of $0.7 was allocated to the cumulative effect of accounting change. Excluding these items, the underlying annual tax rate for 2006 was 26.8%.

Net earnings for 2007 were $206.5 ($4.20 per diluted share) compared with net earnings of $195.2 ($4.01 per diluted share) in 2006. Included in 2007 results were an after-tax gain of $13.3 ($0.27 per diluted share) on the sale of the water treatment chemicals product line to Kemira, a $6.3 benefit for tax adjustments primarily related to tax rate changes in various jurisdictions ($0.13 per diluted share) and net restructuring charges of $5.0 after-tax charge ($0.10 per diluted share). The improvement in net earnings is primarily related to the net effect of the aforementioned items, higher selling volumes, and increased selling prices partially offset by higher raw materials, higher operating expenses as discussed above, and a smaller gain on the product line divestiture as compared to 2006.

Included in the 2006 results are an after-tax gain of $59.6 ($1.23 per diluted share) related to the first phase of the sale of the water treatment and acrylamide product lines, after-tax net restructuring and impairment charges of $40.6 ($0.84 per diluted share), an after-tax charge of $1.6 ($0.03 per diluted share) related to completion of a detailed update of our asbestos contingent liability, net of insurance recoveries, after-tax costs of $1.3 ($0.03 per diluted share) related to Surface Specialties integration, an after-tax gain of $12.4 ($0.26 per diluted share) related to a favorable resolution of a legal dispute, an after-tax charge of $1.9 ($0.04 per diluted share) related to a change in employee benefit plans in the U.K., and the cumulative effect of an accounting change after-tax charge of $1.2 ($0.02 per diluted share) related to the adoption of SFAS 123R.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Cytec Performance Chemicals

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  % Change Due to
                                                                             -------------------------------------------------------
                                                                  Total                                   Acquisition/
                                     2007         2006         % Change       Price       Volume/Mix      Divestiture      Currency
                                 ---------------------------------------------------------------------------------------------------
  North America                     $262.6       $324.1            -19%        1%            -4%             -16%             -
  Latin America                      132.6        128.8              3%       -1%             7%              -4%             1%
  Asia/Pacific                       130.3        127.9              2%        -              5%              -5%             2%
  Europe/Middle East/Africa          210.9        284.3            -26%        1%             -              -31%             5%
                                 ---------------------------------------------------------------------------------------------------
  Total                             $736.4       $865.1            -15%        -              -              -17%             2%
------------------------------------------------------------------------------------------------------------------------------------

Excluding the divestiture of the water treating chemicals product line, volumes were flat due to increases in the mining chemicals as a result of new business and general market growth offset by decreases in specialty additives, phosphines and specialty urethanes. On a regional basis, North America sales volumes declined across all product lines primarily due to weaker market demand while the sales volume increase in Latin America was primarily attributable to the mining chemicals product line as a result of increased demand. The Asia/Pacific volume increase is primarily due to higher demand levels for mining chemicals and the specialty additives product lines.

Earnings from operations were $71.1, or 10% of sales, compared with $68.4 or 8% of sales in 2006. The $2.7 increase in earnings is primarily attributable to slightly higher selling prices of $2.6, favorable volume/mix of approximately $7.9 due to higher sales of more profitable product lines, favorable changes in exchange rates of $4.3 and cost reduction of $10.0 primarily due to savings from restructuring activities. These were partially offset by higher raw material costs of approximately $14.4, higher operating costs of $5.0, and the loss of $2.7 of profitability associated with the divested water treatment product line.

Cytec Surface Specialties

-----------------------------------------------------------------------------------------------------------------------
                                                                                          % Change Due to
                                                                              -----------------------------------------
                                                                  Total
                                     2007         2006          % Change       Price      Volume/Mix       Currency
-----------------------------------------------------------------------------------------------------------------------
North America                        $347.5       $366.7             -5%        3%            -8%              -
Latin America                          72.7         60.3             20%        -             15%             5%
Asia/Pacific                          284.5        260.6              9%        5%             2%             2%
Europe/Middle East/Africa             935.7        835.8             12%        6%            -3%             9%
                                  ---------------------------------------------------------------------- --------------
  Total                            $1,640.4     $1,523.4              8%        5%            -3%             6%
-----------------------------------------------------------------------------------------------------------------------

Overall selling volumes decreased 3% primarily due to weak demand across most product lines in North America and price competition in liquid coating resins as well as the impact of discontinuing certain unprofitable solventborne production in Europe. Volumes increased in Asia/Pacific due to strong demand for liquid coating resins and Radcure resins partially offset by lower powder coating resins where we gave up low profit business. In Latin America volumes were up across all product lines principally due to improved demand. Overall selling prices increased 5%. Selling prices for liquid coating and powder coating resins were higher in all regions while Radcure prices were up in Europe and Asia/Pacific but down in North America and Latin America.

Earnings from operations were $99.7, or 6% of sales, compared with earnings from operations of $95.5, or 6% of sales in 2006. The $4.2 increase in earnings is primarily attributable to higher selling prices of $73.8 and changes in exchange rates with a favorable impact of approximately $4.6. These were partially offset by higher raw material costs of $46.9, lower selling volumes of $15.8, and higher manufacturing and operating expenses of $12.0.

Cytec Engineered Materials

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    % Change Due to
                                                                                         ----------------------------------------
                                                                             Total
                                                 2007         2006        % Change        Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                  $418.5       $378.2              11%        3%               8%           -
Latin America(1)                                  1.1          1.2               -         -                -            -
Asia/Pacific                                     51.9         44.7              16%        1%              15%           -
Europe/Middle East/Africa                       198.3        177.7              12%        1%               8%           3%
                                             ---------------------------------------------------------------------- -------------
Total                                          $669.8       $601.8              11%        2%               9%           -
---------------------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 9% primarily due to higher sales to the large commercial aircraft sector across most regions predominantly related to higher production levels on the existing Boeing and other aircraft programs and ramp up of the 787 program as well as higher sales to the business jet sector and launch vehicle sector for the crew launch vehicle partially offset by lower sales to Airbus. The increase in Asia/Pacific sales selling volumes were primarily due to the aforementioned increases in build-rates in the large commercial aircraft sector.

Earnings from operations were $132.3, or 20% of sales, compared with $106.0, or 18% of sales, in 2006. The $26.3 increase in earnings is primarily attributable to higher volumes of $32.8 and higher selling prices of $11.5. These increases were partially offset by higher manufacturing and operating expenses of $14.9 related to the higher manufacturing volumes as well as additional spending to support future growth programs, higher raw materials of $2.6, and changes in exchange rates with an unfavorable impact of $3.1. Operating earnings in 2006 included a $2.4 charge related to the curtailment/settlement of a U.K. pension plan.

Building Block Chemicals

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             % Change Due to
                                                                                ----------------------------------------------------
                                                                   Total
                                        2007          2006       % Change          Price      Volume/Mix     Divestiture   Currency
------------------------------------------------------------------------------------------------------------------------------------
North America                         $  246.1     $  177.6            39%          8%             36%          -5%              -
Latin America(1)                           3.7          4.7             -           -              -             -               -
Asia/Pacific                              31.8         26.9            18%         20%             -            -2%              -
Europe/Middle East/Africa                175.6        130.0            35%         14%             50%          -29%             -
                                     -----------------------------------------------------------------------------------------------
Total                                   $457.2       $339.2            35%         11%             39%          -15%             -
------------------------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes were up 24%. Sales volume declined 15% due to the divestiture of the acrylamide product line which was more than offset by a 23% increase in selling volumes of acrylonitrile to the purchaser of the divested product line. Acrylonitrile is the key raw material to make acrylamide and prior to the divestiture our internal uses of acrylonitrile to make acrylamide were treated as internal transfers. Sales volumes were also up another 16% primarily due to increased capacity available following our takeover of the melamine manufacturing facility in August 2006, which previously was a 50-50 joint venture with a third party and higher demand levels for acrylonitrile. Sales volumes were up in all regions except Asia/Pacific where they were flat. Acrylonitrile volumes were up in 2007 as some shipments in late December 2006 were delayed to 2007 due to weather conditions in the Gulf Coast of the U.S. as well as the acrylonitrile manufacturing facility shutdown in 2006 due to a scheduled maintenance turnaround. Overall selling prices were up 11% with higher prices in acrylonitrile and melamine. Prices were up in all regions as they trended with increases in the raw material prices and higher demand.

Earnings from operations were $23.8, or 5% of sales, compared with $19.8, or 6% of sales, in 2006. The $4.0 increase in earnings is primarily attributable to selling price increases of $36.7 and a $37.0 positive impact from higher selling volumes of acrylonitrile and melamine. These were partially offset by lower earnings of $9.3 due to the divestiture of the acrylamide product line, $29.1 of higher raw material costs as well as $32.0 of higher manufacturing costs related to the higher volumes and acquiring 100% of the melamine manufacturing facility discussed above.

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

Manufacturing cost of sales was $2,669.6 compared with $2,312.1 for 2005. Most of the increase is associated with higher selling volumes, the inclusion of expenses for a full year relating to Surface Specialties, higher raw material costs of $60.3, unfavorable currency exchange on raw materials and energy of $12.5, partially offset by reduction in manufacturing cost of sales due to the October 1, 2006 divestiture of the water treatment chemicals and acrylamide product lines. The results for 2006 also include an impairment and restructuring charge of $22.1 related to the Polymer Additives product line, an impairment and restructuring charge of $20.9 for an unprofitable manufacturing facility in France, a charge of $1.0 for restructuring of a manufacturing site in the U.S., a $2.2 net increase in asbestos related contingent liabilities, a $2.6 charge related to a change in employee benefit plans in the U.K., and a charge of $2.0 related to stock options and stock-settled SARS due to the application of SFAS 123R. These were partially offset by a net restructuring charge reversal of $0.7. See restructuring section below for additional detail of the net restructuring and impairment charges. The 2005 results include $20.8 of amortization of the excess of the fair value of the finished goods inventory for the acquired Surface Specialties business over normal manufacturing cost.

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

The effective income tax rate for 2006 was a tax provision of 26.1% ($69.4) compared to a tax benefit of 30.6% ($13.8) for 2005. The 2006 effective rate was positively impacted by an arbitration award in settlement of a commercial dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20%. Also favorably impacting the rate was a 21% tax rate associated with the gain on the divestiture of the water treatment and acrylamide product lines and a $3.5 reduction of tax expense as a result of the completion of prior years U.S. tax audits. The rate was also favorably impacted by the change in statutory tax rates with respect to deferred tax assets and liabilities recorded in certain countries. These results were partially offset by a reduction of earnings of divested product lines in lower tax jurisdictions, the zero tax benefit on a French restructuring charge due to insufficient earnings to realize its net deferred tax asset, a tax benefit from a restructuring charge recorded at 29.6% and a $1.7 tax charge associated with a capital reduction with respect to a foreign subsidiary. Excluding these items, the underlying annual tax rate for 2006 was 26.8%.

The 2005 effective tax rate was favorably impacted by hedging losses incurred in the U.S. in connection with the Surface Specialties acquisition, the MOPPRS redemption, and reduction in tax expense of $12.2 due to partial resolution of a tax audit in Norway and a reduction in income tax expense of $16.2 related to final approval of the Internal Revenue Service's examination of our tax returns for the years 1999 through 2001. The rate was unfavorably impacted by the write-off of acquired in-process research and development expenses related to the Surface Specialties acquisition, for which there is no tax benefit. Excluding these items, the underlying annual tax rate for 2005 would have been 26%.

Earnings from discontinued operations were $1.2 in 2005 and reflect the results of Surface Specialties amino resins ("SSAR") product line. SSAR was divested on August 31, 2005.

The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $1.2, net of tax benefit of $0.7.

Net earnings for 2006 were $195.2 ($4.01 per diluted share) compared with net earnings for 2005 of $60.1 ($1.30 per diluted share). Included in the 2006 results are an after-tax gain of $59.6 ($1.23 per diluted share) related to the first phase of the sale of the water treatment and acrylamide product lines, after-tax net restructuring and impairment charges of $40.6 ($0.84 per diluted share), an after-tax charge of $1.6 ($0.03 per diluted share) related to completion of a detailed update of our asbestos contingent liability, net of insurance recoveries, after-tax costs of $1.3 ($0.03 per diluted share) related to Surface Specialties integration, an after-tax gain of $12.4 ($0.26 per diluted share) related to a favorable resolution of a legal dispute, an after-tax charge of $1.9 ($0.04 per diluted share) related to a change in employee benefit plans in the U.K. and the cumulative effect of an accounting change after-tax charge of $1.2 ($0.02 per diluted share) related to the adoption of SFAS 123R. The improvement in net earnings is primarily related to the net effect of the aforementioned special items, higher selling volumes, increased selling prices, inclusion of a full year of earnings from Surface Specialties, increased production levels and the benefits of our recent restructuring initiatives partially offset by higher raw material costs.

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

Cytec Performance Chemicals

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          % Change Due to
                                                                               -----------------------------------------------------
                                                                    Total                                   Acquisition/
                                      2006         2005          % Change       Price      Volume/Mix       Divestiture     Currency
------------------------------------------------------------------------------------------------------------------------------------
   North America                     $324.1       $340.8              -5%        3%            -5%              -3%             -
   Latin America                      128.8        126.8               1%        1%             -               -2%             2%
   Asia/Pacific                       127.9        118.5               8%        -              7%               1%             -
   Europe/Middle East/Africa          284.3        269.7               6%       -1%            11%              -5%             1%
                                   -------------------------------------------------------------------------------------------------
   Total                             $865.1       $855.8               1%        1%             3%              -3%             -
------------------------------------------------------------------------------------------------------------------------------------

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

Cytec Surface Specialties

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                % Change Due to
                                                                              ------------------------------------------------------
                                                                 Total
                                     2006         2005          % Change       Price      Volume/Mix       Acquisition      Currency
------------------------------------------------------------------------------------------------------------------------------------
North America                        $366.7       $329.6             11%        4%            -6%              13%             -
Latin America                          60.3         50.7             19%       -2%             -               14%             7%
Asia/Pacific                          260.6        202.9             29%       -4%            19%              13%             1%
Europe/Middle East/Africa             835.8        660.9             27%       -              7%               18%             2%
                                  --------------------------------------------------------------------------------------------------
  Total                            $1,523.4      $1,244.1            22%       -              5%               15%             2%
------------------------------------------------------------------------------------------------------------------------------------

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

Cytec Engineered Materials

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   % Change Due to
                                                                                         ----------------------------------------
                                                                            Total
                                                 2006         2005        % Change        Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                  $378.2       $349.2               8%        2%               6%           -
Latin America(1)                                  1.2          1.5               -         -                -            -
Asia/Pacific                                     44.7         30.0              49%        4%              45%           -
Europe/Middle East/Africa                       177.7        160.9              11%        3%               8%           -
                                             ------------------------------------------------------------------------------------
Total                                          $601.8       $541.6              11%        2%               9%           -
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

Building Block Chemicals

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     % Change Due to
                                                                                            ----------------------------------------
                                                                     Total
                                        2006         2005          % Change       Price       Volume/Mix     Divestiture    Currency
------------------------------------------------------------------------------------------------------------------------------------
North America                         $  177.6     $  149.2            19%          7%             14%            -2%            -
Latin America(1)                           4.7          4.9            -            -               -             -              -
Asia/Pacific                              26.9         50.3           -46%          3%            -49%            -              -
Europe/Middle East/Africa                130.0         79.8            63%         17%             58%           -13%            1%
                                     -----------------------------------------------------------------------------------------------
Total                                   $339.2       $284.2            19%          9%             15%            -5%            -
------------------------------------------------------------------------------------------------------------------------------------
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales volumes are 10% higher and selling prices are 9% higher, both primarily related to acrylonitrile. The divestiture of the acrylamide product line on October 1, 2006 reduced sales 5% but was more than fully offset by increased sales of acrylonitrile to the purchaser of the acrylamide product line. Acrylonitrile is the key raw material to make acrylamide and prior to the divestiture our internal uses of acrylonitrile to make acrylamide were treated as internal transfers, and our internal uses of acrylamide to make certain of our divested water treating chemicals were treated as intersegment sales. After the divestiture, acrylonitrile used to make acrylamide is now a third party sale and for the year this added 7% to sales. After excluding the above, selling volumes increased 8% from the prior year when volumes were adversely impacted due to plant shutdowns as a result of the hurricanes in the U.S. gulf coast in the third quarter of 2005. On a regional basis selling volumes in Asia/Pacific were down due to sluggish demand for acrylonitrile for use in upgrading to acrylic fiber. Selling volumes in Europe/Middle East/Africa improved due to increased demand for imported acrylonitrile as a result of reduced regional supply. Selling prices were up overall due to acrylonitrile and acrylamide as they trended with increases in raw material costs.

Earnings from operations were $19.8, or 6% of sales, compared with $7.3, or 3% of sales, in 2005. The increase in earnings reflects the higher selling volumes (some due to the impact of the aforementioned hurricanes in 2005) and higher selling prices. This was partially offset by higher raw material costs of $14.7, inefficiencies on lower melamine production, difficulties in our sulfuric acid plant operations and higher costs due to a two week scheduled acrylonitrile plant outage in the first quarter of 2006. Also included is expense of $1.2 for stock options and stock-settled SARS related to SFAS 123R.

RESTRUCTURING ACTIVITIES

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management's view of its businesses.

In 2007, we recorded total net restructuring charges of $6.2 ($5.0 after-tax), which were charged to expense as follows: manufacturing cost of sales $5.7, and administrative and general of $0.5.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives business in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits for 63 employees who are expected to be retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. An additional restructuring charge of $2.9 to manufacturing cost of sales is expected to occur in the first half of 2008. This relates to the remainder of the severance and other benefits which will be accrued as they are earned as well as decontamination expenses which will be expensed as incurred. Minimal savings from this restructuring initiative were realized in 2007. A one-time cash benefit of $17.2 from working capital reductions is expected to be realized through the first quarter of 2009. Once all actions have taken place in 2008, annualized before tax savings from these restructuring initiatives are projected to be $1.2. These benefits are net of lost earnings due to an annual sales reduction of $31.5.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. An additional restructuring charge of $0.4 is expected to be recorded in 2008, primarily related to the remainder of the severance and other benefits which will be accrued as they are earned. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. A one-time cash benefit of $1.7 from working capital reductions is expected to be realized from this initiative, of which $1.0 was realized in 2007. Annualized before tax benefits of $4.7 are projected to be realized beginning in 2008 as a result of this restructuring initiative, of which $0.5 was realized in 2007. These benefits are net of lost earnings due to an annual sales reduction of $6.8. Asset retirements on both these projects will be recorded when production ceases and will be charged to the composite depreciation reserve in accordance with our accounting policy. The remaining reserve relating to this restructuring initiative is expected to be paid by 2009.

We also incurred additional net restructuring charges of $2.2 in 2007 relating to restructurings initiatives announced in 2006 and 2005. These charges were comprised of $2.5 related to the Dijon restructuring and a net credit of $0.3 related to lower costs than anticipated for prior restructuring initiatives. In addition, a non-cash charge of $0.3 was recognized and cash payments of $11.5 were incurred for the 2006 restructuring initiatives.

In 2006, we recorded total restructuring charges of $51.1 ($42.3 after-tax) in connection with several restructuring initiatives, including related asset impairments of $29.3 ($24.6 after-tax). In the aggregate these costs were charged to expense as follows: manufacturing cost of sales $45.2, selling and technical services $2.0, administrative and general $1.5, research and process development $1.0, and amortization of acquisition intangibles $1.4.

Details of 2006 restructuring initiatives are as follows:

Based on forecasted cash flow information, we determined that our manufacturing facility in Dijon, France and related intangible assets were impaired. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Cytec Surface Specialties segment, which are used in the coating industry for sale in the European market. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded an impairment charge of $15.5 to write-down the carrying value of the manufacturing facility and related intangible assets down to zero as we did not believe the assets were saleable and the outlook for recovery of products it manufactured was not positive. Also in 2006, after the appropriate consultations with the Works Council, we decided to close the facility and commence shutdown activities. At that time, we recorded a restructuring charge of $8.4, based on estimated severance costs for eliminating 60 positions at our Dijon, France manufacturing site. In addition, we recorded a net restructuring charge of $1.5 primarily for the severance costs for eliminating 8 positions at our Indian Orchard, Massachusetts site, and 16 positions at our leased facilities in New Castle, Delaware, which operations have relocated to our new manufacturing facility in Kalamazoo, Michigan. The restructuring was charged as follows: manufacturing cost of sales $7.8, selling and technical services $0.6, research and process development $0.5, and administrative and general $1.0. No payments were made in 2006. In 2007, the Dijon restructuring reserve was reduced by $7.7 for cash payments primarily related to severance and the balance is expected to be paid by the beginning of 2009. In addition, a non-cash charge of $0.3 for asset impairment at the Indian Orchard facility was charged against the reserve and all cash payments for severance of the 8 positions in Indian Orchard and 16 positions in New Castle were made in 2007 for a total of $1.3 and the reserve is now depleted. This decision resulted in a reduction in annual revenues of approximately $24.0; however, net annual before tax benefits of approximately $2.9 were expected to begin in 2007 as a result of these restructuring initiatives. Savings realized in 2007 were $2.4 and are projected to be $2.9 beginning in 2008.

We recorded a restructuring charge of $22.5 of which $13.8 related to the impairment of fixed assets in Botlek related to our polymer additives product line in our Cytec Performance Chemicals segment and the remainder related to the elimination of 38 positions. This initiative includes the cessation of manufacturing of two light stabilizer products in Botlek. Manufacture of one of these products, which had sales of approximately $12.0 in 2005, has been consolidated at our facility in West Virginia; the other product, representing 2005 sales of approximately $6.0, has been exited. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged as follows: manufacturing cost of sales $22.1, and selling expense $0.4. In 2007, this restructuring reserve was reduced by $1.6 for cash payments primarily related to severance and the balance of the reserve is expected to be paid in 2008. Expected annualized savings of approximately $6.5 were realized in 2007 from this restructuring initiative.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continue our efforts to take advantage of synergies from the 2005 acquisition, and to mitigate continuing costs related to the 2006 divestiture of our water treatment chemicals and acrylamide product lines. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $1.3, selling and technical services $0.9, research and process development $0.5 and administrative and general $0.5. In 2007, cash payments primarily related to severance of $0.9 were made and the remaining reserve is expected to be paid by 2009. Expected annualized savings of approximately $5.9 were realized in 2007 as a result of these restructuring initiatives.

In 2005, we recorded aggregate restructuring charges of $16.8, principally related to our formation of Cytec Specialty Chemicals whereby we combined our specialty chemicals product lines into one organization. As a result of 2005 restructuring initiatives, a total of 136 positions were eliminated. Of the 136 positions, 22 were related to our Cytec Engineered Materials segment and 114 were related to our Cytec Specialty Chemicals segments. In 2007, all payments relating to severance for the Cytec Engineered Materials segment were completed. The remaining 2005 restructuring reserve balance relates to severance for the Cytec Specialty Chemicals segment which will be paid through 2009. See Note 5 of the Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2007, our cash balance was $76.8 compared with $23.6 at year end 2006.

Cash flows provided by operating activities were $269.8 compared with $201.0 for 2006. A significant portion of the improvement over the prior year is attributable to increased earnings. In 2007, trade accounts receivables increased $38.8 due to higher sales levels. Inventories increased $21.7 due to higher overall raw material costs and, in the Specialty Materials segment, higher inventory levels to meet increasing demand. Other receivables decreased $10.1 which includes payments received for certain supplier rebates of $1.9, and insurance and claim recoveries of $4.1. Other liabilities decreased $51.5 principally due to contributions to our pension and post retirement plans net of accrued expenses of $44.1.

Cash flows used in investing activities were $76.1 for 2007 compared with cash flows provided by investing activities of $104.1 for 2006. In 2006, we received $206.6, net of cash transaction costs, for the completion of the first of three phases of the sale of our water treatment chemicals and acrylamide product lines. In 2007, we received $38.7 for the second and third phases of the aforementioned divestiture. Capital spending for 2007 was $114.8, which compares to $102.5 in 2006 with most of the increase due to capacity expansions in waterborne and Radcure resins, engineering work on a new carbon fiber line, and new safety and compliance initiatives.

Net cash flows used in financing activities were $144.0 in 2007 compared with $354.4 for 2006. The 2007 financing cash flows were driven by net debt repayments of $99.0 and treasury stock repurchases of 1,252,800 shares for $77.3. These were partially offset by proceeds received on the exercise of stock options of $39.3 and excess tax benefits from share-based payment arrangements of $11.7. During 2006, we had net debt repayments of $391.4, which were partially offset by proceeds received on the exercise of stock options of $45.0 and excess tax benefits from share-based payment arrangements of $10.7. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0, and extend the maturity date to June 2012. There was no borrowing against the $400.0 unsecured five-year revolving credit facility at December 31, 2007. Also at December 31, 2007, we had $104.6 of non-U.S. credit facilities, with outstanding borrowings of $46.3.

In February 2007, we announced the reinstatement of our stock buyback program authorized in 2003. Approximately $69.0 remained authorized under the buyback program as of that date. In December 2007, we completed that authorization and announced a new authorization to repurchase up to an additional $100.0 of our outstanding common stock. As of December 31, 2007, approximately $92 remained authorized under our new stock buyback program. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option plans, benefit plans and other corporate purposes.

As of December 31, 2007, our total debt of $848.7 is denominated approximately 59% in Euros, 38% in dollars and the balance in other currencies, after taking into account Euro/U.S. dollar cross currency swaps.

During 2007, we paid four quarterly cash dividends of $0.10 per common share which aggregated $19.1. On January 30, 2008, the Board of Directors increased the regular dividend rate by 25% and declared a $0.125 per common share cash dividend, payable on February 25, 2008 to shareholders of record as of February 11, 2008.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and dividends as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We have a $100.0 scheduled debt payment due March 15, 2008, which we intend to repay using a combination of our cash and, if necessary, part of our unused revolver.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations under long-term agreements as of December 31, 2007:

--------------------------------------------------------------------------------------------------------------
                                                             Payments Due by Period
                                    --------------------------------------------------------------------------
                                                      Less Than                                     More than
Contractual Obligations                    Total         1 Year      1-3 Years      3-5 Years         5 Years
--------------------------------------------------------------------------------------------------------------
Long-term debt                           $ 806.3         $101.5         $252.9            $ -         $ 451.9
Interest payments (1)                     $186.8          $38.2          $60.4          $37.0           $51.2
Operating leases                           $65.3          $15.1          $18.7           $9.6           $21.9
Pension and postretirement
   plans obligations (2)                   $49.2          $49.2
Purchase obligations                       $41.9          $19.2          $13.4           $6.8            $2.5
Other noncurrent liabilities (3):
   Environmental liabilities (2)            $7.4           $7.4
   Cross currency swap (4)                $112.2                         $56.1                          $56.1
                                    --------------------------------------------------------------------------
Total                                  $ 1,269.1         $230.6        $ 401.5         $ 53.4         $ 583.6
--------------------------------------------------------------------------------------------------------------

(1) Includes variable interest rate payments on $42.0 of debt using the LIBOR rates at December 31, 2007.
(2) Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2008 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2008 may vary significantly for pension. See notes 13 (environmental) and 15 (pension) for more information on these liabilities.
(3) Included in other noncurrent liabilities on our consolidated balance sheets at December 31, 2007, were $70.1 of contingent liabilities (principally asbestos related liabilities) and $45.7 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table above.
(4) Related balances are based on unfavorable fair values (at December 31, 2007 exchange rate) of the foreign exchange component of the cross currency swaps. Actual cash flows upon settlements will be based on the fair values on the related maturity dates.

As of December 31, 2007, the amount of unrecognized tax benefits (FIN 48 liabilities) was $42.4 (gross). As specific payment dates can not be reasonably estimated, the related balances have not been reflected in the "Payments Due by Period" section of the table above.

We had net contractual commitments under currency forward contracts in U.S. dollar equivalent amounts of $118.1, that all settle in less than one year. (Refer to Item 7A as well as Note 8 of the Notes to Consolidated Financial Statements included herein).

We had $39.7 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2007 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

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

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2007, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2007, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2007                                                          Buy
------------------------------------------------------------------------------------------------------------------------
         Sell          U.S. Dollar       Euro         Pound Sterling    Australian Dollar  Canadian Dollar    Others
------------------------------------------------------------------------------------------------------------------------
U.S. Dollar            $         -   $          11.1   $          13.7  $              15.0   $       31.7  $        6.4
------------------------------------------------------------------------------------------------------------------------
Pound Sterling         $         -   $           5.4                 -                    -              -             -
------------------------------------------------------------------------------------------------------------------------
Japanese Yen           $       7.6   $             -                 -                    -              -             -
------------------------------------------------------------------------------------------------------------------------
Malaysian Ringgit      $         -   $           4.9                 -                    -              -             -
------------------------------------------------------------------------------------------------------------------------
Norwegian Krone        $       7.2   $             -                 -                    -              -             -
------------------------------------------------------------------------------------------------------------------------
Taiwan Dollar          $       7.4   $             -                 -                    -              -             -
------------------------------------------------------------------------------------------------------------------------
Others                 $       3.6   $           4.1                 -                    -              -             -
------------------------------------------------------------------------------------------------------------------------

The favorable fair value of currency contracts, based on exchange rates at December 31, 2007, was approximately $1.3. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $11.3. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany receivables we have with one of our subsidiaries. At December 31, 2007, the fair value of the five and ten year swaps were $(39.8) and $(31.4), respectively. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the Euro exchange rate would cause an increase/decrease of approximately $57.1 in the value of the hedging instruments referred to above.

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At December 31, 2007, we had no designated forward contracts.

Commodity Price Risk: We use natural gas swaps to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. The maturities of these swaps correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These swaps are recognized on the balance sheet at fair value, which will be reclassified into manufacturing cost of sales through October 2008 as the hedged natural gas purchases affect earnings. For a detailed discussion on natural gas swaps, see Critical Accounting Policies - Commodity Price Risk section below.

At December 31, 2007, we had outstanding natural gas swaps with a fair value loss of $(0.7) net of taxes. Assuming that year-end natural gas prices were to decrease by a hypothetical 10%, the value of these contracts would decrease by approximately $1.2.

Interest Rate Risk: At December 31, 2007, our outstanding borrowings consisted of $42.0 of short-term variable rate borrowings and long-term debt, including the current portion, which had a carrying value of $806.7, a face value of $806.3 and a fair value, based on dealer quoted values, of approximately $803.2.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2007, interest expense would increase/decrease by approximately $0.4 for the next fiscal year and the fair value of the fixed rate long-term debt would decrease/increase by approximately $30.0.

2008 OUTLOOK

In our January 30, 2008 press release, which was also furnished as an exhibit to a current report on Form 8-K, we set forth our assumptions and management's best estimate of the full year 2008 earnings at the time based on various assumptions set forth in our press release. We forecasted diluted earnings per share in the range of $4.15-$4.35, before any potential special items for the year. We also forecasted 2008 capital expenditures to be in a range of $180.0 to $200.0. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

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

Share-based Compensation

In December 2004, the FASB issued SFAS 123R. SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees. On January 1, 2006, we adopted SFAS 123R using the modified prospective method.

With the adoption of SFAS 123R, the compensation cost for performance stock is recorded based on the market value on the original date of grant, and not based on the price of our common stock at the end of each reporting period as formerly was required under APB No. 25. Compensation cost for stock appreciation rights payable in cash ("cash-settled SARS") is recognized based on the fair value of the award at the end of each period through the date of vesting, also a change from APB No. 25. Compensation cost for stock appreciation rights payable in shares ("stock-settled SARS") and stock options is recognized over the vesting period based on the estimated fair value on the date of the grant. SFAS 123R also requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The estimated fair values are based on assumptions, including estimated lives of the instruments, historical and implied volatility, dividend yield, and risk-free interest rates. These estimates also consider the probability that the options and stock-settled SARS will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder. These assumptions are based on reasonable facts but are subject to change based on a variety of external factors.

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

The amount accrued for environmental remediation reflects our assumptions about remediation requirements at the contaminated site, the nature and cost of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

Included in other contingent liabilities are workers' compensation, product liability and toxic tort claims. The amount accrued for other contingent liabilities reflects our assumptions about the incidence, severity, indemnity costs and dismissal rates for existing and future claims.

Our asbestos related contingent liabilities and related insurance receivables are based on a study. The study estimated our gross asbestos liabilities using a frequency/severity approach. With this approach, the cost of future claim filings due to asbestos-related diseases are estimated as the product of the future number of claims filed and the average value of those claims on a nominal as opposed to discounted basis. Future claim frequency has been estimated using our claims history and the Stallard/Manton Epidemiological Decay Model, a widely used industry study. The Decay model assumes that future levels of claims activity will gradually decrease from current levels by applying model-specific decay factors that project this claim activity to wind down over the next 35 to 40 years. Our current levels are estimated based on our risk profile and our historical claim experience. The estimated cost per claim is based on our historical paid claims adjusted for inflation. Although these estimates and assumptions are based on reasonable facts, they are subject to change based on the actual outcome and a variety of external factors. A sustained 1% change in the annual number of future asbestos claims filed against us will increase or decrease the liability and related receivable by $0.5 and $0.3, respectively. A sustained 1% change in the average value of asbestos claims paid will increase or decrease the liability and related receivable by $0.5 and $0.3, respectively.

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

Retirement Plans

We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 68% of our consolidated pension assets and 66% of projected benefit obligations as of December 31, 2007. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look to rates of return on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. We discounted our U.S. future pension liabilities using a rate of 6.2% at December 31, 2007. The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans will decrease our 2008 expected annual expense by $6.0 and decrease our liability by $70.4. A 1% decrease to the discount rate for our U.S. pension plans will increase our 2008 expected annual expense by $7.5 and increase our liability by $80.6. A 1% increase to the discount rate for our U.S. post retirement medical plan will increase our 2008 expected annual expense by $0.4 and decrease our liability by $17.9. A 1% decrease to the discount rate for our U.S. post retirement medical plan will decrease our 2008 expected annual expense by $0.7 and increase our liability by $19.6.

The expected rate of return on our U.S. plan assets, which was 8.0% for 2007, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. A 1% change to the expected rate of return on plan assets of our U.S. pension plans will increase or decrease our 2008 expected annual expense by $4.9. The U.S. pension plan's investment mix at December 31, 2007 approximated 50% equities and 50% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized into pension expense in accordance with SFAS No. 87, "Employers' Accounting for Pensions."

Impairment of Goodwill

We have defined our segments as our SFAS No. 142, "Goodwill and Other Intangible Assets" reporting units. Our four business segments are Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals serves large, global industrial markets. Cytec Surface Specialties serves the large, global coatings market. Cytec Engineered Materials serves principally aerospace markets. Building Block Chemicals sells commodity chemical intermediates to industrial users. The segments above reflect how we run our company, manage the assets and the customer perspective.

We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. We use a two-step process to test goodwill for impairment. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach
(1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. The market multiple approach provides a straightforward, cost effective and relatively simple method to readily determine if an impairment might exist by utilizing EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) information by reporting unit multiplied by average current industry valuation factors or multiples to easily determine an estimated range of fair value. Due to the cyclical nature of our reporting units, we utilize a three year EBITDA average of historical and forecasted EBITDA for the reportable segment times the range of EBITDA multiple factors. The three year period is comprised of the prior year, current year and one year projected amounts. The market multiple range utilizes an average lower and upper multiple limit based on recent industry acquisition average EBITDA multiples paid by financial and strategic purchasers. We obtain this information from a third party investment bank. If the reporting unit's estimated fair value using the low end of the range is close to or below the reporting unit's carrying value, in our judgment, we refine the calculation using cash flows to calculate a point estimate of the reporting unit's fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit's carrying value, we would proceed to step two of the impairment test, as defined by SFAS No. 142. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

In 2007, our Surface Specialties reporting unit had a fair value that did not materially exceed its carrying value, hence, we have estimated its discounted cash flows to complete the first step in the SFAS No. 142 test. As the majority of this segment's operations and related carrying value (including its intangibles and goodwill) came from our 2005 significant acquisition, we did not expect that its fair value would materially exceed its carrying value for some time until we successfully expand the business.

For the market multiple approach, we used an EBITDA range of between 8.2X and 10.5X. At the upper limit multiple of 10.5X EBITDA, the estimated fair value exceeded the carrying value but it was below using the 8.2X multiple. The Surface Specialties EBITDA of $185 was a three year average of the 2006 actual, the 2007 full year estimate, and the 2008 budgeted EBITDA amounts. The market multiple approach (Step 1A) resulted in a fair value range of $1,521 to $1,947. Since the low end of the range of the estimated fair value using the multiples was below the carrying value, we reaffirmed the estimate of the fair value using a discounted cash flow approach in accordance with our aforementioned policy which resulted in a value of $1,937. The discounted cash flow approach fair value exceeded the carrying value by $242, or 14%, indicating that there was no impairment of Surface Specialties goodwill. The discounted cash flow approach used our 2007 weighted average cost of capital ("WACC") rate of 8.5% as the discount rate and an estimated net cash flow for a ten-year period from 2008 to 2017. Our WACC calculation is the standard calculation and includes factors such as the risk-free rate of return, cost of debt and expected equity premiums. A terminal value of six times 2017 EBITDA was assumed. The terminal value EBITDA multiple approximates a long-term growth rate of 3% which we believe is reasonable for this business. These evaluations involve amounts that are based on management's best estimates and judgments.

The discounted cash flows were based on a ten year projection, covering 2008 through 2017. The 2008 to 2011 projections were based on forecasts prepared by Surface Specialties management. The 2012 to 2017 amounts were based on forecasted average revenue growth factor of 4%. Operating profit margins improve from approximately 7% in 2008 to approximately 11% by 2017. The average revenue growth for the ten year period is 5.3%. The projections included average annual capital expenditures of $60 and net working capital increases corresponding to the revenue growth assumed. We assumed an average tax rate of 30% for the discounted cash flow approach which we believe is a realistic approximation of our future annual effective tax rate.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Cytec Surface Specialties segment. The approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant.

-------------------------------------------------------------------------
                                                           Approximate
                                                            Impact On
             Critical Factors                 Change       Fair Value
-------------------------------------------------------------------------
Weighted Average Cost of Capital                  0.50%              $73
-------------------------------------------------------------------------
Terminal Value Multiple                              1X              158
-------------------------------------------------------------------------
Annual Capital Expenditures                         $10               46
-------------------------------------------------------------------------
Annual Sales Volume Growth Rate                   0.25%              102
-------------------------------------------------------------------------
Operating Profit Margin                              1%              158
-------------------------------------------------------------------------

Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. We are not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.

Impairment of Long-Lived Assets, Intangible Assets and Assets to be Disposed

Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Assets with indefinite useful lives are reviewed annually for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

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

We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are fully supported, we believe that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained. Prior to the issuance of FIN 48, all uncertain income tax positions were accounted for under FASB Statement 5:
Accounting for Contingencies ("SFAS 5"). We adopted FIN 48 in January 2007, which provides that recognition of a tax benefit from an uncertain tax position will only be recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We continually evaluate our uncertain tax positions and will adjust such amounts in light of changing facts and circumstances all within accordance of the provisions of FIN 48 including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. Our accruals for gross uncertain tax positions are presented in the balance sheet within income taxes payable for current items and other noncurrent liabilities for long-term items.

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

Derivative Financial Instruments and Certain Hedging Activities

We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, interest rates and natural gas prices in North America. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we would recognize the change in the fair value of the currency forward contract in other income (expense), net. We did not terminate any designated hedging relationships in 2007, 2006 or 2005. There was no ineffectiveness in 2007, 2006 or 2005.

The earnings impact of currency forward contracts that are used to economically hedge foreign currency assets or liabilities is recognized in other income (expense), net during the term of the contracts.


We use cross currency swaps to hedge certain future cash flows from Euro receipts on certain Euro denominated intercompany loans receivable we have with certain subsidiaries against changes in the U.S. dollar to Euro exchange rates. The swaps fix the U.S. dollar equivalent cash flows of these Euro denominated intercompany loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. The cross currency swaps are recorded at fair value as either assets or liabilities. Each period we record the change in the swaps fair value to accumulated other comprehensive income. We reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to U.S. dollar of the Euro loans. We also accrue for the periodic net swap payments each period in the consolidated income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

Another portion of our intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment.

Commodity Price Risk: We use natural gas swaps to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other income (expense), net. Any ineffectiveness is recognized in other income (expense), net in the current period. If the hedging relationship is terminated we continue to defer the related gain or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur we recognize the related gain or loss in other income (expense), net in that period. We did not terminate any hedges during 2007, 2006 and 2005. All hedged transactions that were forecasted to occur in 2007, 2006 and 2005 occured as forecasted. Ineffectiveness during these years was insignificant. The fair values of all of these instruments are based on quotes from third party financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                       CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in millions, except per share amounts)

                                                                                                         December 31,
                                                                                                        2007     2006
                                                                                                      ------------------
Assets
Current assets
    Cash and cash equivalents                                                                         $   76.8 $   23.6
    Trade accounts receivable, less allowance for doubtful accounts of
      $4.5 and $5.1 in 2007 and 2006, respectively                                                       584.4    510.3
    Other accounts receivable                                                                             72.1     81.5
    Inventories                                                                                          520.0    474.6
    Deferred income taxes                                                                                  7.1      9.2
    Other current assets                                                                                  15.7     15.4
    Assets held for sale                                                                                     -     38.8
                                                                                                      ------------------
Total current assets                                                                                   1,276.1  1,153.4
                                                                                                      ------------------
Investment in associated companies                                                                        23.8     23.3
Plants, equipment and facilities, at cost                                                              2,022.6  1,895.5
    Less: accumulated depreciation                                                                      (972.6)  (897.0)
                                                                                                      ------------------
Net plant investment                                                                                   1,050.0    998.5
Acquisition intangibles, net of accumulated amortization of $139.3 and $92.1
    in 2007 and 2006, respectively                                                                       484.5    486.1
Goodwill                                                                                               1,104.8  1,042.5
Deferred income taxes                                                                                      0.4     33.2
Other assets                                                                                             122.1     93.5
                                                                                                      ------------------
Total assets                                                                                          $4,061.7 $3,830.5
                                                                                                      ------------------
Liabilities
Current liabilities
    Accounts payable                                                                                  $  316.5 $  298.8
    Short-term borrowings                                                                                 42.0     41.8
    Current maturities of long-term debt                                                                 101.4      1.4
    Accrued expenses                                                                                     204.4    203.8
    Income taxes payable                                                                                   7.4     39.3
    Deferred income taxes                                                                                 15.2      2.0
    Liabilities held for sale                                                                                -     16.3
                                                                                                      ------------------
Total current liabilities                                                                                686.9    603.4
Long-term debt                                                                                           705.3    900.4
Pension and other postretirement benefit liabilities                                                     271.4    371.1
Other noncurrent liabilities                                                                             349.2    273.6
Deferred income taxes                                                                                    119.0    105.3
Stockholders' equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding                                   -        -
Common stock, $.01 par value per share, 150,000,000 shares
    authorized; issued 48,132,640 shares                                                                   0.5      0.5
Additional paid-in capital                                                                               438.0    429.0
Retained earnings                                                                                      1,356.6  1,169.1
Accumulated other comprehensive gain/(loss)                                                              173.4     (5.7)
Treasury stock, at cost, 596,911 shares in 2007 and 510,006 shares in 2006                               (38.6)   (16.2)
                                                                                                      ------------------
Total stockholders' equity                                                                             1,929.9  1,576.7
                                                                                                      ------------------
Total liabilities and stockholders' equity                                                            $4,061.7 $3,830.5
                                                                                                      ------------------


See accompanying Notes to Consolidated Financial Statements



                                                                CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                            (Dollars in millions, except per share amounts)

                                                                                              Years ended December 31,
                                                                                               2007     2006     2005
                                                                                             ---------------------------
Net sales                                                                                    $3,503.8 $3,329.5 $2,925.7
Manufacturing cost of sales                                                                   2,752.9  2,669.6  2,312.1
Selling and technical services                                                                  212.8    215.4    213.6
Research and process development                                                                 75.7     73.9     68.5
Administrative and general                                                                      113.2    102.9    102.1
Amortization of acquisition intangibles                                                          38.7     37.8     30.3
Write-off of acquired in-process research and development                                           -        -     37.0
Gain on sale of assets held for sale                                                             13.6     75.5        -
                                                                                             ---------------------------
Earnings from operations                                                                        324.1    305.4    162.1
Other income (expense), net                                                                      (0.4)    12.7    (44.9)
Equity in earnings of associated companies                                                        1.4      3.2      7.9
Interest expense, net                                                                            41.9     55.5     80.0
                                                                                             ---------------------------
Earnings from continuing operations before income tax provision and cumulative effect of
 accounting change                                                                              283.2    265.8     45.1
Income tax provision (benefit)                                                                   76.7     69.4    (13.8)
                                                                                             ---------------------------
Earnings from continuing operations before cumulative effect of accounting change               206.5    196.4     58.9
Cumulative effect of accounting change, net of taxes                                                -     (1.2)       -
                                                                                             ---------------------------
Earnings from continuing operations                                                             206.5    195.2     58.9
Earnings from discontinued operations, net of taxes                                                 -        -      1.2
                                                                                             ---------------------------
Net earnings available to common stockholders                                                $  206.5   $195.2 $   60.1
                                                                                             ---------------------------
Basic net earnings per common share:
    Earnings from continuing operations before cumulative effect of accounting change        $   4.29    $4.13 $   1.30
    Cumulative effect of accounting change, net of taxes                                            -    (0.02)       -
    Earnings from discontinued operations, net of taxes                                             -        -     0.03
                                                                                             ---------------------------
    Net earnings available to common stockholders                                            $   4.29    $4.11 $   1.33
                                                                                             ---------------------------
Diluted net earnings per common share:
    Earnings from continuing operations before cumulative effect of accounting change        $   4.20    $4.03 $   1.28
    Cumulative effect of accounting change, net of taxes                                            -    (0.02)       -
    Earnings from discontinued operations, net of taxes                                             -        -     0.02
                                                                                             ---------------------------
    Net earnings available to common stockholders                                            $   4.20    $4.01 $   1.30
                                                                                             ---------------------------

Dividends per common share                                                                   $   0.40    $0.40 $   0.40
                                                                                             ---------------------------



See accompanying Notes to Consolidated Financial Statements



                                                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in millions, except per share amounts)

Years ended December 31,                                                                        2007    2006     2005
                                                                                              --------------------------
Cash flows provided by (used in) operating activities
Net earnings                                                                                  $ 206.5 $ 195.2 $    60.1
Earnings from discontinued operations, net of taxes                                                 -       -       1.2
                                                                                              --------------------------
Earnings from continuing operations                                                             206.5   195.2      58.9
Non cash items included in earnings from continuing operations:
    Depreciation                                                                                100.9   111.2     110.8
    Amortization                                                                                 44.7    41.6      36.5
    Share-based compensation                                                                     12.9    13.4       2.5
    Deferred income taxes                                                                        27.2    15.9     (24.3)
    Write-off of acquired in-process research and development                                       -       -      37.0
    Amortization of write-up to fair value of finished goods purchased in acquisition               -       -      20.8
    Gains on sales of assets                                                                        -       -      (1.3)
    Gain on sale of assets held for sale                                                        (13.6)  (75.5)        -
    Asset impairment charges                                                                      1.4    29.3         -
    Cumulative effect of accounting change                                                          -     1.9         -
    Other                                                                                         1.9    (0.8)     (2.4)
Changes in operating assets and liabilities (excluding effect of acquisitions and divestitures):
    Trade accounts receivable                                                                   (38.8)  (33.6)    (12.9)
    Other receivables                                                                            10.1    (7.9)     31.7
    Inventories                                                                                 (21.7)  (54.3)      9.5
    Other assets                                                                                  3.9    18.6      22.1
    Accounts payable                                                                              2.8    15.0       2.8
    Accrued expenses                                                                             (2.2)   (9.8)    (21.6)
    Income taxes payable                                                                        (14.7)   (6.4)    (42.6)
    Other liabilities                                                                           (51.5)  (52.8)        -
                                                                                              --------------------------
Net cash provided by operating activities of continuing operations                              269.8   201.0     227.5
Net cash provided by operating activities of discontinued operations                                -       -       4.9
                                                                                              --------------------------
Net cash provided by operating activities                                                       269.8   201.0     232.4
                                                                                              --------------------------
Cash flows provided by (used in) investing activities:
    Acquisition of businesses, net of cash received                                                 -       -  (1,459.1)
    Additions to plants, equipment and facilities                                              (114.8) (102.5)   (105.3)
    Net proceeds received on sale of assets                                                      38.7   206.6     105.5
    Proceeds received on sale of discontinued business                                              -       -      74.3
                                                                                              --------------------------
Net cash (used in) provided by investing activities                                             (76.1)  104.1  (1,384.6)
                                                                                              --------------------------
Cash flows provided by (used in) financing activities
    Proceeds from long-term debt                                                                222.0   241.2   1,438.4
    Payments on long-term debt                                                                 (319.8) (632.8)   (571.9)
    Change in short-term borrowings                                                              (1.2)    0.2      45.9
    Cash dividends                                                                              (19.1)  (18.8)    (17.8)
    Proceeds from the exercise of stock options                                                  39.3    45.0      17.7
    Purchase of treasury stock                                                                  (77.3)      -         -
    Deferred financing cost                                                                         -       -      (5.9)
    Excess tax benefits from share-based payments arrangements                                   11.7    10.7         -
    Other                                                                                         0.4     0.1      (0.6)
                                                                                              --------------------------
Net cash (used in) provided by financing activities                                            (144.0) (354.4)    905.8
                                                                                              --------------------------
Effect of currency rate changes on cash and cash equivalents                                      3.5     4.3      (8.8)
                                                                                              --------------------------
Increase (decrease) in cash and cash equivalents                                                 53.2   (45.0)   (255.2)
Cash and cash equivalents, beginning of year                                                     23.6    68.6     323.8
                                                                                              --------------------------
Cash and cash equivalents, end of year                                                        $  76.8 $  23.6 $    68.6
                                                                                              --------------------------

See accompanying Notes to Consolidated Financial Statements


                                                              CYTEC INDUSTRIES INC.
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                              (Dollars in millions)

                                                                                   Unrealized
                                                                                     net
                                                                       Additional  (losses)
Years ended December          Additional         Unearned               Minimum    gains on  Accumulated
 31, 2007, 2006 and    Common  Paid-in  Retained  Compen-   Pension     Pension    cash flow Translation Treasury
 2005                  Stock   Capital   Earnings sation   Liabilities  Liability   hedges   Adjustments  Stock    Total
--------------------------------------------------------------------------------------------------------------------------
Adjusted Balance at
  January 1, 2005 (see
   Notes 2 and 17)     $  0.5 $   293.3 $  943.3 $  (3.1) $          - $  (108.5) $    (0.5)$      73.3 $(261.0) $  937.3
--------------------------------------------------------------------------------------------------------------------------
Net earnings as
 adjusted                   -         -     60.1       -             -         -          -           -       -  $   60.1
Other comprehensive
 income:
      Minimum pension
       liability
       adjustment, net
       of taxes of
       $7.3                 -         -        -       -             -     (11.7)         -           -       -     (11.7)
      Reduction in
       minimum pension
       liability
       resulting from
       divestiture of
       CYRO                 -         -        -       -             -       4.6          -           -       -       4.6
      Unrealized net
       gains on
       derivative
       instruments          -         -        -       -             -         -        0.9           -       -       0.9
      Translation
       adjustments          -         -        -       -             -         -          -       (45.1)      -     (45.1)
                                                                                                                 ---------
Comprehensive income                                                                                             $    8.8
Award of, and changes
 in, performance and
 restricted stock           -       1.7        -    (2.1)            -         -          -           -    (0.1)     (0.5)
Amortization of
 performance and
 restricted stock           -         -        -     2.7             -         -          -           -       -       2.7
Issuance of common
 stock
    related to
     acquisition            -     109.2        -       -             -         -          -           -   181.6     290.8
Dividends:
    Common stock
     outstanding            -         -    (17.8)      -             -         -          -           -       -     (17.8)
    Deferred and
     unvested
      common stock          -         -     (0.1)      -             -         -          -           -       -      (0.1)
Exercise of stock
 options                    -      (3.6)       -       -             -         -          -           -    21.3      17.7
Tax benefit on stock
 options                    -       5.5        -       -             -         -          -           -       -       5.5
--------------------------------------------------------------------------------------------------------------------------
Balance at December
 31, 2005              $  0.5 $   406.1 $  985.5 $  (2.5) $          - $  (115.6) $     0.4 $      28.2 $ (58.2) $1,244.4

Cumulative effect of
 adjustment resulting
 from the adoption of
 SAB 108 , net of tax       -         -      7.5       -             -         -          -           -       -       7.5
--------------------------------------------------------------------------------------------------------------------------
Adjusted Balance at
January 1, 2006        $  0.5 $   406.1 $  993.0 $  (2.5) $          - $  (115.6) $     0.4 $      28.2 $ (58.2) $1,251.9
--------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements



                                                      CYTEC INDUSTRIES INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                                      (Dollars in millions)
------------------------------------------------------------------------------------------------------------------------

Adjusted Balance at January 1, 2006          $0.5 $406.1 $  993.0 $(2.5) $      -  $(115.6)$ 0.4 $ 28.2 $(58.2)$1,251.9
Net earnings as adjusted                        -      -    195.2     -         -        -     -      -      -    195.2
Other comprehensive income:
      Minimum pension
        liability adjustment,
        net of taxes of $11.5                   -      -        -     -         -     18.7     -      -      -     18.7
      Unrealized net gains on
        derivative instruments                  -      -        -     -         -        -   7.4      -      -      7.4
      Translation adjustments                   -      -        -     -         -        -     -   60.6      -     60.6
                                                                                                               ---------
Comprehensive income                                                                                           $  281.9
Adjustment resulting from adoption
of SFAS 123R , net of tax                       -   (3.1)       -   2.5         -        -     -      -      -     (0.6)
Dividends:
    Common stock outstanding                    -      -    (18.8)    -         -        -     -      -      -    (18.8)
    Deferred and unvested
      common stock                              -      -     (0.3)    -         -        -     -      -      -     (0.3)
Share-based compensation                        -   13.4        -     -         -        -     -      -   (1.5)    11.9
Exercise of stock options                       -    1.9        -     -         -        -     -      -   43.5     45.4
Excess tax benefit on stock options             -   10.7        -     -         -        -     -      -      -     10.7
Adjustment resulting from adoption of SFAS
 158, net of tax                                -      -        -     -    (102.3)    96.9     -      -      -     (5.4)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                 $0.5 $429.0 $1,169.1 $   -  $ (102.3) $     - $ 7.8 $ 88.8 $(16.2)$1,576.7
------------------------------------------------------------------------------------------------------------------------
Cumulative effect of adjustment
  resulting from the adoption
  of FIN 48                                     -      -      0.3     -         -        -     -      -      -      0.3
------------------------------------------------------------------------------------------------------------------------
Adjusted Balance at
January 1, 2007                              $0.5 $429.0 $1,169.4 $   -  $( 102.3) $     - $ 7.8 $ 88.8 $(16.2)$1,577.0
------------------------------------------------------------------------------------------------------------------------
Net earnings                                    -      -    206.5     -         -        -     -      -      -    206.5
Other comprehensive income:
      Pension liability adjustment, net of
       tax                                      -      -        -     -      52.5        -     -      -      -     52.5
      Unrealized net gains on
        derivative instruments                  -      -        -     -         -        -  31.9      -      -     31.9
      Translation adjustments                   -      -        -     -         -        -     -   94.7      -     94.7
                                                                                                               ---------
Comprehensive income                                                                                           $  385.6
Dividends:
    Common stock outstanding                    -      -    (19.1)    -         -        -     -      -      -    (19.1)
    Deferred and unvested
      common stock                              -      -     (0.2)    -         -        -     -      -      -     (0.2)
Purchase of treasury stock                      -      -        -     -         -        -     -      -  (77.3)   (77.3)
Share-based compensation                        -   12.2        -     -         -        -     -      -    0.7     12.9
Exercise of stock options                       -  (14.9)       -     -         -        -     -      -   54.2     39.3
Excess tax benefit on stock options             -   11.7        -     -         -        -     -      -      -     11.7
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007                 $0.5 $438.0 $1,356.6 $   -  $  (49.8) $     - $39.7 $183.5 $(38.6)$1,929.9
------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                              CYTEC INDUSTRIES INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Currencies in millions, except per share amounts, unless otherwise indicated)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions in the finished products of our customers. We operate on a global basis with 36% of our 2007 revenues in North America, 44% in Europe, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 18 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.

C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of accumulated other comprehensive income. Gains and losses on foreign currency transactions are recorded as incurred in other income (expense), net.

D. Depreciation: Depreciation is provided on either the straight-line or the straight-line composite method. Assets acquired in conjunction with the Surface Specialties business ("Surface Specialties") of UCB SA ("UCB") and assets outside the United States and Canada are depreciated on a straight-line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations. Depreciation for the remainder of our assets in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, unless a major change in the composition of an asset class has occurred, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. We capitalize interest costs incurred during the period of construction of plants and equipment.

E. Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed:
Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to income. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. Intangible assets are amortized on a straight-line basis over their respective estimated useful lives. Long-lived assets with indefinite useful lives are tested for impairment annually and more often if circumstances warrant by comparing their carrying values to their fair values.

F. Goodwill: We have defined our reportable segments as our reporting units for our goodwill accounting. We test goodwill for impairment on an annual basis in our fourth fiscal quarter and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. When necessary, we record charges for goodwill impairments for the amount by which the implied fair value of goodwill is less than its carrying value.

We use a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the reporting unit's estimated fair value at the low end of the range is close to, in our judgment, or below the reporting unit's carrying value, we refine the calculation using discounted cash flows to calculate a point estimate of the reporting unit's fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit's carrying value, we would proceed to step two of the impairment test, as defined by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

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

I. Derivative Instruments and Hedging Activities: We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, interest rates and natural gas prices in North America. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we recognize the change in the fair value of the currency forward contract in other income (expense), net. We did not terminate any designated hedging relationships in 2007, 2006 or 2005. There was no ineffectiveness on these derivative instruments in 2007, 2006 or 2005.

The earnings impact of currency forward contracts that are used to hedge foreign currency assets or liabilities is recognized in other income (expense), net during the term of the contracts.


We use cross currency swaps to hedge certain future cash flows from Euro receipts on certain Euro denominated intercompany loans receivable we have with certain subsidiaries against changes in the U.S. dollar to Euro exchange rates. The swaps fix the U.S. dollar equivalent cash flows of these Euro denominated intercompany loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. The cross currency swaps are recorded at fair value as either assets or liabilities. Each period we record the change in the swaps fair value to accumulated other comprehensive income. We reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to U.S. dollar of the Euro loans. We also accrue for the periodic net swap payments each period in the income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

A portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment.

Commodity Price Risk: We use natural gas swaps to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other income (expense), net. Any ineffectiveness is recognized in other income (expense), net in the current period. If the hedging relationship is terminated, we continue to defer the related gains or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur, we recognize the related gain or loss in other income (expense), net in that period. We did not terminate any hedges during 2007, 2006 and 2005. All hedged transactions that were forecasted to occur in 2007, 2006 and 2005 occured as forecasted. Ineffectiveness during these years was insignificant. The fair values of all of these instruments are based on quotes from third party financial institutions.

J. Environmental and Other Contingent Liabilities: Accruals for environmental remediation, maintenance and operating costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

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

Probable insurance recoveries for past and future indemnity costs are recorded in other receivables, to the extent collection is reasonably assured within the next twelve months, and longer term receivables are included in other assets at our best estimate of the ultimate expected receipts at undiscounted amounts. Defense and processing costs are expensed as incurred. Probable insurance recoveries for defense and processing costs are recognized only as actual costs are incurred.

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

K. Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. If repatriation of the undistributed income of our international subsidiaries and associated companies is anticipated then income taxes are provided for such earnings.

On January 1, 2007, we adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

L. Postretirement Benefits: Costs are recognized as employees render the services necessary to earn the related benefits. In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of plans. Additionally, employers are required to record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts are reclassified into earnings as components of net periodic benefit cost/income pursuant to the recognition and amortization provisions of the current applicable accounting literature. Finally, SFAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer's statement of financial position, as opposed to at an earlier measurement date as allowed previously. Currently, we use a measurement date of November 30 for the majority of our non-U.S. defined benefit pension plans. The provisions of SFAS 158 requiring that the measurement date be the same as the date of the statement of financial position are effective for fiscal years ending after December 15, 2008 and will require us to change our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November 30. SFAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. We plan to adopt the measurement date requirement in 2008 using the 13-months approach. Under this approach, we will record an additional one month of net periodic benefit cost covering the period between the previous measurement date of November 30, 2007 and December 31, 2007 as an adjustment to equity. SFAS 158 does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. Except for the measurement date requirement, we adopted SFAS 158 in the fourth quarter of 2006. The adoption of SFAS 158 had no effect on our consolidated statements of income and cash flows for the year ended December 31, 2006. SFAS 158 also did not have an effect on our consolidated balance sheet as of December 31, 2005 or any other prior period financial statements presented herein. See Note 15 for further discussion of the effect of adopting SFAS 158.

M. Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collection is reasonably assured and title and risk of loss has passed to our customers. Customer rebates are estimated and recognized as a reduction of sales as such rebates are being earned.

N. Stock-Based Compensation: In December, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and requires companies to recognize compensation cost in an amount equal to the fair value of share-based payments, such as stock options granted to employees.

On January 1, 2006, we adopted SFAS 123R using the modified prospective method. Under this method, we record compensation cost for the unvested portion of previously granted awards that remain outstanding as of January 1, 2006. Results for prior periods have not been restated. We previously accounted for our share-based compensation under the recognition and measurement principle of APB No. 25 and related interpretations. Prior to the SFAS 123R adoption, no share-based compensation cost was reflected in net income for stock options, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Also, prior to the SFAS 123R adoption, compensation cost for restricted ("non-vested") stock was recorded based on the market value on the date of grant, and compensation cost for performance stock was recorded based on the market price of our common stock at the end of each period through the date of vesting. Compensation cost for non-vested and performance stocks was charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Stock appreciation rights payable in cash ("cash-settled SARS") were accounted for as liabilities under APB No. 25. Compensation cost for cash-settled SARS was recognized over the vesting period and through the life of the award based on changes in the market price of our common stock over the market price at the grant date.

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

O. Newly Issued Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. SFAS 160 will also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still in the process of reviewing the impact of adopting this statement. However, we do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in income and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS 159 is effective January 1, 2008 for us. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Although SFAS 157 will require additional disclosures about fair value measurements, we do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

P. Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect the reported amounts and disclosures. For example, estimates are used when accounting for allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental and other contingent liabilities, pension and other postretirement benefits, income tax valuation allowances and assumptions utilized in determining share-based compensation. Actual results could differ from these estimates. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

2.       DEFERRED PLANNED MAINTENANCE COSTS

In September 2006, the FASB issued Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP"). This FSP prohibits accruing as a liability the future costs of periodic major overhauls and maintenance of plant and equipment under the "accrue-in-advance" methodology, as the costs for future planned major maintenance activities do not meet the definition of a liability. We adopted the FSP as of January 1, 2007 and retroactively applied the accounting required by the FSP to our prior consolidated financial statements accordingly. Prior to adoption, we utilized the accrue-in-advance method for incremental costs to be incurred for the planned major maintenance activities in our Building Block Chemicals segment. We adopted the deferral method to account for maintenance expenses incurred for scheduled maintenance activities, which are amortized evenly until the next scheduled activity. The impact to our consolidated results of operations was a $0.3 and $1.0 increase in net earnings for the years ended December 31, 2006 and 2005, respectively. As a result of these changes, basic and diluted earnings per share for the year ended 2005 increased $0.02 and $0.03 per share, respectively, and 2006 earnings per share remained unchanged. The impact to our consolidated financial position was an increase in retained earnings of $5.3 as of January 1, 2005, as a result of an increase in other assets for $5.2 for the addition of prior unamortized deferred charges and a decrease in accrued expenses of $3.4, as well as adjustments of deferred taxes for these respective items. There was no impact to our 2006 and 2005 net cash provided by operating activities in our consolidated statements of cash flows.

3.       ACQUISITION AND RELATED EVENTS

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

Upon closing, UCB became the owner of approximately 12.5% of our outstanding common shares. We entered into a stockholder's agreement (the "Stockholder's Agreement") with UCB which provided, subject to various exceptions, that UCB must reduce its stake over five years by specified amounts and which prohibited UCB from purchasing additional shares of our common stock or causing, advocating or participating in a change of control in the ownership of Cytec. UCB sold all of its Cytec shares in early 2007 and the Stockholder's Agreement was terminated.

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

In late 2004, we entered into $642.9 of forward-starting interest rate swaps to hedge the benchmark interest rate and credit spread on certain debt anticipated to be issued in 2005 in connection with the acquisition. Due to a subsequent reduction in borrowing requirements, we liquidated $25.0 of these swaps in March 2005 at a cost of $0.4 and $60.4 of these swaps in June 2005 at a cost of $3.7. In September 2005, we settled the remaining outstanding swaps at the same time that we priced our public debt offering. The termination payment of $27.4 was paid in October 2005. The swaps were marked to market and recorded in income until their termination. The net pre-tax impact of the mark to market value on these swaps was a loss of $25.0 in 2005 and $6.5 in 2004, which was recorded in other income (expense), net.

We had also previously entered into currency forward contracts that related to approximately 87% of the Euro exposure of (euro)1,190.0 for the cash component of the Surface Specialties acquisition. The forward contracts, which matured on February 28, 2005, were marked to market and recorded in income until their maturity. The impact on income for the three months ended March 31, 2005 of the marked to market adjustment on these forward contracts was a net pre-tax expense of $19.2 and was recorded in other income (expense), net. In 2004, we recorded a gain of $33.3 on currency forward transactions entered into in connection with the acquisition.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in the acquisition. We completed the purchase price allocation in the first quarter of 2006.

-------------------------------------------------------------------------------------------
Cash                                                                                $ 34.6
Current deferred tax assets                                                           28.3
Other current assets                                                                 533.1
Assets of discontinued operations held for sale                                       91.8
Property, plant and equipment                                                        447.9
Goodwill                                                                             725.7
Acquired intangible assets                                                           490.4
Acquired in-process research and development                                          37.0
Other assets                                                                          31.7
-------------------------------------------------------------------------------------------
Total assets acquired                                                             $2,420.5
-------------------------------------------------------------------------------------------
Current liabilities                                                                $ 285.3
Liabilities of discontinued operations held for sale                                  26.5
Long-term deferred tax liabilities                                                   181.9
Long-term debt                                                                         9.9
Other long-term liabilities                                                          127.3
-------------------------------------------------------------------------------------------
Total liabilities assumed                                                          $ 630.9
-------------------------------------------------------------------------------------------
Net assets acquired                                                               $1,789.6
-------------------------------------------------------------------------------------------

The $725.7 of goodwill is not tax deductible, and $38.0 was allocated to our Cytec Performance Chemicals segment and $687.7 was allocated to our Cytec Surface Specialties segment. The acquired intangibles consist of customer-related ($382.6), marketing-related ($96.5) and technology-related intangibles ($11.3), and were amortized on a straight-line basis over periods of 15 years. Included in marketing-related intangibles was $45.7 relating to trade names in the Radcure product line which were originally classified as having indefinite useful lives. As a result of annual review of non-amortizable intangible assets in the second quarter of 2006, management decided to cease utilization of two minor trade names in the Radcure portfolio. As of December 31, 2007, these two trade names have been fully amortized. In addition, management revised its estimate of the useful life of the remaining Radcure trade name portfolio from indefinite to an estimated life of 40 years.

Immediately following the acquisition, $37.0 of acquired in-process research and development costs were written off.

The acquisition has been accounted for under the purchase method of accounting and the results of operations of Surface Specialties have been included in the consolidated financial statements from the date of acquisition.

Following are the unaudited pro forma combined results of operations for the year ended December 31, 2005 as if Cytec and Surface Specialties had been combined and the sale of SSAR had been completed as of January 1, 2005. Additionally, the write-off of in-process research and development costs and the cost of sales effects of the inventory valuation adjustments were excluded from the 2005 amounts as they were considered non-recurring charges. The pro forma results do not include any anticipated cost savings or other effects of the integration and are not indicative of the results which would have actually occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma information set forth below considers the following factors: the issuance of 5,772,857 shares of our common stock to UCB in connection with the acquisition; the issuance of acquisition-related debt of $1,325.0 at a weighted-average interest rate of 3.79% and the associated increase in interest expense, net of the after-tax proceeds from the sale of SSAR used to pay down such debt; a net reduction in cash and an associated reduction in interest income as a result of the on-hand cash utilized to purchase Surface Specialties; increased amortization of acquisition intangibles; decreased depreciation expense based on asset values and estimated useful lives included in the valuation report; amortization of deferred financing costs; and the tax effects of each of these items.

    ------------------------------------------------------------------------------------
                                                                           Year Ended
                                                                          December 31,
                                   (unaudited)                                2005
    ------------------------------------------------------------------------------------
    Revenues                                                               $3,150.6
    ------------------------------------------------------------------- ----------------
    Earnings from continuing operations                                     $ 110.8
    ------------------------------------------------------------------- ----------------

    Earnings from continuing operations per common share:
    ------------------------------------------------------------------------------------
        Basic                                                               $ 2.40
    ------------------------------------------------------------------------------------
        Diluted                                                             $ 2.34
    ------------------------------------------------------------------------------------

4.       DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, research and development and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long-term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We will continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long-term supply agreements. In addition, under various long-term manufacturing agreements, we will manufacture certain water treatment products for Kemira at several of our sites and Kemira will manufacture for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated fair value. Sales of certain assets at subsidiaries in Asia/Pacific and Latin America were settled in the third and fourth quarters of 2007 and the transfer of our subsidiary in Venezuela was completed in the fourth quarter of 2007 as the last phase of the transaction.

The timing of the flow of funds was as follows: approximately $208.0 ($206.6 net of associated transaction costs) was received in October 2006 for the first closing, and approximately $21.2 was received for the second closing in January 2007. We also received approximately $5.9 in February 2007 for a working capital adjustment from the first phase closing per the terms of the contract. During the third quarter of 2007, we received approximately $3.1 from completed transfers of the assets at various subsidiaries in Asia/Pacific and Latin America, and approximately $8.5 was received in the fourth quarter of 2007 in settlement of the final working capital transfers in Asia/Pacific and Latin America and for the sale of our subsidiary in Venezuela, bringing total proceeds to $246.7 ($245.3 net of associated transaction costs). We recorded a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $13.6 ($13.3 after-tax) in 2007 from other closings and other activities. The 2007 gain consists of a pre-tax gain of $15.7 ($15.3 after-tax) recorded in the first quarter related to the phase two sale of the Botlek site, which includes pre-tax $13.8 gain resulting from the recognition of accumulated translation adjustments, and a pre-tax loss of $2.1 ($2.0 after-tax) recorded in the fourth quarter. The fourth quarter 2007 loss included a loss on the transfer of the Venezuela subsidiary, an accrual to increase recorded environmental liabilities related to sites previously transferred to Kemira based on additional information generated by recent site evaluations, and a favorable adjustment, based on final actuarial reports, to a pension settlement loss accrued in the first quarter of 2007 related to the sale of the Botlek site.

At the time of the sale of the manufacturing facilities included in this transaction, Kemira agreed to assume certain environmental liabilities related to those sites and we agreed to compensate Kemira for the estimated costs of required remedial actions identified in a subsequent site evaluation or to undertake such actions on behalf of Kemira. We are in negotiations with Kemira over the required remedial actions and their estimated costs at one remaining site. It is possible that the final valuation agreed for this site will exceed the current recorded liability, and that could impact the final proceeds and require an adjustment to our net earnings in 2008. In the event that an agreed valuation cannot be reached, we will be responsible for conducting any required remediation on Kemira's behalf at our own expense.

On June 1, 2005, we sold our 50% ownership in CYRO Industries ("CYRO") to our joint venture partner Degussa Specialty Polymers, an affiliate of Degussa AG, for cash consideration of $95.0 plus $5.4 for working capital adjustments. The proceeds of this transaction essentially recovered the carrying value of our investment in CYRO. As discussed in Note 3, SSAR was divested on August 31, 2005. Net proceeds of the sales were used to reduce debt incurred to fund the Surface Specialties acquisition.

5.       RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management's view of its businesses.

In 2007, we recorded total net restructuring charges of $6.2 ($5.0 after-tax), which were charged to expense as follows: manufacturing cost of sales $5.7, and administrative and general of $0.5.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives business in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits for 63 employees who are expected to be retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. An additional restructuring charge of $2.9 to manufacturing cost of sales is expected to occur in the first half of 2008. This relates to the remainder of the severance and other benefits which will be accrued as they are earned as well as decontamination expenses which will be expensed as incurred. The remaining reserve relating to this restructuring initiative is expected to be paid in 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. An additional restructuring charge of $0.4 is expected to be recorded in 2008, primarily related to the remainder of the severance and other benefits which will be accrued as they are earned. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. Asset retirements on both these projects will be recorded when production ceases, and will be charged to the composite depreciation reserve in accordance with our accounting policy. The remaining reserve relating to this restructuring initiative is expected to be paid in 2009.

We also incurred additional net restructuring charges of $2.2 in 2007 relating to restructuring initiatives announced in 2006 and 2005. These charges were comprised of $2.5 related to the Dijon restructuring and a net credit of $0.3 related to lower costs than anticipated for prior restructuring initiatives. In addition, a non-cash charge of $0.3 was recognized and cash payments of $11.5 were incurred for the 2006 restructuring initiatives.

In 2006, we recorded total restructuring charges of $51.1 ($42.3 after-tax) in connection with several restructuring initiatives, including related asset impairments of $29.3 ($24.6 after-tax). In the aggregate these costs were charged to expense as follows: manufacturing cost of sales $45.2, selling and technical services $2.0, administrative and general $1.5, research and process development $1.0, and amortization of acquisition intangibles $1.4.

Details of 2006 restructuring initiatives are as follows:

Based on forecasted cash flow information, we determined that our manufacturing facility in Dijon, France and related intangible assets were impaired. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Cytec Surface Specialties segment, which are used in the coating industry for sale in the European market. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded an impairment charge of $15.5 to write-down the carrying value of the manufacturing facility and related intangible assets down to zero as we did not believe the assets were saleable and the outlook for recovery of products it manufactured was not positive. Also in 2006, after the appropriate consultations with the Works Council, we decided to close the facility and commence shutdown activities. At that time, we recorded a restructuring charge of $8.4, based on estimated severance costs for eliminating 60 positions at our Dijon, France manufacturing site. In addition, we recorded a net restructuring charge of $1.5 primarily for the severance costs for eliminating 8 positions at our Indian Orchard, Massachusetts site, and 16 positions at our leased facilities in New Castle, Delaware, which operations have relocated to our new manufacturing facility in Kalamazoo, Michigan. The restructuring was charged as follows: manufacturing cost of sales $7.8, selling and technical services $0.6, research and process development $0.5, and administrative and general $1.0. No payments were made in 2006. In 2007, the Dijon restructuring reserve was reduced by $7.7 for cash payments primarily related to severance and the balance is expected to be paid by the beginning of 2009. In addition, a non-cash charge of $0.3 for asset impairment at the Indian Orchard facility was charged against the reserve and all cash payments for severance of the 8 positions in Indian Orchard and 16 positions in New Castle were made in 2007 for a total of $1.3 and the reserve is now depleted.

We recorded a restructuring charge of $22.5 of which $13.8 related to the impairment of fixed assets in Botlek related to our polymer additives product line in our Cytec Performance Chemicals segment and the remainder related to the elimination of 38 positions. This initiative includes the cessation of manufacturing of two light stabilizer products in Botlek. Manufacture of one of these products has been consolidated at our facility in West Virginia and the other product has been exited. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged as follows: manufacturing cost of sales $22.1, and selling expense $0.4. In 2007, this restructuring reserve was reduced by $1.6 for cash payments primarily related to severance and the balance of the reserve is expected to be paid in 2008.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continue our efforts to take advantage of synergies from the 2005 acquisition, and to mitigate continuing costs related to the 2006 divestiture of our water treatment and acrylamide product lines. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $1.3, selling and technical services $0.9, research and process development $0.5 and administrative and general $0.5. In 2007, cash payments primarily related to severance of $0.9 were made and the remaining reserve is expected to be paid by 2009.

In 2005, we recorded aggregate restructuring charges of $16.8, principally related to our formation of Cytec Specialty Chemicals whereby we combined our specialty chemicals product lines into one organization. As a result of 2005 restructuring initiatives, a total of 136 positions were eliminated. Of the 136 positions, 22 were related to our Cytec Engineered Materials segment and 114 were related to our Specialty Chemicals segments. In 2007, all payments relating to severance for the Cytec Engineered Materials segment were completed. The remaining 2005 restructuring reserve balance relates to severance for the Cytec Specialty Chemicals segment and will be paid through 2009.

A summary of the restructuring charges is outlined in the table below:

                                                                    2005             2006             2007
                                                                 Restructuring    Restructuring    Restructuring
                                                                 Initiatives      Initiatives      Initiatives   Total
------------------------------------------------------------------------------------------------------------------------
2005 charges                                                    $        16.8    $           -    $           -  $ 16.8
------------------------------------------------------------------------------------------------------------------------
Cash payments                                                            (6.3)               -                -    (6.3)
------------------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2005                                              $        10.5    $           -    $           -  $ 10.5
------------------------------------------------------------------------------------------------------------------------
2006 charges                                                             (2.5)(1)         51.1                -    48.6
------------------------------------------------------------------------------------------------------------------------
Non-cash items                                                              -            (30.7)(2)            -   (30.7)
------------------------------------------------------------------------------------------------------------------------
Cash payments                                                            (7.0)            (7.3)               -   (14.3)
------------------------------------------------------------------------------------------------------------------------
Currency translation adjustments                                          0.4              0.4                -     0.8
------------------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2006                                              $         1.4    $        13.5    $           -  $ 14.9
------------------------------------------------------------------------------------------------------------------------
2007 charges                                                             (0.2)(1)          2.4              4.0     6.2
------------------------------------------------------------------------------------------------------------------------
Non-cash items                                                              -             (0.3)(3)            -    (0.3)
------------------------------------------------------------------------------------------------------------------------
Cash payments                                                            (1.0)           (11.5)            (0.6)  (13.1)
------------------------------------------------------------------------------------------------------------------------
Currency translation adjustments                                          0.1              0.7                -     0.8
------------------------------------------------------------------------------------------------------------------------
Balance
 December 31, 2007                                               $         0.3    $         4.8    $         3.4  $  8.5
------------------------------------------------------------------------------------------------------------------------

(1)  Represents a reduction in estimated severance and other costs.
(2) Includes $29.3 write-off of fixed assets and intangibles, $0.7 reduction of pension related prior service costs, and $0.7 write-off of spare parts inventory.
(3)  Represents asset impairment charge at the Indian Orchard facility.

6.       SHARE-BASED COMPENSATION

As described in Note 1, we adopted SFAS 123R on January 1, 2006 and as a result, we recorded additional charges related to stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") of $10.4 for the year ended December 31, 2006. The effect on net earnings, cash provided by operating activities, and cash provided by financing activities were $6.7, ($10.7), and $10.7, respectively, for the year ended December 31, 2006. The effect on basic and diluted earnings per share was a reduction of $0.14 per share for the year ended December 31, 2006. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $2.5 ($1.6 after-tax) for cash-settled SARS (as a result of the new requirement to record expense at fair value) and a non-cash credit of $0.6 ($0.4 after-tax) for non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net after-tax charge of $1.2. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.02 per share.

The following table illustrates the effect on the net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to all share-based employee compensation for the year ended December 31, 2005. Option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered period expenses in the pro forma amounts below:

  --------------------------------------------------------------------------
                                                               Year Ended
                                                               December 31,
                                                                  2005
  --------------------------------------------------------------------------
  Net earnings as reported                                       $ 59.1
  Add:
  Share-based compensation expense
     included in reported net earnings, net of
      related tax effects                                          1.6
  Deduct:
  Total share-based compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                            7.3
--------------------------------------------------------------------------
Pro forma net earnings                                          $ 53.4
--------------------------------------------------------------------------

Net earnings per share:
Basic, as reported                                              $ 1.31
Basic, pro forma                                                $ 1.18
Diluted, as reported                                            $ 1.27
Diluted, pro forma                                              $ 1.15
--------------------------------------------------------------------------

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock-settled SARS granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The weighted average assumptions for the years ended December 31, 2007, 2006 and 2005 are noted in the following table:

--------------------------------------------------------------------------------------------------
                                                         2007           2006             2005
--------------------------------------------------------------------------------------------------
Expected life (years)                                       6.2              5.7             5.8
Expected volatility                                        27.2%            37.6%           38.5%
Expected dividend yield                                    0.69%            0.81%           0.84%
Range of risk-free interest rate                     4.8% - 5.2%      4.4% - 4.7%     2.1% - 4.2%
Weighted-average fair value per option                   $19.50           $19.02          $17.78
--------------------------------------------------------------------------------------------------

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The decrease in our expected volatility from 2006 represents a change in methodology used to calculate the expected volatility. Prior to 2007, our expected volatility was based on a weighted average of the implied volatility and the mean reversion volatility (represents the annualized volatility of the stock prices over our entire stock history) of our stock with weighting of 10% and 90%, respectively. In 2007, we changed the methodology to a weighted average of our implied volatility and our most recent 6.2 years of volatility (which represents the most recent expected life of the options/stock-SARS) with weighting of 50% each. We feel that the revised methodology is more representative of the market's expectation of our volatility, based on recent trends and the mature industries in which we participate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At December 31, 2007, there are approximately 4,400,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2007 is presented below.

-------------------------------------------------------------------------------------------------------


                                                                         Weighted
                                                           Weighted       Average
                                                           Average        Remaining       Aggregate
    Options and Stock-Settled SARS        Number of    Exercise Price    Contractual      Intrinsic
               Activity:                    Units         Per Unit       Life (Years)       Value
-------------------------------------------------------------------------------------------------------
       Outstanding at December 31, 2006    4,342,420          $35.01
                                Granted      586,006           58.22
                              Exercised   (1,177,361)          34.49
                              Forfeited     (150,133)          49.40
-------------------------------------------------------------------------------------------------------
       Outstanding at December 31, 2007    3,600,932          $38.35              5.4            $83.6
-------------------------------------------------------------------------------------------------------
       Exercisable at December 31, 2007    2,552,270          $32.04              4.2            $75.4
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------
                                                           Weighted
                                                            Average
  Nonvested Options and Stock-Settled     Number of     Grant Date Fair
                 SARS:                      Units       Value Per Unit
-------------------------------------------------------------------------
         Nonvested at December 31, 2006   1,090,966               $18.25

                                Granted     586,006                19.50

                                 Vested    (514,591)               17.72

                              Forfeited    (113,719)               19.13
-------------------------------------------------------------------------
         Nonvested at December 31, 2007   1,048,662               $19.09
-------------------------------------------------------------------------

During the year ended December 31, 2007, we granted 586,006 stock-settled SARS and stock options. We did not grant any stock-settled SARS before 2006. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2007, 2006, and 2005 was $19.50, $19.02, and $17.78 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006, and 2005 was $33.9, $29.4, and $15.5, respectively. Treasury shares have been utilized and reissued upon stock option exercises. The total fair value of stock options vested during the years ended December 31, 2007, 2006, and 2005 was approximately $9.1, $9.2, and $9.1, respectively .

As of December 31, 2007, there was approximately $8.2 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.5 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of December 31, 2007 and 2006 was approximately $0.3 and $0.4, respectively.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires that the cash flows resulting from tax benefits in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Total tax benefits realized from stock options and stock-settled SARS exercised was $12.3, $10.8 and $5.4, for the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from stock options exercised was $39.3, $45.0, and $17.7 for the years ended December 31, 2007, 2006, and 2005, respectively. As mentioned previously, our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards under the provisions of SFAS 123R. Intrinsic value and cash used to settle cash-settled SARS was $0.9, $0.4 and $0.1 for the years ended December 31, 2007, 2006, and 2005, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax expense recognized for cash-settled SARS was $1.0, $3.6 (including cumulative effect of SFAS 123R), and $0.1 for the years ended December 31, 2007, 2006 and 2005, respectively. The liability related to our cash-settled SARS was $4.3 at December 31, 2007 and 2006.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested stock is subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance stock awarded in 2005 relate to the 2007 performance period. During 2007, we granted 11,180 shares of non-vested stock to ten non-employee directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock on the date of grant was $57.61 per share which was equal to the closing market price of our stock on the date of the grant. We did not grant any performance stock in 2007 and 2006. The total amount of share-based compensation expense recognized for non-vested and performance stock was $1.0, $1.1, and $2.7 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards" (" FSP 123R- 3"). FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool ("APIC Pool") of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. After evaluating the alternative methods, we elected the alternative transition method described in FSP 123R-3 and used this method to estimate our APIC Pool upon adoption of SFAS 123R. Upon adoption of SFAS 123R on January 1, 2006, we calculated our APIC Pool to be $41.4. Exercises of stock options and stock-SARS since adoption have increased the APIC Pool to $63.7 at December 31, 2007.

7.       EARNINGS PER SHARE (EPS)

Basic earnings per common share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized, and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following shows the reconciliation of weighted-average shares:

--------------------------------------------------------------------------------------------------------------------
December 31,                                                            2007             2006              2005
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                                   48,149,792       47,453,263        45,241,738
Effect of dilutive shares:
    Options and stock-settled SARS                                     1,048,636        1,118,462         1,044,924
    Performance/Non-vested shares                                         26,503           58,080            95,487
--------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding                                   49,224,931       48,629,805        46,382,149
--------------------------------------------------------------------------------------------------------------------

Outstanding stock options to purchase 35,068 shares, 10,500 shares and 912,200 shares of common stock at December 31, 2007, 2006 and 2005, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 504,022 and 609,260 of outstanding stock-settled SARS at December 31, 2007 and 2006, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

8.       DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Derivative Financial Instruments

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loan receivables (Euro loans) held by U.S. entities. The loan amounts are Euro 207.9 and Euro 207.9 due October 1, 2010 and October 1, 2015, respectively. Because the Euro loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to the U.S. dollar ("USD"). We hedged this foreign exchange exposure by entering into cross-currency swaps with notional amounts of Euro 207.9 ($250.0) that settle on October 1, 2010 and October 1, 2015, respectively. At the initial principal exchange, we paid $500.0 and received Euro 415.8 from counterparties. At the final exchanges we will pay Euro 207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. Each period we record the change in the swaps fair value to accumulated other comprehensive income. We reclassify an amount out of accumulated other comprehensive income to the income statement equal to the foreign currency gain or loss on the remeasurement to USD of the Euro loans which offsets the foreign currency gain or loss. We also accrue for the periodic net swap payments each period in the income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

The fair value of the five year swaps were ($39.8) and ($16.9) at December 31, 2007 and 2006, respectively. The fair value of the ten year swaps were ($31.4) and ($16.4) at December 31, 2007 and 2006, respectively. As long as the Euro loans remain outstanding, we will reclassify amounts out of accumulated other comprehensive income to the income statement to offset the amount of foreign exchange gain or loss on the remeasurement of the Euro loans recorded each period. The amount of such reclass will depend on changes in the USD/Euro exchange rate occurring during the period. There were no amounts reclassified out of accumulated other comprehensive income during 2007, 2006 or 2005 relating to discontinuance of this hedging relationship.

At December 31, 2007 and 2006, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2007                                                               Buy
------------------------------------------------------------------------------------------------------------------------
           Sell              U.S. Dollar           Euro        Pound Sterling Australian Dollar Canadian Dollar  Others
------------------------------------------------------------------------------------------------------------------------
U.S. Dollar               $                - $            11.1 $          13.7$             15.0 $          31.7 $   6.4
------------------------------------------------------------------------------------------------------------------------
Pound Sterling            $                - $             5.4               -                 -               -       -
------------------------------------------------------------------------------------------------------------------------
Japanese Yen              $              7.6 $               -               -                 -               -       -
------------------------------------------------------------------------------------------------------------------------
Malaysian Ringgit         $                - $             4.9               -                 -               -       -
------------------------------------------------------------------------------------------------------------------------
Norwegian Krone           $              7.2 $               -               -                 -               -       -
------------------------------------------------------------------------------------------------------------------------
Taiwan Dollar             $              7.4 $               -               -                 -               -       -
------------------------------------------------------------------------------------------------------------------------
Others                    $              3.6 $             4.1               -                 -               -       -
------------------------------------------------------------------------------------------------------------------------

December 31, 2006                                                                Buy
------------------------------------------------------------------------------------------------------------------------
        Sell               U.S. Dollar              Euro         Pound Sterling     Australian Dollar    Canadian Dollar
------------------------------------------------------------------------------------------------------------------------
U.S. Dollar            $                    - $             91.3 $            8.5 $                  14.5 $         12.0
------------------------------------------------------------------------------------------------------------------------
Euro                   $                    - $                - $            6.8                       -              -
------------------------------------------------------------------------------------------------------------------------
Japanese Yen           $                  3.4 $                -                -                       -              -
------------------------------------------------------------------------------------------------------------------------
Brazilian Real         $                  4.7 $                -                -                       -              -
------------------------------------------------------------------------------------------------------------------------
Taiwan Dollar          $                  6.0 $                -                -                       -              -
------------------------------------------------------------------------------------------------------------------------
Others                 $                    - $              3.0                -                       -              -
------------------------------------------------------------------------------------------------------------------------

The fair value of currency contracts, based on exchange rates at December 31, 2007 and 2006 was approximately $1.3 and ($1.3), respectively.

Commodity Hedging Activities

At December 31, 2007 and 2006, we had outstanding natural gas swaps with a fair value of ($0.7) and ($4.3), net of taxes, respectively.


9.       INVENTORIES

Inventories consisted of the following:

December 31,                                                      2007                     2006
------------------------------------------------------------------------------------------------
Finished goods                                                  $362.1                   $333.4
Work in progress                                                  35.4                     26.4
Raw materials and supplies                                       122.5                    114.8
------------------------------------------------------------------------------------------------
Total inventories                                               $520.0                   $474.6
------------------------------------------------------------------------------------------------


10.      PLANTS, EQUIPMENT AND FACILITIES

December 31,                                       2007            2006
-------------------------------------------------------------------------
Land and land improvements                       $ 96.0        $     88.9
Buildings                                         318.7             288.8
Machinery and equipment                         1,537.8           1,451.8
Construction in progress                           70.1              66.0
-------------------------------------------------------------------------
Plants, equipment and facilities, at cost     $ 2,022.6          $1,895.5
-------------------------------------------------------------------------

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.6% in 2007, 4.9% in 2006 and 5.2% in 2005. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $1,214.6 and $1,152.5 as of December 31, 2007 and 2006, respectively. Depreciation is calculated using the straight line depreciation method for assets at the remainder of our locations with the estimated useful lives of these assets ranging from 4 to 40 years.

11.      GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

-------------------------------------------------------------------------------------------------------------------------
                                        Cytec             Cytec              Cytec
                                     Performance         Surface          Engineered
                                      Chemicals        Specialties         Materials        Corporate         Total
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005                   $  65.0            $ 29.3             $247.4           $ 0.7        $  342.4
2005 acquisition                              38.0             690.3                  -               -           728.3
Purchase adjustment (1)                          -                 -               (6.3)              -            (6.3)
Currency exchange                             (1.5)            (50.9)               0.2               -           (52.2)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                 $ 101.5           $ 668.7             $241.3           $ 0.7       $ 1,012.2
2006 divestiture                             (15.2)                -                  -               -           (15.2)
Purchase adjustment (2)                          -              (3.3)                 -               -            (3.3)
Currency exchange                              1.9              47.0               (0.1)              -            48.8
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                 $  88.2            $712.4             $241.2           $ 0.7       $ 1,042.5
Currency exchange                              5.1              57.3               (0.1)              -            62.3
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2007                 $  93.3            $769.7             $241.1           $ 0.7       $ 1,104.8
-------------------------------------------------------------------------------------------------------------------------

(1) Includes a reduction of $6.3 as a result of the favorable resolution of a tax contingency related to a prior acquisition.
(2) Includes a reduction of $1.2 from final purchase price allocation adjustments and a $1.4 reduction related to the reversal of a domestic and international valuation allowance, for a total of $2.6, which represents the closing purchase price allocation adjustment for the 2005 Surface Specialties acquisition made early in 2006, and a $0.7 reduction related to pre-acquisition tax attributes associated with the same acquisition recorded later in 2006.

Other acquisition intangibles consisted of the following major classes:

--------------------------------------------------------------------------------------------------------------
                               Weighted
                               Average
                             Useful Life                             Accumulated
                               (years)     Gross Carrying Value      Amortization        Net Carrying Value
--------------------------------------------------------------------------------------------------------------
December 31,                     2007           2007       2006        2007        2006       2007       2006
--------------------------------------------------------------------------------------------------------------
Technology-based                 15.1          $57.2      $53.9     $(25.1)     $(19.1)      $32.1      $34.8
Marketing-related               < 2.0            2.1        1.9       (2.1)       (1.2)          -        0.7
Marketing-related                15.8           65.7       62.3      (17.7)      (15.0)       48.0       47.3
Marketing-related                40.0           48.9       43.6       (1.8)       (0.5)       47.1       43.1
Customer-related                 15.0          449.9      416.5      (92.6)      (56.3)      357.3      360.2
                                           -------------------------------------------------------------------
Total                                         $623.8     $578.2    $(139.3)     $(92.1)     $484.5     $486.1
--------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the year ended December 31, 2007 and 2006 was $38.7 and $37.8, respectively. Amortization expense for the year ended December 31, 2006 includes $1.4 related to the impairment of certain marketing-related assets as a result of closing our manufacturing facility in France (see Note 5). Assuming no change in the gross carrying amount of acquisition intangibles and the 2007 average currency exchange rates remain constant, the estimated future amortization expense for the years 2008 and 2009 is $38.7, for the years 2010 through 2012 is $37.9 per year.

At December 31, 2005, $41.8 of marketing-related intangibles related to trade names in the Radcure product line purchased in the Surface Specialties acquisition were classified as having indefinite lives. Management performed its annual review of non-amortizable intangible assets in the second quarter of 2006 following completion of the 2006 strategic planning process. As a result, the strategic plan included decisions to cease utilization of two minor trade names in the Radcure portfolio, one in September 2006 and the other by the end of 2007. As of December 31, 2007, these two trade names have been fully amortized. In addition, management revised its estimate of the useful life of the remaining Radcure trade name portfolio from indefinite to an estimated life of 40 years. These trade names have been classified accordingly in the table above and amortization began effective July 1, 2006.

12.      DEBT

Long-term debt, including the current portion, consisted of the following:

-----------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,
                                                                                     ------------
                                                                           2007                         2006
                                                              ---------------------------------------------------------
                                                                                Carrying                     Carrying
                                                                   Face          Value           Face          Value
                                                              ---------------------------------------------------------
Five-Year Term Loan Due February 15, 2010                     $        -    $         -   $          52.6 $       52.6
Five-Year Revolving Credit Line Due June 7, 2012                       -              -              42.0         42.0
6.75% Notes Due March 15, 2008                                     100.0           99.9             100.0         99.3
5.5% Notes Due October 1, 2010                                     250.0          249.8             250.0        249.7
4.6% Notes Due July 1, 2013                                        200.0          201.2             200.0        201.5
6.0% Notes Due October 1, 2015                                     250.0          249.5             250.0        249.4
Other                                                                6.3            6.3               7.3          7.3
                                                              ---------------------------------------------------------
                                                              $    806.3    $     806.7    $        901.9 $      901.8
Less:  Current maturities                                         (101.5)        (101.4)             (1.4)        (1.4)
                                                              ---------------------------------------------------------
Long-term Debt                                                $    704.8    $     705.3    $        900.5 $      900.4
-----------------------------------------------------------------------------------------------------------------------

The fair value of our long-term debt, including the current portion, based on dealer quoted values, was $803.2 at December 31, 2007, and $887.4 at December 31, 2006.

All of the outstanding notes are unsecured and may be redeemed in whole or in part, at our option at any time subject to a prepayment adjustment.

In February 2005, we entered into credit agreements totaling $1,775.0 in preparation for our acquisition of Surface Specialties. The agreements included a $725.0 unsecured five-year term loan facility, a $700.0 364-day credit facility, and a $350.0 five-year revolving credit facility. We borrowed $725.0 under the term loan facility and $600.0 under the 364-day credit facility both at interest rates based on a floating LIBOR rate plus an applicable margin which was based on our credit rating and was subject to change (1.0% at December 31, 2006). The $725.0 facility required amortization payments equal to the lesser of $72.5 or the then outstanding balance by December 31 of each year from 2005 through 2008 with a final payment due February 15, 2010.

During October 2005, we sold $250.0 principal amount of 5.5% Notes due October 1, 2010 and $250.0 principal amount of 6.0% Notes due October 1, 2015 (the "five-year notes" and the "ten-year notes," respectively, and collectively, the "Notes"). The Notes were offered under our $600.0 shelf registration statement. We received approximately $495.1 in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. The net proceeds from the offering were used to repay all amounts outstanding under our unsecured 364-day facility and our revolving credit facility, which was approximately $417.5 and $66.2, respectively. The 364-day facility was then terminated. The Notes pay interest on each April 1 and October 1, commencing on April 1, 2006 through their respective due dates.

During the first quarter of 2007, we repaid the $52.6 outstanding balance at December 2006 under the five-year term loan and terminated this facility. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. There were no borrowings against the $400.0 unsecured five-year revolving credit facility at December 31, 2007. This facility contains covenants that are customary for such facilities.

The weighted average interest rate on all of our debt was 5.1% for 2007 and 4.9% for 2006. The weighted-average interest rate on short-term borrowing outstanding as of December 31, 2007 and 2006 was 4.6% and 4.7%, respectively.

At December 31, 2007 and 2006, we had approximately $104.6 and $91.1, respectively, of non-U.S. credit facilities. There were outstanding borrowings of $46.3 and $47.4 under these facilities at December 31, 2007 and 2006, respectively.

Cash payments during the years ended December 31, 2007, 2006 and 2005, included interest of $44.5, $56.1 and $75.3, respectively. Included in interest expense, net, for the years ended December 31, 2007, 2006 and 2005, is interest income of $2.1, $1.6 and $3.7, respectively.

Maturities of long-term debt for the next five years are as follows:

----------------------------------------------------------------------------------------------------------------
                                                            Payments Due by year
                          --------------------------------------------------------------------------------------
                             2008       2009       2010        2011         2012      Thereafter      Total
                          ----------- ---------- ---------- ------------ ----------- ------------- -------------
Long-term debt             $ 101.5      $1.5      $251.4         $  -       $  -        $ 451.9       $ 806.3
----------------------------------------------------------------------------------------------------------------

13.       ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

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

As of December 31, 2007 and 2006, the aggregate environmental related accruals were $109.7 and $102.7, respectively, of which $7.4 are included in accrued expenses with the remainder included in other noncurrent liabilities for both years. Environmental remediation spending, for the years ended December 31, 2007, 2006 and 2005, was $5.0, $4.8 and $6.6, respectively.

As discussed in note 4, we divested our water treatment and acrylamide product lines to Kemira in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. We also increased our reserves for certain other sites based on new information or changes in remedial plans. In total we increased our environmental reserves by $6.2 in 2007.

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

Asset Retirement Obligations

We record asset retirement obligations in accordance with SFAS No.143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). Under SFAS 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which the liability is incurred and becomes determinable with an offsetting increase in the carrying amount of the related long-lived asset. The recognition of an asset retirement obligation at fair value requires that management make numerous estimates, assumptions and judgments regarding such factors as the estimated probabilities, amounts and timing of settlements, the credit-adjusted risk-free rate to be used, inflation rates, market risk-premium, and changes in environmental, regulatory, and legal environments. In periods subsequent to initial measurement of the liability, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions such as the timing or the amount of the original estimate of undiscounted cash flows. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss.

A summary of the changes in the asset retirement obligation for the years ended December 31, 2007 and 2006 is presented below:

--------------------------------------------------------------------------------
Asset retirement obligation as of  December 31, 2005                   $40.1
Liabilities incurred                                                     0.4
Liabilities settled                                                     (0.5)
Accretion expense                                                        2.9
Revisions in estimated cash flows                                       (1.0)
Currency exchange                                                        1.5
--------------------------------------------------------------------------------
Asset retirement obligation as of  December 31, 2006                   $43.4
Liabilities incurred                                                       -
Liabilities settled                                                     (1.4)
Accretion expense                                                        2.9
Revisions in estimated cash flows                                       (0.3)
Currency exchange                                                        1.1
--------------------------------------------------------------------------------
Asset retirement obligation as of  December 31, 2007                   $45.7
--------------------------------------------------------------------------------

Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act ("RCRA") closures at certain manufacturing facilities and office buildings. As of December 31, 2007, 45 of our manufacturing sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing facilities, related equipment, and storage tanks. We are also obligated to return certain lands to its original condition upon vacating.

There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.

At December 31, 2007, there were no assets legally restricted for purpose of settling asset retirement obligations. The asset retirement obligation liability has been recorded as other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2007 and 2006, the aggregate self-insured and insured contingent liability was $70.1 and $72.7, respectively, and the related insurance recovery receivable was $37.6 and $40.9, respectively. The asbestos liability included in the above amounts at December 31, 2007 and 2006 was $53.9 and $54.6, respectively, and the related insurance receivable was $35.6 and $38.1, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

Asbestos

We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury from asbestos. The claimants allege exposure to asbestos at facilities that we own or formerly owned or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us; however, we have no information that this pattern will continue.

The following table presents information about asbestos claims activity:


                                                                           Year Ended             Year Ended
                                                                          December 31,           December 31,
                                                                              2007                   2006
                                                                       -------------------    --------------------

      Number of claimants at beginning of period                             8,600                   22,200
      Number of claimants associated with claims closed during
      period                                                                  (700)                 (15,800)
      Number of claimants associated with claims opened during
      period                                                                   300                    2,200
                                                                       -------------------    --------------------
      Number of claimants at end of period                                   8,200                    8,600
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

During the third quarter of 2006, we completed a study of our asbestos related contingent liabilities and related insurance receivables. We previously completed a similar study in 2003. These studies are based on, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim and estimated future claims. In conjunction with the 2006 asbestos study, we also conducted a detailed update of our previous insurance position and estimated insurance recoveries. We expect to recover close to 54% of our future indemnity costs and certain defense and processing costs already incurred for asbestos claims. We anticipate updating the study approximately every three years or earlier if circumstances warrant. We have completed coverage in place and commutation agreements with several of our insurance carriers and are in the process of negotiating similar agreements with other insurance carriers.

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

Lead Pigment

We are among several defendants in approximately 25 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. We have not recorded a loss contingency for these cases. The number of lead cases in which we are a defendant declined by approximately 15 during 2007 as some cases were terminated and in others we were dismissed as a defendant.

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 20 similar cases in Wisconsin as of December 31, 2007 and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court's dismissal of the plaintiff's strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 20 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and no loss contingency has been recorded.

We have access to a substantial amount of primary and excess general liability insurance for property damage and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for lead pigment related property damage claims. We have agreements with two of our insurers to date which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with lead pigment related property damage claims, and we are in the process of negotiating additional agreements with other insurance carriers.

Other

We commenced binding arbitration proceedings against SNF SA ("SNF") in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected (euro)12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006 and recognized the gain in other income in the 2006 consolidated statement of income. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract, which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for (euro)54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We have appealed that decision to the Belgium Court of Appeals, which will review the matter on a de novo basis. The Belgium decision should not affect the enforceability of the award in France.

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

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted FIN 48. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 14 of the Consolidated Financial Statements for additional details on the impact of adoption of FIN 48.

Commitments

Rental expense under property and equipment leases was $17.5 in 2007, $15.6 in 2006 and $14.3 in 2005. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007, are:

-------------------------------------------------------------------
                                                Operating Leases
-------------------------------------------------------------------
2008                                                       $  15.1
2009                                                          10.8
2010                                                           7.9
2011                                                           5.4
2012                                                           4.2
Thereafter                                                    21.9
                                               --------------------
Total minimum lease payments                               $  65.3
-------------------------------------------------------------------

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. The business of Cytec Industries and its consolidated subsidiaries as a whole, is not substantially dependent on any single contract or any series of related contracts. Set forth below are more specific terms about our significant sales contracts.

We have the option to sell, and an affiliate of an international trading company is obligated to buy, up to approximately 25% of our production capacity of acrylonitrile per year under a long-term distributorship agreement that is scheduled to expire on January 1, 2010. The price under this distributorship agreement is market-based less certain costs and commissions.

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

We are obligated to sell sulfuric acid, and also to regenerate used sulfuric acid, and a tenant at our Fortier facility is obligated to buy such product and services, under an agreement with an initial term expiring May 30, 2013. The price for regenerated sulfuric acid is cost based and the price for sulfuric acid is set between the price for regenerated acid and a market price for sulfuric acid and both prices are adjusted periodically. Regenerated sulfuric acid and sulfuric acid are produced in the same plant at the same time.

We are obligated to manufacture a customer's requirements for certain resins utilized in the automotive industry under long-term manufacturing agreements which may be terminated on December 31 of any year upon two years prior written notice. Pricing is based on a toll agreement, which is fixed for a target volume and includes an adjustment based on volume following predefined volume thresholds.

We are obligated to sell and, subject to certain exceptions, an aerospace customer is obligated to buy its requirements of various specialty materials for products related to certain aircraft programs, under an agreement which is scheduled to expire at the end of 2015. The agreement specifies price which is fixed annually.

We are obligated to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under a long-term supply agreement. In addition, under various long-term manufacturing agreements, we are committed to manufacture for and sell to Kemira certain water treatment products at several of our sites and we are committed to purchase certain mining chemicals manufactured at Kemira's Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site which Kemira will manufacture and sell to us. The acrylonitrile price to Kemira is determined by a formula based on the primary raw material.

The Cytec Engineered Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

We frequently enter into long-term agreements in order to lock-in price and availability of raw materials and services required to operate our businesses. At December 31, 2007, obligations under such agreements totaled $41.9.

We had $39.7 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2007 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.


14.      INCOME TAXES

The income tax provision (benefit) is based on earnings (losses) from continuing operations before income taxes and in 2006, before the cumulative effect of accounting change as follows:

----------------------------------------------------------------------------------------------------
                                        2007                   2006                2005
----------------------------------------------------------------------------------------------------
U.S.                                 $ 119.1                $  96.5             $ (20.7)
Non-U.S.                               164.1                  169.3                65.8
----------------------------------------------------------------------------------------------------
Total                                $ 283.2                  $265.8              $45.1
----------------------------------------------------------------------------------------------------

The components of the income tax provision (benefit) are as follows:

----------------------------------------------------------------------------------------------------
                                        2007                   2006                2005
----------------------------------------------------------------------------------------------------
Current:
   U.S. Federal                       $ 19.8                 $ 17.8             $  (8.6)
   Non-U.S.                             29.0                   43.1                27.3
   Other, principally state              0.7                    2.1                 1.5
----------------------------------------------------------------------------------------------------
    Total                             $ 49.5                 $ 63.0              $ 20.2
----------------------------------------------------------------------------------------------------
Deferred:
   U.S. Federal                       $ 18.0                 $ 10.3             $  (7.7)
   Non-U.S.                              6.9                   (6.2)              (23.5)
   Other, principally state              2.3                    2.3                (2.8)
----------------------------------------------------------------------------------------------------
    Total                             $ 27.2                 $  6.4             $ (34.0)
----------------------------------------------------------------------------------------------------
Total income tax provision (benefit)  $ 76.7                 $ 69.4             $ (13.8)
----------------------------------------------------------------------------------------------------

U.S. and non-U.S. earnings of consolidated companies, before income taxes, include all earnings derived from operations in the respective U.S. and non-U.S. geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S. Federal, non-U.S. and other governments as applicable, regardless of the sites in which the taxable income
(loss) is generated.

Income taxes paid in 2007, 2006 and 2005 were $59.7, $67.5 and $64.4, respectively, and include non-U.S. taxes of $45.8, $56.9 and $59.8 in 2007, 2006 and 2005, respectively. Income taxes related to pre-acquisition tax period of the Surface Specialties entities paid in 2007, 2006 and 2005 were $0.0, $9.4 and $18.0, respectively, for which $0.1, $7.6, and $17.8 in 2007, 2006, and 2005, respectively, has been reimbursed to us thus far from UCB pursuant to the Stock and Asset Purchase Agreement.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:

--------------------------------------------------------------------------------
December 31,                                             2007              2006
--------------------------------------------------------------------------------
Deferred tax assets:
--------------------------------------------------------------------------------
Allowance for bad debts                              $    2.8          $    3.4
Self insurance accruals                                  25.6              26.8
Operating accruals                                        4.6               6.9
Environmental accruals                                   20.5              21.2
Pension and postretirement benefit liabilities           94.8             136.7
Employee benefit accruals                                27.3              23.5
Tax credit carry forwards                                15.8              18.2
Net operating losses                                     48.4              54.8
Other                                                    37.1              24.0
--------------------------------------------------------------------------------
Gross deferred tax assets                               276.9             315.5
Valuation allowance                                     (33.5)            (27.8)
--------------------------------------------------------------------------------
Total net deferred tax assets                           243.4             287.7
--------------------------------------------------------------------------------
Deferred tax liabilities:
Inventory                                                (9.4)             (8.9)
Plants, equipment and facilities                       (179.1)           (171.7)
Insurance receivables                                   (13.4)            (13.7)
Intangibles                                            (167.3)           (157.5)
Other                                                    (0.9)             (0.8)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                         (370.1)           (352.6)
--------------------------------------------------------------------------------
Net deferred tax assets / (liabilities)              $ (126.7)          $ (64.9)
--------------------------------------------------------------------------------

No provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $723.5 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S. foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

As of December 31, 2007, all U.S. research and development tax credits have been utilized resulting in no carryforward to future tax periods. We have U.S. foreign tax credit carryforwards of $6.5 available as of December 31, 2007 to offset future U.S. tax liabilities. Such U.S. foreign tax credits will expire at various dates starting in 2011 through 2017. We also have $3.8 of state tax credits of which $2.6 will be carried forward indefinitely with the balance to expire at various dates starting in 2008. Additionally, we have $0.1 of foreign jurisdiction tax credits related to our operations in Korea, which will expire in 2009 and 2011.

At December 31, 2007, we have U.S. federal income tax net operating loss carryforwards of $6.6 relating to our 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards begin to expire at various dates starting in 2011 through 2018. In addition, we have foreign net operating losses totaling $32.7, primarily related to our operations in Europe and Canada. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total carryforwards, approximately $8.1 expire at various dates starting in 2008 through 2016, while $24.6 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $33.5 and $27.8 as of December 31, 2007 and 2006. For 2007, the $5.7 valuation allowance activity primarily consisted of an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($5.4), and various state deferred tax assets ($0.3). As of December 31, 2007, $16.3 of the valuation allowance is attributable to U.S. state tax attributes and $17.2 primarily relates to foreign net operating losses. As of December 31, 2007, approximately $3.8 of the total valuation allowance of $33.5 represents the portion for which subsequently recognized tax benefits would be applied to reduce goodwill. For 2006, the $4.6 valuation allowance activity primarily consisted of a $4.4 decrease for acquired Surface Specialties deferred tax assets, offset by an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($8.6), and various state deferred tax assets ($0.4). As of December 31, 2006, $15.9 of the valuation allowance is attributable to U.S. state tax attributes and $11.9 primarily relates to foreign net operating losses.

In 2005, we received a final notice from the Norwegian Assessment Board disclosing a transfer pricing adjustment for a Norwegian subsidiary with respect to a 1999 restructuring of certain European operations. As this matter developed, we previously accrued for the potential unfavorable outcome of this dispute for the full amount of the tax liability, including interest thereon. The tax liability attributable to this assessment, excluding interest and possible penalties, was approximately 84.0 Norwegian krone ($15.5).

During 2006 and 2007, we unsuccessfully contested this assessment before various Norwegian tribunals, and ultimately appealed the case to the Norwegian Supreme Court. In January 2008, the Norwegian Supreme Court denied our request to hear the case effectively upholding the aforementioned initial assessment. After giving effect for tax deposits and other payments previously remitted with respect to this issue, we have a remaining tax liability of Norwegian krone 21.2 ($3.9) of which approximately 7.0 Norwegian krone ($1.3) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns without interest.

In June 2006, the FASB issued FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The amount of unrecognized tax benefits at January 1, 2007 was $25.6 (gross) of which $18.9 would impact our effective tax rate, if recognized. As of December 31, 2007, the amount of unrecognized tax benefits is $42.4 (gross) of which $23.9 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $2.4 as of January 1, 2007, increasing by current year activity of $3.9, thus resulting in a liability for the payment of interest and penalties of $6.3 as of December 31, 2007.

Set forth below is the tabular roll-forward of our 2007 unrecognized tax benefits from uncertain tax positions:

Balance as of January 1, 2007                                        $25.6
  Increases:
         Increases related to current periods                $8.1
         Gross increases related to prior periods             5.4
         Foreign exchange                                     3.3
                                                             ----
Balance as of December 31, 2007                                      $42.4
                                                                     =====

Our most significant known uncertain tax positions which are reasonably possible to change over the next twelve months relate to a U.S. state tax appeal regarding certain filing positions taken with respect to a U.S. subsidiary, and a German audit of an acquired subsidiary for a pre-acquisition period. Additionally, as a result of the Norway decision described above, our unrecognized tax benefits will be reduced by approximately $3.9 as a settlement in the first quarter of 2008.

In 2006, the state of Maryland assessed a tax deficiency against a U.S. subsidiary asserting nexus with the state. We have filed a judicial notice to proceed to trial with the Maryland Tax Court (the "Court") in opposition to this assessment. It is expected that the Court will hear the case and render a decision within the next twelve months. This event may trigger a possible reduction with respect to this unrecognized tax position in the range of zero to $1.0, subject to our discretion to pursue further appellate venues.

An international subsidiary acquired as part of the Surface Specialties acquisition is currently subject to a German audit for the tax periods 1999-2003. It is likely that the tax authorities will issue an assessment based on an expected settlement within the next twelve months, primarily regarding the disallowance of a goodwill write-off and other similar write-offs with respect to certain businesses, and the transfer pricing adjustment for such pre-acquisition periods. This event may trigger a possible change with respect to this unrecognized tax position in the range of zero to $4.6, the amount of which will be reimbursed to us from UCB pursuant to the Stock and Asset Purchase Agreement.

The Internal Revenue Service (the "IRS") has completed and closed its audits of our tax returns through 2003. In May 2006, we received notice that the Internal Revenue Service approved the final settlement with respect to a federal income tax audit for the 2002 and 2003 calendar years. Such approval resulted in a minor tax refund, which was recorded in the second quarter of 2006. We also recorded a reduction in tax expense of approximately $3.5 during the second quarter of 2006 to reflect the final resolution of this audit. During the second quarter of 2007, the IRS commenced the audit of our tax returns for the years 2004 and 2005. We believe that adequate provisions for all outstanding issues have been made for all open years.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination and administrative appeals.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Austria (2005 onward), Belgium (2005 onward), Germany (2005 onward), Netherlands (2003 onward), Canada (2002 onward), UK (2005 onward), Italy (2005 onward), China (2003 onward), and Norway (1999 onward). We are currently under examination in several of these jurisdictions.

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

-------------------------------------------------------------------------------------------------
                                        2007                 2006               2005
-------------------------------------------------------------------------------------------------
Federal income tax rate                 35.0%                35.0%              35.0%
Research and development credit         (0.7)                (0.7)              (5.0)
Income subject to other than
  the federal income tax rate           (7.0)               (10.1)             (20.3)
Change in tax rates                     (2.0)                (0.5)              (1.1)
State taxes, net of federal benefits     0.7                  0.6               (3.6)
Valuation allowance                      1.2                  3.6                5.4
Acquired in-process research
   and development write-off               -                    -               28.7
Extraterritorial income exclusion          -                 (0.9)              (7.5)
Favorable resolution of prior
   year audits                             -                 (1.3)             (62.7)
Other (credits) charges, net            (0.1)                 0.4                0.5
--------------------------------------------------------------------------------------------------
Effective tax rate                      27.1%                26.1%             (30.6)%
--------------------------------------------------------------------------------------------------

The 2007 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.3 with respect to a $13.6 gain recorded on the water and acrylamide business divestiture, U.S. manufacturing incentives and a net tax benefit of $6.3 to primarily adjust our deferred taxes for recently enacted tax legislation that lowered the corporate income tax rate in a number of jurisdictions beginning in 2008. Excluding these items and accrued interest and penalties on unrecognized tax benefits, the underlying estimated annual tax rate for the year ended December 31, 2007 was 29.3%, with a normalized rate of approximately 30.3% including such interest and penalties.

The 2006 effective tax rate was positively impacted by an arbitration award in settlement of a commercial dispute, a portion of which was recorded in a lower tax entity resulting in an effective rate of 20.0%, the gain on the divestiture of the water treatment and acrylamide product lines recorded at a 21.0% rate, and a reduction in tax expense of $3.5 as a result of the completion of prior years U.S. tax audits. The rate was also favorably impacted by the change in statutory tax rates with respect to deferred tax assets and liabilities recorded in certain countries. These results were partially offset by a reduction of earnings of divested product lines in lower tax jurisdictions, the zero tax benefit on a French restructuring charge due to insufficient earnings to realize its net deferred tax asset, a tax benefit from a restructuring charge recorded at 29.6% and a $1.7 tax charge associated with a capital reduction with respect to a foreign subsidiary.

In 2006 a tax benefit of $0.7 was allocated to the cumulative effect of accounting change.

Tax benefits on stock option exercises were $12.3, $10.8 and $5.4 for 2007, 2006 and 2005, respectively.

15. EMPLOYEE BENEFIT PLANS

We have defined benefit and defined contribution pension plans that cover employees in a number of countries. Almost all of the plans provide defined benefits based on years of service and career average salary. We also sponsor postretirement and post employment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements, and in the case of non-bargaining employees, who commenced employment prior to April 1, 2007. The medical plans are contributory and non-contributory with certain participant's contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on our share of costs for recent and future retirees. The post employment plans provide salary continuation, disability-related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

The enactment of The Medicare Prescription Drug, Improvement and Modernization Act of 2003 resulted in a reduction of our accumulated postretirement benefit obligation ("APBO") of approximately $31.7 in 2004, which we recognized as a reduction in unrecognized net actuarial loss. This reduction in the APBO results from an ongoing tax-free government subsidy beginning in 2006 for prescription drug benefits provided to plan participants if such benefits are determined to be actuarially equivalent to those offered by Medicare. Based on the current guidance of determining actuarial equivalence, we have been able to determine that some of the plan participants qualify for the subsidy. We amortize the unrecognized net actuarial loss over the average remaining service life of employees eligible for postretirement medical benefits. The net periodic postretirement benefit cost was reduced by $2.6, $4.2, and $3.9, respectively, for the years ended December 31, 2007, 2006, and 2005.

In March 2007, we announced a change to our U.S. salaried pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was recorded which resulted in a decrease in our pension liabilities of $12.2, with a corresponding increase in accumulated other comprehensive income ("AOCI") of $7.5 and an adjustment to deferred taxes of $4.7. The curtailment had an immaterial effect on our 2007 consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS 158 and accordingly, the liabilities and assets for the affected plans have been remeasured as of March 31, 2007. The remeasurement resulted in a further decrease to pension liabilities of approximately $6.1, with a corresponding increase of $3.7 in AOCI, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007. Finally, in September 2007, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2007. As a result, we recorded an increase of $6.8 to our U.S. pension liabilities, with a corresponding decrease of $4.1 in AOCI and an adjustment to deferred taxes for $2.7, to reflect the funded status at January 1, 2007 as determined by the actuarial valuation.

We use a measurement date of December 31 for the U.S. and Canadian pension and postretirement benefit plans and use a measurement date of November 30 for the majority of all other pension plans.

                                                                                 Pension Plans      Postretirement Plans
                                                                            ----------------------- --------------------
                                                                              2007    2006    2005   2007   2006  2005
                                                                            ----------------------- --------------------
 Net periodic costs:
 Service cost                                                               $  19.5 $  25.0 $  21.4 $  1.2 $ 1.3 $  1.3
 Interest cost                                                                 47.2    44.9    41.3   11.8  13.8   13.7
 Expected return on plan assets                                               (48.8)  (43.6)  (42.1)  (4.1) (4.7)  (4.7)
 Net amortization and deferral                                                 14.0    18.7    15.8  (10.4) (9.9) (10.6)
 Curtailment/Settlement                                                         0.3     9.5   (2.7)      -     -      -
                                                                            ----------------------- --------------------
 Net periodic expense (credit)                                              $  32.2 $  54.5 $  33.7 $ (1.5)$ 0.5 $ (0.3)
                                                                            ----------------------- --------------------

Weighted-average assumptions used to
  determine net periodic costs, during the year
Discount rate                                                                  5.5%    5.1%    5.4%    5.7%  5.6%   5.8%
Expected return on plan assets                                                 7.6%    7.5%    7.7%    6.5%  6.5%   6.5%
Rate of compensation increase                                                3%-10%  3%-10%  3%-10%      -     -      -

Weighted-average assumptions used to
  determine benefit obigations, end of the year
Discount rate                                                                  5.9%    5.4%    5.3%    6.2%  5.9%   5.6%
Rate of compensation increase                                                3%-10%  3%-10%  3%-10%      -     -      -


The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over the past five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 55-70% stocks and 30-45% bonds, including cash equivalents ("fixed income securities"). Since the long-term average annualized return is approximately 9%-11% for stocks and 5%-7% for fixed income securities, the expected long-term weighted average return was estimated to be 8.25% and 8.5% for the U.S. pension plans in 2007 and 2006, respectively. This return is based on an assumed allocation of U.S. pension assets of 69% stocks and 31% in fixed income securities for 2007 and 70% stocks and 30% fixed income securities for 2006. Expected long-term investment returns for U.S. investments were 9.5% for stocks and 5.5% for fixed income securities in 2007 and 9.5% for stocks and 6.0% for fixed income securities in 2006. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 6.5% in 2007 and 2006, based on an assumed asset allocation of 52% in stocks and 48% fixed income securities in 2007 and 55% stocks and 45% fixed income securities in 2006.

The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 6.1% in 2007. The 2007 return is based on assumed weighted average rates of return of 7.3% for stocks and 5.2% for fixed income securities and an assumed weighted average asset allocation of 44% stocks and 56% fixed income securities.

                                                                                 Pension Plans     Postretirement Plans
                                                                             --------------------- ---------------------
                                                                              2007   2006   2005    2007   2006   2005
                                                                             --------------------- ---------------------
Change in benefit obligation:
Benefit obligation at January 1                                              $876.0 $830.5 $646.2  $242.7 $258.1 $248.6
Addition of plans                                                               0.8    2.8      -       -      -      -
Service cost                                                                   19.5   25.0   21.4     1.2    1.3    1.3
Interest cost                                                                  47.2   44.9   41.3    11.8   13.8   13.7
Amendments                                                                        -    1.5    2.4       -      -      -
Acquisitions                                                                      -      -  137.4       -      -      -
Translation difference                                                         28.7   29.1  (29.0)    0.7    0.1      -
Actuarial (gain)/losses                                                       (37.3)  (4.6)  42.2   (29.5)  (8.2)  14.9
Employee contributions                                                          0.6    1.7    1.4     3.6    3.8    4.0
Company contributions (1)                                                       0.6   (1.7)     -       -      -      -
Benefits paid                                                                 (38.2) (33.6) (31.8)  (25.2) (26.2) (24.4)
Curtailments/Settlements (2)                                                  (39.9) (19.6)  (1.0)      -      -      -
                                                                             --------------------- ---------------------
Benefit obligation at December 31                                            $858.0 $876.0 $830.5  $205.3 $242.7 $258.1
                                                                             --------------------- ---------------------

Accumulated benefit obligation at December 31                                $809.2 $814.6 $769.7  $    - $    - $    -

Change in plan assets:
Fair value of plan assets at January 1                                       $663.5 $554.7 $485.3  $ 69.3 $ 70.2 $ 71.6
Actual return on plan assets                                                   43.5   62.9   39.1     3.7    8.2    3.0
Company contributions                                                          59.7   72.1   14.4    15.7   15.3   15.9
Employee contributions                                                          0.6    1.7    1.4     3.6    3.8    4.0
Acquisitions                                                                      -      -   65.8       -      -      -
Translation difference                                                         20.9   19.8  (20.0)      -      -      -
Curtailments/Settlements (2)                                                  (24.7) (11.6)     -       -      -      -
Others                                                                            -   (2.5)     -       -      -      -
Benefits paid                                                                $(38.2)$(33.6)$(31.3) $(27.7)$(28.2)$(24.3)
                                                                             --------------------- ---------------------
Fair value of plan assets at December 31                                     $725.3 $663.5 $554.7  $ 64.6 $ 69.3 $ 70.2
                                                                             --------------------- ---------------------

(1)  Represents net post-measurement date contribution.
(2) Represents various curtailments and settlements, including the impacts of a change in certain U.S. plans from defined benefit plans to defined contribution plans and the transfer of accrued pension rights and plan assets in Netherlands related to the divestiture of the water treatment and acrylamide product lines.

As required by SFAS 158, the following information is presented as of December 31, 2007 and 2006:

                                                                                  Pension Plans    Postretirement Plans
                                                                               ------------------- ---------------------
                                                                                  2007     2006       2007       2006
                                                                               ------------------- ---------------------
Funded status, end of year:
Fair value of plan assets                                                      $   725.3 $  663.5  $     64.6 $    69.3
Benefit obligations                                                               (858.0)  (876.0)     (205.3)   (242.7)
                                                                               ------------------- ---------------------
Funded status                                                                  $  (132.7)$ (212.5) $   (140.7)$  (173.4)
                                                                               ------------------- ---------------------

Amounts recognized in the statement of
   financial position consist of:
Noncurrent asset                                                               $    19.2 $    3.2  $        - $       -
Current liability                                                                   (4.6)    (4.9)      (16.6)    (13.5)
Noncurrent liabiltiy                                                              (147.3)  (210.8)     (124.1)   (159.9)
                                                                               ------------------- ---------------------
Total amount recognized                                                        $  (132.7)$ (212.5) $   (140.7)$  (173.4)
                                                                               ------------------- ---------------------

Amounts recognized in accumulated other
   comprehensive income consist of:
Net actuarial (gain)/loss                                                      $   128.7 $  190.6  $     (4.4)$    24.9
Prior service (credit)/cost                                                          2.3      2.4       (42.8)    (53.4)
Transition obligation                                                                0.1      0.2           -         -
                                                                               ------------------- ---------------------
Total                                                                          $   131.1 $  193.2  $    (47.2)$   (28.5)
                                                                               ------------------- ---------------------

Change in accumulated other
   comprehensive income (AOCI):
AOCI, beginning of year                                                        $   193.2           $    (28.5)
Current year actuarial (gain)/loss                                                 (47.7)               (29.2)
Current year prior service cost (credit)/cost                                       (0.2)                   -
Amortization:
Amortization of actuarial gain/(loss)                                              (13.7)                (0.1)
Amortization of prior service cost credit/(cost)                                    (0.3)                10.6
Translation difference                                                              (0.2)                   -
                                                                               ----------          -----------
AOCI, end of year                                                              $   131.1           $    (47.2)
                                                                               ----------          -----------

Estimated amortization to be recognized in
    accumulated other comprehensive income
    in 2008 consist of:
Net actuarial loss                                                             $     9.8           $      0.1
Prior service cost/(credit)                                                          0.3                (10.6)
                                                                               ----------          -----------
Total                                                                          $    10.1           $    (10.5)
                                                                               ----------          -----------

As required by SFAS 87, the following information is presented for December 31, 2005 (this disclosure is no longer applicable under SFAS 158 and therefore, 2006 and 2007 information is not presented):

                                                                             Pension Plans         Postretirement Plans
                                                                      --------------------------- ----------------------
Funded status:                                                        $                   (275.8) $              (187.9)
Unrecognized actuarial losses                                                              241.3                   37.3
Unrecognized prior service cost                                                              0.7                  (63.9)
Other contributions                                                                          0.7                      -
Unrecognized net transition obligation                                                       4.0                      -
                                                                      --------------------------- ----------------------
Net amount recognized                                                 $                    (29.1) $              (214.5)
                                                                      --------------------------- ----------------------

Amounts recognized in the
  consolidated balance sheets
  consists of:
Prepaid benefit cost                                                  $                     15.7  $                   -
Accrued benefit cost                                                                      (239.7)                (214.5)
Intangible asset                                                                             5.4                      -
Accumulated other comprehensive
  income, exclusive of deferred taxes                                                      189.5                      -
                                                                      --------------------------- ----------------------
Net amount recognized                                                 $                    (29.1) $              (214.5)
                                                                      --------------------------- ----------------------

The accrued postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2007 and 2006 includes $21.2 and $18.4 in accrued expenses, respectively, with the balance reported in pension and other postretirement benefit liabilities.

Under SFAS 158, we recorded a non-cash after-tax adjustment of ($52.5) to AOCI in 2007. Under SFAS 87, we recorded a non-cash after-tax minimum pension liability adjustment of ($18.7) and $7.1 to AOCI in 2006 and 2005, respectively. At the adoption of SFAS 158 in the fourth quarter of 2006, we adjusted our pension liability to the funded position with a corresponding non-cash after-tax charge of $5.4 to AOCI. The adjustment to AOCI did not trigger additional funding.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 8.0% in 2007, decreasing to ultimate trend of 5.0% in 2010. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:

                                                                      2007                           2006
                                                           --------------------------- ---------------------------------
                                                           1% Increase   1% Decrease      1% Increase     1% Decrease
                                                           --------------------------- ---------------------------------

Approximate effect on the total of service
  and interest cost components of other
  postretirement benefit cost                              $        1.2      ($1.1)    $             1.4          ($1.3)

Approximate effect on accumulated
  postretirement benefit obligation                        $       18.7     ($16.7)    $            21.0         ($18.9)
                                                           --------------------------- ---------------------------------

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

                                                                          U.S. Plans    Non-U.S. Plans       Total
                                                                       ---------------- --------------- ----------------
December 31,                                                            2007    2006     2007   2006     2007    2006
------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation                                           ($569.9)($575.8) ($93.9)($210.4) ($663.8)($786.2)
Accumulated benefit obligation                                          (559.5) (551.4)  (84.7) (188.6)  (644.2) (740.0)
Fair value of plan assets                                                497.1   445.7    42.2   135.3    539.3   581.0
------------------------------------------------------------------------------------------------------------------------

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

                        U.S. Pension Plans                                        Postretirement Plans
------------------------------------------------------------------ ---------------------------------------------------
                            Target          Percentage of Plan                        Target     Percentage of Plan
                           Allocation       Assets at Year End                       Allocation   Assets at Year End
Asset Category               2008             2007       2006       Asset Category     2008         2007      2006
----------------------------------------   ----------------------- ----------------------------- ---------------------
Equity Securities                    60%           50%        70%  Equity Securities         55%         49%       55%
Fixed Income                         40%           50%        30%  Fixed Income              45%         51%       45%
                        ----------------   -----------------------                  ------------ ---------------------
Total                               100%          100%       100%  Total                    100%        100%      100%
------------------------------------------------------------------ ---------------------------------------------------

                                   Non-U.S. Pension Plans
---------------------------------------------------------------------------------------------
                                                Target              Percentage of Plan
                                              Allocation            Assets at Year End
             Asset Category                      2008               2007           2006
-------------------------------------------------------------- ------------------------------
Equity Securities                                          40%             40%            37%
Fixed Income                                               46%             44%            52%
Cash and other                                             14%             16%            11%
-------------------------------------------------------------- ------------------------------
Total                                                     100%            100%           100%
---------------------------------------------------------------------------------------------

The total fair value of U.S. pension and postretirement plan assets was $561.7 and $515.0 at December 31, 2007 and 2006, respectively. We use a combination of active and passive stock and bond managers to invest the assets of pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

The following table reflects expected cash flows for the U.S. pension and postretirement benefit plans:

Expected Employer Contributions                 Pension Plans                           Postretirement Plans
----------------------------------------    ----------------------    ----------------------------------------------------------
2008                                           $21.5                                            $16.5

The following table reflects total benefits expected to be paid from the plans and/or our assets:

                                                                                        Postretirement Plans
                                                                      ----------------------------------------------------------
                                                                      Prior to Medicare Part D       Anticipated Medicare Part
Expected Benefit Payments                       Pension Plans                  Subsidy                       D Subsidy
----------------------------------------    ----------------------    --------------------------    ----------------------------
2008                                                        $27.5                         $21.6                            $3.4
2009                                                         28.7                          21.8                             3.4
2010                                                         30.1                          21.6                             3.4
2011                                                         31.7                          21.3                             3.4
2012                                                         33.5                          20.6                             3.3
2013-2017                                                   193.9                          95.6                            15.3
--------------------------------------------------------------------------------------------------------------------------------

The following table reflects the expected cash flows for the non-U.S. plans:

Expected Employer Contributions                 Pension Plans       Postretirement Plans
----------------------------------------    ---------------------- ------------------------
2008                                                      $  11.1                   $  0.1
----------------------------------------    ---------------------- ------------------------

The following table reflects the total benefits expected to be paid from the plans and/or our assets:

Expected Benefit Payments                     Pension Benefits     Postretirement Benefits
----------------------------------------    ---------------------- ------------------------
2008                                                       $ 10.6                     $0.1
2009                                                         11.6                      0.1
2010                                                         13.2                      0.2
2011                                                         12.1                      0.2
2012                                                         14.4                      0.2
2013-2017                                                    76.5                      1.3
-------------------------------------------------------------------------------------------

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

                                                        2007 2006 2005
----------------------------------------------------------------------
U.S.
Profit Growth Sharing (1)                              $ 8.2$ 7.6$ 4.1
Savings Plan                                             7.8  7.6  8.0
                                                       ---------------
Total                                                  $16.0$15.2$12.1
                                                       ---------------
Non-U.S.
Others                                                 $ 4.4$ 3.3$ 2.7
----------------------------------------------------------------------

(1) In conjunction with the freezing of certain of our U.S. pension plans, we discontinued the U.S. profit growth sharing plan effective December 31, 2007. All U.S. salaried and nonbargaining unit employees participated in an enhanced savings plan effective on the frozen date.

In addition to defined benefit pension and defined contribution retirement plans, we sponsor post employment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a "change of control" as defined in the plans.

16.      OTHER

Following are our accrued expenses:

December 31,                                                2007   2006
-----------------------------------------------------------------------
Employee benefits                                         $ 29.2 $ 23.3
Pension and other postretirement employee benefits          21.2   18.4
Salaries and wages                                          47.8   45.0
Taxes other than income taxes                                6.6    6.1
Environmental                                                7.4    7.4
Interest                                                    13.2   12.6
Restructuring costs                                          8.5   14.9
Customer rebates                                            13.4   17.6
All other                                                   57.1   58.5
-----------------------------------------------------------------------
Total                                                     $204.4 $203.8
-----------------------------------------------------------------------

UCB was considered a related party during the year ended December 31, 2006 and 2005 since it then owned more than 10% of Cytec's outstanding common stock. UCB announced in March 2007 that it had sold all of its Cytec shares and as a result, UCB is no longer a related party. As of December 31, 2007 and 2006, $9.4 and $2.4, respectively, was owed from UCB, which is included in other accounts receivable on the accompanying consolidated balance sheet. The balance represents amounts to be received from UCB for certain pre-acquisition tax liabilities which we have paid or will pay as a result of our acquisition of Surface Specialties.

17.      COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 47,535,729 shares were outstanding at December 31, 2007. A summary of changes in common stock issued and treasury stock is presented below.

                                                                        Common Stock       Treasury Stock
                                                                   --------------------- --------------------
Balance at December 31, 2004                                                 48,132,640           8,297,863
Issuance related to acquisition of Surface Specialties                                -          (5,772,857)
Issuance pursuant to stock option plan                                                -            (688,736)
Awards of performance stock and restricted stock                                      -             (53,345)
Forfeitures and deferrals of stock awards                                             -              50,887
                                                                   --------------------- --------------------
Balance at December 31, 2005                                                 48,132,640           1,833,812
Issuance pursuant to stock option plan                                                -          (1,365,912)
Awards of restricted stock                                                            -              (1,798)
Forfeitures and deferrals of stock awards                                             -              43,904
                                                                   --------------------- --------------------
Balance at December 31, 2006                                                 48,132,640             510,006
Purchase of treasury stock                                                            -           1,252,800
Issuance pursuant to stock option and stock-SARS plan                                 -         (1,157,745)
Awards of restricted stock                                                            -            (11,180)
Forfeitures and deferrals of stock awards                                             -               3,030
                                                                   --------------------- --------------------
Balance at December 31, 2007                                                 48,132,640             596,911
-------------------------------------------------------------------------------------------------------------

Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.

In January 2004, the Board of Directors approved the initiation of a common stock quarterly cash dividend program. During 2007, 2006, and 2005, four quarterly cash dividends of $0.10 per share were declared and paid totaling $19.1, $18.8, and $17.8, respectively.

On January 30, 2008, the Board of Directors increased the regular dividend rate by 25% and declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2008 to stockholders of record as of February 11, 2008.

In February 2007, we announced the reinstatement of our stock buyback program authorized in 2003. Approximately $69 remained authorized under the buyback program as of that date. In December 2007, we completed that authorization and announced a new authorization to repurchase up to an additional $100.0 of our outstanding common stock. During 2007, we repurchased 1,252,800 shares of stock at a cost of $77.3 that completed our previous stock repurchase authorization and included $8.3 under the new authorization. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option/stock-SARS plans, benefit plans and other corporate purposes.

In addition to the restatement of our consolidated financial statements as a result of the adoption of the new accounting pronouncement on planned maintenance activities as described in Note 2, we also revised our accounting used to record treasury stock reissuances for the exercise of stock options from 1993 to 2004 and for a 1998 business combination. Such amounts had previously been reflected as decreases in additional paid-in capital, but should have been reflected as decreases in retained earnings. The revision increased additional paid-in capital at January 1, 2005 by $170.5, with a corresponding reduction in retained earnings for the same amount. This revision of prior year financial statements was considered immaterial and it had no impact on reported earnings.

18.      OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

Cytec Performance Chemicals includes our mining chemicals, phosphine and phosphorous specialties, polymer additives and specialty additives, urethanes, polyurethanes and pressure sensitive adhesives product lines. Cytec Surface Specialties includes low energy-cured (Radcure) resins, powder coating resins and liquid coating resins which includes various product lines such as waterborne resins and solvent based resins. Cytec Engineered Materials principally includes advanced composites and film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, sulfuric acid and melamine.

The accounting policies of the reportable segments are the same as those described in Note 1. All intersegment sales prices are cost based. We evaluate the performance of our operating segments primarily based on earnings from operations of the respective segment. As described in Note 5, restructuring costs and impairment charges related to unprofitable sites are not charged to our operating segments consistent with management's view of its businesses.

Following is selected information in relation to our continuing operations for the periods indicated:

                                                                     Cytec        Cytec       Cytec      Building
                                                                   Performance   Surface     Engineered   Block     Total
                                                                    Chemicals   Specialties  Materials   Chemicals  Segments
----------------------------------------------------------------------------------------------------------------------------
2007
Net sales to external customers                                   $    736.4   $  1,640.4   $   669.8   $  457.2   $3,503.8
Intersegment net sales                                                   5.7            -           -       34.9       40.6
                                                                  ----------------------------------------------------------
Total net sales                                                        742.1      1,640.4       669.8      492.1    3,544.4
Earnings from operations                                                71.1         99.7       132.3       23.8      326.9
Percentage of sales                                                      9.6%         6.1%       19.8%       4.8%       9.2%
Total assets                                                           716.5      2,330.8       607.8      203.5    3,858.6
Capital expenditures                                                    20.1         48.4        25.3       19.0      112.8
Depreciation and amortization                                           25.2         78.0        13.6       24.9      141.7
----------------------------------------------------------------------------------------------------------------------------

2006
Net sales to external customers                                   $    865.1   $  1,523.4   $   601.8   $  339.2   $3,329.5
Intersegment net sales                                                   7.0            -           -       77.1       84.1
                                                                  ----------------------------------------------------------
Total net sales                                                        872.1      1,523.4       601.8      416.3    3,413.6
Earnings from operations                                                68.4         95.5       106.0       19.8      289.7
Percentage of sales                                                      7.8%         6.3%       17.6%       4.8%       8.5%
Total assets                                                           744.8      2,126.1       577.0      168.4    3,616.3
Capital expenditures                                                    25.5         29.3        34.3       11.7      100.8
Depreciation and amortization                                           34.4         73.5        11.5       22.6      142.0
----------------------------------------------------------------------------------------------------------------------------

2005
Net sales to external customers                                   $    855.8   $  1,244.1   $   541.6   $  284.2   $2,925.7
Intersegment net sales                                                   5.6            -           -       85.3       90.9
                                                                  ----------------------------------------------------------
Total net sales                                                        861.4      1,244.1       541.6      369.5    3,016.6
Earnings from operations                                                56.6         22.0       103.0        7.3      188.9
Percentage of sales                                                      6.6%         1.8%       19.0%       2.0%       6.3%
Total assets                                                           864.6      1,970.5       532.2      196.7    3,564.0
Capital expenditures                                                    46.2         27.9        19.3       10.9      104.3
Depreciation and amortization                                           38.0         58.6        11.0       24.4      132.0
----------------------------------------------------------------------------------------------------------------------------

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

                                                            2007     2006     2005
-----------------------------------------------------------------------------------
Net sales:
Net sales from segments                                 $3,544.4 $3,413.6 $3,016.6
Elimination of intersegment revenue                        (40.6)   (84.1)   (90.9)
-----------------------------------------------------------------------------------
Total consolidated net sales                            $3,503.8 $3,329.5 $2,925.7
-----------------------------------------------------------------------------------
Earnings from operations:
Earnings from segments (1)                              $  326.9 $  289.7 $  188.9
Corporate unallocated (2)                                   (2.8)    15.7    (26.8)
-----------------------------------------------------------------------------------
Total consolidated earnings from operations             $  324.1 $  305.4 $  162.1
-----------------------------------------------------------------------------------
Total assets:
Assets from segments                                    $3,858.6 $3,616.3 $3,564.0
Other assets (3)                                           203.1    214.2    297.5
-----------------------------------------------------------------------------------
Total consolidated assets                               $4,061.7 $3,830.5 $3,861.5
-----------------------------------------------------------------------------------

(1) Includes charges resulting from application of SFAS No. 123(R) of $11.6 and $10.4 in 2007 and 2006, respectively. 2005 includes $37.0 write-off of acquired in-process research and development costs and $20.8 excess fair market value of the finished goods inventory of the acquired business over normal manufacturing costs (see Note 3).
(2) 2007 includes a restructuring charge of $2.6 for the polymer additives Willow Island restructuring, charges of $2.2 primarily related to the restructuring of an unprofitable manufacturing site in Europe, a charge of $1.4 for the Wallingford restructuring, and a gain of $13.6 for the second and third phases of the sale of the water treatment and acrylamide product lines. 2006 includes restructuring charges of $21.8 primarily related to plant closures, impairment charges of $29.3 related to two unprofitable manufacturing sites in Europe, charge of $2.6 related to a change in employee benefit plans in the U.K., charge of $2.2 related to a contingent liability study update, and a gain of $75.5 related to the first phase of the sale of the water treatment and acrylamide product lines in 2006. 2005 includes $16.8 of restructuring charges.
(3) Includes cash and cash equivalents at December 31, 2007, 2006 and 2005 of $76.8, $23.6 and $68.6, respectively.

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
                                                        2007     2006     2005
--------------------------------------------------------------------------------
Net Sales
   United States                                      $1,188.6 $1,162.2 $1,095.3
   Other Americas                                        296.2    279.3    257.4
   Asia / Pacific                                        498.5    460.1    401.7
   Europe, Middle East and Africa                      1,520.5  1,427.9  1,171.3
--------------------------------------------------------------------------------
Total                                                 $3,503.8 $3,329.5 $2,925.7
--------------------------------------------------------------------------------
U.S. exports included in net sales above
   Other Americas                                     $  106.4 $   93.4 $   82.1
   Asia / Pacific                                        102.4     84.9     88.7
   Europe, Middle East and Africa                        239.9    160.9     90.6
--------------------------------------------------------------------------------
Total                                                 $  448.7 $  339.2 $  261.4
--------------------------------------------------------------------------------
Identifiable assets
   United States                                      $1,557.0 $1,516.2 $1,581.2
   Other Americas                                        187.4    180.1    183.6
   Asia / Pacific                                        271.9    242.3    223.3
   Europe, Middle East and Africa                      1,675.8  1,565.0  1,482.5
--------------------------------------------------------------------------------
Total                                                 $3,692.1 $3,503.6 $3,470.6
--------------------------------------------------------------------------------
Equity in net assets of and advances
   to associated companies                            $   23.8 $   23.3 $   20.3
Unallocated assets (1)                                   345.8    303.6    370.6
--------------------------------------------------------------------------------
Total assets                                          $4,061.7 $3,830.5 $3,861.5
--------------------------------------------------------------------------------

(1) Includes cash and cash equivalents at December 31, 2007, 2006 and 2005 of $76.8, $23.6 and $68.6, respectively.


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

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" on January 1, 2007 through the retroactive restatement of the prior periods financial statements. As discussed in Notes 1 and 14 to the consolidated financial statements, the Company also adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109", effective January 1, 2007. Further, as discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", and the Securities and Exchange Commission's Staff Accounting Bulletin 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", effective January 1, 2006. Finally, as discussed in Notes 1 and 15 to the consolidated financial statements, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R", at the end of 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2008

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited Cytec Industries Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP



Short Hills, New Jersey
February 27, 2008

QUARTERLY DATA (UNAUDITED)

Note: 2006 financial data below has been restated to show the retroactive application of Financial Accounting Standards Board Staff Position No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities" ("FSP AUG-AIR 1"), which we adopted on January 1, 2007. For further details see Note 2 to the Consolidated Financial Statements.

(Dollars in millions, except per share amounts)    1Q             2Q              3Q             4Q          Year
--------------------------------------------------------------------------------------------------------------------

2007
Net sales                                        $863.5          $864.0         $875.1         $901.2      $3,503.8
Gross profit (1)                                  164.7           201.1          191.3          193.8         750.9
Net earnings                                       51.7            54.8           52.4           47.6         206.5
Basic net earnings per share (2)                  $1.07           $1.14          $1.09          $0.99         $4.29
Diluted net earnings per share (2)                $1.05           $1.11          $1.06          $0.97         $4.20


2006
Net sales                                        $819.4          $853.1         $863.4         $793.6      $3,329.5
Gross profit (1)                                  173.7           165.1          165.1          156.0         659.9
Net earnings                                       38.1            48.5           25.1           83.5         195.2
Basic net earnings per share (2)                  $0.81           $1.02          $0.53          $1.74         $4.11
Diluted net earnings per share (2)                $0.79           $1.00          $0.52          $1.70         $4.01


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

Item 9A.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management's evaluation was based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control

We continue the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired business of Surface Specialties. The world-wide implementation is expected to be completed in 2009 and includes changes that involve internal control over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal control, our disclosure control and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the controls affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation. We will test all significant modified controls resulting from the implementation to ensure they are functioning effectively.

There were no changes in internal controls during the fourth quarter of 2007.

With the exception of the matters discussed above, there were no other changes in internal control over financial reporting that occurred during the calendar year 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable.

                                    PART III
                                    --------

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. Each such person serves at the pleasure of our Board of Directors.

Name                     Age         Positions

D. Lilley                61          Mr. Lilley is Chairman of the Board, President and Chief Executive Officer.  He was
                                     elected Chairman in January 1999 and President and Chief Executive Officer in May 1998,
                                     having previously served as President and Chief Operating Officer from January 1997.

D. M. Drillock           50          Mr. Drillock was elected Vice President and Chief Financial Officer in May, 2007.  He
                                     previously served as Vice President, Controller and Investor Relations for more than five years.

S. D. Fleming            49          Mr. Fleming has been President of Cytec Specialty Chemicals since October 2005. He was elected as an officer in September 2004. He previously served as President of Cytec
                                     Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than three years.

S. C. Speak              50          Mr. Speak was elected as an officer in September 2004.  He has been President of Cytec
                                     Engineered Materials for more than five years.

W. N. Avrin              52          Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.

J. E. Marosits           55          Mr. Marosits is Vice President, Human Resources and has held this position for more than five years.

R. Smith                 49          Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.

T. P. Wozniak            54          Mr. Wozniak is Treasurer of Cytec and has held this position for more than five years.

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

The remainder of the information required by this Item is incorporated by reference from the "Election of Directors" section of our definitive Proxy Statement for our 2008 Annual Meeting of Common Stockholders, dated March 11, 2008.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the "Summary Compensation Table", the "Grants of Plan-Based Awards", the "Outstanding Equity Awards at Fiscal Year-End", the "Option Exercises and Stock Vested", the "Pension Benefits", the "Nonqualified Deferred Compensation", the "Director Compensation Tables", the "Compensation Discussion and Analysis", the "Potential Payments Upon Termination or Change-In-Control", and "Performance Graph" section of our definitive Proxy Statement for our 2008 Annual Meeting of Common Stockholders, dated March 11, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the "Cytec Stock Ownership by Directors & Officers", "Equity Compensation Plan Information", and the "Security Ownership of Certain Beneficial Owners" sections of our definitive Proxy Statement for our 2008 Annual Meeting of Common Stockholders, dated March 11, 2008.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the "Certain Relationships and Related Transactions" section of our definitive Proxy Statement for our 2008 Annual Meeting of Common Stockholders, dated March 11, 2008.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the "Fees Paid to the Auditors" section of our definitive Proxy Statement for our 2008 Annual Meeting of Common Stockholders, dated March 11, 2008.

PART IV
-------

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)(1) List of Financial Statements:

                  Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):

                  Consolidated Balance Sheets as of December 31, 2007 and 2006 Consolidated Statements of Income for the Years ended
                      December 31, 2007, 2006 and 2005
                  Consolidated Statements of Cash Flows for the Years ended
                      December 31, 2007, 2006 and 2005
                  Consolidated Statements of Stockholders' Equity for the Years
                      ended December 31, 2007, 2006 and 2005
                  Notes to Consolidated Financial Statements

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


             4.6                   5.500% Senior Note due 2010 (incorporated by reference to Exhibit 4.1 to Cytec's current report on Form 8-K, dated October 4, 2005).

             4.7                   6.000% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to Cytec's current report on  Form 8-K, dated October 4, 2005).


             10.1                  Amended and Restated Five Year Credit Agreement dated as of June 7, 2007, among Cytec, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager ("Credit
                                   Agreement")(incorporated by reference to exhibit 10.1 to Cytec's current report on form 8-K dated June 7, 2007).

             10.2                  Executive Compensation Plans and Arrangements (incorporated by reference to exhibit 10.12 to
                                   Cytec's annual report on Form 10-K for the year ended December 31, 2003).

             10.2(a)               1993 Stock Award and Incentive Plan, as  amended through December 7, 2006 (incorporated by reference to exhibit 10.2(a) to Cytec's annual report on Form 10-K of the year ended
                                   Decmeber 31, 2006).

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

             10.2(d)(vi)           Form of Performance Cash Award letter used for grants to officers from February 9, 2006.
                                   (incorporated by reference to exhibit 10.2(d)(vi) to Cytec's annual report on Form 10-K for the year ended December 31, 2006).

             10.2(d)(vii)          Form of Performance Stock Award Letter used for grants to officers from January 29, 2008.

             10.2(e)               Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan
                                   (incorporated by reference to exhibit 10.13(e) to Cytec's annual report on Form 10-K for the year ended December 31, 1996).

             10.2(f)               Executive Income Continuity Plan, as amended through February 28, 2007 (incorporated by reference to exhibit 10.2(f) to Cytec's annual report on Form 10-K for the year ended
                                   December 31, 2006).

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

             10.2(k)               Cytec Executive Supplemental Employees Retirement Plan, as amended through February 28, 2007
                                   (incorporated by reference to exhibit 10.2(k) to Cytec's annual report on Form 10-K for the year ended December 31, 2006).

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

             12                    Computation of Ratio of Earnings to Fixed Charges.

             21                    Subsidiaries of the Company.

             23                    Consent of KPMG LLP.

             24(a-i)               Powers of Attorney of C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., B. C. Johnson, C.P. Lowe,
                                   W. P. Powell, T.W. Rabaut, R. P. Sharpe and J. R. Stanley.

             31.1                  Certification of David Lilley, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2                  Certification of David M. Drillock, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1                  Certification of David Lilley, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2                  Certification of David M. Drillock, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                   CYTEC INDUSTRIES INC.
                                   ---------------------
                                   (Registrant)



DATE:  February 28, 2008            By:  /s/ David Lilley
                                         ----------------
                                         D. Lilley
                                         Chairman, President and Chief Executive
                                         Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


DATE:  February 28, 2008                /s/ David Lilley
                                        ----------------
                                        D. Lilley
                                        Chairman, President and Chief Executive
                                        Officer


DATE:  February 28, 2008                /s/ David M. Drillock
                                        ------------------------------
                                        D. M. Drillock, Vice President,
                                        Chief Financial and Accounting Officer

     *
     -----------------------------------
     C.A. Davis, Director

     *
     -----------------------------------
     A.G. Fernandes, Director

     *
     -----------------------------------
     L. L. Hoynes, Jr., Director              *By: /S/ R. Smith
                                                   --------------------------
                                                   Attorney-in-Fact
     *
     -----------------------------------
     C. P. Lowe, Director

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

     *
     -----------------------------------
     T.W. Rabaut, Director

     -----------------------------------
     J. R. Satrum, Director

     *
     -----------------------------------
     R. P. Sharpe, Director

     *
     -----------------------------------
     J. R. Stanley, Director

DATE: February 28, 2008


                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        Years Ended December 31, 2007, 2006 and 2005
                                                          (in millions)


                                                                               Additions or
                                                                                (deductions)    Other
                                                                                charged or     additions
                                                                    Balance      (credited)       or          Balance
                           Description                            12/31/2006    to expenses   (deductions)  12/31/2007
                           -----------                            ----------    -----------   ------------  ----------
Reserves deducted from related assets:
 Doubtful accounts receivable                                    $         5.1 $         0.3 $       (0.9)(1) $    4.5
 Deferred tax asset valuation allowance                          $        27.8 $         5.9 $       (0.2)    $   33.5
Environmental accruals                                           $       102.7 $         6.2 $        0.8 (2) $  109.7

(1) Principally bad debts written off.
(2) Environmental remediation spending of $5.0 offset by unfavorable currency exchange of $5.8.

                                                                              Additions or
                                                                               (deductions)    Other
                                                                               charged or     additions
                                                                   Balance      (credited)       or            Balance
                          Description                            12/31/2005    to expenses   (deductions)    12/31/2006
                          -----------                            ----------    -----------   ------------    ----------
Reserves deducted from related assets:
 Doubtful accounts receivable                                   $         7.8 $       (0.8) $       (1.9)(1) $        5.1
 Deferred tax asset valuation allowance                         $        23.2 $        9.6  $       (5.0)(2) $       27.8
Environmental accruals                                          $       102.9 $        0.5  $       (0.7)(3) $       102.7

(1) Principally bad debts written off, less recoveries and a reduction of $1.7 due to adoption of SAB 108.
(2) Primarily attributable to adjustments of acquired Surface Specialties deferred taxes and related valuation allowance.
(3) Environmental remediation spending of $4.8 offset by unfavorable currency exchange of $4.1.


                                                                              Additions or
                                                                               (deductions)    Other
                                                                               charged or     additions
                                                                   Balance      (credited)       or            Balance
                          Description                            12/31/2004    to expenses   (deductions)    12/31/2005
                          -----------                            ----------    -----------   ------------    ----------
Reserves deducted from related assets:
 Doubtful accounts receivable                                   $         6.7 $        0.9  $        0.2 (1) $      7.8
 Deferred tax asset valuation allowance                         $        12.2 $        2.2  $        8.8 (2) $     23.2
Environmental accruals                                          $        70.7 $        1.7  $       30.5 (3) $    102.9

(1) Principally bad debts written off, less recoveries.
(2) Primarily attributable to the Surface Specialties acquisition.
(3) Environmental remediation spending net of $6.6, ($3.1) currency exchange and $40.2 related to the Surface Specialties acquisition.