Form 10-Q
period 2008-03-31
CYTEC INDUSTRIES INC/DE/
filed 2008-05-01
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


                         Commission file number 1-12372
                                                -------

                              CYTEC INDUSTRIES INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      22-3268660
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No).

    Five Garret Mountain Plaza
     West Paterson, New Jersey                               07424
  (Address of principal executive                         (Zip Code)
             offices)


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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "accelerated filer, large accelerated filer, and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|   Accelerated filer [_]  Non-accelerated filer [_]
Small reporting company [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [_] No |X|

There were 47,633,063 shares of common stock outstanding at April 25, 2008.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents

                                                                                  Page
Part I - Financial Information

          Item 1.  Consolidated Financial Statements                               3
                   Consolidated Statements of Income                               3
                   Consolidated Balance Sheets                                     4
                   Consolidated Statements of Cash Flows                           5
                   Notes to Consolidated Financial Statements                      6
          Item 2.  Management's Discussion and Analysis of Financial              19
                   Condition and Results of Operations
          Item 3.  Quantitative and Qualitative Disclosures About Market Risk     25
          Item 4.  Controls and Procedures                                        25

Part II - Other Information

          Item 1.  Legal Proceedings                                              27
          Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds       27
                   and Issuer Purchases of Equity Securities
          Item 6.  Exhibits                                                       28


Signature                                                                         29
Exhibit Index                                                                     30

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in millions, except per share amounts)

                                                              ------------------------
                                                                 Three Months Ended
                                                                     March 31,
                                                                  2008        2007
--------------------------------------------------------------------------------------

Net sales                                                      $     973.0 $     863.6
Manufacturing cost of sales                                          772.7       698.8
Selling and technical services                                        58.6        49.9
Research and process development                                      21.7        18.4
Administrative and general                                            29.0        26.3
Amortization of acquisition intangibles                               10.1         9.3
Gain on sale of assets held for sale                                     -        15.7
--------------------------------------------------------------------------------------
Earnings from operations                                              80.9        76.6
Other (expense) income, net                                          (0.2)         1.4
Equity in earnings of associated companies                             0.5         0.3
Interest expense, net                                                  9.9        10.3
--------------------------------------------------------------------------------------
Earnings before income taxes                                          71.3        68.0
Income tax provision                                                  22.2        16.3
--------------------------------------------------------------------------------------
Net earnings                                                   $      49.1 $      51.7
--------------------------------------------------------------------------------------

Basic earnings per common share                                $      1.02 $      1.07
Diluted earnings per common share                              $      1.01 $      1.05

--------------------------------------------------------------------------------------
Dividends per common share                                     $     0.125 $      0.10
--------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                (Dollars in millions, except per share amounts)

                                                                  ------------------------------
                                                                       March 31,    December 31,
                                                                        2008           2007
------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                         $         32.9  $       76.8
  Trade accounts receivable, less allowance for doubtful accounts of
  $4.3 and $4.5 at March 31, 2008 and December 31, 2007,
   respectively                                                              646.5         584.4
  Other accounts receivable                                                   69.2          72.1
  Inventories                                                                563.4         520.0
  Deferred income taxes                                                        6.5           7.1
  Other current assets                                                        25.0          15.7
------------------------------------------------------------------------------------------------
Total current assets                                                       1,343.5       1,276.1
------------------------------------------------------------------------------------------------

Investment in associated companies                                            26.0          23.8

Plants, equipment and facilities                                           2,073.8       2,022.6
     Less: accumulated depreciation                                      (1,000.5)       (972.6)
------------------------------------------------------------------------------------------------
       Net plant investment                                                1,073.3       1,050.0
------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
$156.0 and $139.3 at March 31, 2008 and December 31, 2007,
 respectively                                                                498.9         484.5
Goodwill                                                                   1,148.9       1,104.8
Deferred income taxes                                                          6.9           0.4
Other assets                                                                 123.3         122.1
------------------------------------------------------------------------------------------------
Total assets                                                        $      4,220.8  $    4,061.7
------------------------------------------------------------------------------------------------

Liabilities
Current liabilities
  Accounts payable                                                  $        359.3  $      316.5
  Short-term borrowings                                                       42.6          42.0
  Current maturities of long-term debt                                         1.6         101.4
  Accrued expenses                                                           187.5         204.4
  Income taxes payable                                                        16.6           7.4
  Deferred income taxes                                                       16.6          15.2
------------------------------------------------------------------------------------------------
     Total current liabilities                                               624.2         686.9
------------------------------------------------------------------------------------------------
Long-term debt                                                               756.5         705.3
Pension and other postretirement benefit liabilities                         275.2         271.4
Other noncurrent liabilities                                                 389.4         349.2
Deferred income taxes                                                        122.0         119.0

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares
 authorized;
issued 48,132,640 shares                                                       0.5           0.5
Additional paid-in capital                                                   436.2         438.0
Retained earnings                                                          1,399.7       1,356.6
Accumulated other comprehensive income                                       251.2         173.4
Treasury stock, at cost, 559,729 shares in 2008 and 596,911 shares
 in 2007                                                                    (34.1)        (38.6)
------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 2,053.5       1,929.9
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $      4,220.8  $    4,061.7
------------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                               ---------------------------
                                                                   Three Months Ended
                                                                        March 31,
------------------------------------------------------------------------------------------
                                                                   2008          2007
------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings                                                    $      49.1   $      51.7
Noncash items included in net earnings:
  Depreciation                                                         28.1          25.1
  Amortization                                                         11.4          11.6
  Share-based compensation                                              2.6           3.1
  Deferred income taxes                                                 2.2           9.2
  Gain on sale of assets held for sale                                    -         (15.7)
  Other                                                                (0.5)         (0.2)
Changes in operating assets and liabilities:
  Trade accounts receivable                                           (40.8)        (59.9)
  Other receivables                                                     4.9          13.6
  Inventories                                                         (24.9)          6.8
  Other assets                                                         (5.6)         (7.6)
  Accounts payable                                                     29.9          23.0
  Accrued expenses                                                    (22.2)        (20.5)
  Income taxes payable                                                  9.6          (8.1)
  Other liabilities                                                    (5.6)         (7.9)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                              38.2          24.2
------------------------------------------------------------------------------------------
Cash flows (used in ) provided by investing activities
  Additions to plants, equipment and facilities                       (26.7)        (14.8)
  Net proceeds paid/received on sale of assets                         (1.9)         27.1
------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                   (28.6)         12.3
------------------------------------------------------------------------------------------
Cash flows (used in) provided by financing activities
  Proceeds from long-term debt                                         51.1         101.6
  Payments on long-term debt                                         (100.1)       (145.1)
  Change in short-term borrowings                                      (0.9)          0.3
  Cash dividends                                                       (6.0)         (4.8)
  Proceeds from the exercise of stock options                           4.1          13.7
  Purchase of treasury stock                                           (5.4)         (9.7)
  Excess tax benefits from share-based payment arrangements             1.2           2.6
  Other                                                                (0.1)         (0.4)
------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (56.1)        (41.8)
------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents            2.6           0.7
------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                             (43.9)         (4.6)
Cash and cash equivalents, beginning of period                         76.8          23.6
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $      32.9   $      19.0
------------------------------------------------------------------------------------------

           See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2007 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company", "Cytec", "we", "us" and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 does not change the accounting for derivative instruments.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations", ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51", ("SFAS 160"), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. SFAS 160 will also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still in the process of reviewing the impact of adopting this statement. However, we do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. As of March 31, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are long-lived assets, goodwill, acquisition intangibles, and asset retirement obligations. We do not expect the adoption of the rest of SFAS 157 to have a material impact on our consolidated financial statements. See Note 15 of the Consolidated Financial Statements for additional details on the impact of adoption of SFAS 157.

3. DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, research and development and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which are operated by our personnel under a long-term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long-term supply agreements. In addition, under various long-term manufacturing agreements, we manufacture certain water treatment products for Kemira at several of our sites and Kemira manufactures certain mining chemicals for us at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated market value. Sales of certain assets at subsidiaries in Asia/Pacific and Latin America were settled in the third and fourth quarters of 2007 and the transfer of our subsidiary in Venezuela was completed in the fourth quarter of 2007 as the last phase of the transaction.

The timing of the flow of funds was as follows: approximately $208.0 ($206.6 net of associated transaction costs) was received in October 2006 for the first closing, and approximately $21.2 was received for the second closing in January 2007. We also received approximately $5.9 in February 2007 for a working capital adjustment from the first phase closing per the terms of the contract. During the third quarter of 2007, we received approximately $3.1 from completed transfers of the assets at various subsidiaries in Asia/Pacific and Latin America, and approximately $8.5 was received in the fourth quarter of 2007 in settlement of the final working capital transfers in Asia/Pacific and Latin America and for the sale of our subsidiary in Venezuela.

At the time of the sale of the manufacturing facilities included in this transaction, Kemira agreed to assume certain environmental liabilities related to those sites and we agreed to compensate Kemira for the estimated costs of required remedial actions identified in a subsequent site evaluation or to undertake such actions on behalf of Kemira. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in 2008. As a result of these negotiations, in the first quarter of 2008 we paid Kemira approximately $1.9 in exchange for their agreement to assume the environmental liabilities related to one of the transferred sites. A final payment to Kemira for $2.8 is anticipated in the second quarter of 2008 in accordance with their agreement to assume environmental liabilities related to the last of transferred sites. After adjusting for these environmental settlements, final net proceeds related to this transaction will be $242.0 ($240.6 net of associated transaction costs).

We recorded a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $13.6 ($13.3 after-tax) in 2007 from other closings and other activities. The 2007 gain consists of a pre-tax gain of $15.7 ($15.3 after-tax) recorded in the first quarter related to the phase two sale of the Botlek site, which includes a pre-tax $13.8 gain resulting from the recognition of accumulated translation adjustments, and a pre-tax loss of $2.1 ($2.0 after-tax) recorded in the fourth quarter. The fourth quarter 2007 loss included a loss on the transfer of the Venezuela subsidiary, an accrual to increase recorded environmental liabilities related to sites previously transferred to Kemira based on additional information generated by updated site evaluations, and a favorable adjustment, based on final actuarial reports, to a pension settlement loss accrued in the first quarter of 2007 related to the sale of the Botlek site.

4. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management's view of its businesses.

For the three months ended March 31, 2008, we recorded a net restructuring charge of $3.5, with $1.6 related to the 2008 restructuring initiatives, $1.6 related to the 2007 restructuring initiatives and $0.3 related to the 2006 restructuring initiatives, as described below.

During the first quarter of 2008, we decided to restructure several areas within Specialty Chemicals resulting in the elimination of 13 positions. The $1.6 charge primarily relates to severance and was charged to expense as follows: selling and technical services of $0.8, administrative and general of $0.3, and research and process development of $0.5.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits for 63 employees who are expected to be retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. During the first quarter of 2008, we recorded additional restructuring charge of $1.4 to manufacturing cost of sales for severance and other benefits earned. An additional restructuring charge of $1.5 to manufacturing cost of sales is expected to occur in the second quarter of 2008.

This relates to the remainder of the severance and other benefits which will be accrued as they are earned as well as decontamination expenses which will be expensed as incurred. The remaining reserve relating to this restructuring initiative is expected to be paid by early 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. During the first quarter of 2008, we recorded an additional restructuring charge of $0.2 to manufacturing cost of sales for severance and other benefits earned. An additional restructuring charge of $0.2 is expected to be recorded over the remainder of 2008, primarily related to the remainder of the severance and other benefits which will be accrued as they are earned. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. The remaining reserve relating to this restructuring initiative is expected to be paid by early 2009.

Asset retirements on both Willow Island and Wallingford projects will be recorded when production ceases, and will be charged to the composite depreciation reserve in accordance with our accounting policy.

We also incurred additional net restructuring charge of $0.3 for severance in first quarter 2008 relating to a restructuring initiative announced in 2006 related to the manufacturing operation in Dijon, France.

A summary of the restructuring activity is outlined in the table below:

                                2005                2006                2007              2008
                            Restructuring       Restructuring       Restructuring     Restructuring         Total
                             Initiatives         Initiatives         Initiatives       Initiatives
----------------------------------------------------------------------------------------------------------------------
Balance
December 31, 2006          $           1.4     $          13.5     $             -   $              -   $        14.9
----------------------------------------------------------------------------------------------------------------------
2007 charges                          (0.2)(1)             2.4                 4.0                  -             6.2
----------------------------------------------------------------------------------------------------------------------
Non-cash items                           -                (0.3)(2)               -                  -            (0.3)
----------------------------------------------------------------------------------------------------------------------
Cash payments                         (1.0)              (11.5)               (0.6)                 -           (13.1)
----------------------------------------------------------------------------------------------------------------------
Currency translation
 adjustments                           0.1                 0.7                   -                  -             0.8
----------------------------------------------------------------------------------------------------------------------
Balance
December 31, 2007          $           0.3     $           4.8     $           3.4   $              -   $         8.5
----------------------------------------------------------------------------------------------------------------------
2008 charges                             -                 0.3                 1.6                1.6             3.5
----------------------------------------------------------------------------------------------------------------------
Non-cash items                           -                   -                   -                  -               -
----------------------------------------------------------------------------------------------------------------------
Cash payments                            -                (1.2)               (0.6)              (0.9)           (2.7)
----------------------------------------------------------------------------------------------------------------------
Currency translation
 adjustments                             -                 0.4                   -                  -             0.4
----------------------------------------------------------------------------------------------------------------------
Balance
March 31, 2008             $           0.3     $           4.3     $           4.4   $            0.7   $         9.7
----------------------------------------------------------------------------------------------------------------------

(1)  Represents a reduction in estimated severance and other costs.
(2)  Represents asset impairment charge at the Indian Orchard facility.

5. SHARE-BASED COMPENSATION

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The assumptions for the quarters ended March 31, 2008 and 2007 are noted in the following table:

                                             2008           2007
----------------------------------------------------------------------
Expected life (years)                         6.6            6.2
Expected volatility                          31.0%          27.2%
Expected dividend yield                      0.76%          0.69%
Range of risk-free interest rate          2.1% - 3.7%    4.8% - 5.2%
Weighted-average fair value per option      $17.60         $19.50
----------------------------------------------------------------------

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R") specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2008, there are approximately 4,300,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2008 is presented below.

                                                Weighted      Weighted
                                                 Average       Average
                                                 Exercise     Remaining    Aggregate
Options and Stock-Settled SARS    Number of       Price      Contractual   Intrinsic
           Activity:                Units        Per Unit    Life (Years)    Value
-------------------------------------------------------------------------------------
 Outstanding at January 1, 2008     3,600,932  $       38.35
                        Granted       535,402          52.48
                      Exercised      (140,575)         30.08
                      Forfeited       (31,400)         50.68
-------------------------------------------------------------------------------------

  Outstanding at March 31, 2008     3,964,359  $       40.46           6.0$      55.4
-------------------------------------------------------------------------------------
  Exercisable at March 31, 2008     2,884,096  $       35.44           4.8$      53.9
-------------------------------------------------------------------------------------

                                                   Weighted
                                                    Average
 Nonvested Options and Stock-                     Grant Date
         Settled SARS:          Number of Units    Fair Value
-------------------------------------------------------------
  Nonvested at January 1, 2008     1,048,662       $    19.09
                       Granted      535,402             17.60
                        Vested     (488,058)            18.79
                     Forfeited      (15,743)            18.76
-------------------------------------------------------------
   Nonvested at March 31, 2008     1,080,263       $    18.47
-------------------------------------------------------------

During the three months ended March 31, 2008, we granted 535,402 shares of stock-settled SARS and stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the three months ended March 31, 2008 and 2007 was $17.60 and $19.50 per share, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2008 and 2007 was $3.4 and $7.6, respectively. Treasury shares have been utilized for stock option exercises. The total fair value of stock options vested during the three months ended March 31, 2008 and 2007 was $9.2 and $8.8, respectively.

As of March 31, 2008, there was $14.0 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.8 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of March 31, 2008 and December 31, 2007 was approximately $0.4 and $0.3, respectively.

Cash received (for stock options only) and the tax benefit realized from stock options and stock-settled SARS exercised were $4.1 and $1.2 for the three months ended March 31, 2008 and $13.7 and $2.7 for the three months ended March 31, 2007, respectively. Cash used to settle cash-settled SARS was $0.0 and $0.3 for the three months ended March 31, 2008 and 2007, respectively. The liability related to our cash-settled SARS was $3.2 at March 31, 2008 and $4.3 at December 31, 2007.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. During the first quarter of 2008, we granted performance stock awards for 41,444 shares (assuming par payout) to seven employees, which relate to the 2010 performance period. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended March 31, 2008 and 2007 was $0.3 and $0.1, respectively.

As of March 31, 2008 and December 31, 2007, our additional paid-in capital pool ("APIC Pool") was $ 64.9 and $63.7, respectively.

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

The following shows the reconciliation of weighted-average shares:

                                       Three Months Ended
                                            March 31,
---------------------------------------------------------------
                                       2008           2007
---------------------------------------------------------------

Weighted-average shares
 outstanding:                          47,983,458    48,135,232
Effect of dilutive shares:
    Options/Stock-settled SARS            788,650     1,048,987
    Non-vested Stock                        6,854        22,763
---------------------------------------------------------------
Adjusted average shares
 outstanding                           48,778,962    49,206,982
---------------------------------------------------------------

Outstanding stock options to purchase 83,982 and 38,068 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 986,346 and 537,938 of outstanding stock-settled SARS for the three months ended March 31, 2008 and 2007, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

7. INVENTORIES

Inventories consisted of the following:

                           March 31,     December 31,
                             2008            2007
-------------------------------------------------------
Finished goods            $       390.4  $        362.1
Work in process                    37.4            35.4
Raw materials and
 supplies                         135.6           122.5
-------------------------------------------------------
Total inventories         $       563.4  $        520.0
-------------------------------------------------------

8. DEBT

Long-term debt, including the current portion, consisted of the following:

                                                   March 31, 2008            December 31, 2007
----------------------------------------------------------------------------------------------------
                                                  Face     Carrying Value    Face       Carrying
                                                                                          Value
----------------------------------------------------------------------------------------------------
Five-year revolving credit due June 2012        $     51.0   $      51.0           -              -
6.75% Notes Due March 15, 2008                           -             -       100.0           99.9
5.5% Notes Due October 1, 2010                       250.0         249.8       250.0          249.8
4.6% Notes Due July 1, 2013                          200.0         201.2       200.0          201.2
6.0% Notes Due October 1, 2015                       250.0         249.5       250.0          249.5
Other                                                  6.6           6.6         6.3            6.3
----------------------------------------------------------------------------------------------------
                                                $    757.6   $     758.1  $    806.3  $       806.7
Less: Current maturities                              (1.6)         (1.6)     (101.5)        (101.4)
----------------------------------------------------------------------------------------------------
Long-term Debt                                  $    756.0   $     756.5  $    704.8  $       705.3
----------------------------------------------------------------------------------------------------

In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $51.0 at March 31, 2008. This facility contains covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt was 5.29% and 5.05% for the three months ended March 31, 2008 and 2007, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2008 and 2007 was 3.61% and 4.62%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2008 and December 31, 2007, the aggregate environmental related accruals were $108.6 and $109.7, respectively. As of March 31, 2008 and December 31, 2007, $7.4 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2008 and 2007 was $0.9 and $0.8, respectively.

As discussed in note 3, we divested our water treatment and acrylamide product lines to Kemira in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in first quarter 2008 and we adjusted our reserves accordingly. We also adjusted our reserves for certain other sites based on new information or changes in remedial plans during the first quarter of 2008. Overall, our adjustments resulted in a net reduction in our environmental accruals of $1.2 for the three months ended March 31, 2008.

Our environmental related accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies or private parties or if we are named in a new matter and determine that an accrual needs to be provided or if we determine that we are not liable and no longer require an accrual.

A further discussion of environmental matters can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors' businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

During the third quarter of 2006, we completed a study of our asbestos related contingent liabilities and related insurance receivables. These studies were based on, among other things, detailed data for the previous ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim and estimated future claims. In conjunction with the 2006 asbestos study, we also conducted a detailed update of our previous insurance position and estimated insurance recoveries. We expect to recover close to 54% of our future indemnity costs and certain defense and processing costs already incurred for asbestos claims. We anticipate updating the study approximately every three years or earlier if circumstances warrant. We have completed coverage in place and commutation agreements with several of our insurance carriers and are in the process of negotiating similar agreements with other insurance carriers.

As of March 31, 2008 and December 31, 2007, the aggregate self-insured and insured contingent liability was $70.7 and $70.1, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $35.9 at March 31, 2008 and $37.6 at December 31, 2007. The asbestos liability included in the above amounts at March 31, 2008 and December 31, 2007 was $53.9 and the insurance receivable related to the liability as well as claims for past payments was $34.3 at March 31, 2008 and $35.6 at December 31, 2007. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

                                                    Three Months Ended     Year Ended
                                                         March 31,        December 31,
                                                           2008               2007
                                                    ------------------- -----------------
Number of claimants at beginning of period                        8,200            8,600
Number of claimants associated with claims closed
 during period                                                        -             (700)
Number of claimants associated with claims opened
 during period                                                        -              300
                                                    ------------------- -----------------
Number of claimants at end of period                              8,200            8,200
-----------------------------------------------------------------------------------------

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

At March 31, 2008, we are among several defendants in approximately 20 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead-based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. We have not recorded a loss contingency for these cases.

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 10 similar cases in Wisconsin as of March 31, 2008 and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court's dismissal of the plaintiff's strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 10 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and accordingly no loss contingency has been recorded. In March 2008, the Wisconsin Supreme Court granted plaintiff's petition for certiorari in this case.

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

From time to time, we are also included in legal proceedings as a plaintiff involving tax, contract, patent protection, environmental and other legal matters. Gain contingencies related to these matters, if any, are not recorded until realized.

A further discussion of other contingencies can be found in Note 13 of the Notes to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

Accounting for Uncertainty in Income Taxes

During the first quarter of 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN 48"). Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 11 of the Consolidated Financial Statements for additional details on the impact of adoption of FIN 48.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2007 are set forth in Note 13 of the Notes to Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, are as follows:

                                                Three Months Ended
-----------------------------------------------------------------------
                                                     March 31,
-----------------------------------------------------------------------
                                                    2008        2007
-----------------------------------------------------------------------

Net earnings                                 $      49.1  $     51.7
Other comprehensive income (loss):
   Accumulated pension liability                     0.1        15.7(1)
   Unrealized gains on cash flow hedges             10.6        10.7
   Foreign currency translation adjustments         67.1       (1.5)(2)
-----------------------------------------------------------------------
Comprehensive income                         $     126.9  $     76.6
-----------------------------------------------------------------------

(1) Includes amortization, impacts of a curtailment and remeasurement related to certain U.S. plans, and a settlement in the Netherlands related to the sale of the water treatment and acrylamide product lines. For further details see Note 16 to the Consolidated Financial Statements.

(2) Includes the impact of recognizing $13.8 in net earnings as a component of the gain on the sale of the water treatment and acrylamide product lines.

11.     INCOME TAXES

The effective rate for the three months ended March 31, 2008 was a tax provision of 31.2% ($22.2) compared to 24.0% ($16.3) for the three months ended March 31, 2007. For the first three months ended March 31, 2008, the rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, the lack of a tax benefit related to the French restructuring costs, and expiration of the U.S. R&D tax credit effective December 31, 2007. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility. Excluding these items, the underlying estimated annual tax rate for the three months ended March 31, 2008 was 30.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 30.9% including such interest.

For the first three months ended March 31, 2007, the effective rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives.

In January 2008, the Norwegian Supreme Court ("NSC") denied our request to reconsider a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($16.5). After giving effect for payments previously remitted with respect to this issue, we have a remaining tax liability of Norwegian krone 21.2 ($4.2) of which approximately 7.0 Norwegian krone ($1.4) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns.

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

The amount of unrecognized tax benefits at December 31, 2007 was $42.4 (gross) of which $23.9 would impact our effective tax rate, if recognized. As of March 31, 2008, the amount of unrecognized tax benefits is $41.3 (gross) of which $21.3 would impact our effective tax rate, if recognized. During the first quarter, our unrecognized tax benefits were reduced by approximately $4.2 as result of the aforementioned Norway decision, and increased by approximately $3.1 due to current year tax accruals and the impact of foreign exchange.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of December 31, 2007, we had recorded a liability for the payment of interest and penalties, (gross), of approximately $6.3 which increased an additional $1.0 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest and penalties of $7.3 as of March 31, 2008.

12. OTHER FINANCIAL INFORMATION

On January 30, 2008 the Board of Directors declared a $0.125 per common share cash dividend, paid on February 25, 2008 to shareholders of record as of February 11, 2008. Cash dividends paid in the first quarters of 2008 and 2007 were $6.0 and $4.8, respectively. On April 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, payable on May 26, 2008 to shareholders of record as of May 9, 2008.

Taxes paid for the three months ended March 31, 2008 and 2007 were $11.4 and $14.7, respectively. Interest paid for the three months ended March 31, 2008 and 2007 was $8.7 and $9.6, respectively. Interest income for the three months ended March 31, 2008 and 2007 was $0.8.

13. SEGMENT INFORMATION

Summarized segment information for our four segments for the three months ended March 31 is as follows:

------------------------------------------------------------
                                 2008                2007
------------------------------------------------------------
Net Sales:
Cytec Performance Chemicals
    Sales to external         $ 182.5             $  179.1
    customers
    Intersegment sales           0.3                  1.8
Cytec Surface Specialties       449.4                 404.5
Cytec Engineered Materials                            163.4
                                200.4
Building Block Chemicals
    Sales to external           140.7                116.6
    customers
    Intersegment sales           5.7                   9.5
------------------------------------------------------------
Net sales from segments         979.0                874.9
Elimination of intersegment      (6.0)              (11.3)
revenue
------------------------------------------------------------
Total consolidated net sales  $ 973.0             $  863.6
------------------------------------------------------------

   -----------------------------------------------------------------------------
                                                 % of                   % of
                                                 Sales                  Sales
   -----------------------------------------------------------------------------
     Earnings from operations:
     Cytec Performance Chemicals         $14.2     8%       $   13.0      7%
     Cytec Surface Specialties            20.1(1)  4%           15.7      4%
     Cytec Engineered Materials           44.5    22%           32.6     20%
     Building Block Chemicals              5.9     4%            2.6      2%
                                       ----------      ----------------

     Earnings from segments               84.7     9%           63.9      7%
     Corporate and Unallocated, net       (3.8)(2)              12.7 (3)
                                       ----------      ----------------
     Total earnings from operations      $80.9     8%       $   76.6      9%
   -----------------------------------------------------------------------------

(1) Includes quarterly pre-tax charge of $1.4 for incremental accelerated depreciation in relation to our Radcure manufacturing at our leased facility in Pampa, Texas.
(2) Includes pre-tax charge of $1.9 for additional restructuring costs associated with Specialty Chemicals manufacturing operations in West Virginia, Connecticut, and Dijon, France. Also includes $1.5 associated with various organizational restructuring initiatives across Specialty Chemicals.
(3) Includes pre-tax gain of $15.7 related to the second phase of the sale of our water treatment and acrylamide product lines.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

                                Cytec
                              Performance   Cytec Surface   Cytec Engineered
                               Chemicals      Specialties       Materials      Corporate         Total
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2007    $        93.3   $       769.7   $        241.1 $          0.7   $     1,104.8
Currency exchange                       5.5            38.7            (0.1)              -            44.1
-----------------------------------------------------------------------------------------------------------
Balance, March 31, 2008       $        98.8   $       808.4   $        241.0 $          0.7   $     1,148.9
-----------------------------------------------------------------------------------------------------------

Other acquisition intangibles consisted of the following major classes:

                      Weighted        Gross carrying value       Accumulated amortization        Net carrying value
                       average    -------------------------------------------------------------------------------------
                     useful life   March 31,    December 31,    March 31,    December 31,    March 31,    December 31,
                       (years)        2008          2007           2008          2007           2008          2007
-----------------------------------------------------------------------------------------------------------------------
Technology-based          15.1    $       59.1  $        57.2  $     (26.9)  $      (25.1)  $       32.2  $        32.1
Marketing-related        < 2.0             2.3            2.1         (2.3)          (2.1)             -              -
Marketing-related         15.5            68.0           65.7        (19.3)         (17.7)          48.7           48.0
Marketing-related         40.0            52.4           48.9         (2.3)          (1.8)          50.1           47.1
Customer-related          15.0           473.1          449.9       (105.2)         (92.6)         367.9          357.3
-----------------------------------------------------------------------------------------------------------------------
Total                             $      654.9  $       623.8  $    (156.0)  $     (139.3)  $      498.9  $       484.5
-----------------------------------------------------------------------------------------------------------------------

Amortization of acquisition intangibles for the three months ended March 31, 2008 and 2007 was $10.1 and $9.3, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal years 2008 and 2009 is $40.3, for the years 2010 through 2013 is $40.2, $40.1, $40.0 and $39.4, respectively.

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2008, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $124.6. Of this total, $107.9 was attributed to the net exposure in forward selling of U.S. dollars. The remaining $16.7 was the net exposure in forward selling of Euros, translated into U. S. dollar equivalent amount. The favorable/(unfavorable) fair values of currency contracts, based on forward exchange rates at March 31, 2008 and December 31, 2007 were $(0.1) and $1.3, respectively.

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loan receivables (Euro loans) held by U.S. entities. The loan amounts are (euro) 207.9 and (euro) 207.9 due October 1, 2010 and October 1, 2015, respectively. Because the Euro loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to the U.S. dollar ("USD"). We hedged this foreign exchange exposure by entering into cross-currency swaps with notional amounts of (euro) 207.9 ($250.0) that settle on October 1, 2010 and October 1, 2015, respectively. At the initial principal exchange, we paid $500.0 and received (euro) 415.8 from counterparties. At the final exchanges we will pay (euro) 207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. Each period we record the change in the swaps' fair value to accumulated other comprehensive income. We reclassify an amount out of accumulated other comprehensive income to the income statement equal to the foreign currency gain or loss on the remeasurement to USD of the Euro loans which offsets the foreign currency gain or loss. We also accrue for the periodic net swap payments each period in the income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At March 31, 2008, the unfavorable fair values of the five and ten year swaps were $57.7 and $49.5, respectively, and at December 31, 2007, the unfavorable fair values of the five and ten year swaps were $39.8 and $31.4, respectively. As long as the Euro loans remain outstanding, we will reclassify amounts out of accumulated other comprehensive income to the income statement to offset the amount of foreign exchange gain or loss on the remeasurement of the Euro loans recorded each period. The amount of such reclassification will depend on changes in the USD/Euro exchange rate occurring during the period. There were no amounts reclassified out of accumulated other comprehensive income during the three months ended March 31, 2008 and during the fiscal year ended 2007 relating to discontinuance of this hedging relationship.

Commodity Hedging Activities

At March 31, 2008, we held natural gas swaps with a favorable fair value of $2.0, which will be reclassified into Manufacturing Cost of Sales through October 2008 as the hedged natural gas purchases affect earnings.

Fair Value Measurements

On January 1, 2008 we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Under SFAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

Our Level 1 items consist of gas swaps and currency forwards whose values are based on quoted market prices. Our Level 2 derivatives consist of cross currency swaps that are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 1 and 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 1 and 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives is outlined in the table below:

                                 Quoted Prices in
                     March 31,    Active Markets   Significant Other
                       2008       for Identical       Observable
    Description        Total     Assets (Level 1)   Inputs (Level 2)
--------------------------------------------------------------------
  Currency forwards      $(0.1)            $(0.1)                  -
Cross currency swap     (107.2)                 -           $(107.2)
   Natural gas swap         2.0               2.0                  -
--------------------------------------------------------------------
              Total    $(105.3)              $1.9           $(107.2)
--------------------------------------------------------------------


As of March 31, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. For more information regarding our hedging activities and derivative financial instruments, refer to Note 8 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.


16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                   Pension Plans                     Postretirement Plans
                            -------------------------------        ----------------------------

                                               Three Months Ended March 31,
-----------------------------------------------------------------------------------------------
                                     2008              2007               2008             2007
-----------------------------------------------------------------------------------------------
Service cost                 $        2.6     $         5.1      $         0.3     $        0.3
Interest cost                        11.7              11.4                3.0              3.6
Expected return on plan
 assets                            (12.0)            (10.8)              (1.0)            (1.2)
Net amortization and
 deferral                             2.6               4.0              (2.6)            (2.6)
Curtailments/Settlements                -               3.3 (1)              -                -
-----------------------------------------    -- -----------     -- -----------    -- ----------
Net periodic cost            $        4.9     $        13.0      $       (0.3)     $        0.1
-----------------------------------------------------------------------------------------------

     (1) Primarily represents a settlement charge related to the transfer of plan assets and liabilities in the Netherlands related to the sale of the water treatment and acrylamide product lines, which was charged against the gain on sale.

We disclosed in our 2007 Annual Report on Form 10-K that we expected to contribute $32.6 and $16.6, respectively, to our pension and postretirement plans in 2008. Through March 31, 2008, $2.3 and $4.1 in contributions were made, respectively.

In March 2007, we announced a change to our U.S. salaried pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was estimated and recorded in the first quarter 2007, and adjusted later in the year, resulting in a decrease in our pension liabilities of $12.2, with a corresponding increase in accumulated other comprehensive income ("AOCI") of $7.5 and an adjustment to deferred taxes of $4.7. The curtailment had an immaterial effect on our 2007 consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158") and accordingly, the liabilities and assets for the affected plans have been remeasured as of March 31, 2007. The remeasurement resulted in a further decrease to pension liabilities of approximately $6.1, with a corresponding increase of $3.7 in AOCI, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007. Finally, in September 2007, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2007. As a result, we recorded an increase of $6.8 to our U.S. pension liabilities, with a corresponding decrease of $4.1 in AOCI and an adjustment to deferred taxes for $2.7, to reflect the funded status at January 1, 2007 as determined by the actuarial valuation.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158"), which we adopted in the fourth quarter of 2006 except for the measurement date requirement. Until January 1, 2008, we used a measurement date of November 30 for the majority of our non-U.S. defined benefit pension plans. The provisions of SFAS 158 requiring that the measurement date be the same as the date of the statement of financial position became effective as of January 1, 2008 and requires us to change our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November
30. SFAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. We chose to adopt the measurement date requirement in 2008 using the 13-month approach. Under this approach, we will record an additional one month of net periodic benefit cost covering the period between the previous measurement date of November 30, 2007 and December 31, 2007 as an adjustment to equity in the fourth quarter of 2008. We do not expect the adoption of this measurement date requirement to have a material impact on our consolidated financial statements.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. In conjunction with the above mentioned change to our U.S. salaried pension plans, we discontinued the U.S. profit growth sharing plan effective December 31, 2007. All U.S. salaried and nonbargaining unit employees participated in an enhanced savings plan effective on the same date. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2008 and 2007 were $8.3 and $5.0, respectively.

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

Quarter Ended March 31, 2008 Compared With Quarter Ended March 31, 2007

Consolidated Results

Net sales for the first quarter of 2008 were $973.0 compared with $863.6 for the first quarter of 2007. Overall, sales were up 13% with volume growth up 1%, price increases of 6%, and changes in exchange rates increasing sales 6%. In the first quarter of 2007, $7.0, or 1% of sales were for resale products sold under a transition services agreement with the purchaser of the divested water treatment product lines which ended during 2007. Cytec Performance Chemicals sales were up primarily due to the favorable impact of exchange rate changes and higher selling prices partially offset by lower volumes due to the expiration of the resale agreement related to the divestiture of the water treatment business. Cytec Surface Specialties sales were up primarily due to the favorable impact of exchange rate changes and higher selling prices. Cytec Engineered Materials sales were up primarily due to higher selling volumes in the large commercial transport and business regional jet sector. Building Block Chemicals sales increased primarily due to higher selling prices resulting from increases in raw material costs partially offset by lower volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $772.7, or 79.4% of sales in the first quarter of 2008, compared with $698.8, or 80.9% of sales in the first quarter of 2007. The 1.5% decrease in manufacturing cost as a percent of sales is primarily due to higher selling prices and operating leverage. Manufacturing costs increased $73.9 primarily due to $31.9 of increased raw materials costs and $41.3 due to changes in exchange rates of which $30.0 was due to raw materials and $11.3 on fixed manufacturing costs. The first quarter of 2008 includes $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production. The first quarter of 2008 includes a restructuring charge of $1.9 while the first quarter of 2007 includes a net restructuring charge of $0.6. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services was $58.6 in the first quarter of 2008 versus $49.9 in the first quarter of 2008. Research and process development was $21.7 versus $18.4 in the prior year. Administrative and general expenses were $29.0 versus $26.3 in the prior year. Changes in exchange rates increased costs in the first quarter of 2008 by approximately $4.0, $1.3, and $1.9 for selling and technical, research and process development, and administrative and general expenses, respectively. The first quarter of 2008 includes a net restructuring charge of $0.8, $0.5 and $0.3 for selling and technical services, research and development and administrative and general expenses, respectively. The first quarter of 2007 includes a net restructuring charge of $0.1 for administrative and general. See Note 4 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $10.1 in the first quarter of 2008 versus $9.3 in the first quarter of 2007 due to increases in Cytec Surface Specialties as a result of higher exchange rates.

In the first quarter of 2007 the gain on sale of assets held for sale of $15.7 was attributable to the phase two closing of the water treatment and acrylamide product lines. See Note 3 of the Consolidated Financial Statements for further information.

Other income (expense), net was income of $0.2 in the first quarter of 2008 compared with expense of $1.4 in the first quarter of 2007. The reduction in net expense is primarily due to the favorable settlement of an environmental liability of $0.9. Equity in earnings of associated companies was $0.5 versus $0.3 in the prior year.

Interest expense, net was $9.9 compared with $10.3 in the prior year. The decrease resulted primarily from lower outstanding debt balances.

The effective tax rate for the three months ended March 31, 2008 was a tax provision of 31.2% ($22.2) compared to 24.0% ($16.3) for the three months ended March 31, 2007. For the three months ended March 31, 2008, the rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, the lack of a tax benefit related to the French restructuring costs, similar to the tax treatment of such charges recorded in prior periods, and the expiration of the U.S. R&D tax credit effective December 31, 2007. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility. Excluding these items, the underlying estimated annual tax rate for the three months ended March 31, 2008 was 30.3% (excluding accrued interest on unrecognized tax benefits), with an underlying tax rate of 30.9% including such interest.

For the first three months ended March 31, 2007, the effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives.

Net earnings for 2008 were $49.1 ($1.01 per diluted share), a decrease over the net earnings of $51.7 ($1.05 per diluted share) in 2007. Included in the first quarter of 2008 was a $2.5 after-tax expense related to restructuring costs and a $0.9 charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities. Included in the first quarter of 2007 were a $15.3 after-tax gain on the sale of the water treatment and acrylamide product lines and a $0.8 after-tax charge for restructuring.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Cytec Performance Chemicals

-----------------------------------------------------------------------------------
                                             Total          % Change Due to
                                                      -----------------------------
                         2008     2007    % Change   Price    Volume/Mix  Currency
-----------------------------------------------------------------------------------
North America           $67.2    $64.8         4%     4%          -          -
Latin America            29.8     29.8          -     -1%        -1%        2%
Asia/Pacific             31.1     34.1        -9%     3%        -15%        3%
Europe/Middle            54.4     50.4         8%      -         -3%        11%
East/Africa
                        -----------------------------------------------------------
Total                   $182.5  $179.1         2%     2%         -4%        4%
-----------------------------------------------------------------------------------

Overall sales increased 2% with volumes decreasing 4% principally due to lower resale volumes related to the divestiture of the water treatment product line. In addition, selling volumes were down in polymer additives due to ceasing production of certain lower profit products offset by increases in Mining and phosphine chemicals. Sales were higher due to overall increased selling prices of 2% with increases across most product lines and regions. Changes in exchange rates increased sales 4%.

Earnings from operations were $14.2, or 8% of sales in 2008 compared with $13.0, or 7% in 2007. The $1.2 increase in earnings was positively impacted $3.3 by higher selling prices and $3.0 by lower manufacturing costs. Earnings were negatively impacted $1.4 due to lower selling volumes, $1.7 due to higher raw material costs, and $1.8 due to higher operating costs.

Cytec Surface Specialties

-------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ----------------------------
                              2008    2007    % Change   Price  Volume/Mix  Currency
-------------------------------------------------------------------------------------
North America                $90.0   $85.5          5%     4%       1%         -
Latin America                 18.5    16.2         14%     -        5%         9%
Asia/Pacific                  74.3    63.3         17%     -        8%         9%
Europe/Middle East/Africa    266.6   239.5         11%     1%      -4%        14%
                     ----------------------------------------------------------------
Total                       $449.4  $404.5         11%     1%      -1%        11%
-------------------------------------------------------------------------------------

Overall sales were up 11%, primarily due to changes in exchange rates of 11% and increases in selling prices of 1% partially offset by 1% overall lower selling volumes. Radcure volumes were higher primarily due to increases in North America as a result of recapturing business lost in the first quarter of 2007 and as well as strong demand in Asia Pacific. Volumes of liquid coating resins were lower in North America and Europe partially offset by strong increases in Asia Pacific and Latin America. Overall volumes of powder products were down slightly as increases in North America and Europe were offset by reduced volumes in Asia. Selling prices were up in liquid coating resins primarily to cover raw material cost increases and down in powders and in Radcure resins primarily due to price competition.

Earnings from operations were $20.1, or 5% of sales in 2008 compared with $15.7, or 4% of sales, in 2007. The $4.4 increase in earnings was positively impacted $5.4 by higher selling prices, $4.4 by lower raw material costs, and $1.1 by changes in exchange rates. Earnings were negatively impacted $1.5 due to lower volumes, $1.3 due to higher manufacturing costs, and $2.3 due to higher operating costs. Costs were also negatively impacted in 2008 by $1.4 due to incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Cytec Engineered Materials

-----------------------------------------------------------------------------------------
                                                                     % Change Due to
                                                   Total %    ---------------------------
                                2008     2007      Change      Price  Volume/Mix Currency
-----------------------------------------------------------------------------------------
North America                  $123.5   $100.4       23%     3%        20%         -
Latin America(1)                0.3        0.4        -       -         -          -
Asia/Pacific                   15.2       12.1       25%     1%        24%         -
Europe/Middle East/Africa      61.4       50.5       22%     1%        19%         2%
                               ----------------------------------------------------------
Total                          $200.4   $163.4       23%     3%        20%         -
-----------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 23% driven by selling volumes increasing 20% with increases in all regions primarily related to increased build-rates in the large commercial transport and regional and business jet sectors. Selling prices were up approximately 3% overall with increases in all regions and across most market sectors.

Earnings from operations were $44.5 or 22% of sales in 2008 compared with $32.6, or 20% of sales in 2007. The $11.9 increase in earnings was positively impacted $21.4 due to higher volumes and $3.5 due to higher selling prices. Earnings were negatively impacted by $2.3 due to higher raw material costs, $6.4 due to higher manufacturing costs primarily related to the higher production volumes, and $3.4 due to higher operating costs of which approximately $2.5 related to higher research and development and higher technical service costs.

Building Block Chemicals

-----------------------------------------------------------------------------------------

                                                                    % Change Due to
                                                   % Total   ----------------------------
                                   2008     2007    Change     Price  Volume/Mix Currency
-----------------------------------------------------------------------------------------
North America                      $89.0   $56.2      58%      44%      14%         -

Latin America(1)                    1.4      0.5        -       -        -          -
Asia/Pacific                        5.4      8.6      -38%     12%     -50%         -
Europe/Middle East/Africa          44.9     51.3      -12%     19%     -31%         -
                              -----------------------------------------------------------
Total                            $140.7   $116.6       21%     31%     -10%         -
-----------------------------------------------------------------------------------------

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 21% primarily due to higher selling prices of 31% to offset raw material price increases. Overall selling volumes were down 10% due to the high volumes of acrylonitrile shipped in the first quarter of 2007 some of which were delayed from 2006 due to weather issues in Gulf Coast region.

Earnings from operations were $5.9, or 4% of sales, compared with $2.6, or 2% of sales in 2007. The $3.3 increase in earnings is primarily due to a $36.2 increase in selling prices to more than offset a $32.3 net increase in raw material prices. Earnings in 2008 were negatively impacted by $0.8 compared to 2007 due to the high volumes of acrylonitrile shipped in the first quarter of 2007 as discussed above.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2008 our cash balance was $32.9 compared with $76.8 at December 31, 2007.

Cash flows provided by operating activities were $38.2 in 2008 compared with $24.2 in 2007. Trade accounts receivable increased $40.8 reflecting the increase in sales. Inventory increased $24.9 primarily due to higher raw material costs. Accrued expenses decreased $22.2 primarily due to payments of $21.0 in the U.S. for incentive compensation and profit sharing payouts relating to prior year results, offset by an increase in accounts payable of $29.9 primarily reflecting the increased raw material and other costs and higher production levels.

Cash flows used in investing activities were $28.6 compared to cash flows provided by investing activities of $12.3 for 2007. In 2007, we received $27.1 related to the divestiture of our water treatment and acrylamide product lines. Capital spending for the first quarter of 2008 was $26.7 mostly related to capacity expansions in waterborne and Radcure resins and engineering work on a new carbon fiber line.

Net cash flows used by financing activities were $56.1 in 2008 compared with $41.8 in 2007. During the first quarter of 2008, we had net debt repayments of $49.9, treasury stock repurchases of 100,900 shares for $5.4, and cash dividends of $6.0, which was partially offset by proceeds received on the exercise of stock options of $4.1.

Approximately $86.0 remained authorized under our stock buyback program as of March 31, 2008. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

At March 31, 2008, we have $349.0 of borrowing capacity available under our $400.0 revolving credit facility.

On January 30, 2008, the Board of Directors declared a $0.125 per common share cash dividend, paid on February 25, 2008 to shareholders of record as of February 11, 2008. Cash dividends paid in the first quarter of 2008 and 2007 were $6.0 and $4.8, respectively. On April 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, payable on May 26, 2008 to shareholders of record as of May 9, 2008.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and dividends as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and internal cash generation and/or existing available borrowing capacity.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Excluding the impact of increasing raw materials, inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in our 2007 Annual Report on Form 10-K.

There were no material changes in contractual obligations from December 31, 2007 to March 31, 2008. Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $41.3 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2008 OUTLOOK

In our April 17, 2008 press release, which was also filed as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2008 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

SIGNIFICANT ACCOUNTING ESTIMATES / CRITICAL ACCOUNTING POLICIES

See "Critical Accounting Policies" under Item 7A of our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2008 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

Fair Value Measurements

During the first quarter of 2008, we adopted SFAS No. 157, "Fair Value Measurements", ("SFAS 157") for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 establishes a single authoritative framework for measuring fair value, and requires additional disclosures about fair value measurements. The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

Our Level 1 items consist of gas swaps and currency forwards whose values are based on quoted market prices. Our Level 2 derivatives consist of cross currency swaps that are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements.

At March 31, 2008, the unfavorable fair values of the five and ten year swaps were $57.7 and $49.5, respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 15 of the Consolidated Financial Statements for additional details on SFAS 157 disclosures.

                                           Approximate
                                            Impact On
                                     Five and Ten Year Swaps
   Critical Factors        Change     Favorable/(Unfavorable)
                                       Fair Value Combined
------------------------------------------------------------
Euro interest rate curve     +10%             $12.0
------------------------------------------------------------
Euro interest rate curve     -10%             (12.0)
------------------------------------------------------------
USD interest rate curve      +10%              (8.3)
------------------------------------------------------------
USD interest rate curve      -10%               8.3
------------------------------------------------------------
Euro/USD exchange rate       +10%             (66.5)
------------------------------------------------------------
Euro/USD exchange rate       -10%              66.5
------------------------------------------------------------

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

Forward-looking statements include, among others, statements concerning: our or any of our segments outlooks for the future, anticipated results of acquisitions and divestitures, selling price and raw material cost trends, the effects of changes in currency rates and forces within the industry, anticipated costs, the completion dates of and anticipated expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual underlying tax rates, our long-term goals, future legal settlements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008 and incorporated by reference herein. Other 2008 financial instrument transactions include:

Commodity Price Risk: At March 31, 2008, we held natural gas swaps, including the gas swaps for the Fortier plant, with a favorable fair value of $2.0, which will be reclassified into Manufacturing Cost of Sales through October 2008 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.0 in the value of the swaps.

Interest Rate Risk: At March 31, 2008, our outstanding borrowings consisted of $42.6 of short-term borrowings and $758.1 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $758.1 and $757.6, respectively, and a fair value, based on dealer quoted values, of approximately $751.6.


Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2008, interest expense would increase/decrease by approximately $0.2 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2008, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $124.6. The unfavorable fair value of currency contracts, based on forward exchange rates at March 31, 2008, was approximately $(0.1). Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2008 would decrease by approximately $3.7. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany receivables we have with one of our subsidiaries. At March 31, 2008, the unfavorable fair values of the five and ten year swaps were $57.7 and $49.5, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $66.5 on the combined settlement value of the cross-currency swaps.

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At March 31, 2008, we had no designated forward contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

There were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 13 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K..

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the three months ended March 31, 2008, we repurchased common stock for $5.4 under our stock buyback program. Approximately $86 remained authorized under the buyback program as of March 31, 2008. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

                                                      Total Number of     Approximate Dollar
                                                     Shares Purchased      Value of Shares
                 Total Number of    Average Price       as Part of         That May Yet Be
    Period            Shares          Per Share     Publicly Announced        Purchased
                     Purchased                           Program          Under the Program
-----------------------------------------------------------------------------------------
March 1, 2008 -
March 31, 2008        100,900          $53.62            100,900               $86.0
-----------------------------------------------------------------------------------------

 Item 6.    EXHIBITS

      (a).  Exhibits
            --------

See Exhibit Index on page 30 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CYTEC INDUSTRIES INC.



                                             By: /s/ David M. Drillock
                                             -----------------------------------
                                                  David M. Drillock
                                                  Vice President and
                                                    Chief Financial Officer


May 1, 2008

 Exhibit Index

10.2(a) 1993 Stock Award and Incentive Plan, as amended through April 17, 2008 (incorporated by reference to Exhibit A to Cytec's proxy statement dated March 11, 2008 as filed on Schedule 14A).

10.2(d)(viii)  Form of Restricted Stock Award letter used for grants to directors from May 2007.

10.2(r)        Restricted Stock Award agreement between the Registrant and M. R.
               Charles dated April 9, 2008.

10.2(t) Employment agreement between the Registrant and M.R. Charles dated March 14, 2008.

12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2008 and 2007.

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