Form 10-Q
period 2008-06-30
CYTEC INDUSTRIES INC/DE/
filed 2008-07-31
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008


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

Large accelerated filer |X|     Accelerated filer |_|   Non-accelerated filer |_|       Small reporting company |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There were 47,573,240 shares of common stock outstanding at July 23, 2008.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                                                                          Page
Part I - Financial Information

               Item 1.      Consolidated Financial Statements                                                               3
                            Consolidated Statements of Income                                                               3
                            Consolidated Balance Sheets                                                                     4
                            Consolidated Statements of Cash Flows                                                           5
                            Notes to Consolidated Financial Statements                                                      6
               Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations          20
               Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                     28
               Item 4.      Controls and Procedures                                                                        29

Part II - Other Information

               Item 1.      Legal Proceedings                                                                              30
               Item 1A.     Risk Factors                                                                                   30
               Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity        30
                            Securities
               Item 4.      Submission of Matters to a Vote of Security Holders
               Item 6.      Exhibits                                                                                       32

Signature                                                                                                                  33
Exhibit Index                                                                                                              34

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS



                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)


                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                       2008              2007            2008             2007

---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $ 1,005.8         $ 864.0        $ 1,978.8        $ 1,727.5
Manufacturing cost of sales                                              796.2           662.8          1,568.8          1,361.7
Selling and technical services                                            60.1            53.1            118.7            103.0
Research and process development                                          21.7            19.2             43.4             37.6
Administrative and general                                                29.8            28.9             58.8             55.2
Amortization of acquisition intangibles                                   10.3             9.7             20.4             18.9
Gain on sale of assets held for sale                                         -               -                -             15.7
---------------------------------------------------------------------------------------------------------------------------------
Earnings from operations                                                  87.7            90.3            168.7            166.8
Other income (expense), net                                                3.4             0.1              3.1              1.5
Equity in earnings of associated companies                                 0.5             0.1              1.0              0.4
Interest expense, net                                                      9.3            11.4             19.1             21.6
---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                              82.3            79.1            153.7            147.1
Income tax provision                                                      25.8            24.3             48.0             40.6
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                         $    56.5         $  54.8         $  105.7        $   106.5
---------------------------------------------------------------------------------------------------------------------------------
Basic net earnings per common share                                  $    1.18         $  1.14         $   2.20        $    2.22
Diluted net earnings per common share                                $    1.16         $  1.11         $   2.17        $    2.17
Dividends per common share                                           $   0.125         $  0.10         $   0.25        $    0.20
---------------------------------------------------------------------------------------------------------------------------------


       See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                                     ------------------------------------
                                                                                           June 30,       December 31,
                                                                                           2008                2007
-------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                 $    39.9         $    76.8
  Trade accounts receivable, less allowance for doubtful accounts of
     $4.3 and $4.5 at June 30, 2008 and December 31, 2007, respectively                         673.6             584.4
  Other accounts receivable                                                                      81.3              72.1
  Inventories                                                                                   586.4             520.0
  Deferred income taxes                                                                           6.7               7.1
  Other current assets                                                                           25.2              15.7
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          1,413.1           1,276.1
-------------------------------------------------------------------------------------------------------------------------

Investment in associated companies                                                               24.2              23.8

Plants, equipment and facilities                                                              2,110.1           2,022.6
     Less: accumulated depreciation                                                          (1,024.3)           (972.6)
-------------------------------------------------------------------------------------------------------------------------
       Net plant investment                                                                   1,085.8           1,050.0
-------------------------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
     $166.2 and $139.3 at June 30, 2008 and December 31, 2007, respectively                     488.1             484.5
Goodwill                                                                                      1,145.2           1,104.8
Deferred income taxes                                                                             1.0               0.4
Other assets                                                                                    128.0             122.1
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $4,285.4          $4,061.7
=========================================================================================================================

Liabilities
Current liabilities
  Accounts payable                                                                          $   369.1         $   316.5
  Short-term borrowings                                                                          35.0              42.0
  Current maturities of long-term debt                                                            1.6             101.4
  Accrued expenses                                                                              192.2             204.4
  Income taxes payable                                                                            7.9               7.4
  Deferred income taxes                                                                          22.6              15.2
-------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                  628.4             686.9
-------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                  786.4             705.3
Pension and other postretirement benefit liabilities                                            268.9             271.4
Other noncurrent liabilities                                                                    382.8             349.2
Deferred income taxes                                                                           141.7             134.9

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
   issued 48,132,640 shares                                                                       0.5               0.5
Additional paid-in capital                                                                      434.5             438.0
Retained earnings                                                                             1,450.2           1,356.6
Accumulated other comprehensive income                                                          229.6             157.5
Treasury stock, at cost,  617,118 shares in 2008 and 596,911 shares in 2007                     (37.6)            (38.6)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                    2,077.2           1,914.0
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $4,285.4          $4,061.7
=========================================================================================================================


See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                                      -----------------------------
                                                                                            Six Months Ended
                                                                                                June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                            2008          2007
-------------------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings                                                                             $105.7         $ 106.5
Noncash items included in net earnings:
  Depreciation                                                                             56.5            49.3
  Amortization                                                                             23.6            23.2
  Share-based compensation                                                                  5.4             6.8
  Deferred income taxes                                                                    13.0            15.7
  Gain on sale of assets held for sale                                                        -           (15.7)
  Other                                                                                     1.4             2.9
Changes in operating assets and liabilities:
  Trade accounts receivable                                                               (70.6)          (57.6)
  Other receivables                                                                        (7.0)           18.1
  Inventories                                                                             (48.9)           (7.0)
  Other assets                                                                             (7.9)          (12.2)
  Accounts payable                                                                         41.3             1.9
  Accrued expenses                                                                        (17.5)          (20.3)
  Income taxes payable                                                                      1.5            (9.2)
  Other liabilities                                                                       (14.5)          (11.5)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  82.0            90.9
-------------------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by investing activities
  Additions to plants, equipment and facilities                                           (69.9)          (39.4)
  Net proceeds (paid)/received on sale of assets                                           (4.7)           27.1
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                     (74.6)          (12.3)
-------------------------------------------------------------------------------------------------------------------
Cash flows provided by (used in)  financing activities
  Proceeds from long-term debt                                                            128.1           194.1
  Payments on long-term debt                                                             (147.1)         (254.9)
  Change in short-term borrowings, net                                                     (7.6)           (0.2)
  Cash dividends                                                                          (11.9)           (9.6)
  Proceeds from the exercise of stock options                                               8.5            19.0
  Purchase of treasury stock                                                              (19.5)          (25.1)
  Excess tax benefits from share-based payment arrangements                                 2.4             4.0
  Other                                                                                     0.1            (0.3)
-------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                     (47.0)          (73.0)
-------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                2.7             1.6
-------------------------------------------------------------------------------------------------------------------
(Decrease)/increase in cash and cash equivalents                                          (36.9)            7.2
Cash and cash equivalents, beginning of period                                             76.8            23.6
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                 $ 39.9           $30.8
===================================================================================================================


See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The tax benefit/(cost) related to unrealized gains/(losses) on our cross currency swaps included in accumulated other comprehensive income and deferred tax liabilities has been revised for all periods. See Note 10 of these Consolidated Financial Statements for additional details on the revision. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2007 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company", "Cytec", "we", "us" and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, "Earnings per Share." The FSP requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and earlier application is not permitted. We expect the effect of the adoption of FSP EITF No. 03-6-1 to be immaterial to our consolidated financial statements and earnings per share.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. SFAS 161 does not change the accounting for derivative instruments.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. As of June 30, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are long-lived assets, goodwill, acquisition intangibles, and asset retirement obligations for which we will provide the required disclosures upon adoption of the remainder of SFAS 157. See Note 15 of the Consolidated Financial Statements for additional details on the impact of adoption of SFAS 157.

3. DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, research and development and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which continues to be operated by our personnel under a long-term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long-term supply agreements. In addition, under various long-term manufacturing agreements, we manufacture certain water treatment products for Kemira at several of our sites and Kemira manufactures certain mining chemicals for us at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated market value. Sales of certain assets at subsidiaries in Asia/Pacific and Latin America were settled in the third and fourth quarters of 2007 and the transfer of our subsidiary in Venezuela was completed in the fourth quarter of 2007 as the last phase of the transaction.

The timing of the flow of funds was as follows: $208.0 ($206.6 net of associated transaction costs) was received in October 2006 for the first closing, and $21.2 was received for the second closing in January 2007. We also received $5.9 in February 2007 for a working capital adjustment from the first phase closing per the terms of the contract. During the third quarter of 2007, we received $3.1 from completed transfers of the assets at various subsidiaries in Asia/Pacific and Latin America, and $8.5 was received in the fourth quarter of 2007 in settlement of the final working capital transfers in Asia/Pacific and Latin America and for the sale of our subsidiary in Venezuela.

At the time of the sale of the manufacturing facilities included in this transaction, Kemira agreed to assume certain environmental liabilities related to those sites and we agreed to compensate Kemira for the estimated costs of required remedial actions identified in a subsequent site evaluation or to undertake such actions on behalf of Kemira. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in the first quarter of 2008. As a result of these negotiations, in the first quarter of 2008 we paid Kemira approximately $1.9 in exchange for their agreement to assume the environmental liabilities related to one of the transferred sites. A final payment to Kemira for $2.8 was made in the second quarter of 2008 in accordance with their agreement to assume environmental liabilities related to the last of the transferred sites (see Note 9 of the Consolidated Financial Statements). After adjusting for these environmental settlements, final net proceeds related to this transaction were $242.0 ($240.6 net of associated transaction costs).

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

4. RESTRUCTURING OF OPERATIONS

In accordance with our policy for segment reporting, restructuring costs are included in our corporate and unallocated operating results consistent with management's view of its businesses.

For the three and six months ended June 30, 2008, we recorded net restructuring charges of $1.6 and $5.1, respectively, primarily related to the 2008 and 2007 restructuring initiatives as described below.

During the first quarter of 2008, we decided to restructure several areas within Specialty Chemicals resulting in the elimination of 13 positions. The restructuring charge of $1.6 for the six months ended June 30, 2008 primarily relates to severance and was charged to expense as follows: selling and technical services of $0.8, administrative and general of $0.3, and research and process development of $0.5.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits earned through 2007 by the 63 employees who were retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. For the three and six months ended June 30, 2008, we recorded additional restructuring charges of $1.5 and $2.9 to manufacturing cost of sales for severance and other benefits earned. The remaining reserve relating to this restructuring initiative is expected to be paid by early 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. For the three and six months ended June 30, 2008, we recorded additional restructuring charges of $0.1 and $0.3 to manufacturing cost of sales for severance and other benefits earned. A final restructuring charge of $0.1 is expected to be recorded over the remainder of 2008, primarily related to the remainder of the severance and other benefits which will be accrued as they are earned. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. The remaining reserve relating to this restructuring initiative is expected to be paid by early 2009.

Asset retirements resulting from the Willow Island and Wallingford projects are being recorded as production ceases, and are charged to the composite depreciation reserve in accordance with our accounting policy.

We also incurred additional net restructuring charges of $0.2 and $0.5 to manufacturing cost of sales for the three and six months ended June 30, 2008, respectively, for severance and facility closing costs relating to a restructuring initiative announced in 2006 at the manufacturing operation in Dijon, France. In addition, during the second quarter 2008, we recorded a benefit of $0.2 for the 2006 Corporate restructuring initiative as it was deemed that all payments have been completed.

A summary of the restructuring activity is outlined in the table below:

                                    2005                 2006                 2007               2008
                               Restructuring        Restructuring         Restructuring      Restructuring
                                Initiatives          Initiatives           Initiatives       Initiatives          Total
---------------------------------------------------------------------------------------------------------------------------
Balance
   December 31, 2006                 $1.4                   $13.5                $ -                 $ -             $14.9
---------------------------------------------------------------------------------------------------------------------------
2007 charges                         (0.2)    (1)             2.4                4.0                   -               6.2
---------------------------------------------------------------------------------------------------------------------------
Non-cash items                          -                    (0.3)  (2)            -                   -              (0.3)
---------------------------------------------------------------------------------------------------------------------------
Cash payments                        (1.0)                  (11.5)              (0.6)                  -             (13.1)
---------------------------------------------------------------------------------------------------------------------------
Currency translation
   adjustments                        0.1                     0.7                  -                   -               0.8
---------------------------------------------------------------------------------------------------------------------------
Balance
   December 31, 2007                 $0.3                    $4.8               $3.4                 $ -              $8.5
---------------------------------------------------------------------------------------------------------------------------
1st Quarter charges                     -                     0.3   (3)          1.6                 1.6               3.5
---------------------------------------------------------------------------------------------------------------------------
Non-cash items                          -                       -                  -                   -                 -
---------------------------------------------------------------------------------------------------------------------------
Cash payments                           -                    (1.2)              (0.6)               (0.9)             (2.7)
---------------------------------------------------------------------------------------------------------------------------
Currency translation
adjustments                             -                     0.4                  -                   -               0.4
---------------------------------------------------------------------------------------------------------------------------
Balance
   March 31, 2008                    $0.3                    $4.3               $4.4                $0.7              $9.7
---------------------------------------------------------------------------------------------------------------------------
2nd Quarter charges                     -                       -   (4)          1.6                   -               1.6
---------------------------------------------------------------------------------------------------------------------------
Non-cash items                          -                       -                  -                   -                 -
---------------------------------------------------------------------------------------------------------------------------
Cash payments                           -                    (0.8)              (2.0)               (0.2)             (3.0)
---------------------------------------------------------------------------------------------------------------------------
Currency translation
adjustments                             -                    (0.2)                 -                   -              (0.2)
---------------------------------------------------------------------------------------------------------------------------
Balance
   June 30, 2008                     $0.3                    $3.3               $4.0                $0.5              $8.1
---------------------------------------------------------------------------------------------------------------------------

(1) Represents a reduction in estimated severance and other costs.
(2) Represents asset impairment charge at the Indian Orchard facility.
(3) Represents a charge for severance relating to a restructuring initiative for the manufacturing operation in Dijon, France.
(4) Includes a $0.6 charge related to facility closing costs offset by $0.4 benefit related to a reversal of excess severance accrual relating to the Dijon, France facility and a benefit of $0.2 for the Corporate restructuring initiative for which all payments have been completed.

5. SHARE-BASED COMPENSATION

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The assumptions for the six months ended June 30, 2008 and 2007 are noted in the following table:

        ----------------------------------------------------------------------------------

                                                               2008                2007
        ----------------------------------------------------------------------------------
        Expected life (years)                                       6.6              6.2
        Expected volatility                                        31.0%            27.2%
        Expected dividend yield                                    0.76%            0.69%
        Range of risk-free interest rate                     2.1% - 3.7%      4.8% - 5.2%
        Weighted-average fair value per option                   $17.65           $19.50
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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan, as amended (the "1993 Plan") provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2008, there are approximately 7,300,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2008 is presented below.

--------------------------------------------------------------------------------------------------
                                                         Weighted      Weighted
                                                         Average        Average
                                                         Exercise      Remaining      Aggregate
    Options and Stock-Settled SARS        Number of       Price       Contractual     Intrinsic
               Activity:                    Units        Per Unit    Life (Years)       Value
--------------------------------------------------------------------------------------------------
         Outstanding at January 1, 2008    3,600,932         $38.35

                                Granted      556,652          52.62

                              Exercised     (315,806)         32.54

                              Forfeited      (48,727)         50.53
--------------------------------------------------------------------------------------------------
           Outstanding at June 30, 2008    3,793,051         $40.78        5.8          $54.2
--------------------------------------------------------------------------------------------------
           Exercisable at June 30, 2008    2,715,981         $35.56        4.6          $52.2
--------------------------------------------------------------------------------------------------

        --------------------------------------------------------------------
                                                                 Weighted
                                                                 Average
          Nonvested Options and Stock-Settled     Number of     Grant Date
                         SARS:                      Units       Fair Value
        --------------------------------------------------------------------
           Nonvested at January 1, 2008           1,048,662          $19.09

                                Granted             556,652           17.65

                                 Vested            (497,726)          18.77

                              Forfeited             (30,518)          18.71
        --------------------------------------------------------------------
             Nonvested at June 30, 2008           1,077,070          $18.47
        --------------------------------------------------------------------


During the six months ended June 30, 2008, we granted 556,652 shares of stock-settled SARS and stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the six months ended June 30, 2008 and 2007 was $17.65 and $19.50 per share, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2008 and 2007 was $8.0 and $11.8, respectively. Treasury shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the six months ended June 30, 2008 and 2007 was $9.3 and $9.7, respectively.

As of June 30, 2008, there was $11.1 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.7 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of June 30, 2008 and December 31, 2007 was approximately $0.4 and $0.3, respectively.

Cash received (for stock options only) and the tax benefit realized from stock options and stock-settled SARS exercised were $8.5 and $2.9 for the six months ended June 30, 2008 and $19.0 and $4.3 for the six months ended June 30, 2007, respectively. Cash used to settle cash-settled SARS was $0.1 and $0.5 for the six months ended June 30, 2008 and 2007, respectively. The liability related to our cash-settled SARS was $3.9 at June 30, 2008 and $4.3 at December 31, 2007.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. During the six months ended June 30, 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which relate to the 2010 performance period. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended June 30, 2008 and 2007 was $0.4 and $0.1, respectively, and for six months ended June 30, 2008 and 2007 was $0.7 and $0.2, respectively.

As of June 30, 2008 and December 31, 2007, our additional paid-in capital pool ("APIC Pool") was $66.1 and $63.7, respectively.

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

The following shows the reconciliation of weighted-average shares:

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                -----------------------------------------------------------------------
                                                      2008                2007           2008               2007
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:                   47,972,434         48,178,286     47,978,399         48,071,408
Effect of dilutive shares:
    Options and stock-settled SARS                        838,808          1,034,911        813,729          1,052,869
    Restricted Stock                                       13,107             23,864          9,980             22,824
-----------------------------------------------------------------------------------------------------------------------
Adjusted average shares outstanding                    48,824,349         49,237,061     48,802,108         49,147,101
=======================================================================================================================


Outstanding stock options to purchase 76,760 and 35,068 shares of common stock as of June 30, 2008 and 2007, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 1,002,634 and 543,776 of outstanding stock-settled SARS as of June 30, 2008 and 2007, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

7. INVENTORIES

Inventories consisted of the following:

        ========================================================================
                                             June 30,            December 31,
                                               2008                  2007
        ------------------------------------------------------------------------
        Finished goods                             $402.6                $362.1
        Work in process                              47.0                  35.4
        Raw materials and  supplies                 136.8                 122.5
        ------------------------------------------------------------------------
        Total inventories                          $586.4                $520.0
        ------------------------------------------------------------------------

8. DEBT

Long-term debt, including the current portion, consisted of the following:

 ======================================================================================================================
                                                                      June 30, 2008             December 31, 2007
 ----------------------------------------------------------------------------------------------------------------------
                                                                              Carrying                     Carrying
                                                                   Face         Value          Face          Value
 ----------------------------------------------------------------------------------------------------------------------
 Five-year revolving credit due June 2012                            $81.0          $81.0             -              -
 6.75% Notes Due March 15, 2008                                          -              -         100.0           99.9
 5.5% Notes Due October 1, 2010                                      250.0          249.8         250.0          249.8
 4.6% Notes Due July 1, 2013                                         200.0          201.1         200.0          201.2
 6.0% Notes Due October 1, 2015                                      250.0          249.5         250.0          249.5
 Other                                                                 6.6            6.6           6.3            6.3
 ----------------------------------------------------------------------------------------------------------------------
                                                                    $787.6         $788.0       $ 806.3        $ 806.7
 Less:  Current maturities                                            (1.6)          (1.6)       (101.5)        (101.4)
 ----------------------------------------------------------------------------------------------------------------------
 Long-term Debt                                                     $786.0         $786.4       $ 704.8        $ 705.3
 ======================================================================================================================

In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $81.0 at June 30, 2008 and none at December 31, 2007. This facility contains covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt outstanding as of June 30, 2008 and 2007 was 4.98% and 4.99%, respectively. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2008 and 2007 was 3.51% and 4.69%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2008 and December 31, 2007, the aggregate environmental related accruals were $105.2 and $109.7, respectively. As of June 30, 2008 and December 31, 2007, $7.4 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2008 and 2007 was $1.4 and $1.3, respectively, and for the six months ended June 30, 2008 and 2007 was $2.3 and $2.1, respectively.

As discussed in note 3, we divested our water treatment and acrylamide product lines to Kemira in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in first quarter 2008 and we adjusted our reserves accordingly. We also adjusted our reserves for certain other sites based on new information or changes in remedial plans during the first and second quarters of 2008. Overall, our adjustments resulted in a net increase of $0.8 and a net reduction of $0.4 in our environmental accruals for the three and six months ended June 30, 2008, respectively.

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

As of June 30, 2008 and December 31, 2007, the aggregate self-insured and insured contingent liability was $70.7 and $70.1, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $37.2 at June 30, 2008 and $37.6 at December 31, 2007. The asbestos liability included in the above amounts at June 30, 2008 and December 31, 2007 was $53.8 and $53.9, respectively, and the insurance receivable related to the liability as well as claims for past payments was $35.4 at June 30, 2008 and $35.6 at December 31, 2007. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

    -------------------------------------------------------------------------------------------------------------------
                                                                                   Six
                                                                               Months Ended             Year Ended
                                                                                 June 30,              December 31,
                                                                                   2008                    2007
                                                                          -----------------------    ------------------
    Number of claimants at beginning of period                                     8,200                   8,600
    Number of claimants associated with claims closed during period                (100)                    (700)
    Number of claimants associated with claims opened during period                 100                      300
                                                                          -----------------------    ------------------
    Number of claimants at end of period                                           8,200                   8,200
    ===================================================================================================================

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

At June 30, 2008, we were among several defendants in approximately 10 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead-based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. We have not recorded a loss contingency for these cases.

In July 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 5 similar cases in Wisconsin as of June 30, 2008, which are currently stayed, and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court's dismissal of the plaintiff's strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 5 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and accordingly no loss contingency has been recorded. In March 2008, the Wisconsin Supreme Court granted plaintiff's petition for certiorari in this case.

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

We commenced binding arbitration proceedings against SNF SA ("SNF") in 2000 to resolve a commercial dispute relating to SNF's failure to purchase agreed amounts of acrylamide under a long-term agreement. In July 2004, the arbitrators awarded us damages and interest aggregating approximately (euro)11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected (euro)12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006 and recognized the gain in other income in the 2006 consolidated statement of income. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for (euro)54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We have appealed that decision to the Belgium Court of Appeals, which will review the matter on a de novo basis. The Belgium decision does not affect the enforceability of the award in France, which was subsequently upheld by the Court de Cassation, the highest court in France, in April 2008.

In May 2008, we notified our customers who purchased certain composites from us that, although the composites met delivery specifications, certain lots of these composites were made with an internally supplied raw material that may not have met the underlying specifications for that raw material. We also notified our customers who purchased the raw material. We are engaged in additional testing to determine which lots of raw material, if any, were out of specification and if there is an adverse impact on performance of the products that contain the suspect raw material. While preliminary results of the additional testing have been positive, complete results will not be available for some time. We have no basis on which to estimate any potential liability or range of liability to our customers, and accordingly, we have not recorded a loss contingency for this matter.

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

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2008 and 2007 are as follows:

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                                  2008            2007           2008            2007
----------------------------------------------------------------------------------------------------------------------------

Net earnings                                                     $ 56.5        $ 54.8         $ 105.7         $ 106.5
Other comprehensive income (loss):
     Accumulated pension liability, net of tax (1)                    -           2.2             0.1            17.9
     Unrealized gains/(losses) on cash flow hedges, net of tax      4.2          (0.7)           11.4             7.4
     Foreign currency translation adjustments                      (6.5)         15.2            60.6            13.7 (2)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $ 54.2        $ 71.5         $ 177.8         $ 145.5
============================================================================================================================

     (1) 2007 includes amortization, impacts of a curtailment and remeasurement related to certain U.S. plans, and a settlement in the Netherlands related to the sale of the water treatment and acrylamide product lines. For further details see Note 16 to the Consolidated Financial Statements.
     (2) 2007 includes the impact of recognizing $13.8 in net earnings as a component of the gain on the sale of the water treatment and acrylamide product lines.

Other comprehensive income related to the change in fair value of our cross currency swaps as of December 31, 2007 had previously been reported on a pre-tax basis of $40.1 in accumulated other comprehensive income on our consolidated balance sheet in our previously filed consolidated financial statements. This has been revised to reflect related tax effects of $15.9 with a corresponding increase in deferred tax liabilities for the same amount. The tax benefit/(cost) related to unrealized gains/(losses) on our cross currency swaps included in accumulated other comprehensive income in prior periods has been revised accordingly. This revision of prior year financial statements was immaterial and it had no impact on reported net earnings, EPS, or cash flow from operating activities.

11. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2008 was a tax provision of 31.4% ($25.8) and 31.2% ($48.0), respectively, compared to a tax provision of 30.7% ($24.3) and 27.6% ($40.6) for the three and six months ended June 30, 2007. The 2008 effective tax rate for the quarter and year-to-date period was unfavorably impacted by a shift in our earnings to higher tax jurisdictions and expiration of the U.S. R&D tax credit effective December 31, 2007. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa, Texas facility. Excluding the accelerated depreciation charge discussed above, the underlying estimated annual tax rate for the six months ended June 30, 2008 was 31.0% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 31.5% including such interest.

The 2007 effective rate for the quarter and year-to-date period was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives.

In January 2008, the Norwegian Supreme Court ("NSC") denied our request to reconsider a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($16.6). After giving effect for payments previously remitted with respect to this issue, we have a remaining tax liability of Norwegian krone 18.4 ($3.6) of which approximately 7.0 Norwegian krone ($1.4) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns.

As previously discussed, we adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.3 decrease in the liability for unrecognized tax benefits. This decrease in liability resulted in an increase to the January 1, 2007 retained earnings balance in the amount of $0.3. In addition, as of January 1, 2007, we reclassified $19.3 of unrecognized tax benefits from current taxes payable to non-current taxes payable, which is included in other non-current liabilities on the consolidated balance sheet.

The amount of unrecognized tax benefits at December 31, 2007 was $42.4 (gross) of which $23.9 would impact our effective tax rate, if recognized. As of June 30, 2008, the amount of unrecognized tax benefits is $42.1 (gross) of which $21.6 would impact our effective tax rate, if recognized. During the first six months of 2008, our unrecognized tax benefits were reduced by approximately $4.2 as result of the aforementioned Norway decision, and increased by approximately $3.9 due to current year tax accruals and the impact of foreign exchange.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of December 31, 2007, we had recorded a liability for the payment of interest and penalties, (gross), of approximately $6.3 which increased an additional $1.5 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest and penalties of $7.8 as of June 30, 2008.

12. OTHER FINANCIAL INFORMATION

On April 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, paid on May 26, 2008 to shareholders of record as of May 9, 2008. Cash dividends paid in the second quarter of 2008 and 2007 were $6.0 and $4.8, respectively, and for the six months ended June 30, 2008 and 2007 were $11.9 and $9.6, respectively. On July 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2008 to shareholders of record as of August 11, 2008.

Income taxes paid for the six months ended June 30, 2008 and 2007 were $35.7 and $30.9, respectively. Interest paid for the six months ended June 30, 2008 and 2007 was $23.1 and $22.6, respectively. Interest income for the six months ended June 30, 2008 and 2007 was $1.1 and $0.6, respectively.

13. SEGMENT INFORMATION

Summarized segment information for our four segments for the three and six months ended June 30 is as follows:

                                               Three Months Ended                                   Six Months Ended
                                                    June 30,                                            June 30,
                                       ------------------------------------                -----------------------------------
                                           2008                    2007                         2008                 2007
                                       --------------         -------------                -------------         -------------

Net sales

Cytec Surface Specialties              $        473.4         $       419.6                $       922.7           $     824.1
Cytec Performance Chemicals
     Sales to external customers                201.6                 184.8                        384.1                 363.8
     Intersegment sales                           0.5                   1.9                          0.8                   3.7
Cytec Engineered Materials                      192.9                 166.6                        393.3                 330.1
Building Block Chemicals
     Sales to external customers               137.9                  93.0                         278.7                 209.5
     Intersegment sales                          6.6                   7.3                          12.3                  16.7
                                           ----------             ---------                    ---------             ---------
Net sales from segments                      1,012.9                 873.2                       1,991.9               1,747.9
Elimination of intersegment revenue             (7.1)                 (9.2)                        (13.1)                (20.4)
                                           ----------             ---------                    ---------             ---------

Net sales                               $    1,005.8            $    864.0                 $     1,978.8           $   1,727.5
==============================================================================================================================


                                              % of                  % of                          % of                  % of
                                              sales                 sales                         sales                  sales
                                             -------               -------                       -------               --------
Earnings (loss) from operations

Cytec Surface Specialties (1)     $   22.2      5%    $     32.8           8%       $     42.3       5%   $     48.5        6%

Cytec Performance Chemicals           20.5      10%         23.7      13%                 34.6       9%         36.6       10%
Cytec Engineered Materials            41.8      22%         34.8      21%                 86.4      22%         67.4       20%
Building Block Chemicals               6.5       5%          4.6       5%                 12.4       4%          7.2        3%
                                     -------             ---------                     ---------             ---------

Earnings from segments                91.0       9%         95.9      11%                175.7       9%        159.7        9%

Corporate and Unallocated (2)         (3.3)                 (5.6)                         (7.0)                  7.1
                                     -------             ---------                     ---------             ---------

Earnings from operations          $   87.7       9%   $     90.3      10%           $    168.7       9%   $    166.8       10%
==============================================================================================================================

(1) 2008 includes pre-tax charges of $1.4 and $2.8 for the three and six months ended June 30, 2008, respectively, for incremental accelerated depreciation in relation to our Radcure manufacturing assets at our leased facility in Pampa, Texas.
(2) For the three and six months ended June 30, 2008, Corporate and Unallocated includes pre-tax charges of $1.6 and $5.0, respectively, for additional restructuring costs primarily associated with manufacturing operations in West Virginia, Connecticut, France, and various organizational restructuring initiatives across the Specialty Chemical segments. In the second quarter of 2007 Corporate and Unallocated includes a net restructuring charge of $1.8 for costs related primarily to the shutdown of a manufacturing facility in France. In the first six months of 2007 Corporate and Unallocated includes a net restructuring charge of $2.6 million primarily related to the shutdown of a manufacturing facility in France and a $15.7 million gain as a result of completing the second phase of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

                               Cytec
                            Performance    Cytec Surface   Cytec Engineered
                              Chemicals      Specialties       Materials      Corporate         Total
----------------------------------------------------------------------------------------------------------
Balance, December 31, 2007 $         93.3 $          769.7 $         241.1 $           0.7 $       1,104.8
Currency exchange                     2.1             38.5            (0.2)              -            40.4
----------------------------------------------------------------------------------------------------------
Balance, June 30, 2008     $         95.4 $          808.2 $         240.9 $           0.7 $       1,145.2
==========================================================================================================

Other acquisition intangibles consisted of the following major classes:

                     Weighted     Gross carrying value      Accumulated amortization       Net carrying value
                     average    ----------------------------------------------------------------------------------
                   useful life    June 30,   December 31,    June 30,     December 31,    June 30,   December 31,
                      (years)       2008          2007         2008           2007          2008         2007
------------------------------------------------------------------------------------------------------------------
Technology-based           15.1 $       58.8 $        57.2 $      (27.8) $       (25.1) $       31.0 $        32.1
Marketing-related         < 2.0          2.3           2.1         (2.3)          (2.1)            -             -
Marketing-related          15.5         68.0          65.7        (20.5)         (17.7)         47.5          48.0
Marketing-related          40.0         52.4          48.9         (2.6)          (1.8)         49.8          47.1
Customer-related           15.0        472.8         449.9       (113.0)         (92.6)        359.8         357.3
------------------------------------------------------------------------------------------------------------------
Total                           $      654.3 $       623.8 $     (166.2) $      (139.3) $      488.1 $       484.5
==================================================================================================================



Amortization of acquisition intangibles for the three months ended June 30, 2008 and 2007 was $10.3 and $9.7, respectively, and for the six months ended June 30, 2008 and 2007 was $20.4 and $18.9, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal years 2008 and 2009 is $40.8, for the years 2010 and 2011 is $40.6, and for the years 2012 and 2013 is $40.5 and $39.8, respectively.

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2008, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $99.8. Of this total, $80.4 was attributed to the net exposure in forward selling of U.S. dollars. The remaining $19.4 was the net exposure in forward selling of Euros, translated into U. S. dollar equivalent amounts. The net favorable fair values of currency contracts, based on forward exchange rates at June 30, 2008 and December 31, 2007 were zero and $1.3, respectively.

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (Euro loans) held by U.S. entities. The loan amounts are (euro)207.9 and (euro) 207.9 due October 1, 2010 and October 1, 2015, respectively. Because the Euro loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to the U.S. dollar ("USD"). We hedged this foreign exchange exposure by entering into cross currency swaps with notional amounts of (euro)207.9 ($250.0) that settle on October 1, 2010 and October 1, 2015, respectively. At the initial principal exchange, we paid $500.0 and received (euro) 415.8 from counterparties. At the final exchanges we will pay (euro) 207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. Each period we record the change in the swaps' fair value, net of income taxes to accumulated other comprehensive income. We reclassify an amount out of accumulated other comprehensive income to the income statement equal to the foreign currency gain or loss on the remeasurement to USD of the Euro loans which offsets the foreign currency gain or loss. We also accrue for the periodic net swap payments each period in the income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At June 30, 2008, the unfavorable fair values of the five and ten year swaps were $58.3 and $44.8, respectively, and at December 31, 2007, the unfavorable fair values of the five and ten year swaps were $39.8 and $31.4, respectively. As long as the Euro loans remain outstanding, we will reclassify amounts out of accumulated other comprehensive income to the income statement to offset the amount of foreign exchange gain or loss on the remeasurement of the Euro loans recorded each period. The amount of such reclassification will depend on changes in the USD/Euro exchange rate occurring during the period. There were no amounts reclassified out of accumulated other comprehensive income during the six months ended June 30, 2008 and during the fiscal year 2007 relating to discontinuance of this hedging relationship.

Commodity Hedging Activities

At June 30, 2008, we held natural gas swaps with a favorable fair value of $4.1, which will be reclassified into Manufacturing Cost of Sales through July 2009 as the hedged natural gas purchases affect earnings.

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

All of our derivatives are valued based on level 2 inputs. Our gas swaps and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives is outlined in the table below:

                              June 30,     Significant Other
                               2008       Observable Inputs
        Description            Total           (Level 2)
--------------------------------------------------------------
        Currency forwards       $0.0               $0.0

      Cross currency swap     (103.1)            (103.1)

         Natural gas swap        4.1                4.1
--------------------------------------------------------------

                    Total     $(99.0)             $(99.0)
--------------------------------------------------------------

As of June 30, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. For more information regarding our hedging activities and derivative financial instruments, refer to Note 8 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.


16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                                    Pension Plans                       Postretirement Plans
                                           ---------------------------------        -----------------------------

                                                                Three Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                   2008               2007                2008             2007
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        2.7       $        5.0       $         0.3      $       0.3
       Interest cost                               11.9               11.0                 3.1              3.6
       Expected return on plan assets             (12.1)             (11.0)               (1.0)            (1.2)
       Net amortization and deferral                2.5                3.9                (2.6)            (2.6)
                                              -----------        -----------        ------------       ----------
       Net periodic cost                   $        5.0       $        8.9       $        (0.2)     $       0.1
       ----------------------------------------------------------------------------------------------------------


                                                                 Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                   2008               2007                2008             2007
       ----------------------------------------------------------------------------------------------------------
       Service cost                        $        5.3       $       10.1       $         0.6      $       0.6
       Interest cost                               23.6               22.4                 6.1              7.2
       Expected return on plan assets             (24.1)             (21.8)               (2.0)            (2.4)
       Net amortization and deferral                5.1                7.9                (5.2)            (5.2)
       Curtailments/settlements (1)                   -                3.3                   -                -
                                              -----------     --------------    ----------------    -------------
       Net periodic cost                  $         9.9       $       21.9       $        (0.5)     $       0.2
       ==========================================================================================================

       (1) Primarily represents a settlement charge related to the transfer of plan assets and liabilities in the Netherlands related to the sale of the water treatment and acrylamide product lines, which was charged against the gain on sale.

We disclosed in our 2007 Annual Report on Form 10-K that we expected to contribute $32.6 and $16.6, respectively, to our pension and postretirement plans in 2008. Through June 30, 2008, $8.7 and $7.0 in contributions were made, respectively.

In March 2007, we announced a change to our U.S. salaried pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was estimated and recorded in the first quarter 2007, and adjusted later in the year, resulting in a decrease in our pension liabilities of $12.2, with a corresponding increase in accumulated other comprehensive income ("AOCI") of $7.5 and an adjustment to deferred taxes of $4.7. The curtailment had an immaterial effect on our 2007 consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158") and accordingly, the liabilities and assets for the affected plans were remeasured as of March 31, 2007. The remeasurement resulted in a further decrease to pension liabilities of approximately $6.1, with a corresponding increase of $3.7 in AOCI, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31,
2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007. Finally, in September 2007, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2007. As a result, we recorded an increase of $6.8 to our U.S. pension liabilities, with a corresponding decrease of $4.1 in AOCI and an adjustment to deferred taxes for $2.7, to reflect the funded status at January 1, 2007 as determined by the actuarial valuation.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158"), which we adopted in the fourth quarter of 2006 except for the measurement date requirement. Until January 1, 2008, we used a measurement date of November 30 for the majority of our non-U.S. defined benefit pension plans. The provisions of SFAS 158 requiring that the measurement date be the same as the date of the statement of financial position became effective as of January 1, 2008 and requires us to change our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November
30. SFAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. We chose to adopt the measurement date requirement in 2008 using the 13-month approach. Under this approach, we will record an additional one month of net periodic benefit cost covering the period between the previous measurement date of November 30, 2007 and December 31, 2007 as an adjustment to equity in the fourth quarter of 2008. We do not expect the adjustment to equity to have a material impact on our consolidated financial statements.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. In conjunction with the above mentioned change to our U.S. salaried pension plans, we discontinued the U.S. profit growth sharing plan effective December 31, 2007. All U.S. salaried and nonbargaining unit employees participated in an enhanced savings plan effective on the same date. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2008 and 2007 were $6.7 and $4.8, respectively, and for the six months ended June 30, 2008 and 2007 were $15.0 and $9.9, respectively.

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

Quarter Ended June 30, 2008, Compared With Quarter Ended June 30, 2007

Consolidated Results

Net sales for the second quarter of 2008 were $1,005.8 compared with $864.0 for the second quarter of 2007. Overall, sales were up 16% with volume growth up 3%, price increases of 6%, and changes in exchange rates increasing sales 7%. Cytec Surface Specialties sales were up 13% primarily due to the favorable impact of exchange rate changes. Cytec Performance Chemicals sales were up 9% due to the favorable impact of exchange rate changes, higher selling prices, and higher selling volumes. Cytec Engineered Materials sales were up 16% due to volume increases across all product lines and customer sectors. Building Block Chemicals sales increased 48% primarily due to higher selling prices partially offset by lower volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $796.2 or 79.2% of sales in the second quarter of 2008, compared with $662.8, or 76.7% of sales in the second quarter of 2007. The $133.4, or 2.5% increase in manufacturing cost as a percent of sales, is primarily due to $17.9 of higher raw material costs related to higher selling volumes, higher raw material prices of $48.4, $46.8 due to changes in exchange rates, $22.4 related to higher fixed costs to manufacture the higher volumes and inflationary increases. These increases were partially offset by $3.7 of lower costs related to the completion of the resale agreement for the divestiture of the water treatment product line. The second quarter of 2008 includes $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production. The second quarter of 2008 includes a restructuring charge of $1.6 primarily related to restructuring our West Virginia manufacturing facility for costs that were expected but not accruable until the current period and other adjustments related to previously reported restructuring initiatives. The second quarter of 2007 included a net restructuring charge of $1.7 primarily related to our Dijon, France manufacturing facility. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services was $60.1 in the second quarter of 2008 versus $53.1 in the second quarter of 2007. Most of the increase was due to inflationary costs and increased technology spending in our Cytec Engineered Materials segment. Research and process development was $21.7 versus $19.2 in the prior year. Administrative and general expenses were $29.8 versus $28.9 in the prior year. Changes in exchange rates increased costs in the second quarter of 2008 by approximately $3.6, $1.1, and $1.6 for selling and technical services, research and process development, and administrative and general expenses, respectively, over the prior year.

Amortization of acquisition intangibles was $10.3 in the second quarter of 2008 versus $9.7 in the second quarter of 2007 due to increases in Cytec Surface Specialties as a result of changes in exchange rates.

Other income (expense), net was income of $3.4 in the second quarter of 2008 compared with income of $0.1 in the second quarter of 2007. The increase in earnings is primarily due to favorable insurance settlements and commutations of $1.6 as well as favorable transactional foreign exchange of $2.1 versus the second quarter of 2007. Equity in earnings of associated companies was $0.5 versus $0.1 in the prior year.

Interest expense, net was $9.3 compared with $11.4 in the prior year. The decrease resulted primarily from lower outstanding debt balances.

The effective income tax rate for the quarter ended June 30, 2008 was a tax provision of 31.4% ($25.8) compared to 30.7% ($24.3) for the quarter ended June 30, 2007. The 2008 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the expiration of the U.S. R&D tax credit on December 31, 2007. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility. Excluding the accelerated depreciation charge discussed above, the underlying estimated annual tax rate for the quarter ended June 30, 2008 was 31.0% (excluding accrued interest on unrecognized tax benefits), with an underlying tax rate of 31.5% including such interest.

The effective tax rate for the quarter ended June 30, 2007 was unfavorably impacted by changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. Excluding the impact of the French restructuring costs, the underlying estimated annual tax rate for the three months ended June 30, 2007 was 29.75% (including accrued interest on unrecognized tax benefits).

Net earnings for the second quarter of 2008 were $56.5 ($1.16 per diluted share), a $1.7 increase over the net earnings of $54.8 ($1.11 per diluted share) in the same period in 2007. Included in the second quarter of 2008 was a $1.1 after-tax expense related to restructuring costs that were expected but not accruable in prior periods related to our West Virginia manufacturing operations and adjustments to prior restructuring provisions. Also included was a $0.9 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities. Included in the second quarter of 2007 was $1.8 after-tax expense primarily related to restructuring of our Dijon, France facility.

Segment Results

Year-to-year comparisons and analyses of changes in net sales to external customers by product line segment and region are set forth below.

Cytec Surface Specialties

      ------------------------------------------------------------------------------------------------------------------
                                                                                                 % Change Due to
                                                                  Total                   ------------------------------
                                         2008        2007       % Change         Price      Volume/Mix       Currency
      ------------------------------------------------------------------------------------------------------------------
      North America                         $90.7    $94.6           -4%            3%            -7%              -
      Latin America                          20.4     18.4           11%           -3%             6%             8%
      Asia/Pacific                           86.0     69.7           23%           -2%            15%            10%
      Europe/Middle East/Africa             276.3    236.9           17%           -1%             1%            17%
                                     -----------------------------------------------------------------------------------
      Total                                $473.4   $419.6           13%            -              1%            12%
      ==================================================================================================================

Overall sales were up 13% with volumes increasing 1%. Sales volumes were up in all regions except North America where we experienced weaker demand. Volumes were up in Radcure resins except in North America and the powder coating resins product line across all regions. This was partially offset by lower liquid coating resins volumes that were impacted mostly by reduced demand in North America. Selling prices were up in liquid coating resins primarily to cover raw material cost increases and down in both powders and Radcure resins primarily due to price competition. Changes in exchange rates increased sales by 12%.

Earnings from operations were $22.2, or 5% of sales in 2008, down from $32.8, or 8% of sales, in 2007. Earnings were positively impacted $1.9 by changes in exchange rates. Earnings were negatively impacted $1.5 due to lower selling prices, $4.2 due to higher raw material costs, $4.4 higher manufacturing costs due to reduced production levels and inflation, $1.7 due to higher operating costs and $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Cytec Performance Chemicals

        -------------------------------------------------------------------------------------------------------------------------
                                                                                                % Change Due to
                                                                           Total        -----------------------------------------
                                               2008          2007         % Change       Price       Volume/Mix       Currency
        -------------------------------------------------------------------------------------------------------------------------
        North America                          $65.6         $67.9             -3%        3%            -6%              -
        Latin America                           33.9          31.8              7%        -              5%              2%
        Asia/Pacific                            37.8          32.4             17%        4%             8%              5%
        Europe/Middle East/Africa               64.3          52.7             22%        3%             7%             12%
                                            -------------------------------------------------------------------------------------
        Total                                 $201.6        $184.8              9%        2%             2%              5%
        =========================================================================================================================

Overall sales increased 9% with volume increases in mining chemicals more than offsetting a reduction due to lower resale volumes related to the divestiture of the water treatment product line of 2% and reductions in phosphine and specialty urethane chemicals. Selling prices increased 2% with increases across most product lines and regions.

Earnings from operations were $20.5, or 10% of sales in 2008, down from $23.7, or 13% in 2007. Earnings were positively impacted $4.6 by higher selling prices, $4.8 by higher selling volumes, and $2.0 due to changes in exchange rates. Earnings were negatively impacted $8.9 due to higher raw material costs, $2.7 due to higher manufacturing and freight costs, $2.7 due to lower production due primarily to exiting commodity polymer additive products.

Cytec Engineered Materials

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               % Change Due  to
                                                                           Total         ----------------------------------------
                                                 2008         2007        % Change        Price      Volume/Mix       Currency
---------------------------------------------------------------------------------------------------------------------------------
North America                                  $120.1       $106.5            13%          3%              10%           -
Latin America(1)                                  0.4          0.2             -           -                -            -
Asia/Pacific                                     14.8         11.9            24%          2%              22%           -
Europe/Middle East/Africa                        57.6         48.0            20%          2%              17%            1%
                                             ------------------------------------------------------------------------------------
Total                                          $192.9       $166.6            16%          3%              13%            -
=================================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 16% primarily due to a 13% increase in selling volumes with increases in all regions and market sectors. Sales were up across all market sectors principally lead by build-rates in the rotorcraft and, large commercial transport, and regional and business jet sectors. Selling prices were up 3% overall with increases in most regions and across most market sectors.

Earnings from operations were $41.8 or 22% of sales in 2008, up from $34.8, or 21% of sales in 2007. The $7.0 increase in earnings was positively impacted $12.5 due to higher volumes, $4.7 due to higher selling prices, and $1.8 due to higher fixed cost absorption to inventory due to increased inventory levels. Earnings were negatively impacted by $2.4 due to higher raw material costs, $6.1 due to higher manufacturing costs primarily related to the higher production volumes, and $2.7 due to higher operating costs of which approximately $1.6 related to increased investments in research and development and technical service costs.

Building Block Chemicals

------------------------------------------------------------------------------------------------------------------
                                                                                 % Change Due to
                                                              Total       ----------------------------------------
                                      2008        2007      % Change       Price      Volume/Mix      Currency
------------------------------------------------------------------------------------------------------------------
North America                        $97.7       $ 56.6            73%        61%           12%            -
Latin America(1)                       1.7          0.6             -          -             -             -
Asia/Pacific                           7.5          3.1           142%        44%           98%            -
Europe/Middle East/Africa             31.0         32.7            -5%        21%          -26%            -
                                   -------------------------------------------------------------------------------
Total                               $137.9       $93.0            48%       46%             2%            -
==================================================================================================================
(1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 48% primarily due to higher selling prices of 46% to offset raw material price increases. Overall selling volumes were up 2% due to higher melamine volumes. Sales were up in all regions except Europe due to weak market conditions.

Earnings from operations were $6.5 or 5% of sales, up from $4.6, or 5% of sales in 2007. The $2.1 increase in earnings is primarily due to a $42.8 increase in selling prices which more than offset a $32.9 increase in raw material costs of propylene, sulfur, and ammonia. Earnings in 2008 were negatively impacted by $4.1 of higher manufacturing costs due to lower acid regeneration operations and higher costs due to a maintenance turn-around as well as $4.2 of lower fixed cost absorption to inventory from lower acrylonitrile production due to a maintenance turn-around in the quarter.

Six Months Ended June 30, 2008, Compared With Six Months Ended June 30, 2007

Consolidated Results

Net sales for the first six months of 2008 were $1,978.8 compared with $1,727.5 for the prior year period. Overall, sales were up 14% with volume growth up 2%, price increases of 6%, and changes in exchange rates increasing sales 6%. In the Cytec Surface Specialties segment, sales increased 12% primarily as a result of changes in exchange rates. The Cytec Performance Chemicals segment sales increased 6% due to increased selling volumes, higher selling prices, and changes in exchange rates. In Cytec's Specialty Materials segment, sales increased 18% primarily due to higher selling volumes and prices. Building Block Chemical segment sales were up 33% primarily due to higher selling prices partially offset by lower volumes.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,568.8 or 79.3% of sales for the first six months of 2008 compared with $1,361.7 or 78.8% of sales for the first six months of 2007. The $207.1 increase in manufacturing costs, or 0.5% increase in manufacturing cost as a percent of sales is primarily due to $18.3 of higher raw material costs related to higher selling volumes, higher raw material prices of $85.0, $87.5 due to changes in exchange rates, $24.0 related to higher fixed costs to manufacture the higher volumes and inflationary increases. These increases were partially offset by $11.6 of lower costs related to the completion of the resale agreement for the divestiture of the water treatment product line. The first six months of 2008 includes $2.8 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production and a restructuring charge of $3.5 primarily related to restructuring our West Virginia and Connecticut manufacturing facilities for costs that were expected but not accruable until the current period and other adjustments related to previously reported restructuring initiatives. The first six months of 2007 includes a net restructuring charge of $2.3 primarily related to our Dijon, France manufacturing facility. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services was $118.7 in the first six months of 2008 versus $103.0 in the first six months of 2007. Most of the increase was due to inflation, exchange rate changes and increased spending in our Cytec Engineered Materials segment related to the higher demand levels. Research and process development was $43.4 versus $37.6 in the prior year with most of the increase due to exchange and higher spending in the Cytec Engineered Materials segment. Administrative and general expenses were $58.8 versus $55.2 in the prior year. Changes in exchange rates increased costs in the first six months of 2008 by approximately $7.3, $2.2, and $3.3 for selling and technical services, research and process development, and administrative and general expenses, respectively over the prior year. The first six months of 2008 includes a net restructuring charge of $0.8, $0.5, $0.3 for selling and technical services, research and process development, and administrative and general, respectively. The first six months of 2007 includes a net restructuring charge of $0.3 for administrative and general. See Note 4 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $20.4 in the first six months of 2008 versus $18.9 in the first six months of 2007 due to increases in Cytec Surface Specialties as a result of changes in exchange rates.

In the first six months of 2007 the gain on sale of assets held for sale of $15.7 was attributable to the phase two closing of the water treatment and acrylamide product lines. See Note 3 of the Consolidated Financial Statements for further information.

Other income (expense), net was income of $3.1 in the first six months of 2008 compared with income of $1.5 in the first six months of 2007. The increase in earnings is primarily due to favorable transactional foreign exchange of $2.2 versus the first six months of 2007.

Equity in earnings of associated companies was $1.0 in the first six months of 2008 versus $0.4 in the first six months of 2007.

Interest expense, net was $19.1 in the first six months of 2008 compared with $21.6 in the first six months of 2007. The decrease resulted primarily from lower outstanding debt balances.

The effective income tax rate for the six months ended June 30, 2008 was a tax provision of 31.2% ($48.0) compared to 27.6% ($40.6) for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 was unfavorably impacted by a shift in our earnings to higher tax jurisdictions and expiration of the U.S. R&D tax credit effective December 31, 2007. The effective tax rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility assets. Excluding the accelerated depreciation charge discussed above, the underlying estimated annual tax rate for the six months ended June 30, 2008 was 31.0% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 31.5% including such interest.

The 2007 effective tax rate for the six months ended June 30, 2007 was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The effective tax rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded in the first quarter on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding the impact of the French restructuring costs and water business divestiture, the underlying estimated annual tax rate for the six months ended June 30, 2007 was 29.3% (excluding accrued interest and penalties on unrecognized tax benefits) with an underlying rate of 29.75% including such interest and penalties.

Net earnings for the first six months of 2008 were $105.7 ($2.17 per diluted share) compared with net earnings for 2007 of $106.5 ($2.17 per diluted share). Included in the first six months of 2008 was a $3.6 after-tax restructuring charge primarily related to our West Virginia, Connecticut, and French manufacturing operations for costs that were expected but not accruable in prior periods and adjustments to prior restructuring provisions. Included in our 2008 results was a $1.8 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities. Also included in the first six months of 2008 was a $1.0 after-tax restructuring charge for various organization restructuring initiatives across both specialty chemical segments. Included in the first six months of 2007 was $2.6 after-tax expense of restructuring costs primarily related to restructuring of our Dijon, France facility as well as a $15.3 after-tax gain related to the Phase 2 sale of the water treating chemicals and acrylamide product lines.

Segment Results

Year-to-year comparisons and analyses of changes in net sales to external customers by product line segment and region are set forth below.

Cytec Surface Specialties

     ------------------------------------------------------------------------------------------------------------------

                                                                                        % Change Due to
                                                                 Total        -----------------------------------------
                                        2008        2007       % Change         Price      Volume/Mix       Currency
     ------------------------------------------------------------------------------------------------------------------
     North America                      $180.7    $180.1               -         3%            -3%             -
     Latin America                        38.9      34.5             13%        -2%            5%             10%
     Asia/Pacific                        160.4     133.0             21%        -1%            11%            11%
     Europe/Middle East/Africa           542.7     476.5             14%         -         -   -2%            16%
                                    -----------------------------------------------------------------------------------
     Total                              $922.7    $824.1             12%         1%             -             11%
     ==================================================================================================================

Overall sales were up 12%. Selling volumes were flat primarily due to weak demand for liquid coating resins in most regions except Asia Pacific and lower sales of solvent borne resin products due to the discontinuance of certain products in Europe. Overall volumes for Radcure and powders were up across most regions. Selling prices increased 1% as higher selling prices in liquid coating resins were mostly offset by lower selling prices in Radcure resins and powder coating resins due to competitive challenges.

Earnings from operations were $42.3, or 5% of sales in 2008, down from $48.5, or 6% of sales. Earnings were positively impacted $4.5 by increases in selling prices and $3.0 by changes in exchange rates. Earnings were negatively impacted $0.5 due to higher raw material costs, $6.0 higher manufacturing costs due to inflation and freight costs, and $4.0 due to higher operating costs also due to inflation. Earnings were also negatively impacted in 2008 by $2.8 in incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Cytec Performance Chemicals

 -------------------------------------------------------------------------------------------------------------------------
                                                                                               % Change Due to
                                                                     Total        -----------------------------------------
                                        2008          2007         % Change       Price       Volume/Mix       Currency
 -------------------------------------------------------------------------------------------------------------------------
 North America                         $132.8        $132.7              -           4%           -4%              -
 Latin America                           63.7          61.6              3%          -             1%              2%
 Asia/Pacific                            68.9          66.5              4%          4%           -4%              4%
 Europe/Middle East/Africa              118.7         103.0             15%          1%            3%             11%
                                     -------------------------------------------------------------------------------------
 Total                                 $384.1      $363.8                6%         2%           -1%              5%
 =========================================================================================================================

Overall sales are up 6% with changes in exchange rates increasing sales by 5%. Selling volumes decreased 1% primarily due to lower resale volumes related to the divestiture of the water treating chemicals product line and decreases in specialty urethanes volumes partially offset by increases in mining chemicals as demand remains strong in mining chemicals. Overall selling prices were up 2% with increases across all regions primarily due to increases in mining and phosphine chemicals.

Earnings from operations were $34.6, or 9% of sales in 2008, down from $36.6 or 10% of sales in 2007. Earnings were positively impacted $8.8 by higher selling prices, $4.6 by higher selling volumes, $1.9 due to changes in exchange rates, and $0.5 due to the divestiture of the water treating chemicals product line. Earnings were negatively impacted $13.4 due to higher raw material costs, $1.2 due to higher manufacturing costs due to inflation, $1.2 primarily due to sales from inventory to exit commodity polymer additive products, and $2.2 higher operating costs due to inflation.

Cytec Engineered Materials

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 % Change Due to
                                                                            Total       ----------------------------------------
                                               2008          2007          % Change      Price      Volume/Mix       Currency
--------------------------------------------------------------------------------------------------------------------------------
North America                                $243.7        $206.9              18%            3%              15%           -
Latin America(1)                                0.8           0.6               -             -                -            -
Asia/Pacific                                   29.9          24.0              25%            1%              24%           -
Europe/Middle East/Africa                     118.9          98.6              21%            2%              18%           1%
                                            ------------------------------------------------------------------------------------
Total                                        $393.3        $330.1              19%            2%              17%           -
================================================================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 19%. Selling volumes increased 17% from higher volumes to the large commercial transport, rotorcraft, and business and regional jet sectors primarily due to higher build rates. Net selling prices increased 2% due to price increases across a number of sectors.

Earnings from operations were $86.4, or 22% of sales in 2008, up from $67.4, or 20% of sales in 2007. The $19.0 increase in earnings included $33.8 due to higher volumes, $8.2 due to higher selling prices, and $0.9 due to increased inventory levels to support increased sales. Earnings were negatively impacted by $4.7 due to higher raw material costs, $12.1 due to higher manufacturing costs primarily related to the higher production volumes, and $6.1 due to higher operating costs of which approximately $4.2 related to increased investments in research and development and technical service costs.

Building Block Chemicals

------------------------------------------------------------------------------------------------------------------
                                                                                 % Change Due to
                                                             Total        ----------------------------------------
                                      2008        2007      % Change       Price      Volume/Mix      Currency
------------------------------------------------------------------------------------------------------------------
North America                       $186.6       $112.8          65%           52%             13%        -
Latin America(1)                       3.3          1.1           -              -               -        -
Asia/Pacific                          12.9         11.7          10%           23%            -13%        -
Europe/Middle East/Africa             75.9         83.9         -10%           19%            -29%        -
                                   -------------------------------------------------------------------------------
Total                               $278.7       $209.5          33%           38%             -5%        -
==================================================================================================================
 (1)  Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 33%. Selling volumes were down 5% primarily due to the high volumes of acrylonitrile shipped in the first quarter of 2007 some of which were delayed from 2006 due to weather issues in Gulf Coast region, partially offset by higher melamine volumes. Overall selling prices increased 38% to offset higher raw material price increases across all products.

Earnings from operations were $12.4, or 4% of sales in 2008, up from $7.2, or 3% of sales in 2007. The $5.2 increase in earnings was primarily due to higher selling prices of $79.5 which more than offset a $66.3 increase in raw material costs primarily for propylene, sulfur, and ammonia. Earnings in 2008 were negatively impacted by $6.0 of higher manufacturing and freight/warehousing costs primarily due to lower acid regeneration operations and costs related to the maintenance turn-around.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2008 our cash balance was $39.9 compared with $76.8 at December 31, 2007.

Cash flows provided by operating activities were $82.0 in 2008 compared with $90.9 in 2007. Trade accounts receivable increased $70.6 reflecting the increase in sales. Inventory increased $48.9 primarily due to higher raw material costs. Accrued expenses decreased $17.5 primarily due to payments of $21.0 in the U.S. for incentive compensation and profit sharing payouts relating to prior year results during the first quarter of 2008, offset by an increase in accounts payable of $41.3 primarily reflecting the increased raw material costs, capital spending, and higher production levels in Cytec Engineered Materials.

Cash flows used in investing activities were $74.6 compared with $12.3 for 2007. In 2007, we received $27.1 related to the divestiture of our water treatment and acrylamide product lines. Capital spending for the first six months of 2008 was $69.9 mostly related to capacity expansions in waterborne and Radcure resins and engineering work on a new carbon fiber line. Total capital spending for 2008 is forecasted to be in a range of $180 to $200.

Net cash flows used by financing activities were $47.0 in 2008 compared with $73.0 in 2007. During the first six months of 2008, we had net debt repayments of $26.6, treasury stock repurchases of 333,400 shares for $19.5, and cash dividends of $11.9, which was partially offset by proceeds received on the exercise of stock options of $8.5.

Approximately $72.0 remained authorized under our stock buyback program as of June 30, 2008. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

At June 30, 2008, we have $319.0 of borrowing capacity available under our $400.0 revolving credit facility.

On April 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, paid on May 26, 2008 to shareholders of record as of May 9, 2008. Cash dividends paid in the second quarter of 2008 and 2007 were $6.0 and $4.8, respectively, and for the six months ended June 30, 2008 and 2007 were $11.9 and $9.6, respectively. On July 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2008 to shareholders of record as of August 11, 2008.

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

There were no material changes in contractual obligations from December 31, 2007 to June 30, 2008. Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $42.1 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2008 OUTLOOK

In our July 17, 2008 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2008 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See "Comments on Forward Looking Statements."

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

All of our derivatives are valued based on level 2 inputs. Our gas swaps and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements.

At June 30, 2008, the unfavorable fair values of the five and ten year swaps were $58.3 and $44.8, respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 15 of the Consolidated Financial Statements for additional details on SFAS 157 disclosures.

                                                             Approximate
                                                              Impact On
                                                       Five and Ten Year Swaps
                Critical Factors          Change       Favorable/(Unfavorable)
                                                         Fair Value Combined
       -------------------------------------------------------------------------
         Euro interest rate curve          +10%                 $13.7
         Euro interest rate curve          -10%                 (13.7)
         USD interest rate curve           +10%                  (8.8)
         USD interest rate curve           -10%                   8.8
         Euro/USD exchange rate            +10%                 (63.5)
         Euro/USD exchange rate            -10%                  63.4


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

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt; changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, including possible strikes; changes in laws and regulations or their interpretation, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems with our products; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008 and incorporated by reference herein. Other 2008 financial instrument transactions include:

Commodity Price Risk: At June 30, 2008, we held natural gas swaps, with a favorable fair value of $4.1, which will be reclassified into Manufacturing Cost of Sales through July 2009 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $3.2 in the value of the swaps.

Interest Rate Risk: At June 30, 2008, our outstanding borrowings consisted of $35.0 of short-term borrowings and $788.0 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $788.0 and $787.6, respectively, and a fair value of approximately $773.9.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2008, interest expense would increase/decrease by approximately $0.3 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2008, the net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $99.8. The net fair value of currency contracts, based on forward exchange rates at June 30, 2008, was approximately zero. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2008 would decrease by approximately $12.9. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany receivables we have with one of our subsidiaries. At June 30, 2008, the unfavorable fair values of the five and ten year swaps were $58.3 and $44.8, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $64.5 on the combined settlement value of the cross-currency swaps.

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At June 30, 2008, we had no designated forward Euro contracts.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

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

As of April 1, 2008, we began utilizing the aforementioned global systems for the acquired Surface Specialties subsidiary in Belgium. We have reviewed the results of the systems implementation and have concluded that it did not have a negative impact on our internal control over financial reporting.

With the exception of the matters discussed above, there were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 13 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.


Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the six months ended June 30, 2008, we repurchased common stock for $19.5 under our stock buyback program. Approximately $72 remained authorized under the buyback program as of June 30, 2008. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

                                                                    Total Number of Shares      Approximate Dollar
                                                                     Purchased as Part of      Value of Shares That
                          Total Number of      Average Price Per      Publicly Announced       May Yet Be Purchased
        Period            Shares Purchased           Share                 Program               Under the Program

March 1, 2008 -
March 31, 2008                     100,900               $53.62                 100,900                    $86.0

May 1, 2008 -
May 31, 2008                       142,500               $61.84                 142,500                    $77.0

June 1, 2008 -
June 30, 2008                       90,000               $58.46                  90,000                    $72.0


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Common Stockholders on April 17, 2008. At this meeting, the following matters were voted on:

1.     Election of Directors - Messrs. Anthony G. Fernandes, David Lilley, Jerry
       R. Satrum and Raymond P. Sharpe were elected Directors at the Annual Meeting for terms ending at the Annual Meeting of Stockholders in 2011 by the margins set forth below. In addition, the terms of the following directors continued after that meeting: Chris A. Davis, Louis L. Hoynes, Jr., Barry C. Johnson, Carol P. Lowe, William P. Powell, Thomas W. Rabaut and James R. Stanley.

             Name                     Votes For                  Votes Withheld
       -------------------------------------------------------------------------
       Anthony G. Fernandes           43,384,179                      1,513,928
       David Lilley                   43,613,377                      1,284,730
       Jerry R. Satrum                43,456,757                      1,441,350
       Raymond P. Sharpe              43,786,434                      1,111,673
       =========================================================================

 2. The appointment of KPMG LLP as the Company's independent registered public accounting firm for 2008 was ratified by the following margin:

                   For                        Against              Abstain
            -------------------------------------------------------------------
                44,490,531                    377,248               30,328
            ===================================================================

3. The Amended and Restated 1993 Stock Award and Incentive Plan was approved by the following margin:

                   For                        Against               Abstain
            -------------------------------------------------------------------
                37,242,071                   3,160,475              451,684
            ===================================================================

Item 6. EXHIBITS

        (a).     Exhibits
                 --------

See Exhibit Index on page 34 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CYTEC INDUSTRIES INC.


                                                By: /s/ David M. Drillock
                                                   -----------------------------
                                                David M. Drillock
                                                Vice President and
                                                 Chief Financial Officer



July 31, 2008

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2008 and 2007

31.1 Certification of David Lilley, Chairman of the Board and Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2 Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1 Certification of David Lilley, Chairman of the Board and Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to
        Section 906 of The Sarbanes-Oxley Act of 2002

32.2 Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

10.2(u) Retirement Letter Agreement for Joseph E. Marosits.