Form 10-Q
period 2008-09-30
CYTEC INDUSTRIES INC/DE/
filed 2008-10-30
CIK 912513

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008


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

There were 47,113,947 shares of common stock outstanding at October 23, 2008.

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                             10-Q Table of Contents


                                                                                               Page
Part I - Financial Information

           Item 1.   Consolidated Financial Statements                                          3
                     Consolidated Statements of Income                                          3
                     Consolidated Balance Sheets                                                4
                     Consolidated Statements of Cash Flows                                      5
                     Notes to Consolidated Financial Statements                                 6
           Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                              21
           Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 30
           Item 4.   Controls and Procedures                                                    31

Part II - Other Information

           Item 1.   Legal Proceedings                                                          32
           Item 1A.  Risk Factors                                                               32
           Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                32
           Item 6.   Exhibits                                                                   33

Signature                                                                                       34
Exhibit Index                                                                                   35

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                 2008          2007          2008         2007

Net sales                                    $     963.0   $     875.1   $   2,941.7  $   2,602.6
Manufacturing cost of sales                        765.8         683.8       2,334.6      2,045.6
Selling and technical services                      57.4          52.3         176.1        155.3
Research and process development                    19.2          18.0          62.5         55.5
Administrative and general                          30.8          29.2          89.6         84.4
Amortization of acquisition intangibles             10.0           9.7          30.4         28.6
Gain on sale of assets held for sale                   -             -             -         15.7
                                             -----------   -----------   -----------  -----------
Earnings from operations                            79.8          82.1         248.5        248.9
Other (expense) income, net                         (2.1)         (1.4)          1.0          0.1
Equity in earnings of associated companies           0.4           0.5           1.4          0.9
Interest expense, net                                8.7          10.4          27.8         31.9
                                             -----------   -----------   -----------  -----------
Earnings before income taxes                        69.4          70.8         223.1        218.0
Income tax provision                                23.1          18.4          71.1         59.1
                                             -----------   -----------   -----------  -----------
Net earnings                                 $      46.3   $      52.4   $     152.0  $     158.9
                                             ===========   ===========   ===========  ===========

Basic net earnings per common share          $      0.97   $      1.09   $      3.17  $      3.30
Diluted net earnings per common share        $      0.96   $      1.06   $      3.12  $      3.23

Dividends per common share                   $     0.125   $      0.10   $     0.375  $      0.30
                                             ===========   ===========   ===========  ===========

           See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                                      -----------------------------------
                                                                         September 30,     December 31,
                                                                              2008             2007
---------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                           $          90.2     $         76.8
  Trade accounts receivable, less allowance for doubtful accounts of
   $3.9 and $4.5 at September 30, 2008 and December 31, 2007,
   respectively                                                                 619.7              584.4
  Other accounts receivable                                                      72.7               72.1
  Inventories                                                                   609.8              520.0
  Deferred income taxes                                                           8.9                7.1
  Other current assets                                                           23.6               15.7
---------------------------------------------------------------------------------------------------------
Total current assets                                                          1,424.9            1,276.1
---------------------------------------------------------------------------------------------------------

Investment in associated companies                                               22.6               23.8

Plants, equipment and facilities                                              2,102.9            2,022.6
     Less: accumulated depreciation                                          (1,024.9)            (972.6)
---------------------------------------------------------------------------------------------------------
       Net plant investment                                                   1,078.0            1,050.0
---------------------------------------------------------------------------------------------------------
Acquisition intangibles, net of accumulated amortization of
 $166.4 and $139.3 at September 30, 2008 and December 31, 2007,
 respectively                                                                   449.3              484.5
Goodwill                                                                      1,091.9            1,104.8
Deferred income taxes                                                             0.5                0.4
Other assets                                                                    126.3              122.1
---------------------------------------------------------------------------------------------------------
Total assets                                                          $       4,193.5     $      4,061.7
=========================================================================================================

Liabilities
Current liabilities
  Accounts payable                                                    $         363.8     $        316.5
  Short-term borrowings                                                          39.8               42.0
  Current maturities of long-term debt                                            1.5              101.4
  Accrued expenses                                                              216.5              204.4
  Income taxes payable                                                           15.6                7.4
  Deferred income taxes                                                          14.4               15.2
---------------------------------------------------------------------------------------------------------
     Total current liabilities                                                  651.6              686.9
---------------------------------------------------------------------------------------------------------
Long-term debt                                                                  823.5              705.3
Pension and other postretirement benefit liabilities                            266.9              271.4
Other noncurrent liabilities                                                    334.4              349.2
Deferred income taxes                                                           139.0              134.9

Stockholders' equity
Common stock, $.01 par value per share, 150,000,000 shares authorized;
 issued 48,132,640 shares                                                         0.5                0.5
Additional paid-in capital                                                      433.8              438.0
Retained earnings                                                             1,490.5            1,356.6
Accumulated other comprehensive income                                          111.8              157.5
Treasury stock, at cost, 1,094,050 shares in 2008 and 596,911 shares
 in 2007                                                                        (58.5)             (38.6)
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                    1,978.1            1,914.0
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $       4,193.5     $      4,061.7
=========================================================================================================

           See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in millions)

                                                                      -----------------------------------
                                                                               Nine Months Ended
                                                                                 September 30,
---------------------------------------------------------------------------------------------------------
                                                                           2008                2007
---------------------------------------------------------------------------------------------------------

Cash flows provided by (used in) operating activities
Net earnings                                                          $        152.0     $         158.9
Noncash items included in net earnings:
  Depreciation                                                                  84.8                74.6
  Amortization                                                                  35.1                33.3
  Share-based compensation                                                       8.5                10.0
  Deferred income taxes                                                         11.9                14.8
  Gain on sale of assets held for sale                                             -               (15.7)
  Other                                                                          1.0                 2.5
Changes in operating assets and liabilities:
  Trade accounts receivable                                                    (48.7)              (51.3)
  Other receivables                                                             (0.3)               16.7
  Inventories                                                                  (97.1)               (5.0)
  Other assets                                                                 (10.8)               (3.8)
  Accounts payable                                                              39.3                (5.9)
  Accrued expenses                                                               4.9                (0.8)
  Income taxes payable                                                          12.1                (9.2)
  Other liabilities                                                            (22.2)              (24.6)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      170.5               194.5
---------------------------------------------------------------------------------------------------------
Cash flows (used in) provided by investing activities
  Additions to plants, equipment and facilities                               (116.3)              (65.7)
  Net proceeds (paid)/received on sale of assets                                (4.7)               30.2
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (121.0)              (35.5)
---------------------------------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities
  Proceeds from long-term debt                                                 241.0               222.0
  Payments on long-term debt                                                  (222.6)             (319.6)
  Change in short-term borrowings, net                                          (2.9)                4.9
  Cash dividends                                                               (17.9)              (14.4)
  Proceeds from the exercise of stock options                                   10.8                31.8
  Purchase of treasury stock                                                   (46.4)              (49.6)
  Excess tax benefits from share-based payment arrangements                      2.7                 8.5
  Other                                                                          0.6                 0.1
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (34.7)             (116.3)
---------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                    (1.4)                2.4
---------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           13.4                45.1
Cash and cash equivalents, beginning of period                                  76.8                23.6
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $         90.2     $          68.7
=========================================================================================================

         See accompanying Notes to Consolidated Financial Statements

                     CYTEC INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
 (Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. As discussed in our June 30, 2008 Form 10-Q, the tax benefit/(cost) related to unrealized gains/(losses) on our cross currency swaps included in accumulated other comprehensive income and deferred tax liabilities has been revised for all prior periods presented. See Note 10 of these Consolidated Financial Statements for additional details on the revision. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company's 2007 Annual Report on Form 10-K. Unless indicated otherwise, the terms "Company", "Cytec", "we", "us" and "our" each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. As of September 30, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are long-lived assets, goodwill, acquisition intangibles, and asset retirement obligations for which we will provide the required disclosures upon adoption of the remainder of SFAS 157 effective January 1, 2009. See Note 15 of the Consolidated Financial Statements for additional details on the impact of adoption of SFAS 157.

3. DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group ("Kemira"). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, research and development and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility, which continues to be operated by our personnel under a long-term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long-term supply agreements. In addition, under various long-term manufacturing agreements, we manufacture certain water treatment products for Kemira at several of our sites and Kemira manufactures certain mining chemicals for us at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated market value. Sales of certain assets at subsidiaries in Asia/Pacific and Latin America were settled in the third and fourth quarters of 2007 and the transfer of our subsidiary in Venezuela was completed in the fourth quarter of 2007 as the last phase of the transaction.

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

We recorded a pre-tax gain of $75.5 ($59.6 after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $13.6 ($13.3 after-tax) in 2007 from other closings and other activities. The 2007 gain consists of a pre-tax gain of $15.7 ($15.3 after-tax) recorded in the first quarter related to the phase two sale of the Botlek site, which includes a pre-tax gain of $13.8 resulting from the recognition of accumulated translation adjustments, and a pre-tax loss of $2.1 ($2.0 after-tax) recorded in the fourth quarter. The fourth quarter 2007 loss included a loss on the transfer of the Venezuela subsidiary, an accrual to increase recorded environmental liabilities related to sites previously transferred to Kemira based on additional information generated by updated site evaluations, and a favorable adjustment, based on final actuarial reports, to a pension settlement loss accrued in the first quarter of 2007 related to the sale of the Botlek site.

4. RESTRUCTURING OF OPERATIONS

In accordance with our policy for segment reporting, restructuring costs are included in our corporate and unallocated operating results consistent with management's view of its businesses.

For the three and nine months ended September 30, 2008, we recorded net restructuring charges of $5.7 and $10.8, respectively, primarily related to the 2008 and 2007 restructuring initiatives as described below.

During the third quarter of 2008, as a cost savings and reduction initiative and to re-align our staff levels with our latest view of the global economy, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 39 positions. The restructuring charge of $5.4 for the three and nine months ended September 30, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $1.3, selling and technical services of $2.7, administrative and general of $1.3, and research and process development of $0.1.

During the first quarter of 2008, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 13 positions. The restructuring charge of $1.6 for the nine months ended September 30, 2008 primarily relates to severance and was charged to expense as follows: selling and technical services of $0.8, administrative and general of $0.3, and research and process development of $0.5.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits earned through 2007 by the 63 employees who were retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. For the three and nine months ended September 30, 2008, we recorded additional restructuring charges of $0.0 and $2.9 to manufacturing cost of sales for severance and other benefits earned. The remaining reserve relating to this restructuring initiative is expected to be paid by early 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. For the three and nine months ended September 30, 2008, we recorded additional restructuring charges of $0.0 and $0.3 to manufacturing cost of sales for severance and other benefits earned. A final restructuring charge of $0.1 is expected to be recorded in the fourth quarter of 2008, primarily related to the remainder of the severance and other benefits which will be accrued as they are earned. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. The remaining reserve relating to this restructuring initiative is expected to be paid by early 2009.

Asset retirements resulting from the Willow Island and Wallingford projects are being recorded as they are dismantled, and are charged to the composite depreciation reserve in accordance with our accounting policy.

We also incurred additional net restructuring charges of $0.2 and $0.5 to manufacturing cost of sales for the three and nine months ended September 30, 2008, respectively, primarily for severance and facility closing costs relating to a restructuring initiative announced in 2006 for the shutdown of our manufacturing operation in Dijon, France. These expenses were anticipated but not accruable when the plans were announced.

A summary of the restructuring activity is outlined in the table below:

                                        2005                2006                2007                2008
                                    Restructuring       Restructuring       Restructuring       Restructuring
                                     Initiatives         Initiatives         Initiatives         Initiatives            Total
----------------------------------------------------------------------------------------------------------------------------------
Balance
  December 31, 2006                $          1.4      $         13.5      $            -      $            -      $         14.9
----------------------------------------------------------------------------------------------------------------------------------
2007 charges                                 (0.2)(1)             2.4                 4.0                   -                 6.2
Non-cash items                                  -                (0.3)(2)               -                   -                (0.3)
Cash payments                                (1.0)              (11.5)               (0.6)                  -               (13.1)
Currency translation adjustments              0.1                 0.7                   -                   -                 0.8
----------------------------------------------------------------------------------------------------------------------------------
Balance
  December 31, 2007                $          0.3      $          4.8      $          3.4      $            -      $          8.5
----------------------------------------------------------------------------------------------------------------------------------
1st Quarter charges                             -                 0.3 (3)             1.6                 1.6                 3.5
Non-cash items                                  -                   -                   -                   -                   -
Cash payments                                   -                (1.2)               (0.6)               (0.9)               (2.7)
Currency translation adjustments                -                 0.4                   -                   -                 0.4
Balance
March 31, 2008                     $          0.3      $          4.3      $          4.4      $          0.7      $          9.7
2nd Quarter charges                             -                   - (4)             1.6                   -                 1.6
Non-cash items                                  -                   -                   -                   -                   -
Cash payments                                   -                (0.8)               (2.0)               (0.2)               (3.0)
Currency translation adjustments                -                (0.2)                  -                   -                (0.2)
----------------------------------------------------------------------------------------------------------------------------------
Balance
  June 30, 2008                    $          0.3      $          3.3      $          4.0      $          0.5      $          8.1
----------------------------------------------------------------------------------------------------------------------------------
3rd Quarter charges                             -                 0.3 (3)                                 5.4                 5.7
Non-cash items                                  -                   -                (0.3)(5)               -                (0.3)
Cash payments                                (0.1)               (0.6)               (1.2)               (0.5)               (2.4)
Currency translation adjustments                -                (0.2)                  -                   -                (0.2)
----------------------------------------------------------------------------------------------------------------------------------
Balance
  September 30, 2008               $          0.2      $          2.8      $          2.5      $          5.4      $         10.9
----------------------------------------------------------------------------------------------------------------------------------

(1)  Represents a reduction in estimated severance and other costs.
(2)  Represents asset impairment charge at the Indian Orchard facility.
(3) Represents a charge for severance relating to a restructuring initiative for the manufacturing operation in Dijon, France.
(4) Includes a $0.6 charge related to facility closing costs offset by $0.4 benefit related to a reversal of excess severance accrual relating to the Dijon, France facility and a benefit of $0.2 for the Corporate restructuring initiative for which all payments have been completed.
(5) Represents a write-off of excess raw materials at the Willow Island facility.

5. SHARE-BASED COMPENSATION

For stock options granted before January 1, 2005, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model. For stock options and stock appreciation rights that are settled with common shares ("stock-settled SARS") granted after January 1, 2005, the fair value of each award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model considers characteristics of fair value option pricing that are not available under the Black-Scholes model. Similar to the Black-Scholes model, the binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. However, in addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. For these reasons, we believe that the binomial-lattice model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using Black-Scholes. The assumptions for the nine months ended September 30, 2008 and 2007 are noted in the following table:

        ------------------------------------------------------------------------
                                                        2008            2007
        ------------------------------------------------------------------------
        Expected life (years)                             6.6              6.2
        Expected volatility                              31.0%            27.2%
        Expected dividend yield                          0.76%            0.69%
        Range of risk-free interest rate           2.1% - 3.7%      4.8% - 5.2%
        Weighted-average fair value per option         $17.65           $19.50
        ------------------------------------------------------------------------

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123 (revised
2004), "Share-Based Payment", ("SFAS 123R") specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2008 is presented below.

                                                     Weighted       Weighted
                                                      Average        Average
                                                     Exercise       Remaining      Aggregate
  Options and Stock-Settled SARS      Number of        Price       Contractual     Intrinsic
             Activity:                  Units        Per Unit     Life (Years)       Value
-----------------------------------------------------------------------------------------------
     Outstanding at January 1, 2008      3,600,932         $38.35
                            Granted        556,652          52.62
                          Exercised      (397,614)          30.29
                          Forfeited       (68,663)          48.76
-----------------------------------------------------------------------------------------------
  Outstanding at September 30, 2008      3,691,307         $41.18            5.7          $17.8
-----------------------------------------------------------------------------------------------
  Exercisable at September 30, 2008      2,620,958         $35.98            4.5          $17.8
-----------------------------------------------------------------------------------------------


                                                          Weighted
                                                           Average
                                                           Grant
  Nonvested Options and Stock-Settled      Number of      Date Fair
                  SARS:                      Units          Value
----------------------------------------------------------------------
            Nonvested at January 1, 2008      1,048,662         $19.09
                                 Granted        556,652          17.65
                                  Vested      (494,152)          18.77
                               Forfeited       (40,813)          18.80
----------------------------------------------------------------------
         Nonvested at September 30, 2008      1,070,349         $18.47
----------------------------------------------------------------------


During the nine months ended September 30, 2008, we granted 556,652 shares of stock-settled SARS and stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the nine months ended September 30, 2008 and 2007 was $17.65 and $19.50 per share, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2008 and 2007 was $10.7 and $24.9, respectively. Treasury shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the nine months ended September 30, 2008 and 2007 was $9.3 and $9.1, respectively.

As of September 30, 2008, there was $8.8 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.6 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of September 30, 2008 and December 31, 2007 was approximately $0.4 and $0.3, respectively.

Cash received (for stock options only) and the tax benefit realized from stock options and stock-settled SARS exercised were $10.8 and $3.3 for the nine months ended September 30, 2008 and $31.8 and $9.1 for the nine months ended September 30, 2007, respectively. Cash used to settle cash-settled SARS was $0.1 and $0.8 for the nine months ended September 30, 2008 and 2007, respectively. The liability related to our cash-settled SARS was $2.2 at September 30, 2008 and $4.3 at December 31, 2007.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. During the nine months ended September 30, 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which relate to the 2010 performance period. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended September 30, 2008 and 2007 was $0.3 and $0.1, respectively, and for nine months ended September 30, 2008 and 2007 was $1.0 and $0.3, respectively.

As of September 30, 2008 and December 31, 2007, our additional paid-in capital pool ("APIC Pool") was $66.5 and $63.7, respectively.

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

The following shows the reconciliation of weighted-average shares:

                                               Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                      -------------------------------------------------------
                                            2008           2007           2008        2007
---------------------------------------------------------------------------------------------
Weighted average shares outstanding:     47,818,864    48,186,403     47,925,085   48,166,828
Effect of dilutive shares:
    Options and stock-settled SARS          608,625     1,118,913        745,361    1,055,141
    Restricted Stock                         12,517        25,267         10,826       24,145
---------------------------------------------------------------------------------------------
Adjusted average shares outstanding      48,440,006    49,330,583     48,681,272   49,246,114
=============================================================================================

Outstanding stock options to purchase 70,960 and 35,068 shares of common stock as of September 30, 2008 and 2007, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 998,885 and 508,945 of outstanding stock-settled SARS as of September 30, 2008 and 2007, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

7. INVENTORIES

Inventories consisted of the following:

                --------------------------------------------------------
                                           September 30,    December 31,
                                                2008            2007
                --------------------------------------------------------
                Finished goods                   $430.1          $362.1
                Work in process                    46.7            35.4
                Raw materials and supplies       133.0           122.5
                ---------------------------------------------------------
                Total inventories                $609.8          $520.0
                ---------------------------------------------------------

8. DEBT

Long-term debt, including the current portion, consisted of the following:

=====================================================================================================
                                              September 30, 2008             December 31, 2007
-----------------------------------------------------------------------------------------------------
                                              Face      Carrying Value      Face         Carrying
                                                                                          Value
-----------------------------------------------------------------------------------------------------
Five-year revolving credit due June 2012    $     120.0    $     120.0             -               -
6.75% Notes Due March 15, 2008                        -              -         100.0            99.9
5.5% Notes Due October 1, 2010                    250.0          249.9         250.0           249.8
4.6% Notes Due July 1, 2013                       200.0          201.1         200.0           201.2
6.0% Notes Due October 1, 2015                    250.0          249.5         250.0           249.5
Other                                               4.5            4.5           6.3             6.3
-----------------------------------------------------------------------------------------------------
                                            $     824.5    $     825.0    $    806.3     $     806.7
Less: Current maturities                           (1.5)          (1.5)       (101.5)         (101.4)
-----------------------------------------------------------------------------------------------------
Long-term Debt                              $     823.0    $     823.5    $    704.8     $     705.3
=====================================================================================================

In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $120.0 at September 30, 2008 and none at December 31, 2007. This facility contains covenants that are customary for such facilities.

The weighted-average interest rate on all of our debt outstanding as of September 30, 2008 and 2007 was 4.96% and 5.01%, respectively. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2008 and 2007 was 3.88% and 4.69%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2008 and December 31, 2007, the aggregate environmental related accruals were $99.7 and $109.7, respectively. As of September 30, 2008 and December 31, 2007, $7.4 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2008 and 2007 was $1.6 and $1.0, respectively, and for the nine months ended September 30, 2008 and 2007 was $3.9 and $3.1, respectively.

As discussed in note 3, we divested our water treatment and acrylamide product lines to Kemira in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in first quarter 2008 and we adjusted our reserves accordingly. We also adjusted our reserves for certain other sites based on new information or changes in remedial plans during the year. Overall, our adjustments resulted in a net increase of $0.3 and a net reduction of $0.1 in our environmental accruals for the three and nine months ended September 30, 2008, respectively.

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

As of September 30, 2008 and December 31, 2007, the aggregate self-insured and insured contingent liability was $70.7 and $70.1, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $35.5 at September 30, 2008 and $37.6 at December 31, 2007. The asbestos liability included in the above amounts at September 30, 2008 and December 31, 2007 was $53.8 and $53.9, respectively, and the insurance receivable related to the liability as well as claims for past payments was $33.5 at September 30, 2008 and $35.6 at December 31, 2007. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

----------------------------------------------------------------------------------------------------
                                                                       Nine
                                                                   Months Ended      Year Ended
                                                                  September 30,     December 31,
                                                                       2008             2007
                                                                  --------------    ------------
Number of claimants at beginning of period                             8,200            8,600
Number of claimants associated with claims closed during period         (200)            (700)
Number of claimants associated with claims opened during period          100              300
                                                                  --------------    ------------
Number of claimants at end of period                                   8,100            8,200
--------------------------------------------------------------------------------    ------------

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

At September 30, 2008, we were among several defendants in approximately 10 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead-based paint; and plaintiffs' attorneys' fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. We have not recorded a loss contingency for these cases.

In July 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 5 similar cases in Wisconsin as of September 30, 2008, which are currently stayed, and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court's dismissal of the plaintiff's strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 5 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases is immaterial, both individually and in the aggregate, and accordingly no loss contingency has been recorded. In March 2008, the Wisconsin Supreme Court granted plaintiff's petition for certiorari in this case.

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

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2008 and 2007 are as follows:

                                                     Three Months Ended          Nine months ended
                                                       September 30,               September 30,
                                                    2008           2007           2008           2007
---------------------------------------------------------------------------------------------------------
Net earnings                                     $     46.3     $     52.4     $    152.0     $    158.9
Other comprehensive income (loss):
  Accumulated pension liability, net of tax (1)        (5.9)          (3.0)          (5.8)          14.8
  Unrealized gains/(losses) on cash flow hedges,
   net of tax                                         (18.6)           5.2           (7.2)          12.7
  Foreign currency translation adjustments            (93.3)          46.4          (32.7)        60.1(2)
---------------------------------------------------------------------------------------------------------
Comprehensive income                             $    (71.5)    $    101.0     $    106.3     $    246.5
=========================================================================================================

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

11. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2008 was a tax provision of 33.3% ($23.1) and 31.9% ($71.1), respectively, compared to a tax provision of 26.0% ($18.4) and 27.1% ($59.1) for the three and nine months ended September 30, 2007. The 2008 effective tax rate for the quarter and year to date was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the expiration of the U.S. R&D tax credit effective December 31, 2007. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility. Excluding the accelerated depreciation charge discussed above, the underlying estimated annual tax rate for the nine months ended September 30, 2008 was 31.2% excluding accrued interest on unrecognized tax benefits, with an underlying tax rate of 31.7% including such interest.

On October 3, 2008, the U.S. Government signed into law the Emergency Economic Stabilization Act of 2008 (Division A), the Energy Improvement and Extension Act of 2008 (Division B), and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (Division C) (collectively "the Act"). The Act reinstated the U.S. R&D tax credit retroactively to January 1, 2008. However, since this legislation was not officially enacted until October 3, 2008, we excluded the benefits of the U.S. R&D tax credit in our tax provision for three and nine months ended September 30, 2008. The reinstatement of the R&D tax credit will likely reduce our underlying tax rate for ongoing operations to a range of 31.0% to 31.5%.

The 2007 effective rate for the quarter and year to date includes a benefit of $3.5 as a result of enacted tax legislation that lowered the 2008 German corporate tax rate which led to a corresponding adjustment to our deferred tax liabilities. It also included a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. In addition, the year to date rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives.

In January 2008, the Norwegian Supreme Court ("NSC") denied our request to reconsider a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($14.5). After giving effect for payments previously remitted with respect to this issue, we have a remaining tax liability of Norwegian krone 18.4 ($3.2) on our balance sheet of which approximately 7.0 Norwegian krone ($1.2) relates to pre-2005 taxable periods which is expected to be paid within twelve months, with the balance to be paid in subsequently filed tax returns.

In 2006, the state of Maryland assessed a tax deficiency against a U.S. subsidiary asserting nexus with the state. We subsequently filed a judicial notice to proceed to trial with the Maryland Tax Court in opposing the deficiency. In the third quarter of 2008, we settled this case and paid a final assessment of $1.0 plus accrued interest against a previously recorded liability for this matter.

The amount of unrecognized tax benefits at December 31, 2007 was $42.4 (gross) of which $23.9 would impact our effective tax rate, if recognized. As of September 30, 2008, the amount of unrecognized tax benefits is $39.7 (gross) of which $19.8 would impact our effective tax rate, if recognized. During the first nine months of 2008, our unrecognized tax benefits were reduced by approximately $5.2 as result of the aforementioned Norway decision and Maryland settlement, and increased by approximately $2.5 due to current year tax accruals and the impact of foreign exchange.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. As of December 31, 2007, we had recorded a liability for the payment of interest and penalties, (gross), of approximately $6.3 which increased by $0.4 due to current year activity and the impact of foreign exchange, thus resulting in a liability for the payment of interest and penalties of $6.7 as of September 30, 2008.

12. OTHER FINANCIAL INFORMATION

On July 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, paid on August 25, 2008 to shareholders of record as of August 11, 2008. Cash dividends paid in the third quarter of 2008 and 2007 were $6.0 and $4.8, respectively, and for the nine months ended September 30, 2008 and 2007 were $17.9 and $14.4, respectively. On October 16, 2008 the Board of Directors declared a $0.125 per common share cash dividend, payable on November 25, 2008 to shareholders of record as of November 10, 2008.

Income taxes paid for the nine months ended September 30, 2008 and 2007 were $53.0 and $45.4, respectively. Interest paid for the nine months ended September 30, 2008 and 2007 was $28.8 and $31.5, respectively. Interest income for the nine months ended September 30, 2008 and 2007 was $1.8 and $1.1, respectively.

13. SEGMENT INFORMATION

Summarized segment information for our four segments for the three and nine months ended September 30 is as follows:

                                      Three Months Ended                  Nine Months Ended
                                         September 30,                      September 30,
                                   -------------------------          -------------------------
                                      2008           2007                2008           2007
                                   ----------     ----------          -----------    ----------
Net sales
---------
Cytec Surface Specialties          $    434.0     $    413.0          $   1,356.6    $  1,237.0
Cytec Performance Chemicals
  Sales to external customers           198.9          180.7                583.0         544.6
  Intersegment sales                      0.3            1.1                  1.1           4.8
Cytec Engineered Materials              191.2          162.2                584.5         492.3
Building Block Chemicals
  Sales to external customers           138.9          119.2                417.6         328.7
  Intersegment sales                      3.6            8.8                 15.9          26.8
                                    ---------      ---------           ----------     ---------
Net sales from segments                 966.9          885.0              2,958.7       2,634.2
Elimination of intersegment revenue     (3.9)          (9.9)               (17.0)        (31.6)
                                    ---------      ---------           ----------     ---------
Net sales                          $    963.0     $    875.1          $   2,941.7    $  2,602.6
===============================================================================================


                                             % of                % of                % of                % of
                                              sales               sales               sales               sales
                                             -------             -------             -------             -------
Earnings (loss) from operations
-------------------------------
Cytec Surface Specialties (1)      $    22.2      5%   $    31.2      8%   $    64.6      5%   $     79.7     6%
Cytec Performance Chemicals             28.2     14%        18.3     10%        62.9     11%         54.9    10%
Cytec Engineered Materials              37.9     20%        28.8     18%       124.2     21%         96.2    20%
Building Block Chemicals                (1.3)    -1%         9.4      7%        11.1      3%         16.6     5%
                                    ---------           ---------           ---------           ---------
Earnings from segments                  87.0      9%        87.7     10%       262.8      9%        247.4     9%
Corporate and Unallocated (2)           (7.2)               (5.6)              (14.3)                 1.5
                                    ---------           ---------           ---------           ---------
Earnings from operations           $    79.8      8%   $    82.1      9%   $   248.5      8%   $    248.9    10%
================================================================================================================

     (1) 2008 includes pre-tax charges of $1.4 and $4.2 for the three and nine months ended September 30, 2008, respectively, for incremental accelerated depreciation in relation to our planned exit of Radcure manufacturing assets at our leased facility in Pampa, Texas.

     (2) For the three and nine months ended September 30, 2008, Corporate and Unallocated includes pre-tax charges of $5.7 and $10.8, respectively, for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments. In the third quarter of 2007 Corporate and Unallocated includes a net restructuring charge of $2.8 for costs related to the shut down of a manufacturing facility in France and restructuring of our polymer additive manufacturing facility in Willow Island and our liquid coating resins manufacturing facility in Wallingford. For nine months 2007, Corporate and Unallocated includes a restructuring charge of $5.4 for the aforementioned items and a $15.7 gain as a result of completion of the second phase of the sale of our water treatment chemicals and acrylamide product lines to Kemira.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

----------------------------------------------------------------------------------------------------
                                Cytec                      Cytec
                              PerformanceCytec Surface   Engineered
                               Chemicals   Specialties    Materials      Corporate        Total
----------------------------------------------------------------------------------------------------
Balance, December 31, 2007   $       93.3   $     769.7    $     241.1    $       0.7    $   1,104.8
Currency exchange                   (5.3)         (7.6)              -              -         (12.9)
----------------------------------------------------------------------------------------------------
Balance, September 30, 2008  $       88.0   $     762.1    $     241.1    $       0.7    $   1,091.9
====================================================================================================

Other acquisition intangibles consisted of the following major classes:

                    Weighted
                      average      Gross carrying value        Accumulated amortization         Net carrying value
                     useful   ------------------------------------------------------------------------------------------
                       life   September 30,   December 31,  September 30,   December 31,  September 30,   December 31,
                      (years)       2008           2007           2008           2007           2008           2007
------------------------------------------------------------------------------------------------------------------------
Technology-based          15.1    $      55.7    $      57.2    $    (27.4)    $    (25.1)    $      28.3    $      32.1
Marketing-related        < 2.0            2.1            2.1          (2.1)          (2.1)              -              -
Marketing-related         15.5           65.2           65.7         (20.5)         (17.7)           44.7           48.0
Marketing-related         40.0           47.9           48.9          (2.7)          (1.8)           45.2           47.1
Customer-related          15.0          444.8          449.9        (113.7)         (92.6)          331.1          357.3
------------------------------------------------------------------------------------------------------------------------
Total                             $     615.7    $     623.8    $   (166.4)    $   (139.3)    $     449.3    $     484.5
========================================================================================================================

Amortization of acquisition intangibles for the three months ended September 30, 2008 and 2007 was $10.0 and $9.7, respectively, and for the nine months ended September 30, 2008 and 2007 was $30.4 and $28.6, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the currency exchange rates remain constant, the estimated amortization of acquisition intangibles for the fiscal years 2008 and 2009 is $40.5, for the years 2010 and 2011 is $40.4, and for the years 2012 and 2013 is $40.3 and $39.5, respectively.

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Derivative Financial Instruments

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2008, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $80.8. Of this total, $68.1 was attributed to the net exposure in forward selling of U.S. dollars. The remaining $12.7 was the net exposure in forward selling of Euros, translated into U. S.
dollar equivalent amounts. The net (unfavorable)/favorable fair values of currency contracts, based on forward exchange rates at September 30, 2008 and December 31, 2007 were $(2.3) and $1.3, respectively.

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (Euro loans) held by U.S. entities. The loan amounts are (euro)207.9 and (euro)207.9 due October 1, 2010 and October 1, 2015, respectively. Because the Euro loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to the U.S. dollar ("USD"). We hedged this foreign exchange exposure by entering into cross currency swaps with notional amounts of (euro)207.9 ($250.0) that settle on October 1, 2010 and October 1, 2015, respectively. At the initial principal exchange, we paid $500.0 and received (euro)415.8 from counterparties. At the final exchanges we will pay (euro)207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

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

At September 30, 2008, the unfavorable fair values of the five and ten year swaps were $36.0 and $25.0, respectively, and at December 31, 2007, the unfavorable fair values of the five and ten year swaps were $39.8 and $31.4, respectively. As long as the Euro loans remain outstanding, we will reclassify amounts out of accumulated other comprehensive income to the income statement to offset the amount of foreign exchange gain or loss on the remeasurement of the Euro loans recorded each period. The amount of such reclassification will depend on changes in the USD/Euro exchange rate occurring during the period. There were no amounts reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2008 and during the fiscal year 2007 relating to discontinuance of this hedging relationship.

Commodity Hedging Activities

At September 30, 2008, we held natural gas swaps with an unfavorable fair value of $10.5 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through September 2009 as the hedged natural gas purchases affect earnings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives is outlined in the table below:

       Description          September 30,  Significant Other
                                2008       Observable Inputs
                                Total        (Level 2)
------------------------------------------------------------
        Currency forwards       $(2.3)         $(2.3)

      Cross currency swap       (61.0)         (61.0)
         Natural gas swap       (10.5)         (10.5)
------------------------------------------------------------
                    Total      $(73.8)        $(73.8)
------------------------------------------------------------

As of September 30, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. For more information regarding our hedging activities and derivative financial instruments, refer to Note 8 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

                                    Pension Plans             Postretirement Plans
                              --------------------------    -------------------------
                                         Three Months Ended September 30,
                              -------------------------------------------------------
                                 2008          2007           2008          2007
-------------------------------------------------------------------------------------
Service cost                  $       2.6   $       4.5    $      0.3    $       0.3
Interest cost                        12.1          10.4           3.0            3.0
Expected return on plan assets      (11.6)        (11.6)         (1.0)          (0.8)
Net amortization and deferral         4.4           3.1          (2.6)          (2.5)
                               -----------   -----------    ----------    -----------
Net periodic cost             $       7.5   $       6.4    $     (0.3)   $       0.0
=====================================================================================


                                          Nine months ended September 30,
                              -------------------------------------------------------
                                  2008          2007          2008           2007
-------------------------------------------------------------------------------------
Service cost                  $       7.9   $      14.6    $      0.9    $       0.9
Interest cost                        35.7          32.8           9.1           10.2
Expected return on plan assets      (35.7)        (33.4)         (3.0)          (3.2)
Net amortization and deferral         9.5          11.0          (7.8)          (7.7)
Curtailments/settlements (1)            -           3.3             -              -
                               -----------  ------------   -----------   ------------
Net periodic cost             $      17.4   $      28.3    $     (0.8)   $       0.2
=====================================================================================

     (1) Primarily represents a settlement charge related to the transfer of plan assets and liabilities in the Netherlands related to the sale of the water treatment and acrylamide product lines, which was charged against the gain on sale.

We disclosed in our 2007 Annual Report on Form 10-K that we expected to contribute $32.6 and $16.6, respectively, to our pension and postretirement plans in 2008. Through September 30, 2008, $18.0 and $11.2 in contributions were made, respectively.

In September 2008, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2008, as well as the related 2008 pension expense. As a result, we recorded a charge of $2.4 to our third quarter 2008 consolidated statement of income to reflect the year-to-date increase in expense, and we also recorded an increase of $9.5 to our U. S. pension liabilities, with a corresponding decrease of $5.8 in accumulated other comprehensive income ("AOCI") and an adjustment to deferred taxes for $3.7 to reflect the revised funded status.

In March 2007, we announced a change to our U.S. salaried pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was estimated and recorded in the first quarter 2007, and adjusted later in the year, resulting in a decrease in our pension liabilities of $12.2, with a corresponding increase in AOCI of $7.5 and an adjustment to deferred taxes of $4.7. The curtailment had an immaterial effect on our 2007 consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158") and accordingly, the liabilities and assets for the affected plans were remeasured as of March 31, 2007. The remeasurement resulted in a further decrease to pension liabilities of approximately $6.1, with a corresponding increase of $3.7 in AOCI, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007. Finally, in September 2007, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2007. As a result, we recorded an increase of $6.8 to our U.S. pension liabilities, with a corresponding decrease of $4.1 in AOCI and an adjustment to deferred taxes for $2.7, to reflect the funded status at January 1, 2007 as determined by the actuarial valuation.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)" ("SFAS 158"), which we adopted in the fourth quarter of 2006 except for the measurement date requirement. Until January 1, 2008, we used a measurement date of November 30 for the majority of our non-U.S. defined benefit pension plans. The provisions of SFAS 158 requiring that the measurement date be the same as the date of the consolidated balance sheet became effective as of January 1, 2008 and requires us to change our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November 30. SFAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. We chose to adopt the measurement date requirement in 2008 using the 13-month approach. Under this approach, we will record an additional one month of net periodic benefit cost covering the period between the previous measurement date of November 30, 2007 and December 31, 2007 as an adjustment to equity in the fourth quarter of 2008. We do not expect the adjustment to equity to have a material impact on our consolidated financial statements.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. In conjunction with the above mentioned change to our U.S. salaried pension plans, we discontinued the U.S. profit growth sharing plan effective December 31, 2007 for all U.S. salaried and nonbargaining unit employees. All such employees participated in an enhanced savings plan effective on the same date. Contributions to the savings plans are based on matching a percentage of employees' contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2008 and 2007 were $6.4 and $4.2, respectively, and for the nine months ended September 30, 2008 and 2007 were $21.4 and $15.2, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

We are a global specialty chemicals and materials company and sell our products to diverse major markets for aerospace, adhesives, automotive and industrial coatings, chemical intermediates, inks, mining and plastics. We operate in four major segments: Cytec Surface Specialties, Cytec Performance Chemicals, Cytec Engineered Materials and Building Block Chemicals. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis.

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

Quarter Ended September 30, 2008, Compared With Quarter Ended September 30, 2007

Consolidated Results

Net sales for the third quarter of 2008 were $963.0 compared with $875.1 for the third quarter of 2007. Overall, sales were up 10% with volumes declining 4%, price increases of 10%, and changes in exchange rates increasing sales 4%. Cytec Surface Specialties sales were up 5% primarily due to the favorable impact of exchange rate changes and higher selling prices partially offset by lower volumes. Cytec Performance Chemicals sales were up 10% primarily due to higher selling prices and changes in exchange rates partially offset by slightly lower volumes. Cytec Engineered Materials sales were up 18% primarily due to higher volumes and selling price increases. Building Block Chemicals sales increased 17% primarily due to higher selling prices partially offset by lower volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $765.8 or 79.5% of sales in the third quarter of 2008, compared with $683.8, or 78.1% of sales in the third quarter of 2007. The $82.0, or 1.4% increase in manufacturing cost as a percent of sales, is primarily due to $78.4 of higher raw material prices, $11.9 due to higher manufacturing costs primarily due to inflation, and $24.8 due to changes in exchange rates partially offset by $25.6 due to the lower selling volumes and $7.9 related to higher fixed cost absorption into inventory as production exceeded demand. The third quarter of 2008 includes $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production. The third quarter of 2008 includes a restructuring charge of $1.5 primarily related to restructuring our Specialty Chemical segments. The third quarter of 2007 includes a restructuring charge of $2.7 related to our Specialty Chemical segments. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services was $57.4 in the third quarter of 2008 versus $52.3 in the third quarter of 2007. Most of the increase was due to inflationary costs, changes in exchange rates of $1.9, and restructuring costs of $2.7.

Research and process development was $19.2 versus $18.0 in the prior year which includes increased technology spending of $0.8 in our Cytec Engineered Materials segment and changes in exchange rates of $0.6.

Administrative and general expenses were $30.8 versus $29.2 in the prior year. The increase is primarily attributable to restructuring costs of $1.4 and changes in exchange rates of $1.0.

Amortization of acquisition intangibles was $10.0 in the third quarter of 2008 versus $9.7 in the third quarter of 2007 with the increase due to changes in exchange rates.

Other income (expense), net was expense of $2.1 in the third quarter of 2008 compared with expense of $1.4 in the third quarter of 2007. The increase in expense is primarily due to unfavorable foreign currency transaction exchange of $0.4 and increased legal spending of $0.7 versus the third quarter of 2007.

Equity in earnings of associated companies was $0.4 versus $0.5 in the prior year.

Interest expense, net was $8.7 compared with $10.4 in the prior year. The decrease resulted primarily from lower average outstanding debt balances and lower cost of borrowing versus 2007.

The effective tax rate for the quarter ended September 30, 2008 was a tax provision of 33.3% ($23.1) compared to 26.0% ($18.4) for the quarter ended September 30, 2007. The 2008 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions and the expiration of the U.S. R&D tax credit effective December 31, 2007. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility. Excluding the impact of the accelerated depreciation charge discussed above, the underlying estimated annual tax rate for the quarter ended September 30, 2008 was 31.2% excluding accrued interest on unrecognized tax benefits, with an underlying tax rate of 31.7% including such interest.

On October 3, 2008, the U.S. Government signed into law the Emergency Economic Stabilization Act of 2008 (Division A), the Energy Improvement and Extension Act of 2008 (Division B), and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (Division C) (collectively "the Act"). The Act reinstated the U.S. R&D tax credit retroactively to January 1, 2008. However, since this legislation was not officially enacted until October 3, 2008, we excluded the benefits of the U.S. R&D tax credit in our tax provision for three months ended September 30, 2008. The reinstatement of the R&D tax credit will likely reduce our underlying tax rate for ongoing operations to a range of 31.0% to 31.5%.

The effective tax rate for the quarter ended September 30, 2007 includes a benefit of $3.5 as a result of enacted tax legislation that lowered the 2008 German corporate tax rate which led to a corresponding adjustment to our deferred tax liabilities. Partially offsetting this benefit was a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. Excluding the impact of these two items, the underlying rate for the three months ended September 30, 2007 was 29.7% excluding accrued interest on unrecognized tax benefits, with an underlying rate of 30.25% including such interest.

Net earnings for the third quarter of 2008 were $46.3 ($0.96 per diluted share), a $6.1 decrease from net earnings of $52.4 ($1.06 per diluted share) in the same period in 2007. Included in the third quarter of 2008 was $4.0 of after-tax restructuring costs primarily related to our Surface Specialties segment and a $0.9 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas Surface Specialties manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities. Included in the third quarter of 2007 was $2.8 after-tax restructuring charge principally related to manufacturing costs of sales with $1.3 related to restructuring of our Performance Chemicals polymer additive manufacturing operations in West Virginia, $0.8 related to restructuring our Surface Specialties liquid coating resins manufacturing facility in Connecticut and $0.7 related to the shutdown of our Surface Specialties manufacturing operations in Dijon, France facility.

Segment Results

In accordance with our policy for segment reporting, restructuring costs are included in our corporate and unallocated operating results consistent with management's view of its businesses.

Year-to-year comparisons and analyses of changes in net sales to external customers by product line segment and region are set forth below.

Cytec Surface Specialties

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                   $89.0     $89.0         -        9%       -9%         -
Latin America                    20.9      18.1       15%        7%        2%        6%
Asia/Pacific                     85.7      72.6       18%        7%        4%        7%
Europe/Middle East/Africa       238.4     233.3        2%         -       -7%        9%
                           ------------------------------------------------------------
Total                          $434.0    $413.0        5%        3%       -5%        7%
=======================================================================================

Overall sales were up 5%. Selling volumes declined 5% with volumes up in Latin America and Asia/Pacific but were more than offset by declines in North America and Europe where we experienced weaker demand especially in the automotive and construction market sectors. Volumes were down in all product lines except Radcure which was flat. Overall selling prices were up 3% with increases in all product lines except powders where they were flat primarily due to price competition. Changes in exchange rates increased sales by 7%.

Earnings from operations were $22.2, or 5% of sales in 2008, down from $31.2, or 8% of sales, in 2007. Earnings were positively impacted $14.0 due to higher selling prices, $2.5 by changes in exchange rates, and $1.3 due to higher fixed cost absorption into inventory due to the lower demand at the end of the quarter. Earnings were negatively impacted $15.4 due to higher raw material costs, $8.6 due to lower selling volumes, $1.3 higher manufacturing and operating costs, and $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Cytec Performance Chemicals

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                   $68.9     $65.7        5%        7%       -2%         -
Latin America                    32.9      31.8        3%       12%      -10%        1%
Asia/Pacific                     39.0      30.7       27%       18%        6%        3%
Europe/Middle East/Africa        58.1      52.5       11%        6%       -3%        8%
                           ------------------------------------------------------------
Total                          $198.9    $180.7       10%        9%       -2%        3%
=======================================================================================

Overall sales increased 10%. Selling volumes decreased 2% with lower volume across all businesses except mining chemicals which had a 16% increase due to continued strong demand, sales of new products and new business. Selling volumes were down in all regions except Asia/Pacific where we had strong mining chemical sales. Overall selling prices increased 9% with increases across all product lines and regions. Changes in exchange rates increased sales by 3%.

Earnings from operations were $28.2, or 14% of sales in 2008, up from $18.3, or 10% in 2007. Earnings were positively impacted $16.7 by higher selling prices, $0.5 by positive product mix, $2.1 due to higher fixed cost absorption into inventory principally due to the timing of production campaigns, $0.9 due to lower operating costs, and $1.5 due to changes in exchange rates. Earnings were negatively impacted $11.6 due to higher raw material costs.

Cytec Engineered Materials

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                  $117.4    $104.9       12%        2%       10%         -
Latin America(1)                  0.4       0.2         -         -         -         -
Asia/Pacific                     14.6      12.9       13%         -       13%         -
Europe/Middle East/Africa        58.8      44.2       33%        4%       29%         -
                           ------------------------------------------------------------
Total                          $191.2    $162.2       18%        3%       15%
=======================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 18% primarily due to a 15% increase in selling volumes with increases in all regions and across most market sectors principally lead by volume increases in the business/regional jet and large commercial aircraft sectors. Selling prices were up 3% overall with increases across most market sectors and regions.

Earnings from operations were $37.9 or 20% of sales in 2008, up from $28.8, or 18% of sales in 2007. The $9.1 increase in earnings was positively impacted $13.0 due to higher volumes, $4.2 due to higher selling prices, and $1.7 due to higher fixed cost absorption into inventory due to increased production levels. Earnings were negatively impacted by $1.5 due to higher raw material costs, $6.8 due to higher manufacturing costs primarily related to the higher production volumes, and $1.0 due to higher operating costs primarily related to increased investments in research and development. Earnings were negatively impacted $0.5 due to changes in exchange rates.

Building Block Chemicals

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price  Volume/Mix  Currency
---------------------------------------------------------------------------------------
North America                  $109.1     $65.6       66%      73%        -7%         -
Latin America(1)                  1.7       1.3         -        -          -         -
Asia/Pacific                        -      11.7     -100%               -100%         -
Europe/Middle East/Africa        28.1      40.6      -31%      19%       -50%         -
                           ------------------------------------------------------------
Total                          $138.9    $119.2       17%      47%       -30%         -
=======================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 17% primarily due to higher selling prices of 47% to offset raw material price increases. Overall selling volumes were down 30% primarily due to significantly lower acrylonitrile volumes. We are seeing demand destruction in acrylic fibers primarily in Asia and Europe due to high costs for acrylonitrile. In North America, selling volumes were impacted by weak demand and the effect of hurricane activity on our customers.

Loss from operations was $1.3 compared to earnings of $9.4 or 8% of sales in 2007. Loss was positively impacted by a $56.0 increase in selling prices and $3.0 of higher fixed cost absorption into inventory due to higher production than demand primarily in the acrylonitrile product line. Earnings in 2008 were negatively impacted $50.0 due to higher raw material costs, $15.7 related to lower selling volumes, and $4.3 of higher manufacturing costs primarily due to lower acid regeneration operations and costs related to hurricane Gustav.

Nine months ended September 30, 2008, Compared With Nine months ended September 30, 2007

Consolidated Results

Net sales for the first nine months of 2008 were $2,941.7 compared with $2,602.6 for the prior year period. Overall, sales were up 13% with volumes up 1%, price increases of 7%, and changes in exchange rates increasing sales 5%. In the Cytec Surface Specialties segment, sales increased 10% primarily as a result of changes in exchange rates and selling price increases partially offset by lower selling volumes. The Cytec Performance Chemicals segment sales increased 7% due to higher selling prices and changes in exchange rates partially offset by lower selling volumes due to the completion of a resale agreement related to the sale of the water treating chemicals product line in the prior year period. In Cytec Engineered Materials segment, sales increased 19% primarily due to higher selling volumes and prices. Building Block Chemical segment sales were up 27% primarily due to higher selling prices partially offset by lower volumes.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $2,334.6 or 79.4% of sales for the first nine months of 2008 compared with $2,045.6 or 78.6% of sales for the first nine months of 2007. The $289.0 increase in manufacturing costs, or 0.8% increase in manufacturing cost as a percent of sales, is primarily due to $163.0 of higher raw material prices, $112.0 due to changes in exchange rates, and $40.6 related to higher fixed costs due to inflationary increases. These increases were partially offset by $11.4 of higher fixed cost absorption into inventory as production exceeded demand and $13.6 of lower costs related to the completion of the resale agreement for the divestiture of the water treatment product line in the prior year period. The first nine months of 2008 includes $4.2 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production. Included in the first nine months of 2008 was a $5.0 pre-tax restructuring charge primarily related to restructuring charges for various organization restructuring initiatives across both Specialty Chemical segments and restructuring costs at our West Virginia, Connecticut, and French manufacturing operations. Included in the first nine months of 2007 was a $5.0 pre-tax restructuring charge primarily related to restructuring of our French, West Virginia, and Connecticut manufacturing operations. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services was $176.1 in the first nine months of 2008 versus $155.3 in the first nine months of 2007. Most of the increase was due to inflation, exchange rate changes of $9.3, increased spending in our Cytec Engineered Materials segment related to the higher demand levels of $4.2, and a restructuring charge of $3.5.

Research and process development was $62.5 versus $55.5 in the prior year with most of the increase due to inflation, exchange rate changes of $3.0, higher spending in the Cytec Engineered Materials segment of $3.2, and a restructuring charge of $0.6.

Administrative and general expenses were $89.6 versus $84.4 in the prior year with most of the increase due to inflation, exchange rate changes of $4.6, and a restructuring charge of $1.7. The first nine months of 2007 includes a net restructuring charge of $0.4 for administrative and general.

Amortization of acquisition intangibles was $30.4 in the first nine months of 2008 versus $28.6 in the first nine months of 2007 with the increase due to changes in exchange rates.

In the first nine months of 2007 the gain on sale of assets held for sale of $15.7 was attributable to the phase two closing of the water treatment and acrylamide product lines. See Note 3 of the Consolidated Financial Statements for further information.

Other income (expense), net was income of $1.0 in the first nine months of 2008 compared with income of $0.1 in the first nine months of 2007. The increase is primarily due to favorable foreign currency transaction exchange, partially offset by increased legal spending versus the first nine months of 2007.

Equity in earnings of associated companies was $1.4 in the first nine months of 2008 versus $0.9 in the first nine months of 2007.

Interest expense, net was $27.8 in the first nine months of 2008 compared with $31.9 in the first nine months of 2007. The decrease resulted primarily from lower average outstanding debt balances and lower cost of borrowing versus 2007.

The effective tax rate for the nine months ended September 30, 2008 was a tax provision of 31.9% ($71.1) compared to 27.1% ($59.1) for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the expiration of the U.S. R&D tax credit effective December 31, 2007. The effective tax rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility. Excluding the accelerated depreciation charge discussed above, the underlying estimated annual tax rate for the nine months ended September 30, 2008 was 31.2% excluding accrued interest on unrecognized tax benefits, with an underlying tax rate of 31.7% including such interest.

On October 3, 2008, the U.S. Government signed into law the Emergency Economic Stabilization Act of 2008 (Division A), the Energy Improvement and Extension Act of 2008 (Division B), and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (Division C) (collectively "the Act"). The Act reinstated the U.S. R&D tax credit retroactively to January 1, 2008. However, since this legislation was not officially enacted until October 3, 2008, we excluded the benefits of the U.S. R&D tax credit in our tax provision for nine months ended September 30, 2008. The reinstatement of the R&D tax credit will likely reduce our underlying tax rate for ongoing operations to a range of 31.0% to 31.5%.

The effective tax rate for the nine months ended September 30, 2007 includes a benefit of $3.5 as a result of enacted tax legislation that lowered the 2008 German corporate tax rate which led to a corresponding adjustment to our deferred tax liabilities. Partially offsetting this benefit was a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. In addition, the effective tax rate was favorably affected by the relatively low tax expense of $0.4 with respect to a $15.7 gain recorded in the first quarter of 2007 on the second phase of the water business divestiture and changes in U.S. tax laws regarding manufacturing incentives. Excluding these items, the underlying estimated annual tax rate for the nine months ended September 30, 2007 was 29.7% excluding accrued interest on unrecognized tax benefits, with an underlying rate of 30.25% including such interest.

Net earnings for the first nine months of 2008 were $152.0 ($3.12 per diluted share) compared with net earnings for 2007 of $158.9 ($3.23 per diluted share). Included in the first nine months of 2008 was a $7.6 after-tax restructuring charge for various organizational restructuring initiatives across both Surface Specialties and Performance Chemical segments and restructuring costs at our Performance Chemicals manufacturing facility in West Virginia and Surface Specialties manufacturing facilities in Connecticut and France. Included in our 2008 results was a $2.7 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas Surface Specialties manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities. Included in the first nine months of 2007 was $4.8 after-tax expense of restructuring costs primarily related to restructuring of our Surface Specialties manufacturing operations in France and Connecticut and Performance Chemical manufacturing operations located in West Virginia, as well as a $15.3 after-tax gain related to the second phase of the sale of our water treatment chemicals and acrylamide product lines to Kemira.

Segment Results

In accordance with our policy for segment reporting, restructuring costs are included in our corporate and unallocated operating results consistent with management's view of its businesses.

Year-to-year comparisons and analyses of changes in net sales to external customers by product line segment and region are set forth below.

Cytec Surface Specialties

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                  $269.7    $269.1         -        5%       -5%         -
Latin America                    59.8      52.6       14%         -        5%        9%
Asia/Pacific                    246.0     205.6       20%        3%        7%       10%
Europe/Middle East/Africa       781.1     709.7       10%         -       -3%       13%
                           ------------------------------------------------------------
Total                        $1,356.6  $1,237.0       10%        2%       -2%       10%
=======================================================================================

Overall sales were up 10%. Sales volumes were up in Latin America and Asia/Pacific but were more than offset by declines in North America and Europe where we experienced weaker demand especially in the automotive and construction market sectors. Volumes were down in all product lines except Radcure which was up 3%. Overall selling prices increased 2% with higher prices in liquid coating resins and flat pricing in Radcure, which were partially offset by lower selling prices in powder coating resins due to competitive challenges. Changes in exchange rates increased sales by 10%.

Earnings from operations were $64.6, or 5% of sales in 2008, down from $79.7, or 6% of sales in 2007. Earnings were positively impacted $21.0 by increases in selling prices, $8.1 by changes in exchange rates and $1.6 due to higher fixed cost absorption into inventory due to the lower demand. Earnings were negatively impacted $16.6 due to higher raw material costs, $11.2 due to lower selling volumes, $8.5 due to higher manufacturing costs primarily related to inflation and freight costs, and $5.4 due to higher operating costs also due to inflation. Earnings were also negatively impacted in 2008 by $4.2 in incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Cytec Performance Chemicals

                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                  $201.8    $198.4        2%        6%       -4%         -
Latin America                    96.5      93.4        3%        4%       -2%        1%
Asia/Pacific                    107.9      97.2       11%        9%       -1%        3%
Europe/Middle East/Africa       176.8     155.6       14%        4%         -       10%
                           ------------------------------------------------------------
Total                          $583.0    $544.6        7%        5%       -2%        4%
---------------------------------------------------------------------------------------

Overall sales were up 7%. Selling volumes were down 2% primarily due to the completion of a resale agreement related to the sale of the water treating chemicals product line in the prior year and lower volumes across all businesses except mining chemicals which had a 12% increase. Selling volumes were down in most regions except for mining chemicals, which had volume increases across all regions due to strong demand, new products and new business. Overall selling prices increased 5% with increases across all product lines and regions to offset raw materials price increases. Changes in exchange rates increased sales by 4%.

Earnings from operations were $62.9, or 11% of sales in 2008, up from $54.9 or 10% of sales in 2007. Earnings were positively impacted $27.9 by higher selling prices, $3.6 by favorable product mix, $3.2 due to changes in exchange rates, and $1.0 due to higher fixed cost absorption into inventory due to a combination of lower demand and the timing of production campaigns. Earnings were negatively impacted $24.6 due to higher raw material costs, $1.4 due to higher manufacturing costs related to inflation and $1.5 higher operating costs due to increased commercial efforts in mining chemicals and inflation.

Cytec Engineered Materials

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                  $361.2    $311.8       16%        3%       13%         -
Latin America(1)                  1.1       0.9         -         -         -         -
Asia/Pacific                     44.5      36.9       21%        1%       20%         -
Europe/Middle East/Africa       177.7     142.7       25%        2%       22%        1%
                           ------------------------------------------------------------
Total                          $584.5    $492.3       19%        3%       16%         -
=======================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 19%. Selling volumes increased 16% from higher volumes to the business/regional jet and rotorcraft commercial transport market sectors. Net selling prices increased 3% due to price increases across most market sectors and regions.

Earnings from operations were $124.2, or 21% of sales in 2008, up from $96.2, or 20% of sales in 2007. The $28.0 increase in earnings included $46.9 due to higher selling volumes, $12.4 due to higher selling prices, and $3.5 due to increased fixed cost absorption as a result of higher production levels. Earnings were negatively impacted by $6.2 due to higher raw material costs, $18.8 due to higher manufacturing costs primarily related to the higher production volumes, and $8.1 due to higher operating costs of which approximately $5.3 related to increased investments in research and development and technical service costs. Earnings were negatively impacted $1.7 due to changes in exchange rates.

Building Block Chemicals

---------------------------------------------------------------------------------------
                                                                % Change Due to
                                                 Total   ------------------------------
                              2008      2007    % Change   Price   Volume/Mix Currency
---------------------------------------------------------------------------------------
North America                  $295.7    $178.3       66%       60%        6%         -
Latin America(1)                  5.0       2.4         -         -         -         -
Asia/Pacific                     12.9      23.4      -45%        8%      -53%         -
Europe/Middle East/Africa       104.0     124.6      -17%       19%      -36%         -
                           ------------------------------------------------------------
Total                          $417.6    $328.7       27%       41%      -14%         -
=======================================================================================

(1) Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 27%. Selling volumes were down 14% primarily due to lower volumes of acrylonitrile. We are seeing demand destruction in acrylic fibers primarily in Asia and Europe due to high costs for acrylonitrile. Overall selling prices increased 41% to offset higher raw material price increases across all products.

Earnings from operations were $11.1, or 3% of sales in 2008, down from $16.6, or 5% of sales in 2007. Earnings were positively impacted by a $133.6 increase in selling prices and $5.3 of higher fixed cost absorption into inventory due to higher production than demand primarily in acrylonitrile product line. Earnings in 2008 were negatively impacted $115.5 due to higher raw material costs, $17.8 related to lower selling volumes, and $11.7 of higher manufacturing costs of which $3.0 was related to hurricane Gustav and $8.0 was related to lower acid regeneration operations and a maintenance turn-around.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2008 our cash balance was $90.2 compared with $76.8 at December 31, 2007.

Cash flows  provided by operating  activities  were $170.5 in 2008 compared with
$194.5 in 2007. Trade accounts receivable increased $48.7 reflecting the increase in sales while our days sales outstanding remained flat. Inventory increased $97.1 primarily due to higher raw material costs and higher days of inventory on hand. The inventory days was influenced primarily by a slowdown in demand in our Specialty Chemical and Building Block Chemical segments at the latter part of the third quarter for which our operations were not able to adjust production levels to the lower demand by the end of the reporting period. Other liabilities decreased $22.2 which includes pension and other postretirement benefit contributions of $29.2 partially offset by current year accruals of $16.5 and environmental remediation spending of $3.9. Accounts payable increased $39.3 primarily reflecting the increased raw material costs.

Cash flows used in investing activities were $121.0 compared with $35.5 for 2007. In 2007, we received $30.2 related to the divestiture of our water treatment and acrylamide product lines. Capital spending for the first nine months of 2008 was $116.3 mostly related to work on a new carbon fiber line, a prepreg plant in China, and capacity expansions for waterborne and Radcure resins. Total capital spending for 2008 is forecasted to be in a range of $180 to $200.

Net cash flows used by financing activities were $34.7 in 2008 compared with $116.3 in 2007. During the first nine months of 2008, we had net debt borrowings of $15.5, treasury stock repurchases of 908,400 shares for $46.4, and cash dividends of $17.9, which was partially offset by proceeds received on the exercise of stock options of $10.8.

Approximately $45.0 remained authorized under our stock buyback program as of September 30, 2008. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

At September 30, 2008, we have $280.0 of borrowing capacity available under our $400.0 revolving credit facility.

On July 17, 2008 the Board of Directors declared a $0.125 per common share cash dividend, which was paid on August 25, 2008 to shareholders of record as of August 11, 2008. Cash dividends paid in the third quarter of 2008 and 2007 were $6.0 and $4.8, respectively, and for the nine months ended September 30, 2008 and 2007 were $17.9 and $14.4, respectively. On October 16, 2008 the Board of Directors declared a $0.125 per common share cash dividend, which is payable on November 25, 2008 to shareholders of record as of November 10, 2008.

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures and dividends as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and internal cash generation and/or available borrowing capacity.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Excluding the impact of increasing raw materials prices, inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under "Customers and Suppliers" in "Business" in Item 1 in our 2007 Annual Report on Form 10-K.

The portion of our pension and postretirement plan assets invested in equity securities have experienced negative returns in line with the decline in the market. If returns from equity securities remain at the current level, contributions to our pension and other postretirement plans in 2009 could double from the expected full year 2008 contributions of $49.2 million, or could increase further if returns from equity securities continue to deteriorate from current valuation levels.

There were no material changes in contractual obligations from December 31, 2007 to September 30, 2008. Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $39.7 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2008 OUTLOOK

In our October 9 and October 16, 2008 press releases, which were also furnished as exhibits to current reports on Form 8-K, we presented our best estimate of the full year 2008 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially.

The press releases noted above also discussed that our chemical operations are being impacted by weakening market conditions in Europe, North America and Asia. In response to these conditions, we are accelerating our review of company-wide operations to ensure our organization and asset base is consistent with our latest view of the global economy.

In addition, we are expecting to see a slowdown in orders as a result of a strike at one of our major customers in the Engineered Materials segment, although we believe the long-term outlook for the markets served by this segment remain strong.

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

All of our derivatives are valued based on level 2 inputs. Our gas swaps and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurements.

At September 30, 2008, the unfavorable fair values of the five and ten year swaps were $36.0 and $25.0, respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 15 of the Consolidated Financial Statements for additional details on SFAS 157 disclosures.

    ---------------------------------------------------------------------------
                                                          Approximate
                                                           Impact On
                                                    Five and Ten Year Swaps
           Critical Factors            Change       Favorable/(Unfavorable)
                                                      Fair Value Combined
    ---------------------------------------------------------------------------
    Euro interest rate curve            +10%                   $11.2
    ---------------------------------------------------------------------------
    Euro interest rate curve            -10%                   (11.5)
    ---------------------------------------------------------------------------
    USD interest rate curve             +10%                    (8.4)
    ---------------------------------------------------------------------------
    USD interest rate curve             -10%                     8.6
    ---------------------------------------------------------------------------
    Euro/USD exchange rate              +10%                   (64.4)
    ---------------------------------------------------------------------------
    Euro/USD exchange rate              -10%                    64.3
    ---------------------------------------------------------------------------

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

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt; worsening conditions in the financial markets that may affect us, our customers, and suppliers; timely access to capital markets; changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; changes in laws and regulations or their interpretation, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems with our products; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 28, 2008 and incorporated by reference herein. Other 2008 financial instrument transactions include:

Commodity Price Risk: At September 30, 2008, we held natural gas swaps, with an unfavorable fair value of $10.5 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through September 2009 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $2.9 in the value of the swaps.

Interest Rate Risk: At September 30, 2008, our outstanding borrowings consisted of $39.8 of short-term borrowings and $825.0 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $825.0 and $824.5, respectively, and a fair value of approximately $786.5.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2008, interest expense would increase/decrease by approximately $0.4 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2008, the net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $80.8. The net unfavorable fair value of currency contracts, based on forward exchange rates at September 30, 2008, was approximately $2.3. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2008 would decrease by approximately $12.4. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September, 2005, we entered into (euro)207.9 of five year cross currency swaps and (euro)207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 and (euro)207.9 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. The cross currency swaps have been designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany receivables we have with one of our subsidiaries. At September 30, 2008, the unfavorable fair values of the five and ten year swaps were $36.0 and $25.0, respectively. Assuming other factors are held constant, a hypothetical increase of 10% in the euro exchange rate would have an adverse effect of approximately $64.4 on the combined settlement value of the cross-currency swaps.

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At September 30, 2008, we had no designated forward Euro contracts.

Item 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

We continue the process of implementing our Cytec Specialty Chemicals global enterprise-wide planning systems for the acquired business of Surface Specialties. The world-wide implementation is expected to be completed in 2010 and includes changes that involve internal control over financial reporting. Although we expect this implementation to proceed without any material adverse effects, the possibility exists that the migration to our global enterprise-wide planning systems could adversely affect our internal control, our disclosure control and procedures or our results of operations in future periods. We are reviewing each system and site as they are being implemented and the controls affected by the implementation. Appropriate changes have been or will be made to any affected internal control during the implementation. We will test all significant modified controls resulting from the implementation to ensure they are functioning effectively.

As of August 1, 2008, we began utilizing the aforementioned global systems for the acquired Surface Specialties subsidiary in Brazil. We have reviewed the results of the systems implementation and have concluded that it did not have a negative impact on our internal control over financial reporting.

With the exception of the matters discussed above, there were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Information   regarding  legal   proceedings  is  included  in  Note  9  to  the
Consolidated Financial Statements herein and in Note 13 to the Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and the factors noted below, which could materially affect our business, financial condition or future results.

The current global economic weakness coupled with a lack of credit availability from the credit markets could adversely impact our customers and, their ability to pay their accounts receivable to us. The current market conditions could also adversely impact our suppliers and their ability to supply our materials requirements.

We regularly review our customers and suppliers financial viability to determine where we are at risk if they were unable to secure the financing necessary to continue as a going concern. See "Item 1. Business - Customers and Suppliers in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (Currencies in millions, except per share amounts)

During the nine months ended September 30, 2008, we repurchased common stock for $46.4 under our stock buyback program. Approximately $45 remained authorized under the buyback program as of September 30, 2008. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

                                                  Total Number    Approximate
                                                     of Shares     Dollar Value
                                                   Purchased as   of Shares That
                                                      Part of      May Yet Be
                    Total Number                     Publicly       Purchased
                       of Shares    Average Price     Announced     Under the
       Period          Purchased      Per Share       Program        Program
--------------------------------------------------------------------------------
March 1, 2008 -
 March 31, 2008         100,900        $53.62         100,900         $86.0
--------------------------------------------------------------------------------
May 1, 2008 -
 May 31, 2008           142,500        $61.84         142,500         $77.0
--------------------------------------------------------------------------------
June 1, 2008 -
 June 30, 2008          90,000         $58.46         90,000          $72.0
--------------------------------------------------------------------------------
August 1, 2008 -
 August 31, 2008        155,000        $51.36         155,000         $64.0
--------------------------------------------------------------------------------
September 1, 2008 -
 September 30, 2008     420,000        $45.12         420,000         $45.0
--------------------------------------------------------------------------------
    Total               908,400                       908,400
--------------------------------------------------------------------------------

Item 6. EXHIBITS

        (a).    Exhibits

See Exhibit Index on page 35 for exhibits filed with this Quarterly Report on Form 10-Q.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYTEC INDUSTRIES INC.



                                        By: /s/ David M. Drillock
                                        -------------------------
                                        David M. Drillock
                                        Vice President and
                                          Chief Financial Officer



October 30, 2008

Exhibit Index
-------------

12 Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2008 and 2007

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