Form 10-K
period 2008-12-31
CYTEC INDUSTRIES INC/DE/
filed 2009-02-26
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 1-12372

CYTEC INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3268660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No).

Five Garret Mountain Plaza Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 357-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes   ☑     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes   ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes   ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes  ☐     No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☑        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐     No   ☑

At June 30, 2008 the aggregate market value of common stock held by non-affiliates was $2,562,834,622 based on the closing price ($54.18 per share) of such stock on such date.

There were 47,154,734 shares of common stock outstanding on February 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of Proxy Statement for 2009 Annual Meeting of Common Stockholders, dated March 6, 2009.	Parts III, IV

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

Form 10-K

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by us in our Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer’s and Vice President and Chief Financial Officer’s letters to stockholders and stakeholders, respectively, our press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include, among others, statements concerning: our or any of our segments outlook for the future, anticipated results of acquisitions and divestitures, selling price and raw material cost trends, anticipated changes in currency rates and their effects, economic forces within the industry we operate, anticipated costs, target completion dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, future legal settlements and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt; our ability to obtain financing or borrow fully against committed lines, changes in financial conditions or the financial status of our existing lenders markets; changes in global and regional economies; the financial well-being of our customers and the end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; changes in laws and regulations or their interpretation, including those related to taxation and those particular to the purchase, sale, storage and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we or our customers operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms “Cytec,” “Company,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

AVAILABLE INFORMATION

We maintain a website that contains various information on our Company and products. It is accessible at www.Cytec.com. Through our website, stockholders and the general public may access free of charge (other than any connection charges from internet service providers) filings we make with the Securities and Exchange Commission as soon as practicable after filing. Filing accessibility in this manner includes our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934.

PART I

Item 1.	BUSINESS

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, construction, chemical intermediates, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 39% of our 2008 revenues in North America, 41% in Europe, Middle East, and Africa, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 18 countries. We had net sales of $3,639.9 million and loss from operations of $121.1 million in 2008. Cytec was incorporated as an independent public company in December 1993.

During the past four years, we have made two significant portfolio changes. We sold our water treatment chemicals and acrylamide product lines with 2006 nine months sales while owned by Cytec of approximately $231 million, to Kemira Group (“Kemira”) for approximately $245 million cash. The closing of the sale was transacted in three phases. We recorded a pre-tax gain of $75.5 million ($59.6 million after-tax) related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $13.6 million ($13.3 million after-tax) in 2007 from the second and third phase closings and other miscellaneous adjustments. For further details see Note 2 to the Consolidated Financial Statements.

On February 28, 2005, we completed the acquisition of the Surface Specialties business (“Surface Specialties”) of UCB SA (“UCB”) for cash and stock valued at approximately $1.8 billion. This acquisition complemented our existing product offering to the coatings industry including the general industrial, automotive, architectural, plastic, ink and wood sectors. We recorded $725.7 million of goodwill as part of the acquisition. In the fourth quarter of 2008, we completed our annual goodwill impairment test. Due to the adverse impact of current macroeconomic conditions on the forecasted volume growth and thus reduced profitability of certain product lines in our Surface Specialties reporting unit, we recognized a $385.0 million ($358.3 million after-tax) non-cash goodwill impairment charge related to our Surface Specialties reporting unit in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). For further details see Note 9 to the Consolidated Financial Statements.

We have four business segments: Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals and Cytec Surface Specialties are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. Cytec Performance Chemicals includes the following product lines: mining chemicals, phosphines, polymer additives, specialty additives, specialty urethanes and adhesives. Cytec Surface Specialties product lines include radiation-cured resins (Radcure resins), powder coating resins and liquid coating resins. Included in the liquid coating resins product line are waterborne resins, amino cross-linkers and solventborne resins. Cytec Engineered Materials principally includes advanced composites, carbon fiber, and structural film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, sulfuric acid and melamine. We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with operational changes.

Our corporate vision is to deliver technology beyond our customers’ imagination. To achieve our corporate vision, our strategy includes the following initiatives:

•

Achieve sustainable and profitable growth by providing innovative solutions to meet customer needs. We seek to collaborate closely with our customers to understand their needs and provide them with a superior value proposition, whether through improvement in product quality, reduced part cost or a new enabling technology. We seek to market our specialty products in terms of the value they provide and focus on delivering a high level of technical service to our customers as we work with them on solving problems and providing them with better products for their applications. Examples are:

•	Scale inhibitors that allow for increased uptime at alumina refineries therefore improving process efficiency.

•	Industrial mineral purifiers that work efficiently using proprietary magnetic separation chemistry.

•

Provide a culture that challenges, engages and rewards our employees. We know that progress and growth depend on every employee taking responsibility, being creative, and contributing to our overall successful performance. We strive to have employees be challenged and enjoy success as we continue to build a stronger Cytec. As part of this process employees have opportunities to embark on career paths geared towards advancement in various areas of our organization. Our goal is to attract, retain and develop employees to their highest potential and be recognized as a global employer of choice.

•

Be universally recognized as the technology leader in our markets. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end we focus on our new product pipeline and delivering value-added products to our customers every year. For example, we have continued to invest in the Cytec Engineered Materials segment by recruiting technical service as well as Research and Development personnel to take advantage of the growing potential for new applications for our technology. Additionally, within the Cytec Surface Specialties segment, we are developing hybrid resins, in which radiation-curable properties are combined with water-based or powder-based technologies and in more complex applications, such as coil coating, automotive repair, ultraviolet inkjet printing and flat-panel displays. Examples are:

•	Extension of the UVEKOL® glass lamination system range through the addition of a flame retardant and solar control variants both of which rely on the special features of radiation curable resins.

•	The recently launched UV Pressure Sensitive Adhesive (GELVA GMR) is a strong example of a growing trend of cross product line exploitation of technology competencies.

•

Positively impact society by our commitment to safety, health, and environmental stewardship. We focus our innovation on the development of environmentally sustainable products, and demonstrate our respect for the communities in which we operate. We operate on a global basis with manufacturing plants and research facilities located in 18 countries including high growth emerging markets where we can continue to expand sales as markets develop. For example, in 2007 we began construction of a Radcure oligomer manufacturing facility at our site near Shanghai, China which successfully began operating in 2008. We are also establishing Cytec Engineered Materials manufacturing capacity in China to support expected growth in that region of the world. Our global operations add to the vitality and the economy of the regions in which we operate.

We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques such as six-sigma and lean manufacturing to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes. We continuously review our operational footprint versus current and projected market demand and from time to time we may also shutdown parts of or close certain manufacturing or laboratory facilities.

Over the years, in the course of our ongoing operations, we have made a number of other strategic business and product line acquisitions and dispositions. All acquisitions have been recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired companies have been included in our consolidated results from the dates of the respective acquisitions.

Our management team regularly reviews our product line portfolio in terms of strategic fit and capital allocation based on financial performance which includes factors such as growth, profitability and return on net assets. From time to time, we may also dispose of or withdraw certain product lines. We may also acquire additional product lines or technologies. We conduct regular reviews of our plant sites’ cost effectiveness, including individual facilities within such sites to insure our long-term competitiveness.

SEGMENT INFORMATION

Revenues from external customers, earnings from operations and total assets for each of our four reportable segments can be found in Note 16 of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

Cytec Surface Specialties

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Radcure resins	Oligomers, monomers, photo-initiators	Coatings and inks used in industrial metal, wood and plastic coatings including parquet, furniture, safety glass interlayer, printing varnishes and inks

Powder coating resins	Conventional and ultraviolet powders	Powder coatings for industrial and heavy duty metal applications, appliance, white goods, architecture and wood

Liquid coating resins	Waterborne resins, solventborne resins, amino cross-linkers	Industrial coatings for automobiles, can, coil, metal fixtures, metal and wood furniture, and heavy-duty industrial machinery, architectural applications, products used in abrasives, tires, electronics, marine, sanitary and swimming pools

We market our surface specialty chemicals through specialized sales and technical service staffs for each of our product lines. Sales are typically made directly to large customers and through distributors to smaller customers. Certain of our products, primarily amino cross-linkers, in this segment are manufactured using melamine that is manufactured by our Building Block Chemicals segment. For further discussion of raw materials, refer to “Customers and Suppliers.”

Radcure Resins

We are a leading producer of environmentally friendly, radiation-cured resins for high-performance coatings and graphics applications. These resins are cured (dried and hardened) by exposing them to ultraviolet or electron-beam radiation, rather than heat which typically reduces processing costs and increases productivity. Products such as inks, compact discs, DVDs, flat panel displays, credit cards, packaging, parquet and furniture utilize advanced resins like the ones we have developed.

Powder Coating Resins

Our polyester powder resin technologies or powder coatings which are environmentally friendly account for a significant portion of the industrial finishing market. We offer innovations such as powder resins for super durable clear coats, weather-resistant finishes and ultraviolet-curing powder coating systems for heat-sensitive substrates such as plastic and wood. These powder coatings provide original equipment manufacturers with a number of cost and environmental benefits compared to traditional coating systems.

Liquid Coating Resins

We manufacture a broad range of waterborne and solventborne resins. We are a market leader in resins for high-solids and waterborne coating systems. Our extensive portfolio includes products based on seven chemistries: acrylics, amino cross-linkers, epoxy systems, alkyds and polyesters, polyurethanes, phenolics and unsaturated polyesters. We expect to reduce the capacity of our solventborne product line in 2009 in response to declining market demand.

We also market a broad range of additives to assist customers in formulating high-performance coatings for protective and decorative applications. Along with individual additives, we have developed formulated products that combine multiple additives to achieve specific performance properties targeted to meet the needs of diverse industries.

Cytec Performance Chemicals

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Mining chemicals	Promoters, collectors, solvent extractants, flocculants, frothers, filter and dewatering aids, antiscalants, dispersants, depressants, defoamers and reagents	Mineral separation and processing for copper, alumina and other minerals

Phosphines	Solvent extractants, flame retardants, catalyst ligands, high purity phosphine gas and biocides	Mineral processing, pharmaceutical, chemical and electronic manufacturing, and fumigants

Polymer additives	Ultraviolet light stabilizers and absorbers, high performance antioxidants and antistatic agents	Plastics, coatings, and fibers for: agricultural films, automotive parts, architectural lighting, housewares, packaging, outdoor furniture, sporting goods, toys and apparel

Specialty additives	Surfactants, specialty monomers, resin amines, and PTZ® Phenothiazine (acrylic stabilizers)	Textiles, non-wovens and adhesives, super absorbent polymers, pharmaceuticals and acrylic acid

Specialty urethanes	Polyurethane resins, isocyanates, carbamates and epoxy and polyurethane resin systems	Breathable textile coatings, formulated polyurethane and epoxy systems, adhesives, inks and sealants

Adhesives	Pressure sensitive adhesives: waterborne and solventborne	Signage, labels, tapes, graphics, medical and specialty customer formulations

We market our performance chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. We have achieved growth in our performance chemicals sales by finding new applications for our existing products as well as developing new products. For a discussion of raw materials, refer to “Customers and Suppliers.”

Mining Chemicals

Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have leading positions in the copper processing industry, particularly in the flotation and solvent extraction of copper. We also have a leading position in the alumina processing industry, where our patented HxPAMs is particularly effective at the flocculation of “red mud” and new patented MaxHT™ antiscalant is sold for suppressing sodalite scale formation. We also sell phosphine specialty reagents which have leading positions in cobalt-nickel solvent extraction separation and complex sulfide flotation applications. Demand for mining chemicals is cyclical and varies with industry conditions such as global demand, inventory levels and prices for the particular minerals with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications.

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

Polymer Additives

We are a global supplier to the plastics industry of specialty additives which protect plastics from the ultraviolet radiation of sunlight and from oxidation. We seek to enhance our position with new products based on proprietary chemistries, such as our proprietary technology for CYASORB THT® ultraviolet stabilizer, and our solutions-based technical support. CYASORB THT® provides much improved ultraviolet stabilization efficiency and cost effectiveness. In certain cases, we use a combination of additives to achieve a level of efficiency not previously achieved in polymer applications. In 2007 and 2008, we restructured our Polymer Additives product line by discontinuing production and/or divesting certain commodity products to focus on our differentiated technology. The remaining products are now made at our facility in West Virginia.

Specialty Additives

We are a leading global supplier of sulfosuccinate surfactants, acrylamide-based specialty monomers, and PTZ® phenothiazine. Sulfosuccinate surfactants and acrylamide-based specialty monomers products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications. PTZ® phenothiazine is used as an acrylic acid stabilizer.

Specialty Urethanes

Our line of isocyanates, carbamates and epoxy and specialty polyurethane resin systems are used in high-performance applications in industries such as aerospace, automotive, military, computers, biomedical, textiles and electrical /electronics and together form our Specialty Urethanes product line. We are in the process of investigating strategic alternatives for the polyurethane products.

Pressure Sensitive Adhesives

We manufacture and sell specialty pressure sensitive adhesives for both waterborne and solventborne systems. The product line has numerous formulations featuring innovative products, such as high-performance emulsions, adhesives for medical (transdermal patch) applications and removable adhesives.

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

Sales are dependent to a large degree on the commercial and military aircraft build-rates and the number of applications and aircraft programs for which we are a qualified supplier. The majority of commercial aircraft programs in the Western world has qualified and uses certain of our products. We are a major supplier to such U.S. military programs as the F-35 Joint Strike Fighter, the F/A-22 and F/A-18 combat aircraft and the C-17 transport aircraft. We have a number of long-term agreements, expiring over various periods, to supply aerospace customers with their requirements of various specialty materials at prices that are generally fixed by year.

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

We manufacture and sell various high-performance grades of both polyacrylonitrile (“PAN”) type and pitch type carbon fibers. Approximately 65% of our carbon fiber production is utilized internally (which represents approximately 35% of our demand for carbon fiber) with the balance being sold to third parties. We have started a project to build a new carbon fiber line at our existing site in South Carolina which is forecasted to cost in a range of $200 to $250 million, of which $66.1 million has been spent through December 31, 2008. Construction and start-up is expected to be completed in 2010 and qualification for use in aerospace markets is expected in 2011. The new line will increase our capacity of PAN carbon fiber for aerospace applications by approximately 50%. The project will include certain infrastructure to support additional carbon fiber production expansion. For additional information refer to “Customers and Suppliers”.

Building Block Chemicals

Building Block Chemicals are manufactured at our world-scale, highly integrated Fortier facility. The Fortier facility is located on the bank of the Mississippi River near New Orleans, Louisiana and has access to all major forms of transportation and supplies of raw materials. This segment’s product lines include acrylonitrile, hydrocyanic acid (a co-product of acrylonitrile), sulfuric acid, acetonitrile and melamine which is produced both for use internally within our other segments and for third party sale. The integration of the facility comes from its steam usage whereas the acrylonitrile and sulfuric acid production produces excess steam which is used in the production of melamine. Additionally, a tenant at the site purchases substantially all of the hydrocyanic acid we produce as well as substantial amounts of the sulfuric acid we produce for their manufacture of methyl methacrylate at the site. We strive to operate our plants at capacity subject to market conditions and raw material availability.

Acrylonitrile and Hydrocyanic Acid

We expect to sell up to approximately 22% of our current acrylonitrile production to an international trading company under a long-term distribution agreement at a market based price. Another 30% is expected to be sold to Kemira under long-term agreements to make acrylamide (the product line sold to Kemira in October 2006) and the remainder is sold within the United States or exported to international markets principally in Europe and Asia depending upon selling prices in the regions. We sell all of our hydrocyanic acid under a long-term supply agreement to a tenant at our Fortier site.

Other Building Block Chemicals

We are the only manufacturer of melamine in North America and about 30% of our approximately 150 million pound capacity is used internally to make amino cross-linkers. Depending on market conditions, the remainder is marketed and sold to third parties. Our ability to manufacture melamine at a competitive cost depends primarily on the cost of ammonia (which is dependent on the cost of natural gas) and freight rates.

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

Associated Company and Minority Interests

We own a 50% interest in SK Cytec Co., Ltd. and two majority-owned entities. All make products for principal applications similar to those listed in under our Surface Specialties segment. Each of the entities is immaterial to the results of our operations.

Competition

We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials without increasing their prices or a change in the economy as a whole.

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

Customers and Suppliers

Sales derived from any single customer did not exceed 10% of our consolidated revenues for fiscal years 2008, 2007, and 2006. Sales to one of our customers, including sales to this customer’s subcontractors, are significant to our Cytec Engineered Materials segment. The loss of this customer and related subcontractors would have a material adverse effect on the operating results of our Cytec Engineered Materials segment. Sales of hydrocyanic acid and the sale and regeneration of sulfuric acid to one of our customers are significant to our Building Block Chemicals segment. The loss of this customer would have a material adverse effect on the operating results of our Building Block Chemicals segment. Sales to one customer of our Cytec Surface Specialties segment are significant to this segment and, if such sales were lost, would have a material adverse effect on the operating results of our Cytec Surface Specialties segment. A summary of various long-term customer supply agreements is disclosed in Note 11, of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

A number of our customers operate in cyclical industries such as the aerospace, automotive, construction and mining. This in turn, causes demand for our products to also be cyclical. Industry cycles also impact profitability of our Building Block Chemicals’ sales.

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

Oil and natural gas are important indirect raw materials for many of our products. The prices of both of these commodities have been volatile over time. Sudden price swings such as the ones experienced in 2008 can adversely affect our ability to recover increased costs from our customers or demand for our products. Because natural gas is not easily transported, the price may vary widely between geographic regions. The price of natural gas in the U.S. has historically been higher than the price in many other parts of the world. Many of our products compete with similar products made with less expensive natural gas available elsewhere and we may not be able to recover any or all of the increased cost of gas in manufacturing our products.

Our Fortier facility is served principally by a single propylene pipeline owned by a supplier. Propylene deliveries from two suppliers will utilize this pipeline with contracts expiring at the end of 2009 and 2010. Propylene will also be received via rail in 2009.

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

Based on the year end prices for oil and natural gas and a lower demand outlook, we expect raw material prices to decline except where supply of such raw materials may be limited. In many cases, we may have to reduce the selling prices of our products due to competitive pressures and may not be able to retain the additional profitability from the reduced raw material costs.

International

We operate on a global basis, with manufacturing and research facilities located in 18 countries. Through our sales forces, third party distributors and agents, we market our products internationally. Geographical information is contained in Note 16 of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in currency exchange rates could have a significant impact on our reported revenues, which are reported in U.S. dollars. In 2008, approximately 64% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S. which tend to offset some of the impact on earnings. Accordingly, changes in currency exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to foreign exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in foreign currency exchange rates on our results of operations or cash flows. Further, our international sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. Foreign currency translation favorably impacted our sales and income from operations for the year ended December 31, 2008 by $123.8 million and $19.6 million, respectively as compared to fiscal 2007. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

Research and Process Development

During 2008, 2007 and 2006, we incurred $81.6 million, $75.7 million and $73.9 million, respectively, of research and process development expense.

Trademarks and Patents

We have approximately 1,940 patents issued in various countries around the world. We also have trademark applications and registrations for approximately 250 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is presumptive evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.

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

Further discussion of environmental matters is discussed in Note 11 of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the European Union on June 1, 2007. This legislation requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. Covered substances were registered as of December 31, 2008. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. REACH is expected to take effect in three primary stages over eleven years following the effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We did not incur significant costs for REACH compliance in 2008 and it is not expected to be significant in 2009. However, the overall cost of compliance over the next 10-15 years could be substantial although at this time, we do not expect costs to be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 1A.	RISK FACTORS

Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness.

As of December 31, 2008, we had $848.8 million of total debt outstanding. Our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness. A discussion of our debt is contained in Note 10 of the Notes to Consolidated Financial Statements which is incorporated herein.

There is $286 million of availability under our $400.0 million five-year revolving credit facility, which expires June 2012, and $74.1 million of availability under various non-U.S. credit facilities. Under the five-year revolving credit facility, we are required to meet financial ratios, including total consolidated debt to consolidated EBITDA (as defined in the credit agreement) and consolidated EBITDA (as defined in the credit agreement) to interest expense. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. If our ability to fully borrow under the facility is limited by the margins upon which we are compliant, we would be required to obtain waivers from our lenders in order to maintain the full use of the revolver and, as a result, we believe our financing costs would be significantly higher.

Disposition or restructuring charges and goodwill impairment or acquisition intangible impairment or other asset impairment charges may affect our results of operations in the future.

Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain product lines. Additionally, management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $15 million in 2008 principally related to plant closures and employee severance. See Note 3 of the Notes to the Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

We test goodwill for impairment on an annual basis each October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible asset may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. See Critical Accounting Policies for further discussion on our goodwill impairment testing.

In connection with the 2005 acquisition of Surface Specialties, we recorded goodwill in the amount of $725.7 million and recorded acquisition intangibles of $490.4 million. In connection with our annual goodwill impairment test, we recorded in the fourth quarter of 2008 a $385.0 million ($358.3 million after-tax) non-cash goodwill impairment charge related to our Surface Specialties reporting unit. The impairment charge was based on a comparison of the implied fair value of goodwill to the book value of goodwill. The determination of the implied fair value of goodwill considers the fair value of identifiable assets and liabilities of the reporting unit, which values rely on an estimate of projected cash flows expected to be generated by the Surface Specialties reporting unit on a discounted basis. If we are unable to achieve these expected cash flow projections, or other indicators of impairment exist, such as a further decline in our share price and market capitalization, we may incur additional material impairment charges relating to our goodwill. Any potential future impairment charges would also be non-cash and may have a material adverse effect on our results of operations in any future period in which we record a charge. In total, we had $693.7 million of goodwill and acquisition intangibles with a net carrying value of $430.8 million at December 31, 2008.

Prices and availability of raw materials could adversely affect our operations.

See “Item 1. BUSINESS – Customers and Suppliers.”

We face active competition from other companies, which could adversely affect our revenue and financial condition.

See “Item 1. BUSINESS – Competition.”

We face numerous risks relating to our international operations that may adversely affect our results of operations.

See “Item 1. BUSINESS – International.”

Our production facilities are subject to operating risks that may adversely affect our operations.

See “Item 1. BUSINESS – Operating Risks.”

We are subject to significant environmental and product regulatory expenses and risks.

See “Item 1. BUSINESS – Environmental Matters.”

The current global economic weakness coupled with a lack of credit availability from the credit markets could adversely impact our customer’s demand for our products, their ability to pay their accounts receivable to us and/or their viability.

See “Item 1. BUSINESS – Customers and Suppliers”.

The current market conditions could also adversely impact our supplier’s ability to supply our materials requirement and/or their viability.

See “Item 1. BUSINESS – Customers and Suppliers”.

Loss of certain significant customers may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

See “Item 1. BUSINESS – Customers and Suppliers”.

If the current global economic weakness worsens or continues for an extended period, it could significantly impact our results of operations and cash flows. This could impact our ability to fund certain investments for growth, could cause a significant reduction in global operations and impact our current credit rating. We anticipate that if we had to borrow funds beyond our current revolving credit agreement, or if our ability to fully borrow under the facility is limited by the margins upon which we are compliant and if a waiver with our lenders is needed, the financing costs would be significantly higher.

We are subject to significant litigation expense and risk.

See “Item 1. LEGAL PROCEDINGS.”

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We operate manufacturing and research facilities in 18 countries. Capital spending for the years ended December 31, 2008, 2007 and 2006 was $195.8 million, $114.8 million and $102.5 million, respectively.

Our capital expenditures are intended to provide increased capacity, to improve the efficiency of production units, to improve the quality of our products, to modernize or replace older facilities, or to install equipment for protection of employees, neighboring communities and the environment.

Our manufacturing and research facilities and the segments served by each such facility are as follows:

FACILITY	SEGMENTS SERVED

Anaheim, California	Cytec Engineered Materials

Antofagasta, Chile	Cytec Performance Chemicals

Atequiza, Mexico	Cytec Performance Chemicals

Avondale (Fortier), Louisiana	Building Block Chemicals

Bassano, Italy	Cytec Surface Specialties

Belmont (Willow Island), West Virginia	Cytec Performance Chemicals

Bogota, Colombia	Cytec Performance Chemicals; Cytec Surface Specialties

D’Aircraft (Anaheim), California	Cytec Engineered Materials

Drogenbos, Belgium	Cytec Performance Chemicals; Cytec Surface Specialties

Graz, Austria	Cytec Surface Specialties

Greenville, South Carolina	Cytec Engineered Materials

Greenville, Texas	Cytec Engineered Materials

Gumi, Korea	Cytec Performance Chemicals

Hamburg, Germany	Cytec Surface Specialties

Havre de Grace, Maryland	Cytec Engineered Materials

Indian Orchard, Massachusetts	Cytec Performance Chemicals

Kalamazoo, Michigan	Cytec Performance Chemicals; Cytec Surface Specialties; Cytec Engineered Materials

La Llagosta, Spain	Cytec Surface Specialties

Langley, South Carolina	Cytec Performance Chemicals; Cytec Surface Specialties

Lillestrom, Norway	Cytec Surface Specialties

Mount Pleasant, Tennessee	Cytec Performance Chemicals

North Augusta, South Carolina	Cytec Surface Specialties

Oestringen, Germany	Cytec Engineered Materials

Olean, New York	Cytec Performance Chemicals

Orange, California	Cytec Engineered Materials

Pampa, Texas	Cytec Surface Specialties

Rayong, Thailand	Cytec Surface Specialties, Cytec Performance Chemicals

Rock Hill, South Carolina	Cytec Engineered Materials

San Fernando, Spain	Cytec Surface Specialties

Schoonaarde, Belgium	Cytec Surface Specialties

Seremban, Malaysia	Cytec Surface Specialties

Shanghai, China	Cytec Surface Specialties

Shimonoseki, Japan	Cytec Surface Specialties

Smyrna, Georgia	Cytec Surface Specialties

Stamford, Connecticut	Cytec Performance Chemicals; Cytec Surface Specialties

Suzano, Brazil	Cytec Surface Specialties

Wallingford, Connecticut	Cytec Performance Chemicals; Cytec Surface Specialties

Welland, Canada	Cytec Performance Chemicals

Werndorf, Austria	Cytec Surface Specialties

Wiesbaden, Germany	Cytec Surface Specialties

Winona, Minnesota	Cytec Engineered Materials

Wrexham, U. K.	Cytec Engineered Materials

We own all of the foregoing facilities and their sites except for the land at the Indian Orchard, Lillestrom, Pampa, Shanghai and Shimonoseki facilities and the land and the facilities at the Smyrna, and Wiesbaden sites. We have long-term leases and/or operating agreements for the Indian Orchard, Lillestrom, Shanghai, Shimonoseki and Wiesbaden sites. The lease and operating agreement for the Pampa site has expired and we have ceased production at the site in the first quarter of 2009. We have begun construction at our North Augusta site to consolidate the Pampa site volume. We have served the required twelve month notice to terminate our lease for the Smyrna site and we are reviewing other sites for the activities conducted at Smyrna. We lease our corporate headquarters in Woodland Park, New Jersey, our Cytec Specialty Chemicals headquarters in Brussels, Belgium and our Cytec Engineered Materials headquarters located in Tempe, Arizona. The municipal authorities in San Fernando, Spain have proposed to expropriate, for consideration to be negotiated, our San Fernando site and we are reviewing our options where to locate the manufacturing capacity. In addition, we are reviewing strategic alternatives for our Gumi, Korea manufacturing site and currently anticipate, subject to consultation and negotiation with our Works Council, to consolidate production from our La Llagosta, Spain manufacturing site to other locations and close the site permanently.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 11 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. (Currencies in millions, except per share amounts)

Our stock is listed on the New York Stock Exchange. On February 18, 2009, there were approximately 7,019 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:

	1Q	2Q	3Q	4Q
2008
High	$60.35	$63.77	$58.19	$38.67
Low	$47.66	$54.56	$38.91	$16.28
Dividends	$0.125	$0.125	$0.125	$0.125
2007
High	$61.88	$64.50	$71.78	$68.02
Low	$53.83	$54.72	$61.53	$57.61
Dividends	$0.10	$0.10	$0.10	$0.10

On January 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2009 to stockholders of record as of February 10, 2009.

During the year ended December 31, 2008, we repurchased 908,400 shares of common stock for $46.4 under our stock buyback program. Approximately $45.0 remained authorized under the buyback program as of that date. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 1, 2008 – March 31, 2008	100,900	$53.62	100,900	$86.0
May 1, 2008 – May 31, 2008	142,500	$61.84	142,500	$77.0
June 1, 2008 – June 30, 2008	90,000	$58.46	90,000	$72.0
August 1, 2008 – August 31, 2008	155,000	$51.36	155,000	$64.0
September 1, 2008 – September 30, 2008	420,000	$45.12	420,000	$45.0
Total	908,400		908,400

See Part III, Item 11. “Executive Compensation” for information relating to our equity compensation plans.

The graph set forth below is based on the assumption that $100 had been invested in our common stock and in each index on December 31, 2003, with reinvestment of dividends at market prices. The total cumulative dollar returns represent the value such investments would have had on December 31, 2008.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Cytec Industries Inc.	$100	$135	$126	$151	$166	$58
S&P 500	$100	$111	$116	$135	$142	$90
S&P Specialty Chemicals	$100	$115	$120	$147	$170	$142

Copyright © 2009 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

Note: The selected financial data below has been restated to show the retroactive application of Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG-AIR 1”), which we adopted on January 1, 2007. For further details see Note 1 to the Consolidated Financial Statements (Currencies in millions, except per share amounts).

	2008		2007		2006		2005		2004
Statements of income data:
Net sales	$3,639.9		$3,503.8		$3,329.5		$2,925.7		$1,721.3
(Loss)/earnings from operations	($121.1	)(1), (7)	$324.1	(3), (7)	$305.4	(5), (7)	$162.1	(8)	$167.9	(10)
(Loss)/earnings from continuing operations before accounting change and premium paid to redeem preferred stock	($198.8	)(2)	$206.5	(4)	$196.4	(6)	$58.9	(9)	$131.1	(11)
Earnings from discontinued operations, net of taxes	—		—		—		1.2		—
Cumulative effect of accounting change, net of taxes	—		—		(1.2	)(7)	—		—
Premium paid to redeem preferred stock	—		—		—		—		(9.9	)(12)

Net (loss)/earnings available to common stockholders	($198.8)		$206.5		$195.2		$60.1		$121.2

Basic net (loss)/earnings per common share:
(Loss)/earnings available to common stockholders before discontinued operations and accounting change	($4.16)		$4.29		$4.13		$1.30		$3.06
Earnings from discontinued operations, net of taxes	—		—		—		0.03		—
Cumulative effect of accounting change, net of taxes	—		—		(0.02)		—		—

Net (loss)/earnings available to common stockholders	($4.16)		$4.29		$4.11		$1.33		$3.06

Diluted net (loss)/earnings per common share:
(Loss)/earnings available to common stockholders before discontinued operations and accounting change	($4.16)		$4.20		$4.03		$1.28		$2.97
Earnings from discontinued operations, net of taxes	—		—		—		0.02		—
Cumulative effect of accounting change, net of taxes	—		—		(0.02)		—		—

Net (loss)/earnings available to common stockholders	($4.16)		$4.20		$4.01		$1.30		$2.97

Cash dividends declared and paid per common share	$0.50		$0.40		$0.40		$0.40		$0.40
Balance sheet data:
Total assets	$3,625.6		$4,061.7		$3,830.5		$3,861.5		$2,254.8
Long-term debt	$806.4		$705.3		$900.4		$1,225.5		$300.1

(1)	Includes a pre-tax charge of $5.6 ($3.6 after-tax) for incremental accelerated depreciation related to our planned exit of Radcure manufacturing at our leased facility in Pampa, Texas, a pre-tax goodwill impairment charge of $385.0 ($358.3 after-tax), and $14.9 ($10.4 after-tax) for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments.

(2)	In addition to items in Note (1) above, includes a pre-tax gain of $6.1 ($4.0 after-tax) for a legal settlement and an income tax benefit of $2.6 related to a favorable tax development related to the sale of the water treatment business in 2007.

(3)	Includes a pre-tax restructuring charge of $6.2 ($5.0 after-tax) for restructuring initiatives and a pre-tax gain of $13.6 ($13.3 after-tax) for the sale of certain product lines.

(4)	In addition to the items in Note (3) above, includes $6.3 related to various income tax rate changes in various jurisdictions.

(5)	Includes pre-tax restructuring charges of $19.3 ($16.1 after-tax) primarily related to plant closures, pre-tax impairment charges of $29.3 ($24.6 after-tax) related to two unprofitable manufacturing sites in Europe, a pre-tax charge of $2.6 ($1.9 after-tax) related to a change in employee benefit plans in the U.K., a pre-tax charge of $2.2 ($1.6 after-tax) related to a contingent liability study update, pre-tax integration costs of $1.7 ($1.3 after-tax) related to the Surface Specialties acquisition and a pre-tax gain of $75.5 ($59.6 after-tax) for the sale of certain product lines.

(6)	In addition to the items in Note (5) above, includes a pre-tax $15.7 ($12.4 after-tax) gain related to resolution of a legal dispute and an income tax benefit of $3.5 related to the completion of prior years tax audits, partially offset by a $1.7 tax charge related to a taxable capital reduction at our Thailand subsidiary.

(7)	2006 cumulative effect of accounting change represents the cumulative effect of adopting SFAS No. 123(R). Pre-tax expenses resulting from the application of SFAS No. 123(R) included in Earnings from Operations were $9.1, $11.6, and $10.4 in 2008, 2007, and 2006, respectively.
(8)	Includes a non-deductible charge of $37.0 for the write-off of acquired in-process research and development, a pre-tax charge of $20.8 ($15.4 after-tax) resulting from the amortization of the write-up to fair value of acquired inventory, pre-tax restructuring charges of $16.8 ($12.4 after-tax) and pre-tax integration costs of $0.2 ($0.1 after-tax).

(9)	In addition to the items in Note (8) above, includes pre-tax charges of $44.2 ($28.1 after-tax) related to derivative contracts entered into to hedge currency and interest rate exposure associated with the purchase of Surface Specialties, $22.0 ($14.0 after-tax) of interest charges and unamortized put premiums and rate lock agreements related to the redemption of the Mandatory Par Put Remarketed Securities (“MOPPRS”) and $28.3 representing the favorable resolution of several prior year tax matters.
(10)	Includes a pre-tax charge of $8.0 ($6.2 after-tax) for various litigation matters.

(11)	In addition to the item in Note (10) above, includes a pre-tax charge of $6.2 ($4.8 after-tax) relating to the settlement of several environmental and toxic tort lawsuits, a pre-tax charge of $2.0 (after-tax $1.6) relating to the settlement of disputed matters with the former holder of our Series C Preferred Stock, a tax credit of $2.4 resulting from the favorable outcome of a completed international tax audit and a pre-tax gain of $26.8 (after-tax $17.1) resulting from derivative transactions related to the acquisition of Surface Specialties.

(12)	Represents a charge to net earnings available to common stockholders resulting from the redemption of our Series C Preferred Stock.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in Item 8 herein. It is assumed that the reader is familiar with the description of our business and risk factors contained in Part I of this report. Currency amounts are in millions, except per share amounts. Percentages are approximate.

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

In the course of our ongoing operations, a number of strategic product line acquisitions and dispositions have been made. The results of operations of the acquired businesses have been included in our consolidated results from the dates of the respective acquisitions. On October 2, 2006, we completed the initial closing on the sale of our water treatment chemicals and acrylamide product lines for $208.0. The second and the last phase of the closings were completed during 2007. A further discussion of this disposition can be found in Note 2 to the Consolidated Financial Statements contained herein. On February 5, 2005, we completed the acquisition of the Surface Specialties business (“Surface Specialties”) of UCB SA (“UCB”) for cash and stock valued at $1.8 billion. This acquisition complemented our existing product offerings to the coating industry including the general industrial automotive, architectural, plastic ink and wood sectors.

We report net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management’s view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

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

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. For further details see Notes 1 and 6 to the Consolidated Financial Statements.

On January 1, 2007, we adopted FSP AUG AIR-1 retroactively and accordingly, prior financial statements have been restated. For further details see Note 1 to the Consolidated Financial Statements.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). For further details see Notes 1 and 12 to the Consolidated Financial Statements.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). For further details see Notes 1 and 4 to the Consolidated Financial Statements.

The downturn in the global economy during the fourth quarter of 2008 has led to a dramatic reduction in demand for our products across many of our industrial markets, which resulted in a significant decrease in earnings in the fourth quarter of 2008. We do not expect to see a short-term turnaround in the economy and as a result, we are taking proactive measures to reduce costs and improve cash management. We are exploring actions to reduce our costs including consolidation of manufacturing facilities, reduction of excess labor, and migration to regional shared services. While these plans are not finalized, we estimate that these initiatives will result in up to $140.0 in restructuring charges in 2009. These actions are targeted to achieve $90.0 of annualized cost savings starting in 2010. In addition, we are focusing on working capital management with the objective of achieving sustainable improvement in our investment in net working capital. We expect these measures will generate approximately $200.0 of additional cash flow in 2009.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in our Consolidated Statements of Income bear to net sales:

Years Ended December 31,	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	80.0	78.6	80.2

Gross profit	20.0	21.4	19.8
Selling and technical services	6.3	6.1	6.5
Research and process development	2.2	2.2	2.2
Administrative and general	3.1	3.2	3.1
Amortization of acquisition intangibles	1.1	1.1	1.1
Gain on sale of assets	—	0.4	2.3
Goodwill impairment charge	10.6	—	—

(Loss)/earnings from operations	(3.3)	9.2	9.2

Net (loss)/earnings available to common stockholders	(5.5)	5.9	5.9

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

Net Sales	North America	Latin America	Asia/ Pacific	Europe/ Middle East/ Africa	Total
2008
Cytec Surface Specialties	$336.8	$73.4	$303.3	$924.2	$1,637.7
Cytec Performance Chemicals	258.1	132.5	133.0	218.7	742.3
Cytec Engineered Materials	455.2	1.3	59.7	232.0	748.2
Building Block Chemicals	364.5	5.8	12.9	128.5	511.7

Total	$1,414.6	$213.0	$508.9	$1,503.4	$3,639.9

2007
Cytec Surface Specialties	$347.5	$72.7	$284.5	$935.7	$1,640.4
Cytec Performance Chemicals	262.6	132.6	130.3	210.9	736.4
Cytec Engineered Materials	418.5	1.1	51.9	198.3	669.8
Building Block Chemicals	246.1	3.7	31.8	175.6	457.2

Total	$1,274.7	$210.1	$498.5	$1,520.5	$3,503.8

2006
Cytec Surface Specialties	$366.7	$60.3	$260.6	$835.8	$1,523.4
Cytec Performance Chemicals	324.1	128.8	127.9	284.3	865.1
Cytec Engineered Materials	378.2	1.2	44.7	177.7	601.8
Building Block Chemicals	177.6	4.7	26.9	130.0	339.2

Total	$1,246.6	$195.0	$460.1	$1,427.8	$3,329.5

Net sales in the United States were $1,322.1, $1,188.6, and $1,162.2, or 36%, 34% and 35% of total net sales for 2008, 2007 and 2006, respectively. International net sales were $2,317.8, $2,315.2, and $2,167.3, or 64%, 66% and 65% of total net sales, for 2008, 2007 and 2006, respectively.

For more information on our segments, refer to Note 16 of the Notes to Consolidated Financial Statements and further discussions in “Segment Results” below.

YEAR ENDED DECEMBER 31, 2008, COMPARED WITH YEAR ENDED DECEMBER 31, 2007

Consolidated Results

Net sales for 2008 were $3,639.9 compared with $3,503.8 for 2007. Overall, sales were up 4% with price increases of 7% and favorable exchange impact of 3%, which were partially offset by lower volumes of 6%. In the Cytec Surface Specialties segment, sales were flat as changes in exchange rates and higher selling prices increased sales 9% but were offset by lower selling volumes. The Cytec Performance Chemicals segment sales increased 1% due to higher selling prices and changes in exchange rates partially offset by lower selling volumes partially due to the completion of a resale agreement related to the sale of the water treating chemicals product line in the prior year period. In the Cytec Engineered Materials segment, sales increased 12% primarily due to higher selling volumes and prices. Building Block Chemicals segment sales were up 12% primarily due to higher selling prices which were partially offset by lower volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $2,912.7 (80.0% of net sales) compared with $2,752.9 (78.6% of net sales) for 2007. The $159.8 increase in manufacturing costs, or 1.4% increase in manufacturing cost as a percent of sales, is primarily due to $213.2 of higher raw material prices, $90.9 due to changes in exchange rates, and $26.3 related to higher fixed costs due to inflationary increases. These increases were partially offset by $161.8 of lower costs related to lower selling volumes. Manufacturing cost of sales for 2008 includes $5.6 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production. Included in 2008 was $5.6 of pre-tax restructuring charges primarily related to various organization restructuring initiatives across both Specialty Chemical segments and our manufacturing sites in West Virginia and Connecticut. Included in 2007 were pre-tax charges of $5.7 primarily related to restructuring of manufacturing sites in France, West Virginia, and Connecticut. See Note 3 to the Consolidated Financial Statements for additional detail.

Pension and other post employment benefits expense was $21.0 for 2008 versus $30.7 in 2007. The $9.7 decrease from 2007 is primarily related to the change from a defined benefit plan to a defined contribution plan for our U.S. salaried employees effective December 31, 2007. This decline was largely offset by an $8.3 increase in costs of our defined contribution plans. Pension and other post employment benefit expense is reported in the expense category that it relates to, which is primarily in manufacturing cost of sales. We expect pension and other post employment benefit expenses to be higher in 2009 due to the amortization of investment losses experienced during 2008 on our pension equity investments and a lower discount rate. For a detailed discussion on employee benefit plans, see Note 13 to the Consolidated Financial Statements.

Selling and technical services was $230.1 in 2008 versus $212.8 in the prior year. The increase of $17.3 was primarily due to exchange rate changes of $6.3, increased spending in our Cytec Engineered Materials segment of $5.7 primarily related to higher personnel costs and a restructuring charge of $6.6.

Research and process development was $81.6 in 2008 versus $75.7 in the prior year. The increase was primarily related to changes in exchange rates of $2.1, higher spending in the Cytec Engineered Materials segment of $3.2, and a restructuring charge of $1.6.

Administrative and general expenses were $112.0 in 2008 versus $113.2 in the prior year. The decrease in 2008 was primarily attributable to lower incentive compensation of $4.7, offset by exchange rate changes of $3.1 and restructuring charges of $1.1.

Amortization of acquisition intangibles was $39.6 in 2008 versus $38.7 in the prior year. This increase was primarily attributable to changes in exchange rates of $1.8.

Gain on the sale of assets held for sale of $13.6 in 2007 was attributable to the phase two and three closings of the water treatment and acrylamide product lines. See Note 2 of the Consolidated Financial Statements for further information.

Goodwill impairment charge of $385.0 in 2008 is related to our Surface Specialties segment which resulted from the adverse impact that current macroeconomic conditions had on forecasted volume growth and thus reduced profitability of certain product lines. For further details see Note 9 to the Consolidated Financial Statements.

Other income (expense), net was income of $1.5 in 2008 compared with expense of ($0.4) in the prior year. Included in 2008 is a pre-tax gain of $6.1 related to a legal settlement for our Engineered Materials segment and a gain on sale of real estate of $3.9, partially offset by environmental reserve adjustments of $2.2, increased legal spending of $1.0, supplemental savings plan adjustments of $3.1, and unrealized losses on cross currency swaps of $1.5.

Included in 2008 is a gain on the early extinguishment of debt of $1.9 as we repurchased a portion of our 4.6% notes due July 1, 2013 with a carrying value of $11.2 (including accrued interest) at a purchase price of $9.3.

Equity in earnings of associated companies was $1.5 in 2008 versus $1.4 in the prior year.

Interest expense, net was $35.2 in 2008 compared with $41.9 in the prior year. The decrease resulted primarily from lower average outstanding debt balances and lower cost of borrowing versus 2007.

The effective income tax rate for 2008 was a tax provision of -31.3% ($47.4) compared to a tax provision of 27.1% ($76.7) for 2007. The 2008 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the portion of the goodwill impairment charge for which no tax benefit was given. The rate was favorably affected primarily by a $2.6 tax benefit recorded due to a favorable audit resolution regarding an international subsidiary. The underlying estimated annual tax rate for the year ended December 31, 2008 was 31.7% (excluding accrued interest on unrecognized tax benefits), with an underlying tax rate of 32.0% including such interest.

On October 3, 2008, the U.S. Government signed into law the Emergency Economic Stabilization Act of 2008 (Division A), the Energy Improvement and Extension Act of 2008 (Division B), and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (Division C) (collectively “the Act”). The Act reinstated the U.S. research and development tax credit retroactively to January 1, 2008. We included the full year benefit of the U.S. research and development tax credit in our 2008 tax provision during the fourth quarter of 2008.

The 2007 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.3 with respect to the $13.6 gain recorded on the water business divestiture, U.S. manufacturing incentives and a net tax benefit of $6.3 to primarily adjust our deferred taxes for recently enacted tax legislation that lowered the corporate income tax rate in a number of jurisdictions beginning in 2008. The underlying estimated annual tax rate for the year ended December 31, 2007 was 29.3% (excluding accrued interest on unrecognized tax benefits), with an underlying rate of approximately 30.3% including such interest.

Net loss for 2008 was $198.8 ($4.16 loss per diluted share) compared with net earnings of $206.5 ($4.20 earnings per diluted share) in 2007. Included in 2008 results were an after-tax goodwill impairment charge of $358.3 ($7.50 per diluted share) in our Surface Specialties segment and an after-tax $10.4 ($0.22 per diluted share) restructuring charge for various organizational restructuring initiatives across both Surface Specialties and Performance Chemical segments and restructuring costs at our Performance Chemicals manufacturing facility in West Virginia and Surface Specialties manufacturing facilities in Connecticut and France. Included in our 2008 results was an after-tax $3.6 ($0.08 per diluted share) charge related to incremental accelerated depreciation on our Pampa, Texas Surface Specialties manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities. Our 2008 results also include an after-tax $4.0 ($0.08 per diluted share) gain from a legal settlement related to our Cytec Engineered Materials segment and an income tax benefit of $2.6 ($0.05 per diluted share) related to a favorable tax development on the sale of the water treatment business in 2007.

Included in 2007 results were an after-tax gain of $13.3 ($0.27 per diluted share) on the sale of the water treatment chemicals product line to Kemira, a $6.3 benefit for tax adjustments primarily related to tax rate changes in various jurisdictions ($0.13 per diluted share) and net after-tax restructuring charges of $5.0 ($0.10 per diluted share).

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below:

Cytec Surface Specialties

				% Change Due to
	2008	2007	Total % Change	Price	Volume/Mix	Currency
North America	$336.8	$347.5	-3%	6%	-9%	—
Latin America	73.4	72.7	1%	3%	-7%	5%
Asia/Pacific	303.3	284.5	7%	4%	-5%	8%
Europe/Middle East/Africa	924.2	935.7	-1%	—	-10%	9%

Total	$1,637.7	$1,640.4	—	2%	-9%	7%

Overall selling volumes decreased 9% reflecting lower volumes across all regions due to the global recession and depressed demand in industrial coatings markets, particularly automotive and construction, which affected all product lines. Overall selling prices were up 2% with increases in all product lines except powders which were flat primarily due to price competition and lower demand. Changes in exchange rates increased sales by 7%.

Loss from operations was $340.2 or -21% of sales, compared with earnings from operations of $99.7, or 6% of sales in 2007. The operating loss includes a goodwill impairment charge of $385.0. See Note 9 of the Consolidated Financial Statements for additional details on goodwill impairment. Excluding the goodwill impairment charge, earnings from operations were $44.8 and positively impacted primarily by increases in selling prices of $33.4, $13.6 from changes in exchange rates, and $0.8 due to higher fixed cost absorption into inventory due to the lower demand. These positive impacts were more than offset principally by the negative impacts of $59.2 due to lower selling volumes, $36.5 for higher raw material costs, $1.1 due to higher manufacturing costs primarily related to freight costs and $0.7 due to higher operating costs due to bad debt expense partially offset by overall expense control. Earnings were also negatively impacted in 2008 by $5.6 in incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Cytec Performance Chemicals

				% Change Due to
	2008	2007	Total % Change	Price	Volume/Mix	Currency
North America	$258.1	$262.6	-2%	5%	-7%	—
Latin America	132.5	132.6	—	9%	-10%	1%
Asia/Pacific	133.0	130.3	2%	7%	-7%	2%
Europe/Middle East/Africa	218.7	210.9	4%	4%	-7%	7%

Total	$742.3	$736.4	1%	6%	-8%	3%

Overall selling volumes decreased 8% reflecting lower volumes across all regions mostly due to global economic weakness experienced in the fourth quarter and partially due to the completion of a resale agreement related to the sale of the water treating chemicals product line in the prior year. Selling volumes were down across all product lines except mining chemicals which were essentially flat. Overall selling prices increased 6% with increases across all product lines and regions. Changes in exchange rates increased sales by 3%.

Earnings from operations were $77.9, or 11% of sales in 2008, up from $71.1 or 10% of sales in 2007. Earnings were positively impacted primarily by $43.7 of higher selling prices, $6.3 from changes in exchange rates and $2.9 due to higher fixed cost absorption into inventory due to the lower demand. Earnings were negatively impacted primarily by $32.7 due to higher raw material costs and $13.4 due to lower volumes across all product lines.

Cytec Engineered Materials

				% Change Due to
	2008	2007	Total % Change	Price	Volume/Mix	Currency
North America	$455.2	$418.5	9%	3%	6%	—
Latin America(1)	1.3	1.1	18%	—	—	—
Asia/Pacific	59.7	51.9	15%	1%	14%	—
Europe/Middle East/Africa	232.0	198.3	17%	4%	14%	-1%

Total	$748.2	$669.8	12%	3%	9%	—

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 12%. Selling volumes increased 9% primarily from higher volumes to the business/regional jet and rotorcraft and commercial transport market sectors due to build-rate increases. Net selling prices increased 3% due to price increases across most market sectors and regions.

Earnings from operations were $154.7, or 21% of sales in 2008, up from $132.3, or 20% of sales in 2007. The $22.4 increase in earnings included $33.6 due to higher selling volumes, $18.6 due to higher selling prices, and $6.6 due to increased fixed cost absorption into inventory as a result of lower demand. Earnings were adversely impacted by $21.0 higher manufacturing costs primarily related to the higher production volumes, $7.6 due to higher operating expenses of which approximately $6.0 related to increased investments in research and development and technical service costs, $6.7 due to higher raw material costs, and $1.1 due to changes in exchange rates.

Building Block Chemicals

				% Change Due to
	2008	2007	Total % Change	Price	Volume/Mix	Currency
North America	$364.5	$246.1	48%	48%	—	—
Latin America(1)	5.8	3.7	—	—	—	—
Asia/Pacific	12.9	31.8	-59%	5%	-64%	—
Europe/Middle East/Africa	128.5	175.6	-27%	10%	-37%	—

Total	$511.7	$457.2	12%	31%	-19%	—

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were up 12%. Selling volumes were down 19% primarily due to lower volumes of acrylonitrile. Demand destruction occurred for acrylic fibers primarily in Asia and Europe due to high costs for acrylonitrile in 2008. Overall selling prices increased 31% to offset higher raw material price increases across all product lines.

Earnings from operations were $4.7, or 1% of sales in 2008, down from $23.8, or 5% of sales in 2007. Earnings were positively impacted by a $140.4 increase in selling prices and $9.8 of higher fixed cost absorption into inventory due to higher production than demand primarily in the acrylonitrile product line. Earnings in 2008 were negatively impacted $137.2 due to higher raw material costs, $24.1 related to lower selling volumes, and $8.7 of higher manufacturing costs of which $6.0 was related to lower acid regeneration operations.

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

Manufacturing cost of sales was $2,752.9 (78.6% of net sales) compared with $2,669.6 (80.2% of net sales) for 2006. The $83.3 increase was primarily due to $112.5 of costs related to higher selling volumes, $93.0 related to higher raw material costs, and unfavorable currency exchange of $88.1. These were partially offset by a reduction in manufacturing cost of sales of $168.1 due to the divestiture of the water treatment chemicals and acrylamide product lines and benefits related to the various restructuring initiatives and the shutdown of an unprofitable manufacturing facility in Dijon, France. Also included in 2007 and 2006 manufacturing cost of sales were pre-tax costs of $5.7 and $47.6, respectively, related to restructuring, asset impairment, and pension curtailment/settlement costs. See Restructuring Activities section below and Note 3 to the consolidated financial statements for additional detail of the net restructuring and impairment charges.

Pension and other post employment benefits expense was $30.7 for 2007 versus $55.0 in 2006. The $24.3 decrease from 2006 is primarily related to lower costs due to the divestiture of the water treatment chemicals and acrylamide product lines as well as 2006 included an additional $9.2 of pension curtailments and plan settlements primarily related to European defined benefit pension plans. Pension and other post employment benefit expense is reported in the expense category that it relates to, which is primarily in manufacturing cost of sales. For a detailed discussion on employee benefit plans, see Note 13 to the consolidated financial statements.

Selling and technical services was $212.8 in 2007 versus $215.4 in 2006. The decrease of $2.6 was primarily due to lower costs of $15.2 due to the divestiture of the water treatment chemicals and acrylamide product lines partially offset by increases primarily due to exchange rate changes of $8.0 and increased spending principally to support future growth programs. Included in 2006 are net restructuring charges of $1.1 and a benefit plan curtailment charge as described above of $0.4.

Research and process development was $75.7 in 2007 versus $73.9 in 2006. The increase was primarily related to changes in exchange rates of $2.6 and increased spending principally to support future growth programs. Partially offsetting this was a reduction in costs due to divestiture of the water treatment chemicals and acrylamide product lines of $3.7. Also included in 2006 are restructuring charges of $1.0.

Administrative and general expenses were $113.2 in 2007 versus $102.9 in 2006. The increase in 2007 was primarily attributable to changes in exchange rates of $4.1, and higher compensation expenses and higher professional services expenses. Included in 2006 are integration expenses of $1.4 associated with the transition from UCB’s information technology system infrastructure, a benefit plan curtailment charge of $0.2 as described above and restructuring charges of $1.8.

Amortization of acquisition intangibles was $38.7 in 2007 versus $37.8 in 2006. This increase was primarily attributable to changes in exchange rates of $1.8. Included in 2006 is a write-off of $1.4 related to impaired intangibles related to an unprofitable product line manufactured in Europe.

Gain on the sale of assets was $13.6 in 2007 compared to $75.5 in 2006 and amounts in both years are related to the divestiture of the water treatment and acrylamide product lines. See Note 2 of the Consolidated Financial Statements for further information.

Other income (expense), net was expense of ($0.4) in 2007 compared with income of $12.7 in 2006. Included in 2006 is a gain of $15.7 in connection with proceeds collected in an arbitration award in settlement of the commercial dispute as discussed in Note 11 of the Consolidated Financial Statements.

Equity in earnings of associated companies was $1.4 in 2007 versus $3.2 in 2006. The decline is attributable to the lower sales at our associated company.

Interest expense, net was $41.9 in 2007 compared with $55.5 in 2006. The decrease is primarily due to the lower average debt levels in 2007.

The effective income tax rate for 2007 was a tax provision of 27.1% ($76.7) compared to a tax provision of 26.1% ($69.4) for 2006. The 2007 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.3 with respect to the $13.6 gain recorded on the water business divestiture, U.S. manufacturing incentives and a net tax benefit of $6.3 to primarily adjust our deferred taxes for recently enacted tax legislation that lowered the corporate income tax rate in a number of jurisdictions beginning in 2008. Excluding these items and accrued interest from uncertain tax positions, the underlying estimated annual tax rate for the year ended December 31, 2007 was 29.3%, with an underlying rate of approximately 30.3% including such interest.

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

Net earnings for 2007 were $206.5 ($4.20 per diluted share) compared with net earnings of $195.2 ($4.01 per diluted share) in 2006. Included in 2007 results were an after-tax gain of $13.3 ($0.27 per diluted share) on the sale of the water treatment chemicals product line to Kemira, a $6.3 benefit for tax adjustments primarily related to tax rate changes in various jurisdictions ($0.13 per diluted share) and net after-tax restructuring charges of $5.0 ($0.10 per diluted share). The improvement in net earnings is primarily related to the net effect of the aforementioned items, higher selling volumes, and increased selling prices partially offset by higher raw materials, higher operating expenses as discussed above, and a smaller gain on the product line divestiture as compared to 2006.

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

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Cytec Surface Specialties

				% Change Due to
	2007	2006	Total % Change	Price	Volume/Mix	Currency
North America	$347.5	$366.7	-5%	3%	-8%	—
Latin America	72.7	60.3	20%	—	15%	5%
Asia/Pacific	284.5	260.6	9%	5%	2%	2%
Europe/Middle East/Africa	935.7	835.8	12%	6%	-3%	9%

Total	$1,640.4	$1,523.4	8%	5%	-3%	6%

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

Cytec Performance Chemicals

				% Change Due to
	2007	2006	Total % Change	Price	Volume/Mix	Acquisition/ Divestiture	Currency
North America	$262.6	$324.1	-19%	1%	-4%	-16%	—
Latin America	132.6	128.8	3%	-1%	7%	-4%	1%
Asia/Pacific	130.3	127.9	2%	—	5%	-5%	2%
Europe/Middle East/Africa	210.9	284.3	-26%	1%	—	-31%	5%

Total	$736.4	$865.1	-15%	—	—	-17%	2%

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

Cytec Engineered Materials

				% Change Due to
	2007	2006	Total % Change	Price	Volume/Mix	Currency
North America	$418.5	$378.2	11%	3%	8%	—
Latin America(1)	1.1	1.2	—	—	—	—
Asia/Pacific	51.9	44.7	16%	1%	15%	—
Europe/Middle East/Africa	198.3	177.7	12%	1%	8%	3%

Total	$669.8	$601.8	11%	2%	9%	—

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall selling volumes increased 9% primarily due to higher sales to the large commercial transport sector across most regions predominantly related to higher production levels on the existing Boeing and other aircraft programs and ramp up of the 787 program as well as higher sales to the business/regional jet sector and launch vehicle sector for the crew launch vehicle partially offset by lower sales to Airbus. The increase in Asia/Pacific sales selling volumes were primarily due to the aforementioned increases in build-rates in the large commercial aircraft sector.

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

Building Block Chemicals

				% Change Due to
	2007	2006	Total % Change	Price	Volume/Mix	Divestiture	Currency
North America	$246.1	$177.6	39%	8%	36%	-5%	—
Latin America(1)	3.7	4.7	—	—	—	—	—
Asia/Pacific	31.8	26.9	18%	20%	—	-2%	—
Europe/Middle East/Africa	175.6	130.0	35%	14%	50%	-29%	—

Total	$457.2	$339.2	35%	11%	39%	-15%	—

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

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

RESTRUCTURING ACTIVITIES

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

In 2008, we recorded total net restructuring charges of $14.9 ($10.4 after-tax), which were charged to expense as follows: manufacturing cost of sales of $5.6, selling and technical services of $6.6, administrative and general expenses of $1.1, and research and development of $1.6. The $14.9 in net restructuring charges is comprised of $11.1, $3.0, and $0.8 for 2008, 2007 and 2006 restructuring initiatives, respectively, as described below.

In 2007, we recorded total net restructuring charges of $6.2 ($5.0 after-tax), which were charged to expense as follows: manufacturing cost of sales $5.7, and administrative and general of $0.5. The $6.2 in net restructuring charges is comprised of $4.0, $2.4, and ($0.2) for 2007, 2006 and 2005 restructuring initiatives, respectively.

In 2006, we recorded net restructuring charges of $19.3 ($16.1 after-tax) and impairment charges of $29.3 ($24.6 after-tax) in connection with several restructuring initiatives. In the aggregate these costs were charged to expense as follows: manufacturing cost of sales $43.3, selling and technical services $1.1, administrative and general $1.8, research and process development $1.0, and amortization of acquisition intangibles $1.4. The $48.6 in net restructuring and impairment charges are comprised of $51.1 and ($2.5) for 2006 and 2005 restructuring initiatives, respectively.

Details of 2008 restructuring initiatives are as follows:

During the fourth quarter of 2008, in an effort to align our cost structure to the changing and challenging demand environment, we decided to restructure certain activities in our Surface Specialties segment, resulting in the elimination of 31 positions. The restructuring charge of $4.6 for the three and twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $0.7, selling and technical services of $2.9, and research and process development of $1.0. The remaining reserve at December 31, 2008 of $3.0 relating to this restructuring initiative is expected to be paid in 2009. Minimal savings from this restructuring initiative were realized in 2008 and $4.2 of annualized pre-tax savings is expected to be realized in 2009.

During the third quarter of 2008, as a cost savings and reduction initiative and to re-align our staff levels with our latest view of the global economy, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 39 positions. The net restructuring charge of $5.2 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $1.2, selling and technical services of $3.2, administrative and general of $0.7, and research and process development of $0.1. The remaining reserve at December 31, 2008 of $1.3 relating to this restructuring initiative is expected to be paid in 2009. Savings of $0.8 from this restructuring initiative were realized in 2008 and $4.8 of annualized pre-tax savings is expected to be realized in 2009.

During the first quarter of 2008, as a cost savings and reduction initiative, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 13 positions. The net restructuring charge of $1.3 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: selling and technical services of $0.5, administrative and general of $0.3, and research and process development of $0.5. The remaining reserve at December 31, 2008 of $0.1 relating to this restructuring initiative is expected to be paid in 2009. Savings of $1.3 from this restructuring initiative were realized in 2008 and $1.5 of annualized pre-tax savings is expected to be realized in 2009.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits earned through 2007 by the 63 employees who were retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. For the twelve months ended December 2008, we recorded an additional restructuring charge of $2.9 to manufacturing cost of sales. This charge relates to the remainder of the severance and other benefits which were recorded as they were earned as well as decontamination expenses which were expensed as incurred. The remaining reserve at December 31, 2008 of $1.5 relating to this restructuring initiative is expected to be paid in 2009. Minimal savings from this restructuring initiative were realized in 2007 and $1.2 annualized pre-tax savings were realized in 2008. A cash benefit of $17.2 from working capital reductions is expected to be realized through the first quarter of 2009. These benefits are net of lost earnings due to an annual sales reduction of $31.5.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. For the twelve months ended December 2008, we recorded an additional net restructuring charge of $0.1, primarily related to the remainder of the severance and other benefits which were recorded as they were earned. The remaining reserve at December 31, 2008 of $0.5 relating to this restructuring initiative is expected to be paid in 2009. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. A cash benefit of $1.7 from working capital reductions is expected to be realized from this initiative, of which $1.0 and $0.2 was realized in 2007 and 2008, respectively. The remaining $0.5 is expected to be realized in the first quarter of 2009 as we delayed the exit of one of our product lines. Annualized pre-tax benefits of $4.7 were realized in 2008 as a result of this restructuring initiative. These benefits are net of lost earnings due to an annual sales reduction of $6.8.

Asset retirements resulting from the Willow Island and Wallingford projects are being recorded as they are dismantled, and are charged to the composite depreciation reserve in accordance with our accounting policy.

Details of 2006 restructuring initiatives are as follows:

Based on forecasted cash flow information, we determined that our manufacturing facility in Dijon, France and related intangible assets were impaired. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Cytec Surface Specialties segment, which are used in the coating industry for sale in the European market. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded an impairment charge of $15.5 to write-down the carrying value of the manufacturing facility and related intangible assets down to zero as we did not believe the assets were saleable and the outlook for recovery of products it manufactured was not positive. Also in 2006, after the appropriate consultations with the Works Council, we decided to close the facility and commence shutdown activities. At that time, we recorded a restructuring charge of $8.4, based on estimated severance costs for eliminating 60 positions at our Dijon, France manufacturing site. In addition, we recorded a net restructuring charge of $1.5 primarily for the severance costs for eliminating 8 positions at our Indian Orchard, Massachusetts site, and 16 positions at our leased facilities in New Castle, Delaware, which operations have relocated to our new manufacturing facility in Kalamazoo, Michigan. The restructuring was charged as follows: manufacturing cost of sales $7.8, selling and technical services $0.6, research and process development $0.5, and administrative and general $1.0. No payments were made in 2006. In 2007 and 2008, the Dijon restructuring reserve was reduced by $7.7 and $2.6, respectively, for cash payments primarily related to severance and the balance is expected to be paid by the beginning of 2009. In addition, a non-cash charge of $0.3 for asset impairment at the Indian Orchard facility was charged against the reserve and all cash payments for severance of the 8 positions in Indian Orchard and 16 positions in New Castle were made in 2007 for a total of $1.3 and that portion of the reserve is now depleted. The remaining reserve at December 31, 2008 of $2.2 relating to the Dijon restructuring is expected to be paid in 2010. This initiative resulted in a reduction in annual revenues of approximately $24.0; however, net annual before tax benefits of approximately $2.9 were expected to begin in 2007 as a result of these restructuring initiatives. Savings realized in 2007 and 2008 were $2.4 and $2.9, respectively.

We recorded a restructuring charge of $22.5 in 2006 of which $13.8 related to the impairment of fixed assets in Botlek related to our polymer additives product line in our Cytec Performance Chemicals segment and the remainder related to the elimination of 38 positions. This initiative includes the cessation of manufacturing of two light stabilizer products in Botlek. Manufacture of one of these products, which had sales of approximately $12.0 in 2005, has been consolidated at our facility in West Virginia; the other product, representing 2005 sales of approximately $6.0, has been exited. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged as follows: manufacturing cost of sales $22.1, and selling expense $0.4. In 2007, this restructuring reserve was reduced by $1.6 for cash payments primarily related to severance and the balance of $0.2 was paid in 2008. Annualized savings of approximately $6.5 were realized in 2007 and 2008 from this restructuring initiative.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continue our efforts to take advantage of synergies from the 2005 acquisition, and to mitigate continuing costs related to the 2006 divestiture of our water treatment chemicals and acrylamide product lines. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $1.3, selling and technical services $0.9, research and process development $0.5 and administrative and general $0.5. Through 2008, cash payments primarily related to severance of $3.0 were made and the remaining reserve is expected to be paid by the end of 2009. Annualized savings of approximately $5.9 were realized in 2007 and 2008 as a result of these restructuring initiatives.

See Note 3 of the Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2008, our cash balance was $55.3 compared with $76.8 at year end 2007.

Cash flows provided by operating activities were $228.7 compared with $269.8 for 2007. Trade accounts receivable decreased $104.0 due to the lower sales partially offset by increased days outstanding. Inventory increased $70.0 primarily due to higher raw material costs principally in the Specialty Chemicals segments and higher days of inventory on hand. The inventory days was influenced primarily by a slowdown in demand in our Specialty Chemicals and Building Block Chemical segments for which our operations were not able to adjust production levels to the lower demand by the end of 2008. Other liabilities decreased $42.0 which includes pension and other postretirement benefit contributions of $50.9 partially offset by current year accruals of $21.0 and environmental remediation spending of $10.2. Accounts payable decreased $75.4 due to reduced spending as a result of lower production levels, lower raw material pricing mostly in the Building Block Chemicals segment, and cost controls leading to a reduction of costs.

Cash flows used in investing activities were $193.4 for 2008 compared with $76.1 for 2007. In 2007, we received $38.7 related to the divestiture of our water treatment and acrylamide product lines. Capital spending for 2008 was $195.8 mostly related to work on a new carbon fiber line in South Carolina, a prepreg plant in China, and capacity expansions for waterborne and Radcure resins. We expect the prepreg plant to be operational in the second quarter of 2009 and the project in South Carolina is expected to be completed in the first quarter of 2010. Given current economic conditions, we expect capital spending in 2009 to remain relatively flat as compared to 2008. In 2009, we expect to continue investments in our new carbon fiber line in South Carolina and our prepreg plant in China. We have decided to limit 2009 investments to the aforementioned projects as well as expenditures related to safety, normal maintenance, and any other projects that present quick pay back economics.

Net cash flows used in financing activities were $52.0 in 2008 compared with $144.0 for 2007. In 2008, we had net debt borrowings of $0.3, treasury stock repurchases of 908,400 shares for $46.4, and cash dividends of $23.8, which was partially offset by proceeds received on the exercise of stock options of $11.2 and excess tax benefits from share-based payment arrangements of $5.3.

Approximately $45.0 remained authorized under our stock buyback program as of December 31, 2008. We did not purchase any shares in the fourth quarter of 2008. We do not expect to be actively repurchasing shares in 2009 given current economic conditions.

In November 2008, we repurchased a portion of our 4.6% notes due July 1, 2013 with a carrying value of $11.2 (including accrued interest) for a purchase price of $9.3 and recorded a gain on extinguishment of debt for $1.9.

At December 31, 2008, we have $286.0 of borrowing capacity available under our $400.0 revolving credit facility. Also at December 31, 2008, we had approximately $117.9 of non-U.S. credit facilities with outstanding borrowings of $43.8.

As of December 31, 2008, our total debt of $848.8 is denominated approximately 67% in U.S. dollars, 30% in Euros and the balance in other currencies, after taking into account Euro/U.S. dollar cross currency swaps. Our next scheduled long term debt maturity is October 1, 2010 when our $250.0, 5.5% notes are due and payable.

During 2008, we paid four quarterly cash dividends of $0.125 per common share which aggregated to $23.8. On January 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2009 to stockholders of record as of February 10, 2009.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. Our $400.0 primary credit facility contains various covenants in which we are required to meet two financial tests: ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and ratio of consolidated EBITDA to consolidated interest expense. We are currently in compliance with all covenants in the credit facility and based on our current view, expect to continue to be in compliance during 2009. However, as a result of the deteriorating economic environment and the adverse impact it has had and is expected to have on our results of operations in 2009, our ability to fully borrow under the facility may be limited as our ratio of consolidated total debt to consolidated EBITDA comes closer to the covenant requirement. If we were to seek a waiver of this covenant, we expect the cost of borrowing would increase significantly.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1, herein.

The portion of our pension and postretirement plan assets invested in equity securities have experienced negative returns in line with the decline in the markets in 2008. We estimate that pension and postretirement plan funding will be approximately $51.8 in 2009 as compared to $50.9 in 2008.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations under long-term agreements as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$807.5	$1.4	$251.3	$303.1	$251.7
Interest payments (1)	159.2	32.5	55.5	44.3	26.9
Operating leases	53.3	14.4	16.2	7.9	14.8
Pension and postretirement plans obligations (2)	51.8	51.8
Purchase obligations	94.6	75.5	13.5	3.6	2.0
Other noncurrent liabilities (3):
Environmental liabilities (2)	7.4	7.4
Cross currency swap (4)	56.2	—	14.0	—	$42.2

Total	$1,230.0	$183.0	$350.5	$358.9	$337.6

(1)	Includes variable interest rate payments on $114.0 of debt using the LIBOR rates and the Euro exchange rate at December 31, 2008.

(2)	Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2009 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2009 may vary significantly for pension. See Notes 11 (environmental) and 13 (pension) of the Notes to the Consolidated Financial Statements for more information on these liabilities.

(3)	Included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2008, were $66.2 of contingent liabilities (principally asbestos related liabilities) and $45.5 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table above.

(4)	Related balances are based on principal components using Euro exchange rate at December 31, 2008.

As of December 31, 2008, the amount of unrecognized tax benefits (FIN 48 liabilities) was $35.2. As specific payment dates can not be reasonably estimated, the related balances have not been reflected in the “Payments Due by Period” section of the table above.

We had net contractual commitments under currency forward contracts in U.S. dollar equivalent amounts of $146.4, that all settle in less than one year. (Refer to Item 7A as well as Note 6 of the Notes to Consolidated Financial Statements included herein).

We had $32.8 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2008 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

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

Currency Risk: We periodically enter into currency forward and cross currency swap contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2008, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts and cross currency swaps denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2008, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2008	Buy
Sell	U.S. Dollar	Euro	Pound Sterling	Australian Dollar	Canadian Dollar	Others
U.S. Dollar	—	$26.5	$8.0	$16.2	$41.0	$5.6
Pound Sterling	—	$1.7	—	—	—	—
Chinese Yuan	$5.0	—	—	—	—	—
Brazilian Real	$16.9	—	—	—	—	—
Norwegian Krone	—	$5.2	—	—	—	—
Taiwan Dollar	$6.7	—	—	—	—	—
Korean Won	$6.8	—	—	—	—	—
Others	$4.4	$1.3	—	—	—	$1.1

The unfavorable fair value of currency contracts, based on exchange rates at December 31, 2008, was $5.4. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $13.7. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

In September 2005, we entered into €207.9 of five year cross currency swaps and €207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S.

dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. Both currency swaps were designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), due to our decision to execute new off-setting cross currency swaps (“two year cross currency swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year cross currency swaps due on October 1, 2010. The net credit of $5.5 recorded in accumulated other comprehensive income on the de-designation date related to the five year swaps will be amortized into earnings over the remaining term of the related Euro-denominated intercompany loans. Prospective changes in the fair value of the five year swaps since the date of de-designation are reported in earnings. The two year cross currency swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed U.S. dollar interest payments. With respect to the two year swaps, we will receive 3.78% per annum and will pay 3.69% per annum on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year cross currency swaps are not designated as cash flow hedges under SFAS 133. The fair value of the two year swaps is calculated each quarter with changes in fair value reported in earnings. We expect the earnings impact related to future changes in the fair value of the two year cross currency swaps to substantially offset the earnings impact related to future changes in the fair value of the five year swaps. At December 31, 2008, the fair value of the two, five, and ten year swaps were $24.9, $(30.5), and $(4.6), respectively. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the Euro exchange rate would cause an increase/decrease of approximately $42.8 in the total value of the hedging instruments referred to above.

A portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At December 31, 2008, we had no designated forward contracts.

Commodity Price Risk: We use natural gas swaps to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. The maturities of these swaps correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These swaps are recognized on the balance sheet at fair value, which will be reclassified into manufacturing cost of sales through January 2010 as the hedged natural gas purchases affect earnings. For a detailed discussion on natural gas swaps, see Critical Accounting Policies – Derivative Financial Instruments and Certain Hedging Activities, Commodity Price Risk section below.

At December 31, 2008, we had outstanding natural gas swaps with a fair value loss of $11.3. Assuming that year-end natural gas prices were to decrease by a hypothetical 10%, the value of these contracts would decrease by approximately $2.2.

Interest Rate Risk: At December 31, 2008, our outstanding borrowings consisted of $41.0 of short-term variable rate borrowings and long-term debt, including the current portion, which had a carrying value of $807.8, a face value of $807.5 and a fair value, based on dealer quoted values, of approximately $734.6.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2008, interest expense would increase/decrease by approximately $1.5 for the next fiscal year and the fair value of the fixed rate long-term debt would increase/decrease by approximately $20.9.

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

Share-based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective method. SFAS 123R requires recognition of compensation cost in an amount equal to the fair value of share-based payments. Compensation cost for performance stock is recorded based on the market value on the original date of grant (which is the fair value in accordance to SFAS 123R).

Compensation cost for stock appreciation rights payable in cash (“cash-settled SARS”) is recognized based on the fair value of the award at the end of each period through the date of settlement. Compensation cost for stock appreciation rights payable in shares (“stock-settled SARS”) and stock options is recognized over the vesting period based on the estimated fair value on the date of the grant.

SFAS 123R also requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The estimated fair values are based on assumptions, including estimated lives of the instruments, historical and implied volatility, dividend yield on our common stock, and risk-free interest rates. We also consider the probability that the options and stock-settled SARS will be exercised prior to the end of their contractual lives and the probability of termination or retirement of the holder. These assumptions are based on reasonable facts but are subject to change based on a variety of external factors. Changes in assumptions from period to period may materially affect the amount of share-based compensation cost we recognize in income.

Environmental and Other Contingent Liabilities

Accruals for environmental remediation and operating and maintenance costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals are recorded at management’s best estimate of the ultimate expected liabilities, without any discount to reflect the time value of money. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available.

The amount accrued for environmental remediation reflects our assumptions about remediation requirements at the contaminated site, the nature and cost of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

Included in other contingent liabilities are workers’ compensation, product liability and toxic tort claims. The amount accrued for other contingent liabilities reflects our assumptions about the incidence, severity, indemnity costs and dismissal rates for existing and future claims.

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

Probable insurance recoveries for past and probable future indemnity costs are recorded at management’s best estimate of the ultimate expected receipts without discounting to reflect the time value of money and are recorded as other assets. A number of factors impact the estimates of insurance reimbursements. These factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies, how legal and defense costs will be covered by the insurance policies, the interpretation of the effect on coverage of various policy terms and limits and their interrelationships, and historical recovery rates over the past ten years.

Defense and processing costs are expensed as incurred. Insurance recoveries for defense and processing costs are recognized when the recovery is probable and related costs are incurred and are recorded as other assets.

Retirement Plans

We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 68% of our consolidated pension assets and 70% of projected benefit obligations as of December 31, 2008. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look to rates of return on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. Future expected actuarially determined cash flows of our major U.S. plans are matched against a yield curve encompassing such bonds to arrive at a single discount rate by plan. We discounted our U.S. future pension liabilities using a rate of 6.05% at December 31, 2008. The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans would decrease our 2009 expected annual expense by $7.0 and decrease our liability by $65.6. A 1% decrease to the discount rate for our U.S. pension plans would increase our 2009 expected annual expense by $7.1 and increase our liability by $73.8. A 1% increase to the discount rate for our U.S. post retirement medical plan would increase our 2009 expected annual expense by $0.7 and decrease our liability by $14.7. A 1% decrease to the discount rate for our U.S. post retirement medical plan would decrease our 2009 expected annual expense by $0.9 and increase our liability by $15.8.

The expected rate of return on our U.S. plan assets, which was 7.75% for 2008, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. A 1% change to the expected rate of return on plan assets of our U.S. pension plans would increase or decrease our 2009 expected annual expense by $5.3. The U.S. pension plans’ investment mix at December 31, 2008 approximated 45% equities and 55% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized into pension expense in accordance with SFAS No. 87, “Employers' Accounting for Pensions.”

Impairment of Goodwill

We have defined our segments as our SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) reporting units. Our four business segments are Cytec Performance Chemicals, Cytec Surface Specialties, Cytec Engineered Materials and Building Block Chemicals. Cytec Performance Chemicals serves large, global industrial markets. Cytec Surface Specialties serves the large, global coatings market. Cytec Engineered Materials serves principally aerospace markets. Building Block Chemicals sells commodity chemical intermediates to industrial users. The segments above reflect how we run our Company, manage the assets and view our customers.

We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. We use a two-step process to test goodwill for impairment. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. The market multiple approach provides a straightforward, cost effective and relatively simple method to readily determine if an impairment might exist by utilizing EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) information by reporting unit multiplied by average current industry valuation factors or multiples to easily determine an estimated range of fair value. Due to the cyclical nature of our reporting units, we utilize a three year EBITDA average of historical and forecasted EBITDA for the reportable segment times the range of EBITDA multiple factors. The three year period is comprised of the prior year, current year and one year projected amounts. The market multiple range utilizes an average lower and upper multiple limit based on recent industry acquisition average EBITDA multiples paid by financial and strategic purchasers. We obtain this information from a third party investment bank. If the reporting unit’s estimated fair value using the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test, as defined by SFAS No. 142. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

In the fourth quarter of 2008, we completed our annual goodwill impairment test. For the market multiple approach, we used an EBITDA range of between 8.0X and 10.0X. All of our reporting units passed step 1A using both the lower and upper limit EBITDA multiples, with the exception of the Surface Specialties reporting unit. The Surface Specialties EBITDA of $139.5 was a three year average of the 2007 actual, 2008 actual, and the 2009 budgeted EBITDA amounts. The market multiple approach (Step 1A) for the Surface Specialties reporting unit resulted in a fair value range of $1,116 to $1,395. Since the range of the estimated fair values using the multiples was below the carrying value, we refined the estimate of the fair value using a discounted cash flow approach in accordance with our aforementioned policy which resulted in a value of $1,159. The discounted cash flow approach fair value was less than the carrying value, indicating that an impairment of Surface Specialties goodwill exists. The discounted cash flow projections considered the adverse impact of the current macroeconomic business environment on the long-term financial outlook of Surface Specialties and reduced profitability of certain product lines. The discounted cash flow approach considered a weighted average cost of capital (“WACC”) rate of 11.5% as the discount rate and an estimated net cash flow for a ten-year period from 2009 to 2018. The WACC calculation considered a risk-free rate of return, cost of debt and expected equity premium. The risk-free rate of return equaled the yield on long-term United States Treasury bonds. The cost of debt represented the yield of a BBB rated U.S. bond. The cost of equity included an estimate of the return on typical long-term investments required to induce investment in a diversified portfolio of U.S. publicly traded stocks adjusted for a specific risk and size premiums of Surface Specialties. The Surface Specialties specific risk premium reflects the specific risks associated with the current business and future performance estimates. The cost of equity and debt were weighted based on the observed capital structures of companies with characteristics similar to the Surface Specialties reporting unit. The discounted cash flow model also reflects a terminal value that assumes 2018 net cash flows will continue to grow at a rate of 2.75% in perpetuity, which we believe is reasonable for this business. These evaluations involve amounts that are based on management's best estimates and judgments.

The discounted cash flows were based on a ten year projection, covering 2009 through 2018. The 2009 to 2012 projections take into account current macroeconomic conditions and reflect management’s best estimate of the amount of time required before the business recovers from the current recessionary environment. The 2013 to 2018 amounts were based on forecasted average revenue growth factor of approximately 3%. The projections included average annual capital expenditures of $48 and net working capital increases corresponding to the revenue growth assumed. We assumed an average tax rate of 30% for the discounted cash flow approach which we believe is a realistic approximation of our future annual effective tax rate.

Since the fair value of the Surface Specialties reporting unit was less than the carrying value of the business, we allocated the fair value of Surface Specialties to all of the identifiable tangible and intangible assets and liabilities of the reporting unit. The results of the allocation of total fair value to all assets and liabilities resulted in an implied fair value of goodwill of $322.0. The difference of $385.0 between the carrying value of goodwill of $707.0 and the implied value of goodwill of $322.0 represents the impairment charge recorded in the fourth quarter of 2008.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the goodwill impairment. The approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant.

Critical Factors	Change	Approximate Increase/(Decrease) to Impairment Charge
Weighted Average Cost of Capital	+0.50%	$59.0
Weighted Average Cost of Capital	-0.50%	(65.0)
Terminal Value Growth Rate	+0.25%	(15.9)
Terminal Value Growth Rate	-0.25%	15.0
Annual Capital Expenditures	+$10.0	49.0
Annual Capital Expenditures	-$10.0	(48.0)
Annual Sales Volume Growth Rate	+0.25%	(184.0)
Annual Sales Volume Growth Rate	-0.25%	215.0
Operating Profit Margin	+1%	(84.0)
Operating Profit Margin	-1%	103.0

Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. We are not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.

Impairment of Long-Lived Assets, Intangible Assets and Assets to be Disposed

Long-lived assets and intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Intangible assets with determinable useful lives are amortized over their respective estimated useful lives. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell. In conjunction with our annual assessment of goodwill for impairment, we performed a recoverability test of the long-lived assets of the Surface Specialties reporting unit. The undiscounted cash flows expected from the use and eventual disposition of the long-lived assets exceeded the net book value of the long-lived assets. Accordingly, no impairment charges were recorded.

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

We establish accruals for tax contingencies when, notwithstanding the reasonable belief that our tax return positions are fully supported, we believe that certain filing positions are likely to be challenged and moreover, that such filing positions may not be fully sustained. Prior to the issuance of FIN 48, all uncertain income tax positions were accounted for under FASB Statement 5; Accounting for Contingencies (“FAS 5”). We adopted FIN 48 in January 2007, which provides that recognition of a tax benefit from an uncertain tax position will be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We continually evaluate our uncertain tax positions and will adjust such amounts in light of changing facts and circumstances all within accordance of the provisions of FIN 48 including but not limited to emerging case law, tax legislation, rulings by relevant tax authorities, and the progress of ongoing tax audits. Settlement of a given tax contingency could impact the income tax provision in the period of resolution. Our accruals for gross uncertain tax positions are presented in the balance sheet within income taxes payable and other noncurrent liabilities.

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

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we would recognize the change in the fair value of the currency forward contract in other income (expense), net. In November 2008, we ceased designating our five year cross currency swaps as a cash flow hedge of the changes in the value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain intercompany loans as noted below. We did not terminate any other designated hedging relationships in 2007 or 2006. There was no ineffectiveness in 2008, 2007 or 2006.

The earnings impact of cross currency swaps that are not designated as cash flow hedges and currency forward contracts that are used to economically hedge foreign currency assets or liabilities, if any, are recognized in other income/(expense), net during the term of the contracts.

We use cross currency swaps to hedge certain future cash flows from Euro receipts on certain Euro denominated intercompany loans receivable we have with certain subsidiaries against changes in the U.S. dollar to Euro exchange rates. The swaps fix the U.S. dollar equivalent cash flows of these Euro denominated intercompany loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges in accordance with SFAS 133, due to our decision to execute new off-setting cross currency swaps (“two year cross currency swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year cross currency swaps due on October 1, 2010. The two year cross currency swaps are not designated as cash flow hedges under SFAS 133. All cross currency swaps are recorded at fair value as either assets or liabilities. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, we reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to U.S. dollar of the Euro intercompany loans. We accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008. Prospectively, upon de-designation, the fair value of the two year and the five year cross currency swaps is calculated each quarter with changes in fair value reported in earnings. We expect the earnings impact related to future changes in the fair value of the two year cross currency swaps to substantially offset the earnings impact related to future changes in the fair value of the five year cross currency swaps. We accrue for all swaps the periodic net swap interest payments each period in the consolidated income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

A portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment.

Commodity Price Risk: We use natural gas swaps to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other income (expense), net. Any ineffectiveness is recognized in other income (expense), net in the current period. If the hedging relationship is terminated we continue to defer the related gain or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur we recognize the related gain or loss in other income (expense), net in that period. We did not terminate any hedges during 2008, 2007 and 2006. All hedged transactions that were forecasted to occur in 2008, 2007 and 2006 occurred as forecasted. Ineffectiveness during these years was insignificant. The fair values of all of these instruments are based on quotes from third party financial institutions.

Fair Value Measurements

During the first quarter of 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS 157 establishes a single authoritative framework for measuring fair value, and requires additional disclosures about fair value measurements. The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

All of our derivatives are valued based on level 2 inputs. Our gas swaps and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements.

At December 31, 2008, the favorable/(unfavorable) fair value of the two, five, and ten year swaps were $24.9, $(30.5), and $(4.6), respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 6 of the Consolidated Financial Statements for additional details on SFAS 157 disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$8.2
Euro interest rate curve	-10%	(8.4)
USD interest rate curve	+10%	(5.2)
USD interest rate curve	-10%	5.3
Euro/USD exchange rate	+10%	(42.8)
Euro/USD exchange rate	-10%	42.8

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$55.3	$76.8
Trade accounts receivable, less allowance for doubtful accounts of $6.2 and $4.5 in 2008 and 2007, respectively	448.8	584.4
Other accounts receivable	81.2	72.1
Inventories	569.4	520.0
Deferred income taxes	13.8	7.1
Other current assets	19.4	15.7

Total current assets	1,187.9	1,276.1
Investment in associated companies	22.1	23.8
Plants, equipment and facilities, at cost	2,136.1	2,022.6
Less: accumulated depreciation	(1,019.8)	(972.6)

Net plant investment	1,116.3	1,050.0
Acquisition intangibles, net of accumulated amortization of $171.3 and $139.3 in 2008 and 2007, respectively	430.8	484.5
Goodwill	693.7	1,104.8
Deferred income taxes	43.3	0.4
Other assets	131.5	122.1

Total assets	$3,625.6	$4,061.7

Liabilities
Current liabilities
Accounts payable	$249.4	$316.5
Short-term borrowings	41.0	42.0
Current maturities of long-term debt	1.4	101.4
Accrued expenses	190.1	204.4
Income taxes payable	12.5	7.4
Deferred income taxes	12.8	15.2

Total current liabilities	507.2	686.9
Long-term debt	806.4	705.3
Pension and other postretirement benefit liabilities	436.3	271.4
Other noncurrent liabilities	304.2	349.2
Deferred income taxes	96.8	134.9
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 48,132,640 shares	0.5	0.5
Additional paid-in capital	437.1	438.0
Retained earnings	1,133.5	1,356.6
Accumulated other comprehensive (loss)/gain	(39.2)	157.5
Treasury stock, at cost, 1,069,423 shares in 2008 and 596,911 shares in 2007	(57.2)	(38.6)

Total stockholders’ equity	1,474.7	1,914.0

Total liabilities and stockholders’ equity	$3,625.6	$4,061.7

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Net sales	$3,639.9	$3,503.8	$3,329.5
Manufacturing cost of sales	2,912.7	2,752.9	2,669.6
Selling and technical services	230.1	212.8	215.4
Research and process development	81.6	75.7	73.9
Administrative and general	112.0	113.2	102.9
Amortization of acquisition intangibles	39.6	38.7	37.8
Gain on sale of assets held for sale	—	13.6	75.5
Goodwill impairment charge	385.0	—	—

(Loss)/earnings from operations	(121.1)	324.1	305.4
Other income (expense), net	1.5	(0.4)	12.7
Gain on early extinguishment of debt	1.9	—	—
Equity in earnings of associated companies	1.5	1.4	3.2
Interest expense, net	35.2	41.9	55.5

(Loss)/earnings before income tax provision and cumulative effect of accounting change	(151.4)	283.2	265.8
Income tax provision	47.4	76.7	69.4

(Loss)/earnings before cumulative effect of accounting change	(198.8)	206.5	196.4
Cumulative effect of accounting change, net of taxes	—	—	(1.2)

Net (loss)/earnings available to common stockholders	$(198.8)	$206.5	$195.2

Basic (loss)/earnings per common share:
(Loss)/earnings before cumulative effect of accounting change	$(4.16)	$4.29	$4.13
Cumulative effect of accounting change, net of taxes	—	—	(0.02)

Net (loss)/earnings available to common stockholders	$(4.16)	$4.29	$4.11

Diluted (loss)/earnings per common share:
(Loss)/earnings before cumulative effect of accounting change	$(4.16)	$4.20	$4.03
Cumulative effect of accounting change, net of taxes	—	—	(0.02)

Net (loss)/earnings available to common stockholders	$(4.16)	$4.20	$4.01

Dividends per common share	$0.50	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions, except per share amounts)

	2008	2007	2006
Years ended December 31,
Cash flows provided by (used in) operating activities
Net (loss)/earnings available to common stockholders	$(198.8)	$206.5	$195.2
Non cash items included in (loss)/earnings from operations:
Depreciation	113.7	100.9	111.2
Amortization	45.6	44.7	41.6
Share-based compensation	10.2	12.9	13.4
Deferred income taxes	(19.1)	27.2	15.9
Gains on sales of assets	(3.9)	—	—
Gain on sale of assets held for sale	—	(13.6)	(75.5)
Asset impairment charges	385.0	1.4	29.3
Gain on early extinguishment of debt	(1.9)	—	—
Unrealized loss/(gain) on derivative instruments	8.4	(1.7)	0.5
Cumulative effect of accounting change	—	—	1.9
Other	0.7	1.9	(0.8)
Changes in operating assets and liabilities:
Trade accounts receivable	104.0	(38.8)	(33.6)
Other receivables	6.0	10.1	(7.9)
Inventories	(70.0)	(21.7)	(54.3)
Other assets	(13.8)	5.2	18.5
Accounts payable	(75.4)	2.8	15.0
Accrued expenses	(18.6)	(1.8)	(10.2)
Income taxes payable	(1.4)	(14.7)	(6.4)
Other liabilities	(42.0)	(51.5)	(52.8)

Net cash provided by operating activities	228.7	269.8	201.0

Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(195.8)	(114.8)	(102.5)
Net proceeds received on sale of assets	2.4	38.7	206.6

Net cash (used in) provided by investing activities	(193.4)	(76.1)	104.1

Cash flows provided by (used in) financing activities
Proceeds from long-term debt	282.0	222.0	241.2
Payments on long-term debt	(278.7)	(319.8)	(632.8)
Change in short-term borrowings	(3.0)	(1.2)	0.2
Cash dividends	(23.8)	(19.1)	(18.8)
Proceeds from the exercise of stock options	11.2	39.3	45.0
Purchase of treasury stock	(46.4)	(77.3)	—
Excess tax benefits from share-based payment arrangements	5.3	11.7	10.7
Other	1.4	0.4	0.1

Net cash used in financing activities	(52.0)	(144.0)	(354.4)

Effect of currency rate changes on cash and cash equivalents	(4.8)	3.5	4.3

(Decrease) increase in cash and cash equivalents	(21.5)	53.2	(45.0)
Cash and cash equivalents, beginning of year	76.8	23.6	68.6

Cash and cash equivalents, end of year	$55.3	$76.8	$23.6

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions)

Years ended December 31, 2008, 2007 and 2006	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compen- sation	Pension Liabilities	Additional Minimum Pension Liability	Unrealized net (losses) gains on cash flow hedges (1)	Cumulative Translation Adjustments	Treasury Stock	Total
Balance at January 1, 2006	$0.5	$406.1	$993.0	$(2.5)	$—	$(115.6)	$0.9	$28.2	$(58.2)	$1,252.4
Net earnings as adjusted	—	—	195.2	—	—	—	—	—	—	195.2
Other comprehensive income:
Minimum pension liability adjustment, net of taxes of $11.5	—	—	—	—	—	18.7	—	—	—	18.7
Unrealized net gains on derivative instruments	—	—	—	—	—	—	2.2	—	—	2.2
Translation adjustments	—	—	—	—	—	—	—	60.6	—	60.6
Comprehensive income										$276.7
Adjustment resulting from adoption of SFAS 123R , net of tax	—	(3.1)	—	2.5	—	—	—	—	—	(0.6)
Dividends:
Common stock outstanding	—	—	(18.8)	—	—	—	—	—	—	(18.8)
Deferred and unvested common stock	—	0.3	(0.3)	—	—	—	—	—	—	—
Share-based compensation	—	13.1	—	—	—	—	—	—	(1.5)	11.6
Exercise of stock options	—	1.9	—	—	—	—	—	—	43.5	45.4
Excess tax benefit on stock options	—	10.7	—	—	—	—	—	—	—	10.7
Adjustment resulting from adoption of SFAS 158, net of tax	—	—	—	—	(102.3)	96.9	—	—	—	(5.4)
Balance at December 31, 2006	$0.5	$429.0	$1,169.1	$—	$(102.3)	$—	$3.1	$88.8	$(16.2)	$1,572.0
Cumulative effect of adjustment resulting from the adoption of FIN 48	—	—	0.3	—	—	—	—	—	—	0.3
Adjusted Balance at January 1, 2007	$0.5	$429.0	$1,169.4	$—	$(102.3)	$—	$3.1	$88.8	$(16.2)	$1,572.3
Net earnings	—	—	206.5	—	—	—	—	—	—	206.5
Other comprehensive income:
Pension liability adjustment, net of tax	—	—	—	—	52.5	—	—	—	—	52.5
Unrealized net gains on derivative instruments	—	—	—	—	—	—	20.7	—	—	20.7
Translation adjustments	—	—	—	—	—	—	—	94.7	—	94.7
Comprehensive income										$374.4
Dividends:
Common stock outstanding	—	—	(19.1)	—	—	—	—	—	—	(19.1)
Deferred and unvested common stock	—	0.2	(0.2)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(77.3)	(77.3)
Share-based compensation	—	12.0	—	—	—	—	—	—	0.7	12.7

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(Dollars in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Pension Liabilities	Additional Minimum Pension Liability	Unrealized net (losses) gains on cash flow hedges (1)	Cumulative Translation Adjustments	Treasury Stock	Total
Exercise of stock options	—	(14.9)	—	—	—	—	—	—	54.2	39.3
Excess tax benefit on stock options	—	11.7	—	—	—	—	—	—	—	11.7
Balance at December 31, 2007	$0.5	$438.0	$1,356.6	$—	$(49.8)	$—	$23.8	$183.5	$(38.6)	$1,914.0
Net loss	—	—	(198.8)	—	—	—	—	—	—	(198.8)
FAS 158 – measurement date adjustment (2)	—	—	(0.3)	—	—	—	—	—	—	(0.3)
Other comprehensive income:
Pension liability adjustment, net of tax	—	—	—	—	(127.8)	—	—	—	—	(127.8)
Unrealized net gains on derivative instruments, net of tax	—	—	—	—	—	—	(2.6)	—	—	(2.6)
Translation adjustments	—	—	—	—	—	—	—	(66.3)	—	(66.3)
Comprehensive income										$(395.8)
Dividends:
Common stock outstanding	—	—	(23.8)	—	—	—	—	—	—	(23.8)
Deferred and unvested common stock	—	0.2	(0.2)	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—	(46.4)	(46.4)
Share-based compensation	—	6.8	—	—	—	—	—	—	3.4	10.2
Exercise of stock options	—	(13.2)	—	—	—	—	—	—	24.4	11.2
Excess tax benefit on stock options	—	5.3	—	—	—	—	—	—	—	5.3
Balance at December 31, 2008	$0.5	$437.1	$1,133.5	$—	$(177.6)	$—	$21.2	$117.2	$(57.2)	$1,474.7

(1)	Other comprehensive income related to the (unfavorable)/favorable change in fair value of our cross currency swaps as of December 31, 2007, 2006, and 2005 had previously been reported on a pre-tax basis of $40.1, $12.0, and ($1.2), respectively, in accumulated other comprehensive income on our consolidated balance sheet in our previously filed consolidated financial statements. Accordingly, these were revised to reflect related tax effects of ($15.9), ($4.7), and $0.5 as of December 31, 2007, 2006, and 2005, respectively, with a corresponding increase in deferred tax liabilities/assets for the same amount. The tax benefit/(cost) related to unrealized gains/(losses) on our cross currency swaps included in accumulated other comprehensive income in prior periods has been revised accordingly. This revision of prior year financial statements was immaterial and it had no impact on reported net earnings, EPS, or cash flow from operating activities.

(2)	Represents the impact of the adoption of the measurement date provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”) as a result of the use of November 30 as the measurement date for the majority of our non-U.S. defined benefit pension plans in prior periods. We adopted the measurement date requirement in 2008 using the 13-months approach. In accordance with this approach, we recorded an additional one month of net periodic benefit cost covering the period between the previous measurement date of November 30, 2007 and December 31, 2008 as an adjustment to retained earnings. See Note 1 and 13 of the Consolidated Financial Statements for additional details.

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace, adhesives, automotive and industrial coatings, construction, chemical intermediates, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions in the finished products of our customers. We operate on a global basis with 39% of our 2008 revenues in North America, 41% in Europe, Middle East, and Africa, 14% in Asia-Pacific and 6% in Latin America. We have manufacturing and research facilities located in 18 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.

C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of accumulated other comprehensive income. Gains and losses on foreign currency transactions, which represent the translation of transactions denominated in currencies other than the functional currency of the impacted legal entity, are recorded as incurred in other income (expense), net.

D. Depreciation: Depreciation is provided on either the straight-line or the straight-line composite method. Assets in the United States acquired in conjunction with the Surface Specialties business (“Surface Specialties”) of UCB SA (“UCB”) and assets outside the United States and Canada are depreciated on a straight-line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations. Depreciation for the remainder of our assets in the United States and Canada is provided primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, unless a major change in the composition of an asset class has occurred, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. We capitalize interest costs incurred during the period of construction of plants and equipment.

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

F. Goodwill: We have defined our reportable segments as our reporting units for our goodwill accounting. We test goodwill for impairment on an annual basis as of October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. When necessary, we record charges for goodwill impairments for the amount by which the implied fair value of goodwill is less than its carrying value.

We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the reporting unit’s estimated fair value at the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using discounted cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The second step of the goodwill impairment test is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

G. Cash and Cash Equivalents: Securities with maturities of three months or less when purchased are considered to be cash equivalents.

H. Financial Instruments: On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. Certain financial instruments are recorded at cost which approximates fair value such as cash and cash equivalents, receivables, certain other assets, accounts payable, and certain other liabilities. Fair values are determined through a combination of management estimates and information obtained from third parties using the latest available market data. Long-term debt is carried at amortized cost.

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

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we recognize the change in the fair value of the currency forward contract in other income (expense), net.

We use cross currency swaps to hedge certain future cash flows from Euro receipts on certain Euro denominated intercompany loans receivable we have with certain subsidiaries against changes in the U.S. dollar to Euro exchange rates. The swaps fix the U.S. dollar equivalent cash flows of these Euro denominated intercompany loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. All cross currency swaps are recorded at fair value as either assets or liabilities. Certain of these swaps have been designated as cash flow hedges. Accordingly, for swaps designated as cash flow hedges, each period we record the change in fair value of the swaps in accumulated other comprehensive income, net of taxes, and reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to U.S. dollar of the Euro denominated loans that are being hedged.

If all or a portion of these swaps are de-designated as cash flow hedges, the net gain or loss in accumulated other comprehensive income at the de-designation date is deferred and recognized in earnings over the remaining term of the originally hedged transaction if it is still probable that the original hedged forecasted transaction will occur. The earnings impact of cross currency swaps that are not designated as cash flow hedges and currency forward contracts that are used to hedge foreign currency assets or liabilities, if any, are recognized in other income (expense), net during the term of the contracts. We accrue for all swaps the periodic net swap interest payments each period in the consolidated income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

A portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a hedge of our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment.

Commodity Price Risk: We use natural gas swaps to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These swaps, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other income (expense), net. Any ineffectiveness is recognized in other income (expense), net in the current period. If the hedging relationship is terminated, we continue to defer the related gains or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur, we recognize the related gain or loss in other income (expense), net in that period. We did not terminate any hedges during 2008, 2007 and 2006. All hedged transactions that were forecasted to occur in 2008, 2007 and 2006 occurred as forecasted. Ineffectiveness during these years was insignificant. The fair values of all of these instruments are based on a readily available published index for commodity prices.

J. Environmental and Other Contingent Liabilities: Accruals for environmental remediation, maintenance and operating costs directly related to remediation, and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

It is our practice to conduct an analysis of our self-insured and insured contingent liabilities annually and whenever circumstances change significantly. Included in these liabilities are workers’ compensation, product liability and toxic tort claims.

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

On January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

L. Postretirement Benefits: Costs of postretirement benefits are recognized as employees render the services necessary to earn the related benefits. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits, an amendment of SFAS 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors postretirement plans to recognize an asset or liability for the overfunded or underfunded status of plans.

Additionally, employers are required to record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts are reclassified into earnings as components of net periodic benefit cost/income pursuant to the recognition and amortization provisions of the current applicable accounting literature. Finally, SFAS 158 requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, as opposed to at an earlier measurement date as allowed previously. Prior to 2008, we used a measurement date of November 30 when valuing our pension obligations for the majority of our non-U.S. defined benefit pension plans. The provisions of SFAS 158 requiring that the measurement date be the same as the date of the statement of financial position became effective for the year ended December 31, 2008 and as a result, we changed our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November 30. SFAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. We adopted the measurement date requirement in 2008 using the 13-month approach. In accordance with this approach, we recorded an additional one month of net periodic benefit cost of $0.3 net of tax in December 2008 covering the period between the previous measurement date of November 30, 2007 and December 31, 2008 as an adjustment to retained earnings. SFAS 158 does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. Except for the measurement date requirement, we adopted SFAS 158 in the fourth quarter of 2006. The adoption of SFAS 158 in 2008 and 2006 had no effect on our consolidated statements of income and cash flows. See Note 13 for further discussion of the effect of adopting SFAS 158.

M. Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, collection is reasonably assured and title and risk of loss has passed to our customers. Customer rebates are estimated and recognized as a reduction of sales as such rebates are being earned.

N. Stock-Based Compensation: On January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method. In accordance to SFAS 123R, we recognize our share-based compensation cost in an amount equal to the fair value of share-based payments. In addition, SFAS 123R requires that we estimate a forfeiture rate for all share-based awards. We monitor share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.

O. Deferred Planned Maintenance Costs: On January 1, 2007, we adopted FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP”) and retroactively applied the accounting required by the FSP to our prior consolidated financial statements accordingly. In accordance with the FSP, we utilize the deferral method to account for maintenance expenses incurred for scheduled maintenance activities, which are amortized evenly until the next scheduled activity.

P. Newly Issued Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. In addition to disclosing the fair values of derivative instruments and their gains and losses in a tabular format, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. SFAS 161 does not change the accounting for derivative instruments.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 will also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. On January 1, 2008, we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. As of December 31, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are long-lived assets, goodwill, acquisition intangibles, and asset retirement obligations for which we will provide the required disclosures upon adoption of the remainder of SFAS 157 effective January 1, 2009. See Note 6 of the Consolidated Financial Statements for additional details on the impact of adoption of SFAS 157.

Q. Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect the reported amounts and disclosures. For example, estimates are used when accounting for allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental and other contingent liabilities, pension and other postretirement benefits, income tax valuation allowances and assumptions utilized in determining share-based compensation. Actual results could differ from these estimates. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

R. Reclassifications: Certain reclassifications to the prior year consolidated financial statements have been made to conform with current year presentation.

2. DIVESTITURES

In October 2006, we completed the first of three phases of the sale of our water treatment chemicals and acrylamide product lines to Kemira Group (“Kemira”). This first phase included the product lines themselves, the related intellectual property, the majority of the manufacturing sites and essentially all of the sales, marketing, manufacturing, research and development and technical services personnel. The manufacturing sites in the first phase included Mobile, Alabama, Longview, Washington, Bradford, UK, and the acrylamide manufacturing plant at our Fortier, Louisiana facility which will be operated by our personnel under a long-term manufacturing agreement. The sale of our Botlek manufacturing site in the Netherlands was completed and transferred to Kemira in January 2007 as part of the phase two closing. We continue to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under long-term supply agreements. In addition, under various long-term manufacturing agreements, we manufacture certain water treatment products for Kemira at several of our sites and Kemira manufactures for us certain mining chemicals at the Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site. These contracts were all deemed to be at estimated market value. Sales of certain assets at subsidiaries in Asia/Pacific and Latin America were settled in the third and fourth quarters of 2007 and the transfer of our subsidiary in Venezuela was completed in the fourth quarter of 2007 as the third and final phase of the transaction.

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

At the time of the sale of the manufacturing facilities included in this transaction, Kemira agreed to assume certain environmental liabilities related to those sites and we agreed to compensate Kemira for the estimated costs of required remedial actions identified in a subsequent site evaluation or to undertake such actions on behalf of Kemira. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in the first quarter of 2008. As a result of these negotiations, in the first quarter of 2008 we paid Kemira approximately $1.9 in exchange for their agreement to assume the environmental liabilities related to one of the transferred sites. A final payment to Kemira for $2.8 was made in the second quarter of 2008 in accordance with their agreement to assume environmental liabilities related to the last of the transferred sites (see Note 11 of the Consolidated Financial Statements). After adjusting for these environmental settlements, final net proceeds related to this transaction were $242.0 ($240.6 net of associated transaction costs).

We recorded a pre-tax gain of $75.5 related to the first phase closing in the fourth quarter of 2006, and a pre-tax gain of $13.6 in 2007 from other closings and other activities. The 2007 gain consists of a pre-tax gain of $15.7 recorded in the first quarter related to the phase two sale of the Botlek site, which includes a pre-tax gain of $13.8 resulting from the recognition of accumulated translation adjustments, and a pre-tax loss of $2.1 recorded in the fourth quarter. The fourth quarter 2007 loss included a loss on the transfer of the Venezuela subsidiary, an accrual to increase recorded environmental liabilities related to sites previously transferred to Kemira based on additional information generated by updated site evaluations, and a favorable adjustment, based on final actuarial reports, to a pension settlement loss accrued in the first quarter of 2007 related to the sale of the Botlek site.

3. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

In 2008, we recorded net restructuring charges of $14.9 ($10.4 after-tax), which were charged to expense as follows: manufacturing cost of sales of $5.6, selling and technical services of $6.6, administrative and general expenses of $1.1, and research and development of $1.6. The $14.9 in net restructuring charges is comprised of $11.1, $3.0, and $0.8 for 2008, 2007 and 2006 restructuring initiatives, respectively, as described below.

In 2007, we recorded net restructuring charges of $6.2 ($5.0 after-tax), which were charged to expense as follows: manufacturing cost of sales $5.7, and administrative and general of $0.5. The $6.2 in net restructuring charges is comprised of $4.0, $2.4, and ($0.2) for 2007, 2006 and 2005 restructuring initiatives, respectively.

In 2006, we recorded net restructuring charges of $19.3 ($16.1 after-tax) and impairment charges of $29.3 ($24.6 after-tax) in connection with several restructuring initiatives. In the aggregate these costs were charged to expense as follows: manufacturing cost of sales $43.3, selling and technical services $1.1, administrative and general $1.8, research and process development $1.0, and amortization of acquisition intangibles $1.4. The $48.6 in net restructuring and impairment charges are comprised of $51.1 and ($2.5) for 2006 and 2005 restructuring initiatives, respectively.

Details of 2008 restructuring initiatives are as follows:

During the fourth quarter of 2008, in an effort to align our cost structure to the changing and challenging demand environment, we decided to restructure certain activities of our Surface Specialties segment, resulting in the elimination of 31 positions. The restructuring charge of $4.6 for the three and twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $0.7, selling and technical services of $2.9, and research and process development of $1.0. The remaining reserve at December 31, 2008 of $3.0 relating to this restructuring initiative is expected to be paid in 2009.

During the third quarter of 2008, as a cost savings and reduction initiative and to re-align our staff levels with our latest view of the global economy, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 39 positions. The net restructuring charge of $5.2 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $1.2, selling and technical services of $3.2, administrative and general of $0.7, and research and process development of $0.1. The remaining reserve at December 31, 2008 of $1.3 relating to this restructuring initiative is expected to be paid in 2009.

During the first quarter of 2008, as a cost savings and reduction initiative, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 13 positions. The net restructuring charge of $1.3 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: selling and technical services of $0.5, administrative and general of $0.3, and research and process development of $0.5. The remaining reserve at December 31, 2008 of $0.1 relating to this restructuring initiative is expected to be paid in 2009.

Details of 2007 restructuring initiatives are as follows:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Cytec Performance Chemicals segment. As a result, we recorded a restructuring charge of $2.6 to 2007 manufacturing cost of sales primarily related to severance and other benefits earned through 2007 by the 63 employees who were retained through May 2008. This charge also included the write-off of excess raw materials and spare parts. For the twelve months ended December 2008, we recorded an additional restructuring charge of $2.9 to manufacturing cost of sales. This charge relates to the remainder of the severance and other benefits which were recorded as they were earned as well as decontamination expenses which were expensed as incurred. The remaining reserve at December 31, 2008 of $1.5 relating to this restructuring initiative is expected to be paid in 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. Liquid coating resins are part of the Cytec Surface Specialties segment. We recorded a restructuring charge of $1.4 to 2007 manufacturing cost of sales relating to severance and other benefits for 31 employees. An additional restructuring charge of $0.1 was recorded in 2008, primarily related to the remainder of the severance and other benefits which were recorded as they were earned. The economic benefit of this restructuring is derived from the combination of ceasing operations of one manufacturing line and supplying the volume on a consolidated operating basis. The remaining reserve at December 31, 2008 of $0.5 relating to this restructuring initiative is expected to be paid in 2009. Asset retirements resulting from the Willow Island and Wallingford projects are being recorded as they are dismantled, and are charged to the composite depreciation reserve in accordance with our accounting policy.

Details of 2006 restructuring initiatives are as follows:

Based on forecasted cash flow information, we determined that our manufacturing facility in Dijon, France and related intangible assets were impaired. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Cytec Surface Specialties segment, which are used in the coating industry for sale in the European market. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded an impairment charge of $15.5 to write-down the carrying value of the manufacturing facility and related intangible assets down to zero as we did not believe the assets were saleable and the outlook for recovery of products it manufactured was not positive. Also in 2006, after the appropriate consultations with the Works Council, we decided to close the facility and commence shutdown activities. At that time, we recorded a restructuring charge of $8.4, based on estimated severance costs for eliminating 60 positions at our Dijon, France manufacturing site. In addition, we recorded a net restructuring charge of $1.5 primarily for the severance costs for eliminating 8 positions at our Indian Orchard, Massachusetts site, and 16 positions at our leased facilities in New Castle, Delaware, which operations have relocated to our new manufacturing facility in Kalamazoo, Michigan. The restructuring was charged as follows: manufacturing cost of sales $7.8, selling and technical services $0.6, research and process development $0.5, and administrative and general $1.0. No payments were made in 2006. In 2007 and 2008, the Dijon restructuring reserve was reduced by $7.7 and $2.6, respectively, for cash payments primarily related to severance and the balance is expected to be paid by the beginning of 2009. In addition, a non-cash charge of $0.3 for asset impairment at the Indian Orchard facility was charged against the reserve and all cash payments for severance of the 8 positions in Indian Orchard and 16 positions in New Castle were made in 2007 for a total of $1.3 and that portion of the reserve is now depleted. The remaining reserve at December 31, 2008 of $2.2 relating to the Dijon restructuring is expected to be paid in 2010.

We recorded a restructuring charge of $22.5 of which $13.8 related to the impairment of fixed assets in Botlek related to our polymer additives product line in our Cytec Performance Chemicals segment and the remainder related to the elimination of 38 positions. This initiative includes the cessation of manufacturing of two light stabilizer products in Botlek. Manufacturing of one of these products, which had sales of approximately $12.0 in 2005, has been consolidated at our facility in West Virginia; the other product, representing 2005 sales of approximately $6.0, has been exited. The restructuring costs included estimated cash severance, reduction of prepaid pensions and retirement of fixed assets and were charged as follows: manufacturing cost of sales $22.1, and selling expense $0.4. In 2007, this restructuring reserve was reduced by $1.6 for cash payments primarily related to severance and the balance of $0.2 was paid in 2008.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continued our efforts to take advantage of synergies from the 2005 acquisition of our Surface Specialties business, and to mitigate continuing costs related to the 2006 divestiture of our water treatment chemicals and acrylamide product lines. The restructuring costs, which were primarily severance related, were charged to expense as follows: manufacturing cost of sales $1.3, selling and technical services $0.9, research and process development $0.5 and administrative and general $0.5. Through 2008, cash payments primarily related to severance of $3.0 were made and the remaining reserve at December 31, 2008 of $0.1 is expected to be paid by the end of 2009.

Details of 2005 restructuring initiatives are as follows:

In 2005, we recorded aggregate restructuring charges of $16.8, principally related to our formation of Cytec Specialty Chemicals whereby we combined our specialty chemicals product lines into one organization. As a result of 2005 restructuring initiatives, a total of 136 positions were eliminated. Of the 136 positions, 22 were related to our Cytec Engineered Materials segment and 114 were related to our Specialty Chemicals segments. In 2007, all payments relating to severance for the Cytec Engineered Materials segment were completed. The remaining 2005 restructuring reserve balance at December 31, 2008 relates to severance for the Cytec Specialty Chemicals segment and will be paid in 2009.

A summary of the restructuring activities is outlined in the table below:

	2005 Restructuring Initiatives		2006 Restructuring Initiatives		2007 Restructuring Initiatives		2008 Restructuring Initiatives	Total
Balance December 31, 2005	$10.5		$—		$—		$—	$10.5

2006 charges	(2.5	)(1)	51.1		—		—	48.6
Non-cash items	—		(30.7	)(2)	—		—	(30.7)
Cash payments	(7.0)		(7.3)		—		—	(14.3)
Currency translation adjustments	0.4		0.4		—		—	0.8

Balance December 31, 2006	$1.4		$13.5		$—		$—	$14.9

2007 charges	(0.2	)(1)	2.4		4.0		—	6.2
Non-cash items	—		(0.3	)(3)	—		—	(0.3)
Cash payments	(1.0)		(11.5)		(0.6)		—	(13.1)
Currency translation adjustments	0.1		0.7		—		—	0.8

Balance December 31, 2007	$0.3		$4.8		$3.4		$—	$8.5

2008 charges	—		0.8		3.0		11.1	14.9
Non-cash items	—		—		(0.3	)(4)	—	(0.3)
Cash payments	(0.1)		(3.2)		(4.1)		(6.9)	(14.3)
Currency translation adjustments	—		(0.1)		—		0.1	—

Balance December 31, 2008	$0.2		$2.3		$2.0		$4.3	$8.8

(1)	Represents a reduction in estimated severance and other costs.

(2)	Includes $29.3 write-off of fixed assets and intangibles, $0.7 reduction of pension related prior service costs, and $0.7 write-off of spare parts inventory.

(3)	Represents asset impairment charge at the Indian Orchard facility.

(4)	Represents a write-off of excess raw materials at the Willow Island facility.

4. SHARE-BASED COMPENSATION

As described in Note 1, we adopted SFAS 123R on January 1, 2006. The adoption of SFAS 123R was recorded as of January 1, 2006 and resulted in a non-cash charge for the cumulative effect of a change in accounting principle of $2.5 ($1.6 after-tax) for stock appreciation rights that are settled in cash, “cash-settled SARS”, (as a result of the new requirement to record expense at fair value) and a non-cash credit of $0.6 ($0.4 after-tax) for non-vested and performance stocks (forfeitures estimated now, as well as grant date only market value of the shares under award), for a net after-tax charge of $1.2. The effect on basic and diluted earnings per share for the cumulative effect charge was $0.02 per share.

The fair value of each option or stock-settled SARS award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the years ended December 31, 2008, 2007 and 2006 are noted in the following table:

	2008	2007	2006
Expected life (years)	6.6	6.2	5.7
Expected volatility	31.0%	27.2%	37.6%
Expected dividend yield	0.76%	0.69%	0.81%
Range of risk-free interest rate	2.1% - 3.7%	4.8% - 5.2%	4.4% - 4.7%
Weighted-average fair value per option	$17.65	$19.50	$19.02

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The decrease in our expected volatility from 2006 to 2007 represents a change in methodology used to calculate the expected volatility. Prior to 2007, our expected volatility was based on a weighted average of the implied volatility and the mean reversion volatility (represents the annualized volatility of the stock prices over our entire stock history) of our stock with weighting of 10% and 90%, respectively. In 2007, we changed the methodology to a weighted average of our implied volatility and our volatility over the expected life of the options/stock-SARS with weighting of 50% each. We feel that the revised methodology is more representative of the market’s expectation of our volatility, based on recent trends and the mature industries in which we participate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123R specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At December 31, 2008, there are approximately 7,200,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2008 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,600,932	$38.35
Granted	556,652	52.62
Exercised	(416,884)	29.84
Forfeited	(97,173)	49.71

Outstanding at December 31, 2008	3,643,527	$41.21	5.4	$0.1

Exercisable at December 31, 2008	2,594,992	$36.07	4.2	$0.1

Nonvested Options and Stock-Settled SARS:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at December 31, 2007	1,048,662	$19.09
Granted	556,652	17.65
Vested	(504,361)	18.83
Forfeited	(52,418)	18.61

Nonvested at December 31, 2008	1,048,535	$18.47

During the year ended December 31, 2008, we granted 556,652 stock-settled SARS and stock options. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2008, 2007, and 2006 was $17.65, $19.50, and $19.02 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $9.1, $11.6, and $10.4 during the years ended December 31, 2008, 2007, and 2006, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the years ended December 31, 2008, 2007, and 2006 was $10.8, $33.9, and $29.4, respectively. Treasury shares have been utilized and reissued upon stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the years ended December 31, 2008, 2007, and 2006 was approximately $9.5, $9.1, and $9.2, respectively.

As of December 31, 2008, there was approximately $7.8 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of December 31, 2008 and 2007 was approximately $0.5 and $0.3, respectively.

SFAS 123R requires that the cash flows resulting from tax benefits in excess of the compensation cost recognized for those share-based awards (excess tax benefits) be classified as financing cash flows. Total tax benefits realized from share-based awards was $5.8, $12.3 and $10.8, for the years ended December 31, 2008, 2007 and 2006, respectively. Cash received from stock options exercised was $11.2, $39.3, and $45.0 for the years ended December 31, 2008, 2007, and 2006, respectively. As mentioned previously, our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards under the provisions of SFAS 123R. Intrinsic value and cash used to settle cash-settled SARS was $0.1, $0.9 and $0.4 for the years ended December 31, 2008, 2007, and 2006, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax (income)/expense recognized for cash-settled SARS was $(3.7), $1.0, and $3.6 (including cumulative effect of SFAS 123R) for the years ended December 31, 2008, 2007 and 2006, respectively. The liability related to our cash-settled SARS was $0.6 and $4.3 at December 31, 2008 and 2007, respectively.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested stock is subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. Performance stock awarded in 2005 relates to the 2007 performance period. We did not grant any performance stock in 2007 and 2006. During 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which relate to the 2010 performance period. During 2008, we granted 12,680 shares of non-vested stock to eleven directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock on the date of grant was $56.99 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested and performance stock was $0.6, $1.0, and $1.1 for the years ended December 31, 2008, 2007 and 2006, respectively.

In the event of a “change of control” (as defined in the 1993 Plan and interpreted in accordance with the American Jobs Creation Act of 2004), (i) any award under the 1993 Plan carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeitures applicable to any other award granted under the 1993 Plan will lapse and such awards will be deemed fully vested and (iii) any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

Upon adoption of SFAS 123R on January 1, 2006, we calculated our additional paid in capital pool of excess tax benefits available to absorb post-adoption tax deficiencies (“APIC Pool”) to be $41.4. Exercises of stock options and stock-SARS and issuances of performance and restricted shares since adoption have increased the APIC Pool to $68.3 at December 31, 2008.

5. EARNINGS PER SHARE (EPS)

Basic (loss)/earnings per common share excludes dilution and is computed by dividing net (loss)/earnings available to common stockholders by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net (loss)/earnings available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized, and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following shows the reconciliation of weighted-average shares:

December 31,	2008	2007	2006
Weighted average shares outstanding	47,800,244	48,149,792	47,453,263
Effect of dilutive shares:
Options and stock-settled SARS	—	1,048,636	1,118,462
Non-vested shares	—	26,503	58,080

Adjusted average shares outstanding	47,800,244	49,224,931	48,629,805

Since the results for the year ended December 31, 2008 were a loss, all per share calculations are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive. Outstanding stock options to purchase 2,165,890 shares, 35,068 shares and 10,500 shares of common stock at December 31, 2008, 2007 and 2006, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on (loss)/earnings per share. In addition, 1,477,637 units, 504,022 units, and 609,260 units of outstanding stock-settled SARS at December 31, 2008, 2007 and 2006 respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

6. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Derivative Financial Instruments

On October 1, 2005, we entered into Euro denominated intercompany loans (Euro loans) held by U.S. entities of €207.9 and €207.9 due October 1, 2010 and October 1, 2015, respectively. Because the Euro loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to the U.S. dollar (“USD”). We hedged this foreign exchange exposure by entering into cross-currency swaps in 2005 with notional amounts of €207.9 ($250.0) that settle on October 1, 2010 (“five year cross currency swaps”) and October 1, 2015 (“ten year cross currency swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchanges we will pay €207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. These swaps have been designated as cash flow hedges. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges in accordance with SFAS 133, due to our decision to execute new off-setting cross currency swaps (“two year cross currency swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year cross currency swaps due on October 1, 2010. A net credit remaining in other comprehensive income for the €207.9 five year cross currency swaps was $5.5, net of $3.5 of taxes on the de-designation date. As it is probable that the original hedged forecasted transaction will occur, the $5.5 of unrealized gains will be reclassified into earnings on a straight line basis over the remaining life of the previously hedged transaction, which is 23 months. The amount of other comprehensive income at December 31, 2008 which will be amortized to income over the next 12 months is approximately $2.9.

The two year cross currency swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed U.S. dollar interest payments. With respect to the two year swaps, we will receive 3.78% per annum on the Euro notional amount and will pay 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year cross currency swaps are not designated as cash flow hedges under SFAS 133. All cross currency swaps are recorded at fair value as either assets or liabilities. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, we reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to U.S. dollar of the Euro intercompany loans. The amount of such reclass will depend on changes in the USD/Euro exchange rate occurring during the period. We accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008. Prospectively, upon de-designation, the fair value of the two year and the five year cross currency swaps is calculated each period with changes in fair value reported in earnings. We expect the earnings impact related to future changes in the fair value of the two year cross currency swaps to substantially offset the earnings impact related to future changes in the fair value of the five year cross currency swaps. We also accrue for the periodic net swap interest payments each period in the consolidated income statement. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

The fair value of the two year swaps was $24.9 at December 31, 2008 and is included in other assets on the consolidated balance sheet. The fair value of the five year swaps was ($30.5) and ($39.8) at December 31, 2008 and 2007, respectively. The fair value of the ten year swaps was ($4.6) and ($31.4) at December 31, 2008 and 2007, respectively. The fair values of the five and ten year swaps are included in other non-current liabilities on the consolidated balance sheets.

At December 31, 2008 and 2007, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2008	Buy
Sell	U.S. Dollar	Euro	Pound Sterling	Australian Dollar	Canadian Dollar	Others
U.S. Dollar	$—	$26.5	$8.0	$16.2	$41.0	$5.6
Pound Sterling	$—	$1.7	$—	$—	$—	$—
Chinese Yuan	$5.0	$—	$—	$—	$—	$—
Brazilian Real	$16.9	$—	$—	$—	$—	$—
Norwegian Krone	$—	$5.2	$—	$—	$—	$—
Taiwan Dollar	$6.7	$—	$—	$—	$—	$—
Korean Won	$6.8	$—	$—	$—	$—	$—
Others	$4.4	$1.3	$—	$—	$—	$1.1

December 31, 2007	Buy
Sell	U.S. Dollar	Euro	Pound Sterling	Australian Dollar	Canadian Dollar	Others
U.S. Dollar	$—	$11.1	$13.7	$15.0	$31.7	$6.4
Pound Sterling	$—	$5.4	—	—	—	—
Japanese Yen	$7.6	$—	—	—	—	—
Malaysian Ringgit	$—	$4.9	—	—	—	—
Norwegian Krone	$7.2	$—	—	—	—	—
Taiwan Dollar	$7.4	$—	—	—	—	—
Others	$3.6	$4.1	—	—	—	—

The (unfavorable)/favorable fair value of currency contracts, based on exchange rates at December 31, 2008 and 2007 was ($5.4) and $1.3, respectively.

Commodity Hedging Activities

At December 31, 2008 and 2007, we had outstanding natural gas swaps with an unfavorable fair value of $11.3 and $1.3, respectively.

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

All of our derivatives are valued based on level 2 inputs. Our gas swaps and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at December 31, 2008 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(5.4)
Cross currency swaps	(10.2)
Natural gas swaps	(11.3)

Total	$(26.9)

As of December 31, 2008, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements.

7. INVENTORIES

Inventories consisted of the following:

December 31,	2008	2007
Finished goods	$404.7	$362.1
Work in progress	40.8	35.4
Raw materials and supplies	123.9	122.5

Total inventories	$569.4	$520.0

8. PLANTS, EQUIPMENT AND FACILITIES

December 31,	2008	2007
Land and land improvements	$88.4	$96.0
Buildings	324.5	318.7
Machinery and equipment	1,570.7	1,537.8
Construction in progress	152.5	70.1

Plants, equipment and facilities, at cost	$2,136.1	$2,022.6

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.5% in 2008, 4.6% in 2007 and 4.9% in 2006. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $1,232.3 and $1,214.6 as of December 31, 2008 and 2007, respectively. Depreciation is calculated using the straight line depreciation method for assets at the remainder of our locations.

Following are the depreciable lives for our assets under the composite and straight-line methods:

Category	Composite Depreciation	Straight-line Depreciation
Buildings	31 years	20 - 33 years
Machinery and equipment	5 - 18 years	3 - 15 years

9. GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

	Cytec Performance Chemicals	Cytec Surface Specialties	Cytec Engineered Materials	Corporate	Total
Balance, January 1, 2006	$101.5	$668.7	$241.3	$0.7	$1,012.2
2006 divestiture	(15.2)	—	—	—	(15.2)
Purchase adjustment (1)	—	(3.3)	—	—	(3.3)
Currency exchange	1.9	47.0	(0.1)	—	48.8

Balance, December 31, 2006	88.2	712.4	241.2	0.7	1,042.5
Currency exchange	5.1	57.3	(0.1)	—	62.3

Balance, December 31, 2007	93.3	769.7	241.1	0.7	1,104.8

Purchase adjustment (2)	—	3.3	—	—	3.3
Impairment charge	—	(385.0)	—	—	(385.0)
Currency exchange	(5.7)	(23.8)	0.1	—	(29.4)

Balance, December 31, 2008	$87.6	$364.2	$241.2	$0.7	$693.7

(1)	Includes a reduction of $1.2 from final purchase price allocation adjustments and a $1.4 reduction related to the reversal of a domestic and international valuation allowance, for a total of $2.6, which represents the closing purchase price allocation adjustment for the 2005 Surface Specialties acquisition made early in 2006, and a $0.7 reduction related to pre-acquisition tax attributes associated with the same acquisition recorded later in 2006.

(2)	Reflects adjustments to acquired deferred taxes.

In the fourth quarter of 2008, we completed our annual goodwill impairment test. Due to the adverse impact that current macroeconomic conditions have on forecasted volume growth in our Surface Specialties reporting unit and thus reduced profitability of certain product lines, we concluded that the goodwill of the Surface Specialties reporting unit was impaired. We calculated the fair value of the Surface Specialties reporting unit using a discounted cash flow analysis which resulted in a fair value of $1,159. The discounted cash flow fair value of the reporting unit was less than its carrying value, indicating an impairment of Surface Specialties exists. The discounted cash flow approach considered a weighted average cost of capital (“WACC”) rate of 11.5% as the discount rate and estimated net cash flow projections for a ten-year period from 2009 to 2018. The WACC calculation considered a risk-free rate of return, cost of debt and expected equity premiums. The costs of equity and debt were weighted based on the observed capital structures of companies with characteristics similar to the Surface Specialties reporting unit. A terminal value that assumes 2018 net cash flows will continue to grow at a rate of 2.75% in perpetuity was assumed. We believe the terminal value long-term growth rate of 2.75% is reasonable for this business. These evaluations involve amounts that are based on management’s best estimates and judgments.

The discounted cash flows were based on a ten year projection, covering 2009 through 2018. The 2009 to 2012 projections take into account current macroeconomic conditions and reflect management’s best estimate of the amount of time required before the business recovers from the current recessionary environment.

Since the fair value of the Surface Specialties reporting unit was less than the carrying value of the business, we allocated the fair value of Surface Specialties to all of the identifiable tangible and intangible assets and liabilities of the reporting unit. The results of the allocation of total fair value to all assets and liabilities resulted in an implied fair value of goodwill of $322.0. The difference of $385.0 between the carrying value of goodwill of $707.0 and the implied fair value of goodwill of $322.0 represents the impairment charge recorded in the fourth quarter of 2008.

The goodwill impairment charge is included in operating expenses in the accompanying consolidated statements of income. In addition, the charge is included in the results of the Surface Specialties segment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)
		Gross Carrying Value		Accumulated Amortization		Net Carrying Value
December 31,	2008	2008	2007	2008	2007	2008	2007
Technology-based	15.1	$52.7	$57.2	$(26.6)	$(25.1)	$26.1	$32.1
Marketing-related	<2.0	2.0	2.1	(2.0)	(2.1)	—	—
Marketing-related	15.4	63.9	65.7	(21.0)	(17.7)	42.9	48.0
Marketing-related	40.0	46.7	48.9	(2.9)	(1.8)	43.8	47.1
Customer-related	15.0	436.8	449.9	(118.8)	(92.6)	318.0	357.3

Total		$602.1	$623.8	$(171.3)	$(139.3)	$430.8	$484.5

Amortization of acquisition intangibles for the years ended December 31, 2008, 2007, and 2006 was $39.6, $38.7, and $37.8 respectively. Amortization expense for the year ended December 31, 2006 includes $1.4 related to the impairment of certain marketing-related assets as a result of closing our manufacturing facility in France (see Note 3). Assuming no change in the gross carrying amount of acquisition intangibles and the 2008 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2009	2010	2011	2012	2013
Intangibles Amortization Expense	$39.6	$39.5	$39.5	$39.3	$38.7

10. DEBT

Long-term debt, including the current portion, consisted of the following:

	December 31,
	2008		2007
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2012	$114.0	$114.0	$—	$—
6.75% Notes Due March 15, 2008	—	—	100.0	99.9
5.5% Notes Due October 1, 2010	250.0	249.9	250.0	249.8
4.6% Notes Due July 1, 2013	189.1	190.0	200.0	201.2
6.0% Notes Due October 1, 2015	250.0	249.5	250.0	249.5
Other	4.4	4.4	6.3	6.3

	$807.5	$807.8	$806.3	$806.7
Less: Current maturities	(1.4)	(1.4)	(101.5)	(101.4)

Long-term Debt	$806.1	$806.4	$704.8	$705.3

The fair value of our long-term debt, including the current portion, based on dealer quoted values, was $734.6 at December 31, 2008, and $803.2 at December 31, 2007.

In November 2008, we repurchased a portion of our 4.6% notes due July 1, 2013 with a carrying value of $11.2 (including accrued interest) for a purchase price of $9.3 and recorded a gain on extinguishment of debt for $1.9.

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the first quarter of 2007, we repaid the $52.6 outstanding balance at December 2006 under a five-year term loan and terminated this facility. In June 2007, we amended and restated our revolving credit agreement to increase the facility from $350.0 to $400.0 and extended the maturity date to June 2012. At December 31, 2008, there were $114.0 borrowings against the $400.0 unsecured five-year revolving credit facility. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense.

The weighted average interest rate on all of our debt was 4.1% for 2008 and 5.1% for 2007. The weighted-average interest rate on short-term borrowings outstanding, which consisted of the current portion of non-U.S. credit facilities, as of December 31, 2008 and 2007 was 3.5% and 4.6%, respectively.

At December 31, 2008 and 2007, we had approximately $117.9 and $104.6, respectively, of non-U.S. credit facilities which are renewable annually. There were outstanding borrowings of $43.8 and $46.3 under these facilities at December 31, 2008 and 2007, respectively.

Cash payments during the years ended December 31, 2008, 2007 and 2006, included interest of $42.7, $44.5 and $56.1, respectively. Included in interest expense, net, for the years ended December 31, 2008, 2007 and 2006, is interest income of $3.5, $2.1 and $1.6, respectively.

Maturities of long-term debt for the next five years are as follows:

	Payments Due by Year
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt	$1.4	$251.3	$—	$114.0	$189.1	$251.7	$807.5

11. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental and Related Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

Our most significant environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by us. We are also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Since the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties (“PRPs”) for such site, including us, despite the involvement of other PRPs. In some cases, we are one of several hundred identified PRPs, while in others we are the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or we believe, based on our experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy. In addition, from time to time in the ordinary course of our business, we are informed of, and receive inquiries with respect to, additional sites that may be environmentally impaired and for which we may be responsible.

As of December 31, 2008 and 2007, the aggregate environmental related accruals were $101.1 and $109.7, respectively, of which $7.4 are included in accrued expenses with the remainder included in other noncurrent liabilities for both years. Environmental remediation spending, for the years ended December 31, 2008, 2007 and 2006, was $10.2, $5.0 and $4.8, respectively.

As discussed in note 2, we divested our water treatment and acrylamide product lines to Kemira in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in first quarter 2008 and we adjusted our reserves accordingly. We also adjusted our reserves for certain other non-Kemira sites based on new information or changes in remedial plans during the year. Overall, our adjustments resulted in a net increase of $4.4 in our environmental accruals for the year ended December 31, 2008.

Our environmental related accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties, timing and amount of payments, and other actions by governmental agencies or private parties or if we are named in a new matter and determine that an accrual needs to be provided or if we determine that we are not liable and no longer require an accrual.

Asset Retirement Obligations

We record asset retirement obligations in accordance with SFAS No.143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). Under SFAS 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which the liability is incurred and becomes determinable with an offsetting increase in the carrying amount of the related long-lived asset. The recognition of an asset retirement obligation at fair value requires that management make numerous estimates, assumptions and judgments regarding such factors as the estimated probabilities, amounts and timing of settlements, the credit-adjusted risk-free rate to be used, inflation rates, market risk-premium, and changes in environmental, regulatory, and legal environments. In periods subsequent to initial measurement of the liability, we must recognize period-to-period changes in the liability resulting from the passage of time and revisions such as the timing or the amount of the original estimate of undiscounted cash flows. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we either settle the obligation for its recorded amount or incur a gain or loss.

A summary of the changes in the asset retirement obligation for the years ended December 31, 2008 and 2007 is presented below:

Asset retirement obligation as of December 31, 2006	$43.4
Liabilities incurred	—
Liabilities settled	(1.4)
Accretion expense	2.9
Revisions in estimated cash flows	(0.3)
Currency exchange	1.1

Asset retirement obligation as of December 31, 2007	$45.7
Liabilities incurred	—
Liabilities settled	(0.8)
Accretion expense	2.9
Revision in estimated cash flows	(1.1)
Currency exchange	(1.2)

Asset retirement obligation as of December 31, 2008	$45.5

Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act (“RCRA”) closures at certain manufacturing and research facilities. As of December 31, 2008, 42 of our sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing and research facilities, related equipment, and storage tanks. We are also obligated to return certain land to its original condition upon vacating.

There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.

At December 31, 2008, there were no assets legally restricted for purpose of settling asset retirement obligations. The asset retirement obligation liability has been recorded as other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2008 and 2007, the aggregate self-insured and insured contingent liability was $66.2 and $70.1, respectively, and the related insurance recovery receivable was $33.1 and $37.6, respectively. The asbestos liability included in the above amounts at December 31, 2008 and 2007 was $51.1 and $53.9, respectively, and the related insurance receivable was $32.0 and $35.6, respectively. A net deferred tax benefit has been recognized for those claims for which full insurance recovery is not expected.

Asbestos

We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury from asbestos. The claimants allege exposure to asbestos at facilities that we own or formerly owned or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us; however, we can make no assurances that this pattern will continue.

The following table presents information about asbestos claims activity:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Number of claimants at beginning of period	8,200	8,600
Number of claimants associated with claims closed during period	(200)	(700)
Number of claimants associated with claims opened during period	100	300

Number of claimants at end of period	8,100	8,200

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

During the third quarter of 2006, we completed a study of our asbestos related contingent liabilities and related insurance receivables. We previously completed a similar study in 2003 and expect to complete another study in 2009. These studies are based on, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim and estimated future claims. In conjunction with the 2006 asbestos study, we also conducted a detailed update of our previous insurance position and estimated insurance recoveries. We expect to recover close to 54% of our future indemnity costs and certain defense and processing costs already incurred for asbestos claims. We anticipate updating the study approximately every three years or earlier if circumstances warrant. We have completed coverage in place or commutation agreements with several of our larger insurance carriers and are in the process of negotiating similar agreements with other insurance carriers.

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

Lead Pigment

We are among several defendants in approximately 10 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. We have not recorded a loss contingency for these cases. The number of lead cases in which we are a defendant declined by approximately 15 during 2008 as some cases were terminated and in others we were dismissed as a defendant.

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin's risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 5 similar cases in Wisconsin as of December 31, 2008 and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court’s dismissal of the plaintiff’s strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 5 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and no loss contingency has been recorded. In March 2008, the Wisconsin Supreme Court granted plaintiff’s petition for review in this case.

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

Other

We commenced binding arbitration proceedings against SNF SA (“SNF”) in 2000 to resolve a commercial dispute relating to SNF’s failure to purchase agreed amounts of acrylamide under a long-term agreement. In July 2004, the arbitrators awarded us damages and interest aggregating approximately €11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected €12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006 and recognized the gain in other income in the 2006 consolidated statement of income. Subsequent to the arbitration award, SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract, which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF has also filed a final appeal of the court order which allowed us to enforce the award and a separate complaint in France seeking compensation from Cytec for €54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the appeal and complaint are without merit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We have appealed that decision to the Belgium Court of Appeals, which will review the matter on a complete basis. The Belgium decision does not affect the enforceability of the award in France, which was subsequently upheld by the Court de Cassation, the highest court in France, in April 2008.

On February 13, 2009, U.S. Environmental Protection Agency (“EPA”) Region 1 informed us that it had commenced an administrative proceeding against us, alleging that our Wallingford facility had violated its Title V Air Permit prior to 2008. Specifically, the complaint alleges that the facility failed to cap an allegedly open line; exceeded certain emission limits intermittently between July 2005 and May 2007; failed to monitor certain equipment and failed to properly maintain records relating to such matters. The EPA has proposed a penalty of approximately $0.4. We plan to dispute the allegations and proposed penalty.

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

Commitments

Rental expense under property and equipment leases was $15.8 in 2008, $17.5 in 2007 and $15.6 in 2006. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008 are:

Operating Leases
2009	$14.4
2010	9.5
2011	6.7
2012	4.8
2013	3.1
Thereafter	14.8

Total minimum lease payments	$53.3

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. The business of Cytec Industries and its consolidated subsidiaries as a whole, is not substantially dependent on any single contract or any series of related contracts. Set forth below are more specific terms about our significant sales contracts.

We have the option to sell, and an affiliate of an international trading company is obligated to buy, up to approximately 25% of our production capacity of acrylonitrile per year under a long-term distributorship agreement that is scheduled to expire on January 1, 2011. The price under this distributorship agreement is market-based less certain costs and commissions.

We are obligated to sell, and a tenant at our Fortier facility is obligated to buy, substantially all of our nominal production capacity of hydrocyanic acid under an agreement with an initial term expiring May 30, 2013. Price is determined by a formula based on the raw materials used to manufacture hydrocyanic acid and to a lesser extent on the quoted market price of such tenant’s product based on hydrocyanic acid and is adjusted periodically.

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

We are obligated to supply acrylonitrile to the Kemira acrylamide plants at Fortier and Botlek under a long-term supply agreement. In addition, under various long-term manufacturing agreements, we are committed to manufacture for and sell to Kemira certain water treatment products at several of our sites and we are committed to purchase certain mining chemicals manufactured at Kemira’s Mobile, Alabama and Longview, Washington sites and various other products at the Botlek site which Kemira will manufacture and sell to us. The acrylonitrile price to Kemira is determined by a formula based on the primary raw material components.

The Cytec Engineered Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

We frequently enter into long-term agreements in order to lock-in price and availability of raw materials and services required to operate our businesses. At December 31, 2008, obligations under such agreements totaled $94.6, of which $75.5 are expected to be paid in 2009.

We had $32.8 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2008 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

12. INCOME TAXES

The income tax provision (benefit) is based on (losses)/earnings before income taxes and, in 2006, before the cumulative effect of accounting change as follows:

	2008	2007	2006
U.S.	$(4.0)	$119.1	$96.5
Non-U.S.	(147.4)	164.1	169.3

Total	$(151.4)	$283.2	$265.8

The components of the income tax provision (benefit) are as follows:

	2008	2007	2006
Current:
U.S. Federal	$20.9	$19.8	$17.8
Non-U.S.	43.9	29.0	43.1
State	1.7	0.7	2.1
Total	$66.5	$49.5	$63.0

Deferred:
U.S. Federal	$1.9	$18.0	$10.3
Non-U.S.	(19.0)	6.9	(6.2)
State	(2.0)	2.3	2.3
Total	$(19.1)	$27.2	$6.4

Total income tax provision	$47.4	$76.7	$69.4

U.S. and non-U.S. (losses)/earnings of consolidated companies, before income taxes, include all earnings derived from operations in the respective U.S. and non-U.S. geographic areas; whereas provisions (benefits) for income taxes include all income taxes payable to (receivable from) U.S. Federal, non-U.S. and other governments as applicable, regardless of the sites in which the taxable income (loss) is generated.

Income taxes paid in 2008, 2007 and 2006 were $72.7, $59.7 and $67.5, respectively, and include non-U.S. taxes of $45.2, $45.8 and $56.9 in 2008, 2007 and 2006, respectively. Income taxes related to pre-acquisition tax period of the Surface Specialties entities paid in 2008, 2007 and 2006 were $0.0, $0.0 and $9.4, respectively, for which $0.8, $0.1 and $7.6 in 2008, 2007, and 2006, respectively, has been reimbursed to us thus far from UCB pursuant to the Stock and Asset Purchase Agreement.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities were as follows:

December 31,	2008	2007
Deferred tax assets:
Allowance for bad debts	$3.1	$2.8
Self insurance accruals	24.0	25.6
Operating accruals	4.5	4.6
Environmental accruals	22.7	20.5
Pension and postretirement benefit liabilities	159.0	94.8
Employee benefit accruals	24.2	27.3
Tax credit carry forwards	9.0	15.8
Net operating losses	54.3	48.4
Other	7.8	21.2

Gross deferred tax assets	$308.6	$261.0
Valuation allowance	(35.4)	(33.5)
Total net deferred tax assets	$273.2	$227.5

Deferred tax liabilities:
Inventory	(2.4)	(9.4)
Plants, equipment and facilities	(179.7)	(179.1)
Insurance receivables	(11.5)	(13.4)
Intangibles	(131.3)	(167.3)
Other	(0.8)	(0.9)
Gross deferred tax liabilities	$(325.7)	$(370.1)

Net deferred tax assets/(liabilities)	$(52.5)	$(142.6)

No provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $795.1 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S. foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

As of December 31, 2008, all U.S. research and development tax credits have been utilized resulting in no carryforward to future tax periods. As of December 31, 2008, all U.S. foreign tax credit carryforwards have been utilized resulting in no carryforward to future tax periods. We have $9.6 of state tax credits (gross) of which $6.5 will be carried forward indefinitely with the balance to expire at various dates starting in 2009.

At December 31, 2008, we have U.S. federal income tax net operating loss carryforwards of $5.3 relating to our 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards began to expire at various dates starting in 2008 through 2018. In addition, we have deferred tax assets attributable to foreign net operating losses totaling $39.6, primarily related to our operations in Europe, Canada and Brazil. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total carryforwards, approximately $1.7 expire at various dates starting in 2009 through 2016, while $37.9 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign net operating losses and deferred tax assets. Accordingly, we have recorded a valuation allowance of $35.4 and $33.5 as of December 31, 2008 and 2007, respectively. For 2008, the $1.9 valuation allowance activity primarily consisted of a net increase to the valuation allowance for state tax credits and other state deferred tax assets. As of December 31, 2008, $18.1 of the valuation allowance is attributable to U.S. state tax attributes and $17.3 primarily relates to foreign net operating losses. For 2007, the $5.7 valuation allowance activity primarily consisted of an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($5.4), and various state deferred tax assets ($0.3). As of December 31, 2007, $16.3 of the valuation allowance is attributable to U.S. state tax attributes and $17.2 primarily relates to foreign net operating losses.

In January 2008, the Norwegian Supreme Court denied our request to reconsider a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($12.0). After giving effect for payments previously remitted with respect to this issue, we have a remaining tax liability of 18.4 Norwegian krone ($2.6) of which approximately 7.0 Norwegian krone ($1.0) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns without interest.

In 2006, the state of Maryland assessed a tax deficiency against a U.S. subsidiary asserting nexus with the state. We subsequently filed a judicial notice to proceed to trial with the Maryland Tax Court in opposing the deficiency. In the third quarter of 2008, we settled this case and paid a final assessment of $1.0 plus accrued interest.

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

The amount of unrecognized tax benefits at December 31, 2007 was $42.4 (gross) of which $23.9 would impact our effective tax rate, if recognized. As of December 31, 2008, the amount of unrecognized tax benefits is $39.2 (gross) of which $22.2 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.3 as of December 31, 2007, decreasing by 2008 activity of $0.3, thus resulting in a liability for the payment of interest of $6.0 as of December 31, 2008.

Set forth below is the tabular roll-forward of our 2008 unrecognized tax benefits from uncertain tax positions:

Balance as of December 31, 2007		$42.4
Increase due to tax positions related to current periods	$6.5
Increase due to tax positions related to prior periods	3.2
Decrease due to tax positions related to prior periods	(5.8)
Settlements	(4.9)
Foreign exchange	(2.2)

Balance as of December 31, 2008		$39.2

An international subsidiary acquired as part of the Surface Specialties acquisition is currently subject to a German audit for the tax periods 1999-2003. It is likely that the tax authorities will issue an assessment based on an expected settlement within the next twelve months, primarily regarding the disallowance of a goodwill write-off and other similar write-offs with respect to certain businesses, and a transfer pricing adjustment for such pre-acquisition periods. This event may trigger a possible change with respect to this unrecognized tax position in the range of zero to $2.3, the amount of which will be reimbursed to us from UCB pursuant to the Stock and Asset Purchase Agreement. Other than this German tax position, we are not aware of any uncertain tax position which is reasonably possible to change within the next twelve months.

Additionally, as a result of the Norway decision and Maryland settlement described above, our unrecognized tax benefits were reduced by $4.9 as settlements during 2008.

The Internal Revenue Service (the“IRS”) has completed and closed its audits of our tax returns through 2003. In May 2006, we received notice that the Internal Revenue Service approved the final settlement with respect to a federal income tax audit for the 2002 and 2003 calendar years. Such approval resulted in a minor tax refund, which was recorded in the second quarter of 2006. We also recorded a reduction in tax expense of approximately $3.5 during the second quarter of 2006 to reflect the final resolution of this audit. During the second quarter of 2007, the IRS commenced the audit of our tax returns for the years 2004 and 2005. We believe that adequate provisions for all outstanding issues have been made for all open years.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major jurisdictions include Arizona (2004 onward), California (2005 onward), Connecticut (2005 onward), Georgia (2005 onward), Louisiana (2005 onward), Maryland (2004 onward), Michigan (2004 onward), New Jersey (2001 onward), North Carolina (2005 onward), Ohio (2005 onward), South Carolina (2005 onward), Texas (2004 onward) and West Virginia (2005 onward). We have various state income tax returns in the process of examination.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Austria (2005 onward), Belgium (2005 onward), Germany (2005 onward), Netherlands (2003 onward), Canada (2003 onward), U.K. (2005 onward), Italy (2005 onward), China (2003 onward), and Norway (1999 onward). We are currently under examination in several of these jurisdictions.

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

	2008	2007	2006
Federal income tax rate (Benefit)	(35.0)%	35.0%	35.0%
Research and development credit	(1.2)	(0.7)	(0.7)
Income subject to other than the federal income tax rate	(7.6)	(7.0)	(10.1)
Change in tax rates	0.1	(2.0)	(0.5)
State taxes, net of federal benefits	—	0.7	0.6
Valuation allowance	1.8	1.2	3.6
Extraterritorial income exclusion	—	—	(0.9)
Favorable resolution of prior year audits	(1.8)	—	(1.3)
Impairment attributable to non-deductible goodwill	71.4	—	—
Other (credits) charges, net	3.6	(0.1)	0.4

Effective tax rate	31.3%	27.1%	26.1%

The 2008 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions and the portion of the goodwill impairment charge for which no tax benefit was given. The rate was favorably affected primarily by a $2.6 tax benefit recorded due to a favorable audit resolution regarding an international subsidiary. The underlying estimated annual tax rate for the year ended December 31, 2008 was 31.7% (excluding accrued interest on unrecognized tax benefits), with an underlying tax rate of 32.0% including such interest.

On October 3, 2008, the U.S. Government signed into law the Emergency Economic Stabilization Act of 2008 (Division A), the Energy Improvement and Extension Act of 2008 (Division B), and the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (Division C) (collectively “the Act”). The Act reinstated the U.S. research and development tax credit retroactively to January 1, 2008. We included the full year benefit of the U.S. research and development tax credit in our 2008 tax provision during the fourth quarter of 2008.

The 2007 effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, changes in U.S. tax laws regarding export incentives, and a French restructuring charge for which no tax benefit was given due to the unlikely utilization of related net operating losses. The rate was favorably affected by the relatively low tax expense of $0.3 with respect to a $13.6 gain recorded on the water and acrylamide business divestiture, U.S. manufacturing incentives and a net tax benefit of $6.3 to primarily adjust our deferred taxes for recently enacted tax legislation that lowered the corporate income tax rate in a number of jurisdictions beginning in 2008. The underlying estimated annual tax rate for the year ended December 31, 2007 was 29.3% (excluding accrued interest on unrecognized tax benefits), with an underlying rate of approximately 30.3% including such interest.

In 2006 a tax benefit of $0.7 was allocated to the cumulative effect of accounting change.

Tax benefits on stock option exercises were $3.9, $12.3 and $10.8 for 2008, 2007 and 2006, respectively.

13. EMPLOYEE BENEFIT PLANS

We have defined benefit and defined contribution pension plans that cover employees in a number of countries. Almost all of the plans provide defined benefits based on years of service and career average salary. We also sponsor postretirement and post employment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements, and in the case of non-bargaining employees, who commenced employment prior to April 1, 2007. The medical plans are contributory and non-contributory with certain participants’ contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on our share of costs for recent and future retirees. The post employment plans provide salary continuation, disability-related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

In March 2007, we announced a change to our U.S. salaried pension plans from defined benefit plans to defined contribution plans effective December 31, 2007. A related plan curtailment was recorded which resulted in a decrease in our pension liabilities of $12.2, with a corresponding increase in accumulated other comprehensive income (“AOCI”) of $7.5 and an adjustment to deferred taxes of $4.7. The curtailment had an immaterial effect on our 2007 consolidated statement of income. We considered these plan changes to be significant events as contemplated by SFAS 158 and accordingly, the liabilities and assets for the affected plans were remeasured as of March 31, 2007. The remeasurement resulted in a further decrease to pension liabilities of approximately $6.1, with a corresponding increase of $3.7 in AOCI, and an adjustment to deferred taxes for $2.4. The remeasurement was driven by a change in the discount rate assumption for the affected plans (from 5.85% at December 31, 2006 to 6.00% at March 31, 2007), and slightly better than expected returns on plan assets for the three months ended March 31, 2007. Finally, in September 2007, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2007. As a result, we recorded an increase of $6.8 to our U.S. pension liabilities, with a corresponding decrease of $4.1 in AOCI and an adjustment to deferred taxes for $2.7, to reflect the funded status at January 1, 2007 as determined by the actuarial valuation.

We use a measurement date of December 31 in 2008 for all of our pension and postretirement benefit plans as required by SFAS 158. The majority of our non-U.S. defined benefit pension plans used a measurement date of November 30 for fiscal year 2007 and 2006.

	Pension Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
Net periodic costs:
Service cost	$10.0	$19.5	$25.0	$1.2	$1.2	$1.3
Interest cost	50.3	47.2	44.9	12.2	11.8	13.8
Expected return on plan assets	(50.6)	(48.8)	(43.6)	(4.2)	(4.1)	(4.7)
Net amortization and deferral	12.5	14.0	18.7	(10.5)	(10.4)	(9.9)
Curtailment/Settlement	0.1	0.3	9.5	—	—	—

Net periodic expense (credit)	$22.3	$32.2	$54.5	$(1.3)	$(1.5)	$0.5

Weighted-average assumptions used to determine net periodic costs, during the year
Discount rate	5.7%	5.5%	5.1%	6.0%	5.7%	5.6%
Expected return on plan assets	7.1%	7.6%	7.5%	7.0%	6.5%	6.5%
Rate of compensation increase	3%-10%	3%-10%	3%-10%	—	—	—
Weighted-average assumptions used to determine benefit obigations, end of the year
Discount rate	5.9%	5.9%	5.4%	6.1%	6.2%	5.9%
Rate of compensation increase	3%-10%	3%-10%	3%-10%	—	—	—

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over various five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 50%-70% stocks and 30%-50% bonds, including cash equivalents (“fixed income securities”). Since the long-term average annualized return is approximately 8%-10% for stocks and 5%-7% for fixed income securities, the expected long-term weighted average return was estimated to be 7.75% and 8.25% for the U.S. pension plans in 2008 and 2007, respectively. This return is based on an assumed allocation of U.S. pension assets of 58% stocks and 42% in fixed income securities for 2008 and 69% stocks and 31% fixed income securities for 2007. Expected long-term investment returns for U.S. investments were 9.0% for stocks and 6.0% for fixed income securities in 2008 and 9.5% for stocks and 5.5% for fixed income securities in 2007. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 7.0% in 2008 and 6.5% in 2007, based on an assumed asset allocation of 58% stocks and 42% fixed income securities in 2008 and 52% stocks and 48% fixed income securities in 2007.

The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 5.6% in 2008. The 2008 return is based on assumed weighted average rates of return of 7.1% for stocks and 4.9% for fixed income securities and an assumed weighted average asset allocation of 31% stocks and 69% fixed income securities.

	Pension Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
Change in benefit obligation:
Benefit obligation at January 1	$858.0	$876.0	$830.5	$205.3	$242.7	$258.1
Addition of plans	—	0.8	2.8	—	—	—
Service cost	10.0	19.5	25.0	1.2	1.2	1.3
Interest cost	50.3	47.2	44.9	12.2	11.8	13.8
Amendments	—	—	1.5	—	—	—
Translation difference	(30.5)	28.7	29.1	(1.0)	0.7	0.1
Actuarial (gain)/losses	12.6	(37.3)	(4.6)	4.9	(29.5)	(8.2)
Employee contributions	0.7	0.6	1.7	3.9	3.6	3.8
Company contributions (1)	—	0.6	(1.7)	—	—	—
Benefits paid	(42.3)	(38.2)	(33.6)	(26.2)	(25.2)	(26.2)
Curtailments/Settlements (2)	—	(39.9)	(19.6)	—	—	—
Elimination of early measurement date	0.4	—	—	—	—	—

Benefit obligation at December 31	$859.2	$858.0	$876.0	$200.3	$205.3	$242.7

Accumulated benefit obligation at December 31	$817.1	$809.2	$814.6	$—	$—	$—

Change in plan assets:
Fair value of plan assets at January 1	$725.3	$663.5	$554.7	$64.6	$69.3	$70.2
Actual return on plan assets	(123.1)	43.5	62.9	(10.2)	3.7	8.2
Company contributions	34.4	59.7	72.1	16.5	15.7	15.3
Employee contributions	0.7	0.6	1.7	3.9	3.6	3.8
Translation difference	(31.1)	20.9	19.8	—	—	—
Curtailments/Settlements (2)	(0.1)	(24.7)	(11.6)	—	—	—
Others	—	—	(2.5)	—	—	—
Benefits paid	(42.3)	(38.2)	(33.6)	(28.3)	(27.7)	(28.2)
Elimination of early measurement date	0.1	—	—	—	—	—

Fair value of plan assets at December 31	$563.9	$725.3	$663.5	$46.5	$64.6	$69.3

(1)	Represents net post-measurement date contribution.

(2)	Represents various curtailments and settlements, including the impacts of a change in certain U.S. plans from defined benefit plans to defined contribution plans and the transfer of accrued pension rights and plan assets in the Netherlands related to the divestiture of the water treatment and acrylamide product lines.

The following information is presented as required by SFAS 158.

	Pension Plans			Postretirement Plans
	2008	2007	2006	2008	2007	2006
Funded status, end of year:
Fair value of plan assets	$563.9	$725.3	$663.5	$46.5	$64.6	$69.3
Benefit obligations	(859.2)	(858.0)	(876.0)	(200.3)	(205.3)	(242.7)

Funded status	$(295.3)	$(132.7)	$(212.5)	$(153.8)	$(140.7)	$(173.4)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent asset	$3.7	$19.2	$3.2	$—	$—	$—
Current liability	(4.4)	(4.6)	(4.9)	(12.1)	(16.6)	(13.5)
Noncurrent liabiltiy	(294.6)	(147.3)	(210.8)	(141.7)	(124.1)	(159.9)

Total amount recognized	$(295.3)	$(132.7)	$(212.5)	$(153.8)	$(140.7)	$(173.4)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain)/loss	$302.5	$128.7	$190.6	$15.1	$(4.4)	$24.9
Prior service (credit)/cost	2.1	2.3	2.4	(32.2)	(42.8)	(53.4)
Transition obligation	0.1	0.1	0.2	—	—	—

Total	$304.7	$131.1	$193.2	$(17.1)	$(47.2)	$(28.5)

Change in accumulated other comprehensive income (AOCI):
AOCI, beginning of year	$131.1	$193.2		$(47.2)	$(28.5)
Current year actuarial (gain)/loss	186.1	(47.7)		19.6	(29.2)
Current year prior service cost/(credit)	—	(0.2)		—	—
Amortization:
Amortization of actuarial gain/(loss)	(12.2)	(13.7)		(0.1)	(0.1)
Amortization of prior service (cost)/credit	(0.3)	(0.3)		10.6	10.6
Translation difference	—	(0.2)		—	—

AOCI, end of year	$304.7	$131.1		$(17.1)	$(47.2)

Estimated amortization to be recognized in accumulated other comprehensive income in 2009 consist of:
Net actuarial loss	$15.5			$0.1
Prior service cost/(credit)	0.3			(10.6)

Total	$15.8			$(10.5)

The accrued pension and postretirement benefit cost recognized in the consolidated balance sheets at December 31, 2008 and 2007 includes $16.5 and $21.2 in accrued expenses and $3.7 and $19.2 in other assets, respectively, with the balance reported in pension and other postretirement benefit liabilities.

Under SFAS 158, we recorded a non-cash after-tax adjustment of ($127.8) and $52.5 to AOCI in 2008 and 2007, respectively. Under SFAS 87, we recorded a non-cash after-tax minimum pension liability adjustment of $18.7 to AOCI in 2006. At the adoption of SFAS 158 in the fourth quarter of 2006, we adjusted our pension liability to the funded position with a corresponding non-cash after-tax adjustment of ($5.4) to AOCI. The adjustment to AOCI did not trigger additional funding.

Prior to 2008, we used a measurement date of November 30 for the majority of our non-U.S. defined benefit pension plans. The provisions of SFAS 158 requiring that the measurement date be the same as the date of the consolidated balance sheet became effective for the year ended December 31, 2008 and as a result, we changed our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November 30. SFAS 158 allows employers to choose one of two transition methods to adopt the measurement date requirement. We adopted the measurement date requirement in 2008 using the 13-month approach.

In accordance with this approach, we recorded the additional one month of net periodic benefit cost of $0.3, net of tax, covering the period between the previous measurement date of November 30, 2007 and December 31, 2008 as an adjustment to retained earnings.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 8.0% in 2008, decreasing to ultimate trend of 5.0% in 2014. The healthcare cost trend rate has a significant effect on the reported amounts of APBO and related expense. A 1.0% change in assumed health care cost trend rates would have the following effect:

	2008		2007
	1% Increase	1% Decrease	1% Increase	1% Decrease
Approximate effect on the total of service and interest cost components of other postretirement benefit cost	$0.7	($0.7)	$1.2	($1.1)
Approximate effect on accumulated postretirement benefit obligation	$11.8	($10.9)	$18.7	($16.7)

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2008	2007	2008	2007	2008	2007
Projected benefit obligation	($599.3)	($569.9)	($190.7)	($93.9)	($790.0)	($663.8)
Accumulated benefit obligation	(589.9)	(559.5)	(168.8)	(84.7)	(758.7)	(644.2)
Fair value of plan assets	385.9	497.1	113.3	42.2	499.2	539.3

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2008 and 2007, and the target allocation for 2009, by asset category, are as follows:

U.S. Pension Plans

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2009	2008	2007
Equity Securities	60%	45%	50%
Fixed Income	40%	55%	50%

Total	100%	100%	100%

Postretirement Plans

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2009	2008	2007
Equity Securities	55%	46%	49%
Fixed Income	45%	54%	51%

Total	100%	100%	100%

Non-U.S. Pension Plans

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2009	2008	2007
Equity Securities	34%	30%	40%
Fixed Income	51%	54%	44%
Cash and other	15%	16%	16%

Total	100%	100%	100%

The total fair value of U.S. pension and postretirement plan assets was $432.5 and $561.7 at December 31, 2008 and 2007, respectively. We use a combination of active and passive stock and bond managers to invest the assets of pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

The following table reflects expected 2009 cash flows for the pension and postretirement benefit plans:

Expected Employer Contributions	Pension Plans	Postretirement Plans
U.S. Plans	$27.5	$14.2
Non-U.S. Plans	$10.0	$0.1

The following table reflects total benefits expected to be paid from the U.S. plans and/or our assets:

		Postretirement Plans
Expected Benefit Payments	Pension Plans	Prior to Medicare Part D Subsidy	Anticipated Medicare Part D Subsidy
2009	$30.7	$20.8	$2.5
2010	32.3	20.9	2.5
2011	33.9	21.0	2.5
2012	35.7	20.6	2.5
2013	37.5	20.3	2.5
2014-2018	210.7	94.7	11.4

The following table reflects the total benefits expected to be paid from the non-U.S. plans and/or our assets:

Expected Benefit Payments	Pension Plans	Postretirement Plans
2009	$10.6	$0.1
2010	11.6	0.1
2011	11.3	0.1
2012	12.5	0.1
2013	13.9	0.1
2014-2018	76.3	1.2

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

	2008	2007	2006
U.S.
Profit Growth Sharing (1)	$—	$8.2	$7.6
Savings Plan	24.4	7.8	7.6

Total	$24.4	$16.0	$15.2

Non-U.S.
Others	$4.3	$4.4	$3.3

(1)	In conjunction with the freezing of certain of our U.S. pension plans, we discontinued the U.S. profit growth sharing plan for all U. S. salaried and non-bargaining employees effective December 31, 2007. All U.S. salaried and non-bargaining unit employees participated in an enhanced savings plan effective on January 1, 2008.

In addition to defined benefit pension and defined contribution retirement plans, we sponsor immaterial post employment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a “change of control” as defined in the plans.

14. ACCRUED EXPENSES AND OTHER

Accrued Expenses include the following:

December 31,	2008	2007
Employee benefits	$22.3	$29.2
Pension and other postretirement employee benefits	16.6	21.2
Salaries and wages	32.6	47.8
Taxes other than income taxes	9.2	6.6
Environmental	7.4	7.4
Interest, excluding interest on uncertain tax positions	10.8	13.2
Restructuring costs	7.7	7.8
Customer rebates	17.2	13.4
All other	66.3	57.8

Total	$190.1	$204.4

Related Parties

UCB was considered a related party during the year ended December 31, 2006 because it then owned more than 10% of Cytec’s outstanding common stock. UCB announced in March 2007 that it had sold all of its Cytec shares and as a result, UCB is no longer a related party. As of December 31, 2008 and 2007, $4.8 and $9.4, respectively, was owed from UCB, which is included in other accounts receivable on the accompanying consolidated balance sheets. The balance represents amounts to be received from UCB for certain pre-acquisition tax liabilities which we have paid or will pay as a result of our acquisition of Surface Specialties.

15. COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 47,063,217 shares were outstanding at December 31, 2008. A summary of changes in common stock issued and treasury stock is presented below.

	Common Stock	Treasury Stock
Balance at December 31, 2005	48,132,640	1,833,812
Issuance pursuant to stock option plan	—	(1,365,912)
Awards of restricted stock	—	(1,798)
Forfeitures and deferrals of stock awards	—	43,904

Balance at December 31, 2006	48,132,640	510,006
Purchase of treasury stock	—	1,252,800
Issuance pursuant to stock option and stock-SARS plan	—	(1,157,745)
Awards of restricted stock	—	(11,180)
Forfeitures and deferrals of stock awards	—	3,030

Balance at December 31, 2007	48,132,640	596,911
Purchase of treasury stock	—	908,400
Issuance pursuant to stock option and stock-SARS plan	—	(396,784)
Awards of restricted stock	—	(12,680)
Forfeitures and deferrals of stock awards	—	(26,424)

Balance at December 31, 2008	48,132,640	1,069,423

Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.

During 2008, four quarterly cash dividends of $0.125 per share were declared and paid totaling $23.8. During 2007 and 2006, four quarterly cash dividends of $0.10 per share were declared and paid totaling $19.1, and $18.8, respectively.

On January 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2009 to stockholders of record as of February 10, 2009.

In February 2007, we announced the reinstatement of our stock buyback program authorized in 2003. Approximately $69 remained authorized under the buyback program as of that date. In December 2007, we completed that authorization and announced a new authorization to repurchase up to an additional $100.0 of our outstanding common stock. During 2007, we repurchased 1,252,800 shares of stock at a cost of $77.3 that completed our previous stock repurchase authorization and included $8.3 under the new authorization. During 2008, we repurchased 908,400 shares of common stock for $46.4 under our stock buyback program. Approximately $45 remained authorized under the buyback program as of December 31, 2008. The repurchases are made from time to time on the open market or in private transactions and the shares obtained under this authorization are anticipated to be utilized for stock option/stock-SARS plans, benefit plans and other corporate purposes.

16. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

Cytec Surface Specialties includes low energy-cured (Radcure) resins, powder coating resins and liquid coating resins which includes various product lines such as waterborne resins and solventborne resins. Cytec Performance Chemicals includes our mining chemicals, phosphine and phosphorous specialties, polymer additives and specialty additives, urethanes, polyurethanes and pressure sensitive adhesives product lines. Cytec Engineered Materials principally includes advanced composites and film adhesives. Building Block Chemicals principally includes acrylonitrile, hydrocyanic acid, sulfuric acid and melamine.

The accounting policies of the reportable segments are the same as those described in Note 1. All intersegment sales prices are cost based. We evaluate the performance of our operating segments primarily based on earnings from operations of the respective segment. As described in Note 3, restructuring costs and impairment charges related to unprofitable sites are not charged to our operating segments consistent with management’s view of its businesses.

Following is selected information in relation to our continuing operations for the periods indicated:

	Cytec Surface Specialties	Cytec Performance Chemicals	Cytec Engineered Materials	Building Block Chemicals	Total Segments
2008
Net sales to external customers	$1,637.7	$742.3	$748.2	$511.7	$3,639.9
Intersegment net sales	—	1.6	—	19.9	21.5

Total net sales	1,637.7	743.9	748.2	531.6	3,661.4
(Loss)/earnings from operations	(340.2)	77.9	154.7	4.7	(102.9)
Percentage of sales	-20.8%	10.5%	20.7%	0.9%	-2.8%
Total assets	1,811.8	727.1	694.2	169.4	3,402.5
Capital expenditures	63.0	21.8	90.7	16.9	192.4
Depreciation and amortization	91.8	33.0	13.2	20.8	158.8
2007
Net sales to external customers	$1,640.4	$736.4	$669.8	$457.2	$3,503.8
Intersegment net sales	—	5.7	—	34.9	40.6

Total net sales	1,640.4	742.1	669.8	492.1	3,544.4
Earnings from operations	99.7	71.1	132.3	23.8	326.9
Percentage of sales	6.1%	9.6%	19.8%	4.8%	9.2%
Total assets	2,330.8	716.5	607.8	203.5	3,858.6
Capital expenditures	48.4	20.1	25.3	19.0	112.8
Depreciation and amortization	78.0	25.2	13.6	24.9	141.7
2006
Net sales to external customers	$1,523.4	$865.1	$601.8	$339.2	$3,329.5
Intersegment net sales	—	7.0	—	77.1	84.1

Total net sales	1,523.4	872.1	601.8	416.3	3,413.6
Earnings from operations	95.5	68.4	106.0	19.8	289.7
Percentage of sales	6.3%	7.8%	17.6%	4.8%	8.5%
Total assets	2,126.1	744.8	577.0	168.4	3,616.3
Capital expenditures	29.3	25.5	34.3	11.7	100.8
Depreciation and amortization	73.5	34.4	11.5	22.6	142.0

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

	2008	2007	2006
Net sales:
Net sales from segments	$3,661.4	$3,544.4	$3,413.6
Elimination of intersegment revenue	(21.5)	(40.6)	(84.1)

Total consolidated net sales	$3,639.9	$3,503.8	$3,329.5

Earnings from operations:
(Loss)/earnings from segments (1)	$(102.9)	$326.9	$289.7
Corporate unallocated (2)	(18.2)	(2.8)	15.7

Total consolidated (loss)/earnings from operations	$(121.1)	$324.1	$305.4

Total assets:
Assets from segments	$3,402.5	$3,858.6	$3,616.3
Other assets (3)	223.1	203.1	214.2

Total consolidated assets	$3,625.6	$4,061.7	$3,830.5

(1)

2008 includes a charge of $5.6 for incremental accelerated depreciation related to our planned exit of Radcure manufacturing at our leased facility in Pampa, Texas, and a goodwill impairment charge of $385.0.

(2)

2008 includes a net restructuring charge of $14.9 for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments. 2007 includes a restructuring charge of $2.6 for the polymer additives Willow Island restructuring, charges of $2.2 primarily related to the restructuring of an unprofitable manufacturing site in Europe, a charge of $1.4 for the Wallingford restructuring, and a gain of $13.6 for the second and third phases of the sale of the water treatment and acrylamide product lines. 2006 includes restructuring charges of $21.8 primarily related to plant closures, impairment charges of $29.3 related to two unprofitable manufacturing sites in Europe, charge of $2.6 related to a change in employee benefit plans in the U.K., charge of $2.2 related to a contingent liability study update, and a gain of $75.5 related to the first phase of the sale of the water treatment and acrylamide product lines in 2006.

(3)	Includes cash and cash equivalents at December 31, 2008, 2007 and 2006 of $55.3, $76.8 and $23.6, respectively.

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

	2008	2007	2006
Net Sales
United States	$1,322.1	$1,188.6	$1,162.2
Other Americas	305.5	296.2	279.3
Asia / Pacific	508.9	498.5	460.1
Europe, Middle East and Africa	1,503.4	1,520.5	1,427.9

Total	$3,639.9	$3,503.8	$3,329.5

U.S. exports included in net sales above
Other Americas	$114.8	$106.4	$93.4
Asia / Pacific	86.1	102.4	84.9
Europe, Middle East and Africa	206.2	239.9	160.9

Total	$407.1	$448.7	$339.2

Identifiable assets
United States	$1,493.6	$1,557.0	$1,516.2
Other Americas	168.2	187.4	180.1
Asia / Pacific	286.8	271.9	242.3
Europe, Middle East and Africa	1,230.3	1,675.8	1,565.0

Total Identifiable Assets	3,178.9	3,692.1	3,503.6
Equity in net assets of and advances to associated companies	22.1	23.8	23.3
Unallocated assets (1)	424.6	345.8	303.6

Total assets	$3,625.6	$4,061.7	$3,830.5

(1)	Includes cash and cash equivalents at December 31, 2008, 2007 and 2006 of $55.3, $76.8 and $23.6, respectively.

17. RISKS AND UNCERTAINTIES

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

We perform ongoing credit evaluations of our customers’ financial condition including an assessment of the impact, if any, of prevailing economic conditions. We generally do not require collateral from our customers. We are exposed to credit losses in the event of nonperformance by counterparties on derivative instruments. The counterparties to these transactions are major financial institutions, which may be adversely affected by the current global credit crisis. However, we consider the risk of default to be minimal. We typically do not require collateral or other security to support potential credit risk.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the measurement date provision of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R”, effective December 31, 2008 and the recognition provisions of SFAS No. 158 effective December 31, 2006. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities, effective January 1, 2008. As discussed in Notes 1 and 12 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, effective January 1, 2007. Finally, as discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2009

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited Cytec Industries Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 26, 2009

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)	1Q	2Q	3Q	4Q	Year
2008
Net sales	$973.0	$1,005.8	$963.0	$698.1	$3,639.9
Gross profit (1)	200.3	209.6	197.2	120.1	727.2
Net (loss)/earnings	49.1	56.5	46.3	(350.7)	(198.8)
Basic net (loss)/earnings per share (2)	$1.02	$1.18	$0.97	($7.39)	($4.16)
Diluted net (loss)/earnings per share (2)	$1.01	$1.16	$0.96	($7.39)	($4.16)

2007
Net sales	$863.5	$864.0	$875.1	$901.2	$3,503.8
Gross profit (1)	164.7	201.1	191.3	193.8	750.9
Net earnings	51.7	54.8	52.4	47.6	206.5
Basic net earnings per share (2)	$1.07	$1.14	$1.09	$0.99	$4.29
Diluted net earnings per share (2)	$1.05	$1.11	$1.06	$0.97	$4.20

(1)	Gross profit is derived by subtracting manufacturing cost of sales from net sales.

(2)	The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management’s evaluation was based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control

There were no changes in internal controls during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers. Each such person serves at the pleasure of our Board of Directors.

Name	Age	Positions

S. D. Fleming	50	Mr. Fleming was elected Chairman of the Board, President and Chief Executive Officer effective January 1, 2009. He previously served as President and Chief Operating Officer since June 27, 2008. Prior thereto, he was President of Cytec Specialty Chemicals since October 2005 and was elected as an officer in September 2004. Mr. Fleming previously served as President of Cytec Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than three years.

D. M. Drillock	51	Mr. Drillock was elected Vice President and Chief Financial Officer in May, 2007. He previously served as Vice President, Controller and Investor Relations for more than five years.

S. C. Speak	50	Mr. Speak was elected as an officer in September 2004. He has been President of Cytec Engineered Materials for more than five years.

W. N. Avrin	53	Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.

R. Smith	50	Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.

T. P. Wozniak	55	Mr. Wozniak is Treasurer of Cytec and has held this position for more than five years.

F. Aranzana	50	Mr. Aranzana is President of Cytec Specialty Chemicals and an officer since June 2008. Before joining Cytec as part of the UCB acquisition in 2005, he served as Vice President with UCB.

R. Charles	51	Ms. Charles was elected Vice President of Human Resources in March, 2008. Previously, she served as Chief Human Resources officer of E.I. DuPont Electronic and Communications Technologies Platform, Director of Global People Managers Processes and Director of Global Human Resources, DuPont Nylon since 1998.

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

The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section of our definitive Proxy Statement for our 2009 Annual Meeting of Common Stockholders, dated March 6, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the “Summary Compensation Table”, the “Grants of Plan-Based Awards”, the “Outstanding Equity Awards at Fiscal Year-End”, the “Option Exercises and Stock Vested”, the “Pension Benefits”, the “Nonqualified Deferred Compensation”, the “Director Compensation Tables”, the “Compensation Discussion and Analysis”, the “Potential Payments Upon Termination or Change-In-Control”, and “Performance Graph” section of our definitive Proxy Statement for our 2009 Annual Meeting of Common Stockholders, dated March 6, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth, as of December 31, 2008, the number of shares of the Company’s Common Stock issuable upon the exercise of outstanding options, warrants and rights and their weighted average exercise price.

Actual at December 31, 2008

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	109,153	(1)	$41.21	7,054,157	(1)
Equity compensation plans not approved by stockholders	0		0	0

(1)	The number of securities to be issued upon exercise of outstanding stock-settled SARs cannot be determined precisely because it depends on the relative price of a share of Cytec’s stock to the grant price of the stock-settled SAR on the date such SAR is exercised. At December 31, 2008, there were 1,477,637 stock-settled SARs outstanding and we estimate that no stock-settled SARS will be exercised based on the closing price on December 31, 2008. This estimate also affects the number of shares remaining available for future issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of our definitive Proxy Statement for our 2009 Annual Meeting of Common Stockholders, dated March 6, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the “Fees Paid to the Auditors” section of our definitive Proxy Statement for our 2009 Annual Meeting of Common Stockholders, dated March 6, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   List of Financial Statements:

    Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):

    Consolidated Balance Sheets as of December 31, 2008 and 2007

    Consolidated Statements of Income for the Years ended December 31, 2008, 2007 and 2006

    Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006

    Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2008, 2007 and 2006

    Notes to Consolidated Financial Statements

    Reports of Independent Registered Public Accounting Firm

(a)(2)   Cytec Industries Inc. and Subsidiaries Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts

Schedules, other than “Schedule II—Valuation and Qualifying Accounts,” are omitted because of the absence of the conditions under which they are required or because the information called for are included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

Exhibit No.	Description

3.1(a)	Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 1996).

3.1(b)	Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).

3.1(c)	Conformed copy of Cytec’s certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Cytec’s registration statement on Form S-8, registration number 333-45577).

3.2	By-laws, as amended through January 22, 2002 (incorporated by reference to Exhibit 3.2 to Cytec’s annual report on Form 10-K for the year ended December 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Cytec’s registration statement on Form 10).

4.2(a)	Indenture, dated as of March 15, 1998 between Cytec and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Cytec’s current report on Form 8-K, dated March 18, 1998).

4.2(b)	Supplemental Indenture, dated as of May 11, 1998 between Cytec and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).

4.3	4.60% Senior Note due 2013 (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).

4.4	5.500% Senior Note due 2010 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K, dated October 4, 2005).

4.5	6.00% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K, dated October 4, 2005).

10.1	Amended and Restated Five Year Credit Agreement dated as of June 7, 2007, among Cytec, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager (“Credit Agreement”)(incorporated by reference to exhibit 10.1 to Cytec’s current report on form 8-K dated June 7, 2007).

10.2	Executive Compensation Plans and Arrangements (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).

10.2(a)	1993 Stock Award and Incentive Plan, as amended through April 17, 2008 (incorporated by reference to Exhibit A to Cytec’s proxy statement dated March 11, 2008 as filed on Schedule 14A).

10.2(b)	Form of Performance Stock Award/Performance Cash Award Grant Letter (incorporated by reference to exhibit 10.12(b) to Cytec’s annual report on Form 10-K for the year ended December 31, 1999).

10.2(c)	Rule No. 1 under 1993 Stock Award and Incentive Plan as amended through January 20, 2003 (incorporated by reference to exhibit 10.12(c) to Cytec’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.2(d)(i)	Form of Stock Option Grant Letter (incorporated by reference to exhibit 10.13(d) of Cytec’s annual report on Form 10-K for the year ended December 31, 1998).

10.2(d)(ii)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 through January 19, 2004 (incorporated by reference to Exhibit 10.12(d)(ii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2001).

10.2(d)(iii)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2004 through February 8, 2006 (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).

10.2(d)(iv)	Form of Performance Stock Award Grant Letter used for grants to officers during 2004 and 2005 (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).

10.2(d)(v)	Form of common stock settled Stock Appreciation Rights (“SARs”) Award letter used for grants to officers from February 9, 2006 (incorporated by reference to Exhibit 10.2(d)(v) to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).

10.2(d)(vi)	Form of Performance Cash Award letter used for grants to officers from February 9, 2006 (incorporated by reference to exhibit 10.2(d)(vi) to Cytec’s annual report on Form 10-K for the year ended December 31, 2006).

10.2(d)(vii)	Form of Performance Stock Award Letter used for grants to officers from January 29, 2008 (incorporated by reference to exhibit 10.2(d)(vii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2007).

10.2(d)(viii)	Form of Restricted Stock Award letter used for grants to directors from May 2007 (incorporated by reference to exhibit 10.2(d)(viii) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.2(d)(ix)	Form of Performance Cash Award letter used for grants to officers on January 28, 2009 (filed herewith).

10.2(e)	Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Cytec’s annual report on Form 10-K for the year ended December 31, 1996).

10.2(f)	Executive Income Continuity Plan, as amended and restated December 15, 2008 (filed herewith).

10.2(g)	Key Manager Income Continuity Plan, as amended and restated December 15, 2008 (filed herewith).

10.2(h)	Employee Income Continuity Plan, as amended and restated December 15, 2008 (filed herewith).

10.2(i)	Cytec Excess Retirement Benefit Plan, as amended and restated effective January 1, 2009 (filed herewith).

10.2(j)	Cytec Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (filed herewith).

10.2(k)	Cytec Executive Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (filed herewith).

10.2(l)	Cytec Compensation Taxation Equalization Plan, as restated effective January 1, 2009 (filed herewith).

10.2(m)	Cytec Supplemental Savings Plan, as amended and restated effective January 1, 2009 (filed herewith).

10.2(n)	Amended and Restated Trust Agreement effective as of December 15, 1994 between the Cytec and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Cytec’s annual report on Form 10-K for the year ended December 31, 1999).

10.2(o)	Deferred Compensation Plan, as amended and restated December 15, 2008 (filed herewith).

10.2(p)	Rule No. 4 under 1993 Stock Award and Incentive Plan as amended (incorporated by reference to Exhibit 10.2(p) to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).

10.2(q)	Relocation Agreement for Shane Fleming dated December 11, 2005 (incorporated by reference to Exhibit 10.3 to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).

10.2(r)	Restricted Stock Award Agreement between the Registrant and M. R. Charles dated April 9, 2008 (incorporated by reference to exhibit 10.2(r) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.2(s)	Restricted Stock Award Agreement for William N. Avrin dated March 1, 2005 (incorporated by reference to Exhibit 10.5 to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).

10.2(t)	Employment Agreement between the Registrant and M.R. Charles dated March 14, 2008 (incorporated by reference to exhibit 10.2(t) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.2(u)	Retirement Letter Agreement for Joseph E. Marosits dated April 2, 2008 (incorporated by reference to Exhibit 10.2(u) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.2(v)	Stock Option Grant Letter to David Lilley dated January 28, 2009 (filed herewith).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

24(a-k)	Powers of Attorney of C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., B. C. Johnson, D. Lilley, C.P. Lowe, W. P. Powell, T.W. Rabaut, J.R. Satrum, R. P. Sharpe and J. R. Stanley.

31.1	Certification of Shane Fleming, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David M. Drillock, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Shane Fleming, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David M. Drillock, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC. (Registrant)

DATE: February 26, 2009	By:	/s/ Shane Fleming
Shane Fleming Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

DATE: February 26, 2009	/s/ Shane Fleming
Shane Fleming Chairman, President and Chief Executive Officer

DATE: February 26, 2009	/s/ David M. Drillock
D. M. Drillock, Vice President, Chief Financial and Accounting Officer

*
C.A. Davis, Director

*
A.G. Fernandes, Director

*
L. L. Hoynes, Jr., Director

*
D. Lilley, Director	*By:	/s/ R. Smith
Attorney-in-Fact
*
C. P. Lowe, Director

*
B. C. Johnson, Director

*
W. P. Powell, Director

*
T.W. Rabaut, Director

*
J. R. Satrum, Director

*
R. P. Sharpe, Director

*
J. R. Stanley, Director

DATE: February 26, 2009

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

(in millions)

Description	Balance 12/31/2007	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2008
Reserves deducted from related assets:
Doubtful accounts receivable	$4.5	$2.4	$(0.7)[1]	$6.2
Deferred tax asset valuation allowance	$33.5	$2.1	$(0.2)	$35.4
Environmental accruals	$109.7	$4.4	$(13.0)[2]	$101.1

[1]	Principally bad debts written off and currency exchange.

[2]	Environmental remediation spending of $10.2 and favorable currency exchange of $2.8.

Description	Balance 12/31/2006	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2007
Reserves deducted from related assets:
Doubtful accounts receivable	$5.1	$0.3	$(0.9)[1]	$4.5
Deferred tax asset valuation allowance	$27.8	$5.9	$(0.2)	$33.5
Environmental accruals	$102.7	$6.2	$0.8 [2]	$109.7

[1]	Principally bad debts written off.

[2]	Environmental remediation spending of $5.0 offset by unfavorable currency exchange of $5.8.

Description	Balance 12/31/2005	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2006
Reserves deducted from related assets:
Doubtful accounts receivable	$7.8	$(0.8)	$(1.9)[1]	$5.1
Deferred tax asset valuation allowance	$23.2	$9.6	$(5.0)[2]	$27.8
Environmental accruals	$102.9	$0.5	$(0.7)[3]	$102.7

[1]	Principally bad debts written off, less recoveries and a reduction of $1.7 due to adoption of SAB 108.

[2]	Primarily attributable to adjustments of acquired Surface Specialties deferred taxes and related valuation allowance.

[3]	Environmental remediation spending of $4.8 offset by unfavorable currency exchange of $4.1.