Form 10-Q
period 2009-03-31
CYTEC INDUSTRIES INC/DE/
filed 2009-04-30
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 47,197,966 shares of common stock outstanding at April 24, 2009.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$612.0	$973.0
Manufacturing cost of sales	497.8	772.7
Selling and technical services	49.4	58.6
Research and process development	17.9	21.7
Administrative and general	29.6	29.0
Amortization of acquisition intangibles	9.2	10.1
Gain on sale of assets	1.6	—

Earnings from operations	9.7	80.9
Other (expense) income, net	(3.2)	0.3
Equity in earnings of associated companies	0.2	0.5
Interest expense, net	5.6	9.9

Earnings before income taxes	1.1	71.8
Income tax provision	1.0	22.2

Net earnings	0.1	49.6

Less: Net earnings attributable to noncontrolling interests	(0.2)	(0.5)

Net (loss)/earnings attributable to Cytec Industries Inc.	$(0.1)	$49.1

(Loss)/earnings per share attributable to Cytec Industries Inc.
Basic (loss)/earnings per common share	$(0.00)	$1.02
Diluted (loss)/earnings per common share	$(0.00)	$1.01

Dividends per common share	$0.125	$0.125

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$38.0	$55.3
Trade accounts receivable, less allowance for doubtful accounts of $5.6 and $6.2 in 2009 and 2008, respectively	386.7	448.8
Other accounts receivable	65.6	81.2
Inventories	508.6	569.4
Deferred income taxes	4.2	13.8
Other current assets	28.4	19.4

Total current assets	1,031.5	1,187.9

Investment in associated companies	21.1	22.1
Plants, equipment and facilities, at cost	2,156.2	2,136.1
Less: accumulated depreciation	(1,025.4)	(1,019.8)

Net plant investment	1,130.8	1,116.3
Acquisition intangibles, net of accumulated amortization of $175.3 and $171.3 in 2009 and 2008, respectively	405.2	430.8
Goodwill	662.0	693.7
Deferred income taxes	57.4	43.3
Other assets	122.1	131.5

Total assets	$3,430.1	$3,625.6

Liabilities
Current liabilities
Accounts payable	$207.2	$249.4
Short-term borrowings	25.8	41.0
Current maturities of long-term debt	1.4	1.4
Accrued expenses	164.8	190.1
Income taxes payable	7.0	12.5
Deferred income taxes	17.5	12.8

Total current liabilities	423.7	507.2

Long-term debt	805.2	806.4
Pension and other postretirement benefit liabilities	430.3	436.3
Other noncurrent liabilities	282.9	300.1
Deferred income taxes	76.8	96.8
Stockholders’ Equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 48,132,640 shares	0.5	0.5
Additional paid-in capital	435.6	437.1
Retained earnings	1,127.5	1,133.5
Accumulated other comprehensive loss	(104.1)	(39.2)
Treasury stock, at cost, 977,906 shares in 2009 and 1,069,423 shares in 2008	(52.3)	(57.2)

Total Cytec Industries Inc. stockholders’ equity	1,407.2	1,474.7

Noncontrolling interests	4.0	4.1

Total equity	1,411.2	1,478.8

Total liabilities and equity	$3,430.1	$3,625.6

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by (used in) operating activities
Net (loss)/earnings available to common stockholders	$(0.1)	$49.1
Non cash items included in net (loss)/earnings from operations:
Depreciation	28.1	28.1
Amortization	10.8	11.4
Share-based compensation	2.1	2.6
Deferred income taxes	(13.0)	2.2
Gain on sale of assets	(1.6)	—
Unrealized (gain)/loss on derivative instruments	(5.8)	1.5
Other	(0.2)	(0.5)
Changes in operating assets and liabilities:
Trade accounts receivable	52.8	(40.8)
Other receivables	13.0	4.9
Inventories	44.0	(24.9)
Other assets	(11.4)	(6.6)
Accounts payable	(33.6)	29.9
Accrued expenses	(18.0)	(22.7)
Income taxes payable	(4.6)	9.6
Other liabilities	0.1	(5.6)

Net cash provided by operating activities	62.6	38.2

Cash flows (used in ) provided by investing activities
Additions to plants, equipment and facilities	(63.5)	(26.7)
Net proceeds received/(paid) on sale of assets	5.7	(1.9)

Net cash used in investing activities	(57.8)	(28.6)

Cash flows (used in) provided by financing activities
Proceeds from long-term debt	70.0	51.1
Payments on long-term debt	(71.0)	(100.1)
Change in short-term borrowings	(13.7)	(0.9)
Cash dividends	(5.9)	(6.0)
Proceeds from the exercise of stock options	1.5	4.1
Purchase of treasury stock	—	(5.4)
Excess tax benefits from share-based payment arrangements	(0.1)	1.2
Other	(0.1)	(0.1)

Net cash used in financing activities	(19.3)	(56.1)

Effect of currency rate changes on cash and cash equivalents	(2.8)	2.6

Net decrease in cash and cash equivalents	(17.3)	(43.9)
Cash and cash equivalents, beginning of period	55.3	76.8

Cash and cash equivalents, end of period	$38.0	$32.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K. Unless indicated otherwise, the terms “Company”, “Cytec”, “we”, “us” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132R-1”). FSP 132R-1 requires additional disclosure regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or postretirement plan. FSP 132R-1 further requires disclosure of any effects of utilizing significant unobservable inputs as defined in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”), upon the overall change in the fair value of the plan assets during the reporting period. FSP 132R-1 is effective for the year ending December 31, 2009. We will comply with the disclosure requirements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. We adopted SFAS 160 on January 1, 2009 and accordingly, presentation of the prior year consolidated financial statements has been modified to conform with the current year presentation. This adoption of SFAS 160 had no impact on reported net earnings, earnings per common share, or cash flow from operating activities.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. We adopted the FSP on January 1, 2009 and the impact to earnings per share was immaterial.

3. DIVESTITURES

On February 27, 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.6 ($1.0 net of income taxes). The gain is recorded in gain on sales of assets in the accompanying statement of income.

In the first quarter of 2009, we decided to pursue strategic alternatives for our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expect to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2 which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services.

4. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management’s view of its businesses.

For the three months ended March 31, 2009, we recorded net restructuring charges of $3.2 ($2.2 after-tax), comprised of $3.6 and $(0.4) for 2009 and 2008 restructuring initiatives, respectively, as described below.

Details of 2009 restructuring initiatives are as follows:

During the first quarter of 2009, in the continued effort to adjust to the changing economic environment, we decided to restructure our Specialty Chemicals segments and corporate functions resulting in the elimination of 71 positions. The restructuring charge of $3.6 for the three months ended March 31, 2009 primarily relates to severance. The remaining reserve at March 31, 2009 of $2.5 relating to this restructuring initiative is expected to be paid through 2010.

Details of 2008 restructuring initiatives are as follows:

During the fourth quarter of 2008, in an effort to align our cost structure to the changing and challenging demand environment, we decided to restructure certain activities of our Surface Specialties segment, resulting in the elimination of 31 positions. The restructuring charge of $4.6 for the three and twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $0.7, selling and technical services of $2.9, and research and process development of $1.0. The remaining reserve at March 31, 2009 of $1.5 relating to this restructuring initiative is expected to be paid in 2009.

During the third quarter of 2008, as a cost savings and reduction initiative and to re-align our staff levels with our latest view of the global economy at that time, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 39 positions. The net restructuring charge of $5.2 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $1.2, selling and technical services of $3.2, administrative and general of $0.7, and research and process development of $0.1. There is an immaterial reserve remaining for this event at March 31, 2009 which is expected to be paid in 2009.

During the first quarter of 2008, as a cost savings and reduction initiative, we decided to restructure several areas primarily in our Surface Specialties segment, resulting in the elimination of 13 positions. The net restructuring charge of $1.3 for the twelve months ended December 31, 2008 primarily relates to severance. This reserve has been paid in full as of March 31, 2009.

Summary details of 2007 restructuring initiatives are as follows. These initiatives are more fully discussed in Note 3 of the Notes to Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Cytec Performance Chemicals segment. As a result, we recorded total restructuring charges of $5.5 to manufacturing cost of sales in 2007 and 2008. The initiative was completed in 2008 and the remaining reserve at March 31, 2009 of $0.6 relating to severance and other benefits is expected to be paid in 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. We recorded total restructuring charges of $1.5 in 2007 and 2008 to manufacturing cost of sales. The plan was completed in 2008 and the remaining reserve at March 31, 2009 of $0.3 relating to severance and other benefits is expected to be paid in 2009.

Summary details of 2006 restructuring initiatives are as follows. These initiatives are more fully discussed in Note 3 of the Notes to Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

In 2006, after the appropriate consultations with the Works Council, we decided to close our manufacturing facility in Dijon, France. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Cytec Surface Specialties segment, which are used in the coating industry for sale in the European market. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded total restructuring charges of $11.9, in 2006, 2007 and 2008. The initiative was completed in 2008 and the remaining reserve at March 31, 2009 of $2.0 relating to severance and site clean-up costs is expected to be paid through 2010.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continued our efforts to take advantage of synergies from the 2005 acquisition of our Surface Specialties business, and to mitigate continuing costs related to the 2006 divestiture of our water treatment chemicals and acrylamide product lines. The initiative was completed in 2006 and the remaining deminimus reserve at March 31, 2009 is expected to be paid by the end of 2009.

A summary of the restructuring activity is outlined in the table below:

	2005 Restructuring Initiatives	2006 Restructuring Initiatives	2007 Restructuring Initiatives		2008 Restructuring Initiatives	2009 Restructuring Initiatives	Total
Balance December 31, 2007	$0.3	$4.8	$3.4		$—		$8.5

2008 charges	—	0.8	3.0		11.1		14.9
Non-cash items	—	—	(0.3	)(1)	—		(0.3)
Cash payments	(0.1)	(3.2)	(4.1)		(6.9)		(14.3)
Currency translation adjustments	—	(0.1)	—		0.1		—

Balance December 31, 2008	$0.2	$2.3	$2.0		$4.3	$—	$8.8

2009 charges	—	—	—		(0.4)	3.6	3.2
Cash payments	—	(0.1)	(1.1)		(2.3)	(1.1)	(4.6)
Currency translation adjustments	—	(0.2)	—		(0.1)	—	(0.3)

Balance March 31, 2009	$0.2	$2.0	$0.9		$1.5	$2.5	$7.1

(1)	Represents a write-off of excess raw materials at the Willow Island facility.

Aggregate restructuring charges included in the accompanying statements of income for the three month periods ending March 31, 2009 and 2008 were recorded by line item as follows:

	For the three months ended March 31,
	2009	2008
Manufacturing cost of sales	$2.1	$1.9

Selling and technical services	0.5	0.8

Research and process development	0.2	0.5

Administrative and General	0.4	0.3

Total	$3.2	$3.5

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled SARS award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the quarters ended March 31, 2009 and 2008 are noted in the following table:

	2009	2008
Expected life (years)	6.7	6.6
Expected volatility	48.2%	31.0%
Expected dividend yield	2.23%	0.76%
Range of risk-free interest rate	0.1% - 2.7%	2.1% - 3.7%
Weighted-average fair value per option	$8.58	$17.60

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123R, “Share-Based Payment”, (“SFAS 123R”), specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2009, there are approximately 7,100,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2009 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,642,390	$41.21
Granted	665,047	22.45
Exercised	(71,745)	20.44
Forfeited	(52,359)	27.79

Outstanding at March 31, 2009	4,183,333	$38.75	6.1	$0.0

Exercisable at March 31, 2009	2,984,019	$39.56	4.8	$0.0

Nonvested Options and Stock-Settled SARS:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,048,669	$18.47
Granted	665,047	8.58
Vested	(508,716)	18.66
Forfeited	(5,686)	18.48

Nonvested at March 31, 2009	1,199,314	$12.89

During the three months ended March 31, 2009, we granted 665,047 shares of stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the three months ended March 31, 2009 and 2008 was $8.58 and $17.60 per share, respectively. The decrease in the fair value is primarily due to increased volatility and lower market price on the date of the grant for 2009 as compared to 2008. The market price of our stock on the date of grant were $22.45 and $52.48 for stock-SARS and options granted during the three months ended March 31, 2009 and 2008, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.8 and $2.4 during the three months ended March 31, 2009 and 2008, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2009 and 2008 was $0.1 and $3.4, respectively. Treasury shares have been utilized for stock option exercises. The total fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $9.5 and $9.2, respectively.

As of March 31, 2009, there was $11.1 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.4 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of March 31, 2009 and December 31, 2008 was approximately $0.4 and $0.5, respectively.

Cash received (for stock options only) and the tax (deficiency)/benefit realized from stock options and stock–settled SARS exercised and deferred shares issued were $1.5 and $(0.1) for the three months ended March 31, 2009 and $4.1 and $1.2 for the three months ended March 31, 2008, respectively. There were no cash-SARS exercises for the three months ended March 31, 2009 and 2008. The liability related to our cash-settled SARS was $0.4 at March 31, 2009 and $0.6 at December 31, 2008.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended March 31, 2009 and 2008 was $0.2 and $0.3, respectively.

As of March 31, 2009 and December 31, 2008, our additional paid-in capital pool (“APIC Pool”) was $68.1 and $68.3, respectively.

6. EARNINGS PER SHARE (EPS)

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

The following shows the reconciliation of weighted-average shares:

	Three Months Ended
	March 31,
	2009	2008
Weighted-average shares outstanding:	47,482,131	47,983,458
Effect of dilutive shares:
Options/Stock-settled SARS	—	788,650
Non-vested Stock	—	6,854

Adjusted average shares outstanding	47,482,131	48,778,962

Since the results for the three months ended March 31, 2009 were a loss, all per share calculations are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive. Outstanding stock options to purchase 2,542,114 and 83,982 shares of common stock for the three months ended March 31, 2009 and 2008, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 1,472,811 and 986,346 of outstanding stock-settled SARS for the three months ended March 31, 2009 and 2008, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

7. INVENTORIES

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Finished goods	$339.8	$404.7
Work in process	40.3	40.8
Raw materials and supplies	128.5	123.9

Total inventories	$508.6	$569.4

8. DEBT

Long-term debt, including the current portion, consisted of the following:

	March 31, 2009		December 31, 2008
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2012	$113.0	$113.0	$114.0	$114.0
5.5% Notes Due October 1, 2010	250.0	249.9	250.0	249.9
4.6% Notes Due July 1, 2013	189.1	190.0	189.1	190.0
6.0% Notes Due October 1, 2015	250.0	249.5	250.0	249.5
Other	4.2	4.2	4.4	4.4

	$806.3	$806.6	$807.5	$807.8
Less: Current maturities	(1.4)	(1.4)	(1.4)	(1.4)

Long-term Debt	$804.9	$805.2	$806.1	$806.4

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $113.0 at March 31, 2009. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense.

The weighted-average interest rate on all of our debt was 3.97% and 5.29% as of March 31, 2009 and 2008, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2009 and 2008 was 2.11% and 3.61%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2009 and December 31, 2008, the aggregate environmental related accruals were $102.0 and $101.1, respectively. As of March 31, 2009 and December 31, 2008, $5.5 and $7.4 of the above amounts were included in accrued expenses, respectively, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2009 and 2008 was $0.7 and $0.9, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, may from time to time adjust our environmental related accruals. During the three months ended March 31, 2009, based on additional information generated by site evaluations, we increased our environmental related accruals by approximately $4.1, primarily related to three operating sites in the U.S.

We divested our water treatment and acrylamide product lines to Kemira Group (“Kemira”) in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in first quarter 2008 and we adjusted our reserves accordingly. We also adjusted our reserves for certain other non-Kemira sites based on new information or changes in remedial plans during the first quarter. Overall, our adjustments resulted in a net reduction of $1.2 in our environmental accruals for the three months ended March 31, 2008. As a result of the negotiations with Kemira in the first quarter of 2008, we paid Kemira approximately $1.9 in exchange for their agreement to assume the environmental liabilities related to one of the transferred sites.

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

A further discussion of environmental matters can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

During the third quarter of 2006, we completed a study of our asbestos related contingent liabilities and related insurance receivables. We previously completed a similar study in 2003 and expect to complete another study in 2009. These studies are based on, among other things, detailed data for the past ten years on the incidence of claims, the incidence of malignancy claims, indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim and estimated future claims. In conjunction with the 2006 asbestos study, we also conducted a detailed update of our previous insurance position and estimated insurance recoveries. We expect to recover close to 54% of our future indemnity costs and certain defense and processing costs already incurred for asbestos claims. We anticipate performing an update to the study in the third quarter of 2009. We have completed coverage in place or commutation agreements with several of our larger insurance carriers and are in the process of negotiating similar agreements with other insurance carriers.

As of March 31, 2009 and December 31, 2008, the aggregate self-insured and insured contingent liability was $64.9 and $66.2, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $32.2 at March 31, 2009 and $33.1 at December 31, 2008. The asbestos liability included in the above amounts at March 31, 2009 and December 31, 2008 was $50.5 and $51.1, respectively, and the insurance receivable related to the liability as well as claims for past payments was $31.2 at March 31, 2009 and $32.0 at December 31, 2008. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Number of claimants at beginning of period	8,100	8,200
Number of claimants associated with claims closed during period	(100)	(200)
Number of claimants associated with claims opened during period	—	100

Number of claimants at end of period	8,000	8,100

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

At March 31, 2009, we are among several defendants in approximately 10 cases in the U.S., in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously seek compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We believe that the suits against us are without merit, and we are vigorously defending against all such claims. We have not recorded a loss contingency for these cases. The number of lead cases in which we are a defendant declined by approximately 15 during 2008 as some cases were terminated and in others we were dismissed as a defendant.

In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. We settled this case for an immaterial amount. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. Although we are a defendant in approximately 10 similar cases in Wisconsin as of December 31, 2008 and additional actions may be filed in Wisconsin, we intend to vigorously defend ourselves if such case(s) are filed based on what we believe to be our non-existent or diminutive market share. In October 2007, the Wisconsin Court of Appeals affirmed the trial court’s dismissal of the plaintiff’s strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the approximately 10 Wisconsin lead cases. The decision in this case reinforces our belief that our liability, if any, in these cases will not be material, either individually or in the aggregate, and no loss contingency has been recorded. In March 2008, the Wisconsin Supreme Court granted plaintiff’s petition for review in this case.

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

On February 13, 2009, U.S. Environmental Protection Agency (“EPA”) Region 1 informed us that it had commenced an administrative proceeding against us, alleging that our Wallingford facility had violated its Title V Air Permit prior to 2008. Specifically, the complaint alleges that the facility failed to cap an allegedly open line; exceeded certain emission limits intermittently between July 2005 and May 2007; failed to monitor certain equipment and failed to properly maintain records relating to such matters. The EPA has proposed a penalty of approximately $0.4. We plan to dispute the allegations and proposed penalty. We recorded a liability in the first quarter of 2009 based on our estimate of the probable civil penalty to be imposed.

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

A further discussion of other contingencies can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2008 are set forth in Note 11 of the Notes to Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, are as follows:

	Three Months Ended March 31,
	2009	2008
Net earnings	$0.1	$49.6
Other comprehensive income (loss):
Accumulated pension liability	0.7	0.1
Unrealized (loss)/gains on cash flow hedges	(8.5)	7.2
Foreign currency translation adjustments	(57.3)	67.4

Comprehensive (loss)/income	(65.0)	124.3

Comprehensive loss/(income) attributable to noncontrolling interest	0.0	(0.8)

Comprehensive (loss)/income attributable to Cytec Industries Inc.	(65.0)	123.5

(1)	Other comprehensive income related to the change in fair value of our cross currency swaps as of March 31, 2008 and December 31, 2007 had previously been reported on a pre-tax basis of $48.8 and $40.1, respectively, in accumulated other comprehensive income on our consolidated balance sheets in our previously filed consolidated financial statements. Accordingly, these were revised to reflect related tax effects of $19.3 as of March 31, 2008 and $15.9 as of December 31, 2007, with corresponding increases in deferred tax liabilities for the same amounts. This revision of prior year financial statements was immaterial and it had no impact on reported net earnings, EPS, or cash flow from operating activities.

11. INCOME TAXES

The effective tax rate for the three months ended March 31, 2009 was a tax provision of 90.9% ($1.0) compared to 30.9% ($22.2) for the three months ended March 31, 2008. For the first three months ended March 31, 2009, the rate was unfavorably impacted by a shift in earnings to higher tax jurisdictions and zero tax benefit given to restructuring costs related to our decision to exit our polyurethane product line operations in Asia. The effective income tax rate for the first quarter of 2009 also includes a tax provision of $0.6 associated with the sale of certain polyurethane assets in Europe. The underlying estimated annual income tax rate for the three months ended March 31, 2009 was 32.6% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 34.0% including such interest.

For the first three months ended March 31, 2008, the effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, the lack of a tax benefit related to the French restructuring costs, and expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was also favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

In January 2008, the Norwegian Supreme Court (“NSC”) denied our request to reconsider a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($12.4). After giving effect for payments previously remitted with respect to this issue, we have a remaining tax liability as of March 31, 2009 of Norwegian krone 18.4 ($2.7) of which approximately 7.0 Norwegian krone ($1.0) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns without interest.

As of March 31, 2009, the amount of unrecognized tax benefits is $36.5 (gross) of which $21.4 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2008 was $39.2 (gross) of which $22.2 would impact our effective tax rate, if recognized. During the first quarter, our unrecognized tax benefits were reduced by $4.1 as result of the completion of a German tax audit for a Surface Specialties subsidiary attributable to pre-acquisition tax periods and the impact of foreign exchange. The unrecognized tax benefits increased by approximately $1.4 due to current year tax accruals. The amount paid to the German tax authorities in reference to the above-mentioned audit settlement is subject to reimbursement from UCB, S.A. pursuant to the Surface Specialties Stock and Asset Purchase Agreement.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.0 as of December 31, 2008, which increased an additional $0.5 due to current year tax accruals and decreased $0.9 due to the completion of the above mentioned German tax audit and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $5.6 as of March 31, 2009.

12. OTHER FINANCIAL INFORMATION

On January 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2009 to stockholders of record as of February 10, 2009. Cash dividends paid in the first quarters of 2009 and 2008 were $5.9 and $6.0, respectively. In light of current economic conditions, on April 16, 2009 the Board of Directors reduced its quarterly dividend by 90% as a result of the global economic recession and declared a $0.0125 per common share cash dividend, payable on May 25, 2009 to shareholders of record as of May 11, 2009.

Taxes paid for the three months ended March 31, 2009 and 2008 were $16.6 and $11.4, respectively. Interest paid for the three months ended March 31, 2009 and 2008 was $5.2 and $8.7, respectively. Interest income for the three months ended March 31, 2009 and 2008 was $1.7 and $0.8, respectively.

13. SEGMENT INFORMATION

Summarized segment information for our four segments for the three months ended March 31 is as follows:

	2009	2008
Net Sales:
Cytec Surface Specialties	$243.1	$447.1
Cytec Performance Chemicals
Sales to external customers	132.4	184.8
Intersegment sales	—	0.3
Cytec Engineered Materials	169.6	200.4
Building Block Chemicals
Sales to external customers	66.9	140.7
Intersegment sales	4.9	5.7

Net sales from segments	616.9	979.0
Elimination of intersegment revenue	(4.9)	(6.0)

Total consolidated net sales	$612.0	$973.0

			% of Sales			% of Sales
(Loss)/earnings from operations:
Cytec Surface Specialties	$(20.7)		-9%	$20.6	(2)	5%
Cytec Performance Chemicals	5.8		4%	13.7		7%
Cytec Engineered Materials	33.1		20%	44.5		22%
Building Block Chemicals	3.2		5%	5.9		4%

Earnings from segments	21.4		3%	84.7		9%
Corporate and Unallocated, net	(11.7	) (1)		(3.8	) (3)

Total earnings from operations	$9.7		2%	$80.9		8%

(1)	Includes pre-tax charges of $3.2 associated with various organizational restructuring initiatives across our Specialty Chemical segments and corporate operations. Also includes a pre-tax gain of $1.6 associated with the sale of certain of our polyurethane product line assets in Europe and a pre-tax charge of $1.6 primarily related to the accelerated depreciation of assets associated with the planned exit of our polyurethane product line in Asia.
(2)	Includes pre-tax charge of $1.4 for incremental accelerated depreciation in relation to our decision to exit Radcure manufacturing at our leased facility in Pampa, Texas.
(3)	Includes pre-tax charge of $1.9 for additional restructuring costs associated with Specialty Chemicals manufacturing operations in West Virginia, Connecticut, and Dijon, France. Also includes $1.5 associated with various organizational restructuring initiatives across Specialty Chemicals.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Cytec Performance Chemicals	Cytec Surface Specialties	Cytec Engineered Materials	Corporate	Total
Balance, December 31, 2008	$87.6	$364.2	$241.2	$0.7	$693.7
Currency exchange	(1.2)	(30.6)	0.1	—	(31.7)

Balance, March 31, 2009	$86.4	$333.6	$241.3	$0.7	$662.0

Other acquisition intangibles consisted of the following major classes:

	Weighted average useful life (years)	Gross carrying value		Accumulated amortization		Net carrying value
		March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Technology-based	15.1	$52.7	$52.7	$(27.6)	$(26.6)	$25.1	$26.1
Marketing-related	<2.0	1.9	2.0	(1.9)	(2.0)	—	—
Marketing-related	15.4	62.5	63.9	(21.8)	(21.0)	40.7	42.9
Marketing-related	40.0	43.8	46.7	(2.7)	(2.9)	41.1	43.8
Customer-related	15.0	419.6	436.8	(121.3)	(118.8)	298.3	318.0

Total		$580.5	$602.1	$(175.3)	$(171.3)	$405.2	$430.8

Amortization of acquisition intangibles for the three months ended March 31, 2009 and 2008 was $9.2 and $10.1, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the 2009 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2009	2010	2011	2012	2013	2014
Intangibles Amortization Expense	$36.6	$36.5	$36.5	$36.4	$35.7	$35.3

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2009, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) and hence, all changes in fair values are reported in other income/(expense), net.

At March 31, 2009, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $145.4. Of this total, $133.2 was attributed to the exposure in forward selling/purchase of U.S. dollars. The remaining $12.2 was attributable to the exposure in forward selling/purchase of Euros, translated into U. S. dollar equivalent amounts. The net favorable/(unfavorable) fair values of currency contracts, based on forward exchange rates at March 31, 2009 and December 31, 2008 were $0.5 and $(5.4), respectively.

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities. The loan amounts are €207.9 and €207.9 due October 1, 2010 and October 1, 2015, respectively. Since the loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to the U.S. dollar (“USD”). We originally hedged this foreign exchange exposure by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) that settle on October 1, 2010 (“five year swaps”) and October 1, 2015 (“ten year swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchanges we will pay €207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The five and ten year swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. At inception, the five and ten year swaps were designated as cash flow hedges in accordance with SFAS 133. In November 2008, the five year swaps were de-designated as cash flow hedges in accordance with SFAS 133, due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. A net credit of $5.5, net of $3.5 of taxes remained in other comprehensive income on the de-designation date representing the unrealized gain associated with the five year swaps. As it is probable that the original hedged forecasted transaction will occur, this $5.5 of unrealized gains is being reclassified into earnings on a straight line basis over the remaining life of the previously hedged transaction, which was 23 months as of the de-designation date. The remaining amount of other comprehensive income at March 31, 2009 which will be amortized to income in the future is $4.4, of which $2.9 will be amortized over the next 12 months.

The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we will receive 3.78% per annum on the Euro notional amount and will pay 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges under SFAS 133.

All cross currency swaps are recorded at fair value as either assets or liabilities. We accrue the periodic net swap interest payments due each period in the consolidated income statement. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, we reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification will depend on changes in the USD/Euro exchange rate occurring during the period. We accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008. The fair value of the two year swaps and prospectively, upon de-designation, the five year swaps, is calculated each period with changes in fair value reported in interest income/(expense), net, and other income/(expense), net. We expect the earnings impact related to future changes in the fair value of the two year swaps to substantially offset the earnings impact related to future changes in the fair value of the five year swaps. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At March 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $10.6, $(16.0), and $(0.3), respectively, and at December 31, 2008, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $24.9, $(30.5), and $(4.6), respectively.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges in accordance with SFAS 133 and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other income/(expense), net in the current period. During the three months ended March 31, 2009 and March 31, 2008 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other income (expense), net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contract remains in accumulated other comprehensive income and is realized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other income (expense), net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At March 31, 2009, we held natural gas forwards to purchase 3,300,000 MMBtu of gas with an unfavorable fair value of $9.6 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through March 2010 as the hedged natural gas purchases affect earnings.

At March 31, 2009, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2009, we did not have any significant concentration of credit risk arising from our derivative instruments.

Net Investment Hedge Activities

The value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), is affected by foreign exchange movements in the U.S. dollar value of the Euro. To hedge this foreign currency exposure inherent in a net investment in such foreign operation, a portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a net investment hedge of Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment within accumulated other comprehensive income gain/(loss). From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At March 31, 2009, we had no designated forward contracts. For the three months ended March 31, 2009 and 2008, $2.0 and $(14.3), net of tax, related to remeasurement of intercompany loans designated as a net investment hedge was recorded as a translation adjustment within accumulated other comprehensive income gain/(loss), respectively.

The following information is presented as required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which we adopted on January 1, 2009.

	Asset Derivatives				Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:

Natural Gas Forwards					Accrued expenses	$9.6	Accrued expenses	$11.3
Cross currency swaps: (1)	Other current assets	$1.3	Accrued expenses	$0.4	Other noncurrent liabilities	1.6	Other noncurrent liabilities	5.0

Total derivatives designated as hedging instruments under SFAS 133		$1.3		$0.4		$11.2		$16.3

Derivatives not designated as hedging instruments under SFAS 133:

Cross currency swaps: (2)	Other current assets	$1.9	Accrued expenses	$0.6
	Other assets	10.4	Other assets	24.9	Other noncurrent liabilities	$17.7	Other noncurrent liabilities	$31.1
Foreign currency forwards	Other current assets	3.7	Other current assets	1.8	Accrued expenses	3.2	Accrued expenses	7.2

Total derivatives not designated as hedging instruments under SFAS 133		$16.0		$27.3		$20.9		$38.3

Total derivatives		$17.3		$27.7		$32.1		$54.6

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31			Three Months Ended March 31			Three Months Ended March 31
	2009	2008		2009	2008		2009	2008
Natural Gas Forwards	$1.1	$1.9	Manufacturing cost of sales	$(6.8)	$(0.7)	Other (expense) income, net	$0.1	$—
Cross currency swaps (3)	(8.8)	5.3	Other (expense) income, net	18.0	(45.3)

Total	$(7.7)	$7.2		$11.2	$(46.0)		$0.1	$—

Derivatives not Designated as Hedging Instruments under SFAS 133:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31
		2009	2008
Foreign currency forwards	Other (expense) income, net	$1.5	$(6.6)
Cross currency swaps (2)	Other (expense) income, net	(0.8)	0.0
Cross currency swaps (2)	Interest expense/(income), net	1.0	0.0
Cross currency swaps (4)	Interest expense/(income), net	1.2	0.0

Total		$7.3	($1.3)

(1)	Ten year swap
(2)	Two and five year swaps.
(3)	Ten year swap for 2009. Five and ten year swaps for 2008.
(4)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

Fair Value Measurements

On January 1, 2008 we adopted SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB issued a one-year deferral of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance and accordingly, we adopted the remainder of SFAS 157 on January 1, 2009. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. Under SFAS 157, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

All of our derivatives are valued based on level 2 inputs. Our gas forwards and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at March 31, 2009 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$0.5
Cross currency swaps	(5.7)
Natural gas forwards	(9.6)

Total	$(14.8)

As of March 31, 2009, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$2.3	$2.6	$0.3	$0.3
Interest cost	11.6	11.7	2.9	3.0
Expected return on plan assets	(11.2)	(12.0)	(0.9)	(1.0)
Net amortization and deferral	3.9	2.6	(2.6)	(2.6)

Net periodic cost	$6.6	$4.9	$(0.3)	$(0.3)

We disclosed in our 2008 Annual Report on Form 10-K that we expected to contribute $37.5 and $14.3, respectively, to our pension and postretirement plans in 2009. Through March 31, 2009, $2.9 and $3.2 in contributions were made, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Due to the current difficult economic conditions, we decided to suspend the 401(k) savings plan matching contributions in the U.S. Savings Plan for salaried and non-bargaining employees effective May 1, 2009. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2009 and 2008 were $7.5 and $8.3, respectively.

17. SUBSEQUENT EVENTS

In April of 2009, we reorganized our business structure to align with our revised strategic direction. Accordingly, the mining and phosphine product lines which were previously part of the Performance Chemicals segment will become our In Process Separation segment. The polymer additives, specialty additives and polyurethanes product lines, which were previously part of the Performance Chemicals segment, will become our Additive Technologies segment. The urethane adhesive product line, which was previously part of the Performance Chemicals segment, will be included with the powder coating, Radcure, and liquid coating resin product lines, which were previously part of the Surface Specialties segment, to form the Coating Resins segment. The remaining Performance Chemical segment product lines, which are pressure sensitive adhesives and formulated resins, will be combined into our current Engineered Materials segment. The Building Block chemicals segment will remain unchanged. In summary, beginning in the second quarter of 2009, we will report five operating segments, Coating Resins, In Process Separation, Additive Technologies, Engineered Materials, and Building Block Chemicals, as well as corporate unallocated. The Surface Specialties and Performance Chemicals segments will cease to exist as part of this reorganization.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the first quarter of 2009, we experienced a significant decline in sales across all chemical product lines caused by the steep downturn in the automotive, construction and general industrial markets and weakened further by destocking actions of our customers that began in late 2008 and continued into the first quarter 2009. Engineered Materials was also impacted, with lower volumes from large commercial transport and business and regional jets, which was partially offset by modest growth in military. We announced in January 2009 various restructuring initiatives, including a global reduction of approximately 600 positions. We are on schedule with the implementation and approval of these actions to reduce our structural costs and anticipate that most of these positions will be eliminated in the second and third quarter of 2009. In addition to the actions we announced in January 2009, we have identified and begun implementation of additional cost-reduction and liquidity measures across our operations. In the short-term actions, we will continue to implement furloughs in certain production facilities in order to better align our cost structure with our expectations for demand in 2009. In addition, we have instituted a global salary freeze and bonus limitations, except as required by local law and contracts, and have suspended the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective May 1, 2009. These short-term actions are expected to improve 2009 operating earnings by approximately $55.0. In regards to our structural cost reduction restructuring actions, we have begun implementation of additional headcount reductions. Taking into account the actions we announced last January, our overall planned reduction in workforce in 2009 is now over 12% of our global population. In addition to the $55.0 short-term actions discussed above, our structural cost reduction actions are expected to improve 2009 results by approximately $50.0 and the expected run rate savings by the end of 2009 has now increased to approximately $110.0.

Quarter Ended March 31, 2009 Compared With Quarter Ended March 31, 2008

Consolidated Results

Net sales for the first quarter of 2009 were $612.0 compared with $973.0 for the first quarter of 2008. Overall, sales were down 37% driven by volume decreases of 31%, price decreases of 3%, and unfavorable exchange rate changes of 3%. Cytec Surface Specialties and Performance Chemicals sales were down primarily due to lower volumes and to a lesser extent the unfavorable impact of exchange rate changes, partially offset by price increases. Cytec Engineered Materials sales were down primarily due to lower selling volumes across all market sectors except for military aircraft which experienced higher build-rates. Building Block Chemicals sales decreased due to lower selling prices and lower volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $497.8, or 81.3% of sales in the first quarter of 2009, compared with $772.7, or 79.4% of sales in the first quarter of 2008. The 1.9% increase in manufacturing cost as a percent of sales is primarily due to unfavorable fixed manufacturing cost leverage due to lower volume, partially offset by the favorable impact of lower raw material costs. Manufacturing costs decreased $274.9 due to $188.4 related to lower selling volumes, $63.8 of lower costs of which $60.0 is related to lower raw material costs and $3.8 is primarily related to lower fixed manufacturing costs. The $3.8 of lower manufacturing costs is comprised of $10.7 of lower fixed manufacturing cost spending attributable to our cost reduction initiatives, partially offset by $6.9 of unfavorable fixed cost absorption into inventory due to lower production volumes. Manufacturing cost of sales was also favorably impacted by $28.6 due to favorable changes in exchange rates, of which $16.3 is attributable to raw materials and $12.4 is attributable to freight warehousing and fixed manufacturing costs. Manufacturing cost of sales in the first quarter of 2009 includes $4.0 of expenses related to environmental contingent liabilities. In addition, manufacturing cost of sales in the first quarter of 2009 includes $1.2 of incremental accelerated depreciation related to our decision to explore strategic alternatives for our polyurethane product line assets in Asia. The first quarter of 2008 includes $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production. The first quarter of 2009 includes a restructuring charge of $2.1 while the first quarter of 2008 includes a net restructuring charge of $1.9. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services was $49.4 in the first quarter of 2009 versus $58.6 in the first quarter of 2008. Research and process development was $17.9 versus $21.7 in the prior year. Administrative and general expenses were $29.6 versus $29.0 in the prior year. Changes in exchange rates decreased costs in the first quarter of 2009 by approximately $4.7, $1.1, and $1.8 for selling and technical, research and process development, and administrative and general expenses, respectively. In addition, operating expenses in 2009 reflect $5.5 of net savings as compared to 2008 related to cost savings measures instituted in our Specialty Chemical segments, partially offset by additional costs incurred related to 2009 cost reduction initiatives. The first quarter of 2009 includes a net restructuring charge of $0.5, $0.2 and $0.4 for selling and technical services, research and development and administrative and general expenses, respectively. The first quarter of 2008 includes a net restructuring charge of $0.8, $0.5 and $0.3 for selling and technical services, research and development and administrative and general expenses, respectively. See Note 4 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $9.2 in the first quarter of 2009 versus $10.1 in the first quarter of 2008 due to decreases in Cytec Surface Specialties amortization resulting from favorable changes in exchange rates.

In the first quarter of 2009, the gain on sale of assets of $1.6 was attributable to the sale of certain of our polyurethane product line assets in Europe. See Note 3 of the consolidated financial statements for further information.

Other (expense) income, net was expense of $3.2 in the first quarter of 2009 compared with income of $0.3 in the first quarter of 2008. The increase in net expense is primarily due to $2.3 of additional foreign exchange losses in 2009 as compared to 2008 and a net increase in our environmental expenses of $1.6 as 2008 included a favorable environmental liability settlement of $0.9. Equity in earnings of associated companies was $0.2 versus $0.5 in the prior year.

Interest expense, net was $5.6 in the first quarter of 2009 compared with $9.9 in the first quarter of 2008. The decrease included a $1.5 benefit attributable to lower interest rates as we repaid the principal balance of our 6.75% notes in March of 2008. In addition, interest expense, net in 2009 includes $2.3 of benefits associated with our cross currency swaps, of which $1.1 represents the impact of favorable changes in exchange rates and $1.2 reflects the amortization of unrealized gains associated with our five year cross currency swaps. This amortization will cease in October of 2010 when the term of the notes end. See Note 15 of the consolidated financial statements for further information on amortization related to our cross currency swaps.

The effective tax rate for the three months ended March 31, 2009 was a tax provision of 90.9% ($1.0) compared to 30.9% ($22.2) for the three months ended March 31, 2008. For the first three months ended March 31, 2009, the rate was unfavorably impacted by a shift in earnings to higher tax jurisdictions and zero tax benefit given to restructuring costs related to our decision to exit our polyurethane product line operations in Asia. The effective income tax rate for the first quarter of 2009 also includes a tax provision of $0.6 associated with the sale of certain polyurethane assets in Europe. The underlying estimated annual income tax rate for the three months ended March 31, 2009 was 32.6% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 34.0% including such interest.

For the three months ended March 31, 2008, the effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, the lack of a tax benefit related to the French restructuring costs, similar to the tax treatment of such charges recorded in prior periods, and the expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

Net loss for 2009 was $0.1 ($0.00 per diluted share), a decrease compared to the net earnings of $49.1 ($1.01 per diluted share) in 2008. Included in the first quarter of 2009 was a $2.2 after-tax expense related to restructuring costs, 1.0 after tax gain related to the sale of certain of our polyurethane assets in Europe and a $1.6 of after-tax expenses related to the planned exit of our polyurethane product line assets in Asia of which $1.2 represents incremental accelerated depreciation of certain assets at the site and $0.4 represents additional expenses associated with the planned exit. Included in the first quarter of 2008 was a $2.5 after-tax expense related to restructuring costs and a $0.9 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we have decided to exit and relocate the manufacturing to one of our other existing facilities.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Cytec Surface Specialties

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$62.2	$89.0	-30%	2%	-32%	—
Latin America	9.6	18.5	-48%	4%	-51%	-1%
Asia/Pacific	45.4	74.2	-39%	1%	-40%	—
Europe/Middle East/Africa	126.0	265.4	-53%	1%	-47%	-7%

Total	$243.2	$447.1	-46%	1%	-43%	-4%

Overall sales were down 46% primarily due to decreased selling volumes of 43%, reflecting lower volumes across all regions and all product lines due to the continued global recession which has led to depressed demand in the industrial coating markets particularly automotive and construction. Unfavorable changes in exchange rates decreased sales by 4%. Overall selling prices were up 1% with increases in all product lines except powders which were down 2%. Selling prices were up in liquid coating resins reflecting successful product rationalization efforts in Europe and were down in powder coating resins due to price competition. Radcure realized price increases which were partially offset by price competition in Europe for commodity products.

Loss from operations was $20.7 or -9% of sales in 2009, compared with earnings from operations of $20.6 or 5% of sales in 2008. The $41.3 decrease in earnings is principally due to the negative impacts of $71.8 due to lower selling volumes and $2.7 of lower fixed cost absorption into inventory due to lower production volumes. These negative impacts were partially offset by favorable impacts of $14.9 from lower freight and fixed manufacturing costs, $5.8 from increases in selling prices, $7.2 from lower operating expenses due to cost savings initiatives, and $4.0 from changes in exchange rates. Raw material costs were flat overall. Manufacturing cost of sales in 2008 also included $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site given our decision to exit the site and consolidate production.

Cytec Performance Chemicals

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$47.3	$68.3	-31%	4%	-35%	—
Latin America	25.0	29.8	-16%	8%	-24%	—
Asia/Pacific	25.0	31.2	-20%	7%	-20%	-7%
Europe/Middle East/Africa	35.1	55.5	-37%	2%	-32%	-7%

Total	$132.4	$184.8	-28%	5%	-29%	-4%

Overall sales were down 28%, primarily due to decreased selling volumes of 29%, reflecting lower volumes across all regions and product lines due to the continued global economic weakness. Mining Chemicals was the least impacted as sales of new products helped offset the decline due to the global recession. Overall selling prices were up 5% across all product lines except specialty additives, which were down 1% due to price competition. Unfavorable changes in exchange rates decreased sales 4%.

Earnings from operations were $5.8, or 4% of sales in 2009, compared with $13.7, or 7% in 2008. The $7.9 decrease in earnings is principally due to the negative impacts of $24.1 related to lower selling volumes and $1.4 of lower fixed cost absorption into inventory due to lower production volumes. These negative impacts were partially offset by favorable impacts of $8.6 from increases in selling prices, $1.1 due to lower raw material costs, $3.2 from lower manufacturing costs, $2.7 from lower operating expenses due to cost savings initiatives, and $1.9 from changes in exchange rates.

Cytec Engineered Materials

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$103.5	$123.5	-16%	1%	-17%	—
Latin America(1)	0.2	0.3	—	—	—	—
Asia/Pacific	13.2	15.2	-13%	1%	-14%	—
Europe/Middle East/Africa	52.7	61.4	-14%	5%	-13%	-6%

Total	$169.6	$200.4	-15%	2%	-15%	-2%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were down 15% due to decreased selling volumes, driven primarily by lower sales volumes from large commercial transport and business and regional jets reflecting lower build-rates, partially offset by increases in military aircraft build-rates. Overall selling prices were up 2% with increases in all regions and across market sectors. Unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $33.1 or 20% of sales in 2009, compared with $44.5, or 22% of sales in 2008. The $11.4 decrease in earnings is principally due to the negative impacts of $17.9 due to lower selling volumes, which were partially offset by favorable impacts of $4.2 from increased selling prices and $2.2 from changes in exchange rates.

Building Block Chemicals

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$43.1	$89.0	-52%	-18%	-34%	—
Latin America(1)	0.6	1.4	—	—	—	—
Asia/Pacific	5.7	5.4	6%	-185%	191%	—
Europe/Middle East/Africa	17.5	44.9	-61%	-49%	-12%	—

Total	$66.9	$140.7	-52%	-34%	-18%	—

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales decreased 52% primarily due to lower selling prices of 34%, driven primarily by lower raw material costs for acrylonitrile where pricing closely follows raw material cost movements and in melamine due to price competition. Overall selling volumes were down 18% with declines across all product lines and regions due to weak demand within the end markets for acrylonitrile and melamine, except for acrylonitrile in Asia/Pacific where selling volumes increased due to improved demand for acrylic fiber.

Earnings from operations were $3.2, or 5% of sales in 2009, compared with $5.9, or 4% of sales in 2008. The $2.7 decrease in earnings is primarily due to the negative impacts of $48.2 from lower selling prices, $10.8 due to lower selling volumes, and $4.5 of lower fixed cost absorption into inventory from the impact of two maintenance turnarounds for melamine and sulfuric acid during the current quarter. These negative impacts were partially offset by favorable impacts of $60.2 from lower raw material costs and $1.0 from lower fixed plant spending.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2009 our cash balance was $38.0 compared with $55.3 at December 31, 2008.

Cash flows provided by operating activities were $62.6 in 2009 compared with $38.2 in 2008. Trade accounts receivable decreased $52.8 reflecting the reduction in days outstanding from 63 days at December 31, 2008 to 55 days at March 31, 2009. Inventory decreased $44.0 although days on hand were up from 96 days at December 31, 2008 to 105 days at March 31, 2009, reflecting continuing weak demand in the first quarter of 2009. Our production schedules have been further adjusted and we have taken other actions to decrease our inventory levels. Accounts payable decreased $33.6 primarily due to lower purchases and lower raw material prices. Accrued expenses decreased $18.0 primarily due to payments of $12.0 for incentive compensation and $6.0 for customer rebates. We expect to contribute approximately $40.0 to our global pension funds in 2009 of which we expect up to $25.0 of these contributions will be made in equivalent value of Cytec common stock.

Cash flows used in investing activities were $57.8 in 2009 compared to $28.6 in 2008. During the first quarter of 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7. Capital spending for the first quarter of 2009 was $63.5, which was mostly related to work on our new carbon fiber line in Greenville, South Carolina, prepreg plant in China, and planned maintenance work at our Fortier facility in Louisiana. Taking into account our expectations of the future business environment and the impact on the overall demand profile for carbon fiber, we have decided to delay the completion of the carbon fiber expansion project for at least twelve months. This decision will reduce our forecast of total capital expenditures for 2009 to approximately $180.0, down from our prior estimate of $200.0.

Net cash flows used by financing activities were $19.3 in 2009 compared with $56.1 in 2008. During the first quarter of 2009, we had net debt repayments of $14.7 and cash dividends of $5.9, which was partially offset by proceeds received on the exercise of stock options of $1.5.

Approximately $45.0 remained authorized under our stock buyback program as March 31, 2009. We did not purchase any shares in the first quarter of 2009. We do not expect to be actively repurchasing shares in 2009 given current economic conditions.

At March 31, 2009, we have $287.0 of borrowing capacity available under our $400.0 revolving credit facility.

On January 29, 2009, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2009 to stockholders of record as of February 10, 2009. Cash dividends paid in the first quarter of 2009 and 2008 were $5.9 and $6.0, respectively. In light of current economic conditions, the Board of Directors on April 16, 2009 reduced our quarterly dividend by $0.1125 or 90%, and declared a $0.0125 per common share cash dividend payable on May 25, 2009 to shareholders of record as of May 11, 2009. The reduction will conserve approximately $21.0 of cash per year.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. Our $400.0 primary credit facility contains various covenants in which we are required to meet two financial tests: ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and ratio of consolidated EBITDA to consolidated interest expense. Our balance outstanding under the credit facility as of March 31, 2009 is $113.0 which based on our forecast, we anticipate that we will completely repay by the end of 2009 using cash generated from operations. However, we are working with our bank group to amend the total consolidated debt to consolidated EBITDA financial covenant since we anticipate incurring up to $100.0 in cash restructuring charges during 2009. Cash restructuring payments are included in the EBITDA calculation and these charges could cause us to be out of compliance or have little borrowing capacity against the credit facility. We expect to complete the amendment of the financial covenants in the second quarter of 2009, and based on our current forecasts, with enough borrowing capacity to meet any additional liquidity needs. In addition, we expect that the cost of any borrowing under the credit facility will increase significantly as the amended credit facility will be reset to current market rates which are higher than when the credit facility was originally completed in June 2007.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1 in our 2008 Annual Report on Form 10-K.

There were no material changes in contractual obligations from December 31, 2008 to March 31, 2009. Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $36.5 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2009 OUTLOOK

We saw some signs of demand improvement in our Specialty Chemical’s businesses towards the end of the first quarter. We expect modest sequential improvement compared to the first quarter of 2009 in Specialty Chemicals volumes for the remainder of 2009, assuming destocking actions at our customers are complete and volumes in Asia continue to improve. We expect Engineered Materials and Building Block Chemicals volumes to be flat compared to volumes in the first quarter of 2009.

In our April 16, 2009 press release, which was also filed as an exhibit to a current report on Form 8-K, we presented our best estimate of the full year 2009 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially.

See “Comments on Forward Looking Statements.”

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS / CRITICAL ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. See Note 15 to the consolidated financial statements for the required disclosures. SFAS 161 does not change the accounting for derivative instruments.

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 also require that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. In accordance with SFAS 160, presentation of the prior year consolidated financial statements has been modified to conform with current year presentation. This adoption of SFAS 160 had no impact on reported net earnings, earnings per common share, or cash flow from operating activities.

On January 1, 2009, we adopted FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of the FSP had an immaterial impact to earnings per share.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7A of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2009 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB issued a one-year deferral of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance and accordingly, we adopted the remainder of SFAS 157 on January 1, 2009. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. As of March 31, 2009, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis.

COMMENTS ON FORWARD-LOOKING STATEMENTS

A number of the statements made by us in this report, in our Annual Report on Form 10-K, or in other documents, including but not limited to the Chairman, President and Chief Executive Officer’s letter to Stockholders, our press releases and other periodic reports to the Securities and Exchange Commission, may be regarded as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 26, 2009 and incorporated by reference herein. Other 2009 financial instrument transactions include:

Commodity Price Risk: At March 31, 2009, we held natural gas forwards with an unfavorable fair value of $9.6, which will be reclassified into Manufacturing Cost of Sales through March 2010 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $2.1 in the value of the swaps.

Interest Rate Risk: At March 31, 2009, our outstanding borrowings consisted of $25.8 of short-term borrowings and $806.6 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $806.6 and $806.3, respectively, and a fair value, based on dealer quoted values, of approximately $706.2.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2009, interest expense would increase/decrease by approximately $0.3 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2009, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2009, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $145.4. The favorable fair value of currency contracts, based on forward exchange rates at March 31, 2009, was approximately $0.5. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2009 would decrease by approximately $14.2. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September 2005, we entered into €207.9 of five year cross currency swaps and €207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. Both currency swaps were designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. The net credit of $5.5 recorded in accumulated other comprehensive income on the de-designation date related to the five year swaps will be amortized into earnings over the remaining term of the related Euro-denominated intercompany loans. Prospective changes in the fair value of the five year swaps since the date of de-designation are reported in earnings. The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed U.S. dollar interest payments. With respect to the two year swaps, we will receive 3.78% per annum and will pay 3.69% per annum on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges under SFAS 133. The fair value of the two year swaps is calculated each quarter with changes in fair value reported in earnings. We expect the earnings impact related to future changes in the fair value of the two year swaps to substantially offset the earnings impact related to future changes in the fair value of the five year swaps.

At March 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $10.6, $(16.0), and $(0.3), respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 15 of the Consolidated Financial Statements for additional details on SFAS 157 disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$ 4.7
Euro interest rate curve	-10%	(3.8)
USD interest rate curve	+10%	(3.5)
USD interest rate curve	-10%	3.5
Euro/USD exchange rate	+10%	(21.6)
Euro/USD exchange rate	-10%	21.6

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At March 31, 2009, we had no designated forward contracts.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

Item 6. EXHIBITS

(a).	Exhibits

See Exhibit Index on page 32 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer

April 30, 2009

Exhibit Index
10.2(d)(x)	Form of Restricted Stock Award letter (no deferral) used for grants to directors from April 2009.

10.2(d)(xi)	Form of Restricted Stock Award letter (with deferral) used for grants to directors from April 2009.

10.2(r)	Amended Restricted Stock Award Agreement between the Registrant and M. R. Charles dated April 1, 2009.

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2009 and 2008.

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002