Form 10-Q
period 2009-06-30
CYTEC INDUSTRIES INC/DE/
filed 2009-07-30
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 48,475,456 shares of common stock outstanding at July 23, 2009.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$685.3	$1,005.8	$1,297.3	$1,978.8
Manufacturing cost of sales	603.0	796.2	1,100.8	1,568.8
Selling and technical services	50.6	60.1	100.0	118.7
Research and process development	21.0	21.7	38.9	43.4
Administrative and general	30.8	29.8	60.4	58.8
Amortization of acquisition intangibles	9.4	10.3	18.6	20.4
(Loss)/gain on sale of assets	(1.4)	—	0.2	—
(Loss)/earnings from operations	(30.9)	87.7	(21.2)	168.7
Other (expense)/income, net	(0.1)	3.7	(3.3)	3.9
Equity in earnings of associated companies	0.3	0.5	0.5	1.0
Interest expense, net	5.1	9.3	10.7	19.1
(Loss)/earnings before income taxes	(35.8)	82.6	(34.7)	154.5
Income tax (benefit)/provision	(11.4)	25.8	(10.4)	48.0
Net (loss)/earnings	(24.4)	56.8	(24.3)	106.5
Less: Net earnings attributable to noncontrolling interests	(0.4)	(0.3)	(0.6)	(0.8)
Net (loss)/earnings attributable to Cytec Industries Inc.	$(24.8)	$56.5	$(24.9)	$105.7
(Loss)/earnings per share attributable to Cytec Industries Inc.
Basic (loss)/earnings per common share	$(0.52)	$1.18	$(0.52)	$2.20
Diluted (loss)/earnings per common share	$(0.52)	$1.16	$(0.52)	$2.17
Dividends per common share	$0.0125	$0.1250	$0.1375	$0.2500

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$62.2	$55.3
Trade accounts receivable, less allowance for doubtful accounts of $4.4 and $6.2 at June 30, 2009 and December 31, 2008, respectively	408.6	448.8
Other accounts receivable	52.2	81.2
Inventories	421.4	569.4
Deferred income taxes	3.8	13.8
Other current assets	27.2	19.4

Total current assets	975.4	1,187.9

Investment in associated companies	21.6	22.1
Plants, equipment and facilities, at cost	2,236.1	2,136.1
Less: accumulated depreciation	(1,061.0)	(1,019.8)

Net plant investment	1,175.1	1,116.3

Acquisition intangibles, net of accumulated amortization of $191.5 and $171.3 at June 30, 2009 and December 31, 2008, respectively	412.1	430.8
Goodwill	695.5	693.7
Deferred income taxes	80.6	43.3
Other assets	146.4	131.5

Total assets	$3,506.7	$3,625.6

Liabilities
Current liabilities
Accounts payable	$241.8	$249.4
Short-term borrowings	22.0	41.0
Current maturities of long-term debt	1.4	1.4
Accrued expenses	189.3	190.1
Income taxes payable	1.6	12.5
Deferred income taxes	36.0	12.8

Total current liabilities	492.1	507.2

Long-term debt	713.9	806.4
Pension and other postretirement benefit liabilities	402.7	436.3
Other noncurrent liabilities	333.6	300.1
Deferred income taxes	72.3	96.8
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,316,913 in 2009 and 48,132,640 shares in 2008	0.5	0.5
Additional paid-in capital	457.8	437.1
Retained earnings	1,102.0	1,133.5
Accumulated other comprehensive loss	(22.7)	(39.2)
Treasury stock, at cost, 934,674 shares in 2009 and 1,069,423 shares in 2008	(50.0)	(57.2)

Total Cytec Industries Inc. stockholders’ equity	1,487.6	1,474.7

Noncontrolling interests	4.5	4.1
Total equity	1,492.1	1,478.8

Total liabilities and equity	$3,506.7	$3,625.6

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by (used in) operating activities
Net (loss)/earnings attributable to Cytec Industries Inc.	$(24.9)	$105.7
Noncash items included in net (loss)/earnings:
Depreciation	55.2	56.5
Amortization	21.7	23.6
Share-based compensation	4.1	5.4
Deferred income taxes	(21.8)	13.0
Gain on sale of assets	(0.2)	—
Unrealized (gain)/loss on derivative instruments	(7.4)	2.4
Other	0.5	1.4
Changes in operating assets and liabilities:
Trade accounts receivable	49.2	(70.6)
Other receivables	27.7	(6.4)
Inventories	149.4	(48.9)
Other assets	(14.9)	(9.8)
Accounts payable	(0.4)	41.3
Accrued expenses	9.8	(18.6)
Income taxes payable	(11.1)	1.5
Other liabilities	(6.7)	(14.5)

Net cash provided by operating activities	230.2	82.0

Cash flows (used in) provided by investing activities
Additions to plants, equipment and facilities	(116.3)	(69.9)
Net proceeds received/(paid) on sale of assets	7.0	(4.7)

Net cash used in investing activities	(109.3)	(74.6)

Cash flows provided by (used in) financing activities
Proceeds from long-term debt	108.0	128.1
Payments on long-term debt	(200.3)	(147.1)
Change in short-term borrowings, net	(17.8)	(7.6)
Cash dividends	(6.5)	(11.9)
Proceeds from the exercise of stock options	1.5	8.5
Purchase of treasury stock	—	(19.5)
Excess tax benefits from share-based payment arrangements	(0.2)	2.4
Other	0.4	0.1

Net cash used in financing activities	(114.9)	(47.0)

Effect of currency rate changes on cash and cash equivalents	0.9	2.7

Increase/(decrease) in cash and cash equivalents	6.9	(36.9)
Cash and cash equivalents, beginning of period	55.3	76.8

Cash and cash equivalents, end of period	$62.2	$39.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K as updated by the Current Report on Form 8-K filed with the SEC on June 3, 2009. Unless indicated otherwise, the terms “Company”, “Cytec”, “we”, “us” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. We adopted SFAS 160 on January 1, 2009 and accordingly, presentation of the prior year consolidated financial statements has been modified to conform with the current year presentation. This adoption of SFAS 160 had no impact on reported net earnings, earnings per common share, or cash flow from operating activities.

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

3. DIVESTITURES

On February 27, 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.5 ($1.0 net of income taxes). The gain is recorded in (loss)/gain on sales of assets in the accompanying statement of income.

In the first quarter of 2009, we decided to pursue strategic alternatives for our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expect to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2 which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services. During the second quarter of 2009, we located a buyer and subsequently on May 19, 2009, we sold our polyurethane product line assets in Asia for $1.8 of which $1.2 was received in cash and $0.6 represents a promissory note from the purchaser. The net loss of $1.4 resulting from this sale is recorded in (loss)/gain on sale of assets in the accompanying statements of income.

4. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management’s view of its businesses.

For the three months ended June 30, 2009, we recorded net restructuring charges of $34.2 ($22.8 after-tax) comprised of $34.6 and $(0.4) for 2009 and 2007 restructuring initiatives, respectively. For the six months ended June 30, 2009, we recorded net restructuring charges of $37.4 ($25.0 after-tax), comprised of $38.2, $(0.4), and $(0.4) for 2009, 2008, and 2007 restructuring initiatives, respectively, as described below.

Details of 2009 restructuring initiatives are as follows:

In the second quarter of 2009, we initiated a number of additional restructuring initiatives in response to the continued downturn in the global economy, especially in the automotive, construction and general industrial markets which we serve. We approved plans to transfer the manufacturing of our powder coating resins product line from Drogenbos, Belgium to our manufacturing facility in Bassano, Italy and consolidate or eliminate certain supply chain, sales, marketing, and administrative functions currently at the Drogenbos site. These plans resulted in a restructuring charge of $18.6 primarily for the expected severance payments associated with the elimination of 154 positions. In addition, we approved plans to transfer the manufacturing of certain liquid coating resin products from our Hamburg, Germany site to our facility in Werndorf, Austria and consolidate or eliminate certain manufacturing, supply chain, and administrative functions currently at the Hamburg site. These plans resulted in a restructuring charge of $5.7 primarily for the expected severance payments associated with the elimination of 45 positions. Lastly, in response to lower demand in our Engineered Materials segment due to inventory destocking by parts manufacturers for large commercial aircraft as well as a sharper-than-expected slowdown in production rates related to business and regional jets, we incurred $3.5 of expenses related to the expected severance benefits associated with the elimination of 159 positions. We expect all of the aforementioned plans to be completed by the end of 2009.

During the first quarter of 2009, in the continued effort to adjust to the changing economic environment, we initiated additional restructuring plans in our Specialty Chemicals segments and corporate functions. Implementations of these plans continued in the second quarter and have resulted in the elimination of a total of 269 positions. The restructuring charge of $6.8 and $10.4 for the three and six months ended June 30, 2009, respectively primarily relates to severance. The remaining reserve at June 30, 2009 of $31.0 relating to 2009 restructuring initiatives is expected to be paid through 2010.

Details of 2008 restructuring initiatives are as follows:

During the fourth quarter of 2008, in an effort to align our cost structure to the changing and challenging demand environment, we decided to restructure certain activities of our Coating Resins segment, resulting in the elimination of 47 positions. The restructuring charges of $4.6 for the three and twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $0.7, selling and technical services of $2.9, and research and process development of $1.0. The remaining reserve at June 30, 2009 of $1.1 relating to this restructuring initiative is expected to be paid in 2009.

During the third quarter of 2008, as a cost savings and reduction initiative and to re-align our staff levels with our latest view of the global economy at that time, we decided to restructure several areas primarily in our Coating Resins segment, resulting in the elimination of 35 positions. The net restructuring charge of $5.2 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $1.2, selling and technical services of $3.2, administrative and general of $0.7, and research and process development of $0.1. This reserve has been paid in full as of June 30, 2009.

During the first quarter of 2008, as a cost savings and reduction initiative, we decided to restructure several areas primarily in our Coating Resins segment, resulting in the elimination of 13 positions. The net restructuring charge of $1.3 for the twelve months ended December 31, 2008 primarily relates to severance. This reserve has been paid in full as of June 30, 2009.

A summary of 2007 and 2006 restructuring initiatives follows. These initiatives are more fully discussed in Note 3 of the Notes to Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

2007 Restructuring Initiatives:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Additive Technologies segment. As a result, we recorded total restructuring charges of $5.5 to manufacturing cost of sales in 2007 and 2008. The initiative was completed in 2008 and the reserve has been paid in full as of June 30, 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. We recorded total restructuring charges of $1.5 in 2007 and 2008 to manufacturing cost of sales. The plan was completed in 2008 and the remaining reserve at June 30, 2009 of $0.1 relating to severance and other benefits is expected to be paid in 2009.

2006 Restructuring Initiatives:

In 2006, after the appropriate consultations with the Works Council, we decided to close our manufacturing facility in Dijon, France. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Coating Resins segment, which are used in the coating industry for sale in the European market. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded total restructuring charges of $11.9, in 2006, 2007 and 2008. The initiative was completed in 2008 and the remaining reserve at June 30, 2009 of $2.0 relating to severance and site clean-up costs is expected to be paid through 2010.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continued our efforts to take advantage of synergies from the 2005 acquisition of the majority of our Coating Resins business, and to mitigate continuing costs related to the 2006 divestiture of our water treatment chemicals and acrylamide product lines. The initiative was completed in 2006 and the remaining deminimus reserve at June 30, 2009 is expected to be paid by the end of 2009.

A summary of the restructuring activity is outlined in the table below:

	2005 and 2006 Restructuring Initiatives	2007 Restructuring Initiatives		2008 Restructuring Initiatives	2009 Restructuring Initiatives		Total
Balance December 31, 2007	$5.1	$3.4		$ —	$ —		$8.5
2008 charges	0.8	3.0		11.1			14.9
Non-cash items	—	(0.3)	(1)	—			(0.3)
Cash payments	(3.3)	(4.1)		(6.9)			(14.3)
Currency translation adjustments	(0.1)	—		0.1			—
Balance December 31, 2008	$2.5	$2.0		$4.3	$ —		$8.8
1st Quarter charges	—	—		(0.4)	3.6		3.2
Cash payments	(0.1)	(1.1)		(2.3)	(1.1)		(4.6)
Currency translation adjustments	(0.2)	—		(0.1)	—		(0.3)
Balance March 31, 2009	$2.2	$0.9		$1.5	$2.5		$7.1
2nd Quarter charges	—	(0.4)		—	34.6		34.2
Non-cash items	—	—		—	(0.4)	(2)	(0.4)
Cash payments	(0.1)	(0.4)		(0.5)	(5.7)		(6.7)
Currency translation adjustments	0.1	—		0.1	—		0.2
Balance June 30, 2009	$2.2	$0.1		$1.1	$31.0		$34.4

(1)	Represents a write-off of excess raw materials at the Willow Island facility.

(2)	Represents a write-off of certain fixed assets at our lab facility in Asia.

Aggregate restructuring charges included in the accompanying statements of income for the three and six month periods ending June 30, 2009 and 2008 were recorded by line item as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Manufacturing cost of sales	$23.9	$1.6	$26.0	$3.5
Selling and technical services	4.0	—	4.5	0.8
Research and process development	3.4	—	3.6	0.5
Administrative and General	2.9	—	3.3	0.3

Total	$34.2	$1.6	$37.4	$5.1

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation rights (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the six months ended June 30, 2009 and 2008 are noted in the following table:

	2009	2008
Expected life (years)	6.7	6.6
Expected volatility	48.2%	31.0%
Expected dividend yield	2.23%	0.76%
Range of risk-free interest rate	0.1% - 2.7%	2.1% - 3.7%
Weighted-average fair value per option	$8.58	$17.65

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), specifies that initial accruals be based on the estimated number of instruments for which the requisite service is expected to be rendered. Therefore, we are required to incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2009, there are approximately 7,000,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2009 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,638,108	$41.22
Granted	665,047	22.45
Exercised	(71,745)	20.44
Forfeited	(89,040)	31.40
Outstanding at June 30, 2009	4,142,370	$38.78	5.8	$0.0
Exercisable at June 30, 2009	2,979,975	$39.67	4.6	$0.0

Nonvested Options and Stock-Settled SARS:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,048,669	$18.47
Granted	665,047	8.58
Vested	(520,633)	18.69
Forfeited	(30,688)	14.24

Nonvested at June 30, 2009	1,162,395	$12.82

During the six months ended June 30, 2009, we granted 665,047 shares of stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the six months ended June 30, 2009 and 2008 was $8.58 and $17.65 per share, respectively. The decrease in the fair value is primarily due to the lower market price on the date of the grant which more than offset the increased volatility for 2009 as compared to 2008. The market prices of our stock on the dates of grant were $22.45 and $52.62 for stock-SARS and options granted during the six months ended June 30, 2009 and 2008, respectively. Stock-settled SARS are deemed to be equity-based awards under SFAS 123R. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.7 and $2.2 during the three months ended June 30, 2009 and 2008, respectively, and $3.5 and $4.6 during the six months ended June 30, 2009 and 2008, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2009 and 2008 was $0.1 and $8.0, respectively. Treasury shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the six months ended June 30, 2009 and 2008 was $9.7 and $9.3, respectively.

As of June 30, 2009, there was $9.2 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of June 30, 2009 and December 31, 2008 was approximately $0.3 and $0.5, respectively.

Cash received (for stock options only) and the tax (deficiency)/benefit realized from stock options and stock–settled SARS exercised and deferred shares issued were $1.5 and $(0.2) for the six months ended June 30, 2009 and $8.5 and $2.9 for the six months ended June 30, 2008, respectively. There were no cash-SARS exercises for the six months ended June 30, 2009. Cash used to settle cash-settled SARS was $0.1 for the six months ended June 30, 2008. The liability related to our cash-settled SARS was $0.5 at June 30, 2009 and $0.6 at December 31, 2008.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended June 30, 2009 and 2008 was $0.2 and $0.4, respectively, and for six months ended June 30, 2009 and 2008 was $0.4 and $0.7, respectively.

As of June 30, 2009 and December 31, 2008, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $68.1 and $68.3, respectively.

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

The following shows the reconciliation of weighted-average shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding:	48,154,051	47,972,434	47,818,222	47,978,399
Effect of dilutive shares:
Options and stock-settled SARS	—	838,808	—	813,729
Restricted Stock	—	13,107	—	9,980

Adjusted average shares outstanding	48,154,051	48,824,349	47,818,222	48,802,108

Since the results for the three and six months ended June 30, 2009 were a loss, all per share calculations are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive. Outstanding stock options to purchase 2,703,947 and 76,760 shares of common stock were excluded from the above calculation for the six months ended June 30, 2009 and 2008, respectively, because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 1,463,992 and 1,002,634 of outstanding stock-settled SARS were excluded from the above calculation for the six months ended June 30, 2009 and 2008, respectively, due to their anti-dilutive effect on earnings per share.

7. INVENTORIES

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Finished goods	$265.6	$404.7
Work in process	38.6	40.8
Raw materials and supplies	117.2	123.9

Total inventories	$421.4	$569.4

8. DEBT

Long-term debt, including the current portion, consisted of the following:

	June 30, 2009		December 31, 2008
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2012	$23.0	$23.0	$114.0	$114.0
5.5% Notes Due October 1, 2010	250.0	249.9	250.0	249.9
4.6% Notes Due July 1, 2013	187.6	188.5	189.1	190.0
6.0% Notes Due October 1, 2015	250.0	249.6	250.0	249.5
Other	4.3	4.3	4.4	4.4

	$714.9	$715.3	$807.5	$807.8
Less: Current maturities	(1.4)	(1.4)	(1.4)	(1.4)

Long-term Debt	$713.5	$713.9	$806.1	$806.4

In the second quarter of 2009, we repurchased a portion of our 4.6% notes due July 1, 2013 with a carrying value of $1.5 (including accrued interest) for a purchase price of $1.3 and recorded a gain on extinguishment of debt of $0.2 which is included in other (expense)/income, net on the consolidated statement of income.

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

In the second quarter of 2009, we amended our existing $400.0 unsecured revolving credit facility. The amendment increases the maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) (as defined) through March 31, 2010, and also excludes up to $100.0 of cash restructuring charges from the calculation of Consolidated EBITDA as it pertains to this covenant. Additionally, to the extent that we issue new debt (other than debt under the revolving credit facility) and maintain cash balances in an amount sufficient for the payment of all or a portion of our outstanding 5.5% Notes due October 1, 2010, all or such portion of the outstanding 5.5% Notes shall be excluded from the calculation of Total Consolidated Debt. The maturity date remains June 2012. The amendment also increases the interest rate margin applicable to borrowings under the facility and replaces the existing facility fee with a commitment fee. Borrowings against the $400.0 unsecured five-year revolving credit facility totaled $23.0 at June 30, 2009.

At June 30, 2009 and December 31, 2008, the fair value of our long-term debt, including the current portion, was $665.6 and $734.6, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 4.55% and 4.98% as of June 30, 2009 and 2008, respectively. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2009 and 2008 was 1.79% and 3.51%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2009 and December 31, 2008, the aggregate environmental related accruals were $103.9 and $101.1, respectively. As of June 30, 2009 and December 31, 2008, $5.5 and $7.4 of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2009 and 2008 was $0.9 and $1.4, respectively, and for the six months ended June 30, 2009 and 2008 was $1.7 and $2.3, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the three and six months ended June 30, 2009, based on additional information generated by site evaluations, we increased our environmental related accruals by approximately $0.2 and $4.3, respectively, primarily related to three operating sites in the U.S.

We divested our water treatment and acrylamide product lines to Kemira Group (“Kemira”) in 2006 and 2007, including certain manufacturing facilities. At the time of the sale of these facilities Kemira agreed to assume certain related environmental liabilities, and we agreed to compensate Kemira for the estimated costs of required remediation identified in subsequent site evaluations or to undertake such actions on behalf of Kemira. In 2007, we increased our reserves for certain of these sites based on additional information generated by such site evaluations. Negotiations with Kemira over the required remedial actions and their estimated costs were completed in first quarter 2008 and we adjusted our reserves accordingly. We also adjusted our reserves for certain other sites based on new information or changes in remedial plans during the first and second quarters of 2008. Overall, our adjustments resulted in a net increase of $0.8 and a net reduction of $0.4 in our environmental accruals for the three and six months ended June 30, 2008, respectively. As a result of the negotiations with Kemira in the first quarter of 2008, we paid Kemira approximately $1.9 in exchange for their agreement to assume the environmental liabilities related to one of the transferred sites and additional $2.8 was paid to Kemira in the second quarter of 2008 in exchange for their agreement to assume the environmental liabilities related to the remaining transferred sites.

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

As of June 30, 2009 and December 31, 2008, the aggregate self-insured and insured contingent liability was $65.1 and $66.2, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $32.1 at June 30, 2009 and $33.1 at December 31, 2008. The asbestos liability included in the above amounts at June 30, 2009 and December 31, 2008 was $50.5 and $51.1, respectively, and the insurance receivable related to the liability as well as claims for past payments was $30.7 at June 30, 2009 and $32.0 at December 31, 2008. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Number of claimants at beginning of period	8,100	8,200
Number of claimants associated with claims closed during period	(100)	(200)
Number of claimants associated with claims opened during period	—	100

Number of claimants at end of period	8,000	8,100

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

Over the past 15 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. Seven cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant. We believe that the seven remaining suits against us are without merit, and we are vigorously defending them

Six of the remaining lead suits are for personal injury claims and have been filed against us in Wisconsin. In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The trial court’s dismissal of the plaintiff’s strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the Wisconsin lead cases was affirmed by the Wisconsin Court of Appeals in October 2007 and by the Wisconsin Supreme Court in July 2009. The decision in this case together with our non-existent or diminutive market share reinforces our belief that we have no liability in any of the Wisconsin cases, and we have not recorded a loss contingency.

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

We commenced binding arbitration proceedings against SNF SA (“SNF”) in 2000 to resolve a commercial dispute relating to SNF’s failure to purchase agreed amounts of acrylamide under a long-term agreement. In July 2004, the arbitrators awarded us damages and interest aggregating approximately €11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected €12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006 and recognized the gain in other income in the 2006 consolidated statement of income. Subsequent to the arbitration award SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract, which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF also appealed the court order which allowed us to enforce the award to the Court de Cassation, the highest court in France. In April 2008, the Court de Cassation upheld the enforceability of the arbitration award. SNF also filed a separate complaint in France seeking compensation from Cytec for €54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. We believe that the complaint is without merit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We appealed that decision to the Belgium Court of Appeals, which reviewed the matter on a complete basis. By decision dated June 2009, the Belgium Court of Appeals reversed the decision of the Brussels Court of First Instance and affirmed the arbitration award in favor of the Company.

On February 13, 2009, U.S. Environmental Protection Agency (“EPA”) Region 1 informed us that it had commenced an administrative proceeding against us, alleging that our Wallingford facility had violated its Title V Air Permit prior to 2008. Specifically, the complaint alleges that the facility failed to cap an allegedly open line; exceeded certain emission limits intermittently between July 2005 and May 2007; failed to monitor certain equipment and failed to properly maintain records relating to such matters. The EPA has proposed a penalty of approximately $0.4. We dispute the allegations and proposed penalty and are currently involved in an alternative dispute resolution process with EPA. We recorded a liability in the first quarter of 2009 based on our estimate of the probable civil penalty to be imposed.

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

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net (loss)/earnings	$(24.4)	$56.8	$(24.3)	$106.5
Other comprehensive income (loss):
Accumulated pension liability, net of tax	0.8	—	1.5	0.1
Unrealized (losses)/gains on cash flow hedges, net of tax	(1.6)	4.2	(10.1)	11.4
Foreign currency translation adjustments	82.3	(6.7)	25.0	60.7

Comprehensive (loss)/income	$57.1	$54.3	$(7.9)	$178.7

Comprehensive loss/(income) attributable to noncontrolling interest	(0.5)	(0.1)	(0.5)	(0.9)

Comprehensive (loss)/income attributable to Cytec Industries Inc.	$56.6	$54.2	$(8.4)	$177.8

11. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2009 was a tax benefit of 31.8% ($11.4) and 29.9% ($10.4), respectively, compared to a tax provision of 31.2% ($25.8) and 31.1% ($48.0) for the three and six months ended June 30, 2008. The 2009 effective tax rate for the quarter and year-to-date period was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits. Excluding the impact of the restructuring charges and the sale of our polyurethane product line, in Asia, the underlying estimated annual income tax rate for the six months ended June 30, 2009 was 32.6% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 35.0% including such interest.

The 2008 effective rate for the quarter and year-to-date period was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was also favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

In January 2008, the Norwegian Supreme Court upheld a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($13.1). After giving effect for payments previously remitted we have a remaining tax liability as of June 30, 2009 of Norwegian krone 16.1 ($2.5) of which approximately 7.0 Norwegian krone ($1.1) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns without interest.

As of June 30, 2009, the amount of unrecognized tax benefits is $39.8 (gross) of which $23.7 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2008 was $39.2 (gross) of which $22.2 would impact our effective tax rate, if recognized. During the first six months, our gross unrecognized tax benefits were reduced by $2.8 as result of the completion of a German tax audit for a Surface Specialties subsidiary attributable to pre-acquisition tax periods, and other prior year tax accrual decreases. The gross unrecognized tax benefits increased by approximately $3.4 due to current year tax accruals and the impact of foreign exchange. The amount paid to the German tax authorities in reference to the above-mentioned audit settlement has been reimbursed in full from UCB, S.A. pursuant to the Surface Specialties Stock and Asset Purchase Agreement.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.0 as of December 31, 2008, which increased an additional $1.0 due to current year tax accruals and the impact of foreign exchange, and decreased $0.8 due to the completion of the above mentioned German tax audit, thus resulting in a liability for the payment of interest of $6.2 (gross) as of June 30, 2009.

12. OTHER FINANCIAL INFORMATION

On April 16, 2009 the Board of Directors reduced its quarterly dividend by 90% in light of current economic conditions and declared a $0.0125 per common share cash dividend, which was paid on May 25, 2009 to shareholders of record as of May 11, 2009. Cash dividends paid in the second quarter of 2009 and 2008 were $0.6 and $6.0, respectively, and for the six months ended June 30, 2009 and 2008 were $6.5 and $11.9, respectively. On July 16, 2009 the Board of Directors declared a $0.0125 per common share cash dividend, payable on August 25, 2009 to shareholders of record as of August 10, 2009.

Income taxes paid for the six months ended June 30, 2009 and 2008 were $21.9 and $35.7, respectively. Interest paid for the six months ended June 30, 2009 and 2008 was $17.2 and $23.1, respectively. Interest income for the six months ended June 30, 2009 and 2008 was $3.4 and $1.1, respectively.

13. SEGMENT INFORMATION

In April of 2009, we reorganized our business structure to align with our revised strategic direction. Accordingly, the mining and phosphine product lines which were previously part of the Performance Chemicals segment became our In Process Separation segment. The polymer additives, specialty additives and polyurethanes product lines, which were previously part of the Performance Chemicals segment, became our Additive Technologies segment. As of May 19, 2009, the polyurethane product line has been divested. The liquid coating resins, powder coating resins, and Radcure product lines, which comprised the former Surface Specialties segment, and the urethane resins product line, which was previously part of the Performance Chemicals segment, were combined to form the Coating Resins segment; urethane resins is now included as part of the liquid coating resins product line. The remaining former Performance Chemical segment product lines, which are pressure sensitive adhesives and formulated resins, were combined into our Engineered Materials segment. The Building Block Chemicals segment remained unchanged. In summary, we now report five operating segments, Coating Resins, In Process Separation, Additive Technologies, Engineered Materials, and Building Block Chemicals, as well as Corporate and Unallocated. Coating Resins, Additive Technologies, and In Process Separation are referred to collectively as Cytec Specialty Chemicals. The Surface Specialties and Performance Chemicals segments ceased to exist as part of this reorganization.

Summarized segment information for our five segments for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Sales:
Coating Resins	$295.3	$477.3	$542.0	$930.0
Additive Technologies
Sales to external customers	62.9	90.2	113.8	170.4
Intersegment sales	0.2	0.5	0.2	0.8
In Process Separation	58.0	75.6	113.9	141.9
Engineered Materials	178.3	224.8	369.9	457.8
Building Block Chemicals
Sales to external customers	90.8	137.9	157.7	278.7
Intersegment sales	6.8	6.6	11.7	12.3

Net sales from segments	692.3	1,012.9	1,309.2	1,991.9
Elimination of intersegment revenue	(7.0)	(7.1)	(11.9)	(13.1)

Total consolidated net sales	$685.3	$1,005.8	$1,297.3	$1,978.8

	Three months ended June 30,				Six months ended June 30,
	2009	% of Sales	2008	% of Sales	2009	% of Sales	2008	% of Sales
(Loss)/earnings from operations:
Coating Resins (1)	$(19.2)	-7%	$21.9	5%	$(39.5)	-7%	$41.2	4%
Additive Technologies	3.1	5%	6.9	8%	3.6	3%	12.1	7%
In Process Separation	2.1	4%	10.9	14%	6.8	6%	17.2	12%
Engineered Materials	22.1	12%	44.8	20%	55.2	15%	92.8	20%
Building Block Chemicals	1.9	2%	6.5	5%	5.1	3%	12.4	4%

Earnings from segments	10.0	1%	91.0	9%	31.2	2%	175.7	9%
Corporate and Unallocated, net (2)	(40.9)		(3.3)		(52.4)		(7.0)

Total (loss)/earnings from operations	$(30.9)	-5%	$87.7	9%	$(21.2)	-2%	$168.7	9%

(1)	2008 includes pre-tax charges of $1.4 and $2.8 for the three and six months ended June 30, 2008, respectively, for incremental accelerated depreciation in relation to our decision to exit Radcure manufacturing at our leased facility in Pampa, Texas.

(2)	For the three and six months ended June 30, 2009, Corporate and Unallocated includes pre-tax charges of $34.2 and $37.4, respectively, for various manufacturing and organizational restructuring initiatives across our Specialty Chemical and Engineered Materials segments and organizational restructuring activities within corporate operations. Also for the three and six months ended June 30, 2009, Corporate and Unallocated includes pre-tax net charges of $1.4 and $1.4, respectively, related to the exit of our polyurethane product line in Europe and Asia. For the three and six months ended June 30, 2008, Corporate and Unallocated includes pre-tax charges of $1.6 and $5.1, respectively, for additional restructuring costs primarily associated with manufacturing operations in West Virginia, Connecticut, France, and various organizational restructuring initiatives across the Specialty Chemical segments.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2008	$367.8	$19.6	$49.7	$256.6	$693.7
Currency exchange	(0.9)	—	2.7	—	1.8

Balance, June 30, 2009	$366.9	$19.6	$52.4	$256.6	$695.5

In conjunction with our segment realignment discussed in Note 13, we completed our goodwill impairment test in the second quarter of 2009 and concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted average useful life (years)	Gross carrying value		Accumulated amortization		Net carrying value
		June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Technology-based	15.1	$54.2	$52.7	$(29.3)	$(26.6)	$24.9	$26.1
Marketing-related	< 2.0	2.0	2.0	(2.0)	(2.0)	—	—
Marketing-related	15.4	64.2	63.9	(23.2)	(21.0)	41.0	42.9
Marketing-related	40.0	46.6	46.7	(3.5)	(2.9)	43.1	43.8
Customer-related	15.0	436.6	436.8	(133.5)	(118.8)	303.1	318.0

Total		$603.6	$602.1	$(191.5)	$(171.3)	$412.1	$430.8

Amortization of acquisition intangibles for the three months ended June 30, 2009 and 2008 was $9.4 and $10.3, respectively, and for the six months ended June 30, 2009 and 2008 was $18.6 and $20.4, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2009 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2009	2010	2011	2012	2013	2014
Intangibles Amortization Expense	$37.1	$37.0	$37.0	$36.8	$36.2	$35.8

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2009, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) and hence, all changes in fair values are reported in other (expense)/income, net.

At June 30, 2009, net contractual amounts of forward contracts outstanding translated into U. S. dollar amounts of $150.5. Of this total, $140.4 was attributed to the exposure in forward selling/purchase of U.S. dollars. The remaining $10.1 was attributable to the exposure in forward selling/purchase of Euros, translated into U. S. dollar equivalent amounts. The net favorable/(unfavorable) fair values of currency contracts, based on forward exchange rates at June 30, 2009 and December 31, 2008 were $2.4 and $(5.4), respectively.

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

The five and ten year swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. At inception, the five and ten year swaps were designated as cash flow hedges in accordance with SFAS 133. In November 2008, the five year swaps were de-designated as cash flow hedges in accordance with SFAS 133, due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. A net credit of $5.5, net of $3.5 of taxes remained in other comprehensive income on the de-designation date representing the unrealized gain associated with the five year swaps. As it is probable that the original hedged forecasted transaction will occur, this $5.5 of unrealized gains is being reclassified into earnings on a straight line basis over the remaining life of the previously hedged transaction, which was 23 months as of the de-designation date. The remaining amount of other comprehensive income at June 30, 2009 which will be amortized to income in the future is $3.7, of which $2.9 will be amortized over the next 12 months.

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

All cross currency swaps are recorded at fair value as either assets or liabilities. We accrue the periodic net swap interest payments due each period in the consolidated income statement. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, we reclassify an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification will depend on changes in the USD/Euro exchange rate occurring during the period. We accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008. The fair value of the two year swaps and prospectively, upon de-designation, the five year swaps, is calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We expect the earnings impact related to future changes in the fair value of the two year swaps to substantially offset the earnings impact related to future changes in the fair value of the five year swaps. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At June 30, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $29.5, $(37.0), and $(25.0), respectively, and at December 31, 2008, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $24.9, $(30.5), and $(4.6), respectively.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges in accordance with SFAS 133 and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other (expense)/income, net in the current period. During the six months ended June 30, 2009 and June 30, 2008 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other (expense)/income, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contract remains in accumulated other comprehensive income and is realized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other (expense)/income, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At June 30, 2009, we held natural gas forwards to purchase 2,670,000 MMBtu of gas with an unfavorable fair value of $4.4 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through May 2010 as the hedged natural gas purchases affect earnings.

At June 30, 2009, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2009, we did not have any significant concentration of credit risk arising from our derivative instruments.

Net Investment Hedge Activities

The value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), is affected by foreign exchange movements in the U.S. dollar value of the Euro. To hedge this foreign currency exposure inherent in a net investment in such foreign operation, a portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a net investment hedge of Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At June 30, 2009, we had no designated forward contracts. For the six months ended June 30, 2009 and 2008, ($1.1) and ($14.4), net of tax, respectively, related to remeasurement of intercompany loans designated as a net investment hedge was recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain, respectively.

The following information is presented as required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which we adopted on January 1, 2009.

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Natural Gas Forwards					Accrued expenses	$4.4	Accrued expenses	$11.3
Cross currency swaps: (1)	Other current assets	$0.5	Accrued expenses	$0.4	Other noncurrent liabilities	25.5	Other noncurrent liabilities	5.0

Total derivatives designated as hedging instruments under SFAS 133		$0.5		$0.4		$29.9		$16.3

Derivatives not designated as hedging instruments under SFAS 133:
Cross currency swaps: (2)	Other current assets	$1.0	Accrued expenses	$0.6
	Other assets	29.2	Other assets	24.9	Other noncurrent liabilities	$37.7	Other noncurrent liabilities	$31.1
Foreign currency forwards	Other current assets	4.7	Other current assets	1.8	Accrued expenses	2.3	Accrued expenses	7.2

Total derivatives not designated as hedging instruments under SFAS 133		$34.9		$27.3		$40.0		$38.3

Total derivatives		$35.4		$27.7		$69.9		$54.6

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30			Three Months Ended June 30			Three Months Ended June 30
	2009	2008		2009	2008		2009	2008
Natural Gas Forwards	$3.2	$1.3	Manufacturing cost of sales	$(9.7)	$0.4	Other (expense) income, net	$0.1	$—
Cross currency swaps (3)	(4.0)	2.7	Other (expense) income, net	(17.5)	0.1

Total	$(0.8)	$4.0		$(27.2)	$0.5		$0.1	$—

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30			Six Months Ended June 30			Six Months Ended June 30
	2009	2008		2009	2008		2009	2008
Natural Gas Forwards	$4.3	$3.2	Manufacturing cost of sales	$(15.3)	$(0.8)	Other (expense) income, net	$0.2	$—
Cross currency swaps (3)	(12.8)	8.0	Other (expense) income, net	0.5	(45.2)

Total	$(8.5)	$11.2		$(14.8)	$(46.0)		$0.2	$—

Derivatives not Designated as Hedging Instruments under SFAS 133:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30
		2009	2008
Foreign currency forwards	Other (expense) income, net	$7.0	$0.8
Cross currency swaps (2)	Other (expense) income, net	(1.1)	—
Cross currency swaps (2)	Interest expense, net	1.0	—
Cross currency swaps (4)	Interest expense, net	1.2	—

Total		$8.1	$0.8

Derivatives not Designated as Hedging Instruments under SFAS 133:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30
		2009	2008
Foreign currency forwards	Other (expense) income, net	$8.5	$(5.8)
Cross currency swaps (2)	Other (expense) income, net	(1.9)	—
Cross currency swaps (2)	Interest expense, net	2.0	—
Cross currency swaps (4)	Interest expense, net	2.4	—

Total		$11.0	($5.8)

(1)	Ten year swap.

(2)	Two and five year swaps.

(3)	Ten year swap for 2009. Five and ten year swaps for 2008.

(4)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at June 30, 2009 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$2.4
Cross currency swaps	(32.5)
Natural gas forwards	(4.4)

Total	$(34.5)

As of June 30, 2009, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three and six months ended June 30, 2009. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended June 30,
	2009	2008	2009	2008
Service cost	$2.4	$2.7	$0.3	$0.3
Interest cost	11.8	11.9	2.9	3.1
Expected return on plan assets	(11.3)	(12.1)	(0.9)	(1.0)
Curtailment/settlement gain (1)	(0.8)	—	—	—
Net amortization and deferral	4.0	2.5	(2.7)	(2.6)

Net periodic cost	$6.1	$5.0	$(0.4)	$(0.2)

	Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$4.7	$5.3	$0.6	$0.6
Interest cost	23.4	23.6	5.8	6.1
Expected return on plan assets	(22.5)	(24.1)	(1.8)	(2.0)
Curtailment/settlement gain (1)	(0.8)	—	—	—
Net amortization and deferral	7.9	5.1	(5.3)	(5.2)

Net periodic cost	$12.7	$9.9	$(0.7)	$(0.5)

(1)	Represents curtailment gains on our plans in Belgium and Germany related to restructuring initiatives. See Note 4 to the consolidated financial statements for further information on restructuring.

We disclosed in our 2008 Annual Report on Form 10-K that we expected to contribute $37.5 and $14.3, respectively, to our pension and postretirement plans in 2009. Through June 30, 2009, $35.1 and $8.8 in contributions were made to our pension and postretirement plans, respectively. The 2009 contributions to our pension plans include a contribution of 1,184,273 shares of common stock to our U.S. plans on May 13, 2009, which had a fair value of $22.5.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Due to the current difficult economic conditions, we decided to suspend the 401(k) savings plan matching contributions in the U.S. Savings Plan for salaried and non-bargaining employees effective May 1, 2009. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2009 and 2008 were $4.1 and $6.7, respectively, and for the six months ended June 30, 2009 and 2008 were $11.6 and $15.0, respectively.

17. SUBSEQUENT EVENTS

Subsequent events have been evaluated through July 30, 2009, which is the filing date of our report with the SEC for the quarterly period ended June 30, 2009.

Debt Offering

On July 6, 2009 we closed on an offering of $250.0 aggregate principal amount of 8.95% senior unsecured notes due 2017, which resulted in $247.7 in net proceeds after original issue discount and underwriting fees. In addition, on June 30, 2009, we commenced offers to purchase our 5.5% Notes due October 1, 2010 and our 4.6% Notes due July 1, 2013. In July 2009, we applied the net proceeds from the issuance of the notes and corporate cash to repurchase $234.6 principal amount of our 5.5% Notes due October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 2013 Notes due July 1, 2013 for a purchase price of $14.6.

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

We announced in January 2009 various restructuring initiatives. We are on schedule with the implementation and approval of these actions to reduce our structural costs and anticipate that the elimination of most of these positions will be completed in the third and fourth quarter of 2009. In the second quarter of 2009, we also initiated a restructuring action within our Engineered Materials segment to respond to lower demand due to inventory destocking and sharper than expected decline in business and regional jet build rates. These structural cost reduction actions are expected to improve 2009 results by approximately $53.0 and the expected run rate savings by the end of 2009 has now increased to approximately $114.0. In addition to these restructuring initiatives, we have implemented additional short-term cost reduction and liquidity measures across our operations. These short-term measures include the implementation of furloughs in certain production facilities in order to better align our cost structure with our expectations for demand in 2009, a global salary freeze and bonus limitations, except as required by local law and contracts, and suspension of the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective May 1, 2009. These short-term actions are expected to improve 2009 operating earnings by approximately $73.0.

In April of 2009, we reorganized our business structure to align with our revised strategic direction. Accordingly, the mining and phosphine product lines which were previously part of the Performance Chemicals segment became our In Process Separation segment. The polymer additives, specialty additives and polyurethanes product lines, which were previously part of the Performance Chemicals segment, became our Additive Technologies segment. As of May 19, 2009, the polyurethane product line has been divested. The liquid coating resins, powder coating resins, and Radcure product lines, which comprised the former Surface Specialties segment, and the urethane resins product line, which was previously part of the Performance Chemicals segment, were combined to form the Coating Resins segment; urethane resins is now included as part of the liquid coating resins product line. The remaining former Performance Chemical segment product lines, which are pressure sensitive adhesives and formulated resins, were combined into our Engineered Materials segment. The Building Block Chemicals segment remained unchanged. In summary, we now report five operating segments, Coating Resins, In Process Separation, Additive Technologies, Engineered Materials, and Building Block Chemicals, as well as Corporate and Unallocated. Coating Resins, Additive Technologies, and In Process Separation are referred to collectively as Cytec Specialty Chemicals. The Surface Specialties and Performance Chemicals segments ceased to exist as part of this reorganization.

Quarter Ended June 30, 2009, Compared With Quarter Ended June 30, 2008

Consolidated Results

Net sales for the second quarter of 2009 were $685.3 compared with $1,005.8 for the second quarter of 2008. Overall, sales decreased 32% driven by volume decreases of 20%, price decreases of 9%, and unfavorable changes in exchange rates of 3%.

Coating Resins sales decreased 38% primarily due to volume decreases and to a lesser extent changes in exchange rates. Additive Technologies sales decreased 30% due to the unfavorable impact of volume decreases and changes in exchange rates. In Process Separation sales decreased 23% due to volume decreases and changes in exchange rates, partially offset by price increases. Engineered Materials sales decreased 21% due to volume decreases while price increases were offset by unfavorable changes in exchange rates. Building Block Chemicals sales decreased 34% primarily due to lower selling prices partially offset by higher sales volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $603.0 or 88.0% of sales in the second quarter of 2009, compared with $796.2, or 79.2% of sales in the second quarter of 2008. The 8.8% increase in manufacturing cost as a percent of sales, is primarily due to lower fixed cost absorption and higher restructuring expenses. The lower fixed cost absorption relates to lower production volumes resulting from lower demand and our initiative to lower inventory levels. Manufacturing costs decreased $193.2, which includes $106.5 associated with the lower production volumes, $83.7 related to lower material costs, $22.4 related to reduced spending and cost savings initiatives and $30.6 due to changes in exchange rates partially offset by $29.2 of unfavorable fixed cost absorption as described above. The second quarter of 2009 includes a restructuring charge of $23.9 which includes manufacturing cost savings initiatives launched within our Specialty Chemical segments in the second quarter of 2009 to transfer manufacturing currently at our Drogenbos, Belgium and Hamburg, Germany sites to other manufacturing locations as well as a restructuring initiative launched in the second quarter of 2009 within our Engineered Materials segment. The second quarter of 2008 included a net restructuring charge of $1.6 primarily related to the restructuring of our West Virginia manufacturing facility for costs that were expected but not accruable until the second quarter of 2008 and other adjustments related to prior restructuring initiatives. See Note 4 to the consolidated financial statements for additional detail. The second quarter of 2008 includes $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have decided to exit and consolidate production.

Selling and technical services expenses were $50.6 in the second quarter of 2009 versus $60.1 in the second quarter of 2008. The decrease includes $8.4 related to reduced spending and cost savings initiatives and $4.4 related to changes in exchange rates, partially offset by $4.0 of costs associated with restructuring initiatives. Research and process development expenses were $21.0 versus $21.7 in the prior year. The decrease includes $3.1 related to reduced spending and cost savings initiatives and $1.3 related to changes in exchange rates, partially offset by $3.4 of costs associated with restructuring initiatives. Administrative and general expenses were $30.8 versus $29.8 in the prior year. The increase includes a restructuring charge of $2.9 and $2.8 related to costs incurred related to cost savings initiatives launched in 2009, partially offset by $3.5 related to reduced spending and cost savings initiatives and $1.8 related to changes in exchange rates.

Amortization of acquisition intangibles was $9.4 in the second quarter of 2009 versus $10.3 in the second quarter of 2008 due to decreases in Coating Resins as a result of changes in exchange rates.

In the second quarter of 2009, the $1.4 loss on sale of assets was attributable to the sale of our polyurethane product line assets in Asia.

Other (expense)/income, net was expense of $0.1 in the second quarter of 2009 compared with income of $3.7 in the second quarter of 2008. Included in 2008 was a favorable insurance settlement of $1.6 as well as $2.5 of favorable transaction foreign exchange gains. Equity in earnings of associated companies was $0.3 versus $0.5 in the prior year.

Interest expense, net was $5.1 compared with $9.3 in the prior year. The decrease is due to lower debt levels outstanding, lower interest rates on outstanding credit facility borrowings, a benefit of $1.4 related to increased capitalization of interest due to higher capital expenditures in 2009 and $2.0 of benefits associated with our cross currency swaps, of which $0.8 represents the impact of favorable changes in exchange rates and $1.2 represents the amortization of unrealized gains associated with our five year cross currency swap. This amortization will cease in October 2010. See Note 15 of the consolidated financial statements for further information of amortization related to cross currency swaps.

The effective income tax rate for the quarter ended June 30, 2009 was a tax benefit of 31.8% ($11.4) compared to a tax provision of 31.2% ($25.8) for the quarter ended June 30, 2008. The 2009 effective tax rate for the quarter was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits. Excluding the impact of the restructuring charges and the sale of our polyurethane product line, in Asia, the underlying estimated annual income tax rate for the quarter ended June 30, 2009 was 32.6% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 35.0% including such interest compared to a rate of 31.5% for the prior year period.

The effective tax rate for the quarter ended June 30, 2008, was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

Net loss for the second quarter of 2009 was $24.8 ($0.52 per diluted share), an $81.3 decrease from the net earnings of $56.5 ($1.16 per diluted share) in the same period in 2008. Included in the second quarter of 2009 was a $22.8 of after-tax expenses related to restructuring costs and an after-tax loss of $1.4 associated with the sale of our polyurethane product line assets in Asia. Net earnings for the second quarter of 2008 include a $0.9 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we exited and relocated the manufacturing to one of our other existing facilities. Also included in the second quarter of 2008 are $1.1 of after-tax expenses primarily related to restructuring our West Virginia manufacturing facility for costs that were expected but not accruable until the second quarter of 2008 and other adjustments related to prior restructuring initiatives.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below and reflect the new organizational and reporting structure of its reportable segments for all periods presented.

Coating Resins

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$63.9	$91.8	-30%	-2%	-28%	0%
Latin America	11.4	20.5	-44%	-3%	-40%	-1%
Asia/Pacific	69.2	87.0	-20%	-2%	-17%	-1%
Europe/Middle East/Africa	150.8	278.0	-46%	-3%	-36%	-7%

Total	$295.3	$477.3	-38%	-3%	-30%	-5%

Overall sales were down 38% primarily due to decreased selling volumes of 30%, reflecting lower volumes across all regions and all product lines due to the continued global recession as well as destocking by our customers. Overall selling prices were down 3% with decreases in all product lines except for liquid coating resins where prices were flat. Selling prices for powders were down reflecting lower raw material prices. Radcure selling prices were down with most of the decrease in Europe, reflecting lower raw material costs and price competition. Unfavorable changes in exchange rates decreased sales 5%.

Loss from operations was $19.2 or -7% of sales in 2009, compared with earnings from operations of $21.9 or 5% of sales in 2008. The $41.1 decrease in earnings is principally due to the negative impacts of $53.7 due to lower selling volumes, $12.4 from lower selling prices, and $18.3 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns. These negative impacts were partially offset by favorable impacts of $19.6 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $10.4 from lower raw material costs, $8.0 from lower freight costs due to lower volumes, and $3.8 from changes in exchange rates. Manufacturing cost of sales in 2008 also included $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site given our decision to exit the site and consolidate production.

Additive Technologies

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$22.8	$35.6	-36%	2%	-37%	-1%
Latin America	5.3	5.7	-7%	5%	-9%	-3%
Asia/Pacific	14.1	18.0	-22%	5%	-24%	-3%
Europe/Middle East/Africa	20.7	30.9	-33%	-3%	-22%	-8%

Total	$62.9	$90.2	-30%	1%	-27%	-4%

Overall sales were down 30%, primarily due to decreased selling volumes of 27%, reflecting lower volumes across all regions and product lines due to the continued global economic weakness and partly due to the exit of our polyurethane product line in 2009 and the polymer additives commodity product lines in 2008. Overall selling prices were slightly up across all product lines. Unfavorable changes in exchange rates decreased sales 4%.

Earnings from operations were $3.1, or 5% of sales in 2009, compared with $6.9, or 8% in 2008. The $3.8 decrease in earnings is principally due to the negative impacts of $10.4 related to lower selling volumes, $0.7 related to changes in exchange rates, $0.5 of higher raw material prices, and $0.5 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns. These negative impacts were partially offset by favorable impacts of $5.4 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $1.9 from lower freight costs due to lower volumes, and $0.9 from higher selling prices.

In Process Separation

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$13.0	$14.3	-9%	-6%	-3%	0%
Latin America	15.8	27.1	-42%	2%	-44%	0%
Asia/Pacific	18.3	18.0	2%	10%	-1%	-7%
Europe/Middle East/Africa	10.9	16.2	-33%	7%	-37%	-3%

Total	$58.0	$75.6	-23%	3%	-24%	-2%

Overall sales were down 23%, primarily due to decreased selling volumes of 24%, reflecting lower volumes across all regions and product lines due to customer destocking and the weak global economic conditions. Overall selling prices were up 3% across all product lines and unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $2.1 or 4% of sales in 2009, compared with $10.9, or 14% in 2008. The $8.8 decrease in earnings is principally due to the negative impacts of $10.9 related to lower selling volumes, $3.3 of higher raw material prices, and $2.6 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns. These negative impacts were partially offset by favorable impacts of $3.0 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $2.6 from increases in selling prices, $1.7 from changes in exchange rates, and $0.7 from lower freight costs due to lower volumes.

Engineered Materials

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$111.4	$134.9	-17%	2%	-19%	0%
Latin America (1)	0.8	1.4	—	—	—	—
Asia/Pacific	11.2	15.5	-28%	2%	-30%	0%
Europe/Middle East/Africa	54.9	73.0	-25%	4%	-23%	-6%

Total	$178.3	$224.8	-21%	3%	-22%	-2%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were down 21% due to decreased selling volumes, driven primarily by destocking actions from customers who supply the large commercial transport sector. In addition, the business jet and high performance industrial markets have significantly lower build rates than the year ago period. These negative impacts were partially offset by increases in military aircraft build-rates. Pressure sensitive adhesives selling volumes were adversely impacted due to its heavy exposure to industrial markets and the impact of the global recession on those markets. Overall selling prices were up 3% with increases across all regions and market sectors. Unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $22.1 or 12% of sales in 2009, compared with $44.8, or 20% of sales in 2008. The $22.7 decrease in earnings is principally due to the negative impacts of $30.6 due to lower selling volumes, $9.4 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns, and $1.0 of higher raw material costs. These negative impacts were partially offset by favorable impacts of $10.2 from lower operating expenses, which includes $6.5 related to specific cost savings initiatives in 2009, $6.3 from increased selling prices, $0.8 from lower freight costs due to lower volumes, and $0.9 from changes in exchange rates.

Building Block Chemicals

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$43.1	$97.7	-56%	-30%	-26%	0%
Latin America (1)	0.6	1.7	—	—	—	—
Asia/Pacific (2)	23.5	7.5	213%	—	—	0%
Europe/Middle East/Africa	23.6	31.0	-24%	-84%	60%	0%

Total	$90.8	$137.9	-34%	-64%	30%	0%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

(2)	Due to unusually large volume/price fluctuation percentage, comparisons are not meaningful.

Overall sales decreased 34% primarily due to lower selling prices of 64%, driven primarily by lower raw material costs used in the manufacturing of acrylonitrile where pricing closely follows raw material cost movements and in melamine due to price competition. Overall selling volumes were up 30% as a major acrylonitrile maintenance outage was taken in 2008.

Earnings from operations were $1.9, or 2% of sales in 2009, compared with $6.5, or 5% of sales in 2008. The $4.6 decrease in earnings is primarily due to the negative impacts of $88.6 from lower selling prices which were partially offset by favorable impacts of $78.1 from lower raw material costs, $1.8 from lower freight costs due to lower North America volumes, $1.6 of higher fixed cost absorption as 2008 production volumes were adversely impacted by the maintenance outage in 2008, $1.6 from lower operating expenses, and $1.0 due to higher selling volumes.

Six Months Ended June 30, 2009, Compared With Six Months Ended June 30, 2008

Consolidated Results

Net sales for the first six months of 2009 were $1,297.3 compared with $1,978.8 for 2008. Overall, sales declined 34% driven by volume decreases of 25%, price decreases of 6%, and unfavorable changes in exchange rates of 3%. In the Coating Resins segment, sales decreased 42% primarily as a result of volume decreases and to a lesser extent changes in exchange rates. Additive Technologies segment sales decreased 33% due to decreased selling volumes and changes in exchange rates. In Process Separation segment sales decreased 20% due to decreased sales volumes and changes in exchange rates, partially offset by price increases. Engineered Materials segment sales decreased 19% primarily due to reduced selling volumes. Building Block Chemical segment sales declined 43% primarily due to lower selling prices resulting from raw material price declines.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,100.8 or 84.9% of sales for the first six months of 2009 compared with $1,568.8 or 79.3% of sales for the first six months of 2008. The 5.6% increase in manufacturing cost of sales as a percent of sales is primarily due to lower fixed cost absorption and higher restructuring expenses. The lower fixed cost absorption relates to lower production volumes resulting from lower demand and our initiative to lower inventory levels. Manufacturing costs decreased $468.0, which includes $301.3 associated with lower volumes, $138.4 related to lower material costs, $34.8 related to reduced spending and cost savings initiatives, and $59.5 due to changes in exchange rates partially offset by $36.1 of unfavorable fixed cost absorption. Manufacturing cost of sales for the six months ended June 30, 2009 also includes $4.0 of expenses related to environmental contingent liabilities and $1.2 of accelerated depreciation related to our polyurethane product line assets in Asia that were subsequently sold in the second quarter of 2009. Manufacturing cost of sales for the first six months of 2009 includes restructuring charges of $26.0 which includes manufacturing cost savings initiatives launched within our Specialty Chemical segments in the second quarter of 2009. The first six months of 2008 includes a restructuring charge of $3.5 primarily related to restructuring our West Virginia and Connecticut manufacturing facilities and $2.8 of incremental accelerated depreciation on assets at our Pampa, Texas site that we have exited and consolidated production into another existing facility. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services expenses were $100.0 in the first six months of 2009 versus $118.7 in the first six months of 2008. The decrease includes $14.2 related to reduced spending and cost savings initiatives and $8.8 related to changes in exchange rates, partially offset by $3.7 of higher costs associated with restructuring initiatives. Research and process development expenses were $38.9 versus $43.4 in the prior year. The decrease includes $4.6 related to reduced spending and cost savings initiatives and $2.5 related to changes in exchange rates, partially offset by $3.1 of higher costs associated with restructuring initiatives, Administrative and general expenses were $60.4 versus $58.8 in the prior year. The increase includes $3.0 of higher costs associated with restructuring initiatives and $6.3 related to consulting costs incurred related to working capital and cost savings initiatives. These increases were partially offset by lower spending of $6.1 related to cost savings initiatives and $3.6 related to changes in exchange rates. See Note 4 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $18.6 in the first six months of 2009 versus $20.4 in the first six months of 2008 due to decreases in Coating Resins amortization as a result of changes in exchange rates.

In the first six months of 2008, the net gain on sale of assets of $0.2 includes a gain of $1.6 associated with the sale in the first quarter of 2009 of certain of our polyurethane product line assets in Europe and a loss of $1.4 associated with the sale of our polyurethane product line assets in Asia in the second quarter of 2009. See Note 3 of the Consolidated Financial Statements for further information.

Other (expense)/income, net was expense of $3.3 in the first six months of 2009 compared with income of $3.9 in the first six months of 2008. Included in the six months ended June 30, 2009 is $1.6 of expense associated with environmental contingent liability adjustments. Included in 2008 is a favorable insurance settlement of $1.6 as well as $4.8 of favorable transactional foreign exchange gains.

Equity in earnings of associated companies was $0.5 in the first six months of 2009 versus $1.0 in the first six months of 2008.

Interest expense, net was $10.7 in the first six months of 2009 compared with $19.1 in the first six months of 2008. The decrease is primarily attributable to a $1.5 benefit attributable to lower overall interest rate as we repaid the principal balance of our 6.75% Notes in March of 2008. In addition, interest expense, net in 2009 includes $4.3 of benefits associated with our five year cross currency swap of which $1.9 represents the impact of favorable changes in exchange rates and $2.4 represents the amortization of unrealized gains associated with our five year cross currency swap. This amortization will cease in October 2010. See Note 15 of the consolidated financial statements for further information on amortization related to our swaps. Interest expense in 2009 also includes the benefits of $2.3 of additional interest capitalized as compared to 2008 due to a higher level of capital expenditures in 2009.

The effective income tax rate for the six months ended June 30, 2009 was a tax benefit of 29.9% ($10.4) compared to a tax provision of 31.1% ($48.0) for the six months ended June 30, 2008. The 2009 effective tax rate for the year-to-date period was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits. Excluding the impact of the restructuring charges and the sale of our polyurethane product line, in Asia, the underlying estimated annual income tax rate for the six months ended June 30, 2009 was 32.6% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 35.0% including such interest.

For the six months ended June 30, 2008, the effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, the lack of a tax benefit related to the French restructuring costs, similar to the tax treatment of such charges recorded in prior periods, and the expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

Net loss for the first six months of 2009 was $24.9 ($0.52 per diluted share) compared with net earnings in 2008 of $105.7 ($2.17 per diluted share). Included in the first six months of 2009 was a $25.0 of after-tax expenses related to restructuring costs and an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe. Included in the first six months of 2008 was a $3.6 after-tax restructuring charge and a $1.8 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we have relocated the manufacturing to one of our other existing facilities.

Segment Results

Year-to-year comparisons and analyses of changes in net sales to external customers by product line segment and region are set forth below.

Coating Resins

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$127.5	$182.9	-30%	0%	-30%	0%
Latin America	21.1	39.0	-46%	0%	-45%	-1%
Asia/Pacific	114.9	161.7	-29%	0%	-28%	-1%
Europe/Middle East/Africa	278.5	546.4	-49%	-1%	-41%	-7%

Total	$542.0	$930.0	-42%	-1%	-37%	-4%

Overall sales were down 42% primarily due to decreased selling volumes of 37%, reflecting lower volumes across all regions and all product lines due to the continued global recession as well as destocking by our customers. Overall selling prices were down 1% with decreases in all product lines except for liquid coating resins which increased slightly due to favorable pricing for water-borne products in Europe and aminos in Asia. Selling prices for powders were down reflecting lower raw material prices and price competition particularly in Europe. Radcure selling prices were slightly down primarily due to lower raw material costs and price competition. Unfavorable changes in exchange rates decreased sales 4%.

Loss from operations was $39.5 or -7% of sales in 2009, compared with earnings from operations of $41.2 or 4% of sales in 2008. The $80.7 decrease in earnings is principally due to the negative impacts of $125.3 due to lower selling volumes, $7.5 from lower selling prices, and $22.1 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns. These negative impacts were partially offset by favorable impacts of $34.7 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $16.5 from lower freight costs, $13.5 from lower raw material costs, and $7.8 from changes in exchange rates. Manufacturing cost of sales in 2008 also included $2.8 of incremental accelerated depreciation of assets at our Pampa, Texas site given our decision to exit the site and consolidate production.

Additive Technologies

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$44.0	$67.9	-35%	2%	-36%	-1%
Latin America	9.2	10.9	-16%	5%	-19%	-2%
Asia/Pacific	24.4	33.6	-27%	5%	-29%	-3%
Europe/Middle East/Africa	36.2	58.0	-38%	-3%	-27%	-8%

Total	$113.8	$170.4	-33%	1%	-30%	-4%

Overall sales were down 33%, primarily due to decreased selling volumes of 30%, reflecting lower volumes across all regions and product lines due to the continued global economic weakness and partly due to the exit of our polyurethane product line assets in 2009 and polymer additives commodity product line due to previous restructuring initiatives, which was completed in the second quarter of 2008. Overall selling prices were slightly up across most product lines and regions. Unfavorable changes in exchange rates decreased sales 4%.

Earnings from operations were $3.6, or 3% of sales in 2009, compared with $12.1, or 7% of sales in 2008. The $8.5 decrease in earnings is principally due to the negative impacts of $21.8 related to lower selling volumes, $1.1 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns, and $0.9 related to changes in exchange rates. These negative impacts were partially offset by favorable impacts of $9.8 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $3.2 from lower freight costs due to lower volumes, $1.5 from higher selling prices, and $0.6 from lower raw material costs.

In Process Separation

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$26.8	$32.8	-18%	10%	-28%	0%
Latin America	35.9	50.8	-29%	4%	-33%	0%
Asia/Pacific	32.1	32.2	0%	12%	-4%	-8%
Europe/Middle East/Africa	19.1	26.1	-27%	8%	-31%	-4%

Total	$113.9	$141.9	-20%	8%	-25%	-3%

Overall sales were down 20%, primarily due to decreased selling volumes of 25%, reflecting lower volumes across all regions and product lines due to customer destocking and the weak global economic conditions. Overall selling prices were up 8% across all product lines and unfavorable changes in exchange rates decreased sales 3%.

Earnings from operations were $6.8 or 6% of sales in 2009, compared with $17.2, or 12% in 2008. The $10.4 decrease in earnings is principally due to the negative impacts of $20.4 related to lower selling volumes, $4.9 of higher raw material prices, and $2.4 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns. These negative impacts were partially offset by favorable impacts of $11.1 from increases in selling prices, $3.9 from changes in exchange rates, $1.9 from lower operating expenses due to reduced spending and cost savings initiatives, and $0.4 from lower freight costs due to lower volumes.

Engineered Materials

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$225.8	$273.7	-18%	2%	-20%	0%
Latin America (1)	1.8	2.7	—	—	—	—
Asia/Pacific	25.0	31.6	-21%	1%	-22%	0%
Europe/Middle East/Africa	117.3	149.8	-22%	4%	-20%	-6%

Total	$369.9	$457.8	-19%	3%	-20%	-2%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were down 19% due to decreased selling volumes, driven primarily by destocking actions from customers who supply the large commercial transport sector. In addition, the business jet and high performance industrial markets have significantly lower build rates than the prior year. These negative impacts were partially offset by increases in military aircraft build-rates. Pressure sensitive adhesives selling volumes were adversely impacted due to the global recession. Overall selling prices were up 3% with increases across all regions and most market sectors. Unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $55.2 or 15% of sales in 2009, compared with $92.8, or 20% of sales in 2008. The $37.6 decrease in earnings is principally due to the negative impacts of $54.4 due to lower selling volumes, $7.5 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to improve inventory turns, and $3.0 of higher raw material costs. These negative impacts were partially offset by favorable impacts of $12.2 from increased selling prices, $9.2 from lower operating expenses primarily due to reduced spending and cost savings initiatives, $3.0 from changes in exchange rates, and $1.5 from lower freight costs due to lower volumes.

Building Block Chemicals

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$86.2	$186.6	-54%	-24%	-30%	0%
Latin America (1)	1.2	3.3	—	—	—	—
Asia/Pacific (2)	29.2	12.9	126%	—	—	0%
Europe/Middle East/Africa	41.1	75.9	-46%	-63%	17%	0%

Total	$157.7	$278.7	-43%	-48%	5%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

(2)	Due to unusually large volume/price fluctuation percentage, comparisons are not meaningful.

Overall sales decreased 43% primarily due to lower selling prices of 48%, driven primarily by lower raw material costs used in the manufacturing of acrylonitrile where selling prices closely follows raw material cost. Overall selling volumes were up 5% as a major acrylontirile maintenance outage was taken in the second quarter of 2008.

Earnings from operations were $5.1, or 3% of sales in 2009, compared with $12.4, or 4% of sales in 2008. The $7.3 decrease in earnings is primarily due to the negative impacts of $135.2 from lower selling prices, $5.3 from unfavorable volume/mix, and $3.0 from lower fixed cost absorption primarily due to reductions in inventory. These negative impacts were partially offset by favorable impacts of $132.2 from lower raw material costs, $3.5 from lower freight costs due to lower North America volumes, and $0.8 from lower operating expenses primarily due to cost savings initiatives.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2009 our cash balance was $62.2 compared with $55.3 at December 31, 2008.

Cash flows provided by operating activities were $230.2 in 2009 compared with $82.0 in 2008 primarily due to the favorable progress from our working capital initiative. Trade accounts receivable decreased $49.2 principally reflecting the reduction in days outstanding from 63 days at December 31, 2008 to 50 days at June 30, 2009. Other accounts receivable decreased $27.7 primarily due to an income tax refund of $9.9, value added tax collections and changes in product swap balances. Inventory decreased $149.4 reflecting the reduction in days from 96 days at December 31, 2008 to 72 days at June 30, 2009. Accrued expenses increased $9.8 primarily due to accrued restructuring costs of $20.0 which was partially offset by payments of $12.0 for incentive compensation earned in 2008.

On May 13, 2009, we contributed 1,184,273 of newly issued shares of our common stock to the four plans included in our U.S. pension master trust. These shares were valued at approximately $22.5. This contribution increased the funded status of each of the plans while significantly reducing our cash contributions.

Cash flows used in investing activities were $109.3 in 2009 compared to $74.6 in 2008. During the first six months of 2009, we sold our polyurethane product line assets in Europe and Asia for cash proceeds totaling $7.0. Capital spending for the first six months of 2009 was $116.3, which was mostly related to work on our new carbon fiber line in Greenville, South Carolina, and prepreg plant in China. Work on the prepreg plant in China is now completed. Taking into account our expectations of the future business environment and the impact on the overall demand profile for carbon fiber, we have decided to delay the completion of the carbon fiber expansion project for at least twelve months. This decision will reduce our forecast of total capital expenditures for 2009 to approximately $180.0 to $190.0, down from our prior estimate of $200.0.

Net cash flows used by financing activities were $114.9 in 2009 compared with $47.0 in 2008. During the first six months of 2009, we had net debt repayments of $110. We have been focused on using the cash generated from our working capital reduction initiatives to lower our borrowings under our primary credit agreement.

On April 16, 2009 the Board of Directors reduced its quarterly dividend by 90% in light of current economic conditions and declared a $0.0125 per common share cash dividend, which was paid on May 25, 2009 to shareholders of record as of May 11, 2009. Cash dividends paid in the second quarter of 2009 and 2008 were $0.6 and $6.0, respectively, and for the six months ended June 30, 2009 and 2008 were $6.5 and $11.9, respectively. On July 16, 2009 the Board of Directors declared a $0.0125 per common share cash dividend, payable on August 25, 2009 to shareholders of record as of August 10, 2009.

Credit Facility

In the second quarter of 2009, we amended our existing $400.0 unsecured revolving credit facility. The amendment increases the maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) (as defined) through March 31, 2010, and also excludes up to $100.0 of cash restructuring charges from the calculation of Consolidated EBITDA as it pertains to this covenant. Additionally, to the extent that we issue new debt (other than debt under the revolving credit facility) and maintain cash balances in an amount sufficient for the payment of all or a portion of our outstanding 5.5% Notes due October 1, 2010, all or such portion of the outstanding 5.5% Notes shall be excluded from the calculation of Total Consolidated Debt. The maturity date remains June 2012. The amendment also significantly increased the interest rate margin applicable to borrowings under the facility and replaces the existing facility fee with a commitment fee. At June 30, 2009, we had a balance of $23.0 and have $377.0 of borrowing capacity available under our $400.0 revolving credit facility.

Debt Offering

On July 6, 2009 we closed on an offering of $250.0 aggregate principal amount of 8.95% senior unsecured notes due 2017, which resulted in $247.7 in net proceeds after original issue discount and underwriting fees. In addition, on June 30, 2009, we commenced offers to purchase our 5.5% Notes due October 1, 2010 and our 4.6% Notes due July 1, 2013. In July 2009, we applied the net proceeds from the issuance of the notes and corporate cash to repurchase $234.6 principal amount of our 5.5% Notes due October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 2013 Notes due July 1, 2013 for a purchase price of $14.6. We raised the additional debt and launched the tender offer to improve our debt maturity profile and further mitigate any liquidity concerns associated with debt maturities.

Approximately $45.0 remained authorized under our stock buyback program as of June 30, 2009. We did not purchase any shares in the first six months of 2009. We do not expect to be actively repurchasing shares in 2009 given current economic conditions.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance, which may continue to be adversely affected by general economic conditions. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the remainder of 2009. We expect to have no borrowings outstanding under the agreement by the end of the third quarter of 2009. Our ability to fully utilize our revolving credit agreement is limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. We do not expect to have full access to the maximum amount of the facility through the remainder of 2009. We anticipate that we will have over $100.0 available for borrowing in the third quarter of 2009 and over $200.0 available for borrowing in the fourth quarter of 2009 under the revolving credit agreement.

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

There were no material changes in contractual obligations from December 31, 2008 to June 30, 2009. Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $39.8 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2009 OUTLOOK

In our July 17, 2009 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2009 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

NEWLY ADOPTED ACCOUNTING PRONOUCEMENTS / CRITICAL ACCOUNTING POLICIES

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

On January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”), which establishes accounting and reporting standards that require the noncontrolling interest to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. SFAS 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of income. In accordance with SFAS 160, presentation of the prior year consolidated financial statements has been modified to conform with current year presentation. This adoption of SFAS 160 had no impact on reported net earnings, earnings per common share, or cash flow from operating activities.

On January 1, 2009, we adopted FASB Staff Position (“FSP”) EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires entities to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of the FSP had an immaterial impact to earnings per share.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2009 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

On January 1, 2008 we adopted SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB issued a one-year deferral of SFAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance and accordingly, we adopted the remainder of SFAS 157 on January 1, 2009. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, SFAS 157 does not require any new fair value measurements. As of June 30, 2009, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis.

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

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt and borrow under our credit facilities; changes in global and regional economies; the financial well-being of end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; changes in employee relations, including possible strikes; changes in laws and regulations or their interpretation, including those related to taxation and those particular to the purchase, sale and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 26, 2009 and incorporated by reference herein. Other 2009 financial instrument transactions include:

Commodity Price Risk: At June 30, 2009, we held natural gas forwards, with an unfavorable fair value of $4.4, which will be reclassified into Manufacturing Cost of Sales through May 2010 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.3 in the value of the swaps.

Interest Rate Risk: At June 30, 2009, our outstanding borrowings consisted of $22.0 of short-term borrowings and $715.3 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $715.3 and $714.9, respectively, and a fair value of approximately $665.6.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2009, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2009, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2009, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $150.5. The favorable fair value of currency contracts, based on forward exchange rates at June 30, 2009, was approximately $2.4. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2009 would decrease by approximately $15.0. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

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

At June 30, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $29.5 $(37.0), and $(25.0), respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 15 of the Consolidated Financial Statements for additional details on SFAS 157 disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$5.5
Euro interest rate curve	-10%	(5.6)
USD interest rate curve	+10%	(5.1)
USD interest rate curve	-10%	5.2
Euro/USD exchange rate	+10%	(38.6)
Euro/USD exchange rate	-10%	38.7

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At June 30, 2009, we had no designated forward contracts.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

In addition to those risk factors listed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, those risks related to our business and finances set forth in our prospectus supplement dated June 30, 2009, and filed with the SEC on July 1, 2009 (file number: 333-160325) are incorporated by reference herein and could also materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of Common Stockholders on April 16, 2009. At this meeting, the following matters were voted on:

I.	Election of Directors:

Name	For	Withhold Authority For
Barry C. Johnson	39,451,722	5,256,198
Carol P. Lowe	39,431,172	5,276,748
Thomas W. Rabaut	39,141,810	5,566,110
James R. Stanley	39,448,774	5,259,146

II.	Ratification of KPMG LLP as the Company’s independent accountants for 2009:

For	Against	Abstain
43,860,450	731,575	115,875

Item 6.	EXHIBITS

(a).	Exhibits

See Exhibit Index on page 40 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer

July 30, 2009

Exhibit Index

4.1	Form of Note (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K, dated July 6, 2009)

4.2	Second Supplemental Indenture (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K, dated July 6, 2009)

10.1	Amendment No. 1 to Amended and Restated Five Year Credit Agreement (incorporated by reference to Exhibit 10.1 to Cytec’s current report on Form 8-K, dated May 15, 2009)

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2009 and 2008

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.1	Risk Factors