Form 10-Q
period 2009-09-30
CYTEC INDUSTRIES INC/DE/
filed 2009-10-28
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 48,618,907 shares of common stock outstanding at October 23, 2009.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$740.2	$963.0	$2,037.5	$2,941.7
Manufacturing cost of sales	605.4	765.8	1,706.2	2,334.6
Selling and technical services	48.6	57.4	148.6	176.1
Research and process development	17.2	19.2	56.1	62.5
Administrative and general	29.6	30.8	90.1	89.6
Amortization of acquisition intangibles	9.7	10.0	28.3	30.4
Net gain on sale of assets	—	—	0.2	—
Earnings from operations	29.7	79.8	8.4	248.5
Other income/(expense), net	6.9	(1.6)	3.6	2.3
Net loss on early extinguishment of debt	8.6	—	8.6	—
Equity in earnings of associated companies	0.2	0.4	0.7	1.4
Interest expense, net	7.6	8.7	18.3	27.8
Earnings/(loss) before income taxes	20.6	69.9	(14.2)	224.4
Income tax provision/(benefit)	7.6	23.1	(2.8)	71.1
Net earnings/(loss)	13.0	$46.8	(11.4)	$153.3
Less: Net earnings attributable to noncontrolling interests	(0.5)	(0.5)	(1.0)	(1.3)
Net earnings/(loss) attributable to Cytec Industries Inc.	$12.5	$46.3	$(12.4)	$152.0
Earnings/(loss) per share attributable to Cytec Industries Inc.
Basic earnings/(loss) per common share	$0.26	$0.97	$(0.26)	$3.17
Diluted earnings/(loss) per common share	$0.26	$0.96	$(0.26)	$3.12
Dividends per common share	$0.0125	$0.1250	$0.1500	$0.3750
Weighted average shares outstanding (in thousands):
Basic	48,724	47,819	48,125	47,925
Diluted	48,802	48,440	48,125	48,681

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$143.4	$55.3
Trade accounts receivable, less allowance for doubtful accounts of $6.7 and $6.2 at September 30, 2009 and December 31, 2008, respectively	425.6	448.8
Other accounts receivable	48.7	81.2
Inventories	387.7	569.4
Deferred income taxes	28.5	13.8
Other current assets	30.2	19.4

Total current assets	1,064.1	1,187.9

Investment in associated companies	22.7	22.1
Plants, equipment and facilities, at cost	2,294.4	2,136.1
Less: accumulated depreciation	(1,100.7)	(1,019.8)

Net plant investment	1,193.7	1,116.3

Acquisition intangibles, net of accumulated amortization of $207.5 and $171.3 at September 30, 2009 and December 31, 2008, respectively	415.1	430.8
Goodwill	707.0	693.7
Deferred income taxes	58.2	43.3
Other assets	155.5	131.5

Total assets	$3,616.3	$3,625.6

Liabilities
Current liabilities
Accounts payable	$280.2	$249.4
Short-term borrowings	15.0	41.0
Current maturities of long-term debt	1.3	1.4
Accrued expenses	210.7	190.1
Income taxes payable	18.0	12.5
Deferred income taxes	4.3	12.8

Total current liabilities	529.5	507.2

Long-term debt	688.7	806.4
Pension and other postretirement benefit liabilities	405.5	436.3
Other noncurrent liabilities	355.7	300.1
Deferred income taxes	95.7	96.8
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,316,913 in 2009 and 48,132,640 shares in 2008	0.5	0.5
Additional paid-in capital	453.9	437.1
Retained earnings	1,114.0	1,133.5
Accumulated other comprehensive income/(loss)	13.7	(39.2)
Treasury stock, at cost, 833,982 shares in 2009 and 1,069,423 shares in 2008	(44.6)	(57.2)

Total Cytec Industries Inc. stockholders’ equity	1,537.5	1,474.7

Noncontrolling interests	3.7	4.1
Total equity	1,541.2	1,478.8

Total liabilities and equity	$3,616.3	$3,625.6

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine months ended September 30,
	2009	2008
Cash flows provided by (used in) operating activities
Net (loss)/earnings attributable to Cytec Industries Inc.	($12.4)	$152.0
Noncash items included in net (loss)/earnings:
Depreciation	88.8	84.8
Amortization	33.1	35.1
Share-based compensation	6.2	8.5
Deferred income taxes	(29.6)	11.9
Net gain on sale of assets	(0.2)	—
Non-cash gain on transfer of land	(8.9)	—
Net loss on early extinguishment of debt	8.6	—
Unrealized (gain)/loss on derivative instruments	(11.3)	3.9
Other	0.2	1.0
Changes in operating assets and liabilities:
Trade accounts receivable	45.9	(48.7)
Other receivables	31.9	(0.3)
Inventories	193.3	(97.1)
Other assets	(3.1)	(11.6)
Accounts payable	39.1	39.3
Accrued expenses	27.2	1.8
Income taxes payable	4.4	12.1
Other liabilities	(18.1)	(22.2)

Net cash provided by operating activities	395.1	170.5

Cash flows (used in) provided by investing activities
Additions to plants, equipment and facilities	(159.4)	(116.3)
Net proceeds received/(paid) on sale of assets	7.0	(4.7)

Net cash used in investing activities	(152.4)	(121.0)

Cash flows provided by (used in) financing activities
Proceeds from long-term debt	390.2	241.0
Payments on long-term debt	(517.5)	(222.6)
Change in short-term borrowings, net	(25.4)	(2.9)
Cash dividends	(7.1)	(17.9)
Proceeds from the exercise of stock options	1.6	10.8
Purchase of treasury stock	—	(46.4)
Excess tax benefits from share-based payment arrangements	—	2.7
Other	(0.4)	0.6

Net cash used in financing activities	(158.6)	(34.7)

Effect of currency rate changes on cash and cash equivalents	4.0	(1.4)

Increase in cash and cash equivalents	88.1	13.4
Cash and cash equivalents, beginning of period	55.3	76.8

Cash and cash equivalents, end of period	$143.4	$90.2

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

2. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing standards for accounting and reporting noncontrolling interests. The amendment requires the noncontrolling interests to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interests be identified and presented on the face of the consolidated statement of income. Upon adoption on January 1, 2009, presentation of the prior year consolidated financial statements was modified to conform with the current year presentation. This adoption had no impact on reported net earnings, earnings per common share, or cash flow from operating activities.

In June 2008, the FASB issued an amendment to existing standards for determining whether instruments granted in share-based payment transactions are participating securities. The amendment requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating basic earnings per share under the two class method. The impact on basic earnings per share of the adoption of this amendment on January 1, 2009 was immaterial.

In December 2008, the FASB issued an amendment to existing standards for employer’s disclosures about postretirement benefit plan assets, which will be effective for the Company as of December 31, 2009. The amendment will require additional disclosures regarding investment allocations, major categories, valuation techniques and concentrations of risk related to plan assets held in an employer’s defined benefit pension or postretirement plan. It also requires disclosure of any effects of utilizing significant unobservable inputs upon the overall change in the fair value of the plan assets during the reporting period. We will comply with the disclosure requirements upon adoption.

3. DIVESTITURES

On February 27, 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.5 ($1.0 net of income taxes). The gain is recorded in net gain on sales of assets in the accompanying statement of income.

In the first quarter of 2009, we decided to sell and began negotiations for our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expect to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2 which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services. On May 19, 2009, we sold our polyurethane product line assets in Asia for $1.8 of which $1.2 was received in cash and $0.6 represents a promissory note from the purchaser. The net loss of $1.4 ($1.4 net of income taxes) resulting from this sale is recorded in net gain on sale of assets in the accompanying statements of income.

4. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results consistent with management’s view of its businesses.

For the three months ended September 30, 2009, we recorded net restructuring charges of $22.1($15.3 after-tax) comprised of $22.6 and $(0.5) related to 2009 and 2008 restructuring initiatives, respectively. For the nine months ended September 30, 2009, we recorded net restructuring charges of $59.5 ($40.4 after-tax), comprised of $60.8, $(0.9), and $(0.4) for 2009, 2008, and 2007 restructuring initiatives, respectively, as described below.

Details of 2009 restructuring initiatives are as follows:

In the third quarter of 2009, we approved plans to close our manufacturing facility in La Llagosta, Spain and transfer the manufacturing of most liquid coating resin products produced at this site to our facility in Werndorf, Austria. These actions are being taken in response to the downturn in the global economy, especially in the automotive, construction and general industrial markets which we serve, which has led to a significant reduction in our sales and operating profitability. These plans resulted in a restructuring charge of $17.8 of which $12.1 represents severance related to the elimination of 68 positions, $4.5 relates to the write-off of construction in progress, and $1.2 relates to the accelerated depreciation of plant assets. Accelerated depreciation related to the facility in La Lagosta is expected to be $17.9 ($15.1 net of tax) in the fourth quarter of 2009. During the third quarter of 2009 we also approved a plan to close our manufacturing facility in Bogota, Colombia resulting in $1.8 in restructuring charges primarily related to severance. Also during the third quarter of 2009, in conjunction with the actions taken in the second quarter of 2009 to address the lower demand in our Engineered Materials segment, we incurred $1.6 in restructuring charges representing severance related to the elimination of an additional 153 positions.

During the second quarter of 2009, we initiated a number of additional restructuring initiatives in response to the continued downturn in the global economy, especially in the automotive, construction and general industrial markets which we serve. We approved plans to transfer the manufacturing of our powder coating resins product line from Drogenbos, Belgium to our manufacturing facility in Bassano, Italy and consolidate or eliminate certain supply chain, sales, marketing, and administrative functions at the Drogenbos site. These plans resulted in a restructuring charge of $18.6 primarily for the expected severance payments associated with the elimination of 154 positions. In addition, we approved plans to transfer the manufacturing of certain liquid coating resin products from our Hamburg, Germany site to our facility in Werndorf, Austria and consolidate or eliminate certain manufacturing, supply chain, and administrative functions at the Hamburg site. These plans resulted in a restructuring charge of $5.7 primarily for the expected severance payments associated with the elimination of 44 positions. Lastly, in response to lower demand in our Engineered Materials segment due to inventory destocking by parts manufacturers for large commercial aircraft as well as a sharper-than-expected slowdown in production rates related to business and regional jets, we incurred $3.5 of restructuring charges primarily for expected severance payments associated with the elimination of 159 positions. We expect all of the aforementioned plans to be completed by the end of 2009.

During the first quarter of 2009, due to the difficult economic environment, we initiated additional restructuring plans in our Specialty Chemicals segments and corporate functions. Implementations of these plans continued in the second and third quarters and have resulted in the elimination of a total of 312 positions. The restructuring charge of $1.4 and $11.8 for the three and nine months ended September 30, 2009, respectively primarily relates to severance.

The remaining reserve at September 30, 2009 of $35.0 relating to 2009 restructuring initiatives and all costs are expected to be paid through 2010.

Details of 2008 restructuring initiatives are as follows:

During the fourth quarter of 2008, in an effort to align our cost structure to the declining demand environment, we decided to restructure certain activities of our Coating Resins segment, resulting in the elimination of 46 positions. These plans resulted in a restructuring charge of $4.6 for the three and twelve months ended December 31, 2008 primarily related to the severance. The amounts accrued at September 30, 2009 of $0.4 relating to this restructuring initiative is expected to be paid in 2009.

During the third quarter of 2008, as a cost reduction initiative and to re-align our staff levels with our view of the global economy at that time, we decided to restructure several areas primarily in our Coating Resins segment, resulting in the elimination of 35 positions. The net restructuring charge of $5.2 for the twelve months ended December 31, 2008 primarily relates to severance and was charged to expense as follows: manufacturing cost of sales of $1.2, selling and technical services of $3.2, administrative and general of $0.7, and research and process development of $0.1. All costs have been paid in full as of September 30, 2009.

During the first quarter of 2008, as a cost reduction initiative, we decided to restructure several areas primarily in our Coating Resins segment, resulting in the elimination of 13 positions. The net restructuring charge of $1.3 for the twelve months ended December 31, 2008 primarily relates to severance. All costs have been paid in full as of September 30, 2009.

A summary of 2007 and 2006 restructuring initiatives follows. These initiatives are more fully discussed in Note 3 of the Notes to Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K as updated by the current report on form 8-K filed with the SEC on June 3, 2009.

2007 Restructuring Initiatives:

We decided to cease manufacturing of several mature products at our Willow Island, West Virginia plant. The discontinued products were part of the polymer additives product line in our Additive Technologies segment. As a result, we recorded total restructuring charges of $5.5 to manufacturing cost of sales in 2007 and 2008. The initiative was completed in 2008 and all costs have been paid in full as of September 30, 2009.

We also announced the restructuring of our liquid coating resins plant in Wallingford, Connecticut in order to exit a mature product line and consolidate and automate certain operations at the site. We recorded total restructuring charges of $1.5 in 2007 and 2008 to manufacturing cost of sales. The plan was completed in 2008 and the remaining costs recorded at September 30, 2009 of $0.1 relating to severance and other benefits are expected to be paid in 2009.

2006 Restructuring Initiatives:

In 2006, we decided to close our manufacturing facility in Dijon, France. This facility manufactured solventborne alkyd and solventborne acrylic based resins for our Coating Resins segment. These mature products were in a declining market with supplier overcapacity with severe price erosion and were generating losses. We recorded total restructuring charges of $11.9, in 2006, 2007 and 2008. The initiative was completed in 2008 and the remaining costs recorded at September 30, 2009 of $2.0 relating to severance and site clean-up costs are expected to be paid through 2010.

We also recorded restructuring charges of $3.2 related to the elimination of 35 positions associated with our Cytec Specialty Chemicals segments as we continued our efforts to take advantage of synergies from the 2005 acquisition of the majority of our Coating Resins business, and to mitigate continuing costs related to the 2006 divestiture of our water treatment chemicals and acrylamide product lines. The initiative was completed in 2006 and the remaining deminimus costs recorded at September 30, 2009 are expected to be paid by the end of 2009.

A summary of the restructuring activity is outlined in the table below:

	2005 and 2006 Restructuring Initiatives	2007 Restructuring Initiatives		2008 Restructuring Initiatives		2009 Restructuring Initiatives		Total
Balance December 31, 2007	$5.1	$3.4		$ —		$ —		$8.5
2008 charges	0.8	3.0		11.1				14.9
Non-cash items	—	(0.3)	(1)	—				(0.3)
Cash payments	(3.3)	(4.1)		(6.9)				(14.3)
Currency translation adjustments	(0.1)	—		0.1				—
Balance December 31, 2008	$2.5	$2.0		$4.3		$ —		$8.8
1st Quarter charges	—	—		(0.4)		3.6		3.2
Cash payments	(0.1)	(1.1)		(2.3)		(1.1)		(4.6)
Currency translation adjustments	(0.2)	—		(0.1)		—		(0.3)
Balance March 31, 2009	$2.2	$0.9		$1.5		$2.5		$7.1
2nd Quarter charges	—	(0.4)		—		34.6		34.2
Non-cash items	—	—		—		(0.4)	(2)	(0.4)
Cash payments	(0.1)	(0.4)		(0.5)		(5.7)		(6.7)
Currency translation adjustments	0.1	—		0.1		—		0.2
Balance June 30, 2009	$2.2	$0.1		$1.1		$31.0		$34.4
3rd Quarter charges	—	—		(0.5)	(4)	22.6		22.1
Non-cash items	—	—		—		(6.2)	(3)	(6.2)
Cash payments	(0.2)	—		(0.2)		(14.3)		(14.7)
Currency translation adjustments	—	—		—		1.9		1.9
Balance September 30, 2009	$2.0	$0.1		$0.4		$35.0		$37.5

(1)	Represents a write-off of excess raw materials at the Willow Island facility.

(2)	Represents a write-off of certain fixed assets at our lab facility in Asia.
(3)	Primarily represents accelerated depreciation and write-off of fixed assets at our La Llagosta and Bogota facilities.
(4)	Represents true-up of severance costs.

Aggregate restructuring charges included in the accompanying statements of income for the three and nine month periods ending September 30, 2009 and 2008 were recorded by line item as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Manufacturing cost of sales	$21.0	$1.5	$47.0	$5.0
Selling and technical services	—	2.7	4.5	3.5
Research and process development	0.2	0.1	3.8	0.6
Administrative and General	0.9	1.4	4.2	1.7

Total	$22.1	$5.7	$59.5	$10.8

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation rights (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the nine months ended September 30, 2009 and 2008 are noted in the following table:

	2009	2008
Expected life (years)	6.7	6.6
Expected volatility	48.2%	31.0%
Expected dividend yield	2.23%	0.76%
Range of risk-free interest rate	0.1% - 2.7%	2.1% - 3.7%
Weighted-average fair value per option	$8.58	$17.65

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As share-based compensation recognized in the consolidated statement of income is based on awards ultimately expected to vest, we incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective actuarial analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At September 30, 2009, there are approximately 6,900,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2009 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,638,108	$41.22
Granted	665,047	22.45
Exercised	(79,220)	20.84
Forfeited	(91,614)	31.69
Outstanding at September 30, 2009	4,132,321	$38.80	5.6	$13.2
Exercisable at September 30, 2009	2,971,017	$39.71	4.3	$6.6

Nonvested Options and Stock-Settled SARS:	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	1,048,669	$18.47
Granted	665,047	8.58
Vested	(520,633)	18.69
Forfeited	(31,779)	14.31

Nonvested at September 30, 2009	1,161,304	$12.82

During the nine months ended September 30, 2009, we granted 665,047 shares of stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the nine months ended September 30, 2009 and 2008 was $8.58 and $17.65 per share, respectively. The decrease in the fair value is primarily due to the lower market price on the date of the grant which more than offset the increased volatility for 2009 as compared to 2008. The market prices of our stock on the dates of grant were $22.45 and $52.62 for stock-settled SARS and options granted during the nine months ended September 30, 2009 and 2008, respectively. Stock-settled SARS are deemed to be equity-based awards. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.8 and $2.7 during the three months ended September 30, 2009 and 2008, respectively, and $5.3 and $7.3 during the nine months ended September 30, 2009 and 2008, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2009 and 2008 was $0.1 and $10.7, respectively. Treasury shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the nine months ended September 30, 2009 and 2008 was $9.7 and $9.3, respectively.

As of September 30, 2009, there was $7.4 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.2 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of September 30, 2009 and December 31, 2008 was approximately $0.3 and $0.5, respectively.

Cash received (for stock options only) and the tax (deficiency)/benefit realized from stock options and stock–settled SARS exercised and deferred shares issued were $1.7 and $(1.0) for the nine months ended September 30, 2009 and $10.8 and $3.3 for the nine months ended September 30, 2008, respectively. There were no cash-settled SARS exercises for the nine months ended September 30, 2009. Cash used to settle cash-settled SARS was $0.1 for the nine months ended September 30, 2008. The liability related to our cash-settled SARS was $1.5 at September 30, 2009 and $0.6 at December 31, 2008.

As provided under the 1993 Plan, we have also issued non-vested stock and performance stock. Non-vested shares are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. The total amount of share-based compensation expense recognized for non-vested and performance stock for three months ended September 30, 2009 and 2008 was $0.2 and $0.3, respectively, and for nine months ended September 30, 2009 and 2008 was $0.6 and $1.0, respectively.

As of September 30, 2009 and December 31, 2008, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $67.3 and $68.3, respectively.

6. EARNINGS PER SHARE (EPS)

Basic earnings/(loss) per common share excludes dilution and is computed by dividing net earnings/(loss) available to common stockholders by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized, and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following shows the reconciliation of weighted-average shares:

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding:	48,724,046	47,818,864	48,124,625	47,925,085
Effect of dilutive shares:
Options and stock-settled SARS	53,599	608,625	—	745,361
Restricted Stock	24,063	12,517	—	10,826

Adjusted average shares outstanding	48,801,708	48,440,006	48,124,625	48,681,272

Since the results for the nine months ended September 30, 2009 were a loss, all per share calculations are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive. Outstanding stock options to purchase 1,862,472 and 70,960 shares of common stock were excluded from the above calculation for the nine months ended September 30, 2009 and 2008, respectively, because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 1,453,259 and 998,885 units of outstanding stock-settled SARS were excluded from the above calculation for the nine months ended September 30, 2009 and 2008, respectively, due to their anti-dilutive effect on earnings per share.

7. INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Finished goods	$257.6	$404.7
Work in process	34.9	40.8
Raw materials and supplies	95.2	123.9

Total inventories	$387.7	$569.4

8. DEBT

Long-term debt, including the current portion, consisted of the following:

	September 30, 2009		December 31, 2008
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2012	—	—	$114.0	$114.0
5.5% Notes Due October 1, 2010	$15.4	$15.4	250.0	249.9
4.6% Notes Due July 1, 2013	172.0	172.7	189.1	190.0
6.0% Notes Due October 1, 2015	250.0	249.6	250.0	249.5
8.95% Notes Due July 1, 2017	250.0	249.3	—	—
Other	3.0	3.0	4.4	4.4

	$690.4	$690.0	$807.5	$807.8
Less: Current maturities	(1.3)	(1.3)	(1.4)	(1.4)

Long-term Debt	$689.1	$688.7	$806.1	$806.4

Debt Offering

On July 6, 2009 we sold $250.0 aggregate principal amount of 8.95% senior unsecured notes due July 1, 2017, which resulted in $247.7 in net proceeds after original issue discount and underwriting fees. In addition, on June 30, 2009, we commenced offers to purchase our 5.5% Notes due October 1, 2010 and our 4.6% Notes due July 1, 2013. In July 2009, we applied the net proceeds from the issuance of the 8.95% Notes and corporate cash to repurchase $234.6 principal amount of our 5.5% Notes due October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6 % Notes due July 1, 2013 for a purchase price of $14.6. The repurchase of the 5.5% and 4.6% Notes resulted in a net loss of $8.6 including transaction costs, which is included in loss on early extinguishment of debt in the accompanying statement of income.

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

In the second quarter of 2009, we amended our existing $400.0 unsecured revolving credit facility. The amendment increases the maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) (as defined) through March 31, 2010, and also excludes up to $100.0 of cash restructuring charges from the calculation of Consolidated EBITDA as it pertains to this covenant. The maturity date remains June 2012. The amendment also increases the interest rate margin applicable to borrowings under the facility and replaces the existing facility fee with a commitment fee. There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at September 30, 2009.

At September 30, 2009 and December 31, 2008, the fair value of our long-term debt, including the current portion, was $697.5 and $734.6, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.47% and 4.96% as of September 30, 2009 and 2008, respectively. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2009 and 2008 was 1.08% and 3.88%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2009 and December 31, 2008, the aggregate environmental related accruals were $105.8 and $101.1, respectively. As of September 30, 2009 and December 31, 2008, $5.5 and $7.4 of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2009 and 2008 was $1.2 and $1.6, respectively, and for the nine months ended September 30, 2009 and 2008 was $2.8 and $3.9, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the three and nine months ended September 30, 2009, based on additional information generated by site evaluations, we increased our environmental related accruals by approximately $1.0 and $5.2, respectively, primarily related to operating sites in the U.S.

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

During the third quarter of 2009, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables. This study, which updates our last study prepared in the third quarter of 2006, is based on, among other things, the incidence and nature of historical claims data through June 30, 2009, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

As a result of our findings, we recorded a decrease of $5.0 to our self insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $4.9 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease is attributable to significantly lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivable is a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48% of our future indemnity costs. We have completed coverage in place agreements with most of our larger insurance carriers.

As of September 30, 2009 and December 31, 2008, the aggregate self-insured and insured contingent liability was $59.6 and $66.2, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $27.0 at September 30, 2009 and $33.1 at December 31, 2008. The asbestos liability included in the above amounts at September 30, 2009 and December 31, 2008 was $45.2 and $51.1, respectively, and the insurance receivable related to the liability as well as claims for past payments was $25.6 at September 30, 2009 and $32.0 at December 31, 2008. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

The following table presents information about the number of claimants involved in asbestos claims with us:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Number of claimants at beginning of period	8,100	8,200
Number of claimants associated with claims closed during period	(200)	(200)
Number of claimants associated with claims opened during period	100	100

Number of claimants at end of period	8,000	8,100

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

Over the past 15 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. Seven cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant. We believe that the seven remaining suits against us are without merit, and we are vigorously defending them.

Six of the remaining lead suits are for personal injury claims and have been filed against us in Wisconsin. In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The trial court’s dismissal of the plaintiff’s strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the Wisconsin lead cases, was affirmed by the Wisconsin Court of Appeals in October 2007 and by the Wisconsin Supreme Court in July 2009. The decision in this case together with our non-existent or diminutive market share reinforces our belief that we have no liability in any of the Wisconsin cases, and we have not recorded a loss contingency.

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

We commenced binding arbitration proceedings against SNF SA (“SNF”) in 2000 to resolve a commercial dispute relating to SNF’s failure to purchase agreed amounts of acrylamide under a long-term agreement. In July 2004, the arbitrators awarded us damages and interest aggregating approximately €11.0 plus interest on the award at a rate of 7% per annum from July 28, 2004 until paid. After further proceedings in France, we collected €12.2 ($15.7) related to the arbitration award including interest in the second quarter of 2006 and recognized the gain in other income in the 2006 consolidated statement of income. Subsequent to the arbitration award SNF filed a complaint alleging criminal violation of French and European Community antitrust laws relating to the contract, which was the subject of the arbitration proceedings, which complaint was dismissed in December 2006. SNF also appealed the court order which allowed us to enforce the award to the Court de Cassation, the highest court in France. In April 2008, the Court de Cassation upheld the enforceability of the arbitration award. SNF also filed a separate complaint in France seeking compensation from Cytec for €54.0 in damages it allegedly suffered as a result of our attachment on various SNF receivables and bank accounts to secure enforcement of the arbitration award. In October 2009, the French court dismissed SNF’s lawsuit. SNF also appealed the arbitration award in Belgium where the Brussels Court of First Instance invalidated the award in March 2007. We appealed that decision to the Belgium Court of Appeals, which reviewed the matter on a complete basis. By decision dated June 2009, the Belgium Court of Appeals reversed the decision of the Brussels Court of First Instance and affirmed the arbitration award in our favor.

On February 13, 2009, U.S. Environmental Protection Agency (“EPA”) Region 1 informed us that it had commenced an administrative proceeding against us, alleging that our Wallingford facility had violated its Title V Air Permit prior to 2008. Specifically, the complaint alleges that the facility failed to cap an allegedly open line; exceeded certain emission limits intermittently between July 2005 and May 2007; failed to monitor certain equipment and failed to properly maintain records relating to such matters. The EPA has proposed a penalty of approximately $0.4. We disputed the allegations and proposed penalty and recorded a liability in the first quarter of 2009 based on our estimate of the probable civil penalty to be imposed. In September 2009, we resolved the matter with no admission of liability. Under the settlement, we paid a $0.2 penalty to EPA and will perform a supplemental environmental project of which the related cost is immaterial.

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

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (loss)/earnings	$13.0	$46.8	$(11.4)	$153.3
Other comprehensive income (loss):
Accumulated pension liability, net of tax	(4.9)	(5.9)	(3.4)	(5.8)
Unrealized (losses)/gains on cash flow hedges, net of tax	0.1	(18.6)	(10.0)	(7.2)
Foreign currency translation adjustments	41.4	(93.3)	66.3	(32.6)

Comprehensive income/(loss)	$49.6	$(71.0)	$41.5	$107.7

Comprehensive income attributable to noncontrolling interest	(0.7)	(0.5)	(1.0)	(1.4)

Comprehensive income/(loss) attributable to Cytec Industries Inc.	$48.9	$(71.5)	$40.5	$106.3

11. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2009 was a tax provision of 36.9% ($7.6) and a tax benefit of 19.7% ($2.8), respectively, compared to a tax provision of 33.1% ($23.1) and 31.7% ($71.1) for the three and nine months ended September 30, 2008. The 2009 effective tax rate for the third quarter was unfavorably impacted by a shift in earnings to higher tax jurisdictions and limitations on certain favorable tax benefits. The effective income tax rate for the nine months ended September 30, 2009 was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits. Excluding the impact of the restructuring charges and the sale of our polyurethane product line, the underlying estimated annual income tax rate for the nine months ended September 30, 2009 was 32.2% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 34.0% including such interest.

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

In January 2008, the Norwegian Supreme Court upheld a tax assessment with respect to a 1999 restructuring of certain European operations. The tax liability attributable to this assessment was approximately 84.0 Norwegian krone ($14.5). After giving effect for payments previously remitted we have a remaining tax liability as of September 30, 2009 of Norwegian krone 16.1 ($2.8) of which approximately 7.0 Norwegian krone ($1.2) relates to pre-2005 taxable periods with the balance to be paid in subsequently filed tax returns without interest.

As of September 30, 2009, the amount of unrecognized tax benefits is $43.0 (gross) of which $25.9 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2008 was $39.2 (gross) of which $22.2 would impact our effective tax rate, if recognized. During the first nine months, our gross unrecognized tax benefits were reduced by $2.9 as result of the completion of a German tax audit for a Surface Specialties subsidiary attributable to pre-acquisition tax periods, and other prior year tax accrual decreases. The gross unrecognized tax benefits increased by approximately $6.7 due to current year tax accruals of $5.3 and the impact of foreign exchange of $1.4. The amount paid to the German tax authorities in reference to the above-mentioned audit settlement has been reimbursed in full from UCB, S.A. pursuant to the Surface Specialties Stock and Asset Purchase Agreement.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.0 as of December 31, 2008, which increased an additional $1.6 due to current year tax accruals and the impact of foreign exchange, and decreased $0.8 due to the completion of the above mentioned German tax audit, thus resulting in a liability for the payment of interest of $6.8 (gross) as of September 30, 2009.

12. OTHER FINANCIAL INFORMATION

On April 16, 2009 the Board of Directors reduced its quarterly dividend by 90% in light of current economic conditions. On July 16, 2009 the Board of Directors declared a $0.0125 per common share cash dividend, which was paid on August 25, 2009 to shareholders of record as of August 10, 2009. Cash dividends paid in the third quarter of 2009 and 2008 were $0.6 and $6.0, respectively, and for the nine months ended September 30, 2009 and 2008 were $7.1 and $17.9, respectively. On October 15, 2009, the Board of Directors declared a $0.0125 per common share cash dividend, payable on November 25, 2009 to shareholders of record as of November 10, 2009.

Income taxes paid for the nine months ended September 30, 2009 and 2008 were $26.6 and $53.0, respectively. Interest paid for the nine months ended September 30, 2009 and 2008 was $25.4 and $28.8, respectively. Interest income for the nine months ended September 30, 2009 and 2008 was $5.1 and $1.8, respectively.

On September 28, 2009, we transferred title to land previously leased to a third party to such third party. The transfer of title was triggered by the third party exercising their right to purchase the property pursuant to the terms of the original lease. The transfer of title resulted in the recognition of a gain of $8.9, which represents the unamortized balance of the consideration we received at the inception of the lease as of the date of the exercise of the option to purchase. The gain is recorded in other income/(expense), net in the consolidated statement of income.

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

Summarized segment information for our five segments for the three and nine months ended September 30 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Sales:
Coating Resins	$336.3	$438.4	$878.3	$1,368.3
Additive Technologies
Sales to external customers	64.9	81.2	178.7	251.6
Intersegment sales	0.3	0.3	0.4	1.1
In Process Separation	71.2	83.1	185.1	225.0
Engineered Materials	169.2	221.4	539.1	679.2
Building Block Chemicals
Sales to external customers	98.6	138.9	256.3	417.6
Intersegment sales	8.6	3.6	20.2	15.9

Net sales from segments	749.1	966.9	2,058.1	2,958.7
Elimination of intersegment revenue	(8.9)	(3.9)	(20.6)	(17.0)

Total consolidated net sales	$740.2	$963.0	$2,037.5	$2,941.7

	Three months ended September 30,				Nine months ended September 30,
	2009	% of Sales	2008	% of Sales	2009	% of Sales	2008	% of Sales
Earnings/(loss) from operations:
Coating Resins (1)	$18.5	6%	$22.7	5%	$(21.0)	-2%	$64.0	5%
Additive Technologies	3.1	5%	6.1	8%	6.8	4%	18.2	7%
In Process Separation	12.5	18%	19.0	23%	19.4	10%	36.2	16%
Engineered Materials	18.3	11%	40.5	18%	73.5	14%	133.3	20%
Building Block Chemicals	4.8	5%	(1.3)	-1%	9.9	4%	11.1	3%

Earnings from segments	57.2	8%	87.0	9%	88.6	4%	262.8	9%
Corporate and Unallocated, net (2)	(27.5)		(7.2)		(80.2)		(14.3)

Total earnings from operations	$29.7	4%	$79.8	8%	$8.4	0%	$248.5	8%

(1)	2008 includes pre-tax charges of $1.4 and $4.2 for the three and nine months ended September 30, 2008, respectively, for incremental accelerated depreciation in relation to our decision to exit Radcure manufacturing at our leased facility in Pampa, Texas.

(2)	For the three and nine months ended September 30, 2009, Corporate and Unallocated includes pre-tax charges of $22.1 and $59.5, respectively, for various manufacturing and organizational restructuring initiatives across our Specialty Chemical and Engineered Materials segments and organizational restructuring activities within corporate operations. Corporate and Unallocated for the nine months ended September 30, 2009 includes a net loss of $1.4 related to the exit of our polyurethane product line in Europe and Asia. For the three and nine months ended September 30, 2008, Corporate and Unallocated includes pre-tax charges of $5.7 and $10.8, respectively, for restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2008	$367.8	$19.6	$49.7	$256.6	$693.7
Purchase Adjustment (1)	0.6	—	—	—	0.6
Currency exchange	10.2	—	2.2	0.3	12.7

Balance, September 30, 2009	$378.6	$19.6	$51.9	$256.9	$707.0

(1)	Reflects adjustments to acquired deferred taxes.

In conjunction with our segment realignment discussed in Note 13, we completed our goodwill impairment test in the second quarter of 2009 and concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted average useful life (years)	Gross carrying value		Accumulated amortization		Net carrying value
		September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Technology-based	15.1	$56.0	$52.7	$(31.4)	$(26.6)	$24.6	$26.1
Marketing-related	< 2.0	2.1	2.0	(2.1)	(2.0)	—	—
Marketing-related	15.5	65.6	63.9	(24.9)	(21.0)	40.7	42.9
Marketing-related	40.0	48.6	46.7	(3.9)	(2.9)	44.7	43.8
Customer-related	15.0	450.3	436.8	(145.2)	(118.8)	305.1	318.0

Total		$622.6	$602.1	$(207.5)	$(171.3)	$415.1	$430.8

Amortization of acquisition intangibles for the three months ended September 30, 2009 and 2008 was $9.7 and $10.0, respectively, and for the nine months ended September 30, 2009 and 2008 was $28.3 and $30.4, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2009 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2009	2010	2011	2012	2013	2014
Intangibles Amortization Expense	$37.7	$37.6	$37.5	$37.4	$36.8	$36.4

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

The following information regarding derivative instruments and hedging activities incorporates additional disclosure as required by an amendment issued by the FASB to existing standards as adopted on January 1, 2009. As a result of the amendment, additional disclosures are included below specifying (a) how and why the company uses derivative instruments, (b) the accounting for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flow.

Foreign Currency Derivative and Hedging Activities

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2009, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments therefore, all changes in fair values are reported in other (expense)/income, net.

At September 30, 2009, net contractual amounts of forward contracts outstanding translated into U. S. dollar (“USD”) amounts of $130.0. Of this total, $120.0 was attributed to the exposure in forward selling/purchase of USD. The remaining $10.0 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net favorable/(unfavorable) fair values of currency contracts, based on forward exchange rates at September 30, 2009 and December 31, 2008 were $6.3 and $(5.4), respectively.

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities. The loan amounts are €207.9 and €207.9 due October 1, 2010 and October 1, 2015, respectively. Since the loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to USD. We originally hedged this foreign exchange exposure by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) that settle on October 1, 2010 (“five year swaps”) and October 1, 2015 (“ten year swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchanges we will pay €207.9 and receive $250.0 on October 1, 2010 and October 1, 2015. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The five and ten year swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. At inception, the five and ten year swaps were designated as cash flow hedges of the Euro loans. In November 2008, the five year swaps were de-designated as cash flow hedges, due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. A net after-tax credit of $5.5 remained in other comprehensive income on the de-designation date representing the unrealized gain associated with the five year swaps. As it is probable that the original hedged forecasted transaction will occur, this $5.5 of unrealized gains is being reclassified into earnings on a straight line basis over the remaining life of the previously hedged transaction, which was 23 months as of the de-designation date. The remaining amount of other comprehensive income at September 30, 2009 which will be amortized to income in the future is $2.9, all of which will be amortized over the next 12 months.

The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we will receive 3.78% per annum on the Euro notional amount and will pay 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges, therefore all changes in fair value are reported in interest expense, net, and other income/(expense), net.

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

At September 30, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $42.6, $(50.3), and $(39.8), respectively, and at December 31, 2008, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $24.9, $(30.5), and $(4.6), respectively.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges of our forecasted natural gas purchases and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other (expense)/income, net in the current period. During the nine months ended September 30, 2009 and September 30, 2008 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other (expense)/income, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contract remains in accumulated other comprehensive income and is recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other (expense)/income, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At September 30, 2009, we held natural gas forwards to purchase 2,690,000 MMBtu of gas with an unfavorable fair value of $0.8 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through August 2010 as the hedged natural gas purchases affect earnings.

At September 30, 2009, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of September 30, 2009, we did not have any significant concentration of credit risk arising from our derivative instruments.

Net Investment Hedge Activities

The value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), is affected by foreign exchange movements in the U.S. dollar value of the Euro. To hedge this foreign currency exposure inherent in a net investment in such foreign operation, a portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a net investment hedge of Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At September 30, 2009, we had no designated forward contracts. For the nine months ended September 30, 2009 and 2008, ($4.3) and $4.9, net of tax, respectively, related to remeasurement of intercompany loans designated as a net investment hedge was recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain, respectively.

Following is a summary of the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural Gas Forwards					Accrued expenses	$0.8	Accrued expenses	$11.3
Cross currency swaps: (1)	Other current assets	$0.6	Accrued expenses	$0.4	Other noncurrent liabilities	40.4	Other noncurrent liabilities	5.0

Total derivatives designated as hedging instruments:		$0.6		$0.4		$41.2		$16.3

Derivatives not designated as hedging instruments:
Cross currency swaps: (2)	Other current assets	$2.0	Accrued expenses	$0.6
	Other assets	41.7	Other assets	24.9	Other noncurrent liabilities	$51.4	Other noncurrent liabilities	$31.1
Foreign currency forwards	Other current assets	10.4	Other current assets	1.8	Accrued expenses	4.1	Accrued expenses	7.2

Total derivatives not designated as hedging instruments:		$54.1		$27.3		$55.5		$38.3

Total derivatives		$54.7		$27.7		$96.7		$54.6

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30			Three Months Ended September 30			Three Months Ended September 30
	2009	2008		2009	2008		2009	2008
Natural Gas Forwards	$(0.1)	$(9.4)	Manufacturing cost of sales	$(4.8)	$1.3	Other (expense) income, net	$—	$—
Cross currency swaps (3)	(9.3)	25.3	Other (expense) income, net	(12.9)	57.3

Total	$(9.4)	$15.9		$(17.7)	$58.6		$—	$—

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2009	2008		2009	2008		2009	2008
Natural Gas Forwards	$(4.2)	$(5.5)	Manufacturing cost of sales	$(20.1)	$0.4	Other (expense) income, net	$0.2	$—
Cross currency swaps (3)	(21.8)	5.7	Other (expense) income, net	(12.3)	12.0

Total	$(26.0)	$0.2		$(32.4)	$12.4		$0.2	$—

Derivatives not Designated as Hedging Instruments under SFAS 133:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30
		2009	2008
Foreign currency forwards	Other (expense) income, net	$5.0	$0.4
Cross currency swaps (2)	Other (expense) income, net	(1.3)	—
Cross currency swaps (2)	Interest expense, net	1.0	—
Cross currency swaps (4)	Interest expense, net	1.2	—

Total		$5.9	$0.4

Derivatives not Designated as Hedging Instruments under SFAS 133:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30
		2009	2008
Foreign currency forwards	Other (expense) income, net	$13.5	$(5.4)
Cross currency swaps (2)	Other (expense) income, net	(3.2)	—
Cross currency swaps (2)	Interest expense, net	3.0	—
Cross currency swaps (4)	Interest expense, net	3.6	—

Total		$16.9	$(5.4)

(1)	Ten year swap.

(2)	Two and five year swaps.

(3)	Ten year swap for 2009. Five and ten year swaps for 2008.

(4)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

Fair Value Measurements

On January 1, 2008 we adopted a new accounting standard regarding fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB issued a one-year deferral of the new fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance and accordingly, we adopted the remainder of the new standard on January 1, 2009. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. As a result of the adoption, a company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at September 30, 2009 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$6.3
Cross currency swaps	(47.5)
Natural gas forwards	(0.8)

Total	$(42.0)

As of September 30, 2009, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three and nine months ended September 30, 2009. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended September 30,
	2009	2008	2009	2008
Service cost	$2.6	$2.6	$0.4	$0.3
Interest cost	12.5	12.1	3.0	3.0
Expected return on plan assets	(11.6)	(11.6)	(1.0)	(1.0)
Net amortization and deferral	3.2	4.4	(2.6)	(2.6)

Net periodic cost	$6.7	$7.5	$(0.2)	$(0.3)

	Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$7.3	$7.9	$1.0	$0.9
Interest cost	35.9	35.7	8.8	9.1
Expected return on plan assets	(34.1)	(35.7)	(2.8)	(3.0)
Curtailment/settlement gain (1)	(0.8)	—	—	—
Net amortization and deferral	11.1	9.5	(7.9)	(7.8)

Net periodic cost	$19.4	$17.4	$(0.9)	$(0.8)

(1)	Represents curtailment gains on our plans in Belgium and Germany related to restructuring initiatives. See Note 4 to the consolidated financial statements for further information on restructuring.

We disclosed in our 2008 Annual Report on Form 10-K that we expected to contribute $37.5 and $14.3, respectively, to our pension and postretirement plans in 2009. Through September 30, 2009, $46.3 and $12.2 in contributions were made to our pension and postretirement plans, respectively. The 2009 contributions to our pension plans include a contribution of 1,184,273 shares of common stock to our U.S. plans on May 13, 2009, which had a fair value of $22.5.

In September 2009, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension and postretirement plans as of January 1, 2009, as well as the related 2009 expenses. As a result, we recorded an increase of $11.4 to our U. S. pension liabilities, with a corresponding decrease of $7.0 in accumulated other comprehensive income and an adjustment to deferred taxes for $4.4 to reflect the revised funded status. We also recorded an increase of $1.5 to our U. S. postretirement plan liabilities, with a corresponding decrease of $0.9 in accumulated other comprehensive income and an adjustment to deferred taxes for $0.6 to reflect the revised funded status. These adjustments had an immaterial effect on the expenses for these plans.

In September 2008, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension plans as of January 1, 2008, as well as the related 2008 pension expense. As a result, we recorded a charge of $2.4 to our third quarter 2008 consolidated statement of income to reflect the year-to-date increase in expense, and we also recorded an increase of $9.5 to our U. S. pension liabilities, with a corresponding decrease of $5.8 in accumulated other comprehensive income and an adjustment to deferred taxes for $3.7 to reflect the revised funded status.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Due to the current difficult economic conditions, we decided to suspend the 401(k) savings plan matching contributions in the U.S. Savings Plan for salaried and non-bargaining employees effective May 1, 2009. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2009 and 2008 were $3.9 and $6.4, respectively, and for the nine months ended September 30, 2009 and 2008 were $15.6 and $21.4, respectively.

17. SUBSEQUENT EVENTS

Subsequent events have been evaluated through October 28, 2009, which is the filing date of our report with the SEC for the quarterly period ended September 30, 2009.

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

Beginning in January 2009, we initiated various restructuring initiatives within our Specialty Chemical segments and corporate service functions. We are on schedule with the implementation and approval of these actions to reduce our structural costs and anticipate that the elimination of most of these positions will be completed by the end of 2009. In addition, in the second and third quarters of 2009, we also initiated restructuring actions within our Engineered Materials segment to respond to lower demand due to inventory destocking and sharper than expected decline in business and regional jet build rates. The aforementioned structural cost reduction actions are expected to improve 2009 results by approximately $50.0 and the expected full year annualized run rate savings has now increased to approximately $125.0. In addition to these restructuring initiatives, we have implemented additional short-term cost reduction and liquidity measures across our operations. These short-term measures include the implementation of furloughs in certain production facilities in order to better align our cost structure with our expectations for demand in 2009, a global salary freeze and bonus limitations, except as required by local law and contracts, and suspension of the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective May 1, 2009. These short-term actions are expected to improve 2009 operating earnings by approximately $74.0.

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

Quarter Ended September 30, 2009, Compared With Quarter Ended September 30, 2008

Consolidated Results

Net sales for the third quarter of 2009 were $740.2 compared with $963.0 for the third quarter of 2008. Overall, sales decreased 23% driven by volume decreases of 12%, price decreases of 10%, and unfavorable changes in exchange rates of 1%. Coating Resins sales decreased 23% primarily due to volume decreases and to a lesser extent price decreases and unfavorable changes in exchange rates. Additive Technologies sales decreased 20%, In Process Separation sales decreased 14%, and Engineered Materials sales decreased 24%; the decline in each of the segment is primarily due to lower volumes. Building Block Chemicals sales decreased 29% primarily due to lower selling prices partially offset by higher sales volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $605.4 or 81.8% of sales in the third quarter of 2009, compared with $765.8, or 79.5% of sales in the third quarter of 2008. The 2.3% increase in manufacturing cost as a percent of sales, is primarily due to lower fixed cost absorption, higher restructuring expenses and unfavorable mix, partially offset by raw material price decreases. The lower fixed cost absorption relates to lower production volumes resulting from lower demand and our initiative to lower inventory levels. Manufacturing costs decreased $160.4, which includes $60.9 associated with the lower production volumes, $110.8 related to lower material costs, $21.1 related to reduced spending and cost savings initiatives and $11.2 due to changes in exchange rates partially offset by $27.2 of unfavorable fixed cost absorption as described above. The third quarter of 2009 includes a restructuring charge of $21.0 which is substantially comprised of a manufacturing cost savings initiative mostly related to the announced closure of our Specialty Chemical manufacturing operations in La Llagosta, Spain and Bogota, Colombia as well as an additional restructuring initiative launched in the third quarter of 2009 within our Engineered Materials segment. The third quarter of 2008 included a net restructuring charge of $1.5 primarily related to restructuring our Specialty Chemical segments. See Note 4 to the consolidated financial statements for additional detail. The third quarter of 2008 also includes $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site that we exited in 2008.

Selling and technical services expenses were $48.6 in the third quarter of 2009 versus $57.4 in the third quarter of 2008. The decrease includes $6.8 related to reduced spending and cost savings initiatives, $1.5 related to changes in exchange rates, and $2.7 of lower costs associated with restructuring initiatives. Research and process development expenses were $17.2 versus $19.2 in the prior year. The decrease includes $1.6 related to reduced spending and cost savings initiatives and $0.2 related to changes in exchange rates. Administrative and general expenses were $29.6 versus $30.8 in the prior year. The decrease includes $2.3 related to reduced spending and cost savings initiatives, $0.7 related to changes in exchange rates and $0.5 of lower restructuring expenses. These decreases were partially offset by $1.9 of consulting costs incurred related to working capital and savings initiatives launched in 2009 and $0.5 of higher credit facility fees.

Amortization of acquisition intangibles was $9.7 in the third quarter of 2009 versus $10.0 in the third quarter of 2008 due to decreases in Coating Resins as a result of changes in exchange rates.

Other income/(expense), net was income of $6.9 in the third quarter of 2009 compared with expense of $1.6 in the third quarter of 2008. Other income/(expense) in 2009 includes a gain of $8.9 realized upon the sale of land leased to a third party after the third party exercised its option to purchase the land. Equity in earnings of associated companies was $0.2 versus $0.4 in the prior year.

Loss on early extinguishment of debt of $8.6 includes the net loss incurred on the repurchase of $234.6 principal amount of our 5.5% Notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% Notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the debt repurchases were completed under an offer to repurchase the Notes that expired during the third quarter of 2009.

Interest expense, net was $7.6 compared with $8.7 in the prior year. The decrease includes a benefit of $1.2 related to increased capitalization of interest due to a higher mix of eligible capital expenditures in 2009 and a $1.2 benefit associated with our cross currency swaps, which represents the amortization of unrealized gains associated with our five year cross currency swap. This amortization will cease in October 2010. Interest expense, net also includes $1.9 of higher interest associated with our 8.95% Notes due 2017, the proceeds of which were received and used during the third quarter to repurchase a portion of our 5.5% and 4.6% Notes as discussed above. See Note 15 of the consolidated financial statements for further information of amortization related to cross currency swaps.

The effective income tax rate for the quarter ended September 30, 2009 was a tax provision of 36.9% ($7.6) compared to a tax provision of 33.1% ($23.1) for the quarter ended September 30, 2008. The 2009 effective tax rate for the quarter was unfavorably impacted by a shift in earnings to higher tax jurisdictions and limitations on certain favorable U.S. tax benefits. Excluding the impact of the restructuring charges, the underlying estimated annual income tax rate for the quarter ended September 30, 2009 was 32.2% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 34.0% including such interest compared to a rate of 31.7% for the prior year period.

The effective tax rate for the quarter ended September 30, 2008, was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

Net income for the third quarter of 2009 was $12.5 ($0.26 per diluted share), a $33.8 decrease from the net earnings of $46.3 ($0.96 per diluted share) in the same period in 2008. Included in the third quarter of 2009 was a $15.3 of after-tax expenses related to restructuring costs, an after-tax loss of $5.5 associated with the repurchase of debt under a tender offer, an after-tax gain of $5.7 associated with the transfer of ownership of land to a third party, and an after-tax benefit of $0.1 associated with an update of our asbestos contingent liability and related insurance receivable. Net earnings for the third quarter of 2008 include a $0.9 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we exited and relocated the manufacturing to one of our other existing facilities. Also included in the third quarter of 2008 are $4.0 of after-tax restructuring costs primarily related to our Coating Resins segment.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below and reflect the new organizational and reporting structure of its reportable segments for all periods presented.

Coating Resins

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$70.3	$90.1	-22%	-7%	-15%	0%
Latin America	13.9	21.1	-34%	-4%	-30%	0%
Asia/Pacific	78.2	87.3	-10%	-7%	-5%	2%
Europe/Middle East/Africa	173.9	239.9	-28%	-4%	-20%	-4%

Total	$336.3	$438.4	-23%	-5%	-16%	-2%

Overall sales were down 23% primarily due to decreased volumes of 16%, reflecting lower demand across all regions and product lines (except powder coating resins which increased in Asia Pacific), due to the continued global recession as demand in industrial markets decreased compared to the prior period. Overall selling prices were down 5% with decreases across all product lines reflecting lower raw material costs and price concessions given in powder coating resins to recover volumes. Unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $18.5 or 6% of sales in 2009, compared with earnings from operations of $22.7 or 5% of sales in 2008. The $4.2 decrease in earnings is principally due to the negative impacts of $23.4 from lower selling prices, $27.7 due to lower selling volumes, and $10.6 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels. These negative impacts were partially offset by favorable impacts of $39.3 from lower raw material costs, $11.6 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $4.0 from lower freight costs due to lower volumes, and $1.2 from changes in exchange rates. Manufacturing cost of sales in 2008 also included $1.4 of incremental accelerated depreciation on assets at our Pampa, Texas site given our decision to exit the site and consolidate production.

Additive Technologies

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$26.2	$32.6	-20%	1%	-21%	0%
Latin America	5.5	5.6	-2%	-2%	2%	-2%
Asia/Pacific	15.5	17.1	-9%	0%	-10%	1%
Europe/Middle East/Africa	17.7	25.9	-32%	-3%	-26%	-3%

Total	$64.9	$81.2	-20%	-1%	-18%	-1%

Overall sales were down 20%, primarily due to decreased selling volumes of 18%, reflecting lower volumes across most regions and product lines as a result of the exit of our polyurethane product line in 2009 and polymer additives commodity product lines during 2008 and partly due to the continued global economic weakness. Overall selling prices were slightly down as price decreases in specialty additives reflecting competitive pricing were partially offset by slight increases in polymer additives. Unfavorable changes in exchange rates decreased sales 1%.

Earnings from operations were $3.1 or 5% of sales in 2009, compared with $6.1 or 8% in 2008. The $3.0 decrease in earnings is principally due to the negative impacts of $4.4 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels, $3.3 related to lower selling volumes, and $0.8 of lower selling prices. These negative impacts were partially offset by favorable impacts of $4.1 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $1.2 from lower freight costs due to lower volumes, $0.3 of lower raw material prices, and $0.1 related to changes in exchange rates.

In Process Separation

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$20.4	$20.6	-1%	2%	-3%	0%
Latin America	19.7	26.2	-25%	0%	-25%	0%
Asia/Pacific	16.1	19.2	-16%	-4%	-10%	-2%
Europe/Middle East/Africa	15.0	17.1	-12%	-3%	-7%	-2%

Total	$71.2	$83.1	-14%	-1%	-12%	-1%

Overall sales were down 14%, primarily due to decreased selling volumes of 12%, reflecting lower volumes across all regions in mining product lines due to the weak global economic conditions. Overall selling prices were down 1% as price decreases in mining product lines were partially offset by increases in phosphine and phosphorous product lines. Unfavorable changes in exchange rates decreased sales 1%.

Earnings from operations were $12.5 or 18% of sales in 2009, compared with $19.0, or 23% in 2008. The $6.5 decrease in earnings is principally due to the negative impacts of $5.7 related to lower selling volumes, $2.0 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels, $1.7 of higher raw material prices, $0.9 of lower selling prices, and $0.8 of increased manufacturing costs. These negative impacts were partially offset by favorable impacts of $2.3 from lower freight costs due to lower volumes, $1.3 from lower operating expenses due to reduced spending and cost savings initiatives, and $1.2 from changes in exchange rates.

Engineered Materials

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$101.4	$132.1	-23%	1%	-24%	0%
Latin America (1)	1.4	1.3	—	—	—	—
Asia/Pacific	12.0	15.7	-24%	-3%	-21%	0%
Europe/Middle East/Africa	54.4	72.3	-25%	2%	-25%	-2%

Total	$169.2	$221.4	-24%	1%	-24%	-1%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were down 24% due to decreased selling volumes, driven primarily by lower build rates and customer inventory destocking in the business and regional jets markets, destocking actions from customers who supply the large commercial transport sector and lower overall commercial aircraft build rates, and lower demand in the high performance automotive market driven by build rate reductions. These decreases were partially offset by increased volumes in military applications due to increased production. Pressure sensitive adhesives selling volumes were adversely impacted due to and the impact of the global recession on industrial markets. Overall selling prices were up 1% with increases across all product lines except for formulated resins. Unfavorable changes in exchange rates decreased sales 1%.

Earnings from operations were $18.3 or 11% of sales in 2009, compared with $40.5, or 18% of sales in 2008. The $22.2 decrease in earnings is principally due to the negative impacts of $32.7 due to lower selling volumes, $7.7 of lower fixed cost absorption due to reduced production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels, and $0.1 of unfavorable changes in exchange rates. These negative impacts were partially offset by favorable impacts of $14.2 from lower net manufacturing and operating expenses primarily due to reduced spending and cost savings initiatives, $1.8 from increased selling prices, $1.5 of lower raw material costs, and $0.8 from lower freight costs due to lower volumes.

Building Block Chemicals

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$56.4	$109.0	-48%	-48%	0%	0%
Latin America (1)	1.4	1.7	—	—	—	—
Asia/Pacific (2)	3.3	—	—	—	—	—
Europe/Middle East/Africa	37.5	28.2	33%	-50%	83%	0%

Total	$98.6	$138.9	-29%	-51%	22%	0%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

(2)	Due to unusually large volume/price fluctuation percentage, comparisons are not meaningful.

Overall sales decreased 29% primarily due to lower selling prices of 51%, driven primarily by lower costs of propylene and ammonia used in the manufacturing of acrylonitrile where pricing closely follows raw material cost movements and in melamine due to price competition. Overall selling volumes were up 22% primarily due to the improved demand for acrylonitrile into the acrylic fibers market.

Earnings from operations were $4.8, or 5% of sales in 2009, compared with a loss of $1.3, or -1% of sales in 2008. The $6.1 increase in earnings is primarily due to the favorable impacts of $71.4 of lower raw material costs, $4.9 of higher selling volumes, $2.0 of lower manufacturing costs related to higher acid regeneration operations in 2009 coupled with $1.5 of higher plant spending in 2008 due to hurricane Gustav, $0.2 of lower operating expenses due to reduced spending and cost savings initiatives, and $0.2 of lower freight costs. These favorable impacts were partially offset by negative impacts of $71.5 due to lower selling prices, and $2.6 of lower fixed cost absorption due to inventory reductions.

Nine months ended September 30, 2009, Compared With Nine months ended September 30, 2008

Consolidated Results

Net sales for the first nine months of 2009 were $2,037.5 compared with $2,941.7 for 2008. Overall, sales declined 31% driven by volume decreases of 22%, price decreases of 7%, and unfavorable changes in exchange rates of 2%. In the Coating Resins segment, sales decreased 36% primarily due to decreased selling volumes and to a lesser extent changes in exchange rates. Additive Technologies segment sales decreased 29% due to decreased selling volumes and unfavorable changes in exchange rates. In Process Separation segment sales decreased 18% due to decreased sales volumes and changes in exchange rates, partially offset by price increases. Engineered Materials segment sales decreased 21% primarily due to reduced selling volumes. Building Block Chemicals segment sales declined 39% primarily due to lower selling prices resulting from raw material price declines, partially offset by volume increases.

For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,706.2 or 83.7% of sales for the first nine months of 2009 compared with $2,334.6 or 79.4% of sales for the first nine months of 2008. The 4.3% increase in manufacturing cost of sales as a percent of sales is primarily due to lower fixed cost absorption and higher restructuring expenses which were partially offset by raw material price decreases. The lower fixed cost absorption relates to lower production volumes resulting from lower demand and our initiative to lower inventory levels. Manufacturing costs decreased $628.4, which includes $366.6 associated with lower volumes, $239.3 related to lower material costs, $54.7 related to reduced spending and cost savings initiatives, and $70.5 due to changes in exchange rates partially offset by $63.2 of unfavorable fixed cost absorption. Manufacturing cost of sales for the nine months ended September 30, 2009 also includes $5.0 of expenses related to environmental contingent liabilities and $1.2 of accelerated depreciation related to our polyurethane product line assets in Asia that were sold in the second quarter of 2009. Manufacturing cost of sales for the first nine months of 2009 includes restructuring charges of $47.0 which includes manufacturing cost savings initiatives launched within our Specialty Chemical and Engineered Materials segments and corporate functions throughout 2009. The first nine months of 2008 includes a restructuring charge of $5.0 primarily related to restructuring our manufacturing operations in France, West Virginia and Connecticut and $4.2 of incremental accelerated depreciation on assets at our Pampa, Texas site that we exited in 2008. See Note 4 to the consolidated financial statements for additional detail.

Selling and technical services expenses were $148.6 in the first nine months of 2009 versus $176.1 in the first nine months of 2008. The decrease includes $21.5 related to reduced spending and cost savings initiatives and $9.9 related to changes in exchange rates, partially offset by $1.1 of higher costs associated with restructuring initiatives, and $0.6 of additional bad debt expense due to a customer bankruptcy. Research and process development expenses were $56.1 versus $62.5 in the prior year. The decrease includes $4.9 related to reduced spending and cost savings initiatives and $2.7 related to changes in exchange rates, partially offset by $3.2 of higher costs associated with restructuring initiatives. Administrative and general expenses were $90.1 versus $89.6 in the prior year. The increase includes $2.5 of higher costs associated with restructuring initiatives, $8.3 related to consulting costs incurred related to working capital and cost savings initiatives and $0.7 of higher credit facility fees. These increases were partially offset by lower spending of $7.6 related to savings initiatives and $4.2 related to changes in exchange rates. See Note 4 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $28.3 in the first nine months of 2009 versus $30.4 in the first nine months of 2008 due to decreases in Coating Resins amortization as a result of changes in exchange rates.

In the first nine months of 2009, the net gain on sale of assets of $0.2 includes a gain of $1.5 associated with the sale in the first quarter of 2009 of certain of our polyurethane product line assets in Europe and a loss of $1.3 associated with the sale of our polyurethane product line assets in Asia in the second quarter of 2009. See Note 3 of the Consolidated Financial Statements for further information.

Other (expense)/income, net was income of $3.6 in the first nine months of 2009 compared with income of $2.3 in the first nine months of 2008. Included in other income/(expense) for the first nine months 2009 is a gain of $8.9 realized upon the sale of land leased to a third party after the third party exercised its option to purchase the land. Also included in the nine months ended September 30, 2009 is $2.4 of additional expense associated with environmental contingent liability adjustments. Included in 2008 is a favorable insurance settlement of $1.6 as well as $3.6 of favorable transactional foreign exchange gains.

Loss on early extinguishment of debt of $8.6 consists of the loss incurred on the repurchase of $234.6 principal amount of our 5.5% Notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% Notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the debt repurchases were completed under an offer to repurchase the Notes that expired during the third quarter of 2009.

Equity in earnings of associated companies was $0.7 in the first nine months of 2009 versus $1.4 in the first nine months of 2008.

Interest expense, net was $18.3 in the first nine months of 2009 compared with $27.8 in the first nine months of 2008. The decrease is partially attributable to a $1.5 benefit attributable to lower overall interest rate as we repaid the principal balance of our 6.75% Notes in March of 2008. In addition, interest expense, net in 2009 includes $5.7 of benefits associated with our cross currency swap of which $2.1 represents the impact of favorable changes in exchange rates and $3.6 represents the amortization of unrealized gains associated with our five year cross currency swap. This amortization will cease in October 2010. Interest expense in 2009 also includes the benefits of $3.5 of additional interest capitalized as compared to 2008 due to a higher level of capital expenditures in 2009. These benefits were partially offset by $1.9 of increased interest expense associated with our 8.95% Notes due 2017, the proceeds of which were received and used during the third quarter to repurchase a portion of our 5.5% and 4.6% as discussed above. See Note 15 of the consolidated financial statements for further information of amortization related to cross currency swaps.

The effective income tax rate for the nine months ended September 30, 2009 was a tax benefit of 19.7% ($2.8) compared to a tax provision of 31.7% ($71.1) for the nine months ended September 30, 2008. The 2009 effective tax rate for the year-to-date period was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits. Excluding the impact of the restructuring charges and the sale of our polyurethane product line, in Asia, the underlying estimated annual income tax rate for the nine months ended September 30, 2009 was 32.2% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 34.0% including such interest.

For the nine months ended September 30, 2008, the effective tax rate was unfavorably impacted by a shift in our earnings to higher tax jurisdictions, and the expiration of the U.S. R&D tax credit effective December 31, 2007. Although the U.S. Government reinstated the R&D tax credit retroactively to January 1, 2008, the October 3, 2008 enactment date of this legislation precluded the recording of any such benefit until the fourth quarter of 2008. The rate was favorably affected by the incremental accelerated depreciation charge related to our U.S. Pampa facility.

Net loss for the first nine months of 2009 was $12.4 ($0.26 per diluted share) compared with net earnings in 2008 of $152.0 ($3.12 per diluted share). Included in the first nine months of 2009 was a $40.4 of after-tax expenses related to restructuring costs, an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe, an after-tax loss of $5.5 associated with the repurchase of debt under a tender offer during the third quarter of 2009, a non-cash after-tax gain $5.7 associated with the transfer of ownership of land to a third party, and an after-tax benefit of $0.1 associated with an update of our asbestos contingent liability and related insurance receivable. Included in the first nine months of 2008 was a $7.6 after-tax restructuring charge and a $2.7 after-tax charge related to incremental accelerated depreciation on our Pampa, Texas manufacturing site that we have relocated the manufacturing to one of our other existing facilities.

Segment Results

Year-to-year comparisons and analyses of changes in net sales to external customers by product line segment and region are set forth below.

Coating Resins

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$197.8	$273.0	-28%	-2%	-26%	0%
Latin America	35.0	60.1	-42%	-1%	-40%	-1%
Asia/Pacific	193.1	249.0	-22%	-3%	-19%	0%
Europe/Middle East/Africa	452.4	786.2	-42%	-2%	-34%	-6%

Total	$878.3	$1,368.3	-36%	-2%	-30%	-4%

Overall sales were down 36% primarily due to decreased selling volumes of 30%, reflecting lower volumes across all regions and all product lines due to the continued global recession as well as destocking by our customers. Overall selling prices were down 2% with decreases across all product lines except for liquid coating resins which was flat where favorable overall pricing for water-borne products and urethane specialties were offset by unfavorable pricing for solvent borne resins. Selling prices for powders were down reflecting lower raw material prices and price competition particularly in Europe and Asia. Radcure selling prices were slightly down primarily due to lower raw material costs and price competition. Unfavorable changes in exchange rates decreased sales 4%.

Loss from operations was $21.0 or -2% of sales in 2009, compared with earnings from operations of $64.0 or 5% of sales in 2008. The $85.0 decrease in earnings is principally due to the negative impacts of $151.9 due to lower selling volumes, $32.6 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels, and $30.4 from lower selling prices. These negative impacts were partially offset by favorable impacts of $51.2 from lower raw material costs, $45.6 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $20.1 from lower freight costs related to lower selling volumes, and $8.9 from changes in exchange rates. Manufacturing cost of sales in 2008 also included $4.2 of incremental accelerated depreciation of assets at our Pampa, Texas site given our decision to exit the site and consolidate production.

Additive Technologies

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$70.2	$100.5	-30%	2%	-31%	-1%
Latin America	14.6	16.4	-11%	3%	-12%	-2%
Asia/Pacific	39.9	50.7	-21%	3%	-22%	-2%
Europe/Middle East/Africa	54.0	84.0	-36%	-2%	-27%	-7%

Total	$178.7	$251.6	-29%	1%	-27%	-3%

Overall sales were down 29%, primarily due to decreased selling volumes of 27%, reflecting lower volumes across all regions and product lines due to the continued global economic weakness. In addition, the exit of our polyurethane product line in 2009, the exit of certain polymer additives commodity product lines and the divestiture of the water treatment product line, which were both completed in 2008 also adversely impacted sales volumes. Overall selling prices were slightly up across all product lines and most regions. Unfavorable changes in exchange rates decreased sales 3%.

Earnings from operations were $6.8 or 4% of sales in 2009, compared with $18.2, or 7% of sales in 2008. The $11.4 decrease in earnings is principally due to the negative impacts of $25.4 related to lower selling volumes, $5.5 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels $0.9 related to changes in exchange rates, and $0.2 of higher raw material costs. These negative impacts were partially offset by favorable impacts of $14.1 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $4.4 from lower freight costs due to lower volumes, and $2.1 from higher selling prices.

In Process Separation

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$47.2	$53.4	-12%	5%	-17%	0%
Latin America	55.6	76.9	-28%	3%	-31%	0%
Asia/Pacific	48.2	51.4	-6%	5%	-5%	-6%
Europe/Middle East/Africa	34.1	43.3	-21%	2%	-20%	-3%

Total	$185.1	$225.0	-18%	4%	-20%	-2%

Overall sales were down 18%, primarily due to decreased selling volumes of 20%, reflecting lower volumes across all regions and product lines due to customer destocking and the weak global economic conditions. Overall selling prices were up 4% across all product lines and unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $19.4 or 10% of sales in 2009, compared with $36.2, or 16% in 2008. The $16.8 decrease in earnings is principally due to the negative impacts of $23.4 related to lower selling volumes, $7.8 of higher raw material prices, $4.4 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels, and $0.7 of increased manufacturing costs. These negative impacts were partially offset by favorable impacts of $8.7 from increases in selling prices, $5.2 from changes in exchange rates, $3.1 from lower operating expenses due to reduced spending and cost savings initiatives, and $2.7 from lower freight costs due to lower volumes.

Engineered Materials

			Total % Change	% Change Due to
	2009	2008		Price	Volume/Mix	Currency
North America	$327.2	$405.8	-19%	2%	-21%	0%
Latin America (1)	3.2	4.0	—	—	—	—
Asia/Pacific	37.0	47.4	-22%	0%	-22%	0%
Europe/Middle East/Africa	171.7	222.0	-23%	3%	-21%	-5%

Total	$539.1	$679.2	-21%	2%	-21%	-2%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were down 21% due to decreased selling volumes, driven primarily by destocking actions from customers who supply the large commercial transport sector and aircraft build rate reductions. In addition, the business jet and high performance industrial markets have significantly lower build rates than the prior year and have also experienced destocking by customers. These negative impacts were partially offset by increases in military aircraft build-rates. Pressure sensitive adhesives selling volumes were adversely impacted due to the global recession. Overall selling prices were up 2% with increases across all regions and market sectors. Unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $73.5 or 14% of sales in 2009, compared with $133.3, or 20% of sales in 2008. The $59.8 decrease in earnings is principally due to the negative impacts of $87.3 due to lower selling volumes, $15.2 of lower fixed cost absorption due to lower production volumes as a result of the aforementioned lower selling volumes and our initiative to reduce inventory levels, and $1.4 of higher raw material costs. These negative impacts were partially offset by favorable impacts of $23.3 from lower manufacturing and operating expenses primarily due to reduced spending and cost savings initiatives, $14.1 from increased selling prices, $2.9 from changes in exchange rates, and $2.3 from lower freight costs due to lower volumes.

Building Block Chemicals

	2009	2008	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$142.6	$295.7	-52%	-38%	-14%	0%
Latin America (1)	2.6	5.0	—	—	—	—
Asia/Pacific (2)	32.4	12.9	151%	—	—	—
Europe/Middle East/Africa	78.7	104.0	-24%	-47%	23%	0%

Total	$256.3	$417.6	-39%	-48%	9%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

(2)	Due to unusually large volume/price fluctuation percentage, comparisons are not meaningful.

Overall sales decreased 39% primarily due to lower selling prices of 48%, driven primarily by lower costs of propylene and ammonia used in the manufacturing of acrylonitrile where selling prices closely follows raw material cost. Overall selling volumes were up 9% as a major acrylonitrile maintenance outage was taken in the second quarter of 2008 as well as improved demand for acrylonitrile into the acrylic fibers market.

Earnings from operations were $9.9 or 4% of sales in 2009, compared with $11.1, or 3% of sales in 2008. The $1.2 decrease in earnings is primarily due to the negative impacts of $202.4 from lower selling prices and $5.5 from lower fixed cost absorption primarily due to reductions in inventory. These negative impacts were partially offset by favorable impacts of $197.5 from lower raw material costs, $2.5 of lower manufacturing costs related to higher acid regeneration operations in 2009 coupled with $1.5 of higher plant spending in 2008 due to hurricane Gustav, $3.8 related to lower freight costs, and $1.3 from higher selling volumes.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2009 our cash balance was $143.4 compared with $55.3 at December 31, 2008.

Cash flows provided by operating activities were $395.1 in 2009 compared with $170.5 in 2008 primarily due to the favorable progress from our working capital initiative. Trade accounts receivable decreased $45.9 principally reflecting the reduction in days outstanding from 63 days at December 31, 2008 to 50 days at September 30, 2009. Other accounts receivable decreased $31.9 primarily due to an income tax refund of $12.7, value added tax collections, and changes in product swap balances. Inventory decreased $193.3 to 68 days of sales at September 30, 2009 from 96 days at December 31, 2008. Accrued expenses increased $27.2 primarily due to accrued restructuring costs of $28.9.

On May 13, 2009, we contributed 1,184,273 of newly issued shares of our common stock to the four plans included in our U.S. pension master trust. These shares were valued at approximately $22.5. This contribution increased the funded status of each of the plans while significantly reducing our cash contributions.

Cash flows used in investing activities were $152.4 in 2009 compared to $121.0 in 2008. During the first nine months of 2009, we sold our polyurethane product line assets in Europe and Asia for cash proceeds totaling $7.0. Capital spending for the first nine months of 2009 was $159.4, which was mostly related to work on our new carbon fiber line in Greenville, South Carolina, and prepreg plant in China. Construction of the prepreg plant in China is now completed. Taking into account our expectations of the future business environment and the impact on the overall demand profile for carbon fiber, we decided in the first quarter of 2009 to delay the completion of the carbon fiber expansion project for at least eighteen months. We will continue to evaluate the timing of the carbon fiber project with market conditions. As a result, we have reduced our forecast of total capital expenditures for 2009 to approximately $180.0 to $190.0, down from our original estimate of $200.0.

Net cash flows used by financing activities were $158.6 in 2009 compared with $34.7 in 2008. During the first nine months of 2009, we had net debt repayments of $152.7. During third quarter of 2009, we completed an offering of $250.0 aggregate principal amount of 8.95% senior unsecured Notes due 2017. We used those proceeds to purchase $234.6 principal amount of our 5.5% Notes maturing October 2010 and $15.4 principal amount of our 4.6% Notes maturing July 2013 to improve our debt maturity profile. We have been focused on using the cash generated from our working capital reduction initiatives to lower our debt levels and successfully reduced outstanding borrowings under our primary credit agreement to zero at September 30, 2009.

On April 16, 2009 the Board of Directors reduced its quarterly dividend by 90% in light of economic conditions. On July 16, 2009 the Board of Directors declared a $0.0125 per common share cash dividend, which was paid on August 25, 2009 to shareholders of record as of August 10, 2009. Cash dividends paid in the third quarter of 2009 and 2008 were $0.6 and $6.0, respectively, and for the nine months ended September 30, 2009 and 2008 were $7.1 and $17.9, respectively. On October 15, 2009, the Board of Directors declared a $0.0125 per common share cash dividend, payable on November 25, 2009 to shareholders of record as of November 10, 2009.

Income taxes paid for the nine months ended September 30, 2009 and 2008 were $26.6 and $53.0, respectively. Interest paid for the nine months ended September 30, 2009 and 2008 was $25.4 and $28.8, respectively. Interest income for the nine months ended September 30, 2009 and 2008 was $5.1 and $1.8, respectively.

Credit Facility

In the second quarter of 2009, we amended our existing $400.0 unsecured revolving credit facility. The amendment increases the maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”) (as defined) through March 31, 2010, and also excludes up to $100.0 of cash restructuring charges from the calculation of Consolidated EBITDA as it pertains to this covenant. The maturity date remains June 2012. The amendment also significantly increased the interest rate margin applicable to borrowings under the facility and replaces the existing facility fee with a commitment fee. At September 30, 2009, there were no borrowings outstanding under our $400.0 revolving credit facility.

Debt Offering

On July 6, 2009 we closed on an offering of $250.0 aggregate principal amount of 8.95% senior unsecured notes due July 1, 2017, which resulted in $247.7 in net proceeds after original issue discount and underwriting fees. In addition, on June 30, 2009, we commenced offers to purchase our 5.5% Notes due October 1, 2010 and our 4.6% Notes due July 1, 2013. In July 2009, we applied the net proceeds from the issuance of the 8.95% Notes and corporate cash to repurchase $234.6 principal amount of our 5.5% Notes due October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% Notes due July 1, 2013 for a purchase price of $14.6. We raised the additional debt and launched the tender offer to improve our debt maturity profile and further mitigate any liquidity concerns associated with debt maturities. The repurchase of the Notes through the tender offer resulted in a net loss of $8.6, including transaction costs, recognized in the third quarter of 2009.

Approximately $45.0 remained authorized under our stock buyback program as of September 30, 2009. We did not purchase any shares in the first nine months of 2009. We do not expect to repurchase any shares in 2009 given current economic conditions.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance, which may continue to be adversely affected by general economic conditions. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. We have no borrowings outstanding under the agreement as of September 30, 2009. Our ability to fully utilize our revolving credit agreement is limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. We do not expect to have full access to the maximum amount of the facility through the remainder of 2009. We anticipate that we will have over $225. available for borrowing in the fourth quarter of 2009 under the revolving credit agreement.

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

There were no material changes in contractual obligations from December 31, 2008 to September 30, 2009. Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $43.0 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2009 OUTLOOK

In our October 15, 2009 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2009 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

NEWLY ADOPTED ACCOUNTING PRONOUCEMENTS / CRITICAL ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing standards for disclosures on derivative instruments and hedging activities. We adopted this amendment on January 1, 2009. As a result of the amendment, additional disclosures now include (a) how and why the company uses derivative instruments, (b) the accounting for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect the company’s financial position, financial performance and cash flow. See Note 15 to the consolidated financial statements for the required disclosures. This amendment does not change the accounting for derivative instruments.

In December 2007, the FASB issued an amendment to existing standards for accounting and reporting noncontrolling interests. The amendment requires the noncontrolling interests to be identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interests be identified and presented on the face of the consolidated statement of income. Upon adoption on January 1, 2009, presentation of the prior year consolidated financial statements was modified to conform with the current year presentation. This adoption had no impact on reported net earnings, earnings per common share, or cash flow from operating activities.

In June 2008, the FASB issued an amendment to existing standards for determining whether instruments granted in share-based payment transactions are participating securities. The amendment requires unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents to be treated as a separate class of securities in calculating basic earnings per share under the two class method. The impact on basic earnings per share of the adoption of this amendment on January 1, 2009 was immaterial.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7 of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2009 and incorporated by reference herein. There were no changes to our critical accounting policies except as follows.

On January 1, 2008 we adopted a new accounting standard regarding fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB issued a one-year deferral of the new fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis at the time of issuance and accordingly, we adopted the remainder of the new standard on January 1, 2009. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. This new fair value standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The fair value standard applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is intended to increase the consistency of those measurements. Accordingly, this new fair value standard does not require any new fair value measurements. As of September 30, 2009, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis.

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

Commodity Price Risk: At September 30, 2009, we held natural gas forwards, with an unfavorable fair value of $0.8, which will be reclassified into Manufacturing Cost of Sales through August 2010 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.5 in the value of the swaps.

Interest Rate Risk: At September 30, 2009, our outstanding borrowings consisted of $15.0 of short-term borrowings and $690.0 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $690.0 and $690.4, respectively, and a fair value of approximately $697.5.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2009, would increase/decrease interest expense by less than $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2009, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2009, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $130.0. The net favorable fair value of currency contracts, based on forward exchange rates at September 30, 2009, was approximately $6.3. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2009 would decrease by approximately $13.5. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

In September 2005, we entered into €207.9 of five year cross currency swaps and €207.9 of ten year cross currency swaps to effectively convert the five-year notes and ten-year notes into Euro-denominated liabilities. The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid U.S. dollars to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive U.S. dollars. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed U.S. dollar interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. Both currency swaps were designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the U.S. dollar to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. The net credit of $5.5 recorded in accumulated other comprehensive income on the de-designation date related to the five year swaps will be amortized into earnings over the remaining term of the related Euro-denominated intercompany loans. Prospective changes in the fair value of the five year swaps since the date of de-designation are reported in earnings. The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed U.S. dollar interest payments. With respect to the two year swaps, we will receive 3.78% per annum and will pay 3.69% per annum on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges. The fair value of the two year swaps is calculated each quarter with changes in fair value reported in earnings. We expect the earnings impact related to future changes in the fair value of the two year swaps to substantially offset the earnings impact related to future changes in the fair value of the five year swaps.

At September 30, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $42.6 $(50.3), and $(39.8), respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 15 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$5.1
Euro interest rate curve	-10%	(5.2)
USD interest rate curve	+10%	(4.5)
USD interest rate curve	-10%	4.5
Euro/USD exchange rate	+10%	(40.3)
Euro/USD exchange rate	-10%	40.3

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At September 30, 2009, we had no designated forward contracts.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

In addition to those risk factors listed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, those risks related to our business and finances set forth in our prospectus supplement dated September 30, 2009, and filed with the SEC on July 1, 2009 (file number: 333-160325) are incorporated by referenced herein and could also materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Item 6.	EXHIBITS

(a).	Exhibits

See Exhibit Index on page 40 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and
Chief Financial Officer

October 28, 2009

Exhibit Index

10.2(f)	Executive Income Continuity Plan, as amended and restated October 16, 2009 (filed herewith).

10.2(g)	Key Manager Income Continuity Plan, as amended and restated October 16, 2009 (filed herewith).

12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2009 and 2008

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002