Form 10-Q
period 2010-03-31
CYTEC INDUSTRIES INC/DE/
filed 2010-04-26
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 48,961,941 shares of common stock outstanding at April 21, 2010.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$786.8	$612.0
Manufacturing cost of sales	623.2	497.8
Selling and technical services	48.3	49.4
Research and process development	17.7	17.9
Administrative and general	28.9	29.6
Amortization of acquisition intangibles	9.5	9.2
Gain on sale of assets	—	1.6

Earnings from operations	59.2	9.7
Other (expense)/income, net	(0.3)	(3.2)
Net loss on early extinguishment of debt	(0.7)	—
Equity in earnings of associated companies	0.1	0.2
Interest expense, net	8.1	5.6

Earnings before income taxes	50.2	1.1
Income tax provision	24.4	1.0

Net earnings	25.8	0.1

Less: Net earnings attributable to noncontrolling interests	(1.0)	(0.2)

Net earnings/(loss) attributable to Cytec Industries Inc.	$24.8	$(0.1)

Earnings/(loss) per share attributable to Cytec Industries Inc.
Basic earnings/(loss) per common share	$0.51	$(0.00)
Diluted earnings/(loss) per common share	$0.50	$(0.00)

Dividends per common share	$0.0125	$0.125

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$261.9	$261.7
Trade accounts receivable, less allowance for doubtful accounts of $6.1 and $6.6 in 2010 and 2009, respectively	425.1	374.2
Other accounts receivable	51.1	58.4
Inventories	381.0	351.9
Deferred income taxes	35.5	41.3
Currency swap receivable	17.2	34.4
Other current assets	23.9	19.0

Total current assets	1,195.7	1,140.9

Investment in associated companies	20.4	21.5
Plants, equipment and facilities, at cost	2,298.3	2,310.0
Less: accumulated depreciation	(1,141.6)	(1,133.8)

Net plant investment	1,156.7	1,176.2

Acquisition intangibles, net of accumulated amortization of $217.4 and $214.8 in 2010 and 2009, respectively	375.5	399.5
Goodwill	685.2	701.9
Deferred income taxes	9.0	11.9
Other assets	106.9	107.5

Total assets	$3,549.4	$3,559.4

Liabilities
Current liabilities
Accounts payable	$347.4	$276.4
Short-term borrowings	11.6	10.4
Current maturities of long-term debt	16.8	16.7
Accrued expenses	184.5	202.2
Income taxes payable	12.2	19.2
Currency swap payable	29.1	45.3
Deferred income taxes	2.2	5.2

Total current liabilities	603.8	575.4

Long-term debt	643.7	658.4
Pension and other postretirement benefit liabilities	369.5	388.8
Other noncurrent liabilities	290.4	309.7
Deferred income taxes	67.8	64.0
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,316,913	0.5	0.5
Additional paid-in capital	449.7	451.0
Retained earnings	1,147.5	1,123.2
Accumulated other comprehensive gain/(loss)	(7.2)	16.0
Treasury stock, at cost, 377,052 shares in 2010 and 594,134 shares in 2009	(20.2)	(31.8)

Total Cytec Industries Inc. stockholders’ equity	1,570.3	1,558.9

Noncontrolling interests	3.9	4.2
Total equity	1,574.2	1,563.1

Total liabilities and stockholders’ equity	$3,549.4	$3,559.4

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities
Net earnings	$25.8	$0.1
Non cash items included in net earnings:
Depreciation	27.3	28.1
Amortization	11.3	10.8
Share-based compensation	2.9	2.1
Deferred income taxes	12.2	(13.0)
Gain on sale of assets	(2.3)	(1.6)
Loss on early extinguishment of debt	0.7	—
Unrealized gain on derivative instruments	—	(5.8)
Other	(0.1)	(0.2)
Changes in operating assets and liabilities:
Trade accounts receivable	(58.0)	52.8
Other receivables	6.7	13.0
Inventories	(35.2)	44.0
Other assets	(3.0)	(11.4)
Accounts payable	83.7	(33.6)
Accrued expenses	(17.4)	(18.0)
Income taxes payable	(1.4)	(4.6)
Other liabilities	(15.1)	(0.3)

Net cash provided by operating activities	38.1	62.4

Cash flows (used in) provided by investing activities
Additions to plants, equipment and facilities	(29.0)	(63.5)
Net proceeds received on sale of assets	1.7	5.7

Net cash used in investing activities	(27.3)	(57.8)

Cash flows (used in) provided by financing activities
Proceeds from long-term debt	—	70.0
Payments on long-term debt	(15.2)	(71.0)
Change in short-term borrowings	1.2	(13.7)
Cash dividends	(1.9)	(5.9)
Proceeds from the exercise of stock options	6.7	1.5
Excess tax benefits from share-based payment arrangements	0.8	—

Net cash used in financing activities	(8.4)	(19.1)

Effect of currency rate changes on cash and cash equivalents	(2.2)	(2.8)

Net increase/(decrease) in cash and cash equivalents	0.2	(17.3)
Cash and cash equivalents, beginning of period	261.7	55.3

Cash and cash equivalents, end of period	$261.9	$38.0

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K. Unless indicated otherwise, the terms “Company”, “Cytec”, “we”, “us” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. DIVESTITURES

In the first quarter of 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.6 ($1.0 after-tax). The gain is recorded in net gain on sales of assets in the accompanying statement of income.

Also in the first quarter of 2009, we decided to pursue strategic alternatives for our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expected to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2 which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services. In the second quarter of 2009, we sold our polyurethane product line assets in Asia for $1.8 of which $1.2 was received in cash and $0.6 represents a promissory note from the purchaser.

3. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Aggregate restructuring charges/(credits) included in the statements of income were recorded by line item as follows:

	For the three months ended March 31,
	2010	2009
Manufacturing cost of sales	$(0.3)	$2.1
Selling and technical services	(0.1)	0.5
Research and process development	0.0	0.2
Administrative and General	0.0	0.4

Total	$(0.4)	$3.2

Details of 2009 restructuring initiatives are as follows:

In 2009, we initiated restructuring actions across all segments and corporate functions. These actions were taken in response to the downturn in the global economy, which especially impacted the automotive, construction and general industrial markets that we serve, and led to a significant reduction in our sales and operating profitability. The following summarizes the details of the restructuring initiatives launched in 2009, which resulted in $91.9 of restructuring charges for the year ended December 31, 2009.

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

The above manufacturing restructuring initiatives include the elimination of 366 positions.

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $4.4 of restructuring expenses for severance and employee benefits related to the elimination of 235 positions.

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

For the three months ended March 31, 2010, we recorded a net favorable adjustment of $0.4 related to our 2009 restructuring initiatives. The net benefit of $0.4 is comprised of $1.0 benefit related to the sale of our facility in La Llagosta, Spain, which was completed in March 2010 at more favorable terms than anticipated, offset by $0.6 charges for additional costs incurred during the first quarter of 2010 related to other initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed in waves throughout 2010 and 2011.

The remaining reserve at March 31, 2010 of $18.6 relating to 2009 restructuring initiatives is expected to be paid through 2011.

Details of 2008 restructuring initiatives are as follows:

In 2008, as a cost reduction initiative and to align our cost structure to the declining demand environment at that time, we decided to restructure certain activities of our Coating Resins segment. These initiatives resulted in restructuring charges of $11.1 for the twelve months ended December 31, 2008, which primarily relates to severance for the 93 eliminated positions. These initiatives were completed in 2008. In 2009, the remaining balance of $0.9 was reversed as a result of actual costs being less than our forecast. All costs have been paid in full as of December 31, 2009.

Details of 2007 restructuring initiatives are as follows:

In 2007, we initiated restructuring actions across our Specialty Chemicals segments to exit several mature product lines manufactured at our Willow Island, West Virginia and Wallingford, Connecticut facilities. As a result, we recorded total restructuring charges of $7.0 in 2007 and 2008. These initiatives were completed in 2008. In 2009, the remaining balance of $0.6 was reversed as a result of actual costs being less than our forecast. All costs have been paid in full as of December 31, 2009.

	2007 Restructuring Initiatives	2008 Restructuring Initiatives	2009 Restructuring Initiatives		Total
Balance December 31, 2008	$ 2.0	$ 4.3	$ —		$ 6.3
2009 charges/(credits)	(0.6)	(0.9)	91.9		90.4
Non-cash items	—	—	(30.6)	(1)	(30.6)
Cash payments	(1.4)	(3.3)	(31.0)		(35.7)
Currency translation adjustments	—	(0.1)	1.3		1.2
Other adjustments	—	—	(0.8)	(2)	(0.8)
Balance December 31, 2009	$ —	$ —	$30.8		$30.8
1st quarter charges/(credits)	—	—	(0.4)		(0.4)
Cash payments	—	—	(10.9)		(10.9)
Currency translation adjustments	—	—	(0.9)		(0.9)
Balance March 31, 2010	$ —	$ —	$18.6		$18.6

(1)	Represents accelerated depreciation of plant assets and impairment of the land at our facility in La Llagosta, Spain.
(2)	Represents a reclass of an environmental related restructuring accrual to environmental liabilities.

4. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“stock-settled SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the quarters ended March 31, 2010 and 2009 are noted in the following table:

	2010	2009
Expected life (years)	6.1	6.7
Expected volatility	43.3%	48.2%
Expected dividend yield	0.19%	2.23%
Risk-free interest rate	3.75%	2.7%
Weighted-average fair value per option	$16.68	$8.58

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As share-based compensation recognized in the consolidated statement of income is based on awards ultimately expected to vest, we incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), stock appreciation rights (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2010, there are approximately 6,500,000 shares reserved for issuance under the 1993 Plan.

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

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2010 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,822,411	$39.67
Granted	452,815	37.59
Exercised	(210,620)	31.25
Forfeited	(31,248)	39.90
Outstanding at March 31, 2010	4,033,358	$39.88	6.1	$37.8
Exercisable at March 31, 2010	2,997,940	$41.85	5.0	$23.8

Nonvested Options and Stock-Settled SARS:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2010	1,093,615	$12.84
Granted	452,815	16.68
Vested	(508,447)	14.55
Forfeited	(2,565)	11.13

Nonvested at March 31, 2010	1,035,418	$13.67

During the three months ended March 31, 2010, we granted 452,815 shares of stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the three months ended March 31, 2010 and 2009 was $16.68 and $8.58 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.9 and $1.8 during the three months ended March 31, 2010 and 2009, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2010 and 2009 was $2.5 and $0.1, respectively. Treasury shares have been utilized for stock option exercises. The total fair value of stock options and stock-settled SARS vested during the three months ended March 31, 2010 and 2009 was $7.4 and $9.5, respectively.

As of March 31, 2010, there was $11.2 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.4 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of March 31, 2010 and December 31, 2009 was approximately $0.3 and $0.2, respectively.

Cash received (for stock options only) and the tax benefit realized from stock options and stock–settled SARS exercised and deferred shares issued were $6.6 and $1.0 for the three months ended March 31, 2010 and $1.5 and $0.0 for the three months ended March 31, 2009, respectively. Cash used to settle cash-SARS exercises for the three months ended March 31, 2010 was immaterial at less than $0.1. There were no cash-SARS exercises for the three months ended March 31 2009. The liability related to our cash-settled SARS was $2.2 at March 31, 2010 and $1.7 at December 31, 2009.

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units, and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. During the three months ended March 31, 2010, we granted 60,525 units of non-vested stock units. The total amount of share-based compensation expense recognized for non-vested shares, non-vested units, and performance stock for the three months ended March 31, 2010 and 2009 was $0.4 and $0.2, respectively.

As of March 31, 2010 and December 31, 2009, our additional paid-in capital pool (“APIC Pool”) was $70.6 and $69.9, respectively.

5. EARNINGS PER SHARE (EPS)

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

The following shows the reconciliation of weighted-average shares:

Three months ended, March 31	2010	2009
Weighted average shares outstanding	49,078,282	47,482,131
Effect of dilutive shares:
Options and stock-settled SARS	389,668	—
Non-vested shares and units	41,746	—

Adjusted average shares outstanding	49,509,696	47,482,131

Since the results for the three months ended March 31, 2009 were a loss, all per share calculations are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive. Outstanding stock options to purchase 759,869 and 2,542,114 shares of common stock for the three months ended March 31, 2010 and 2009, respectively, were excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share. In addition, 1,404,244 and 1,472,811 of outstanding stock-settled SARS for the three months ended March 31, 2010 and 2009, respectively, were excluded from the above calculation due to their anti-dilutive effect on earnings per share.

6. INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Finished goods	$245.4	$234.8
Work in progress	32.9	33.6
Raw materials and supplies	102.7	83.5

Total inventories	$381.0	$351.9

7. DEBT

Long-term debt, including the current portion, consisted of the following:

	March 31, 2010		December 31, 2009
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2012	$—	$—	$—	$—
5.5% Notes Due October 1, 2010	15.4	15.4	15.4	15.4
4.6% Notes Due July 1, 2013	142.8	143.3	157.2	157.8
6.0% Notes Due October 1, 2015	250.0	249.6	250.0	249.6
8.95% Notes Due July 1, 2017	250.0	249.4	250.0	249.4
Other	2.8	2.8	2.9	2.9

	$661.0	$660.5	$675.5	$675.1
Less: Current maturities	(16.8)	(16.8)	(16.7)	(16.7)

Long-term Debt	$644.2	$643.7	$658.8	$658.4

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the first quarter of 2010, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $14.5 for a total purchase price of $15.2 including accrued interest, resulting in a loss of $0.7. Net loss from our debt repurchases is included in net loss on early extinguishment of debt in the accompanying statement of income.

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

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at March 31, 2010. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense.

The weighted-average interest rate on all of our debt was 6.58% and 3.97% as of March 31, 2010 and 2009, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2010 and 2009 was 1.02% and 2.11%, respectively.

8. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2010 and December 31, 2009, the aggregate environmental related accruals were $102.8 and $105.4, respectively. As of March 31, 2010 and December 31, 2009, $5.5 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2010 and 2009 was $1.2 and $0.7, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, may from time to time adjust our environmental related accruals. During the three months ended March 31, 2010, based on additional information generated by site evaluations, we increased our environmental related accruals by approximately $1.8, primarily related to operating sites in the U.S and Europe.

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

A further discussion of environmental matters can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of March 31, 2010 and December 31, 2009, the aggregate self-insured and insured contingent liability was $60.2 and $60.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $25.2 at March 31, 2010 and $28.0 at December 31, 2009. The asbestos liability included in the above amounts at March 31, 2010 and December 31, 2009 was $44.9 and $45.0, respectively, and the insurance receivable related to the liability as well as claims for past payments was $24.3 at March 31, 2010 and $26.5 at December 31, 2009. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Number of claimants at beginning of period	8,000	8,100
Number of claimants associated with claims closed during period	—	(200)
Number of claimants associated with claims opened during period	—	100

Number of claimants at end of period	8,000	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

During the third quarter of 2009, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables. This study which updated our last study prepared in the third quarter of 2006, is based on, among other things, the incidence and nature of historical claims data through June 30, 2009, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

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

Lead Pigment

Over the past 15 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. Eight cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant. We believe that the eight remaining suits against us are without merit, and we are vigorously defending them.

Seven of the remaining lead suits are for personal injury claims and have been filed against us in Wisconsin. In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven other courts have previously rejected the applicability of this and similar doctrines to white lead pigment. The trial court’s dismissal of the plaintiff’s strict liability and negligent design defect causes of action for white lead carbonate in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., one of the Wisconsin lead cases, was affirmed by the Wisconsin Court of Appeals in October 2007 and by the Wisconsin Supreme Court in July 2009. The decision in this case together with our non-existent or diminutive market share reinforces our belief that we have no liability in any of the Wisconsin cases, and accordingly, we have not recorded a loss contingency.

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

A further discussion of other contingencies can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2009 are set forth in Note 11 of the Notes to Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

9. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, are as follows:

	Three Months Ended March 31,
	2010	2009
Net earnings	$25.8	$0.1
Other comprehensive income (loss):
Accumulated pension liability	8.8	0.7
Unrealized loss on cash flow hedges	(4.1)	(8.5)
Foreign currency translation adjustments	(27.8)	(57.3)

Comprehensive income/(loss)	2.7	(65.0)

Comprehensive income attributable to noncontrolling interest	1.1	—

Comprehensive income/(loss) attributable to Cytec Industries Inc.	$1.6	$(65.0)

10. INCOME TAXES

The effective tax rate for the three months ended March 31, 2010 was a tax provision of 48.6% ($24.4) compared to 90.9% ($1.0) for the three months ended March 31, 2009. For the three months ended March 31, 2010, the rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation as further discussed below. The underlying estimated annual income tax rate for the three months ended March 31, 2010 was 31.8% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 32.5% including such interest.

For the three months ended March 31, 2009, the rate was unfavorably impacted by the zero tax benefit given to restructuring costs related to our decision to exit our polyurethane product line operations in Asia. The effective income tax rate for the first quarter of 2009 also includes a limited tax benefit for other restructuring charges.

In January 2008, the Norwegian Supreme Court denied our request to reconsider a Norwegian krone 84.0 ($14.1) tax assessment with respect to a restructuring of certain European operations. As of March 31, 2010, we have a remaining tax liability of Norwegian krone 15.2 ($2.6) of which approximately 7.0 Norwegian krone ($1.2) relates to pre-2005 taxable periods with the balance payable in subsequently filed tax returns without interest.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a U.S. Medicare prescription drug benefit and a tax-free federal subsidy to companies that sponsored retiree health care plans. Pursuant to The Patient Protection and Affordable Care Act, as signed into law on March 23, 2010, as amended by the Health Care and Education Affordability and Reconciliation Act of 2010 on March 30, 2010, the U.S. tax deductible prescription drug costs will now be reduced by the aforementioned federal subsidy. The impact of this legislation will reduce the future tax deductions with respect to our prescription drug benefit costs. Accordingly, we recorded an $8.3 charge to tax expense from continuing operations in the first quarter of 2010 to reflect the reduction in the related deferred tax asset.

As of March 31, 2010, the amount of unrecognized tax benefits is $38.9 (gross) of which $20.1 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2009 was $37.9 (gross) of which $19.8 would impact our effective tax rate, if recognized. During the first quarter, our unrecognized tax benefits were reduced by $0.8 as result of the impact of foreign exchange. The unrecognized tax benefits increased by $1.8 due to current year activity.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had a liability for the payment of interest (gross), of approximately $6.9 as of December 31, 2009, which increased an additional $0.5 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $7.4 as of March 31, 2010.

11. OTHER FINANCIAL INFORMATION

On January 28, 2010, our Board of Directors declared a quarterly cash dividend of $0.0125 per common share, payable on February 25, 2010 to stockholders of record as of February 10, 2010. Cash dividends paid in the first quarters of 2010 and 2009 were $1.9 and $5.9, respectively. On April 16, 2009 our Board of Directors reduced our quarterly dividend by 90% as a result of the global economic recession from $0.125 per common share to $0.0125 per common share. On April 22, 2010, our Board of Directors declared a $0.0125 per common share cash dividend, payable on May 25, 2010 to shareholders of record as of May 10, 2010.

Taxes paid for the three months ended March 31, 2010 and 2009 were $18.4 and $16.6, respectively. Interest paid for the three months ended March 31, 2010 and 2009 was $11.0 and $5.2, respectively. Interest income for the three months ended March 31, 2010 and 2009 was $1.8 and $1.7, respectively.

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other (expense)/income, net in the accompanying statements of income.

12. SEGMENT INFORMATION

Summarized segment information for our five segments for the three months ended March 31 is as follows:

	Three months ended March 31,
	2010	2009
Net Sales:
Coating Resins	$341.4	$246.7
Additive Technologies
Sales to external customers	62.3	50.9
Intersegment sales	0.3	—
In Process Separation	65.1	55.9
Engineered Materials	177.7	191.6
Building Block Chemicals
Sales to external customers	140.3	66.9
Intersegment sales	7.0	4.9

Net sales from segments	794.1	616.9
Elimination of intersegment revenue	(7.3)	(4.9)

Total consolidated net sales	$786.8	$612.0

Three months ended March 31,	2010	% of Sales	2009	% of Sales
Earnings/(loss) from operations:
Coating Resins	$16.8	5%	$(20.3)	-8%
Additive Technologies	8.4	13%	0.6	1%
In Process Separation	14.9	23%	4.8	9%
Engineered Materials	21.0	12%	33.1	17%
Building Block Chemicals	4.1	3%	3.2	4%

Earnings from segments	65.2	8%	21.4	3%
Corporate and Unallocated, net (1)	(6.0)		(11.7)

Total earnings from operations	$59.2	8%	$9.7	2%

(1)	2010 includes a net pre-tax credit of $0.4 primarily related to a net favorable adjustment of previously recorded restructuring liabilities. 2009 includes pre-tax charges of $3.2 associated with various organizational restructuring initiatives across our Specialty Chemical segments and corporate operations. 2009 also includes a pre-tax gain of $1.6 associated with the sale of certain of our polyurethane product line assets in Europe and a pre-tax charge of $1.6 primarily related to the accelerated depreciation of assets associated with the exit of our polyurethane product line in Asia.

13. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2009:
Goodwill	757.3	19.6	53.2	256.8	1,086.9
Accumulated impairment charges	(385.0)	—	—	—	(385.0)

	$372.3	$19.6	$53.2	$256.8	$701.9

Currency exchange	(14.2)	—	(0.7)	(1.8)	(16.7)

Balance, March 31, 2010:
Goodwill	743.1	19.6	52.5	255.0	1,070.2
Accumulated impairment charges	(385.0)	—	—	—	(385.0)

	$358.1	$19.6	$52.5	$255.0	$685.2

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2010	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Technology-based	15.2	$55.1	$55.9	$(32.8)	$(32.3)	$22.3	$23.6
Marketing-related	< 2.0	2.0	2.1	(2.0)	(2.1)	—	—
Marketing-related	15.5	63.5	65.0	(26.1)	(25.6)	37.4	39.4
Marketing-related	40.0	44.8	47.5	(4.2)	(4.2)	40.6	43.3
Customer-related	15.0	427.5	443.8	(152.3)	(150.6)	275.2	293.2

Total		$592.9	$614.3	$(217.4)	$(214.8)	$375.5	$399.5

Amortization of acquisition intangibles for the three months ended March 31, 2010 and 2009 was $9.5 and $9.2, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the 2010 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2010	2011	2012	2013	2014	2015
Intangibles Amortization Expense	$38.0	$38.0	$37.9	$37.3	$36.9	$34.6

14. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2010, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments therefore, all changes in fair values are reported in other (expense)/income, net.

At March 31, 2010, net contractual amounts of forward contracts outstanding translated into U. S. dollar (“USD”) amounts of $160.0. Of this total, $136.4 was attributed to the exposure in forward selling/purchase of USD. The remaining $23.6 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net (unfavorable)/favorable fair values of currency contracts, based on forward exchange rates at March 31, 2010 and December 31, 2009 were ($0.8) and $0.5, respectively.

We use cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities. The loan amounts are €207.9 and €207.9 due October 1, 2010 and October 1, 2015, respectively. Since the loans are denominated in Euros, we have foreign exchange exposure upon remeasurement to USD. We originally hedged this foreign exchange exposure by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) that settle on October 1, 2010 (“five year swaps”) and October 1, 2015 (“ten year swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchanges on each of October 1, 2010 and October 1, 2015, we will pay €207.9 and receive $250.0. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The five and ten year swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. At inception, the five and ten year swaps were designated as cash flow hedges of the Euro loans. In November 2008, the five year swaps were de-designated as cash flow hedges, due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. A net after-tax credit of $5.5 remained in other comprehensive income on the de-designation date representing the unrealized gain associated with the five year swaps. As it is probable that the original hedged forecasted transaction will occur, this $5.5 of unrealized gains is being reclassified into earnings on a straight line basis over the remaining life of the previously hedged transaction, which was 23 months as of the de-designation date. The remaining amount of other comprehensive income at March 31, 2010 which will be amortized to income in the future is $1.5, all of which will be amortized over the next six months.

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

At March 31, 2010, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $17.6, $(27.6), and $(25.9), respectively, and at December 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $34.8, $(44.7), and $(41.6), respectively.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges of our forecasted natural gas purchases and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other (expense)/income, net in the current period. During the three months ended March 31, 2010 and March 31, 2009 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other (expense)/income, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contracts remains in accumulated other comprehensive income and is recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other (expense)/income, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At March 31, 2010, we held natural gas forwards to purchase 2,800,000 MMBtu of gas with an unfavorable fair value of $3.2 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through March 2011 as the hedged natural gas purchases affect earnings.

At March 31, 2010, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2010, we did not have any significant concentration of credit risk arising from our derivative instruments.

Net Investment Hedge Activities

The value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), is affected by foreign exchange movements in the U.S. dollar value of the Euro. To hedge this foreign currency exposure inherent in a net investment in such foreign operation, a portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a net investment hedge of Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At March 31, 2010, we had no designated forward contracts. For the three months ended March 31, 2010 and 2009, $5.1 and $2.0, net of tax, respectively, related to remeasurement of intercompany loans designated as a net investment hedge was recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain, respectively.

Following is a summary of the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural Gas Forwards			Other current assets	$0.3	Accrued expenses	$3.2
Cross currency swaps (1)	Other current assets	$1.2	Other current assets	0.4	Other noncurrent liabilities	27.1	Other noncurrent liabilities	$42.0

Total derivatives designated as hedging instruments:		$1.2		$0.7		$30.3		$42.0

Derivatives not designated as hedging instruments:
Cross currency swaps (2)	Currency swap receivable	$17.2	Currency swap receivable	$34.4	Currency Swap payable	$29.1	Currency Swap payable	$45.3
	Other current assets	1.9	Other current assets	1.0
Foreign currency forwards	Other current assets	3.2	Other current assets	2.4	Accrued expenses	4.0	Accrued expenses	1.9

Total derivatives not designated as hedging instruments:		$22.3		$37.8		$33.1		$47.2

Total derivatives		$23.5		$38.5		$63.4		$89.2

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31			Three Months Ended March 31			Three Months Ended March 31
	2010	2009		2010	2009		2010	2009
Natural Gas Forwards	$(2.5)	$(3.9)	Manufacturing cost of sales	$(1.1)	$(5.6)	Other (expense) income, net	$—	$0.1
Cross currency swaps (1)	9.3	2.2	Other (expense) income, net	17.2	18.0

Total	$6.8	$(1.7)		$16.1	$12.4		$—	$0.1

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31
		2010	2009
Foreign currency forwards	Other (expense) income, net	$(1.6)	$1.5
Cross currency swaps (2)	Other (expense) income, net	(1.0)	(0.8)
Cross currency swaps (2)	Interest expense/(income), net	1.0	1.0
Cross currency swaps (3)	Interest expense/(income), net	1.2	1.2

Total		($0.4)	$2.9

(1)	Ten year swap

(2)	Two and five year swaps.

(3)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

Fair Value Measurements

We determine the appropriate level in the fair value input hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at March 31, 2010 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(0.8)
Cross currency swaps	(35.9)
Natural gas forwards	(3.2)

Total	$(39.9)

As of March 31, 2010, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three months ended March 31, 2010. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

15. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$2.4	$2.3	$0.4	$0.3
Interest cost	11.3	11.6	2.7	2.9
Expected return on plan assets	(11.4)	(11.2)	(0.8)	(0.9)
Net amortization	4.2	3.9	(2.6)	(2.6)

Net periodic cost	$6.5	$6.6	$(0.3)	$(0.3)

We disclosed in our 2009 Annual Report on Form 10-K that we expected to contribute $63.5 and $12.1, respectively, to our pension and postretirement plans in 2010. Through March 31, 2010, $16.0 and $3.1 in contributions were made, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2010 and 2009 were $7.6 and $7.5, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

We are a global specialty chemicals and materials company and sell our products to diverse major markets for aerospace composites, structural adhesives, automotive and industrial coatings, chemical intermediates, electronics, inks, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis.

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

The downturn in the global economy beginning in the fourth quarter of 2008 led to a dramatic reduction in demand for our products across many of our industrial markets, which resulted in a significant decrease in earnings starting in the fourth quarter of 2008. Beginning in January 2009, we initiated various restructuring initiatives within our Specialty Chemical segments and corporate service functions. We have substantially completed these actions to reduce our structural costs and the elimination of these positions as of December 31, 2009. In addition, in the second and third quarters of 2009, we also initiated restructuring actions within our Engineered Materials segment to respond to lower demand due to inventory destocking and sharper than expected decline in business and regional jet build rates. We estimate that the aforementioned structural cost reduction actions as well as actions initiated in prior years improved our 2009 results by approximately $50.0 and the expected full year annualized rate of savings is approximately $120.0. In addition to these restructuring initiatives, we implemented additional short-term cost reduction and liquidity improvement measures across our operations in 2009. These short-term measures include the implementation of furloughs in certain production facilities in order to better align our cost structure with the reduced demand in 2009, a global salary freeze and bonus limitations, except as required by local law and contracts, and suspension of the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective May 1, 2009. We estimate that these short-term actions improved our 2009 operating earnings by approximately $76.0. As a result of improved profitability and cash flow, we reinstated our annual merit increase and matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective April 1, 2010.

Quarter Ended March 31, 2010 Compared With Quarter Ended March 31, 2009

Consolidated Results

Net sales for the first quarter of 2010 were $786.8 compared with $612.0 for the first quarter of 2009. Overall, sales were up 29% driven by volume increases of 22%, selling price increases of 4%, and favorable exchange rate changes of 3%. Coating Resins, Additive Technologies, and In Process Separation sales were up primarily due to higher volumes and to a lesser extent the favorable impact of exchange rate changes, partially offset by selling price decreases. Engineered Materials sales were down principally due to lower selling volumes driven primarily by build rate reductions in the business jet and a temporary decline in military sectors. Building Block Chemicals sales increased due to higher selling prices and higher volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $623.2, or 79.2% of sales in the first quarter of 2010, compared with $497.8, or 81.3% of sales in the first quarter of 2009. The 2.1% decrease in manufacturing cost as a percent of sales is primarily due to lower restructuring charges, lower manufacturing costs due to our cost saving initiatives, and favorable fixed manufacturing cost leverage due to higher volumes. Manufacturing costs increased $125.4 with $81.4 related to higher selling volumes, and $37.5 related to higher raw material costs. Manufacturing cost of sales was also unfavorably impacted by $14.8 due to unfavorable changes in exchange rates, of which $8.6 is attributable to raw materials and $6.2 is attributable to freight, warehousing and fixed manufacturing costs. The first quarter of 2010 includes a net favorable restructuring adjustment of $0.3 while the first quarter of 2009 includes a restructuring charge of $2.1. Manufacturing cost of sales in the first quarter of 2009 also includes $4.0 of expenses related to an update to our environmental contingent liabilities and $1.2 of incremental accelerated depreciation related to our decision to divest our polyurethane product line assets in Asia. See Note 3 to the consolidated financial statements for additional detail on restructuring charges.

Selling and technical services was $48.3 in the first quarter of 2010 versus $49.4 in the first quarter of 2009. Research and process development was $17.7 versus $17.9 in the prior year. Administrative and general expenses were $28.9 versus $29.6 in the prior year. Changes in exchange rates increased costs in the first quarter of 2010 by $2.2, $0.7, and $0.8 for selling and technical, research and process development, and administrative and general expenses, respectively. Operating expenses in the first quarter 2010 reflect $3.3 of net savings as compared to 2009 related to cost savings measures instituted in 2009. In addition, operating expenses in first quarter of 2010 includes a net favorable restructuring adjustment of $0.1 as compared to a net restructuring charge of $1.1 in 2009. See Note 3 to the consolidated financial statements for additional detail.

Amortization of acquisition intangibles was $9.5 in the first quarter of 2010 versus $9.2 in the first quarter of 2009 due to increases in Coating Resins amortization resulting from unfavorable changes in exchange rates.

In the first quarter of 2009, the gain on sale of assets of $1.6 was attributable to the sale of certain of our polyurethane product line assets in Europe. See Note 2 of the consolidated financial statements for further information.

Other (expense) income, net was expense of $0.3 in the first quarter of 2010 compared with $3.2 in the first quarter of 2009. The decrease in net expense is primarily due to $2.3 of gain related to sale of real estate and lower foreign exchange losses of $0.9 partially offset by a net increase in environmental charges of $1.4 as compared to prior year.

Net loss on early extinguishment of debt of $0.7 in 2010 relates to the loss incurred on the repurchase of $14.5 carrying amount of our 4.6% notes with an original maturity of July 1, 2013 for a purchase price of $15.2 including accrued interest.

Equity in earnings of associated companies was $0.1 versus $0.2 in the prior year.

Interest expense, net was $8.1 in the first quarter of 2010 compared with $5.6 in the first quarter of 2009. The increase includes $5.6 of higher interest associated with our 8.95% notes due 2017 and $0.8 of lower capitalized interest as compared to 2009 due to a lower level of capital expenditures in 2010 eligible for interest capitalization. These increases were partially offset by $3.2 of lower interest associated with our 2009 repurchase of 5.5% notes due 2010, $0.6 of lower interest related to our repurchase of 4.6% notes due 2013, and $0.2 of lower interest related to lower revolving credit facility borrowing as compared to 2009.

The effective tax rate for the three months ended March 31, 2010 was a tax provision of 48.6% ($24.4) compared to 90.9% ($1.0) for the three months ended March 31, 2009. For the three months ended March 31, 2010, the rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation. See Note 10 to the consolidated financial statements for additional detail on the impact of U.S. health care legislation. The underlying estimated annual income tax rate for the three months ended March 31, 2010 was 31.8% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 32.5% including such interest.

For the three months ended March 31, 2009, the rate was unfavorably impacted by the zero tax benefit given to restructuring costs related to our decision to exit our polyurethane product line operations in Asia. The effective income tax rate for the first quarter of 2009 also includes a limited tax benefit for certain other restructuring charges.

Net earnings for 2010 was $24.8 ($0.50 per diluted share), an increase compared to the net loss of $0.1 ($0.00 per diluted share) in 2009. Included in the first quarter of 2010 was a net $0.4 after-tax benefit related to a net favorable adjustment to our restructuring costs, and a tax expense of $8.3 related to the enactment of U.S. health care legislation. Included in the first quarter of 2009 was a $2.2 after-tax expense related to restructuring costs, $1.0 after-tax gain related to the sale of certain of our polyurethane assets in Europe and a $1.6 of after-tax expense related to the exit of our polyurethane product line assets in Asia of which $1.2 represents incremental accelerated depreciation of certain assets at the site and $0.4 represents additional expenses associated with the exit.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by product line segment and region are set forth below.

Coating Resins

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$73.8	$63.6	16%	-13%	29%	0%
Latin America	15.1	9.7	56%	-21%	76%	1%
Asia/Pacific	77.5	45.7	70%	-11%	76%	5%
Europe/Middle East/Africa	175.0	127.7	37%	-6%	36%	7%

Total	$341.4	$246.7	38%	-9%	42%	5%

Overall sales were up 38% primarily due to increased selling volumes of 42%, reflecting higher volumes across all regions and all product lines due to improved demand reflecting signs of economic recovery with customers re-stocking after taking significant inventory controls in the previous year. First quarter of 2009 reflects the impact from the global recession which had led to destocking activities and depressed demand in the industrial coating markets particularly automotive and construction. For 2010, favorable changes in exchange rates increased sales by 5%. Overall selling prices were down 9%, reflecting lower prices across all regions and all product lines due to competitive pressure and lower raw material costs. Sales were up 43% for liquid coating resins reflecting strong demand recovery in Asia and Europe, primarily in automotive and industrial sectors. Sales were up 25% for Radcure also reflecting improved demand in Asia and Europe, especially for specialty products.

Earnings from operations were $16.8 or 5% of sales in 2010, compared with loss from operations of $20.3 or -8% of sales in 2009. The $37.1 increase in earnings is principally due to the favorable impacts of $45.3 due to higher selling volumes, $14.0 due to lower raw material costs, $2.9 due to lower manufacturing and operating expenses from our cost saving initiatives, and $1.7 due to favorable fixed cost absorption into inventory reflecting increased volumes. These positive impacts were partially offset by unfavorable impacts of $23.0 from lower selling prices, $2.4 from higher freight costs due to higher selling volumes, and $1.2 from changes in exchange rates.

Additive Technologies

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$24.7	$21.2	17%	0%	16%	1%
Latin America	4.2	3.9	8%	0%	8%	0%
Asia/Pacific	14.9	10.3	45%	0%	40%	5%
Europe/Middle East/Africa	18.5	15.5	19%	3%	11%	5%

Total	$62.3	$50.9	22%	1%	18%	3%

Overall sales were up 22%, primarily due to increased selling volumes of 18%, reflecting higher volumes across all regions and in both the polymer additives and specialty additives product lines due to improved economic conditions. Excluding the divestiture impact of our polyurethane product line in 2009, overall sales were up 38%. Overall selling prices were up 1% and favorable changes in exchange rates increased sales 3%.

Earnings from operations were $8.4 or 13 % of sales in 2010, compared with $0.6, or 1% of sales in 2009. The $7.8 increase in earnings is principally due to the favorable impacts of $8.9 due to higher selling volumes net of the impact related to the exit of our polyurethane product line in 2009, $0.8 due to lower operating expenses from our cost saving initiatives, $0.4 due to higher selling prices, and $0.4 due to changes in exchange rates. These positive impacts were partially offset by unfavorable impacts of $1.2 from higher raw material costs and $1.2 from higher freight and plant fixed costs.

In Process Separation

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$16.9	$13.8	23%	-5%	28%	0%
Latin America	17.8	20.1	-12%	-5%	-7%	0%
Asia/Pacific	16.9	13.8	22%	-1%	12%	11%
Europe/Middle East/Africa	13.5	8.2	65%	-8%	70%	3%

Total	$65.1	$55.9	16%	-4%	17%	3%

Overall sales were up 16%, principally due to increased selling volumes of 17%, primarily as a result of higher demand from phosphine and alumina customers. Overall selling prices were down 4% reflecting the lower raw material cost. Favorable changes in exchange rates increased sales 3%.

Earnings from operations were $14.9 or 23% of sales in 2010, compared with $4.8 or 9% of sales in 2009. The $10.1 increase in earnings is principally due to the favorable impacts of $7.6 due to higher selling volumes, $3.0 due to lower raw material costs, and $2.9 due to favorable fixed cost absorption into inventory reflecting increased volumes. These positive impacts were partially offset by unfavorable impacts of $2.4 from lower selling prices, and $1.3 from changes in exchange rates.

Cytec Engineered Materials

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$108.1	$114.4	-6%	1%	-7%	0%
Latin America (1)	1.2	1.0	—	—	—	—
Asia/Pacific	12.8	13.8	-7%	0%	-7%	0%
Europe/Middle East/Africa	55.6	62.4	-11%	1%	-14%	2%

Total	$177.7	$191.6	-7%	1%	-9%	1%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales were down 7% due to decreased selling volumes, driven primarily by lower sales volumes from business jet and a temporary decline from military customers reflecting lower build-rates. Overall selling prices were up 1% and favorable changes in exchange rates increased sales 1%.

Earnings from operations were $21.0 or 12% of sales in 2010, compared with $33.1, or 17% of sales in 2009. The $12.1 decrease in earnings is principally due to the negative impacts of $9.5 due to lower selling volumes, $3.6 due to higher fixed cost per unit inventory sold, and $1.2 due to changes in exchanges rates. These negative impacts were partially offset by favorable impacts of $1.5 from increased selling prices, $0.4 from lower manufacturing and operating expenses, which include benefits from our cost saving initiatives, and $0.4 from lower raw material costs.

Building Block Chemicals

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$83.3	$43.1	93%	50%	43%	0%
Latin America (1)	2.1	0.6	—	—	—	—
Asia/Pacific	15.2	5.7	167%	178%	-11%	0%
Europe/Middle East/Africa	39.7	17.5	127%	106%	21%	0%

Total	$140.3	$66.9	110%	75%	35%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 110% primarily due to higher selling prices of 75% across all regions and all products, driven by higher raw material costs and strong market demands. Overall selling volumes were up 35% primarily due to higher demand within the end markets for acrylonitrile and melamine.

Earnings from operations were $4.1 or 3% of sales in 2010, compared with $3.2, or 4% of sales in 2009. The $0.9 increase in earnings is primarily due to the favorable impacts of $49.9 due to higher selling prices, $4.9 due to higher selling volumes, and $3.5 of higher fixed cost absorption into inventory reflecting increased volumes. These positive impacts were partially offset by negative impacts of $53.6 from higher raw material costs and $4.0 from higher fixed plant spending.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2010 our cash balance was $261.9 compared with $261.7 at December 31, 2009.

Cash flows provided by operating activities were $38.1 in 2010 compared with $62.4 in 2009. Trade accounts receivable increased $58.0 due to higher sales, however average days outstanding were flat at 47 days compared to the fourth quarter 2009 average. Inventory increased $35.2 due to improved demand and higher production volumes. Inventory average days on hand were also flat at 61 days compared to the fourth quarter 2009 average. Accounts payable increased $83.7 due to higher purchases reflecting higher demand levels. Accounts payable average days outstanding were slightly up at 49 days compared to the fourth quarter 2009 average of 46 days. Decrease in accrued expenses of $17.4 in 2010 reflects payments related to 2009 restructuring initiatives and 2009 incentive compensation. Other liabilities decreased $15.1 primarily due to contributions to our U.S. pension funds. We expect to contribute $63.5 and $12.1, respectively, to our pension and postretirement plans in 2010.

Cash flows used in investing activities were $27.3 in 2010 compared to $57.8 in 2009. During the first quarter of 2010, we sold certain real estate for cash proceeds totaling $1.7. Capital spending for the first quarter of 2010 was $29.0 compared to $63.5 in 2009. Capital spending in 2010 is mostly attributable to our new carbon fiber line in Greenville, South Carolina and work related to Cytec Specialty Chemicals projects. The $34.5 decrease is mostly related to our decision to delay the completion of the carbon fiber expansion project and higher spending related to maintenance turnarounds in Building Block Chemicals during 2009. We continue to evaluate the timing of the carbon fiber project as market conditions change. Our capital spending for 2010 is expected to be in the range of $140.0 to $160.0.

Net cash flows used by financing activities were $8.4 in 2010 compared with $19.1 in 2009. During the first quarter of 2010, we had net debt repayments of $14.0 and cash dividends of $1.9, which was partially offset by proceeds received on the exercise of stock options of $6.7.

Approximately $45.0 remained authorized under our stock buyback program as March 31, 2010. We did not purchase any shares in the first quarter of 2010. We do not expect to repurchase any shares in 2010 given current economic conditions.

On April 16, 2009 our Board of Directors reduced our quarterly dividend by 90% in light of economic conditions from $0.125 per common share to $0.0125 per common share. On January 28, 2010, our Board of Directors declared a quarterly cash dividend of $0.0125 per common share, payable on February 25, 2010 to stockholders of record as of February 10, 2010. On April 22, 2010, our Board of Directors declared a $0.0125 per common share cash dividend, payable on May 25, 2010 to shareholders of record as of May 10, 2010. Cash dividends paid in the first quarter of 2010 and 2009 were $1.9 and $5.9, respectively. Dividends paid in the first quarter of 2010 include $1.3 paid by a majority owned subsidiary to its minority shareholder.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance, which may be adversely affected by general economic conditions. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. We have no borrowings outstanding under the agreement as of March 31, 2010. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At March 31, 2010, the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1 in our 2009 Annual Report on Form 10-K.

There were no material changes in contractual obligations from December 31, 2009 to March 31, 2010. Reference is also made to Note 10 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $38.9 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2010 OUTLOOK

In our April 22, 2010 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2010 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7A of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2010 and incorporated by reference herein. There were no changes to our critical accounting policies.

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

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 24, 2010 and incorporated by reference herein. Other 2010 financial instrument transactions include:

Commodity Price Risk: At March 31, 2010, we held natural gas forwards with an unfavorable fair value of $3.2, which will be reclassified into Manufacturing Cost of Sales through March 2011 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $1.9 in the value of the forwards.

Interest Rate Risk: At March 31, 2010, our outstanding borrowings consisted of $11.6 of short-term borrowings and $660.5 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $660.5 and $661.0, respectively, and a fair value of approximately $736.9. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2010, interest expense would increase/decrease by less than $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2010, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2010, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $160.0. The unfavorable fair value of currency contracts, based on forward exchange rates at March 31, 2010, was approximately $0.8. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2010 would decrease by approximately $20.8. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

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

At March 31, 2010, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $17.6, $(27.6), and $(25.9), respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 14 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$3.7
Euro interest rate curve	-10%	(3.6)
USD interest rate curve	+10%	(4.1)
USD interest rate curve	-10%	4.2
Euro/USD exchange rate	+10%	(29.0)
Euro/USD exchange rate	-10%	28.0

A portion of an intercompany Euro denominated loan payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At March 31, 2010, we had no designated forward contracts.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 8 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

Item 6.	EXHIBITS

(a).	Exhibits

See Exhibit Index on page 31 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and
Chief Financial Officer

April 26, 2010

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2010 and 2009.

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002