Form 10-Q
period 2010-06-30
CYTEC INDUSTRIES INC/DE/
filed 2010-07-28
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐.

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

There were 49,057,835 shares of common stock outstanding at July 22, 2010.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$873.9	$685.3	$1,660.7	$1,297.3
Manufacturing cost of sales	666.8	603.0	1,290.0	1,100.8
Selling and technical services	50.8	50.6	99.1	100.0
Research and process development	18.4	21.0	36.1	38.9
Administrative and general	33.2	30.8	62.1	60.4
Amortization of acquisition intangibles	9.0	9.4	18.5	18.6
Gain/(loss) on sale of assets	0.0	(1.4)	0.0	0.2

Earnings/(loss) from operations	95.7	(30.9)	154.9	(21.2)
Other expense, net	1.7	0.1	2.0	3.3
Net loss on early extinguishment of debt	0.0	0.0	0.7	0.0
Equity in earnings of associated companies	0.3	0.3	0.4	0.5
Interest expense, net	7.9	5.1	16.1	10.7

Earnings/(loss) before income taxes	86.4	(35.8)	136.5	(34.7)
Income tax provision/(benefit)	24.0	(11.4)	48.4	(10.4)

Net earnings/(loss)	62.4	(24.4)	88.1	(24.3)

Less: Net earnings attributable to noncontrolling interests	(0.6)	(0.4)	(1.5)	(0.6)

Net earnings/(loss) attributable to Cytec Industries Inc.	$61.8	$(24.8)	$86.6	$(24.9)

Earnings/(loss) per share attributable to Cytec Industries Inc.
Basic earnings/(loss) per common share	$1.26	$(0.52)	$1.76	$(0.52)
Diluted earnings/(loss) per common share	$1.24	$(0.52)	$1.75	$(0.52)

Dividends per common share	$0.0125	$0.0125	$0.025	$0.1375

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$311.5	$261.7
Trade accounts receivable, less allowance for doubtful accounts of $5.1 and $6.6 in 2010 and 2009, respectively	455.0	374.2
Other accounts receivable	51.1	58.4
Inventories	389.4	351.9
Deferred income taxes	36.1	41.3
Currency swap receivable	0.0	34.4
Other current assets	21.9	19.0

Total current assets	1,265.0	1,140.9

Investment in associated companies	18.2	21.5
Plants, equipment and facilities, at cost	2,274.3	2,310.0
Less: accumulated depreciation	(1,142.1)	(1,133.8)

Net plant investment	1,132.2	1,176.2

Acquisition intangibles, net of accumulated amortization of $214.6 and $214.8 in 2010 and 2009, respectively	344.3	399.5
Goodwill	659.7	701.9
Deferred income taxes	14.0	11.9
Other assets	107.8	107.5

Total assets	$3,541.2	$3,559.4

Liabilities
Current liabilities
Accounts payable	$360.5	$276.4
Short-term borrowings	9.1	10.4
Current maturities of long-term debt	16.8	16.7
Accrued expenses	198.8	202.2
Income taxes payable	25.9	19.2
Currency swap payable	13.0	45.3
Deferred income taxes	2.1	5.2

Total current liabilities	626.2	575.4

Long-term debt	643.3	658.4
Pension and other postretirement benefit liabilities	347.8	388.8
Other noncurrent liabilities	254.3	309.7
Deferred income taxes	87.2	64.0
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	0.0	0.0
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,316,913	0.5	0.5
Additional paid-in capital	448.2	451.0
Retained earnings	1,208.6	1,123.2
Accumulated other comprehensive (loss)/gain	(63.3)	16.0
Treasury stock, at cost, 285,568 shares in 2010 and 594,134 shares in 2009	(16.2)	(31.8)

Total Cytec Industries Inc. stockholders’ equity	1,577.8	1,558.9

Noncontrolling interests	4.6	4.2
Total equity	1,582.4	1,563.1

Total liabilities and stockholders’ equity	$3,541.2	$3,559.4

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities
Net earnings/(loss)	$88.1	$(24.3)
Noncash items included in net earnings/(loss):
Depreciation	52.3	55.2
Amortization	22.5	21.7
Share-based compensation	5.6	4.1
Deferred income taxes	19.6	(21.8)
Gain on sale of assets	(2.3)	(0.2)
Loss on early extinguishment of debt	0.7	0.0
Unrealized loss/(gain) on derivative instruments	2.8	(7.4)
Other	0.3	0.5
Changes in operating assets and liabilities:
Trade accounts receivable	(109.7)	49.2
Other receivables	5.8	27.7
Inventories	(56.6)	149.4
Other assets	1.1	(14.9)
Accounts payable	110.0	(0.4)
Accrued expenses	5.1	9.8
Income taxes payable	14.2	(11.1)
Other liabilities	(35.1)	(7.1)

Net cash provided by operating activities	124.4	230.4

Cash flows (used in) provided by investing activities
Additions to plants, equipment and facilities	(55.6)	(116.3)
Net proceeds received on sale of assets	1.7	7.0

Net cash used in investing activities	(53.9)	(109.3)

Cash flows provided by (used in) financing activities
Proceeds from long-term debt	0.0	108.0
Payments on long-term debt	(15.5)	(200.3)
Change in short-term borrowings, net	(1.5)	(17.8)
Cash dividends	(2.5)	(6.5)
Proceeds from the exercise of stock options	8.6	1.5
Excess tax benefits from share-based payment arrangements	0.8	0.0

Net cash used in financing activities	(10.1)	(115.1)

Effect of currency rate changes on cash and cash equivalents	(10.6)	0.9

Increase in cash and cash equivalents	49.8	6.9
Cash and cash equivalents, beginning of period	261.7	55.3

Cash and cash equivalents, end of period	$311.5	$62.2

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

2. DIVESTITURES

In the first quarter of 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.6 ($1.0 after-tax). The gain is recorded in net gain/(loss) on sale of assets in the accompanying statements of income.

Also in the first quarter of 2009, we decided to pursue strategic alternatives for our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expected to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2 which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services. In the second quarter of 2009, we sold our polyurethane product line assets in Asia for $1.8 of which $1.2 was received in cash and $0.6 represents a promissory note from the purchaser. The net loss of $1.4 resulting from this sale is recorded in gain/(loss) on sale of assets in the accompanying statements of income.

3. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Aggregate restructuring charges/(credits) included in the statements of income were recorded by line item as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Manufacturing cost of sales	$5.0	$23.9	$4.8	$26.0
Selling and technical services	0.0	4.0	(0.1)	4.5
Research and process development	0.0	3.4	0.0	3.6
Administrative and General	(0.5)	2.9	(0.6)	3.3
Other expense, net	0.3	0.0	0.3	0.0

Total	$4.8	$34.2	$4.4	$37.4

Details of 2010 restructuring initiatives are as follows:

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.1 of which $0.4 relates to the severance of 12 positions, $1.2 relates to assets write-off, and $3.5 relates to decommissioning activities. The remaining reserve of $3.7 at June 30, 2010 is expected to be paid in 2010.

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

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $4.4 of restructuring expenses for severance and employee benefits related to the elimination of 239 positions.

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

For the three and six months ended June 30, 2010, we recorded net favorable adjustments of $0.3 and $0.7, respectively, related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed in waves throughout 2010 and 2011.

The remaining reserve at June 30, 2010 of $14.6 relating to 2009 restructuring initiatives is expected to be paid through 2012.

Details of 2008 restructuring initiatives are as follows:

In 2008, as a cost reduction initiative and to align our cost structure to the declining demand environment at that time, we decided to restructure certain activities of our Coating Resins segment. These initiatives resulted in restructuring charges of $11.1 for the twelve months ended December 31, 2008, which primarily relate to severance for 93 eliminated positions. These initiatives were completed in 2008. In 2009, the remaining balance of $0.9 was reversed as a result of actual costs being less than our forecast. All costs were paid in full as of December 31, 2009.

Details of 2007 restructuring initiatives are as follows:

In 2007, we initiated restructuring actions across our Specialty Chemicals segments to exit several mature product lines manufactured at our Willow Island, West Virginia and Wallingford, Connecticut facilities. As a result, we recorded total restructuring charges of $7.0 in 2007 and 2008. These initiatives were completed in 2008. In 2009, the remaining balance of $0.6 was reversed as a result of actual costs being less than our forecast. All costs were paid in full as of December 31, 2009.

	2007 Restructuring Initiatives	2008 Restructuring Initiatives	2009 Restructuring Initiatives		2010 Restructuring Initiatives		Total
Balance December 31, 2008	$ 2.0	$ 4.3	$ 0.0		$ 0.0		$ 6.3
2009 charges/(credits)	(0.6)	(0.9)	91.9		0.0		90.4
Non-cash items	0.0	0.0	(30.6)	(1)	0.0		(30.6)
Cash payments	(1.4)	(3.3)	(31.0)		0.0		(35.7)
Currency translation adjustments	0.0	(0.1)	1.3		0.0		1.2
Other adjustments	0.0	0.0	(0.8)	(2)	0.0		(0.8)
Balance December 31, 2009	$ 0.0	$ 0.0	$ 30.8		$ 0.0		$ 30.8
1st quarter charges/(credits)	0.0	0.0	(0.4)		0.0		(0.4)
Cash payments	0.0	0.0	(10.9)		0.0		(10.9)
Currency translation adjustments	0.0	0.0	(0.9)		0.0		(0.9)
Balance March 31, 2010	$ 0.0	$ 0.0	$ 18.6		$ —		$ 18.6
2nd quarter charges/(credits)	0.0	0.0	(0.3)		5.1		4.8
Non-cash items	0.0	0.0	0.0		(1.2)	(3)	(1.2)
Cash payments	0.0	0.0	(2.2)		(0.2)		(2.4)
Currency translation adjustments	0.0	0.0	(1.5)		0.0		(1.5)
Balance June 30, 2010	$ 0.0	$ 0.0	$ 14.6		$ 3.7		$ 18.3

(1)	Represents accelerated depreciation of plant assets and impairment of the land at our facility in La Llagosta, Spain.
(2)	Represents a reclass of an environmental related restructuring accrual to environmental liabilities.
(3)	Represents write-offs of inventories and construction in progress at our Mt. Pleasant, Tennessee facility.

4. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“stock-settled SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the six months ended June 30, 2010 and 2009 are noted in the following table:

	2010	2009
Expected life (years)	6.1	6.7
Expected volatility	43.3%	48.2%
Expected dividend yield	0.19%	2.23%
Risk-free interest rate	3.75%	2.7%
Weighted-average fair value per option	$16.49	$8.58

The expected life of options granted represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on the combination of implied market volatility and our historical volatility. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As share-based compensation recognized in the consolidated statement of income is based on awards ultimately expected to vest, we incorporate the probability of pre-vesting forfeiture in determining the number of expected vested options. The forfeiture rate is based on the historical forfeiture experience and prospective analysis.

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2010, there were approximately 2,400,000 shares reserved for issuance under the 1993 Plan, and 3,600,000 shares underlying all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2010 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,822,502	$39.67
Granted	457,990	37.71
Exercised	(268,917)	31.56
Forfeited	(775,991)	39.78

Outstanding at June 30, 2010	3,235,584	$40.04	6.2	$18.2

Exercisable at June 30, 2010	2,248,504	$42.85	5.0	$10.2

Nonvested Options and Stock- Settled SARS:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2010	1,093,706	$12.84
Granted	457,990	16.49
Vested	(518,838)	14.64
Forfeited	(45,778)	14.47

Nonvested at June 30, 2010	987,080	$13.50

During the six months ended June 30, 2010, we granted 457,990 stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the six months ended June 30, 2010 and 2009 was $16.49 and $8.58 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.1 and $1.7 during the three months ended June 30, 2010 and 2009, respectively, and $4.0 and $3.5 during the six months ended June 30, 2010 and 2009, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2010 and 2009 was $3.5 and $0.1, respectively. Treasury shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the six months ended June 30, 2010 and 2009 was $7.6 and $9.7, respectively.

As of June 30, 2010, there was $9.1 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years. Compensation cost related to stock options and stock-settled SARS capitalized in inventory as of June 30, 2010 and December 31, 2009 was approximately $0.3 and $0.2, respectively.

Cash received (for stock options only) and the tax (deficiency)/benefit realized from stock options and stock–settled SARS exercised and deferred shares issued were $8.6 and $1.0 for the six months ended June 30, 2010 and $1.5 and $(0.2) for the six months ended June 30, 2009, respectively. Cash used to settle cash-SARS exercises for the six months ended June 30, 2010 was immaterial at less than $0.1. There were no cash-SARS exercises for the six months ended June 30, 2009. The liability related to our cash-settled SARS was $2.5 at June 30, 2010 and $1.7 at December 31, 2009.

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units, and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. During the six months ended June 30, 2010, we granted 60,525 units of non-vested stock units. The total amount of share-based compensation expense recognized for non-vested shares, non-vested units, and performance stock for three months ended June 30, 2010 and 2009 was $0.5 and $0.2, respectively, and for six months ended June 30, 2010 and 2009 was $0.9 and $0.4, respectively.

As of June 30, 2010 and December 31, 2009, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $68.1 and $69.9, respectively.

5. EARNINGS PER SHARE (EPS)

Basic earnings/(loss) per common share excludes dilution and is computed by dividing net earnings/(loss) available to common stockholders by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. Under this method, an increase in the fair market value of the Company’s stock can result in a greater dilutive effect from potentially dilutive common shares. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized, and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except net earnings/(loss) in millions and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net earnings/(loss) attributable to Cytec Industries, Inc.	$61.8	$(24.8)	$86.6	$(24.9)
Denominator:
Weighted average shares outstanding	49,226	48,154	49,152	47,818
Effect of dilutive shares:
Options and stock-settled SARS	366	0	378	0
Non-vested shares and units	48	0	45	0

Diluted average shares outstanding	49,640	48,154	49,575	47,818

Basic earnings/(loss) per common share	$1.26	$(0.52)	$1.76	$(0.52)
Diluted earnings/(loss) per common share	$1.24	$(0.52)	$1.75	$(0.52)

Since the results for the three and six months ended June 30, 2009 were a loss, all per share calculations are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive.

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Six Months Ended June 30,
	2010	2009
Options	722	2,704
Stock-Settled SARS	1,230	1,464
Non-vested shares/units	11	12

Total	1,963	4,180

6. INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Finished goods	$258.5	$234.8
Work in progress	29.8	33.6
Raw materials and supplies	101.1	83.5

Total inventories	$389.4	$351.9

7. DEBT

Long-term debt, including the current portion, consisted of the following:

	June 30, 2010		December 31, 2009
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2012	$0.0	$0.0	$0.0	$0.0
5.5% Notes Due October 1, 2010	15.4	15.4	15.4	15.4
4.6% Notes Due July 1, 2013	142.4	142.9	157.2	157.8
6.0% Notes Due October 1, 2015	250.0	249.7	250.0	249.6
8.95% Notes Due July 1, 2017	250.0	249.4	250.0	249.4
Other	2.7	2.7	2.9	2.9

	$660.5	$660.1	$675.5	$675.1
Less: Current maturities	(16.8)	(16.8)	(16.7)	(16.7)

Long-term Debt	$643.7	$643.3	$658.8	$658.4

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

During the second quarter of 2010, we repurchased a portion of our 4.6% notes due July 1, 2013 with a total carrying value of $0.3 for a total purchase price of $0.3 including accrued interest, resulting in a loss of less than $0.1.

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

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at June 30, 2010. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012.

The weighted-average interest rate on all of our debt was 6.79% and 5.34% as of June 30, 2010 and 2009, respectively. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2010 and 2009 was 1.16% and 1.79%, respectively.

8. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2010 and December 31, 2009, the aggregate environmental related accruals were $99.2 and $105.4, respectively. As of June 30, 2010 and December 31, 2009, $5.5 of the above amounts were included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2010 and 2009 was $0.9 and $0.9, respectively, and for the six months ended June 30, 2010 and 2009 was $2.0 and $1.7, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, may from time to time adjust our environmental related accruals. During the six months ended June 30, 2010, based on additional information generated by site evaluations, we increased our environmental related accruals by $2.5, primarily related to operating sites in the U.S and Europe.

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

As of June 30, 2010 and December 31, 2009, the aggregate self-insured and insured contingent liability was $60.0 and $60.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $24.9 at June 30, 2010 and $28.0 at December 31, 2009. The asbestos liability included in the above amounts at June 30, 2010 and December 31, 2009 was $44.8 and $45.0, respectively, and the insurance receivable related to the liability as well as claims for past payments was $24.0 at June 30, 2010 and $26.5 at December 31, 2009. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Number of claimants at beginning of period	8,000	8,100
Number of claimants associated with claims closed during period	(100)	(200)
Number of claimants associated with claims opened during period	0	100

Number of claimants at end of period	7,900	8,000

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

We have access to a substantial amount of primary and excess general liability insurance for certain lead pigment related claims and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for certain lead pigment related claims. We currently have agreements with two of our insurers which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with certain lead pigment related claims.

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

9. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings/(loss)	$62.4	$(24.4)	88.1	(24.3)
Other comprehensive income (loss):
Accumulated pension liability, net of tax	1.5	0.8	10.3	1.5
Unrealized (losses)/gains on cash flow hedges, net of tax	4.5	(1.6)	0.4	(10.1)
Foreign currency translation adjustments	(62.1)	82.3	(89.8)	25.0

Comprehensive income/(loss)	$6.3	$57.1	$9.0	$(7.9)

Comprehensive income attributable to noncontrolling interest	0.6	0.5	1.7	0.5

Comprehensive income/(loss) attributable to Cytec Industries Inc.	$5.7	$56.6	$7.3	$(8.4)

10. INCOME TAXES

The effective income tax rate for the three and six months ended June 30, 2010 was a tax provision of 27.8% ($24.0) and 35.4% ($48.4), respectively, compared to a tax benefit of 31.8% ($11.4) and 29.9% ($10.4) for the three and six months ended June 30, 2009. The 2010 effective tax rate for the year-to-date period was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation (as further discussed below), partially offset by discrete $2.9 tax benefits in the second quarter of 2010 primarily attributable to the remeasurement of the future utilization of deferred tax assets in a European tax jurisdiction. The underlying estimated annual income tax rate for the six months ended June 30, 2010 was 31.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 31.8% including such interest.

For the first six months ended June 30, 2009, the rate was unfavorably impacted by the zero tax benefit given to restructuring costs related to our decision to exit our polyurethane product line operations in Asia. The effective income tax rate for the first six months of 2009 also includes a limited tax benefit for other restructuring charges.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a U.S. Medicare prescription drug benefit and a tax-free federal subsidy to companies that sponsored retiree health care plans. Pursuant to The Patient Protection and Affordable Care Act, as signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, the U.S. tax deductible prescription drug costs will now be reduced by the aforementioned federal subsidy. The impact of this legislation will reduce the future tax deductions with respect to the Company’s prescription drug costs. Accordingly, we recorded an $8.3 charge to tax expense from continuing operations in the first quarter 2010 to reflect the reduction in the related deferred tax asset.

As of June 30, 2010, the amount of unrecognized tax benefits is $37.8 (gross) of which $19.2 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2009 was $37.9 (gross) of which $19.8 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.9 as of December 31, 2009, which decreased $0.5 due to current year tax activity and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $6.4 (gross) as of June 30, 2010.

11. OTHER FINANCIAL INFORMATION

On April 22, 2010, our Board of Directors declared a $0.0125 per common share cash dividend, payable on May 25, 2010 to shareholders of record as of May 10, 2010. Cash dividends paid in the second quarter of 2010 and 2009 were $0.6 and $0.6, respectively, and for the six months ended June 30, 2010 and 2009 were $2.5 and $6.5, respectively. Dividends paid in the first six months of 2010 include $1.3 paid by a majority owned subsidiary to its minority shareholder. On July 20, 2010 the Board of Directors declared a $0.0125 per common share cash dividend, payable on August 25, 2010 to shareholders of record as of August 10, 2010.

Income taxes paid for the six months ended June 30, 2010 and 2009 were $27.0 and $21.9, respectively. Interest paid for the six months ended June 30, 2010 and 2009 was $15.8 and $17.2, respectively. Interest income for the six months ended June 30, 2010 and 2009 was $3.3 and $3.4, respectively.

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other expense, net in the accompanying statements of income.

12. SEGMENT INFORMATION

Summarized segment information for our five segments for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Sales:
Coating Resins	$368.9	$295.3	$710.4	$542.0
Additive Technologies
Sales to external customers	66.1	62.9	128.4	113.8
Intersegment sales	0.2	0.2	0.5	0.2
In Process Separation	70.7	58.0	135.8	113.9
Engineered Materials	196.3	178.3	374.0	369.9
Building Block Chemicals
Sales to external customers	171.9	90.8	312.1	157.7
Intersegment sales	6.0	6.8	13.0	11.7

Net sales from segments	880.1	692.3	1,674.2	1,309.2
Elimination of intersegment revenue	(6.2)	(7.0)	(13.5)	(11.9)

Total consolidated net sales	$873.9	$685.3	$1,660.7	$1,297.3

	Three months ended June 30,				Six months ended June 30,
	2010	% of Sales	2009	% of Sales	2010	% of Sales	2009	% of Sales
Earnings/(loss) from operations:
Coating Resins	$28.0	8%	$(19.2)	(7)%	$44.7	6%	$(39.5)	(7)%
Additive Technologies	10.7	16%	3.1	5%	19.0	15%	3.6	3%
In Process Separation	14.3	20%	2.1	4%	29.2	22%	6.8	6%
Engineered Materials	38.6	20%	22.1	12%	59.6	16%	55.2	15%
Building Block Chemicals	15.0	9%	1.9	2%	19.1	6%	5.1	3%

Earnings from segments	106.6	12%	10.0	1%	171.6	10%	31.2	2%
Corporate and Unallocated, net (1)	(10.9)		(40.9)		(16.7)		(52.4)

Total earnings/(loss) from operations	$95.7	11%	$(30.9)	(5)%	$154.9	9%	$(21.2)	(2)%

(1)	For the three and six months ended June 30, 2010, Corporate and Unallocated includes pre-tax charges of $4.5 and $4.1, respectively, related to the exit of certain phosphorus derivative products and net favorable adjustments of previously recorded restructuring liabilities. For the three and six months ended June 30, 2009, Corporate and Unallocated includes pre-tax charges of $34.2 and $37.4, respectively, for various manufacturing and organizational restructuring initiatives across our Specialty Chemical and Engineered Materials segments and organizational restructuring activities within corporate operations. Also for the three and six months ended June 30, 2009, Corporate and Unallocated includes pre-tax net charges of $1.4 and $1.4, respectively, related to the exit of our polyurethane product line in Europe and Asia.

13. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2009:
Goodwill	762.2	19.6	53.2	256.8	1,091.8
Accumulated impairment charges	(389.9)	0.0	0.0	0.0	(389.9)

	$372.3	$19.6	$53.2	$256.8	$701.9
Currency exchange:
Goodwill	(77.0)	0.0	(1.2)	(2.5)	(80.7)
Accumulated impairment charges	38.5	0.0	0.0	0.0	38.5

	(38.5)	0.0	(1.2)	(2.5)	(42.2)
Balance, June 30, 2010:
Goodwill	685.2	19.6	52.0	254.3	1,011.1
Accumulated impairment charges	(351.4)	0.0	0.0	0.0	(351.4)

	$333.8	$19.6	$52.0	$254.3	$659.7

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2010	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Technology-based	16.2	$53.0	$55.9	$(32.5)	$(32.3)	$20.5	$23.6
Marketing-related	< 2.0	1.8	2.1	(1.8)	(2.1)	0.0	0.0
Marketing-related	15.5	61.1	65.0	(25.8)	(25.6)	35.3	39.4
Marketing-related	40.0	40.6	47.5	(4.1)	(4.2)	36.5	43.3
Customer-related	15.0	402.4	443.8	(150.4)	(150.6)	252.0	293.2

Total		$558.9	$614.3	$(214.6)	$(214.8)	$344.3	$399.5

Amortization of acquisition intangibles for the three months ended June 30, 2010 and 2009 was $9.0 and $9.4, respectively, and for the six months ended June 30, 2010 and 2009 was $18.5 and $18.6, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2010 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2010	2011	2012	2013	2014	2015
Intangibles Amortization Expense	$37.1	$37.0	$36.9	$36.3	$35.9	$35.8

14. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2010, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments therefore, all changes in fair values are reported in other expense, net.

At June 30, 2010, net contractual amounts of forward contracts outstanding translated into U. S. dollars (“USD”) amount to $143.7. Of this total, $121.3 was attributed to the exposure in forward selling/purchase of USD. The remaining $22.4 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net (unfavorable)/favorable fair values of currency contracts, based on forward exchange rates at June 30, 2010 and December 31, 2009 were ($3.7) and $0.5, respectively.

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

The five and ten year swaps fix the U.S. dollar equivalent cash flows of the Euro loans and eliminate foreign exchange variability since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans, therefore no ineffectiveness is expected. At inception, the five and ten year swaps were designated as cash flow hedges of the Euro loans. In November 2008, the five year swaps were de-designated as cash flow hedges, due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010. A net after-tax credit of $5.5 remained in other comprehensive income on the de-designation date representing the unrealized gain associated with the five year swaps. As it is probable that the original hedged forecasted transaction will occur, this $5.5 of unrealized gains is being reclassified into earnings on a straight line basis over the remaining life of the previously hedged transaction, which was 23 months as of the de-designation date. The remaining amount of other comprehensive income at June 30, 2010 which will be amortized to income in the future is $0.7, all of which will be amortized over the next three months.

The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we will receive 3.78% per annum on the Euro notional amount and will pay 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges, therefore all changes in fair value are reported in interest expense, net, and other expense, net.

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

At June 30, 2010, the (unfavorable)/ favorable fair values of the two, five, and ten year swaps were $(9.6), $(2.4), and $6.5, respectively, and at December 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $34.8, $(44.7), and $(41.6), respectively.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges of our forecasted natural gas purchases and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other (expense)/income, net in the current period. During the six months ended June 30, 2010 and June 30, 2009 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other expense, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contracts remains in accumulated other comprehensive income and is recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other expense, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At June 30, 2010, we held natural gas forwards to purchase approximately 2,300,000 MMBtu of gas with an unfavorable fair value of $1.0 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through May 2011 as the hedged natural gas purchases affect earnings.

At June 30, 2010, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2010, we did not have any significant concentration of credit risk arising from our derivative instruments.

Net Investment Hedge Activities

The value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), is affected by foreign exchange movements in the U.S. dollar value of the Euro. To hedge this foreign currency exposure inherent in a net investment in such foreign operation, a portion of the intercompany Euro denominated loans payable of one of our U.S. subsidiaries is designated as a net investment hedge of Cytec Surface Specialties SA/NV. The portion of the remeasurement of the intercompany loan to the U.S. dollar that relates to the amount designated as a hedge of our net investment is recorded as a translation adjustment within accumulated other comprehensive income (loss)/gain. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At June 30, 2010, we had no designated forward contracts. For the six months ended June 30, 2010 and 2009, $13.1 and $(1.1), net of tax, respectively, related to remeasurement of intercompany loans designated as a net investment hedge was recorded as a translation adjustment within accumulated other comprehensive income gain/(loss), respectively.

Following is a summary of the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated ashedging instruments:
Natural Gas Forwards			Other current assets	$0.3	Accrued expenses	$1.0
Cross currency swaps (1)	Other current assets	$0.9	Other current assets	0.4			Other noncurrent liabilities	$42.0
Cross currency swaps (1)	Other assets	5.6

Total derivatives designated as hedging instruments:		$6.5		$0.7		$1.0		$42.0

Derivatives not designated as hedging instruments:
Cross currency swaps (2)	Other current assets	$1.0	Currency Swap receivable	$34.4	Currency Swap payable	$13.0	Currency Swap payable	$45.3
			Other current assets	1.0
Foreign currency forwards	Other current assets	1.8	Other current assets	2.4	Accrued expenses	5.5	Accrued expenses	1.9

Total derivatives not designated as hedging instruments:		$2.8		$37.8		$18.5		$47.2

Total derivatives		$9.3		$38.5		$19.5		$89.2

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30			Three Months Ended June 30			Three Months Ended June 30
	2010	2009		2010	2009		2010	2009
Natural Gas Forwards	$0.5	$(0.3)	Manufacturing cost of sales	(1.2)	$(9.7)	Other expense, net	$0.0	$0.0
Cross currency swaps (2)	20.2	(14.7)	Other expense, net	26.6	(17.5)

Total	$20.7	$(15.0)		$25.4	$(27.2)		$0.0	$0.0

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30			Six Months Ended June 30			Six Months Ended June 30
	2010	2009		2010	2009		2010	2009
Natural Gas Forwards	$(2.0)	$(4.2)	Manufacturing cost of sales	$(2.3)	$(15.3)	Other expense, net	$0.0	$0.1
Cross currency swaps (2)	29.5	(12.5)	Other expense, net	43.8	0.5

Total	$27.5	$(16.7)		$41.5	$(14.8)		$0.0	$0.1

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30
		2010	2009
Foreign currency forwards	Other expense, net	$(7.6)	$7.0
Cross currency swaps (2)	Other expense, net	(1.0)	(1.1)
Cross currency swaps (2)	Interest expense, net	1.0	1.0
Cross currency swaps (3)	Interest expense, net	1.2	1.2

Total		$(6.4)	$8.1

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30
		2010	2009
Foreign currency forwards	Other expense, net	$(9.2)	$8.5
Cross currency swaps (2)	Other expense, net	(2.0)	(1.9)
Cross currency swaps (2)	Interest expense, net	2.0	2.0
Cross currency swaps (3)	Interest expense, net	2.4	2.4

Total		$(6.8)	$11.0

(1)	Ten year swap

(2)	Two and five year swaps.

(3)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2010, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at June 30, 2010 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(3.7)
Cross currency swaps	(5.5)
Natural gas forwards	(1.0)

Total	$(10.2)

As of June 30, 2010, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three and six months ended June 30, 2010. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

15. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended June 30,
	2010	2009	2010	2009
Service cost	$2.3	$2.4	$0.3	$0.3
Interest cost	11.8	11.8	2.8	2.9
Expected return on plan assets	(12.0)	(11.3)	(0.9)	(0.9)
Curtailment/ settlement gain (1)	0.0	(0.8)	0.0	0.0
Net amortization	4.2	4.0	(2.5)	(2.7)

Net periodic cost	$6.3	$6.1	$(0.3)	$(0.4)

	Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$4.7	$4.7	$0.7	$0.6
Interest cost	23.8	23.4	5.5	5.8
Expected return on plan assets	(24.1)	(22.5)	(1.7)	(1.8)
Curtailment/ settlement gain (1)	0.0	(0.8)	0.0	0.0
Net amortization	8.4	7.9	(5.1)	(5.3)

Net periodic cost	$12.8	$12.7	$(0.6)	$(0.7)

(1)	Represents curtailment gains on our plans in Belgium and Germany related to restructuring initiatives. See Note 4 to the consolidated financial statements for further information on restructuring.

We disclosed in our 2009 Annual Report on Form 10-K that we expected to contribute $63.5 and $12.1, respectively, to our pension and postretirement plans in 2010. Through June 30, 2010, $29.7 and $5.4 in contributions were made, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2010 and 2009 were $5.8 and $4.1, respectively, and for the six months ended June 30, 2010 and 2009 were $13.5 and $11.6, respectively.

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

The downturn in the global economy beginning in the fourth quarter of 2008 led to a dramatic reduction in demand for our products across many of our industrial markets, which resulted in a significant decrease in earnings starting in the fourth quarter of 2008. Beginning in January 2009, we initiated various restructuring initiatives within our Specialty Chemical segments and corporate service functions. We have substantially completed these actions to reduce our structural costs and headcount as of December 31, 2009. In addition, in the second and third quarters of 2009, we also initiated restructuring actions within our Engineered Materials segment to respond to lower demand due to inventory destocking and sharper than expected decline in business and regional jet build rates. We estimate that the aforementioned structural cost reduction actions as well as actions initiated in prior years improved our 2009 results by approximately $50.0 and the expected full year annualized rate of savings is approximately $120.0. In addition to these restructuring initiatives, we implemented additional short-term cost reduction and liquidity improvement measures across our operations in 2009. These short-term measures include the implementation of furloughs in certain production facilities in order to better align our cost structure with the reduced demand in 2009, a global salary freeze and bonus limitations, except as required by local law and contracts, and suspension of the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective May 1, 2009. We estimate that these short-term actions improved our 2009 operating earnings by approximately $76.0. As a result of improved profitability and cash flow, we reinstated our annual merit increase and matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective April 1, 2010.

Quarter Ended June 30, 2010, Compared With Quarter Ended June 30, 2009

Consolidated Results

Net sales for the second quarter of 2010 were $873.9 compared with $685.3 for the second quarter of 2009. Overall, sales increased 28% driven by volume increases of 19%, selling price increases of 11%, offset by unfavorable changes in exchange rates of 2%. All segments reflected higher selling volumes for the quarter. Selling prices increased in the second quarter of 2010 versus the corresponding quarter in Coatings Resins, Additive Technologies, Engineered Materials, and Building Blocks. Building Blocks represents 88% of the total price increase where selling prices rose dramatically due to increases in the cost of key raw materials. Selling prices decreased 1% for In Process Separation compared to the second quarter of 2009. The Coating Resins segment experienced the largest portion of the unfavorable changes in exchange rates at 4%. For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $666.8 or 76.3% of sales in the second quarter of 2010, compared with $603.0, or 88.0% of sales in the second quarter of 2009. The 11.7% decrease in manufacturing cost as a percent of sales, is primarily due to improved manufacturing costs leverage on the increased volume obtained across our segments and lower restructuring charges. Total manufacturing cost of sales increased by $63.8 due to $58.0 related to higher selling volumes, $45.1 due to higher raw material costs, and $20.3 due to higher freight and period costs related to the increased selling volumes. Additionally, manufacturing cost of sales increased by $7.2 due to the elimination of the 2009 short term cost reductions discussed above. The second quarter of 2010 includes $5.1 of costs related to the exit of certain phosphorus derivative products at our Mt. Pleasant manufacturing facility. These increases were partially offset by favorable fixed costs absorption of $38.2 related to increased production as well as the initiative to lower inventory levels in 2009 and favorable changes in exchange rate of $9.6 of which $8.0 related to raw material costs. The second quarter of 2009 includes a restructuring charge of $23.9 which includes manufacturing cost savings initiatives launched within our Specialty Chemical segments in the second quarter of 2009 to transfer manufacturing currently at our Drogenbos, Belgium and Hamburg, Germany sites to other manufacturing locations as well as a restructuring initiative launched in the second quarter of 2009 within our Engineered Materials segment. See Note 3 to the consolidated financial statements for additional detail.

Selling and technical services expenses were $50.8 in the second quarter of 2010 versus $50.6 in the second quarter of 2009. Research and process development expenses were $18.4 versus $21.0 in the prior year. Administrative and general expenses were $33.2 versus $30.8 in the prior year. Overall operating expenses were flat compared to the second quarter of 2009 as increased costs related to the elimination of 2009 short term cost reductions were offset by the lack of restructuring charges and favorable changes in exchange rates.

Amortization of acquisition intangibles was $9.0 in the second quarter of 2010 versus $9.4 in the second quarter of 2009 due to decreases in Coating Resins as a result of changes in exchange rates.

In the second quarter of 2009, the $1.4 loss on sale of assets was attributable to the sale of our polyurethane product line assets in Asia.

Other expense, net was $1.7 in the second quarter of 2010 compared with $0.1 in the second quarter of 2009.

Interest expense, net was $7.9 compared with $5.1 in the prior year. The increase includes $5.6 of higher interest associated with our 8.95% notes due 2017 and $1.3 of lower capitalized interest as compared to 2009 due to a lower level of capital expenditures in 2010 eligible for interest capitalization. These increases were partially offset by $3.2 of lower interest associated with our 2009 repurchase of 5.5% notes due 2010, $0.5 of lower interest related to our repurchase of 4.6% notes due 2013 as well as $0.3 of lower interest due to our lower revolving credit facility borrowing as compared to 2009.

The effective income tax rate for the quarter ended June 30, 2010 was a tax provision of $24.0 or 27.8%, compared to a tax benefit of $11.4 or 31.8% for the quarter ended June 30, 2009. The 2010 effective tax rate for the quarter was favorably impacted by discrete $2.9 tax benefits primarily attributable to the re-measurement of the future utilization of deferred tax assets in a European tax jurisdiction. The underlying estimated annual income tax rate for the three months ended June 30, 2010 was 31.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 31.8% including such interest.

The effective tax rate for the quarter ended June 30, 2009, was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits.

Net earnings for the second quarter of 2010 was $61.8 ($1.24 per diluted share), an $86.6 increase from the net loss of $24.8 ($0.52 per diluted share) in the same period in 2009. Included in the second quarter of 2010 was $3.1of after-tax expenses related to the exit of certain phosphorus derivative products at our Mt. Pleasant manufacturing facility. Included in the second quarter of 2009 was $22.8 of after-tax expenses related to restructuring costs and an after-tax loss of $1.4 associated with the sale of our polyurethane product line assets in Asia.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

			Total		% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$85.1	$63.9	33%	7%	26%	0%
Latin America	16.7	11.4	46%	-1%	47%	0%
Asia/Pacific	86.2	69.2	25%	-2%	25%	2%
Europe/Middle East/Africa	180.9	150.8	20%	3%	25%	-8%

Total	$368.9	$295.3	25%	2%	27%	-4%

Overall sales increased 25% primarily due to increased selling volumes across all regions and product lines totaling 27%, reflecting the continued recovery of the global economy especially in the automotive and industrial sectors. Second quarter of 2009 reflects the impact of the global recession which had led to destocking activities and depressed demand in the industrial coating markets particularly automotive and construction. Overall selling prices were up 2%. Selling prices decreased slightly in Latin America and Asia/Pacific partially due to competitive pressures to gain or retain selling volumes. Selling prices in powders increased 6% primarily in response to higher raw materials, and selling prices in Radcure increased by 3%.

Earnings from operations were $28.0 or 8% of sales in 2010 compared to a loss of $19.2 or (7%) of sales in 2009. The $47.2 improvement is primarily driven by $31.9 from increased sales volumes, $21.8 of improved plant leverage on increased volume as well as the initiative to lower inventories in 2009, increased selling prices of $7.2, and lower raw material costs of $4.1. These positive impacts were partially offset by increased freight costs of $6.2 due to higher selling volumes, higher costs of $11.4 related to the elimination of the short term cost savings initiatives and higher operating expenses, and $0.3 from changes in exchange rates.

Additive Technologies

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$27.1	$22.8	19%	5%	13%	1%
Latin America	5.0	5.3	-6%	1%	-7%	0%
Asia/Pacific	16.9	14.1	20%	6%	11%	3%
Europe/Middle East/Africa	17.1	20.7	-17%	-3%	-9%	-5%

Total	$66.1	$62.9	5%	2%	4%	-1%

Overall sales increased 5% in the quarter primarily due to increased selling volumes of 4% reflecting higher demand in both the polymer additive and the specialty additive product lines due to continued improvement in the economic conditions. Excluding the impact of the divested products, the sales increased by 20%. Selling prices increased 2% with increases in all regions except Europe/Middle East/Africa where selling prices decreased by 3% to gain favorable terms and due to strong competition in both product lines. Unfavorable changes in exchange rates decreased sales by 1%.

Earnings from operations were $10.7 or 16% of sales in 2010, compared to $3.1 or 5% of sales in 2009. The $7.6 increase in earnings is primarily due to the improvement in demand with $3.4 related to increased selling volumes net of the impact related to the exit of our polyurethane product line in 2009, $3.2 related to lower raw material costs, $2.2 related to improved plant leverage on increased volume as well as the initiative to lower inventories in 2009, and $1.4 related to increased selling prices. These positive impacts were partially offset by increased freight costs of $1.4 due to higher selling volumes and $1.1 due to the elimination of the short term savings initiatives and higher operating expenses.

In Process Separation

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$16.3	$13.0	25%	-1%	26%	0%
Latin America	22.5	15.8	42%	-3%	45%	0%
Asia/Pacific	16.9	18.3	-8%	0%	-12%	4%
Europe/Middle East/Africa	15.0	10.9	38%	1%	38%	-1%

Total	$70.7	$58.0	22%	-1%	22%	1%

Overall sales were up 22% in the quarter principally due to increased selling volumes of 22% as a result of higher demand in both the mining and phosphine markets. Favorable changes in exchange rates increased sales by 1%.

Earnings from operations were $14.3 or 20% of sales in 2010, compared with $2.1 or 4% of sales in 2009. The $12.2 increase in earnings is principally due to increased selling volumes of $9.4, lower raw material costs of $5.8, and $3.0 related to improved plant leverage on increased volume as well as the initiative to lower inventories in 2009. These positive impacts were partially offset by the elimination of the short term savings initiatives and higher operating expenses of $3.0, increased freight costs of $1.3 due to higher selling volumes, lower selling prices of $0.7, and changes in exchange rates of $1.0.

Engineered Materials

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$116.3	$111.4	4%	0%	4%	0%
Latin America (1)	2.0	0.8	—	—	—	—
Asia/Pacific	17.0	11.2	52%	-2%	54%	0%
Europe/Middle East/Africa	61.0	54.9	11%	1%	12%	-2%

Total	$196.3	$178.3	10%	0%	11%	-1%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 10% primarily due to increased selling volumes of 11% principally due to the negative impact in the second quarter of 2009 from destocking by our customers who supply the large commercial transport sector. The higher sales volume also included the benefits from higher sales associated with new commercial aircraft programs as well as higher sales in our high performance industrial materials product lines as a result of the improved economy. Selling prices were flat and changes in exchange rates decreased sales by 1%.

Earnings from operations were $38.6 or 20% of sales in 2010, compared with $22.1 or 12% of sales in 2009. The $16.5 increase in earnings includes $12.7 of benefits primarily associated with higher fixed cost absorption into inventory due to increased production levels, increased selling volumes of $11.7, increased selling prices of $0.7, and changes in exchange rates of $0.3. These positive impacts were partially offset by higher operating expenses of $3.0, which include higher research and development spending and higher overall benefit costs, increased manufacturing and freight costs of $5.6 due to higher selling volumes, and higher raw material costs of $0.4.

Building Block Chemicals

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$118.7	$43.1	175%	99%	76%	0%
Latin America (1)	2.2	0.6	—	—	—	—
Asia/Pacific	6.7	23.5	-71%	17%	-88%	0%
Europe/Middle East/Africa	44.3	23.6	88%	91%	-3%	0%

Total	$171.9	$90.8	89%	75%	14%	0%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 89% primarily due to higher selling prices of 75%, driven primarily by higher propylene costs used in the manufacturing of acrylonitrile where pricing closely follows raw material cost movements and tight conditions in the export market for acrylonitrile. Selling volumes decreased 88% in Asia/Pacific primarily due to weak acrylic fiber demand and competition. Overall selling volumes were up 14% primarily due to higher volumes of melamine.

Earnings from operations were $15.0 or 9% of sales in 2010, compared with $1.9, or 2% of sales in 2009. The $13.1 increase in earnings is primarily due to the increased selling prices of $68.4 and increased selling volumes of $9.8. These positive impacts were partially offset by the increased raw material costs of $57.8, increased manufacturing and freight costs of $6.3 due to higher selling volumes, and the elimination of the short term savings initiatives and higher operating expenses of $0.8.

Six Months Ended June 30, 2010, Compared With Six Months Ended June 30, 2009

Consolidated Results

Net sales for the first six months of 2010 were $1,660.7 compared with $1,297.3 for 2009. Overall, sales increased 28% driven by volume increases of 20% and price increases of 8%. Selling volumes increased across all segments in 2010 except Engineered Materials where selling volumes were flat compared to the 2009 period. Higher selling prices increased sales for Engineered Materials and Additive Technologies 1% each. Higher selling prices increased sales in Building Block Chemicals 75% mostly due to increases in the cost of key raw materials. Lower selling prices decreased sales 2% and 3% for Coating Resins and In Process Separation, respectively. For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,290.0 or 77.7% of sales for the first six months of 2010 compared with $1,100.8 or 84.9% of sales for the first six months of 2009. The 7.2% decrease in manufacturing cost of sales as a percent of sales is primarily attributable to improved manufacturing costs leverage on the increased volume and lower restructuring charges. Manufacturing cost of sales increased $189.2 due to $135.8 related to higher selling volumes, $81.7 related to higher raw material costs, $31.0 related to higher freight and period costs related to the increased selling volumes, and $5.7 related to changes in exchange rates of which $5.1 related to period costs. Additionally, manufacturing cost of sales increased by $10.6 due to the elimination of the 2009 short term cost reductions discussed above. The first six months of 2010 includes $5.1 of costs related to the exit of a phosphorus product at our Mt. Pleasant manufacturing facility. These increases were partially offset by favorable fixed costs absorption of $42.5 related to increased production as well as the initiative to lower inventory levels in 2009 and lower manufacturing costs of $10.7 principally related to cost savings initiatives. Manufacturing cost of sales for the first six months of 2009 includes restructuring charges of $26.0 which includes manufacturing cost savings initiatives launched within our Specialty Chemical segments in the second quarter of 2009. See Note 3 to the consolidated financial statements for additional detail.

Selling and technical services expenses were $99.1 in the first six months of 2010 versus $100.0 in the first six months of 2009. Research and process development expenses were $36.1 versus $38.9 in the prior year. Administrative and general expenses were $62.1 versus $60.4 in the prior year. Overall operating expenses decreased by $2.0 as increased costs related to the elimination of 2009 short term cost reductions and unfavorable changes in exchange rates were more than offset by the lack of restructuring charges in 2010.

Amortization of acquisition intangibles was $18.5 in the first six months of 2010 versus $18.6 in the first six months of 2009.

Other expense, net was $2.0 and $3.3 in the first six months of 2010 and 2009, respectively. The change is primarily due to foreign currency transaction gains in 2010 as well as the 2010 gain on sale of real estate of $2.3 partially offset by increased environmental expenses of $2.0.

Net loss on early extinguishment of debt in 2010 of $0.7 relates to the loss incurred in the first quarter of 2010 on the repurchase of $14.5 carrying amount of our 4.6% notes with an original maturity of July 1, 2013 for a purchase of $15.2 including interest.

Interest expense, net was $16.1 in the first six months of 2010 compared with $10.7 in the first six months of 2009. The increase includes $11.2 of higher interest associated with our 8.95% notes due 2017 and $2.1 of lower capitalized interest as compared to 2009 due to a lower level of capital expenditures in 2010 eligible for interest capitalization. These increases were partially offset by $6.5 of lower interest associated with our 2009 repurchase of 5.5% notes due 2010, $1.1 of lower interest related to our repurchase of 4.6% notes due 2013 as well as $0.6 of lower interest due to lower revolving credit facility borrowing as compared to 2009.

The effective income tax rate for the six months ended June 30, 2010 was a tax provision of $48.4 or 35.4%, compared to a tax benefit of $10.4 or 29.9% for the six months ended June 30, 2009. The 2010 effective tax rate for the first six months of 2010 was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation, partially offset by discrete $2.9 tax benefits primarily attributable to the re-measurement of the future utilization of deferred tax assets in a European tax jurisdiction. See note 10 to the consolidated financial statements for additional detail on the impact of U.S. health care legislation. The underlying estimated annual income tax rate for the six months ended June 30, 2010 was 31.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 31.8% including such interest.

For the six months ended June 30, 2009, the effective tax rate was unfavorably impacted by a shift in earnings to higher tax jurisdictions, zero tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits.

Net income for the first six months of 2010 was $86.6 ($1.75 per diluted share) compared with a net loss in 2009 of $24.9 ($0.52 per diluted share). Included in the first six months of 2010 was a $3.1 of after-tax expenses related to the exit of certain phosphorus derivative products at our Mt. Pleasant manufacturing facility and a tax expense of $8.3 related to the enactment of U.S. health care legislation. Included in the first six months of 2009 was a $25.0 of after-tax expenses related to restructuring costs and an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$158.9	$127.5	25%	-2%	27%	0%
Latin America	31.8	21.1	51%	-8%	59%	0%
Asia/Pacific	163.8	114.9	43%	-4%	44%	3%
Europe/Middle East/Africa	355.9	278.5	28%	-2%	31%	-1%

Total	$710.4	$542.0	31%	-2%	33%	0%

Overall sales increased 31% primarily due to increased selling volumes of 33% across all regions and product lines, reflecting the continued recovery of the global economy especially in the automotive and industrial sectors. The first half of 2009 reflects the impact of the global recession which had led to destocking activities and depressed demand in the industrial coating markets particularly automotive and construction. Overall selling prices declined by 2% across all regions and product lines, primarily due to the lower raw material costs.

Earnings from operations were $44.7 or 6% of sales in 2010 compared to a loss of $39.5 or (7%) in 2009. The $84.2 increase in earnings is principally due to increased selling volumes of $78.1, improved plant leverage on increased volume as well as the initiative to lower inventories in 2009 of $23.5, and lower raw materials costs of $14.7. These positive impacts were partially offset by the lower selling prices of $13.3, increased freight costs of $8.6 due to higher selling volumes, higher costs of $8.0 related to the elimination of the short term cost savings initiatives and higher operating expenses, and changes in exchange rates of $2.1.

Additive Technologies

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$51.8	$44.0	18%	3%	14%	1%
Latin America	9.2	9.2	0%	0%	0%	0%
Asia/Pacific	31.7	24.4	30%	4%	23%	3%
Europe/Middle East/Africa	35.7	36.2	-1%	-1%	0%	0%

Total	$128.4	$113.8	13%	1%	11%	1%

Overall sales increased 13% primarily due to increased selling volumes of 11% reflecting higher demand in both the polymer additive and the specialty additive product lines due to continued improvement in the economic conditions. Excluding the impact of the divested products, sales increased by 32%. Overall selling prices increased 1% across all regions except Europe/Middle East/Africa where selling prices decreased by 1% to gain favorable terms and due to strong competition in both product lines. Favorable changes in exchange rates increased sales by 1%.

Earnings from operations were $19.0 or 15% of sales compared to $3.6 or 3% of sales in 2009. The $15.4 increase in earnings is primarily due to the improvement in demand with $11.9 related to increased selling volumes net of the impact related to the exit of our polyurethane product line in 2009, $2.4 related to lower raw material costs, $2.0 related to improved plant leverage on increased volume as well as the initiative to lower inventories in 2009, $1.6 related to increased selling prices, and $0.4 due to changes in exchange rates. These positive impacts were partially offset by increased freight costs of $2.5 due to higher selling volumes and $0.6 due to the elimination of the short term savings initiatives and higher operating expenses.

In Process Separation

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$33.2	$26.8	24%	-4%	28%	0%
Latin America	40.3	35.9	12%	-4%	16%	0%
Asia/Pacific	33.8	32.1	5%	-1%	-1%	7%
Europe/Middle East/Africa	28.5	19.1	49%	-3%	52%	0%

Total	$135.8	$113.9	19%	-3%	20%	2%

Overall sales were up 19%, primarily due to increased selling volumes of 20% as a result of higher demand in both the mining and phosphine markets. Overall selling prices decreased 3% reflecting lower raw material costs. Favorable changes in exchange rates increased sales by 2%.

Earnings from operations were $29.2 or 22% of sales in 2010, compared with $6.8 or 6% of sales in 2009. The $22.4 increase in earnings is principally due to increased selling volumes of $16.5, lower raw material costs of $9.6, and $5.9 due to improved plant leverage on increased volume as well as the initiative to lower inventories in 2009. These positive impacts were partially offset by lower selling prices of $3.5, the elimination of the short term savings initiatives and higher operating expenses of $2.7, changes in exchange rates of $2.2, and increased freight costs of $1.3 due to higher selling volumes.

Engineered Materials

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$224.3	$225.8	-1%	1%	-2%	0%
Latin America (1)	3.3	1.8	—	—	—	—
Asia/Pacific	29.8	25.0	19%	-1%	20%	0%
Europe/Middle East/Africa	116.6	117.3	-1%	1%	-2%	0%

Total	$374.0	$369.9	1%	1%	0%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 1% due to the increased selling prices of 1%. Selling volumes were essentially flat compared with the prior year period. Business/regional jet and rotorcraft sales decreased due to the decline in overall civil aircraft build rates. Military segment sales reflect a temporary decline as a result of the wind down of certain programs to be replaced by the new program. These negative impacts were offset by the increased selling volumes associated with new commercial aircraft programs and higher sales in our high performance industrial materials product lines as a result of the improved economy.

Earnings from operations were $59.6 or 16% of sales in 2010, compared with $55.2 or 15% in 2009. The $4.4 increase in earnings includes $9.1 of benefits primarily associated with higher fixed cost absorption into inventory due to increased production levels, increased selling prices of $2.3, slightly improved selling volumes of $1.2, and lower raw materials costs of $0.9. These positive impacts were partially offset by increased manufacturing costs of $5.5 primarily due to higher selling volumes, higher operating expenses of $3.2, which include higher research and development and higher overall benefit costs, and changes in exchange rates of $0.6.

Building Block Chemicals

			Total	% Change Due to
	2010	2009	% Change	Price	Volume/Mix	Currency
North America	$201.7	$86.2	134%	75%	59%	0%
Latin America (1)	4.4	1.2	—	—	—	—
Asia/Pacific	21.9	29.2	-25%	45%	-70%	0%
Europe/Middle East/Africa	84.1	41.1	105%	98%	7%	0%

Total	$312.1	$157.7	98%	75%	23%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 98% primarily due to higher selling prices of 75%, driven by higher propylene costs used in the manufacturing of acrylonitrile where pricing closely follows raw material cost movements and tight conditions in the export market for acrylonitrile. Selling volumes decreased 70% in Asia/Pacific primarily due to weak acrylic fiber demand and competition. Overall selling volumes were up 23% primarily due to higher demand within the end markets for acrylonitrile and melamine.

Earnings from operations were $19.1 or 6% of sales in 2010, compared with $5.1 or 3% of sales in 2009. The $14.0 increase in earnings is primarily due to the increased selling prices of $117.6, increased selling volumes of $13.3, and improved plant leverage on increased volume as well as the initiative to lower inventories in 2009 of $2.0. These positive impacts were partially offset by the increased raw material costs of $109.3 and increased manufacturing and freight costs of $9.6 due to higher selling volumes.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2010 our cash balance was $311.5 compared with $261.7 at December 31, 2009.

Cash flows provided by operating activities were $124.4 in 2010 compared with $230.4 in 2009. Trade accounts receivable increased $109.7 due to higher sales, however average days outstanding were 45 days for the second quarter of 2010, which is slightly lower than the 2009 fourth quarter average of 46 days. Inventory increased $56.6 due to improved demand and higher production volumes. Inventory average days on hand were at 59 days for the second quarter of 2010, which is also slightly lower than the 2009 fourth quarter average of 61days. Accounts payable increased by $110.0 due to higher purchases reflecting higher demand levels. Second quarter 2010 accounts payable average days outstanding were slightly up at 51 days compared to the fourth quarter 2009 average of 46 days. Other liabilities decreased $35.1 primarily due to contributions to our defined benefits plans. Through June 30, 2010, $29.7 and $5.4 in contributions were made, respectively, to our pension and postretirement plans. We expect to contribute $63.5 and $12.1, respectively, to our pension and postretirement plans in 2010.

Cash flows used in investing activities were $53.9 in 2010 compared to $109.3 in 2009. During the first quarter of 2010, we sold certain real estate for cash proceeds totaling $1.7. Capital spending for the first six months of 2010 was $55.6 compared to $116.3 in 2009. Capital spending in 2010 is mostly attributable to purchased equipment for our delayed carbon fiber line in Greenville, South Carolina and expansion work at our composites plant in Greenville, Texas. The remainder is mostly maintenance of business capital across the Company. The $60.7 decrease is mostly related to our decision to delay the completion of the carbon fiber expansion project and higher spending related to maintenance turnarounds in Building Block Chemicals during 2009. We continue to evaluate the timing of the carbon fiber project as market conditions change. Our capital spending for 2010 is expected to be in the range of $140.0 to $160.0 although some of the cash spending may extend over into 2011.

Net cash flows used by financing activities were $10.1 in 2010 compared with $115.1 in 2009. During the first six months of 2010, we had net debt repayments of $17.0 and cash dividends of $2.5, which was partially offset by proceeds received on the exercise of stock options of $8.6.

Approximately $45.0 remained authorized under our stock buyback program as of June 30, 2010. We did not repurchase any shares in the first six months of 2010. We do not expect to repurchase any shares in 2010 given current economic conditions unless necessary to meet share based compensation requirements.

On April 22, 2010, our Board of Directors declared a $0.0125 per common share cash dividend, payable on May 25, 2010 to shareholders of record as of May 10, 2010. Cash dividends paid in the second quarter of 2010 and 2009 were $0.6 and $0.6, respectively, and for the six months ended June 30, 2010 and 2009 were $2.5 and $6.5, respectively. Dividends paid in the first six months of 2010 include $1.3 paid by a majority owned subsidiary to its minority shareholder. On July 20, 2010 the Board of Directors declared a $0.0125 per common share cash dividend, payable on August 25, 2010 to shareholders of record as of August 10, 2010.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance, which may be adversely affected by general economic conditions. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. We have no borrowings outstanding under the agreement as of June 30, 2010. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At June 30, 2010, the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

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

There were no material changes in contractual obligations from December 31, 2009 to June 30, 2010. Reference is also made to Note 10 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $37.8 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2010 OUTLOOK

In our July 20, 2010 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2010 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

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

Commodity Price Risk: At June 30, 2010, we held natural gas forwards, with an unfavorable fair value of $1.0, which will be reclassified into Manufacturing Cost of Sales through May 2011 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $2.4 in the value of the forwards.

Interest Rate Risk: At June 30, 2010, our outstanding borrowings consisted of $9.1 of short-term borrowings and $660.1 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $643.3 and $643.7, respectively, and a fair value of approximately $729.5.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2010, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2010, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2010, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $143.7. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2010, was approximately $3.7. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2010 would decrease by approximately $20.8. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

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

At June 30, 2010, the (unfavorable)/favorable fair values of the two, five, and ten year swaps were $(9.6) $(2.4), and $6.5, respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 14 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$2.5
Euro interest rate curve	-10%	(2.5)
USD interest rate curve	+10%	(2.6)
USD interest rate curve	-10%	2.6
Euro/USD exchange rate	+10%	(33.8)
Euro/USD exchange rate	-10%	33.8

A portion of an intercompany Euro denominated loans payable naturally hedges our net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV. From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At June 30, 2010, we had no designated forward contracts.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 8 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

Item 6.	EXHIBITS

(a).	Exhibits

See Exhibit Index on page 37 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and
Chief Financial Officer

July 28, 2010

Exhibit Index

10.2(g)	Key Manager Income Continuity Plan, as amended and restated June 29, 2010.

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2010 and 2009

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.