Form 10-Q
period 2010-09-30
CYTEC INDUSTRIES INC/DE/
filed 2010-10-28
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 49,384,678 shares of common stock outstanding at October 18, 2010.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$837.1	$740.2	$2,497.8	$2,037.5
Manufacturing cost of sales	658.2	605.4	1,948.1	1,706.2
Selling and technical services	51.5	48.6	150.6	148.6
Research and process development	18.0	17.2	54.1	56.1
Administrative and general	32.8	29.6	95.0	90.1
Amortization of acquisition intangibles	9.1	9.7	27.6	28.3
Net gain on sale of assets	0.0	0.0	0.0	0.2

Earnings from operations	67.5	29.7	222.4	8.4
Other (expense)/income, net	(2.0)	6.9	(3.9)	3.6
Net loss on early extinguishment of debt	0.1	8.6	0.8	8.6
Equity in earnings of associated companies	0.4	0.2	0.7	0.7
Interest expense, net	7.8	7.6	23.9	18.3

Earnings/(loss) before income taxes	58.0	20.6	194.5	(14.2)
Income tax provision/(benefit)	19.8	7.6	68.2	(2.8)

Net earnings/(loss)	38.2	13.0	126.3	(11.4)

Less: Net earnings attributable to noncontrolling interests	(0.5)	(0.5)	(2.0)	(1.0)
Net earnings/(loss) attributable to Cytec Industries Inc.	$37.7	$12.5	$124.3	$(12.4)

Earnings/(loss) per share attributable to Cytec Industries Inc.
Basic earnings/(loss) per common share	$0.76	$0.26	$2.52	$(0.26)
Diluted earnings/(loss) per common share	$0.75	$0.26	$2.50	$(0.26)
Dividends per common share	$0.0125	$0.0125	$0.0375	$0.15

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$357.1	$261.7
Trade accounts receivable, less allowance for doubtful accounts of $5.1 and $6.6 in 2010 and 2009, respectively	451.0	374.2
Other accounts receivable	60.4	58.4
Inventories	420.4	351.9
Deferred income taxes	39.5	41.3
Currency swap receivable	19.5	34.4
Other current assets	26.8	19.0

Total current assets	1,374.7	1,140.9

Investment in associated companies	19.9	21.5
Plants, equipment and facilities, at cost	2,330.0	2,310.0
Less: accumulated depreciation	(1,162.1)	(1,133.8)

Net plant investment	1,167.9	1,176.2

Acquisition intangibles, net of accumulated amortization of $238.2 and $214.8 in 2010 and 2009, respectively	360.0	399.5
Goodwill	689.7	701.9
Deferred income taxes	15.8	11.9
Other assets	101.9	107.5

Total assets	$3,729.9	$3,559.4

Liabilities
Current liabilities
Accounts payable	$354.4	$276.4
Short-term borrowings	8.6	10.4
Current maturities of long-term debt	15.4	16.7
Accrued expenses	229.6	202.2
Income taxes payable	22.4	19.2
Currency swap payable	33.4	45.3
Deferred income taxes	2.5	5.2

Total current liabilities	666.3	575.4

Long-term debt	642.0	658.4
Pension and other postretirement benefit liabilities	333.3	388.8
Other noncurrent liabilities	284.2	309.7
Deferred income taxes	85.4	64.0
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	0.0	0.0
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,357,136 and 49,316,913 in 2010 and 2009, respectively	0.5	0.5
Additional paid-in capital	448.0	451.0
Retained earnings	1,245.7	1,123.2
Accumulated other comprehensive income	19.1	16.0
Treasury stock, at cost, 767 shares in 2010 and 594,134 shares in 2009	0.0	(31.8)

Total Cytec Industries Inc. stockholders’ equity	1,713.3	1,558.9

Noncontrolling interests	5.4	4.2
Total equity	1,718.7	1,563.1

Total liabilities and stockholders’ equity	$3,729.9	$3,559.4

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows provided by (used in) operating activities
Net earnings/(loss)	$126.3	$(11.4)
Noncash items included in net earnings/(loss):
Depreciation	78.8	88.8
Amortization	33.3	33.1
Share-based compensation	8.0	6.2
Deferred income taxes	21.6	(29.6)
Net gain on sale of assets	(2.3)	(0.2)
Non-cash gain on transfer of land	0.0	(8.9)
Net loss on early extinguishment of debt	0.8	8.6
Unrealized gain on derivative instruments	(8.0)	(11.3)
Other	0.6	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	(78.7)	45.9
Other receivables	(1.5)	31.9
Inventories	(68.5)	193.3
Other assets	3.7	(3.1)
Accounts payable	84.4	39.1
Accrued expenses	29.7	27.2
Income taxes payable	8.2	4.4
Other liabilities	(54.0)	(18.0)

Net cash provided by operating activities	182.4	396.2

Cash flows (used in) provided by investing activities
Additions to plants, equipment and facilities	(85.5)	(159.4)
Net proceeds received on sale of assets	1.7	7.0

Net cash used in investing activities	(83.8)	(152.4)

Cash flows provided by (used in) financing activities
Proceeds from long-term debt	0.0	390.2
Payments on long-term debt	(18.4)	(517.5)
Change in short-term borrowings, net	(2.4)	(25.4)
Cash dividends	(3.2)	(8.6)
Proceeds from the exercise of stock options	17.7	1.6
Excess tax benefits from share-based payment arrangements	2.9	0.0

Net cash used in financing activities	(3.4)	(159.7)

Effect of currency rate changes on cash and cash equivalents	0.2	4.0

Increase in cash and cash equivalents	95.4	88.1
Cash and cash equivalents, beginning of period	261.7	55.3

Cash and cash equivalents, end of period	$357.1	$143.4

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. DIVESTITURES

In the first quarter of 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.6 ($1.0 after-tax). The gain is recorded in net gain on sale of assets in the accompanying statements of income.

Also in the first quarter of 2009, we decided to pursue strategic alternatives for our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expected to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2 which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services. In the second quarter of 2009, we sold our polyurethane product line assets in Asia for $1.8 of which $1.2 was received in cash and $0.6 represents a promissory note from the purchaser. The net loss of $1.4 resulting from this sale is recorded in net gain on sale of assets in the accompanying statements of income.

3. RESTRUCTURING OF OPERATIONS

In accordance with our policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Aggregate pre-tax restructuring charges/(credits) included in the statements of income were recorded by line item as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Manufacturing cost of sales	$3.5	$21.0	$8.3	$47.0
Selling and technical services	0.0	0.0	(0.1)	4.5
Research and process development	0.0	0.2	0.0	3.8
Administrative and General	(0.3)	0.9	(0.8)	4.2
Other expense, net	0.0	0.0	0.3	0.0

Total	$3.2	$22.1	$7.7	$59.5

Details of our 2010 restructuring initiatives are as follows:

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites. These plans resulted in a restructuring charge of $3.4 in the third quarter of 2010, of which $1.2 relates to the severance of nine positions, and $2.2 relates to the write-down of certain manufacturing assets. We expect the aforementioned plan to be completed by the end of the year.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.1 in the second quarter of 2010, of which $0.4 relates to the severance of 11 positions, $1.2 relates to asset write-offs, and $3.5 relates to decommissioning activities. For the three and nine months ended September 30, 2010, we recorded net restructuring charges of $0.3 and $5.4, respectively. The remaining reserve of $4.4 at September 30, 2010 for our 2010 restructuring initiatives is expected to be paid through 2011.

Details of our 2009 restructuring initiatives are as follows:

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

For the three and nine months ended September 30, 2010, we recorded net favorable adjustments of $0.5 and $1.1, respectively, related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed in waves throughout 2010 and 2011.

The remaining reserve at September 30, 2010 of $15.3 relating to 2009 restructuring initiatives is expected to be paid through 2012.

Details of our 2008 restructuring initiatives are as follows:

In 2008, as a cost reduction initiative and to align our cost structure to the declining demand environment at that time, we decided to restructure certain activities of our Coating Resins segment. These initiatives resulted in restructuring charges of $11.1 for the twelve months ended December 31, 2008, which primarily related to severance for 93 eliminated positions. These initiatives were completed in 2008. In 2009, the remaining balance of $0.9 was reversed as a result of actual costs being less than our forecast. All costs were paid in full as of December 31, 2009.

Details of our 2007 restructuring initiatives are as follows:

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

	2007 Restructuring Initiatives	2008 Restructuring Initiatives	2009 Restructuring Initiatives		2010 Restructuring Initiatives		Total
Balance December 31, 2008	$ 2.0	$ 4.3	$ 0.0		$ 0.0		$ 6.3
2009 charges/(credits)	(0.6)	(0.9)	91.9		0.0		90.4
Non-cash items	0.0	0.0	(30.6)	(1)	0.0		(30.6)
Cash payments	(1.4)	(3.3)	(31.0)		0.0		(35.7)
Currency translation adjustments	0.0	(0.1)	1.3		0.0		1.2
Other adjustments	0.0	0.0	(0.8)	(2)	0.0		(0.8)
Balance December 31, 2009	$ 0.0	$ 0.0	$ 30.8		$ 0.0		$ 30.8
1st quarter charges/(credits)	0.0	0.0	(0.4)		0.0		(0.4)
Cash payments	0.0	0.0	(10.9)		0.0		(10.9)
Currency translation adjustments	0.0	0.0	(0.9)		0.0		(0.9)
Balance March 31, 2010	$ 0.0	$ 0.0	$ 18.6		$ —		$ 18.6
2nd quarter charges/(credits)	0.0	0.0	(0.3)		5.1		4.8
Non-cash items	0.0	0.0	0.0		(1.2)	(3)	(1.2)
Cash payments	0.0	0.0	(2.2)		(0.2)		(2.4)
Currency translation adjustments	0.0	0.0	(1.5)		0.0		(1.5)
Balance June 30, 2010	$ 0.0	$ 0.0	$ 14.6		$ 3.7		$ 18.3
3rd quarter charges/(credits)	0.0	0.0	(0.5)		3.7		3.2
Non-cash items	0.0	0.0	0.0		(2.2)	(4)	(2.2)
Cash payments	0.0	0.0	(0.2)		(1.0)		(1.2)
Currency translation adjustments	0.0	0.0	1.4		0.2		1.6
Balance September 30, 2010	$ 0.0	$ 0.0	$ 15.3		$ 4.4		$ 19.7

(1)	Represents accelerated depreciation of plant assets and impairment of the land at our facility in La Llagosta, Spain.
(2)	Represents a reclassification of an environmental related restructuring accrual to environmental liabilities.
(3)	Represents write-offs of inventories and construction in progress at our Mt. Pleasant, Tennessee facility.
(4)	Represents write-off of plant assets at a certain European facility.

4. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“stock-settled SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the nine months ended September 30, 2010 and 2009 are noted in the following table:

	2010	2009
Expected life (years)	6.1	6.7
Expected volatility	43.3%	48.2%
Expected dividend yield	0.19%	2.23%
Risk-free interest rate	3.75%	2.7%
Weighted-average fair value per option	$16.73	$8.58

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At September 30, 2010, there were approximately 1,700,000 shares reserved for issuance under the 1993 Plan, and 4,000,000 shares underlying all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2010 is presented below.

Options and Stock-Settled SARS Activity:	Number of Units	Average Exercise Price Per Unit	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,822,502	$39.67
Granted	457,990	37.71
Exercised	(622,769)	31.82
Forfeited	(124,091)	41.99

Outstanding at September 30, 2010	3,533,632	$40.72	5.9	$56.2

Exercisable at September 30, 2010	2,549,775	$43.32	4.9	$34.2

During the nine months ended September 30, 2010, we granted 457,990 stock options. The weighted-average grant-date fair value of the stock-settled SARS and stock options granted during the nine months ended September 30, 2010 and 2009 was $16.73 and $8.58 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.8 and $1.8 during the three months ended September 30, 2010 and 2009, respectively, and $5.8 and $5.3 during the nine months ended September 30, 2010 and 2009, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2010 and 2009 was $10.5 and $0.1, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the nine months ended September 30, 2010 and 2009 was $7.6 and $9.7, respectively.

As of September 30, 2010, there was $6.8 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.4 years as the majority of our awards vest over three years.

Cash received (for stock options only) and the tax benefit realized from stock options and stock–settled SARS exercised and deferred shares issued were $17.7 and $3.9 for the nine months ended September 30, 2010, and $1.7 and $0.0 for the nine months ended September 30, 2009, respectively. Cash used to settle cash-settled SARS exercises for the nine months ended September 30, 2010 was $0.1. There were no cash-settled SARS exercises for the nine months ended September 30, 2009. The liability related to our cash-settled SARS was $3.4 at September 30, 2010 and $1.7 at December 31, 2009.

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units, and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance share payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We currently do not expect any outstanding performance stock awards to vest. A summary of non-vested stock and non-vested stock units for the nine months ended September 30, 2010 is presented below.

Non-vested stock and stock units	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2010	57,824	$31.27
Granted	74,915	$39.71
Vested	(4,860)	$56.61
Forfeited	(3,139)	$37.59

Nonvested at September 30, 2010	124,740	$35.19

During the nine months ended September 30, 2010, we granted 60,525 non-vested stock units and 14,390 shares of non-vested stock. The total amount of share-based compensation expense recognized for non-vested shares and non-vested stock units for three months ended September 30, 2010 and 2009 was $0.5 and $0.2, respectively, and for nine months ended September 30, 2010 and 2009 was $1.4 and $0.6, respectively. As of September 30, 2010, there was $2.2 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of September 30, 2010 and December 31, 2009 was approximately $0.4 and $0.2, respectively.

As of September 30, 2010 and December 31, 2009, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $70.1 and $69.9, respectively.

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

The following table sets forth the computation of basic and diluted earnings/(loss) per common share for the three and nine months ended September 30 (in thousands, except net earnings/(loss) in millions and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net earnings/(loss) attributable to Cytec Industries Inc.	$37.7	$12.5	$124.3	$(12.4)
Denominator:
Weighted average shares outstanding	49,422	48,724	49,243	48,125
Effect of dilutive shares:
Options and stock-settled SARS	521	54	447	0
Non-vested shares and units	59	24	49	0

Diluted average shares outstanding	50,002	48,802	49,739	48,125

Basic earnings/(loss) per common share	$0.76	$0.26	$2.52	$(0.26)
Diluted earnings/(loss) per common share	$0.75	$0.26	$2.50	$(0.26)

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

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

	Nine Months Ended September 30,
	2010	2009
Options	291	1,863
Stock-Settled SARS	1,354	1,453
Non-vested shares/units	0	0

Total	1,645	3,316

6. INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Finished goods	$286.1	$234.8
Work in progress	31.4	33.6
Raw materials and supplies	102.9	83.5

Total inventories	$420.4	$351.9

7. DEBT

Long-term debt, including the current portion, consisted of the following:

	September 30, 2010		December 31, 2009
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2012	$0.0	$0.0	$0.0	$0.0
5.5% Notes Due October 1, 2010	15.4	15.4	15.4	15.4
4.6% Notes Due July 1, 2013	141.1	141.5	157.2	157.8
6.0% Notes Due October 1, 2015	250.0	249.7	250.0	249.6
8.95% Notes Due July 1, 2017	250.0	249.4	250.0	249.4
Other	1.4	1.4	2.9	2.9

	$657.9	$657.4	$675.5	$675.1
Less: Current maturities	(15.4)	(15.4)	(16.7)	(16.7)

Long-term Debt	$642.5	$642.0	$658.8	$658.4

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

During the third quarter of 2010, we repurchased a portion of our 4.6% notes due July 1, 2013 with a total carrying value of $1.4 for a total purchase price of $1.5 including accrued interest, resulting in a loss of less than $0.1.

On July 6, 2009, we sold $250.0 aggregate principal amount of 8.95% senior unsecured notes due July 1, 2017, which resulted in $247.7 in net proceeds after original issue discount and underwriting fees. In addition, on June 30, 2009, we commenced offers to purchase our 5.5% notes due October 1, 2010 and our 4.6% notes due July 1, 2013. In July 2009, we applied the net proceeds from the issuance of the 8.95% notes and corporate cash to repurchase $234.6 principal amount of our 5.5% notes due October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6 % notes due July 1, 2013 for a purchase price of $14.6 plus accrued interest of $0.1. On October 1, 2010 we paid down the remaining $15.4 principal of the 5.5% notes, according to its terms.

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at September 30, 2010. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012.

At September 30, 2010 and December 31, 2009, the fair value of our long-term debt, including the current portion, was $762.3 and $746.1, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.80% and 6.47% as of September 30, 2010 and 2009, respectively. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2010 and 2009 was 1.11% and 1.08%, respectively.

8. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2010 and December 31, 2009, the aggregate environmental related accruals were $102.0 and $105.4, respectively. As of September 30, 2010 and December 31, 2009, $5.5 of the above amounts was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2010 and 2009 was $1.1 and $1.2, respectively, and for the nine months ended September 30, 2010 and 2009 was $3.2 and $2.8, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, may from time to time adjust our environmental related accruals. During the nine months ended September 30, 2010, based on additional information generated by site evaluations, we increased our environmental related accruals by $2.7, primarily related to operating sites in the U.S and Europe.

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

As of September 30, 2010 and December 31, 2009, the aggregate self-insured and insured contingent liability was $59.6 and $60.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $24.7 at September 30, 2010 and $28.0 at December 31, 2009. The asbestos liability included in the above amounts at September 30, 2010 and December 31, 2009 was $44.5 and $45.0, respectively, and the insurance receivable related to the liability as well as claims for past payments was $23.7 at September 30, 2010 and $26.5 at December 31, 2009. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Number of claimants at beginning of period	8,000	8,100
Number of claimants associated with claims closed during period	(100)	(200)
Number of claimants associated with claims opened during period	0	100

Number of claimants at end of period	7,900	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

During the third quarter of 2009, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables. This study which updated our last study prepared in the third quarter of 2006, is based on, among other things, the incidence and nature of historical claims data through September 30, 2009, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

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

Lead Pigment

Over the past 15 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in paint for use in buildings. Seven cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the other cases, we prevailed in court or were dismissed as a defendant. We believe that the seven remaining suits against us are without merit, and we are vigorously defending them.

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

9. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings/(loss)	$38.2	$13.0	126.3	(11.4)
Other comprehensive income (loss):
Accumulated pension liability, net of tax	(1.4)	(4.9)	8.9	(3.4)
Unrealized (losses)/gains on cash flow hedges, net of tax	(7.6)	0.1	(7.2)	(10.0)
Foreign currency translation adjustments	91.7	41.4	1.9	66.3

Comprehensive income	$120.9	$49.6	$129.9	$41.5

Comprehensive income attributable to noncontrolling interest	0.8	0.7	2.5	1.0

Comprehensive income attributable to Cytec Industries Inc.	$120.1	$48.9	$127.4	$40.5

10. INCOME TAXES

The effective income tax rate for the three and nine months ended September 30, 2010 was a tax provision of 34.1% ($19.8) and 35.1% ($68.2), respectively, compared to a tax provision of 36.9% ($7.6) and a tax benefit of 19.7% ($2.8) for the three and nine months ended September 30, 2009. The 2010 effective tax rate for the year-to-date period was unfavorably impacted by a shift in earnings to higher tax jurisdictions and an $8.3 charge to tax expense related to the enactment of U.S. health care legislation (as further discussed below). The rate was favorably impacted by a $3.2 tax benefit primarily attributable to the remeasurement of the future utilization of deferred tax assets in a European tax jurisdiction. The underlying estimated annual income tax rate for the nine months ended September 30, 2010 was 32.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 32.6% including such interest.

For the first nine months ended September 30, 2009, the rate was unfavorably impacted by the lack of a tax benefit given to restructuring costs related to our decision to exit our polyurethane product line operations in Asia. The effective income tax rate for the first nine months of 2009 also includes a limited tax benefit for other restructuring charges.

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

As of September 30, 2010, the amount of unrecognized tax benefits is $40.3 (gross) of which $21.2 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2009 was $37.9 (gross) of which $19.8 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.9 as of December 31, 2009, which decreased $0.1 due to current year tax activity and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $6.8 (gross) as of September 30, 2010.

11. OTHER FINANCIAL INFORMATION

On July 20, 2010, our Board of Directors declared a $0.0125 per common share cash dividend, payable on August 25, 2010 to shareholders of record as of August 10, 2010. Cash dividends paid in the third quarter of 2010 and 2009 were $0.7 and $2.1, respectively, and for the nine months ended September 30, 2010 and 2009 were $3.2 and $8.6, respectively. Dividends paid in the first nine months of 2010 include $1.3 paid by a majority owned subsidiary to its minority shareholder. Dividends paid in the nine months ended September 30, 2009 include $1.5 paid by a majority owned subsidiary to its minority shareholder. On October 21, 2010 the Board of Directors declared a $0.0125 per common share cash dividend, payable on November 26, 2010 to shareholders of record as of November 10, 2010.

Income taxes paid for the nine months ended September 30, 2010 and 2009 were $44.5 and $26.6, respectively. Interest paid for the nine months ended September 30, 2010 and 2009 was $30.3 and $25.4, respectively. Interest income for the nine months ended September 30, 2010 and 2009 was $5.1 and $5.1, respectively.

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other (expense)/income, net in the accompanying statements of income.

On September 28, 2009, we transferred title to land previously leased to a third party to such third party. The transfer of title was triggered by the third party exercising their right to purchase the property pursuant to the terms of the original lease. The transfer of title resulted in the recognition of a gain of $8.9, which represents the unamortized balance of the consideration we received at the inception of the lease as of the date of the exercise of the option to purchase. The gain is recorded in other (expense)/ income, net in the consolidated statement of income.

12. SEGMENT INFORMATION

Summarized segment information for our five segments for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Sales:
Coating Resins	$363.8	$336.3	$1,074.2	$878.3
Additive Technologies
Sales to external customers	66.4	64.9	194.8	178.7
Intersegment sales	0.1	0.3	0.6	0.4
In Process Separation	75.2	71.2	211.0	185.1
Engineered Materials	194.7	169.2	568.7	539.1
Building Block Chemicals
Sales to external customers	137.0	98.6	449.1	256.3
Intersegment sales	6.2	6.4	19.2	14.6

Net sales from segments	843.4	746.9	2,517.6	2,052.5
Elimination of intersegment revenue	(6.3)	(6.7)	(19.8)	(15.0)

Total consolidated net sales	$837.1	$740.2	$2,497.8	$2,037.5

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	% of Sales	2009	% of Sales	2010	% of Sales	2009	% of Sales
Earnings/(loss) from operations:
Coating Resins	$19.5	5%	$18.5	6%	$64.3	6%	$(21.0)	-2%
Additive Technologies	9.1	14%	3.1	5%	28.1	14%	6.8	4%
In Process Separation	12.8	17%	12.5	18%	42.0	20%	19.4	10%
Engineered Materials	27.9	14%	18.3	11%	87.5	15%	73.5	14%
Building Block Chemicals	9.7	7%	4.8	5%	28.7	6%	9.9	4%

Earnings from segments	79.0	9%	57.2	8%	250.6	10%	88.6	4%
Corporate and Unallocated, net (1)	(11.5)		(27.5)		(28.2)		(80.2)

Total earnings from operations	$67.5	8%	$29.7	4%	$222.4	9%	$8.4	0%

(1)	For the three and nine months ended September 30, 2010, Corporate and Unallocated includes pre-tax charges of $3.2 and $7.4, respectively, related to the exit of certain phosphorus derivative products in Mt. Pleasant, TN, and for additional restructuring costs primarily associated with consolidating manufacturing operations in Europe during the third quarter. For the three and nine months ended September 30, 2009, Corporate and Unallocated includes pre-tax charges of $22.1 and $59.5, respectively, for various manufacturing and organizational restructuring initiatives across our Specialty Chemical and Engineered Materials segments and organizational restructuring activities within corporate operations. Corporate and Unallocated for the nine months ended September 30, 2009 also includes a net loss of $1.4 related to the exit of our polyurethane product line in Europe and Asia.

13. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2009:
Goodwill	762.2	19.6	53.2	256.8	1,091.8
Accumulated impairment charges	(389.9)	0.0	0.0	0.0	(389.9)

	$372.3	$19.6	$53.2	$256.8	$701.9
Currency exchange:
Goodwill	(24.0)	0.0	0.8	(1.7)	(24.9)
Accumulated impairment charges	12.7	0.0	0.0	0.0	12.7

	(11.3)	—	0.8	(1.7)	(12.2)
Balance, September 30, 2010:
Goodwill	738.2	19.6	54.0	255.1	1,066.9
Accumulated impairment charges	(377.2)	—	—	—	(377.2)

	$361.0	$19.6	$54.0	$255.1	$689.7

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2010	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Technology-based	16.2	$55.5	$55.9	$(34.9)	$(32.3)	$20.6	$23.6
Marketing-related	< 2.0	2.0	2.1	(2.0)	(2.1)	0.0	0.0
Marketing-related	15.5	63.9	65.0	(28.2)	(25.6)	35.7	39.4
Marketing-related	40.0	45.3	47.5	(4.8)	(4.2)	40.5	43.3
Customer-related	15.0	431.5	443.8	(168.3)	(150.6)	263.2	293.2

Total		$598.2	$614.3	$(238.2)	$(214.8)	$360.0	$399.5

Amortization of acquisition intangibles for the three months ended September 30, 2010 and 2009 was $9.1 and $9.7, respectively, and for the nine months ended September 30, 2010 and 2009 was $27.6 and $28.3, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2010 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2010	2011	2012	2013	2014	2015
Intangibles Amortization Expense	$36.9	$36.9	$36.8	$36.2	$35.8	$35.7

14. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2010, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period.

These forward contracts are not defined as hedging instruments; therefore, all changes in fair values are reported in other (expense)/income, net.

At September 30, 2010, net contractual amounts of forward contracts outstanding translated into U. S. dollars (“USD”) amount to $159.0. Of this total, $141.9 was attributed to the exposure in forward selling/purchase of USD. The remaining $17.1 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net favorable fair values of currency contracts, based on forward exchange rates at September 30, 2010 and December 31, 2009 were $6.9 and $0.5, respectively.

Cross Currency Swaps

We used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary). Since the loans and underlying investment are denominated in Euros, we have foreign exchange exposure to the Euro/USD exchange rate changes. We originally hedged these foreign exchange exposures by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) that settle on October 1, 2010 (“five year swaps”) and October 1, 2015 (“ten year swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchanges on each of October 1, 2010 and October 1, 2015, we will pay €207.9 and receive $250.0. The swaps have fixed interest rates on both legs. On the five year swaps, we pay 3.78% interest per annum on the Euro notional amount and we receive 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

Certain five and ten year swaps fix the USD equivalent cash flows of the Euro loans and eliminate foreign exchange variability, since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans; therefore no ineffectiveness is expected. Certain currency swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the five year swaps were de-designated as cash flow hedges and we executed new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010.

The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we will receive 3.78% per annum on the Euro notional amount and will pay 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges, therefore all changes in fair value are reported in interest expense, net, and other (expense)/income, net.

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a €41.6 portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to maintain the total notional amount of the ten year swaps at €207.9. With respect to this replacement swap, we will pay 4.52% per annum on the Euro notional amount and will receive 5.80% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which is also on October 1, 2015. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

All cross currency swaps are recorded at fair value as either assets or liabilities. We accrue the periodic net swap interest payments due each period in the consolidated income statement for the cash flow hedges. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to its de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurred during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to a translation adjustment will remain in other comprehensive income/(loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since its de-designation, the five year swaps, are calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At September 30, 2010, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $19.9, $(31.9), and $(20.1), respectively, and at December 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $34.8, $(44.7), and $(41.6), respectively. The two and five year swaps were settled according to their terms on October 1, 2010.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges of our forecasted natural gas purchases and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other (expense)/income, net in the current period. During the nine months ended September 30, 2010 and September 30, 2009 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other expense, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contracts remains in accumulated other comprehensive income and is recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other expense, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At September 30, 2010, we held natural gas forwards to purchase approximately 2,000,000 MMBtu of gas with an unfavorable fair value of $2.2 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through June 2011 as the hedged natural gas purchases affect earnings.

At September 30, 2010, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of September 30, 2010, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural Gas Forwards			Other current assets	$0.3	Accrued expenses	$2.2
Cross currency swaps (1)	Other current assets	$1.1	Other current assets	0.4	Other noncurrent liabilities	21.2	Other noncurrent liabilities	$42.0

Total derivatives designated as hedging instruments:		$1.1		$0.7		$23.4		$42.0

Derivatives not designated as hedging instruments:
Cross currency swaps (2)	Currency Swap receivable	$19.5	Currency Swap receivable	$34.4	Currency Swap payable	$33.4	Currency Swap payable	$45.3
	Other current assets	1.9	Other current assets	1.0
Foreign currency forwards	Other current assets	7.2	Other current assets	2.4	Accrued expenses	0.3	Accrued expenses	1.9

Total derivatives not designated as hedging instruments:		$28.6		$37.8		$33.7		$47.2

Total derivatives		$29.7		$38.5		$57.1		$89.2

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30			Three Months Ended September 30			Three Months Ended September 30
	2010	2009		2010	2009		2010	2009
Natural Gas Forwards	$(1.2)	$(0.1)	Manufacturing cost of sales	$(0.8)	$(4.8)	Other expense, net	$0.0	$0.0
Cross currency swaps (1)	(15.6)	(9.3)	Other expense, net	(28.4)	(12.9)		0.0	0.0

Total	$(16.8)	$(9.4)		$(29.2)	$(17.7)		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Three Months Ended September 30			Three Months Ended September 30			Three Months Ended September 30
	2010	2009		2010	2009		2010	2009
Cross currency swaps (1)	$(1.2)	$0.0	Other expense, net	$0.0	$0.0	Other expense, net	$0.0	$0.0

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the nine months ended September 30, 2010 and 2009:

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2010	2009		2010	2009		2010	2009
Natural Gas Forwards	$(3.2)	$(4.2)	Manufacturing cost of sales	$(3.1)	$(20.1)	Other expense, net	$0.0	$0.0
Cross currency swaps (1)	13.9	(21.8)	Other expense, net	15.4	(12.3)

Total	$10.7	$(26.0)		$12.3	$(32.4)		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Nine Months Ended September 30			Nine Months Ended September 30			Nine Months Ended September 30
	2010	2009		2010	2009		2010	2009
Cross currency swaps (1)	$(1.2)	$0.0	Other expense, net	$0.0	$0.0	Other expense, net	$0.0	$0.0

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three and nine months ended September 30, 2010 and 2009:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Foreign currency forwards	Other expense, net	$9.7	$5.0	$0.5	$13.5
Cross currency swaps (2)	Other expense, net	(1.0)	(1.3)	(3.0)	(3.2)
Cross currency swaps (2)	Interest expense, net	1.0	1.0	3.0	3.0
Cross currency swaps (3)	Interest expense, net	1.2	1.2	3.6	3.6

Total		$10.9	$5.9	$4.1	$16.9

(1)	Ten year swaps

(2)	Two and five year swaps.

(3)	Represents OCI amortization of previously de-designated hedging relationships.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2010, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at September 30, 2010 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$6.9
Cross currency swaps	(32.1)
Natural gas forwards	(2.2)

Total	$(27.4)

As of September 30, 2010, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three and nine months ended September 30, 2010. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

15. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended September 30,
	2010	2009	2010	2009
Service cost	$2.2	$2.6	$0.4	$0.4
Interest cost	12.2	12.5	2.8	3.0
Expected return on plan assets	(12.1)	(11.6)	(0.8)	(1.0)
Net amortization	4.8	3.2	(2.6)	(2.6)

Net periodic cost	$7.1	$6.7	$(0.2)	$(0.2)

	Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$6.9	$7.3	$1.1	$1.0
Interest cost	36.0	35.9	8.3	8.8
Expected return on plan assets	(36.2)	(34.1)	(2.5)	(2.8)
Curtailment/ settlement gain (1)	0.0	(0.8)	0.0	0.0
Net amortization	13.2	11.1	(7.7)	(7.9)

Net periodic cost	$19.9	$19.4	$(0.8)	$(0.9)

(1)	Represents curtailment gains on our plans in Belgium and Germany related to restructuring initiatives. See Note 3 to the consolidated financial statements for further information on restructuring.

We disclosed in our 2009 Annual Report on Form 10-K that we expected to contribute $63.5 and $12.1, respectively, to our pension and postretirement plans in 2010. Due to additional voluntary contributions in the fourth quarter, we now expect to contribute a total of $78.0 to our pension plans in 2010. Through September 30, 2010, $57.2 and $8.6 in contributions were made to our pension and postretirement plans, respectively.

In September 2010, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension and postretirement plans as of January 1, 2010, as well as the related 2010 expenses. As a result, we recorded an increase of $5.5 to our U.S. pension liabilities, with a corresponding decrease of $3.4 in accumulated other comprehensive income and an adjustment to deferred taxes for $2.1 to reflect the revised funded status. These adjustments had an immaterial effect on the expenses for these plans.

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

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2010 and 2009 were $5.9 and $3.9, respectively, and for the nine months ended September 30, 2010 and 2009 were $19.4 and $15.6, respectively

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

The downturn in the global economy beginning in the fourth quarter of 2008 led to a dramatic reduction in demand for our products across many of our industrial markets, which resulted in a significant decrease in earnings starting in the fourth quarter of 2008. Beginning in January 2009, we initiated various restructuring initiatives within our Specialty Chemical segments and corporate service functions to reduce our structural costs and headcount. As of December 31, 2009, we had substantially completed these actions. In addition, in the second and third quarters of 2009, we also initiated restructuring actions within our Engineered Materials segment to respond to lower demand due to inventory destocking and sharper than expected decline in business and regional jet build rates. We estimate that the aforementioned structural cost reduction actions as well as actions initiated in prior years improved our 2009 results by approximately $50.0 and the expected ongoing annualized rate of savings is approximately $120.0. In addition to these restructuring initiatives, we implemented additional short-term cost reduction and liquidity improvement measures across our operations in 2009. These short-term measures included the implementation of furloughs in certain production facilities to better align our cost structure with the reduced demand in 2009, a global salary freeze and bonus limitations, except as required by local law and contracts, and suspension of the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees from May 1, 2009 to December 31, 2009. We estimate that these short-term actions improved our 2009 operating earnings by approximately $76.0. As a result of improved profitability and cash flow, we reinstated our annual merit increase for all U.S. salaried and non-bargaining employees effective April 1, 2010.

Quarter Ended September 30, 2010, Compared With Quarter Ended September 30, 2009

Consolidated Results

Net sales for the third quarter of 2010 were $837.1 compared with $740.2 for the third quarter of 2009. Overall, sales increased 13% driven by volume increases of 7%, price increases of 9%, offset by unfavorable changes in exchange rates of 3%. Coating Resins sales increased 8% primarily due to volume and price increases partially offset by unfavorable changes in exchange rates. Additive Technologies sales increased 2%, In Process Separation sales increased 6%, and Engineered Materials sales increased 15% primarily due to increased volumes. Building Block Chemicals sales increased 39% primarily due to higher selling prices and to a lesser extent due to higher selling volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $658.2 or 78.6% of sales in the third quarter of 2010, compared with $605.4, or 81.8% of sales in the third quarter of 2009. The 3.2% decrease in manufacturing cost as a percentage of sales, is primarily due to improved manufacturing cost leverage on the increased volume obtained across our segments and lower restructuring charges. Total manufacturing costs increased by $52.8 due to $64.5 related to increased raw material costs, $25.1 due to higher raw material volumes, and $14.9 due to higher freight and period costs related to the increased sales volumes. Additionally, manufacturing costs increased by $6.3 related to the elimination of the 2009 short term cost reductions discussed above. The third quarter of 2010 includes $3.5 of costs primarily associated with additional restructuring to consolidate our manufacturing operations at one of our European facilities. These increases were partially offset by favorable fixed cost absorption of $20.1 related to the increased sales volume as well as our initiative to lower inventory levels in 2009, favorable changes in exchange rates of $16.1 of which $12.0 related to raw material costs, and $4.7 of lower costs related to the exit of our polyurethane product line in 2009. The third quarter of 2009 includes a restructuring charge of $21.0 which is substantially comprised of costs related to the closure of our Specialty Chemicals manufacturing operations in La Llagosta, Spain and Bogota, Colombia, as well as an additional restructuring initiative launched in the third quarter of 2009 within our Engineered Materials segment. See Note 3 to the consolidated financial statements for additional detail.

Selling and technical services expenses were $51.5 in the third quarter of 2010 versus $48.6 in the third quarter of 2009. Research and process development expenses were $18.0 versus $17.2 in the prior year. Administrative and general expenses were $32.8 versus $29.6 in the prior year. Overall operating expenses increased $6.9 due to the elimination of the 2009 short term cost reductions discussed above of $7.0 and higher costs to support increased volumes of $3.5. These negative impacts were partially offset by favorable changes in exchange rates of $2.3 and reduced restructuring costs of $1.4.

Amortization of acquisition intangibles was $9.1 in the third quarter of 2010 versus $9.7 in the third quarter of 2009 due to decreases in Coating Resins as a result of changes in exchange rates.

Other (expense)/income, net was an expense of $2.0 in the third quarter of 2010 compared with income of $6.9 in the third quarter of 2009. Third quarter of 2009 included a non-cash gain of $8.9 realized upon the sale of land leased to a third party after the third party exercised its option to purchase the land.

The 2009 loss on early extinguishment of debt of $8.6 consists of the loss incurred on the repurchase of $234.6 principal amount of our 5.5% Notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% Notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the debt repurchases were completed under an offer to repurchase the Notes that expired during the third quarter of 2009.

Interest expense, net was $7.8 compared with $7.6 in the prior year. The increase includes $1.2 of lower capitalized interest as compared to 2009 due to a lower level of capital expenditures in 2010 and $0.3 of higher interest associated with our 8.95% notes due 2017. These increases were partially offset by $0.5 of lower interest associated with our 2009 repurchase of 5.5% notes due 2010, $0.4 of lower interest related to our repurchase of 4.6% notes due 2013, as well as $0.4 of lower interest due to favorable changes in exchange rates related to interest on our ten year cross currency swap as compared to 2009.

The effective income tax rate for the quarter ended September 30, 2010 was a tax provision of 34.1% ($19.8), compared to a tax provision of 36.9% ($7.6) for the quarter ended September 30, 2009. The underlying estimated annual income tax rate for the three months ended September 30, 2010 was 32.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 32.6% including such interest.

The effective tax rate for the quarter ended September 30, 2009, was unfavorably impacted by a shift in earnings to higher tax jurisdictions, and limitations on certain tax benefits.

Net income for the third quarter of 2010 was $37.7 ($0.75 per diluted share), a $25.2 increase from the net earnings of $12.5 ($0.26 per diluted share) in the same period in 2009. Included in the third quarter of 2010 was $2.2 of after-tax expenses primarily related to restructuring costs discussed above. Included in the third quarter of 2009 was a $15.3 of after-tax expenses related to restructuring costs, an after-tax loss of $5.5 associated with the repurchase of debt under a tender offer, and an after-tax gain of $5.7 associated with the transfer of ownership of land to a third party.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$78.0	$70.3	11%	9%	2%	0%
Latin America	16.3	13.9	17%	11%	7%	-1%
Asia/Pacific	85.3	78.2	9%	8%	-2%	3%
Europe/Middle East/Africa	184.2	173.9	6%	9%	7%	-10%

Total	$363.8	$336.3	8%	9%	4%	-5%

Overall sales were up 8% primarily due to increased selling prices of 9% with increases across all product lines reflecting higher raw material costs. Selling volumes were up 4% due to the continued recovery from the global recession and improved demand in the industrial markets. Unfavorable changes in exchange rates decreased sales by 5%.

Earnings from operations were $19.5 or 5% of sales in 2010, compared with earnings from operations of $18.5 or 6% of sales in 2009. The $1.0 increase in earnings is principally due to the favorable impacts of $29.9 from higher selling prices, $8.1 of improved plant leverage on increased volume as well as the initiative to lower inventories in 2009, and $6.0 from increased selling volumes. These positive impacts were largely offset by higher raw material costs of $34.7, higher costs of $6.1 related to the elimination of the short term cost savings initiatives and higher manufacturing and operating expenses, increased freight costs of $1.9, and changes in exchange rates of $0.2.

Additive Technologies

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$25.9	$26.2	-1%	4%	-5%	0%
Latin America	5.1	5.5	-7%	3%	-10%	0%
Asia/Pacific	15.9	15.5	3%	4%	-3%	2%
Europe/Middle East/Africa	19.5	17.7	10%	-3%	22%	-9%

Total	$66.4	$64.9	2%	2%	2%	-2%

Overall sales increased 2% due to increased selling volumes of 2% as a result of improved demand across most industrial markets partially offset by reduced sales due to the divestiture of certain products in 2009. Excluding the impact of the divested products, overall sales increased by 11%. Selling prices increased 2% with increases in all regions except Europe/Middle East/Africa where selling prices decreased by 3% due to competition in both product lines. Unfavorable changes in exchange rates decreased sales by 2%.

Earnings from operations were $9.1 or 14% of sales in 2010, compared with $3.1 or 5% in 2009. The $6.0 increase in earnings is principally due to the improvement in demand with $3.3 related to improved plant leverage on increased volume as well as the initiative to lower inventories in 2009, $2.7 related to increased selling volumes and improved product mix, and $1.2 related to increased selling prices. These positive impacts were partially offset by increased freight costs of $0.5 due to higher selling volumes, $0.5 due to the elimination of the short term savings initiatives and higher manufacturing and operating expenses, and unfavorable changes in exchange rates of $0.4.

In Process Separation

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$20.8	$20.4	2%	-1%	3%	0%
Latin America	27.1	19.7	38%	2%	36%	0%
Asia/Pacific	15.8	16.1	-2%	-3%	-1%	2%
Europe/Middle East/Africa	11.5	15.0	-23%	5%	-26%	-2%

Total	$75.2	$71.2	6%	0%	6%	0%

Overall sales were up 6%, primarily due to increased selling volumes of 6% reflecting higher demand in our key alumina and copper mining markets. Overall selling prices and changes in exchange rates were flat compared to 2009.

Earnings from operations were $12.8 or 17% of sales in 2010, compared with $12.5, or 18% in 2009. The $0.3 increase in earnings is principally due to increased selling volumes of $2.3 which were partially offset by the elimination of the short term savings initiatives and higher operating expenses of $1.2 mostly due to increased staffing for new business opportunities, increased freight costs of $0.4 due to higher selling volumes, and changes in exchange rates of $0.4.

Engineered Materials

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$114.3	$101.4	13%	2%	11%	0%
Latin America (1)	2.4	1.4	—	—	—	—
Asia/Pacific	19.6	12.0	63%	2%	61%	0%
Europe/Middle East/Africa	58.4	54.4	7%	1%	9%	-3%

Total	$194.7	$169.2	15%	2%	14%	-1%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 15% primarily due to increased selling volumes of 14% principally due to the negative impact in the third quarter of 2009 from destocking and lower build rates in the large commercial transport and business/regional jet sectors. Increased selling volumes in 2010 also includes the benefits from higher sales associated with new commercial aircraft programs as well as higher sales in our high performance industrial materials product lines as a result of the improved economy. Selling prices increased 2% and changes in exchange rates decreased sales by 1%.

Earnings from operations were $27.9 or 14% of sales in 2010, compared with $18.3 or 11% of sales in 2009. The $9.6 increase in earnings includes increased selling volumes of $15.6, benefits primarily associated with higher fixed cost absorption into inventory due to increased production levels, as well as the initiative to lower inventories in 2009, of $7.9, increased selling prices of $2.7, and changes in exchange rates of $0.9. These positive impacts were partially offset by $15.1 due to the elimination of the short term savings initiatives and higher manufacturing and operating expenses to meet the increasing demand levels and new business opportunities, $1.5 due to higher raw materials costs, and $0.9 due to increased freight costs.

Building Block Chemicals

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$99.6	$56.4	77%	41%	36%	0%
Latin America (1)	1.7	1.4	—	—	—	—
Asia/Pacific (1)	—	3.3	—	—	—	—
Europe/Middle East/Africa	35.7	37.5	-5%	26%	-31%	0%

Total	$137.0	$98.6	39%	34%	5%	0%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 39% primarily due to higher selling prices of 34% driven primarily by higher raw material costs used in the manufacturing of acrylonitrile where pricing closely follows raw material cost movements. Overall selling volumes were up 5% from higher acrylonitrile sales in North America partially offset by lower volumes in other regions.

Earnings from operations were $9.7 or 7% of sales in 2010, compared with $4.8, or 5% of sales in 2009. The $4.9 increase in earnings is primarily due to the increased selling prices of $33.6, benefits associated with higher fixed cost absorption into inventory due to increased production levels of $1.5, and increased selling volumes of $1.5. These positive impacts were partially offset by the increased raw material costs of $27.8, higher manufacturing expenses of $2.2, and increased freight costs of $1.8 due to higher selling volumes.

Nine Months Ended September 30, 2010, Compared With Nine Months Ended September 30, 2009

Consolidated Results

Net sales for the first nine months of 2010 were $2,497.8 compared with $2,037.5 for 2009. Overall, sales increased 23%, driven by volume increases of 15% and price increases of 9%, offset by unfavorable changes in exchange rates of 1%. Selling volumes increased in all segments in 2010 compared to 2009. Higher selling prices increased sales in Engineered Materials, Coatings Resins and Additive Technologies by 1%, 2% and 2%, respectively compared to the 2009 period. In Process Separation experienced a 1% sales decline due to lower prices in 2010. In Building Block Chemicals, where pricing is significantly impacted by raw material costs, sales increased by 58% compared to the 2009 period as a result of increased selling prices. For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $1,948.1 or 78.0% of sales for the first nine months of 2010 compared with $1,706.2 or 83.7% of sales for the first nine months of 2009. The 5.7% decrease in manufacturing cost of sales as a percent of sales is primarily attributable to improved manufacturing cost leverage on the increased volume and lower restructuring charges. The year over year increase of $241.9 in manufacturing cost of sales includes $175.4 related to the increased raw materials volume, $145.8 related to higher raw material costs, and $39.1 related to higher freight and period costs, due to higher volumes. Additionally, costs increased $17.3 related to the elimination of the 2009 short term cost reductions previously discussed. These increases were partially offset by favorable fixed cost absorption of $62.8 related to increased production as well as the initiative to lower inventory levels in 2009, $19.7 in 2010 due to the exit of certain product lines in 2009, and the favorable impact of changes in exchange rates of $10.3, of which $11.4 relates to raw materials. The first nine months of 2010 includes $8.3 of costs primarily related to the exit of a phosphorus product at out Mt. Pleasant manufacturing facility, and additional restructuring at one of our European manufacturing locations. Manufacturing cost of sales for the first nine months of 2009 includes restructuring charges of $47.0 which includes manufacturing cost savings initiatives launched within our Specialty Chemical and Engineered Materials segments and corporate functions throughout 2009.

Selling and technical services expenses were $150.6 in the first nine months of 2010 versus $148.6 in the first nine months of 2009. Research and process development expenses were $54.1 versus $56.1 in the prior year. Administrative and general expenses were $95.0 versus $90.1 in the prior year. Overall operating expenses increased by $4.9. This increase is related to higher 2010 operating costs of $18.5, including the elimination of the 2009 short term cost reductions previously discussed, offset by lower restructuring charges in 2010 of $13.4.

Amortization of acquisition intangibles was $27.6 in the first nine months of 2010 versus $28.3 in the first nine months of 2009.

Other (expense)/income, net was an expense of $3.9 in the first nine months of 2010 compared with income of $3.6 in the first nine months of 2009. Included in other (expense)/income for the first nine months 2009 is a gain of $8.9 realized upon the sale of land leased to a third party after the third party exercised its option to purchase the land. In 2010 we experienced increased foreign currency gains of $2.0 compared to the 2009 period.

The 2010 loss on early extinguishment of debt of $0.8 relates to the loss incurred principally in the first quarter on the repurchase of $14.5 carrying amount of our 4.6% notes due with an original maturity of July 1, 2013 for a purchase price of $15.2 including interest. The 2009 loss on early extinguishment of debt of $8.6 consists of the loss incurred on the repurchase of $234.6 principal amount of our 5.5% Notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% Notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the debt repurchases were completed under an offer to repurchase the Notes that expired during the third quarter of 2009.

Interest expense, net was $23.9 in the first nine months of 2010 compared with $18.3 in the first nine months of 2009. Interest expense increased as the result of $11.5 of higher interest associated with our 8.95% notes due 2017, and $3.3 of lower capitalized interest as compared to 2009 due to a lower level of capital expenditures in 2010. These increases were partially offset by $7.0 of lower interest associated with our 2009 repurchase of 5.5% notes due 2010, $1.5 of lower interest related to our repurchase of 4.6% notes due 2013, and $0.6 of lower interest due to lower revolving credit facility borrowing as compared to 2009.

The effective income tax rate for the nine months ended September 30, 2010 was a tax provision of 35.1% ($68.2), compared to a tax benefit of 19.7% ($2.8) for the nine months ended September 30, 2009. The 2010 effective tax rate for the year-to-date period was unfavorably impacted by a shift in earnings to higher tax jurisdictions and an $8.3 charge to tax expense related to the enactment of U.S. health care legislation. The rate was favorably impacted by a $3.2 tax benefit primarily attributable to the re-measurement of the future utilization of deferred tax assets in a European tax jurisdiction. See note 10 to the consolidated financial statements for additional detail on the impact of U.S. health care legislation. The underlying estimated annual income tax rate for the nine months ended September 30, 2010 was 32.3% (excluding accrued interest on unrecognized tax benefits) with an underlying tax rate of 32.6% including such interest.

For the nine months ended September 30, 2009, the effective tax rate was unfavorably impacted by a shift in earnings to higher tax jurisdictions, lack of a tax benefit given to the net loss on the sale of our polyurethane product line in Asia, and limitations on certain favorable U.S. tax benefits.

Net income for the first nine months of 2010 was $124.3 ($2.50 per diluted share) compared with a net loss in 2009 of $12.4 ($0.26 per diluted share). Included in the first nine months of 2010 was a $3.4 of after-tax expenses related to the exit of certain phosphorus derivative products at our Mt. Pleasant manufacturing facility, a tax expense of $8.3 related to the enactment of U.S. health care legislation and net restructuring charges of $1.5. Included in the first nine months of 2009 was a $40.4 of after-tax expenses related to net restructuring costs, an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe, an after-tax loss of $5.5 associated with the repurchase of debt under a tender offer during the third quarter of 2009, and a non-cash after-tax gain $5.7 associated with the transfer of ownership of land to a third party.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$236.9	$197.8	20%	2%	18%	0%
Latin America	48.1	35.0	37%	-1%	38%	0%
Asia/Pacific	249.1	193.1	29%	2%	24%	3%
Europe/Middle East/Africa	540.1	452.4	19%	2%	22%	-5%

Total	$1,074.2	$878.3	22%	2%	22%	-2%

Overall sales were up 22% primarily due to increased selling volumes of 22% across all regions and all product lines due to the continued recovery from the global recession that had significantly impacted sales in 2009. Overall selling prices increased 2%, with increased pricing across all product lines to offset the higher raw material costs. Unfavorable changes in exchange rates decreased sales 2%.

Earnings from operations were $64.3 or 6% of sales in 2010, compared with losses from operations of $21.0 or -2% of sales in 2009. The $85.3 increase in earnings is principally due to the positive impacts of $82.2 due to higher selling volumes, $31.6 of higher fixed cost absorption due to higher production volumes supporting the increased sales demand and the 2009 initiative to reduce inventory levels, and $18.8 due to higher selling prices. These positive impacts were partially offset by unfavorable impacts of $20.3 from higher raw material costs, $14.1 from higher operating expenses and the elimination of the 2009 short term cost savings initiatives, $10.5 from higher freight costs related to higher selling volumes, and $2.3 from unfavorable changes in exchange rates.

Additive Technologies

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$77.6	$70.2	11%	2%	9%	0%
Latin America	14.3	14.6	-2%	0%	-2%	0%
Asia/Pacific	47.6	39.9	19%	3%	13%	3%
Europe/Middle East/Africa	55.3	54.0	2%	0%	5%	-3%

Total	$194.8	$178.7	9%	2%	7%	0%

Overall sales increased 9% primarily due to increased selling volumes of 7% reflecting higher demand in both the polymer additive and the specialty additive product lines due to continued improvement in the economic conditions. Excluding the impact of the divested products, overall sales increased by 24%. Selling prices increased 2% with increases in most regions except Europe/Middle East/Africa, where selling prices remained flat due to strong competition in both product lines.

Earnings from operations were $28.1, or 14%, of sales in 2010, compared with $6.8, or 4%, of sales in 2009. The $21.3 increase in earnings is principally due to the positive impacts of $15.0 related to higher selling volumes and favorable product mix, $5.5 of higher fixed cost absorption due to higher production volumes from increased demand, $2.4 of lower raw material costs predominately in the polymer additive business, and $0.5 related to changes in exchange rates. These positive impacts were partially offset by increased freight costs of $2.8 due to increased sales volumes, and $1.6 due to the elimination of the short term savings initiatives and higher manufacturing and operating expenses.

In Process Separation

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$54.0	$47.2	14%	-2%	16%	0%
Latin America	67.5	55.6	21%	-2%	23%	0%
Asia/Pacific	49.5	48.2	3%	-1%	-2%	6%
Europe/Middle East/Africa	40.0	34.1	17%	2%	16%	-1%

Total	$211.0	$185.1	14%	-1%	14%	1%

Overall sales were up 14% primarily due to increased selling volumes of 14% as a result of higher demand in both the mining and phosphine markets. The favorable changes in exchange rates increased sales by 1%, which was offset by the impact of lower selling prices of 1%, due to lower raw material cost in phosphines.

Earnings from operations were $42.0 or 20% of sales in 2010, compared with $19.4 or 10% in 2009. The $22.6 increase in earnings is principally due to increased sales volumes of $16.7, lower raw material costs of $10.3, and $5.2 of higher fixed cost absorption due to higher production volumes. These positive impacts were partially offset by the elimination of the short term savings initiatives and higher manufacturing and operating expenses of $3.6 mostly due to increased staffing for new business opportunities, unfavorable changes in exchange rates of $2.5, lower selling prices of $2.1, and increased freight costs of $1.3 due to higher volumes.

Engineered Materials

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$338.5	$327.2	3%	1%	2%	0%
Latin America (1)	5.7	3.2	—	—	—	—
Asia/Pacific	49.5	37.0	34%	0%	34%	0%
Europe/Middle East/Africa	175.0	171.7	2%	1%	2%	-1%

Total	$568.7	$539.1	5%	1%	4%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 5% primarily due to increased selling volumes of 4%. In 2010, selling volumes increased due to new commercial aircraft programs and higher sales in our high performance industrial materials product lines as a result of the improved economy. These benefits were partially offset by decreases in business/regional jet and rotorcraft sales due to the decline in overall civil aircraft build rates. In addition, military segment sales were lower due to the wind down of certain programs in advance of new programs. Higher selling prices increased sales by 1%.

Earnings from operations were $87.5 or 15% of sales in 2010, compared with $73.5, or 14% in 2009. The $14.0 increase in earnings includes $17.0 of benefits primarily associated with higher fixed cost absorption into inventory due to increased production levels and the initiative to lower inventories in 2009, increased selling volumes of $16.8, increased selling prices of $5.0, and favorable impact of changes in exchange rates of $0.6. These positive impacts were partially offset by $23.2 due to the elimination of the short term savings initiatives and higher manufacturing and operating expenses to meet the increasing demand levels and new business opportunities, $1.7 due to increased freight costs, and $0.6 due to higher raw materials costs.

Building Block Chemicals

	2010	2009	Total % Change	% Change Due to
				Price	Volume/Mix	Currency
North America	$301.5	$142.6	111%	60%	51%	0%
Latin America (1)	6.0	2.6	—	—	—	—
Asia/Pacific	21.9	32.4	-32%	39%	-71%	0%
Europe/Middle East/Africa	119.7	78.7	52%	61%	-9%	0%

Total	$449.1	$256.3	75%	58%	17%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 75% primarily due to higher selling prices of 58%, driven primarily by higher raw material costs used in the manufacturing of acrylonitrile where pricing closely follows raw material cost movements and overall short supply in the export market for acrylonitrile. Overall selling volumes were up 17% due to overall short supply in the acrylonitrile market and improved demands for melamine end markets.

Earnings from operations were $28.7 or 6% of sales in 2010, compared with $9.9 or 4% of sales in 2009. The $18.8 increase in earnings is primarily due to the increased selling prices of $148.9, increased sales volumes of $17.6, and improved plant leverage on increased volume of $3.5. These positive impacts were partially offset by the increased raw material costs of $137.6, increased manufacturing and operating costs of $9.1, and increased freight costs of $5.0 due to higher selling volumes.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2010, our cash balance was $357.1 compared with $261.7 at December 31, 2009.

Cash flows provided by operating activities were $182.4 in 2010 compared with $396.2 in 2009. Trade accounts receivable increased $78.7 due to higher sales with an average days outstanding of 47 days for the third quarter of 2010, which is slightly higher than the 2009 fourth quarter average of 46 days. Inventory increased $68.5 due to improved demand and higher production volumes. Inventory average days on hand were at 61 days for the third quarter of 2010, which is flat compared to the 2009 fourth quarter average of 61days. Accounts payable increased by $84.4 due to higher purchases reflecting higher demand levels. Third quarter 2010 accounts payable average days outstanding were up at 53 days compared to the fourth quarter 2009 average of 46 days. Other liabilities decreased $54.0 primarily due to contributions to our defined benefit plans. Accruals for our pension and post retirement plans, net of amortization of other comprehensive income, were $6.7 and $6.9, respectively, for the nine months ended September 30, 2010. Through September 30, 2010, $57.2 and $8.6 in contributions were made, respectively, to our pension and postretirement plans. Due to additional voluntary contributions to our pension plans in the fourth quarter, we now expect to contribute $78.0 and $12.1, respectively, to our pension and postretirement plans in 2010. Accrued expenses increased $29.7, primarily due to increased benefits costs, partially offset by adjustments to restructuring accruals during 2010.

Cash flows used in investing activities were $83.8 in 2010 compared to $152.4 in 2009. During the first quarter of 2010, we sold certain real estate for cash proceeds totaling $1.7. Capital spending for the first nine months of 2010 was $85.5 compared to $159.4 in 2009. Capital spending in 2010 is primarily attributable to purchased equipment for our delayed carbon fiber line in Greenville, South Carolina and expansion work at our composites plant in Greenville, Texas, which have amounted to $28.0 in 2010. The remainder is mostly maintenance of business capital across the Company. The $73.9 decrease is mostly related to our decision to delay the completion of the carbon fiber expansion project and higher spending related to maintenance turnarounds in Building Block Chemicals during 2009. We continue to evaluate the timing of the carbon fiber project as market conditions change. Our capital spending for 2010 is expected to be in the range of $120.0 to $130.0 although some of the cash spending may extend over into 2011.

Net cash flows used in financing activities were $3.4 in 2010 compared with $159.7 in 2009. During the first nine months of 2010, we had net debt repayments of $20.8 and cash dividends of $3.2, which was mostly offset by proceeds received on the exercise of stock options of $17.7.

Approximately $45.0 remained authorized under our stock buyback program as of September 30, 2010. We did not repurchase any shares in the first nine months of 2010. We do not expect to repurchase any shares in 2010.

Cash dividends paid in the third quarter of 2010 and 2009 were $0.7 and $2.1, respectively, and for the nine months ended September 30, 2010 and 2009 were $3.2 and $8.6, respectively. Dividends paid in the first nine months of 2010 include $1.3 paid by a majority owned subsidiary to its minority shareholder. Dividends paid in the three and nine months ended September 30, 2009 include $1.5 paid by a majority owned subsidiary to its minority shareholder. On July 20, 2010 the Board of Directors declared a $0.0125 per common share cash dividend, payable on August 25, 2010 to shareholders of record as of August 10, 2010. On October 21, 2010, the Board of Directors declared a $0.0125 per common share cash dividend, payable on November 26, 2010 to shareholders of record as of November 10, 2010.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance, which may be adversely affected by general economic conditions. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. We have no borrowings outstanding under the agreement as of September 30, 2010. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At September 30, 2010, the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

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

There were no material changes in contractual obligations from December 31, 2009 to September 30, 2010. Reference is also made to Note 10 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $40.3 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2010 OUTLOOK

In our October 21, 2010 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2010 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

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

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 24, 2010, and incorporated by reference herein. Other 2010 financial instrument transactions include:

Commodity Price Risk: At September 30, 2010, we held natural gas forwards, with an unfavorable fair value of $2.2, which will be reclassified into Manufacturing Cost of Sales through June 2011 as the hedged natural gas purchases affect earnings.

Assuming all other factors are held constant, a hypothetical increase/decrease of 10% in the price of natural gas would cause an increase/decrease of approximately $2.6 in the value of the forwards.

Interest Rate Risk: At September 30, 2010, our outstanding borrowings consisted of $8.6 of short-term borrowings and $657.4 of long-term debt, including the current portion. The long-term debt had a carrying and face value of $642.0 and $642.5, respectively, and a fair value of approximately $746.9.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2010, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2010, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2010, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $159.0. The favorable fair value of currency contracts, based on forward exchange rates at September 30, 2010, was approximately $6.9. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2010 would decrease by approximately $11.3. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

We used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary). The swaps included an initial exchange of $500.0 on October 4, 2005 and will require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid USDs to counterparties and received Euros. Upon final exchange, we will provide Euros to counterparties and receive USDs. The swaps also call for a semi-annual exchange of fixed Euro interest payments for fixed USD interest receipts. With respect to the five year swaps, we will receive 5.5% per annum and will pay 3.78% per annum on each April 1 and October 1, through the maturity date of the five year swaps. With respect to the ten year swaps, we will receive 6.0% per annum and will pay 4.52% per annum on each April 1 and October 1, through the maturity date of the ten year swaps. Certain currency swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps due on October 1, 2010.

Prospective changes in the fair value of the five year swaps since the date of de-designation were reported in earnings. The two year swaps cover an identical notional amount of €207.9 and also call for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we will receive 3.78% per annum and will pay 3.69% per annum on each April 1 and October 1, through the maturity date of the two year swaps, which is also on October 1, 2010. The two year swaps are not designated as cash flow hedges. The fair value of the two year swaps is calculated each quarter with changes in fair value reported in earnings. On October 1, 2010, the two and five year swaps settled according to their terms.

In September 2010, we de-designated our ten year swaps as cash flow hedges due to the early settlement of a €41.6 portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to effectively maintain the total notional amount of the ten year swap at €207.9. With respect to this replacement swap, we will pay 4.52% per annum on the Euro notional amount and will receive 5.80% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which is also on October 1,

2015. We concurrently re-designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

At September 30, 2010, the (unfavorable)/favorable fair values of the two, five, and ten year swaps were $19.9, $(31.9), and $(20.1), respectively. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 14 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures.

Critical Factors	Change	Approximate Impact On Two, Five, and Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$2.9
Euro interest rate curve	-10%	(2.9)
USD interest rate curve	+10%	(2.1)
USD interest rate curve	-10%	2.2
Euro/USD exchange rate	+10%	(30.3)
Euro/USD exchange rate	-10%	30.3

From time to time we also enter into designated forward Euro contracts to adjust the amount of the net investment hedge. At September 30, 2010, we had no designated forward contracts.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock Vice President and Chief Financial Officer

October 27, 2010

Exhibit Index

10.2(m)	Cytec Supplemental Savings Plan, as amended and restated effective October 21, 2010.

12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2010 and 2009

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.