Form 10-K
period 2010-12-31
CYTEC INDUSTRIES INC/DE/
filed 2011-02-24
CIK 912513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2010 the aggregate market value of common stock held by non-affiliates was $1,924,241,903 based on the closing price ($39.99 per share) of such stock on such date.

There were 49,450,765 shares of common stock outstanding on February 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of Cytec’s Proxy Statement for 2011 Annual Meeting Parts III, IV of Common Stockholders to be held on April 21, 2011.	Parts III, IV

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

PART I

(Currencies in millions, except per share amounts)

Item 1.

BUSINESS

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace composites, structural adhesives, automotive and industrial coatings, electronics, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 34% of our 2010 revenues in North America, 39 % in Europe, Middle East, and Africa, 20 % in Asia-Pacific and 7% in Latin America. We have manufacturing and research facilities located in 16 countries. We had net sales of $2,748.3 and earnings from operations of $233.9 in 2010. Cytec was incorporated as an independent public company in December 1993.

Pending Sale of Building Block Chemicals Business

On January 28, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with Television Acquisition Corp., an affiliate of HIG Capital, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, we have agreed to sell to the Purchaser substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) for a total consideration of $180.0, including cash consideration of $165.0 at closing and a promissory note for $15.0. The assets to be sold to the Purchaser include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement.

Liabilities to be assumed by the Purchaser include accounts payable, contract liabilities, certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business will be retained by us, including certain environmental, pension and post-retirement healthcare liabilities. The transaction is subject to a post-closing adjustment based on the amount of Target Net Working Capital and Closing Inventory Amount (each as defined in the Agreement) on the closing date in accordance with the Agreement. We expect to record a gain on the sale of the Building Block Chemicals business when the transaction closes.

The Agreement contains customary representations, warranties, covenants and indemnification obligations of the parties thereto as set forth therein. In addition, we agree that we will not, and will not cause or permit our affiliates to, compete with the Business (with certain exceptions) for a period of five years after the closing date, under the terms specified in the Agreement.

The consummation of the transaction is subject to customary closing conditions, and the Agreement contains certain termination rights, including the right of either party to terminate the Agreement if the closing has not occurred before March 31, 2011.

In connection with the transaction, we and the Purchaser have agreed to enter into long term agreements for the supply of melamine and acrylonitrile by the Purchaser to us.

Change in segment presentation

In the fourth quarter of 2010, we committed to a plan to sell the assets and liabilities of what was formerly our Building Block Chemicals segment. The results of operations of the former Building Block Chemicals segment are now reported as discontinued operations. All previously reported financial information has been revised to conform to the current presentation.

We have four reportable business segments: Coating Resins, Additive Technologies, In Process Separation, and Engineered Materials. Coating Resins, Additive Technologies, and In Process Separation are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. The Coating Resins segment includes the following product lines: radiation-cured resins (Radcure resins), powder coating resins, and liquid coating resins. Included in the liquid coating resins product line are waterborne resins, amino cross-linkers, solventborne resins, and urethane resins. Additive Technologies includes polymer additives and specialty additives. In Process Separation includes mining chemicals and phosphines. Engineered Materials principally includes advanced composites, carbon fiber, structural film and pressure sensitive adhesives, and formulated resins.

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

•

Be universally recognized as the technology leader in our markets. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end we focus on our new product pipeline and delivering value-added products to our customers every year. We continued to invest in our three growth platforms (i.e. Engineered Materials, In-Process Separation, and Coatings (radiation cured and waterborne resins)).

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

We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques such as six-sigma and lean manufacturing to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes. We continuously review our operational footprint versus current and projected market demand and accordingly, from time to time, we may also expand, shutdown parts of, or close certain manufacturing or laboratory facilities.

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

SEGMENT INFORMATION

Revenues from external customers, earnings from operations, and total assets for each of our four reportable segments can be found in Note 17 of the Notes to Consolidated Financial Statements.

Coating Resins

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Radcure resins	Oligomers, monomers, photo-initiators	Coatings and inks used in industrial metal, wood and plastic coatings including parquet, furniture, safety glass interlayer, printing varnishes and inks
Powder coating resins	Conventional and ultraviolet curable powder coating resins	Powder coatings for industrial and heavy duty metal applications, appliance, white goods, architecture and wood
Liquid coating resins	Waterborne resins, solventborne resins, amino cross-linkers, and urethane resins	Industrial coatings for automobiles, packaging, coil, metal fixtures, metal and wood furniture, and heavy-duty industrial machinery, architectural applications, products used in abrasives, tires, electronics, marine, sanitary and swimming pools

We market our coating resins chemicals through specialized sales and technical service staffs for each of our product lines. Sales are typically made directly to large customers and through distributors to smaller customers. Certain of our products in this segment, primarily amino cross-linkers, are manufactured using melamine that is manufactured by our former Building Block Chemicals segment, for which we have committed to a plan to sell in the fourth quarter and entered into a definitive agreement to sell in January 2011. For further discussion of raw materials, refer to “Customers and Suppliers.”

Radcure Resins

We are a leading producer of radiation-cured resins for high-performance coatings and graphics applications. These resins are cured (dried and hardened) by exposing them to ultraviolet or electron-beam radiation, rather than heat which typically reduces processing costs, lowers energy use and increases productivity. Products such as inks, compact discs, DVDs, flat panel displays, credit cards, packaging, parquet and furniture utilize advanced resins like the ones we have developed.

Powder Coating Resins

Our polyester powder resin technologies account for a significant portion of the industrial finishing market. We offer innovations such as powder resins for super durable clear coats, weather-resistant finishes and ultraviolet-curing powder coating resins systems for heat-sensitive substrates such as plastic and wood. These powder coatings provide original equipment manufacturers with a number of cost and environmental benefits compared to traditional coating systems.

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

We market our Additive Technologies chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. For a discussion of raw materials, refer to “Customers and Suppliers.”

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

Specialty Additives

We are a leading global supplier of sulfosuccinate surfactants, Docusate sodium, acrylamide-based specialty monomers, and PTZ® phenothiazine. Sulfosuccinate surfactants and acrylamide-based specialty monomers products are used in emulsion polymers, paints, paper coatings, printing inks, and other diverse customer applications. Docusate is a pharmaceutical grade product used as both an active ingredient and excipient/formulating aid. PTZ® phenothiazine is primarily used as an acrylic acid, acrylic ester and methacrylate monomer stabilizer.

In Process Separation

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Mining chemicals	Flotation promoters, collectors, frothers, dispersants and depressants, solvent extractants, flocculants, filter and dewatering aids, antiscalants, and defoamers	Mineral separation and processing for copper, alumina, cobalt, nickel, and other minerals
Phosphines	Flame retardants, catalyst ligands, high purity phosphine gas and biocides	Pharmaceutical, chemical and electronic manufacturing, and fumigation

We market our In Process Separation chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. For a discussion of raw materials, refer to “Customers and Suppliers.”

Mining Chemicals

Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have a leading position in the base metal processing industry, particularly in the flotation and solvent extraction of copper and associated metals. Our phospine based specialty products are used primarily in the flotation of complex sulfide ores and the solvent extraction of cobalt/nickel. We also have a leading position in the alumina processing industry, where our patented HxPAMs are particularly effective at the flocculation of “red mud” and our patented MaxHT™ antiscalant is sold for suppressing sodalite scale formation. Demand for mining chemicals varies with industry conditions such as global demand, inventory levels and prices for the particular minerals with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications.

Phosphines

Our phosphine specialties are utilized for a variety of applications. We are a leading supplier of ultra-

high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and have significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. Included in the phosphine line are organo phosphorus compounds. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries.

Engineered Materials

Our Engineered Materials segment is a global provider of technologically advanced materials for aerospace, high-performance industrial and other extreme-demand markets.

Its primary product lines and products are:

Product Line	Major Products	Principal Applications
Advanced aerospace composites and structural adhesives	Aerospace-qualified prepregs, resin infusion systems, structural/surfacing adhesives	Large commercial airliners, regional and business jets, military aircraft (including rotorcraft, satellites and launch vehicles), automotive racing (F1) and specialty applications
High performance industrial materials	Industrial-grade prepregs, resin infusion systems, structural/surfacing adhesives; pressure sensitive adhesives; formulated resins	Industrial markets including high performance and luxury low-rate serial automotive, defense, alternative energy, construction and marine; pressure sensitive adhesives for signage, labels, tapes, graphics and medical applications; formulated resins for bonding and/or sealing of electrical and electronic components, tooling applications and specialty adhesives and sealants
Carbon fibers	High performance fiber reinforcements for advanced composite materials	Raw material input for aerospace and industrial advanced composite materials

We typically market Engineered Materials products and services directly to our customers using our dedicated sales and technical support team. Sales are largely dependent on commercial and military aircraft build-rates and the number of aircraft programs that identify and specify us as a qualified supplier. A large majority of global commercial aircraft programs qualified and specify our products for use in primary and secondary structure applications. We have a number of long-term agreements, expiring over various periods, to supply aerospace customers with various qualified engineered materials, with the prices generally being fixed by year.

Military aircraft were early adopters of advanced composite technology. Advanced composites generally account for a higher percentage of structural weight on military aircraft. We are a major supplier to the F-35 Joint Strike Fighter and C-17 military transport aircraft. Newer designed commercial aircraft, such as the Boeing 787 Dreamliner and the Airbus A380, have adopted a higher percentage of advanced composites to design and manufacture aircraft with greater fuel efficiency. We are also a leading supplier for the business and regional jet market, supporting new programs such as Bombardier’s CSeries and LearJet85, and for the emerging aerospace markets in China and Russia. We expect the demand for advanced composites, structural adhesives and carbon fiber reinforcement to continue to increase as new aerospace designs, applications and programs are developed and introduced.

Advanced Composites, Structural Adhesives and Carbon Fibers

Advanced composites are exceptionally strong and lightweight materials (prepregs) we manufacture by impregnating fabrics and tapes made from high performance fibers (like carbon fiber) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by us.

Our customers use composites made from carbon fibers and epoxy or bismaleimide resins for primary structural aircraft applications such as wing, tail and rudder assemblies, engine housings and fuselage components. Composites made from fiberglass or aramid materials and phenolic resins are suited for secondary structure applications such as fairings and aircraft interiors (sidewall, ceiling and floor panels and storage and cargo bins). Specific industries use our ablatives for rocket nozzles and launch components and our carbon/carbon products to make aircraft and other high performance brakes.

Structural and film adhesives are used for bonding and surfacing both metal and composite aircraft and automotive components. Our adhesives utilize resin chemistries similar to our advanced composites, such as epoxy and bismaleimide resins. We also manufacture various specialty adhesive forms to support complex assemblies, such as honeycomb and sandwich structures and special surfacing films to provide a smooth, paintable surface for aerospace and high performance automotive parts.

We manufacture and sell various high-performance grades of both polyacrylonitrile (“PAN”) type and pitch type carbon fibers used as a reinforcement material for aerospace and other extreme-demand and high-performance composites. Carbon fiber has many advantageous characteristics in the manufacture of advanced composites, such as lightweight properties, high strength, long fatigue life and enhanced heat and corrosion resistance.

We purchase all of the aramid and glass fibers and much of the carbon fibers and base resins used to manufacture our composites from third parties. We utilize approximately 70% of our carbon fiber production internally (which represents approximately 35% of our demand for carbon fiber) and sell the balance to third parties.

We began construction on a new carbon fiber line in South Carolina (forecasted to cost between $200.0 and $250.0) in early 2008, of which $161.0 has been spent as of December 31, 2010. On completion, the new production line will increase PAN carbon fiber capacity by over 50%. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project for at least eighteen months based on the market’s projected demand profile. Taking into account our expectations of the future business environment, we are evaluating different market dynamics and the global carbon fiber demand profile to outline both our options and expected timing for project completion. To further advance carbon fiber reinforced composite materials technology, we entered into a strategic business collaboration with Mitsubishi Rayon Co., Ltd. (“MRC”), combining and sharing the technologies and engineering efforts for selected high-performance carbon composites applications in the structural materials aerospace market.

High Performance Industrial Materials (“HPIM”)

Our HPIM product line strategy is to leverage our composites, adhesives and resin technologies across multiple industrial markets. We supply composites and adhesives to a wide spectrum of markets, such as high performance and luxury low-rate serial automotive, defense, alternative energy, construction and marine. This product line addresses the increasing requirements for weight, strength and cost optimized products and materials within the markets where composites adoption is growing.

As an extension of our industrial-focused product line, we established our Engineered Adhesives product portfolio, which includes pressure sensitive adhesives (“PSAs”) and formulated resins.

We manufacture and sell specialty pressure sensitive adhesives for waterborne, solventborne and radiation cured systems, featuring innovative products such as high-performance emulsions, adhesives for medical (transdermal patch) applications and removable adhesives. Our customers apply our adhesives to a variety of substrates to utilize them in applications for signage, labels, tapes (high performance automotive, aerospace and other specialty markets), graphics and medical systems. We design formulations for broad market use and customer-specific applications.

Our formulated resins products include formulated high technology, specialty polyurethane and epoxy resin systems tailored to suit the individual needs of our customers. Common uses for this technology include tooling industry, electronics encapsulate and protection, conformal coating printed circuit boards and components and adhere/seal filters. We also formulate and sell urethane and epoxy systems for adhesive applications to bond metal to composite materials, laminate composite layers and adhere and/or seal filtration membranes.

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

Customers and Suppliers

Sales derived from any single customer did not exceed 10% of our consolidated revenues for fiscal years 2010, 2009, and 2008. Sales to one of our customers, including sales to that customer’s subcontractors, are significant to our Engineered Materials segment. The loss of this customer and related subcontractors would have a material adverse effect on the operating results of our Engineered Materials segment. Sales to one customer of our Coating Resins segment are significant to this segment and, if such sales were lost, would have a material adverse effect on the operating results of our Coating Resins segment. A summary of various long-term customer supply agreements is disclosed in Note 12 of the Notes to Consolidated Financial Statements which is incorporated by reference herein.

A number of our customers operate in cyclical industries such as the aerospace, automotive, construction and mining. This in turn, causes demand for our products to also be cyclical.

Key raw materials for the Cytec Specialty Chemicals segments are propylene derivatives such as acrylic acid and epoxy resins, methanol derivatives and natural gas for energy. Key raw materials for the Engineered Materials segment are carbon fiber and various resins. These are typically available although we have experienced tight markets for certain raw materials from time to time.

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

To minimize reliance on any one supplier, we generally attempt to retain multiple sources for high volume raw materials. We are dependent on a limited number of suppliers for carbon fibers that are used in many of our advanced composite products. As we manufacture some of our own carbon fibers, the risk of future carbon fiber supply limitations is somewhat reduced. There can be no assurance that the risk of encountering supply limitations can be entirely eliminated.

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

International

We operate on a global basis, with manufacturing and research facilities located in 16 countries. Through our sales forces, third party distributors and agents, we market our products internationally. Geographical information is contained in Note 17 of the Notes to Consolidated Financial Statements.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in currency exchange rates could have a significant impact on our reported revenues, which are reported in U.S. dollars. In 2010, approximately 68% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S. which tend to offset some of the impact on earnings. Accordingly, changes in currency exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to foreign exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in foreign currency exchange rates on our results of operations or cash flows. Further, our international sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. Foreign currency translation unfavorably impacted our sales and favorably impacted our income from operations for the year ended December 31, 2010 by approximately $26.3 and $1.6, respectively as compared to fiscal 2009. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

Research and Process Development

During 2010, 2009 and 2008, we invested $72.5, $75.0 and $81.5, respectively, into research and process development expense.

Trademarks and Patents

We have approximately 1,800 patents issued in various countries around the world. We also have trademark applications and registrations for approximately 240 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is presumptive evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.

Employees

We employ approximately 6,000 employees of whom about 46% are represented by unions. This includes approximately 445 employees under our Building Block Chemicals business, who would be offered employment by the Purchaser of the business. We believe that our relations with employees and unions are generally good.

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

Further discussion of environmental matters is discussed in Note 12 of the Notes to Consolidated Financial Statements.

The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation became effective in the European Union on June 1, 2007. This legislation requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. All Tier I covered substances were registered as of the November 30, 2010 deadline. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. REACH is expected to take effect in three primary stages over eleven years following the effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We did not incur significant costs for REACH compliance in 2008, 2009 and 2010, and do not expect to incur significant costs in 2011. However, the overall cost of compliance over the next 10-15 years could be substantial although at this time, we do not expect costs to be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 1A.

RISK FACTORS

•

A significant increase in our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness.

As of December 31, 2010, we had $647.6 of total debt outstanding. While our debt profile remains favorable, a significant increase in our indebtedness could adversely affect our financial condition, limit our ability to grow and compete and prevent us from fulfilling our obligations under our notes and our other indebtedness. A discussion of our debt is contained in Note 11 of the Notes to Consolidated Financial Statements.

There is $400.0 of availability under our $400.0 five-year revolving credit facility, which expires June 2012, and $56.2 of availability under various non-U.S. credit facilities. The requirement to meet certain financial ratios described in this facility could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with these covenants will depend on our future operating performance. If we fail to comply with these covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under the facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the facility while such default continued. Our ability to fully utilize our facility is limited by our actual calculated Debt Covenant Ratios as compared to the maximum Debt Covenant Ratio permitted under the facility. We would be required to obtain waivers from our lenders in order to maintain the full use of the revolving credit facility if our actual calculated Debt Covenant Ratios were expected to exceed the maximum Debt Covenant Ratios permitted under the facility, and as a result, we believe our financing costs would be significantly higher.

•	Disposition or restructuring charges, goodwill impairment, acquisition intangible impairment, or other asset impairment charges may affect our results of operations in the future.

Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain product lines. Additionally, management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $8.8 in 2010 principally related to plant closures and employee severance. See Note 4 of the Notes to the Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

We test goodwill for impairment on an annual basis each October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible asset may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. For example, in connection with our annual goodwill impairment test in the fourth quarter of 2008, we recorded a $385.0 ($358.3 after-tax) non-cash goodwill impairment charge related to our Coating Resins reporting unit. In total, we had goodwill of $685.7 and acquisition intangibles with a net carrying value of $347.0 at December 31, 2010. See Critical Accounting Policies for further discussion on our goodwill impairment testing.

•	We may be adversely impacted by increased costs related to our defined benefit pension plans.

We sponsor defined benefit pension plans for employees in the United States and various foreign locations. The major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost and future funding requirements of these plans. A significant increase in our obligations or future funding requirements could have an adverse effect on our financial results and financial position.

•	Prices and availability of raw materials could adversely affect our operations.

Our ability to recover increased raw material costs, timely or at all, particularly in our Coating Resins segment could materially impact our operating results. Our Coating Resins segment purchases a number of raw materials such as acrylic acid and methanol derivatives, which are derivatives of propylene. Propylene is primarily derived from oil and the cost of oil materially impacts the cost of propylene.

•	Loss of certain significant customers may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

See “Item 1. BUSINESS – Customers and Suppliers”

•	We face active competition from other companies, which could adversely affect our revenue and financial condition.

See “Item 1. BUSINESS – Competition”

•	We face numerous risks relating to our international operations that may adversely affect our results of operations.

See “Item 1. BUSINESS – International”

Our production facilities are subject to operating risks that may adversely affect our operations.

See “Item 1. BUSINESS – Operating Risks”

•	We are subject to significant environmental and product regulatory expenses and risks.

See “Item 1. BUSINESS – Environmental Matters”

•	We are subject to significant litigation expense and risk.

See “Item 3. LEGAL PROCEEDINGS”

•

A downturn in global economic conditions coupled with a lack of credit availability from the credit markets could adversely impact our customers’ demand for our products, their ability to pay their accounts receivable with us and/or their viability.

During 2009, certain customers in our Specialty Chemicals segments and Building Block Chemicals segment experienced financial difficulties. Certain customers filed for bankruptcy protection as a result of the prevailing economic conditions of 2009, especially in the first half of the year. We attempt to mitigate the risks associated with extending credit to our customers by maintaining detailed credit procedures and routinely updating customer credit limits. It is possible that these procedures will not fully mitigate customer collectability risk. Our results of operations in 2010 and 2009 were not significantly impacted by the inability of our customers to pay. However, the risks associated with extending credit to our customers could increase if global economic conditions or the financial viability of our customers worsen.

•	A downturn in global economic conditions could also adversely impact our suppliers’ ability to supply our raw materials requirements.

The economic conditions that prevailed for most of 2009 impacted our suppliers in many of the same ways that such conditions impacted us. If economic conditions further deteriorate or the financial viability of our suppliers worsens, our suppliers may not be able to meet their raw material commitments to us, could request shortened payment terms, or could reduce or in extreme cases eliminate the amount of credit they extend to us. Our operations in 2010 and 2009 were not significantly impacted by these factors due to the diversity of our supplier base and our materials sourcing strategies. However, it is possible that such procedures and strategy may not completely eliminate these risks.

•

If the current global economic recovery weakens, it could significantly impact our results of operations and cash flows. This could impact our ability to fund certain investments for growth, could cause a significant reduction in global operations, our ability to borrow and impact our current credit rating.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

PROPERTIES

We operate manufacturing and research facilities in 16 countries. Capital spending for the years ended December 31, 2010, 2009 and 2008 was $115.6, $175.5 and $180.0, respectively, excluding amounts for our former Building Block Chemicals segment.

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

We own all of the foregoing facilities and their sites except for the land at the Indian Orchard, Lillestrom, Shanghai and Shimonoseki facilities and the land and the facilities at the Smyrna and Wiesbaden sites. We have long-term leases and/or operating agreements for the Indian Orchard, Lillestrom, Smyrna, Shanghai, Shimonoseki and Wiesbaden sites. We lease our corporate headquarters in Woodland Park, New Jersey, our Cytec Specialty Chemicals headquarters in Brussels, Belgium, our Engineered Materials headquarters located in Tempe, Arizona, and our shared services offices in Riga, Latvia. In the fourth quarter of 2010, we reached an agreement with the municipal authorities in San Fernando, Spain for the transfer of the site to the local municipality in exchange for monetary consideration. The transfer is expected to occur in mid-2012. In January 2011, we entered into a purchase agreement to sell our Building Block Chemicals business; included in the agreement is the manufacturing facility located in Avondale (Fortier), Louisiana,

Item 3.

LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 12 of the Notes to Consolidated Financial Statements.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

(Currencies in millions, except per share amounts)

Item 5.

MARKET FOR REGISTRANT’S

COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS.

Our stock is listed on the New York Stock Exchange. On February 15, 2011, there were approximately 5,632 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:

	1Q	2Q	3Q	4Q
2010
High	$47.36	$50.14	$56.82	$60.85
Low	$36.42	$38.42	$37.73	$45.53
Dividends	$0.0125	$0.0125	$0.0125	$0.0125
2009
High	$23.87	$24.67	$34.84	$39.20
Low	$10.58	$13.95	$17.59	$30.52
Dividends	$0.125	$0.0125	$0.0125	$0.0125

On January 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.1250 per common share, payable on February 25, 2011, to stockholders of record as of February 10, 2011. This restores the dividend to the level it was in April 2009, prior to the dividend being reduced due to the economic uncertainty at the time.

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Performance Graph

The graph set forth below is based on the assumption that $100 had been invested in our common stock and in each index on December 31, 2005, with reinvestment of dividends at market prices. The total cumulative dollar returns represent the value such investments would have had on December 31, 2010.

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
Cytec Industries Inc.	$100	$120	$131	$46	$79	$115
S&P 500	$100	$116	$122	$77	$97	$112
S&P Specialty Chemicals	$100	$123	$142	$118	$169	$207

Copyright © 2011 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.

SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2010		2009		2008		2007		2006
Statements of income data:
Net sales	$2,748.3		$2,429.3		$3,128.2		$3,046.6		$2,990.3
Earnings/(loss) from operations	$233.9	(1)	$15.5	(3)	$(132.4	)(5)	$293.3	(7)	$280.2	(9)
Earnings/(loss) from continuing operations before accounting change	$142.0	(2)	$(12.2	)(4)	$(207.1	)(6)	$185.7	(8)	$165.7	(10)
Earnings from discontinued operations, net of taxes	$30.3		$9.7		$8.3		20.8		30.7
Cumulative effect of accounting change, net of taxes	0.0		0.0		0.0		0.0		$(1.2	)(11)
Net earnings/(loss) attributable to Cytec Industries Inc.	$172.3		$(2.5)		$(198.8)		$206.5		$195.2
Basic net earnings/(loss) per share attributable to Cytec Industries Inc.:
Earnings/(loss) per share attributable to Cytec Industries Inc. before discontinued operations and accounting change	$2.88		$(0.25)		$(4.33)		$3.86		$3.48
Earnings per share from discontinued operations, net of taxes	0.61		0.20		0.17		0.43		0.65
Cumulative effect of accounting change, net of taxes	0.00		0.00		0.00		0.00		(0.02)
Net earnings/(loss) per share attributable to Cytec Industries Inc.	$3.49		$(0.05)		$(4.16)		$4.29		$4.11
Diluted net earnings/(loss) per share attributable to Cytec Industries Inc.:
Earnings/(loss) per share attributable to Cytec Industries Inc. before discontinued operations and accounting change	$2.85		$(0.25)		$(4.33)		$3.78		$3.40
Earnings per share from discontinued operations, net of taxes	0.61		0.20		0.17		0.42		0.63
Cumulative effect of accounting change, net of taxes	0.0		0.00		0.00		0.00		(0.02)
Net earnings/(loss) per share attributable to Cytec Industries Inc.	$3.46		$(0.05)		$(4.16)		$4.20		$4.01
Cash dividends declared and paid per common share	$0.05		$0.16		$0.50		$0.40		$0.40
Balance sheet data:
Total assets	$3,673.9		$3,559.4		$3,640.0		$4,085.6		$3,830.5
Long-term debt	$641.5		$658.4		$806.4		$705.3		$900.4

In the fourth quarter of 2010, we committed to a plan to sell our assets and liabilities of what was formerly our Building Block Chemicals segment. The results of operations of the former Building Block Chemicals segment are now reported as discontinued operations. All previously reported financial information has been revised to conform to the current presentation.

(1)	Includes a net pre-tax charge of $3.2 ($2.2 after-tax) for various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe, and a pre-tax charge of $5.5 ($3.4 after-tax) related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility.

(2)	In addition to the items in Note (1) above, includes a net pre-tax charge of $4.7 ($2.9 after-tax) related to increases in environmental liabilities at two inactive locations for a change in estimate for operating and maintenance costs, a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $9.7 related to a valuation allowance reversal in two international jurisdictions.

(3)	Includes pre-tax charge of $90.2 ($63.7 after-tax) for various manufacturing and organizational restructuring initiatives across the Specialty Chemical segments and Engineered Materials segment and within corporate operations as well as restructuring charges related to the shared services initiative. Also includes a net pre-tax loss of $1.4 ($1.9 after-tax) related to the exit of the polyurethane product line in Europe and Asia.

(4)	In addition to items in Note (3) above, includes a net pre-tax loss of $8.6 ($5.2 after-tax) associated with the premium for the debt tender, a pre-tax, non-cash gain of $8.9 ($5.5 after-tax) as a result of a land sale for which the proceeds were received in 2004, a pre-tax gain of $6.2 ($3.8 after-tax) related to a legal settlement, a pre-tax, non-cash charge of $12.2 ($9.1 after-tax) relating to a pension settlement in an international jurisdiction, and a benefit of $4.0 related to a favorable tax adjustment for an audit settlement in an international jurisdiction.

(5)	Includes a pre-tax charge of $5.6 ($3.6 after-tax) for incremental accelerated depreciation related to our exit of Radcure manufacturing at our leased facility in Pampa, Texas, a pre-tax goodwill impairment charge of $385.0 ($358.3 after-tax), and a pre-tax charge of $14.9 ($10.4 after-tax) for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments.

(6)	In addition to items in Note (5) above, includes a pre-tax gain of $6.1 ($4.0 after-tax) for a legal settlement and an income tax benefit of $2.6 related to a favorable tax development related to the sale of the water treatment business in 2007.

(7)	Includes a pre-tax restructuring charge of $6.2 ($5.0 after-tax) for restructuring initiatives and a pre-tax gain of $13.6 ($13.3 after-tax) for the sale of certain product lines.

(8)	In addition to the items in Note (7) above, includes $6.3 related to various income tax rate changes in various jurisdictions.

(9)	Includes pre-tax restructuring charges of $19.3 ($16.1 after-tax) primarily related to plant closures, pre-tax impairment charges of $29.3 ($24.6 after-tax) related to two unprofitable manufacturing sites in Europe, a pre-tax charge of $2.6 ($1.9 after-tax) related to a change in employee benefit plans in the U.K., a pre-tax charge of $2.2 ($1.6 after-tax) related to a contingent liability study update, pre-tax integration costs of $1.7 ($1.3 after-tax) related to the Surface Specialties acquisition and a pre-tax gain of $75.5 ($59.6 after-tax) for the sale of certain product lines.

(10)	In addition to the items in Note (9) above, includes a pre-tax $15.7 ($12.4 after-tax) gain related to resolution of a legal dispute and an income tax benefit of $3.5 related to the completion of prior years tax audits, partially offset by a $1.7 tax charge related to a taxable capital reduction at our Thailand subsidiary.

(11)	2006 cumulative effect of accounting change represents the cumulative effect of adopting accounting pronouncement on share-based payments. The pronouncement requires that all share-based payments be recorded at a fair value to compensation costs. Pre-tax expenses resulting from the application of this pronouncement included in Earnings from Operations were $6.6, $9.1, $11.6, and $10.4 in 2009, 2008, 2007, and 2006, respectively.

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

GENERAL

We are a global specialty chemicals and materials company and sell our products to diverse major markets for aerospace, adhesives, automotive and industrial coatings, inks, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis. We report net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management’s view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

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

The downturn in the global economy during the fourth quarter of 2008 led to a dramatic reduction in demand for our products across many of our industrial markets, which resulted in a significant decrease in earnings starting in the fourth quarter of 2008. Beginning in January 2009, we initiated various restructuring initiatives within our Specialty Chemical segments and corporate service functions. We have substantially completed these actions to reduce our structural costs and the elimination of certain positions as of December 31, 2009. In addition, in the second and third quarters of 2009, we also initiated restructuring actions within our Engineered Materials segment to respond to lower demand due to inventory destocking and sharper than expected decline in business and regional jet build rates. We estimate that the aforementioned structural cost reduction actions as well as actions initiated in prior years improved our 2009 results by approximately $50.0 and the expected full year annualized rate of savings is approximately $120.0. In addition to these restructuring initiatives, we implemented additional short-term cost reduction and liquidity measures across our operations in 2009. These short-term measures include the implementation of furloughs in certain production facilities in order to better align our cost structure with the reduced demand in 2009, a global salary freeze and bonus limitations, except as required by local law and contracts, and suspension of the company matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective May 1, 2009. We estimate that these short-term actions improved our 2009 operating earnings by approximately $76.0. As a result of improved profitability and cash flow, we reinstated our annual merit increase and matching contributions to the 401(k) savings program for all U.S. salaried and non-bargaining employees effective April 1, 2010.

In the fourth quarter of 2010, we committed to a plan to sell the assets and liabilities of our Building Block Chemicals segment. The total assets and liabilities that are held for sale are approximately $164.4 and $71.5, respectively, as of December 31, 2010, and $154.3 and $63.8, respectively, as of December 31, 2009. Beginning in the fourth quarter of 2010, the results of operations of the Building Block Chemicals business are reported as discontinued operations. All previously reported financial information has been revised to conform to the current presentation.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in our Consolidated Statements of Income bear to net sales:

Years Ended December 31,	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	75.5	81.3	77.2
Gross profit	24.5	18.7	22.8
Selling and technical services	7.5	8.1	7.3
Research and process development	2.6	3.1	2.6
Administrative and general	4.6	5.1	3.6
Amortization of acquisition intangibles	1.3	1.6	1.3
Asset impairment charge	–	0.2	–
Goodwill impairment charge	–	–	12.3
Earnings/(loss) from operations	8.5	0.6	(4.2)
Net earnings (loss) attributable to Cytec Industries Inc.	6.3	(0.1)	(6.4)

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

Net Sales	North America	Latin America	Pacific Asia/	Europe/ Middle East/ Africa	Total
2010
Coating Resins	$303.9	$64.1	$346.1	$708.5	$1,422.6
Additive Technologies	101.5	19.7	64.7	73.5	259.4
In Process Separation	76.8	90.1	66.1	59.2	292.2
Engineered Materials	456.7	7.2	69.0	241.2	774.1
Total	$938.9	$181.1	$545.9	$1,082.4	$2,748.3
2009
Coating Resins	$260.0	$50.5	$274.3	$622.1	$1,206.9
Additive Technologies	90.8	19.7	55.4	73.2	239.1
In Process Separation	69.0	79.7	69.5	47.6	265.8
Engineered Materials	432.9	4.3	50.4	229.9	717.5
Total	$852.7	$154.2	$449.6	$972.8	$2,429.3
2008
Coating Resins	$340.9	$73.7	$306.6	$930.8	$1,652.0
Additive Technologies	125.8	21.1	62.2	101.4	310.5
In Process Separation	71.5	107.2	63.8	55.9	298.4
Engineered Materials	511.9	5.2	63.4	286.8	867.3
Total	$1,050.1	$207.2	$496.0	$1,374.9	$3,128.2

Net sales in the United States were $877.8, $794.1, and $969.5, or 32%, 33% and 31% of total net sales for 2010, 2009 and 2008, respectively. International net sales were $1,870.5, $1,635.2, and $2,158.7, or 68%, 67% and 69% of total net sales, for 2010, 2009 and 2008, respectively.

We now have four reportable business segments: Coating Resins, Additive Technologies, In Process Separation, and Engineered Materials. Coating Resins, Additive Technologies, and In Process Separation are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. The Coating Resins includes the following product lines: radiation-cured resins (Radcure resins), powder coating resins, and liquid coating resins. Included in the liquid coating resins product line are waterborne resins, amino cross-linkers, solventborne resins and urethane resins. Additive Technologies includes polymer additives and specialty additives. In Process Separation includes mining chemicals and phosphines. Engineered Materials principally includes advanced composites, carbon fiber, structural film and pressure sensitive adhesives, and formulated resins.

For more information on our segments, refer to Note 17 of the Notes to Consolidated Financial Statements and further discussions in “Segment Results” below.

YEAR ENDED DECEMBER 31, 2010,

COMPARED WITH YEAR ENDED

DECEMBER 31, 2009

Consolidated Results

Net sales for 2010 were $2,748.3 compared with $2,429.3 for 2009. Overall, sales increased 13%, driven by volume increases of 12% and price increases of 2%, offset by unfavorable changes in exchange rates of 1%. Selling volumes increased in all segments in 2010 compared to 2009. Higher selling prices increased sales in Coatings Resins, Additive Technologies, and Engineered Materials, by 4%, 2% and 1%, respectively, compared to the 2009 period. Overall selling prices for In Process Separation was flat as higher mineral processing product prices were offset by lower prices in phosphine and alumina products. For a detailed discussion on sales refer to the Segment Results section below.

Manufacturing cost of sales was $2,074.0 or 75.5% of sales for 2010 compared with $1,975.3 or 81.3% of sales for 2009. The 5.8% decrease in manufacturing cost of sales as a percent of sales is primarily attributable to improved manufacturing cost leverage on the increased volume and lower restructuring charges. The increase in manufacturing cost of sales of $98.7 includes $164.6 related to the increased raw materials volume, $50.5 related to higher raw material costs, $32.0 of increased period costs resulting from the elimination of the 2009 short term cost reduction initiatives and to support improved sales volume in 2010, and $18.7 related to higher freight also due to higher volumes as well as rate increases. These increases were partially offset by favorable fixed cost absorption of $62.4 related to increased production as well as the initiative to lower inventory levels in 2009, $59.5 of lower restructuring charges, $20.2 due to the exit of certain product lines in 2009, and the favorable impact of changes in exchange rates of $21.9, of which $19.7 relates to raw materials. Manufacturing cost of sales for 2010 also includes $3.6 of lower expenses related to environmental contingent liabilities compared with 2009. Restructuring charges included in 2010 were $9.3 of costs primarily related to the exit of a phosphorus product at out Mt. Pleasant manufacturing facility, and additional restructurings at our European manufacturing locations. Manufacturing cost of sales for 2009 includes restructuring charges of $68.9 which includes manufacturing cost savings initiatives launched within our Specialty Chemical and Engineered Materials segments and corporate functions throughout 2009.

Selling and technical services expenses were $205.4 for 2010 versus $197.0 for 2009. Research and process development expenses were $72.5 versus $75.0 in the prior year. Administrative and general expenses were $125.4 versus $124.2 in the prior year. Overall operating expenses increased by $7.1. This increase is primarily related to higher 2010 operating costs of $26.0, including the elimination of the 2009 short term cost reductions previously discussed, partially offset by lower restructuring charges in 2010 of $17.7.

Amortization of acquisition intangibles was $37.1 for 2010 versus $38.2 for 2009 mostly due to decreases in Coating Resins amortization as a result of changes in exchange rates.

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

Other (expense)/income, net was an expense of $5.6 for 2010 versus an expense of $2.6 for 2009. Included in 2010 are environmental accruals related to inactive locations totaling $8.3 and losses on cross currency swaps of $3.0. Also included in 2010 are a gain on the sale of a parcel of land of $2.3, a gain from the settlement of a legal claim of $2.4, and transaction exchange gains of $1.7. Included in 2009 are a loss of $12.2 associated with a partial settlement of an existing pension plan in an international jurisdiction, losses on cross currency swaps of $4.5, environmental accruals related to inactive locations totaling $2.1 and transaction exchange losses of $2.1. Also included in 2009 are a gain of $8.9 resulting from a sale of land for which the proceeds were received in 2004, favorable adjustments to certain asset retirement obligations of $1.3 and a gain of $6.2 related to a legal settlement associated with our Engineered Materials Segment.

The 2010 loss on early extinguishment of debt of $0.8 relates to the loss incurred on the repurchase of portions of our 4.6% notes due July 1, 2013, with a total carrying value of $16.5 for a total purchase price of $17.3 including accrued interest. The 2009 loss on early extinguishment of debt of $9.1 consists of the loss incurred on the repurchase of $234.6 principal amount of our 5.5% notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the 2009 debt repurchases were completed under an offer to repurchase the notes that expired during the third quarter of 2009. Also during 2009, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $16.5 for a total purchase price of $16.9 plus accrued interest of $0.3, resulting in a loss of $0.5.

Equity in earnings of associated companies was $1.0 in 2010 versus $0.9 in 2009.

Interest expense, net was $33.2 for 2010 compared with $24.2 for 2009. Interest expense increased as the result of $11.5 of higher interest associated with our 8.95% notes due 2017, and $5.6 of lower capitalized interest as compared to 2009 due to a lower level of capital expenditures in 2010. These increases were partially offset by $7.2 of lower interest associated with our 2009 repurchase of 5.5% notes due 2010, and $1.8 of lower interest related to our repurchase of 4.6% notes due 2013.

The effective income tax rate for 2010 was a tax provision of 25.9% ($50.5) compared to a tax benefit of 45.8% ($8.9) for 2009. The 2010 effective tax rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation (as discussed in Note 13 of the Consolidated Financial Statements). The rate was favorably impacted by a tax benefit of $15.7 related to valuation allowance reversals, of which $11.8 was primarily attributable to the remeasurement of the future utilization of deferred tax assets in three European tax jurisdictions.

Earnings from discontinued operations, net of tax was $30.3 in 2010 compared with $9.7 in 2009 and reflects the results of our former Building Block Chemicals segment. The improved earnings is attributable to higher margin spreads on acrylonitrile and melamine.

Net income for 2010 was $172.3 ($3.46 per diluted share) compared with a net loss in 2009 of $2.5 ($0.05 per basic share). Included in 2010 was an after-tax charge of $5.6 related to various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe, and the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility. Our 2010 results also include an after-tax charge of $2.9 related to an increase in environmental liabilities at two inactive locations for a change in estimate for operating and maintenance costs, a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $15.7 related to a valuation allowance reversal in international jurisdictions. Included in 2009 was an after-tax charge of $63.7 related to restructuring costs, of which $19.8 and $3.4 relate to accelerated depreciation and asset impairment charge, respectively. Our 2009 results also include an after-tax charge of $9.1 related to a pension settlement in an international jurisdiction, an after-tax loss of $5.2 associated with the repurchase of debt under a tender offer during the third quarter of 2009, and an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe. In addition, our 2009 results include a non-cash after-tax gain of $5.5 associated with the transfer of ownership of land to a third party, an after-tax benefit of $3.8 related to a legal settlement related to our Engineered Materials segment, and a tax benefit of $4.0 related to a favorable tax adjustment for an audit settlement in an international jurisdiction.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below:

Coating Resins

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$303.9	$260.0	17%	3%	14%	0%
Latin America	64.1	50.5	27%	1%	26%	0%
Asia/Pacific	346.1	274.3	26%	4%	19%	3%
Europe/Middle East/Africa	708.5	622.1	14%	4%	15%	-5%
Total	$1,422.6	$1,206.9	18%	4%	16%	-2%

Overall net sales were up 18% primarily due to increased selling volumes of 16% across all regions and all product lines due to the continued recovery from the global recession that had significantly impacted sales in 2009. Overall selling prices increased net sales by 4%, with increased pricing across all product lines in response to the higher raw material costs. Unfavorable changes in exchange rates decreased net sales by 2%.

Earnings from operations were $68.2 or 5% of sales in 2010, compared with losses from operations of $3.2 or -0.3% of sales in 2009. The $71.4 increase in earnings is principally due to the positive impacts of $80.6 due to higher selling volumes, $28.8 of higher fixed cost absorption due to higher production volumes supporting the increased sales demand and the 2009 initiative to reduce inventory levels, and $47.0 due to higher selling prices. These positive impacts were partially offset by unfavorable impacts of $58.2 from higher raw material costs, $14.5 from higher operating expenses and the elimination of the 2009 short term cost savings initiatives, $11.4 from higher freight costs related to higher selling volumes and rate increases, and $0.8 from unfavorable changes in exchange rates.

Additive Technologies

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$101.5	$90.8	12%	2%	10%	0%
Latin America	19.7	19.7	0%	-1%	1%	0%
Asia/Pacific	64.7	55.4	17%	2%	12%	3%
Europe/Middle East/Africa	73.5	73.2	0%	2%	2%	-4%
Total	$259.4	$239.1	8%	2%	6%	0%

Overall sales increased 8% primarily due to increased selling volumes of 6% reflecting higher demand in both the polymer additive and the specialty additive product lines due to continued improvement in global economic conditions. Excluding the impact of the divested polyurethanes product line in 2009, overall sales increased by 17%. Selling prices increased 2% with increases occurring in all regions except Latin America, where selling prices decreased by 1%.

Earnings from operations were $36.9, or 14%, of sales in 2010, compared with $11.0, or 5%, of sales in 2009. The $25.9 increase in earnings is principally due to the positive impacts of $14.7 related to higher selling volumes and favorable product mix, $6.7 of higher fixed cost absorption due to higher production volumes from increased demand, $4.2 due to higher selling prices, and $1.0 of lower raw material costs predominately in the specialty additive business. These positive impacts were partially offset by increased freight costs of $2.3 due to increased sales volumes and rate increases. The divestiture of the polyurethanes product line in 2009 increased earnings from operations in 2010 by $1.6.

In Process Separation

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$76.8	$69.0	11%	-1%	12%	0%
Latin America	90.1	79.7	13%	-1%	14%	0%
Asia/Pacific	66.1	69.5	-5%	-1%	-8%	4%
Europe/Middle East/Africa	59.2	47.6	24%	3%	22%	-1%
Total	$292.2	$265.8	10%	0%	9%	1%

Overall sales were up 10% primarily due to increased selling volumes of 9% as a result of higher demand in both the mining and phosphine markets. The favorable changes in exchange rates increased sales by 1%. Lower selling prices due to lower raw material cost represented less than 1% of a change.

Earnings from operations were $55.2 or 19% of sales in 2010, compared with $34.6 or 13% in 2009. The $20.6 increase in earnings is principally due to increased sales volumes of $15.3, lower raw material costs of $10.1, and $6.1 of higher fixed cost absorption due to higher production volumes. These positive impacts were partially offset by the elimination of the short term savings initiatives and higher manufacturing and operating expenses of $4.4 mostly due to increased staffing for new business opportunities, unfavorable changes in exchange rates of $3.1, increased freight costs of $2.9 due to higher volumes and rate increases, and lower selling prices of $0.7.

Engineered Materials

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$456.7	$432.9	6%	1%	5%	0%
Latin America(1)	7.2	4.3	–	–	–	–
Asia/Pacific	69.0	50.4	37%	1%	36%	0%
Europe/Middle East/Africa	241.2	229.9	5%	1%	5%	-1%
Total	$774.1	$717.5	8%	1%	7%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall sales increased 8% primarily due to increased selling volumes of 7%. In 2010, selling volumes increased due to new large commercial aircraft programs and higher sales in our high performance industrial materials product lines as a result of the improved economy. These benefits were partially offset by decreases in military sales due to the wind down of certain programs in advance of new programs. Rotorcraft sales were also lower due to the decline in overall civilian aircraft build rates. Higher selling prices increased sales by 1%.

Earnings from operations were $115.6 or 15% of sales in 2010, compared with $96.3, or 13% in 2009. The $19.3 increase in earnings includes increased selling volumes of $34.3, $20.8 of benefits primarily associated with higher fixed cost absorption due to increased production levels and the initiative to lower inventories in 2009, increased selling prices of $7.2, and favorable impact of changes in exchange rates of $1.9. These positive impacts were partially offset by $39.4 due to the elimination of 2009 short term cost savings initiatives and higher manufacturing and operating expenses to meet the increasing demand levels and new business opportunities, $3.4 due to higher raw materials costs, and $2.1 due to increased freight costs.

YEAR ENDED DECEMBER 31, 2009, COMPARED WITH YEAR ENDED DECEMBER 31, 2008

Consolidated Results

Net sales for 2009 were $2,429.3 compared with $3,128.2 for 2008. Overall, sales decreased 22% driven by volume decreases of 19%, price decreases of 2%, and unfavorable changes in exchange rates of 1%. Coating Resins sales decreased 27% primarily due to volume decreases and to a lesser extent price decreases and unfavorable changes in exchange rates. Additive Technologies sales decreased 23%, In Process Separation sales decreased 11%, and Engineered Materials sales decreased 17%; the decline in sales for each of these segments is primarily due to lower volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $1,975.3 or 81.3% of sales in 2009, compared with $2,414.6, or 77.2% of sales in 2008. Manufacturing costs decreased $439.3, which includes $367.9 associated with lower volumes and lower costs associated with product line exits, $110.3 related to lower material costs, $50.5 related to reduced spending and cost savings initiatives, and $48.0 due to changes in exchange rates partially offset by $76.6 of unfavorable fixed cost absorption. Manufacturing cost of sales for 2009 also includes $3.7 of higher expenses related to environmental contingent liabilities compared with 2008 and $1.2 of accelerated depreciation related to our polyurethane product line assets in Asia that were sold in the second quarter of 2009. Manufacturing cost of sales for 2009 includes restructuring charges of $68.9 which includes manufacturing cost savings initiatives launched within our Specialty Chemical and Engineered Materials segments and corporate functions throughout 2009. Included in 2008 was $5.6 of pre-tax restructuring charges primarily related to various organization restructuring initiatives across our Specialty Chemical segments and our manufacturing sites in West Virginia and Connecticut and $5.6 of incremental accelerated depreciation on assets at our Pampa, Texas site that we exited. See Note 4 to the Consolidated Financial Statements for additional detail.

Selling and technical services expenses were $197.0 in 2009 versus $228.1 in 2008. Research and process development expenses were $75.0 in 2009 versus $81.5 in 2008. Administrative and general expenses were $124.2 in 2009 versus $111.8 in 2008. Overall operating expenses decreased by $25.2. This decrease includes $35.0 related to reduced spending and cost savings initiatives, $11.2 related to changes in exchange rates, $3.4 related to the exit of several commodity products and product line divestiture. These decreases were partially offset by $10.0 of consulting costs incurred related to working capital reduction and other cost savings initiatives, $7.7 of higher costs associated with restructuring initiatives, $5.8 of increased employee incentive costs, and $1.2 of higher credit facility fees.

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

The asset impairment charge of $4.3 in 2009 relates to the write down of the land at our closed facility in La Llagosta, Spain to its estimated fair value.

Goodwill impairment charge of $385.0 in 2008 is related to our former Surface Specialties segment (which now substantially forms the Coating Resins segment) which resulted from the adverse impact that 2008 macroeconomic conditions had on forecasted volume growth and thus reduced profitability of certain product lines. For further details see Note 10 to the Consolidated Financial Statements.

Other income/(expense), net was an expense of $2.6 in 2009 compared with income of $2.5 in 2008. Included in other income/(expense), net for 2009 is a loss of $12.2 associated with a partial settlement of an existing pension plan in an international jurisdiction and $3.0 of additional unrealized losses on currency swaps, partially offset by a gain of $8.9 resulting from the sale of land for which the proceeds were received in 2004, and $2.0 of lower costs associated with environmental contingent liabilities. Included in 2008 is a gain of $3.9 from the sale of real estate and a favorable insurance settlement of $2.2. Other income/(expense) in 2009 and 2008 includes gains of $6.2 and $6.1, respectively, related to legal settlements associated with our Engineered Materials segment.

Net loss on early extinguishment of debt of $9.1 in 2009 consists of the loss incurred on the repurchase of $234.6 principal amount of our 5.5% notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6% notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the debt repurchases in 2009 were completed under an offer to repurchase the notes that expired during the third quarter of 2009. Also during 2009, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $16.5 for a total purchase price of $16.9 plus accrued interest of $0.3, resulting in a loss of $0.5. Included in 2008 is a net gain on the early extinguishment of debt of $1.9 as we repurchased a portion of our 4.6% notes due July 1, 2013 with a carrying value of $11.2 (including accrued interest) at a purchase price of $9.3.

Equity in earnings of associated companies was $0.9 in 2009 versus $1.5 in 2008 with the decrease primarily due to reduced demand.

Interest expense, net was $24.2 in 2009 compared with $35.2 in 2008. The decrease is partially attributable to a $7.4 benefit related to the 2009 purchase of our 5.5% notes under the tender offer referenced above and a portion of our 4.6% notes, as well as the repayment of our revolving credit facility balance during 2009. This benefit was more than offset by $10.9 of increased interest expense associated with our 8.95% notes due 2017, the proceeds of which were received and used during the third quarter to repurchase a portion of our 5.5% and 4.6% notes as discussed above. In addition, interest expense in 2009 is $1.5 lower than 2008 as we repaid the principal balance of our 6.75% notes in March of 2008. Interest expense in 2009 also includes the benefits of $5.7 of additional interest capitalized as compared to 2008 due to a higher level of capital expenditures in 2009 eligible for interest capitalization. Interest expense, net in 2009 includes $6.0 of benefits associated with our cross currency swap of which $1.9 represents the impact of favorable changes in exchange rates on Euro-denominated interest payments and $4.1 represents the amortization of unrealized gains related to certain cross currency swaps previously designated as hedging instruments. See Note 7 of the consolidated financial statements for further information of amortization related to cross currency swaps.

Our effective income tax rate for continuing operations for 2009 was a tax benefit of 45.8% ($8.9) compared to a tax provision of 27.0% ($43.6) for 2008. Included in the 2009 tax benefit rate is a $4.0 ($3.8 net after related unrecognized tax benefit adjustment) tax benefit due to a favorable resolution of a tax matter in an international subsidiary offset by a reduced tax benefit on the Company’s restructuring charges. The 2008 effective tax rate was unfavorably impacted primarily by the portion of the goodwill impairment charge for which no tax benefit was given, partially offset by a $2.6 tax benefit recorded due to a favorable audit resolution regarding an international subsidiary.

Earnings from discontinued operations, net of tax was $9.7 in 2009 compared with $8.3 in 2008 and reflects the results of our Building Block Chemicals segment.

Our net loss for 2009 was $2.5 ($0.05 per basic share) compared with our net loss of $198.8 ($4.16 per basic share) in 2008. Included in 2009 was an after-tax charge of $63.7 related to restructuring costs, of which $19.8 and $3.4 relate to accelerated depreciation and asset impairment charge, respectively. Our 2009 results also include an after-tax charge of $9.1 related to a pension settlement in an international jurisdiction, an after-tax loss of $5.2 associated with the repurchase of debt under a tender offer during the third quarter of 2009, and an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe. In addition, our 2009 results include a non-cash after-tax gain of $5.5 associated with the transfer of ownership of land to a third party, an after-tax benefit of $3.8 related to a legal settlement related to our Engineered Materials segment, and a tax benefit of $4.0 related to a favorable tax adjustment for an audit settlement in an international jurisdiction.

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

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below:

Coating Resins

				% Change Due to
	2009	2008	Total % Change	Price	Volume/Mix	Currency
North America	$260.0	$340.9	-24%	-4%	-20%	0%
Latin America	50.5	73.7	-32%	-3%	-29%	0%
Asia/Pacific	274.3	306.6	-11%	-5%	-7%	1%
Europe/Middle East/Africa	622.1	930.8	-33%	-5%	-25%	-3%
Total	$1,206.9	$1,652.0	-27%	-4%	-21%	-2%

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

Loss from operations was $3.2 or -0.3% of sales in 2009, compared with loss from operations of $340.2 or -21% of sales in 2008. Our 2008 operating loss includes a goodwill impairment charge of $385.0. Excluding the impairment charge, 2008 earnings from operations were $44.8. See Note 10 of the Consolidated Financial Statements for additional details on goodwill impairment. Earnings from operations in 2009, excluding the aforementioned goodwill impairment charge in 2008, decreased by $48.0. The negative impacts on earnings from operations were as follows: $127.9 due to lower selling volumes, $74.1 due to lower selling prices, and $37.3 from lower fixed cost absorption due to lower production volumes as a result of reduced demand and our initiative to reduce inventory levels. These negative impacts were partially offset by favorable impacts of $111.5 from lower raw material costs, $46.6 from lower manufacturing and operating expenses due to reduced spending and cost savings initiatives, $20.6 from lower freight costs related to lower selling volumes, and $8.1 from changes in exchange rates. Manufacturing cost of sales in 2008 also included $5.6 of incremental accelerated depreciation of assets at our Pampa, Texas site given our decision to exit the site and consolidate production.

Additive Technologies

				% Change Due to
	2009	2008	Total % Change	Price	Volume/Mix	Currency
North America	$90.8	$125.8	-28%	2%	-30%	0%
Latin America	19.7	21.1	-7%	1%	-6%	-2%
Asia/Pacific	55.4	62.2	-11%	2%	-12%	-1%
Europe/Middle East/Africa	73.2	101.4	-28%	-3%	-21%	-4%
Total	$239.1	$310.5	-23%	0%	-21%	-2%

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

In Process Separation

				% Change Due to
	2009	2008	Total % Change	Price	Volume/Mix	Currency
North America	$69.0	$71.5	-3%	3%	-6%	0%
Latin America	79.7	107.2	-26%	2%	-28%	0%
Asia/Pacific	69.5	63.8	9%	4%	7%	-2%
Europe/Middle East/Africa	47.6	55.9	-15%	-2%	-11%	-2%
Total	$265.8	$298.4	-11%	2%	-12%	-1%

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

Engineered Materials

				% Change Due to
	2009	2008	Total % Change	Price	Volume/Mix	Currency
North America	$432.9	$511.9	-15%	1%	-16%	0%
Latin America(1)	4.3	5.2	–	–	–	–
Asia/Pacific	50.4	63.4	-21%	0%	-21%	0%
Europe/Middle East/Africa	229.9	286.8	-20%	2%	-19%	-3%
Total	$717.5	$867.3	-17%	2%	-18%	-1%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

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

Details of our 2010 restructuring initiatives are as follows:

In the fourth quarter of 2010, we initiated restructuring actions in our Coating Resins segment at our San Fernando, Spain facility after reaching agreement for the transfer of the site to the local municipality in exchange for monetary consideration. These actions resulted in pre-tax restructuring charges of $6.6 for the severance of 38 positions, offset by credits of $3.6 primarily related to the reversal of asset retirement obligations. We will cease operations at the facilities in the first half of 2011, and will clean and prepare the site and land for transfer to the municipality in the first half of 2012. Proceeds from the sale of the land will be approximately €13.5 (approximately $18.0 using exchange rates as of December 31, 2010), and will be received in 2011 and 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete; estimated to be by the end of 2012.

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites in the Coating Resins segment. These plans resulted in a restructuring charge of $4.0, of which $1.5 relates to the severance of nine positions, and $2.5 relates to the write-down of certain manufacturing assets.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5, of which $0.4 relates to the severance of 10 positions, $1.7 relates to asset write-offs, and $3.4 relates to decommissioning activities, which were charged to our In Process Separation segment.

We realized an estimated $1.5 of cost savings in 2010 related to these initiatives and expect to realize an estimated $5.4 of pre-tax savings annually, beginning in 2011. The aforementioned initiatives are expected to be completed in waves throughout 2011.

The remaining reserve at December 31, 2010 of $8.7 relating to 2010 restructuring initiatives is expected to be paid through 2012.

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

In 2009, we launched restructuring initiatives at several of our Specialty Chemical manufacturing locations, which resulted in restructuring charges totaling $70.4 of which $40.4 is associated with severance and other employee benefits and $30.0 is associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives are as follows:

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

The above manufacturing restructuring initiatives include the elimination 365 positions. During 2010 we recorded a net favorable adjustment of $0.9; we realized an estimated $9.3 of cost savings in 2009 and $33.0 of cost savings in 2010 related to these initiatives.

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $4.4 of restructuring charges for severance and employee benefits related to the elimination of 239 positions. During 2010 we recorded a net favorable adjustment of $0.5; we realized an estimated $6.0 of cost savings in 2009 and $20.0 of annualized pre-tax savings in 2010 related to these initiatives.

We launched several initiatives throughout 2009 in our Specialty Chemical segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $17.1 of charges related to severance and employee benefits associated with the elimination of 388 positions. During 2010 we recorded a net favorable adjustment of $2.4; we realized $16.4 of estimated cost savings in 2009 related to these initiatives and an estimated $30.2 of annualized pre-tax savings in 2010. Incremental annualized savings of $6.1 and $2.7 are projected to be realized in 2011 and 2012, respectively.

The majority of the aforementioned initiatives are substantially complete as of December 31, 2010, with some components expected to be completed in waves throughout 2011.

The remaining reserve at December 31, 2010 of $10.7 relating to 2009 restructuring initiatives is expected to be paid through 2013.

Details of 2008 restructuring initiatives are as follows:

In 2008, as a cost reduction initiative and to align our cost structure to the declining demand environment at that time, we decided to restructure certain activities of our Coating Resins segment. These initiatives resulted in restructuring charges of $11.1 for the twelve months ended December 31, 2008, which primarily relates to severance for the 93 eliminated positions. Savings of $2.1 from these restructuring initiatives were realized in 2008 and $10.8 of annualized pre-tax savings was realized in 2009 and 2010. These initiatives were completed in

2008. In 2009, the remaining balance of $0.9 was reversed. All costs were paid in full as of December 31, 2009.

See Note 4 of the Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2010, our cash balance was $383.3, compared with $261.7 at year end 2009. As of December 31, 2010, $152.9 of our cash was in the U.S. and $230.4 was held by our subsidiaries outside the U.S.

Net Cash provided by Continuing Operations

Cash flows provided by operating activities of continuing operations for 2010 were $239.7 compared with $519.1 for 2009. The 2009 cash flow benefitted significantly from the favorable progress from our working capital initiative, and the benefits have been maintained through 2010. The following working capital descriptions exclude our Building Block Chemicals business, which is being accounted for as discontinued operations. For 2010, trade accounts receivable increased $39.0 primarily reflecting increased sales in 2010 compared to 2009, offset by a continued reduction in days outstanding decreased from 50 days at December 31, 2009 to 49 days at December 31, 2010. Inventory increased $21.5 reflecting increased demand year over year, as the inventory days outstanding declined from 70 days at December 31, 2009 to 66 days at December 31, 2010. Accounts payable increased $41.1 primarily due to increased purchases in the fourth quarter of 2010 versus the prior year quarter. Days outstanding increased modestly from 46 days at December 31, 2009 to 48 days at December 31, 2010. Accrued expenses increased $29.6 primarily due to increased accrued compensation and benefit expenses, partially offset by lower restructuring costs in 2010. Other liabilities decreased $72.5 during 2010, primarily due to contributions of $96.4 we made to our defined benefit plans.

Cash flows used in investing activities were $110.2 in 2010 compared to $168.5 in 2009. In 2010, we sold certain real estate for which we received cash proceeds of $5.4. In 2009, we sold our polyurethane product line assets in Europe and Asia for cash proceeds totaling $7.0. Capital spending for 2010 was $115.6, of which approximately half is related to the Engineered Materials segment, which includes spending related to equipment purchases and work on our new carbon fiber line in Greenville, South Carolina, and expansion work at our composite facility in Greenville, Texas. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project for at least eighteen months based on the market’s projected demand profile. Taking into account our expectations of the future business environment, we are evaluating different market dynamics and the global carbon fiber demand profile to outline both our options and expected timing for project completion. We are continuing to evaluate the timing of the carbon fiber project as market conditions change. The remaining half is related to Specialty Chemicals for maintenance of business capital, cost reduction and work on certain expansion projects. Our capital spending for 2011 is expected to be in the range of $170.0 to $190.0.

Net cash flows used by financing activities were $33.6 in 2010 compared with $174.3 in 2009. In 2010, we reduced our debt by approximately $39.2, as we have continued to focus on using the cash generated from our working capital reduction initiatives to lower our debt levels. Additionally, cash outflows included $14.0 related to the net cash settlement of certain cross currency swaps in the fourth quarter of 2010, and cash dividends of $3.8. Cash flows provided by financing activities consisted primarily of $20.5 of proceeds from the exercise of stock options due to a larger number of shares exercised at a higher average strike price compared to 2009, and $2.9 related to the excess tax benefits from the share based compensation programs.

Net Cash Provided by Discontinued Operations

Cash provided by operating activities of discontinued operations for 2010 was $39.1 compared to $46.2 for 2009. In 2010, cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment.

Cash flows used in investing activities of discontinued operations were $15.3 in 2010 compared to $18.4 in 2009. These activities related to capital spending at our Building Block Chemicals facilities.

Dividends

During 2010, we paid four quarterly cash dividends of $0.0125 per common share, which aggregated to $2.5. On January 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2011 to stockholders of record as of February 10, 2011. This restores the dividend to the level it was in April 2009, prior to the dividend being reduced due to the economic uncertainty at the time. Also during 2010, our majority owned subsidiary paid cash dividends to their minority shareholders which aggregated to $1.3.

Credit Facility

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at December 31, 2010 and 2009. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012.

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

Approximately $44.0 remained authorized under our stock buyback program as of December 31, 2010. We did not repurchase any shares during 2010. In addition to the amount that remained authorized as of December 31, 2010 under our stock buyback program, on January 27, 2011 our Board of Directors approved a new stock buyback authorization in the amount of $150.0.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. We have no borrowings outstanding under the agreement as of December 31, 2010. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At December 31, 2010 the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

Use of Cash

With the significant amount of cash generated in 2009 and 2010, plus the anticipated proceeds from the sale of our Building Block Chemicals segment in the first quarter of 2011, our use of cash priority will be to invest in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. In addition, if available at a reasonable price, we will pursue bolt-on acquisitions for our growth product lines. We also will continue to pursue debt reductions when available at a reasonable price. In January 2011, our Board of Directors increased the cash dividend paid in February 2011 to the pre-economic crisis level of $0.125 per share, and approved a new stock buyback authorization of $150.0, bringing the aggregate buyback authorization to $194.0.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1, herein.

We estimate that pension and postretirement plan funding will be approximately $71.6 in 2011 as compared to $96.4 in 2010.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations under long-term agreements as of December 31, 2010:

(In Millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$641.5	$0.0	$141.0	$249.7	$250.8
Interest payments(1)	239.9	41.6	83.1	70.2	45.0
Operating leases(2)	40.1	9.4	12.3	7.6	10.8
Pension and postretirement plans obligations(3)	71.6	71.6	0.0	0.0	0.0
Purchase obligations(4)	15.3	9.7	5.5	0.1	0.0
Other noncurrent liabilities(5):
Environmental liabilities(3)	5.5	5.5	0.0	0.0	0.0
Cross currency swap(6)	28.3	0.0	0.0	28.3	0.0
Total	$1,042.2	$137.8	$241.9	$355.9	$306.6

(1)	Based on the Euro exchange rate at December 31, 2010.

(2)	Excludes $5.8 of operating leases attributable to our discontinued operations.

(3)	Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2010 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2010 and may vary significantly for pension. See Notes 12 (environmental) and 14 (pension) of the Notes to the Consolidated Financial Statements for more information on these liabilities.

(4)	Excludes $27.0 of purchase obligations attributable to our discontinued operations.

(5)	Included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2010, were $57.4 of contingent liabilities (principally asbestos related liabilities) and $36.0 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the “Payments due by Period” section of the table above.

(6)	Related balances are based on principal components using the Euro exchange rate at December 31, 2010.

As of December 31, 2010, the amount of unrecognized tax benefits was $38.3. As specific payment dates cannot be reasonably estimated, the related balances have not been reflected in the “Payments due by Period” section of the table above.

At December 31, 2010, we had net contractual commitments under currency forward contracts in U.S. dollar equivalent notional amounts of $196.2, that all settle in less than one year. (Refer to Item 7A as well as Note 7 of the Notes to Consolidated Financial Statements included herein).

We had $34.0 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2010 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

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

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2010, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2010, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

	Buy
Sell	U.S. Dollar	Euro	Canadian Dollar	Australian Dollar	Chilean Peso	Thai Baht	Pound Sterling	Mexican Peso	Norwegian Krone
U.S. Dollar	0.0	$34.5	$28.1	$21.8	$9.4	$6.4	$4.4	$3.0	$0.4
Chinese Yuan	$17.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Brazilian Real	$2.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Korean Won	$2.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Taiwan Dollar	$1.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Pound Sterling	0.0	$0.8	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Japanese Yen	0.0	$14.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$48.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0

The net unfavorable fair value of currency contracts, based on exchange rates at December 31, 2010, was $0.4. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $10.5. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

We used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary). The swaps included an initial exchange of $500.0 on October 4, 2005 and require final principal exchanges of $250.0 on each settlement date of the five-year and ten-year notes (October 1, 2010 and October 1, 2015), respectively. At the initial principal exchange, we paid USDs to counterparties and received Euros. Upon final exchange, we provided, or will provide, Euros to counterparties and received, or will receive, USDs. The swaps also called for a semi-annual exchange of fixed Euro interest payments for fixed USD interest receipts. With respect to the cross currency swaps that matured on October 1, 2010 (“five year swaps”), we received 5.5% per annum and paid 3.78% per annum on each April 1 and October 1, through the maturity date. With respect to the cross currency swaps that mature on October 1, 2015 (“ten year swaps”), we receive 6.0% per annum and pay 4.52% per annum on each April 1 and October 1, through the maturity date. Certain currency swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges due to our decision to execute new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps that were due on October 1, 2010.

Prospective changes in the fair value of the five year swaps since the date of de-designation were reported in earnings. The two year swaps covered an identical notional amount of €207.9 and also called for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we received 3.78% per annum and paid 3.69% per annum on each April 1 and October 1, through the maturity date, which was also on October 1, 2010. The two year swaps were not designated as cash flow hedges. The fair value of the two year swaps was calculated each quarter with changes in fair value reported in earnings. On October 1, 2010, the two and five year swaps were settled according to their terms.

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

At December 31, 2010, the unfavorable fair value of the ten year swaps was $16.5. At December 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $34.8, $(44.7), and $(41.6), respectively. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the Euro exchange rate would cause an increase/decrease of approximately $31.2 in the total value of the hedging instrument referred to above.

Commodity Price Risk: We use natural gas forwards to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. The maturities of these swaps correlate highly to the actual purchases of the commodity and have the effect of securing predetermined prices that we pay for the underlying commodity. While these contracts are structured to limit our exposure to increases in commodity prices, they can also limit the potential benefit we might have otherwise received from decreases in commodity prices. These swaps are recognized on the balance sheet at fair value, which will be reclassified into manufacturing cost of sales through June 2011 as the hedged natural gas purchases affect earnings. For a detailed discussion on natural gas swaps, see Critical Accounting Policies – Derivative Financial Instruments and Certain Hedging Activities, Commodity Price Risk section below.

At December 31, 2010, we had outstanding natural gas forwards with an unfavorable fair value of $0.8. Assuming that year-end natural gas prices were to decrease by a hypothetical 10%, the value of these contracts would decrease by approximately $0.5.

Interest Rate Risk: At December 31, 2010, our outstanding borrowings consisted of $6.1 of short-term variable rate borrowings and long-term fixed rate debt, which had a carrying value of $641.5, a face value of $642.0 and a fair value, of $726.9. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2010, interest expense would increase/decrease by less than $0.1 for the next fiscal year and the fair value of the fixed rate long-term debt would increase/decrease by approximately $29.6.

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

Our asbestos related contingent liabilities and related insurance receivables are based on a study. The study estimated our gross asbestos liabilities using a frequency/severity approach. With this approach, the cost of future claim filings due to asbestos-related diseases are estimated as the product of the future number of claims filed and the average value of those claims on a nominal as opposed to discounted basis. Future claim frequency has been estimated using our claims history and the Stallard/Manton Epidemiological Decay Model, a widely used industry study. The Decay model assumes that future levels of claims activity will gradually decrease from current levels by applying model-specific decay factors that project this claim activity to wind down over the next 35 to 40 years. Our current levels are estimated based on our risk profile and our historical claim experience. The estimated cost per claim is based on our historical paid claims adjusted for inflation. Although these estimates and assumptions are based on reasonable facts, they are subject to change based on the actual outcome and a variety of external factors. A sustained 1% change in the annual number of future asbestos claims filed against us will increase or decrease the liability and related receivable by $0.4 and $0.2, respectively. A sustained 1% change in the average value of asbestos claims paid will increase or decrease the liability and related receivable by $0.4 and $0.2, respectively.

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

Retirement Plans

We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 79% of our consolidated pension assets and 75% of projected benefit obligations as of December 31, 2010. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate, the expected rate of return on plan assets and healthcare cost trend rates. Our U.S. salaried pension plan was frozen on December 31, 2007.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look to yields on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. Future expected actuarially determined cash flows of our major U.S. plans are matched against a yield curve encompassing such bonds to arrive at a single discount rate by plan. We discounted our U.S. future pension and postretirement medical liabilities using a rate of 5.4% and 5.0%, respectively, at December 31, 2010. The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans would decrease our 2011 expected annual expense by $5.5 and decrease our liability by $75.6. A 1% decrease to the discount rate for our U.S. pension plans would increase our 2011 expected annual expense by $5.1 and increase our liability by $84.9. A 1% increase to the discount rate for our U.S. postretirement medical plan would decrease our 2011 expected annual expense by $0.7 and decrease our liability by $18.2. A 1% decrease to the discount rate for our U.S. postretirement medical plan would increase our 2011 expected annual expense by $0.4 and increase our liability by $19.9.

The expected rate of return on our U.S. plan assets, which was 7.50% for 2010, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. A 1% change to the expected rate of return on plan assets of our U.S. pension plans would increase or decrease our 2011 expected annual expense by $6.0. The U.S. pension plans’ investment mix at December 31, 2010 approximated 53% equities and 47% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized into pension expense in accordance with GAAP.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 8.0% in 2010, decreasing to ultimate trend of 5.0% in 2017. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense. A 1% decrease to the assumed healthcare cost trend rate for our postretirement benefit plans would decrease our expense by $0.8 and decrease our postretirement benefit obligation by $15.0. A 1% increase to the assumed healthcare cost trend rate for our postretirement benefit plans would increase our expense by $0.8 and increase our postretirement benefit obligation by $15.6.

Impairment of Goodwill

We have defined our segments as our reporting units. Our four business segments are Coating Resins, Additive Technologies, In Process Separation, and Engineered Materials. Additive Technologies and In Process Separation serve large, global industrial markets. Coating Resins serves the large, global coatings market. Engineered Materials serves principally aerospace markets. The segments above reflect how we run our Company, manage the assets and view our customers.

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

In the fourth quarter of 2010, we completed our annual goodwill impairment test. For the market multiple approach, we used an EBITDA range of between 6.0X and 8.0X. All of our reporting units passed step 1A with the exception of the Coating Resins reporting unit. The Coating Resins EBITDA of $143.8 was a three year average of the 2009 actual, 2010 actual or forecast, and the 2011 budgeted EBITDA amounts. The market multiple approach (Step 1A) for the Coating Resins reporting unit resulted in a fair value range of $862.7 to $1,150.3. Since the carrying value was in the upper range of the range of the estimated fair values using the multiples, we refined the estimate of the fair value using a discounted cash flow approach in accordance with our aforementioned policy which resulted in a fair value of $1,407.5. The discounted cash flow approach fair value exceeded the carrying value by $272.5, or 24%, indicating that there was no impairment of Coating Resins’ goodwill. The discounted cash flow approach considered a weighted average cost of capital (“WACC”) rate of 11.0% as the discount rate and an estimated net cash flow for a ten-year period from 2011 to 2020. The WACC calculation considered a risk-free rate of return, cost of debt and expected equity premium. The risk-free rate of return equaled the yield on long-term United States Treasury bonds. The cost of debt represented the yield of a BBB rated U.S. bond. The cost of equity included an estimate of the return on typical long-term investments required to induce investment in a diversified portfolio of U.S. publicly traded stocks adjusted for specific risk and size premiums of the reporting unit. The risk premium reflects the specific risks associated with the current business and future performance estimates. The cost of equity and debt were weighted based on the observed capital structures of companies with characteristics similar to the reporting unit. The discounted cash flow model also reflects a terminal value that assumes 2020 net cash flows will continue to grow at a rate of 2.75% in perpetuity, which we believe is reasonable for this business. These evaluations involve amounts that are based on management’s best estimates and judgments.

The discounted cash flows were based on a ten year projection, covering 2011 through 2020. The 2011 to 2014 projections take into account current macroeconomic conditions and reflect management’s best estimate of the amount of time required before the business recovers from the current recessionary environment. The 2015 to

2020 amounts were based on forecasted average revenue growth factor of approximately 3%. The projections included average annual capital expenditures of $59.4 and net working capital increases corresponding to the revenue growth assumed. We assumed an average tax rate of 31% for the discounted cash flow approach which we believe is a realistic approximation of our future annual effective tax rate for this business.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the goodwill impairment. The approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant.

Critical Factors	Change	Approximate Increase/(Decrease) on Fair Value
Weighted Average Cost of Capital	+0.50%	$(75.0)
Weighted Average Cost of Capital	-0.50%	84.0
Terminal Value Growth Rate	+0.25%	20.0
Terminal Value Growth Rate	-0.25%	(18.0)
Annual Capital Expenditures	+$10.0	(48.0)
Annual Capital Expenditures	-$10.0	48.0
Annual Sales Volume Growth Rate	+0.25%	48.0
Annual Sales Volume Growth Rate	-0.25%	(48.0)
Operating Profit Margin	+1%	148.0
Operating Profit Margin	-1%	(149.0)

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

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we would recognize the change in the fair value of the currency forward contract in other income (expense), net. There was no ineffectiveness in 2010, 2009 or 2008.

We used cross currency swaps to hedge certain future cash flows from Euro receipts on certain Euro denominated intercompany loans receivable we had with certain subsidiaries against changes in the U.S. dollar to Euro exchange rates. The swaps fixed the U.S. dollar equivalent cash flows of these Euro denominated intercompany loans and eliminated foreign exchange variability since the notional amounts of the swaps equaled that of the loans, and all cash flow dates and interest rates coincided between the swaps and the loans, therefore no ineffectiveness was expected. These swaps had been designated as cash flow hedges. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges, due to our decision to execute new off-setting cross currency swaps (“two year cross currency swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year cross currency swaps that were due on October 1, 2010. The two year swaps were not designated as cash flow hedges, therefore all changes in fair value were reported in interest expense, net, and other (expense)/income, net. The two and five year swaps were settled on October 1, 2010.

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to maintain the total notional amount of the ten year swaps at €207.9. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

All cross currency swaps are recorded at fair value as either assets or liabilities and we accrue the periodic net swap interest payments due each period in the consolidated income statement. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurred during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to a translation adjustment will remain in other comprehensive income/(loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since its de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We monitor the counterparty credit risk and, while designated as cash flow hedges, the continued probability of the hedged cash flows as to amount and timing.

Commodity Price Risk: We use natural gas forwards to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other income (expense), net. Any ineffectiveness is recognized in other income (expense), net in the current period. If the hedging relationship is terminated we continue to defer the related gain or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur we recognize the related gain or loss in other income (expense), net in that period. We did not terminate any hedges during 2010, 2009 and 2008. All hedged transactions that were forecasted to occur in 2010, 2009 and 2008 occurred as forecasted. Ineffectiveness during these years was insignificant. Our gas forwards and currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

At December 31, 2010, the unfavorable fair value of the ten year swaps was $16.5. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our ten year swaps. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 7 of the Consolidated Financial Statements for additional details on fair value disclosures.

Critical Factors	Change	Approximate Impact On Ten Year Swaps Favorable/(Unfavorable) Fair Value
Euro interest rate curve	+10%	$3.0
Euro interest rate curve	-10%	(3.0)
USD interest rate curve	+10%	(2.5)
USD interest rate curve	-10%	2.5
Euro/USD exchange rate	+10%	(31.2)
Euro/USD exchange rate	-10%	31.2

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,
(Dollars in millions, except per share amounts)	2010	2009
Assets
Current assets
Cash and cash equivalents	$383.3	$261.7
Trade accounts receivable, less allowance for doubtful accounts of $4.2 and $5.8 in 2010 and 2009, respectively	370.6	338.4
Other accounts receivable	51.4	44.9
Inventories	350.0	327.6
Deferred income taxes	40.6	41.3
Currency swap receivable	0.0	34.4
Other current assets	22.4	18.8
Current assets held for sale	93.1	73.9
Total current assets	1,311.4	1,141.0
Investment in associated companies	19.7	21.5
Plants, equipment and facilities, at cost	1,937.5	1,886.0
Less: accumulated depreciation	(811.3)	(772.4)
Net plant investment	1,126.2	1,113.6
Acquisition intangibles, net of accumulated amortization of $245.9 and $214.8 in 2010 and 2009, respectively	347.0	399.5
Goodwill	685.7	701.9
Deferred income taxes	24.1	11.9
Other assets	88.5	89.6
Non-current assets held for sale	71.3	80.4
Total assets	$3,673.9	$3,559.4
Liabilities
Current liabilities
Accounts payable	$263.6	$226.9
Short-term borrowings	6.1	10.4
Current maturities of long-term debt	0.0	16.7
Accrued expenses	223.2	195.2
Income taxes payable	19.7	19.2
Currency swap payable	0.0	45.3
Deferred income taxes	3.1	5.2
Current liabilities held for sale	63.9	56.5
Total current liabilities	579.6	575.4
Long-term debt	641.5	658.4
Pension and other postretirement benefit liabilities	364.2	388.8
Other noncurrent liabilities	272.8	302.4
Deferred income taxes	71.3	64.0
Non-current liabilities held for sale	7.6	7.3
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	0.0	0.0
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,445,350 in 2010 and 49,316,913 in 2009	0.5	0.5
Additional paid-in capital	451.5	451.0
Retained earnings	1,293.0	1,123.2
Accumulated other comprehensive (loss) income	(14.4)	16.0
Treasury stock, at cost, 767 shares in 2010 and 594,134 shares in 2009	0.0	(31.8)
Total Cytec Industries Inc. stockholders’ equity	1,730.6	1,558.9
Noncontrolling interests	6.3	4.2
Total equity	1,736.9	1,563.1
Total liabilities and stockholders’ equity	$3,673.9	$3,559.4

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (Dollars in millions, except per share amounts)	2010	2009	2008
Net sales	$2,748.3	$2,429.3	$3,128.2
Manufacturing cost of sales	2,074.0	1,975.3	2,414.6
Selling and technical services	205.4	197.0	228.1
Research and process development	72.5	75.0	81.5
Administrative and general	125.4	124.2	111.8
Amortization of acquisition intangibles	37.1	38.2	39.6
Net gain on sale of assets	0.0	0.2	0.0
Asset impairment charge	0.0	4.3	0.0
Goodwill impairment charge	0.0	0.0	385.0
Earnings (loss) from operations	233.9	15.5	(132.4)
Other (expense)/income, net	(5.6)	(2.6)	2.5
Net (loss) gain on early extinguishment of debt	(0.8)	(9.1)	1.9
Equity in earnings of associated companies	1.0	0.9	1.5
Interest expense, net	33.2	24.2	35.2
Earnings (loss) from continuing operations before income tax provision	195.3	(19.5)	(161.7)
Income tax provision (benefit)	50.5	(8.9)	43.6
Net earnings (loss) from continuing operations	144.8	(10.6)	(205.3)
Earnings from discontinued operations, net of tax	30.3	9.7	8.3
Net earnings (loss)	175.1	(0.9)	(197.0)
Less: Net earnings attributable to noncontrolling interests	(2.8)	(1.6)	(1.8)
Net earnings (loss) attributable to Cytec Industries Inc.	$172.3	$(2.5)	$(198.8)
Earnings/(loss) per common share attributable to Cytec Industries Inc.
Basic earnings (loss) per common share
Continuing operations	$2.88	$(0.25)	$(4.33)
Discontinued operations	0.61	0.20	0.17
	$3.49	$(0.05)	$(4.16)
Diluted earnings (loss) per common share
Continuing operations	$2.85	$(0.25)	$(4.33)
Discontinued operations	0.61	0.20	0.17
	$3.46	$(0.05)	$(4.16)
Dividends per common share	$0.05	$0.16	$0.50

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (Dollars in millions, except per share amounts)	2010	2009	2008
Cash flows provided by (used in) operating activities
Net earnings (loss)	$175.1	$(0.9)	$(197.0)
Earnings from discontinued operations	(30.3)	(9.7)	(8.3)
Earnings (loss) from continuing operations	144.8	(10.6)	(205.3)
Noncash items included in earnings (loss) from continuing operations:
Depreciation	85.6	114.6	93.6
Amortization	44.6	44.7	45.6
Share-based compensation	10.2	7.7	10.2
Deferred income taxes	18.5	(41.6)	(17.9)
Gain on sale of assets	(2.3)	(0.2)	0.0
Non-cash gain on transfer of land	0.0	(8.9)	(3.9)
Non-cash pension settlement charge	0.0	12.2	0.0
Asset impairment charges	0.0	4.3	385.0
Loss (gain) on early extinguishment of debt	0.8	9.1	(1.9)
Unrealized (gain) loss on derivative instruments	(0.8)	(5.7)	8.4
Other	0.3	1.1	0.7
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(39.0)	100.3	79.5
Other receivables	(6.2)	19.6	3.0
Inventories	(21.5)	219.4	(65.9)
Other assets	2.5	5.5	(10.4)
Accounts payable	41.1	17.6	(49.9)
Accrued expenses	29.6	26.6	(16.8)
Income taxes payable	4.0	13.2	(1.4)
Other liabilities	(72.5)	(9.8)	(41.8)
Net cash provided by operating activities of continuing operations	239.7	519.1	210.8
Net cash provided by operating activities of discontinued operations	39.1	46.2	20.1
Net cash provided by operating activities	278.8	565.3	230.9
Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(115.6)	(175.5)	(180.0)
Net proceeds received on sale of assets	5.4	7.0	2.4
Net cash used in investing activities of continuing operations	(110.2)	(168.5)	(177.6)
Net cash used in investing activities of discontinued operations	(15.3)	(18.4)	(15.8)
Net cash used in investing activities	(125.5)	(186.9)	(193.4)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	0.0	390.2	282.0
Payments on long-term debt	(34.3)	(532.8)	(278.7)
Change in short-term borrowings	(4.9)	(29.9)	(3.0)
Cash dividends	(3.8)	(9.2)	(24.6)
Proceeds from the exercise of stock options	20.5	7.4	11.2
Purchase of treasury stock	0.0	0.0	(46.4)
Excess tax benefits from share-based payment arrangements	2.9	0.0	5.3
Net cash settlement of cross currency swaps	(14.0)	0.0	0.0
Net cash used in financing activities	(33.6)	(174.3)	(54.2)
Effect of currency rate changes on cash and cash equivalents	1.9	2.3	(4.8)
Increase (decrease) in cash and cash equivalents	121.6	206.4	(21.5)
Cash and cash equivalents, beginning of period	261.7	55.3	76.8
Cash and cash equivalents, end of period	$383.3	$261.7	$55.3

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Cytec Industries Inc. Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interests	Total
Balance at December 31, 2007	$0.5	$438.0	$1,356.6	$(49.8)	$23.8	$183.5	$(38.6)	$2.7	$1,916.7
Net loss	–	–	(198.8)	–	–	–	–	1.8	(197.0)
Benefit plan measurement date adjustment(1)	–	–	(0.3)	–	–	–	–	–	(0.3)
Other comprehensive income:
Pension liability adjustment, net of taxes of $76.5	–	–	–	(127.8)	–	–	–	–	(127.8)
Unrealized net loss on derivative instruments, net of taxes of $1.9	–	–	–	–	(2.6)	–	–	–	(2.6)
Translation adjustments	–	–	–	–	–	(66.3)	–	0.4	(65.9)
Comprehensive income								$2.2	$(393.6)
Dividends – noncontrolling interests	–	–	–	–	–	–	–	(0.8)	(0.8)
Dividends:									–
Common stock outstanding	–	–	(23.8)	–	–	–	–	–	(23.8)
Deferred and unvested common stock	–	0.2	(0.2)	–	–	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	–	(46.4)	–	(46.4)
Share-based compensation	–	6.8	–	–	–	–	3.4	–	10.2
Exercise of stock options	–	(13.2)	–	–	–	–	24.4	–	11.2
Excess tax benefit on stock options	–	5.3	–	–	–	–	–	–	5.3
Balance at December 31, 2008	$0.5	$437.1	$1,133.5	$(177.6)	$21.2	$117.2	$(57.2)	$4.1	$1,478.8
Net earnings	–	–	(2.5)	–	–	–	–	1.6	(0.9)
Other comprehensive income:
Pension liability adjustment, net of taxes of $8.3	–	–	–	14.4	–	–	–	–	14.4
Unrealized net loss on derivative instruments, net of taxes of $9.7	–	–	–	–	(15.2)	–	–	–	(15.2)
Translation adjustments	–	–	–	–	–	56.0	–	–	56.0
Comprehensive income								$1.6	$54.3
Dividends – noncontrolling interests	–	–	–	–	–	–	–	(1.5)	(1.5)
Dividends:									–
Common stock outstanding	–	–	(7.7)	–	–	–	–	–	(7.7)
Deferred and unvested common stock	–	0.1	(0.1)	–	–	–	–	–	–
Share-based compensation	–	(1.0)	–	–	–	–	8.7	–	7.7
Shares contribution to pension plans	–	22.5	–	–	–	–	–	–	22.5
Exercise of stock options	–	(9.3)	–	–	–	–	16.7	–	7.4
Excess tax benefit on stock options	–	1.6	–	–	–	–	–	–	1.6
Balance at December 31, 2009	$0.5	$451.0	$1,123.2	$(163.2)	$6.0	$173.2	$(31.8)	$4.2	$1,563.1

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Cytec Industries Inc. Stockholders’ Equity
Years ended December 31, 2010, 2009 and 2008 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interest	Total
Balance at December 31, 2009	$0.5	$451.0	$1,123.2	$(163.2)	$6.0	$173.2	$(31.8)	$4.2	$1,563.1
Net earnings	–	–	172.3	–	–	–	–	2.8	175.1
Other comprehensive income:
Pension liability adjustment, net of taxes of $24.7	–	–	–	(21.8)	–	–	–	–	(21.8)
Unrealized net gain on derivative instruments, net of taxes of $1.0	–	–	–	–	1.6	–	–	–	1.6
Translation adjustments	–	–	–	–	–	(10.2)	–	0.6	(9.6)
Comprehensive income								$3.4	$145.3
Dividends – noncontrolling interests	–	–	–	–	–	–	–	(1.3)	(1.3)
Dividends:									–
Common stock outstanding	–	–	(2.5)	–	–	–	–	–	(2.5)
Deferred and unvested common stock	–	–	–	–	–	–	–	–	–
Share-based compensation	–	7.7	–	–	–	–	2.5	–	10.2
Exercise of stock options	–	(8.8)	–	–	–	–	29.3	–	20.5
Excess tax benefit on stock options	–	1.6	–	–	–	–	–	–	1.6
Balance at December 31, 2010	$0.5	$451.5	$1,293.0	$(185.0)	$7.6	$163.0	$–	$6.3	$1,736.9

(1)	In September 2006, the FASB issued a new accounting pronouncement which requires an employer to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, as opposed to at an earlier measurement date as allowed previously. Prior to 2008, we used a measurement date of November 30 when valuing our pension obligations for the majority of our non-U.S. defined benefit pension plans. The provisions of this pronouncement requiring that the measurement date be the same as the date of the statement of financial position became effective for the year ended December 31, 2008 and as a result, we changed our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November 30. We adopted the measurement date requirement in 2008 using the 13-month approach. In accordance with this approach, we recorded an additional one month of net periodic benefit cost covering the period between the previous measurement date of November 30, 2007 and December 31, 2008 as an adjustment to retained earnings.

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace composites, structural adhesives, automotive and industrial coatings, electronics, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 34% of our 2010 revenues in North America, 39% in Europe, Middle East, and Africa, 20% in Asia-Pacific and 7% in Latin America. We have manufacturing and research facilities located in 16 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.

C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars (“USD”) using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of accumulated other comprehensive income. Gains and losses on foreign currency transactions, which represent the translation of transactions denominated in currencies other than the functional currency of the impacted legal entity, are recorded as incurred in other (expense) income, net.

D. Depreciation: Depreciation is provided on either the straight-line or the straight-line composite method. Certain assets in the United States and all assets outside the United States and Canada are depreciated on a straight-line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations. Depreciation for the remainder of our assets in the United States and Canada is recorded primarily on a straight-line composite method over the estimated useful lives of various classes of assets, with rates periodically reviewed and adjusted if necessary. When such depreciable assets are sold or otherwise retired from service, unless a major change in the composition of an asset class has occurred, their costs plus demolition costs less amounts realized on sale or salvage are charged or credited to the accumulated depreciation account. Expenditures for maintenance and repairs are charged to current operating expenses. Acquisitions, additions and betterments, either to provide necessary capacity, improve the efficiency of production units, modernize or replace older facilities or to install equipment for protection of the environment, are capitalized. We capitalize interest costs incurred during the period of construction of plants and equipment.

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

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we recognize the change in the fair value of the currency forward contract in other (expense) income, net.

We used cross currency swaps to hedge certain future cash flows from Euro receipts on certain Euro denominated intercompany loans receivable we had with certain subsidiaries against changes in the U.S. dollar to Euro exchange rates. The swaps fixed the U.S. dollar equivalent cash flows of these Euro denominated intercompany loans and eliminated foreign exchange variability since the notional amounts of the swaps equaled that of the loans, and all cash flow dates and interest rates coincided between the swaps and the loans, resulting in no ineffectiveness. These swaps had been designated as cash flow hedges. In November 2008, the €207.9 five year cross currency swaps were de-designated as cash flow hedges, due to our decision to execute new off-setting cross currency swaps (“two year cross currency swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year cross currency swaps that were due on October 1, 2010. The two year swaps were not designated as cash flow hedges, therefore all changes in fair value were reported in interest expense, net, and other (expense)/income, net. Two and five year swaps were settled on October 1, 2010 upon their maturity.

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to maintain the total notional amount of the ten year swaps at €207.9. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

All cross currency swaps are recorded at fair value as either assets or liabilities and we accrue the periodic net swap interest payments due each period in the consolidated income statement. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurring during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to a translation adjustment will remain in other comprehensive income/(loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We monitor the counterparty credit risk and, while designated as cash flow hedges, the continued probability of the hedged cash flows as to amount and timing.

Commodity Price Risk: We use natural gas forwards to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other (expense) income, net. Any ineffectiveness is recognized in other (expense) income, net in the current period. If the hedging relationship is terminated, we continue to defer the related gain or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur, we recognize the related gain or loss in other (expense) income, net in that period. We did not terminate any hedges during 2010, 2009 and 2008. All hedged transactions that were forecasted to occur in 2010, 2009 and 2008 occurred as forecasted. Ineffectiveness during these years was insignificant. The fair values of all of these instruments are based on a readily available published index for commodity prices.

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

L. Postretirement Benefits: Costs of postretirement benefits are recognized as employees render the services necessary to earn the related benefits. We recognize an asset or liability for the overfunded or underfunded status of postretirement plans that we sponsor. Additionally, we record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts are reclassified into earnings as components of net periodic benefit cost/income pursuant to the recognition and amortization provisions of the current applicable accounting literature. Finally, we measure plan assets and benefit obligations as of the date of the employer’s statement of financial position, as opposed to at an earlier measurement date as allowed previously. Prior to 2008, we used a measurement date of November 30 when valuing our pension obligations for the majority of our non-U.S. defined benefit pension plans. The provisions of the accounting pronouncement that required that the measurement date be the same as the date of the statement of financial position became effective for the year ended December 31, 2008. As a result, we changed our measurement date for certain non-U.S. defined benefit pension plans to December 31 from November 30. The pronouncement allowed employers to choose one of two transition methods to adopt the measurement date requirement. We adopted the measurement date requirement in 2008 using the 13-month approach. In accordance with this approach, we recorded an additional one month of net periodic benefit cost of $0.3 net of tax in December 2008 covering the period between the previous measurement date of November 30, 2007 and December 31, 2008 as an adjustment to retained earnings. This pronouncement does not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost. The adoption of this provision of the accounting pronouncement in 2008 had no effect on our consolidated statements of income and cash flows.

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

2. DISCONTINUED OPERATIONS

In the fourth quarter of 2010, we committed to a plan to sell the assets and liabilities of our Building Block Chemicals business. The results of operations of the former Building Block Chemicals segment are now reported as discontinued operations. The total assets and liabilities that are held for sale are approximately $164.4 and $71.5, respectively, as of December 31, 2010, and are included as held-for sale in our consolidated balance sheets as of December 31, 2010 and 2009. All previously reported financial information has been revised to conform to the current presentation.

In January 2011, we entered into an agreement to sell the assets and liabilities of the Building Block Chemicals business, which is discussed in more detail in Note 19.

The following table displays summarized activity in our condensed consolidated statements of operations for discontinued operations during the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Net sales	$599.7	$360.2	$511.7
Operating earnings	44.2	15.5	11.4
Earnings before income taxes	44.3	15.7	12.1
Income tax expense	14.0	6.0	3.8
Earnings from discontinued operations, net of tax	30.3	9.7	8.3

The assets and liabilities of the Building Block Chemicals business are reported as assets and liabilities held for sale in the applicable periods presented. The following table displays a summary of the assets and liabilities held for sale as of December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Assets
Trade accounts receivable, net	$47.5	$35.8
Other accounts receivable	20.8	13.5
Inventories, net	24.6	24.3
Other current assets	0.2	0.3
Plants, equipment and facilities, net	60.7	62.5
Other assets	10.6	17.9
	$164.4	$154.3
Liabilities
Accounts payable	$56.1	$49.4
Accrued liabilities	7.8	7.1
Other liabilities	7.6	7.3
	$71.5	$63.8

3. DIVESTITURES

In the fourth quarter of 2010, we entered into an agreement to sell our site in San Fernando, Spain to the local municipality for €13.5 (approximately $18.0 using exchange rates as of December 31, 2010). We will cease operations at the facilities in the first half of 2011, and will clean and prepare the site and land, which we expect to transfer to the municipality in mid-2012. Proceeds from the sale of the land will be received in 2011 and 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, estimated to be in 2012.

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

Aggregate restructuring charges included in the statements of income were recorded by line item as follows:

	2010	2009	2008
Manufacturing cost of sales	$9.4	$68.9	$5.6
Selling and technical services	0.4	4.4	6.6
Research and process development	(0.2)	3.2	1.6
Administrative and general	(0.8)	9.4	1.1
Asset impairment charge	0.0	4.3	0.0
Total	$8.8	$90.2	$14.9

Details of our 2010 restructuring initiatives are as follows:

In the fourth quarter of 2010, we initiated restructuring actions in our Coating Resins segment at our San Fernando, Spain facility after reaching agreement for the transfer of the site to the local municipality in exchange for monetary consideration, discussed in Note 3. These actions resulted in a restructuring charge of $6.6 related to the severance of 38 positions, offset by credits of $3.6 primarily related to the reversal of asset retirement obligations.

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites. These plans resulted in a restructuring charge of $4.0 in 2010, of which $1.5 relates to the severance of nine positions, and $2.5 relates to the write-down of certain manufacturing assets. These charges were included in our Coating Resins segment.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5 in 2010, of which $0.4 relates to the severance of 10 positions, $1.7 relates to asset write-offs, and $3.4 relates to decommissioning activities, all of which fell under our In-Process Separation segment.

The remaining reserve of $8.7 at December 31, 2010 for our 2010 restructuring initiatives is expected to be paid through 2012.

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

In 2009, we launched restructuring initiatives at several of our Specialty Chemical manufacturing locations, which resulted in restructuring charges totaling $70.4 of which $40.4 is associated with severance and other employee benefits and $30.0 is associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives are as follows:

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

The above manufacturing restructuring initiatives include the elimination 365 positions. During 2010 we recorded a net favorable adjustment of $0.9.

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $4.4 of restructuring expenses for severance and employee benefits related to the elimination of 239 positions; during 2010 we recorded a net favorable adjustment of $0.5.

We launched several initiatives throughout 2009 in our Specialty Chemical segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $17.1 of charges related to severance and employee benefits associated with the elimination of 388 positions; during 2010 we recorded a net favorable adjustment of $2.4.

All of the aforementioned initiatives are substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed in waves throughout 2010 and 2011.

The remaining reserve at December 31, 2010 of $10.7 relating to 2009 restructuring initiatives is expected to be paid through 2013.

Details of our 2008 restructuring initiatives are as follows:

In 2008, as a cost reduction initiative and to align our cost structure to the declining demand environment at that time, we decided to restructure certain activities of our Coating Resins segment. These initiatives resulted in restructuring charges of $11.1 for the twelve months ended December 31, 2008, which primarily relates to severance for the 93 eliminated positions. These initiatives were completed in 2008. In 2009, the remaining balance of $0.9 was reversed. All costs have been paid in full as of December 31, 2010.

Details of our 2007 restructuring initiatives are as follows:

In 2007, we initiated restructuring actions across our Specialty Chemicals segments to exit several mature product lines manufactured at our Willow Island, West Virginia and Wallingford, Connecticut facilities. As a result, we recorded total restructuring charges of $7.0 in 2007 and 2008. These initiatives were completed in 2008. In 2009, the remaining balance of $0.6 was reversed. All costs have been paid in full as of December 31, 2010.

	2007 Restructuring Initiatives		2008 Restructuring Initiatives	2009 Restructuring Initiatives		2010 Restructuring Initiatives		Total
Balance December 31, 2007	$3.4		$0.0	$0.0		$0.0		$3.4
2008 charges	3.0		11.1	0.0		0.0		14.1
Non-cash items	(0.3	)(1)	0.0	0.0		0.0		(0.3)
Cash payments	(4.1)		(6.9)	–		–		(11.0)
Currency translation adjustments	–		0.1	–		–		0.1
Balance December 31, 2008	$2.0		$4.3	$0.0		$0.0		$6.3
2009 charges (credits)	(0.6)		(0.9)	91.9		0.0		90.4
Non-cash items	0.0		0.0	(30.6	)(2)	0.0		(30.6)
Cash payments	(1.4)		(3.3)	(31.0)		0.0		(35.7)
Currency translation adjustments	0.0		(0.1)	1.3		0.0		1.2
Other adjustments	0.0		0.0	(0.8	)(3)	0.0		(0.8)
Balance December 31, 2009	$0.0		$0.0	$30.8		$0.0		$30.8
2010 charges (credits)	0.0		0.0	(3.6)		12.4		8.8
Non-cash items	0.0		0.0	0.0		(0.5	)(4)	(0.5)
Cash payments	0.0		0.0	(15.2)		(3.3)		(18.5)
Currency translation adjustments	0.0		0.0	(1.3)		0.1		(1.2)
Balance December 31, 2010	$0.0		$0.0	$10.7		$8.7		$19.4

(1)	Represents a write-off of excess raw materials at the Willow Island facility.
(2)	Represents accelerated depreciation of plant assets and impairment of the land at our facility in La Llagosta, Spain.
(3)	Represents a reclassification of an environmental related restructuring accrual to environmental liabilities.
(4)	Represents write-offs of $4.1 related to inventories and construction in progress at our Mt. Pleasant, Tennessee facility and write-off of plant assets at a certain European facility; offset by reversals of asset retirement obligations related to certain European facilities.

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right, (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the years ended December 31, 2010, 2009 and 2008 are noted in the following table:

	2010	2009	2008
Expected life (years)	6.1	6.7	6.6
Expected volatility	43.3%	48.2%	31.0%
Expected dividend yield	0.19%	2.23%	0.76%
Risk-free interest rate	3.75%	2.7%	3.7%
Weighted-average fair value per option	$16.73	$8.63	$17.65

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At December 31, 2010, there were approximately 1,700,000 shares reserved for issuance under the 1993 Plan and 3,900,000 shares underlying all outstanding share-based compensation grants. We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS with an exercise price at 100% of the market price on the date of the grant. Options and stock-settled SARS are generally exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contract lives of generally 10 years from the date of grant.

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2010 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,822,502	$39.67
Granted	457,990	37.71
Exercised	(725,134)	32.59
Forfeited	(137,671)	43.51
Outstanding at December 31, 2010	3,417,687	$40.76	5.7	$44.5
Exercisable at December 31, 2010	2,436,605	$43.48	4.7	$25.7

During the year ended December 31, 2010, we granted 457,990 stock options. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2010, 2009, and 2008 was $16.73, $8.63, and $17.65 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $7.2, $6.6, and

$9.1 during the years ended December 31, 2010, 2009, and 2008, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the years ended December 31, 2010, 2009, and 2008 was $12.3, $3.0, and $10.8, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the years ended December 31, 2010, 2009, and 2008 was approximately $7.6, $9.7, and $9.5, respectively.

As of December 31, 2010, there was approximately $5.6 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $4.4, $2.0 and $3.9, for the years ended December 31, 2010, 2009 and 2008, respectively. Cash received from stock options exercised was $20.5, $7.4, and $11.2 for the years ended December 31, 2010, 2009, and 2008, respectively.

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Intrinsic value and cash used to settle cash-settled SARS was $0.1, $0.0 and $0.1 for the years ended December 31, 2010, 2009, and 2008, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax expense/(income) recognized for cash-settled SARS was $1.1, $1.1, and $(3.7) for the years ended December 31, 2010, 2009 and 2008, respectively. The liability related to our cash-settled SARS was $2.6 and $1.7 at December 31, 2010 and 2009, respectively.

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2010 and 2009. During 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which relate to the 2010 performance period. Of these awards, 8,092 vested for which we recorded an expense of $0.4 in 2010. The shares were distributed in January 2011.

A summary of non-vested stock and non-vested stock units for the year ended December 31, 2010 is presented below:

Nonvested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2010	57,824	$31.27
Granted	74,915	39.71
Vested	(4,860)	56.61
Forfeited	(3,139)	37.59
Nonvested at December 31, 2010	124,740	$35.19

During 2010, we granted 60,525 shares of non-vested stock units to employees and 14,390 shares of non-vested stock to ten directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock and nonvested stock units on the date of grant was $39.71 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock, non-vested stock units and performance stock was $2.1, $0.7, and $0.6 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $1.9 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Compensation cost related to all share based compensation arrangements capitalized in inventory as of December 31, 2010 and 2009 was approximately $0.2 and $0.2, respectively.

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

As of December 31, 2010 and December 31, 2009, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $70.3 and $69.9, respectively.

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

The following table sets forth the computation of basic and diluted earnings/(loss) per common share for the year ended December 31 (in thousands, except net earnings/(loss) in millions and per share amounts):

Year Ended December 31:	2010	2009	2008
Numerator:
Earnings (loss) from continuing operations	$142.0	$(12.2)	$(207.1)
Earnings from discontinued operations, net of tax	$30.3	$9.7	$8.3
Net earnings (loss) attributable to Cytec Industries, Inc.	$172.3	$(2.5)	$(198.8)
Denominator:
Weighted average shares outstanding	49,339	48,307	47,800
Effect of dilutive shares:
Options and stock-settled SARS	472	0	0
Non-vested shares and units	54	0	0
Diluted average shares outstanding	49,865	48,307	47,800
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$2.88	$(0.25)	$(4.33)
Earnings from discontinued operations	$0.61	$0.20	$0.17
Net earnings (loss) per common share attributable to Cytec Industries Inc.	$3.49	$(0.05)	$(4.16)
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$2.85	$(0.25)	$(4.33)
Earnings from discontinued operations	$0.61	$0.20	$0.17
Net earnings (loss) per common share attributable to Cytec Industries Inc.	$3.46	$(0.05)	$(4.16)

Since the results of operations for the years ended December 31, 2009 and 2008 were losses, all per share calculations for those periods are performed using the same denominator, as the loss available to common stockholders renders all potential common shares anti-dilutive.

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Year ended December 31,	2010	2009	2008
Options	285	751	2,166
Stock-Settled SARS	0	1,432	1,478
Non-vested shares and units	0	0	0
Total	285	2,183	3,644

7. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2010, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other (expense)/income, net.

At December 31, 2010, net contractual amounts of forward contracts outstanding translated into USD totals $196.2. Of this total, $132.4 was attributed to the exposure in forward selling/purchase of USD. The remaining $63.8 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net (unfavorable)/favorable fair values of currency contracts, based on forward exchange rates at December 31, 2010 and 2009 were $(0.4) and $0.5, respectively.

At December 31, 2010 and 2009, the currency and net notional amounts of forward contracts outstanding translated into USD equivalent amounts were as follows:

December 31, 2010	Buy
Sell	U.S. Dollar	Euro	Canadian Dollar	Australian Dollar	Chilean Peso	Thai Baht	Pound Sterling	Mexican Peso	Norwegian Krone
U.S. Dollar	0.0	$34.5	$28.1	$21.8	$9.4	$6.4	$4.4	$3.0	$0.4
Chinese Yuan	$17.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Brazilian Real	$2.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Korean Won	$2.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Taiwan Dollar	$1.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Pound Sterling	0.0	$0.8	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Japanese Yen	0.0	$14.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$48.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0

December 31, 2009	Buy
Sell	U.S. Dollar	Euro	Pound Sterling	Australian Dollar	Canadian Dollar	Chilean Peso	Others
U.S. Dollar	0.0	$44.0	$9.9	$21.8	$43.4	$6.9	$2.3
Pound Sterling	0.0	$5.7	0.0	0.0	0.0	0.0	0.0
Canadian Dollar	0.0	$5.0	0.0	0.0	0.0	0.0	0.0
Brazilian Real	$4.5	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$5.1	0.0	0.0	0.0	0.0	0.0
Taiwan Dollar	$6.8	0.0	0.0	0.0	0.0	0.0	0.0
Korean Won	$5.9	0.0	0.0	0.0	0.0	0.0	0.0
Others	$2.0	$1.2	0.0	0.0	0.0	0.0	0.0

Cross Currency Swaps

We used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary). Since the loans and underlying investment are denominated in Euros, we have foreign exchange exposure to the Euro/USD exchange rate changes. We originally hedged these foreign exchange exposures by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) that settle on October 1, 2010 (“five year swaps”) and October 1, 2015 (“ten year swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchange of the five year swaps on October 1, 2010, we paid €207.9 and received $250.0. At the final exchange of the ten year swaps on October 1, 2015, we also will pay €207.9 and receive $250.0. The swaps have fixed interest rates on both legs. On the five year swaps, we paid 3.78% interest per annum on the Euro notional amount and we received 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

Certain five and ten year swaps fix the USD equivalent cash flows of the Euro loans and eliminate foreign exchange variability, since the notional amounts of the swaps equal that of the loans, and all cash flow dates and interest rates coincide between the swaps and the loans; therefore no ineffectiveness is expected or has occurred. Certain currency swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the five year swaps were de-designated as cash flow hedges and we executed new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps that were due on October 1, 2010.

The two year swaps covered an identical notional amount of €207.9 and also called for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we received 3.78% per annum on the Euro notional amount and paid 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which was also on October 1, 2010. The two year swaps were not designated as cash flow hedges, therefore all changes in fair value were reported in interest expense, net, and other (expense)/income, net. The two and five year swaps were settled on October 1, 2010 upon their maturity.

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

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to a translation adjustment will remain in other comprehensive income/(loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since its de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At December 31, 2010, the unfavorable fair value of the ten year swaps was $16.5. At December 31, 2009, the favorable/(unfavorable) fair values of the two, five, and ten year swaps were $34.8, $(44.7), and $(41.6), respectively.

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

Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction is recognized in other (expense)/income, net in the current period. During the years ended December 31, 2010 and 2009 there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other expense, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contracts remains in accumulated other comprehensive income and is recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other expense, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. At December 31, 2010, we held natural gas forwards to purchase 1,000,000 MMBtu of gas with an unfavorable fair value of $0.8 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through June 2011 as the hedged natural gas purchases affect earnings.

At December 31, 2010, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of December 31, 2010, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural Gas Forwards			Other current assets	$0.3	Accrued expenses	$0.8
Cross currency swaps(1)	Other current assets	$0.5	Other current assets	0.4	Other noncurrent liabilities	17.0	Other noncurrent liabilities	$42.0

Total derivatives designated as hedging instruments:		$0.5		$0.7		$17.8		$42.0
Derivatives not designated as hedging instruments:
Cross currency swaps(2)			Currency Swap receivable	$34.4
			Other current assets	1.0			Currency Swap payable	$45.3
Foreign currency forwards	Other current assets	2.6	Other current assets	2.4	Accrued expenses	3.0	Accrued expenses	1.9

Total derivatives not designated as hedging instruments:		$2.6		$37.8		$3.0		$47.2

Total derivatives		$3.1		$38.5		$20.8		$89.2

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the years ended December 31, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Year Ended December 31			Year Ended December 31			Year Ended December 31
	2010	2009		2010	2009		2010	2009
Natural Gas Forwards	$(3.2)	$(4.7)	Manufacturing cost of sales	$(4.4)	$(23.1)	Other expense, net	$0.0	$0.0
Cross currency swaps(1)	13.9	(22.7)	Other expense, net	15.4	(5.6)		0.0	0.0

Total	$10.7	$(27.4)		$11.0	$(28.7)		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Year Ended December 31			Year Ended December 31			Year Ended December 31
	2010	2009		2010	2009		2010	2009
Cross currency swaps(1)	$1.6	$0.0	Other expense, net	$0.0	$0.0	Other expense, net	$0.0	$0.0

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the years ended December 31, 2010 and 2009:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31
		2010	2009
Foreign currency forwards	Other (expense) income, net	$(1.2)	$18.8
Cross currency swaps(2)	Other (expense) income, net	(3.0)	(4.4)
Cross currency swaps(2)	Interest expense, net	3.0	4.0
Cross currency swaps(3)	Interest expense, net	3.6	4.8
Total		$2.4	$23.2

(1)	Ten year swaps
(2)	Two and five year swaps.
(3)	Represents OCI amortization of previously de-designated hedging relationships.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2010, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at December 31, 2010 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(0.4)
Cross currency swaps	(16.5)
Natural gas forwards	(0.8)
Total	$(17.7)

As of December 31, 2010, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the year ended December 31, 2010.

8. INVENTORIES

Inventories consisted of the following:

December 31,	2010	2009
Finished goods	$237.4	$217.4
Work in progress	29.0	33.6
Raw materials and supplies	83.6	76.6
Total inventories	$350.0	$327.6

9. PLANTS, EQUIPMENT AND FACILITIES

December 31,	2010	2009
Land and land improvements	$79.5	$80.1
Buildings	312.8	317.3
Machinery and equipment	1,267.3	1,259.5
Construction in progress	277.9	229.1
Plants, equipment and facilities, at cost	$1,937.5	$1,886.0

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.5% in 2010, 4.6% in 2009, and 4.5% in 2008. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $1,278.0 and $1,260.7 as of December 31, 2010 and 2009, respectively, with $408.3 and $405.5 included in Noncurrent assets held for sale at December 31, 2010 and 2009, respectively, and the remainder included in Plants, equipment and facilities at cost. Depreciation is calculated using the straight line depreciation method for assets at the remainder of our locations.

Following are the depreciable lives for our assets under the composite and straight-line methods:

Category	Composite Depreciation	Straight-line Depreciation
Buildings	31 years	20 - 33 years
Machinery and equipment	5 - 18 years	3 - 15 years

10. GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2008:
Goodwill	752.8	19.6	49.7	256.6	1,078.7
Accumulated impairment charges	(385.0)	0.0	0.0	0.0	(385.0)
	$367.8	$19.6	$49.7	$256.6	$693.7
Purchase adjustment(1)	(1.2)	0.0	0.0	0.0	(1.2)
Currency exchange:
Goodwill	10.6	0.0	3.5	0.2	14.3
Accumulated impairment charges	(4.9)	0.0	0.0	0.0	(4.9)
	4.5	0.0	3.5	0.2	8.2
Balance, December 31, 2009:
Goodwill	762.2	19.6	53.2	256.8	1,091.8
Accumulated impairment charges	(389.9)	0.0	0.0	0.0	(389.9)
	$372.3	$19.6	$53.2	$256.8	$701.9
Currency exchange:
Goodwill	(33.1)	0.0	1.5	(1.9)	(33.5)
Accumulated impairment charges	17.3	0.0	0.0	0.0	17.3
	(15.8)	0.0	1.5	(1.9)	(16.2)
Balance, December 31, 2010:
Goodwill	729.1	19.6	54.7	254.9	1,058.3
Accumulated impairment charges	(372.6)	0.0	0.0	0.0	(372.6)
	$356.5	$19.6	$54.7	$254.9	$685.7

(1)	Reflects adjustments to acquired deferred taxes.

In conjunction with our segment realignment, we completed a goodwill impairment test in the second quarter of 2009 and concluded that no impairment existed at that time. In the fourth quarters of 2009 and 2010, we completed our required annual impairment test and again concluded that there was no impairment.

When performing our annual goodwill impairment test in the fourth quarter of 2008, due to the adverse impact that the then current macroeconomic conditions had on forecasted volume growth in our former Surface Specialties reporting unit (which now substantially comprises our Coating Resins reporting unit) and the resulting reduced profitability of certain product lines, we concluded that the goodwill of our former Surface Specialties reporting unit was impaired. We calculated the fair value of our former Surface Specialties reporting unit using a discounted cash flow analysis which resulted in a fair value of $1,159. The discounted cash flow fair value of the reporting unit was less than its carrying value, indicating an impairment existed. The discounted cash flow approach considered a weighted average cost of capital (“WACC”) rate of 11.5% as the discount rate and estimated net cash flow projections for a ten-year period from 2009 to 2018. The WACC calculation considered a risk-free rate of return, cost of debt and expected equity premiums. The costs of equity and debt were weighted based on the observed capital structures of companies with characteristics similar to our former Surface Specialties reporting unit. A terminal value that assumed 2018 net cash flows would continue to grow at a rate of 2.75% in perpetuity was assumed. We believe the terminal value long-term growth rate of 2.75% is reasonable for this business. These evaluations involve amounts that are based on management’s best estimates and judgments.

The discounted cash flows were based on a ten year projection, covering 2009 through 2018. The 2009 to 2012 projections took into account macroeconomic conditions and reflected management’s best estimate of the amount of time required before the business would recover from the recessionary environment.

Since the fair value of our former Surface Specialties reporting unit was less than the carrying value of the business, we allocated the fair value of our former Surface Specialties reporting unit to all of the identifiable tangible and intangible assets and liabilities of the reporting unit. The results of the allocation of total fair value to all assets and liabilities resulted in an implied fair value of goodwill of $322.0. The difference of $385.0 between the carrying value of goodwill of $707.0 and the implied fair value of goodwill of $322.0 represented the impairment charge recorded in the fourth quarter of 2008.

The goodwill impairment charge is included in 2008 operating expenses in the accompanying consolidated statements of income and is included in the 2008 results of our Coating Resins segment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
December 31,	2010	2010	2009	2010	2009	2010	2009
Technology-based	15.1	$55.6	$55.9	$(35.9)	$(32.3)	$19.7	$23.6
Marketing-related	< 2.0	1.9	2.1	(1.9)	(2.1)	0.0	0.0
Marketing-related	15.4	63.7	65.0	(29.3)	(25.6)	34.4	39.4
Marketing-related	40	44.4	47.5	(5.0)	(4.2)	39.4	43.3
Customer-related	15	427.3	443.8	(173.8)	(150.6)	253.5	293.2
Total		$592.9	$614.3	$(245.9)	$(214.8)	$347.0	$399.5

Amortization of acquisition intangibles for the years ended December 31, 2010, 2009, and 2008 was $37.1, $38.2, and $39.6, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and the 2010 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2011	2012	2013	2014	2015
Intangibles Amortization Expense	$37.0	$37.0	$36.4	$35.9	$35.8

11. DEBT

Long-term debt, including the current portion, consisted of the following:

	2010		2009
		Carrying		Carrying
	Face	Value	Face	Value
Five-Year Revolving Credit Line Due June 2012	$0.0	$0.0	$0.0	$0.0
5.5% Notes Due October 1, 2010	0.0	0.0	15.4	15.4
4.6% Notes Due July 1, 2013	140.7	141.1	157.2	157.8
6.0% Notes Due October 1, 2015	250.0	249.7	250.0	249.6
8.95% Notes Due July 1, 2017	250.0	249.4	250.0	249.4
Other	1.3	1.3	2.9	2.9
	$642.0	$641.5	$675.5	$675.1
Less: Current maturities	0.0	0.0	(16.7)	(16.7)
Long-term Debt	$642.0	$641.5	$658.8	$658.4

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During 2010, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $16.5 for a total purchase price of $17.3 including accrued interest, resulting in a loss of $0.8. During 2009, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $16.5 for a total purchase price of $16.9 plus accrued interest of $0.3, resulting in a loss of $0.5. In 2008, we repurchased a portion of our 4.6% notes due July 1, 2013 with a carrying value of $11.2 (including accrued interest) for a purchase price of $9.3 and recorded a gain on extinguishment of debt for $1.9.

On July 6, 2009, we sold $250.0 aggregate principal amount of 8.95% senior unsecured notes due July 1, 2017, which resulted in $247.7 in net proceeds after original issue discount and underwriting fees. In addition, on June 30, 2009, we commenced offers to purchase our 5.5% notes due October 1, 2010 and our 4.6% notes due July 1, 2013. In July 2009, we applied the net proceeds from the issuance of the 8.95% notes and corporate cash to repurchase $234.6 principal amount of our 5.5% notes due October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7 and $15.4 principal amount of our 4.6 % notes due July 1, 2013 for a purchase price of $14.6 plus accrued interest of $0.1. The repurchase of the 5.5% and 4.6% notes resulted in a net loss of $8.6 including transaction costs. On October 1, 2010, we paid down the remaining $15.4 principal of the 5.5% notes, according to its terms.

The net (loss) gain from our 2010, 2009 and 2008 debt repurchases is included in net (loss)/gain on early extinguishment of debt in the accompanying statement of income.

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at December 31, 2010 and 2009. This facility contains covenants that are customary for such facilities including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. Based on the size of the facility and our current credit rating, the annual fees for this facility would be $2.0 as of December 31, 2010.

At December 31, 2010 and December 31, 2009, the fair value of our long-term debt, including the current portion, was $726.9 and $746.1, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted average interest rate on all of our debt was 6.9% for 2010 and 6.6% for 2009. The weighted-average interest rate on short-term borrowings outstanding, which consisted of the current portion of non-U.S. credit facilities, as of December 31, 2010 and 2009 was 1.2% and 1.1%, respectively.

At December 31, 2010 and 2009, we had approximately $56.2 and $89.0, respectively, of non-U.S. credit facilities which are renewable annually. There were outstanding borrowings of $6.1 and $11.7 under these facilities at December 31, 2010 and 2009, respectively.

Cash payments during the years ended December 31, 2010, 2009 and 2008, included interest of $35.2, $34.7 and $42.7, respectively. Included in interest expense, net, for the years ended December 31, 2010, 2009 and 2008, is interest income of $5.8, $7.4 and $3.5, respectively. Capitalized interest for the years ended 2010 and 2009 was $3.1 and $8.3, respectively.

Maturities of long-term debt for the next five years are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt	$0.0	$0.0	$141.1	$0.0	$249.7	$250.7	$641.5

12. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental and Related Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

Our most significant environmental liabilities relate to remediation and regulatory closure obligations at manufacturing sites now or formerly owned by us. We are also involved in legal proceedings directed at the cleanup of various other sites, including a number of federal or state Superfund sites. Because the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the potentially responsible parties (“PRPs”) for such site, including us, despite the involvement of other PRPs. In some cases, we are one of several hundred identified PRPs, while in others we are the only one or one of only a few. Generally, where there are a number of financially solvent PRPs, liability has been apportioned, or we believe, based on our experience with such matters, that liability will be apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy. In addition, from time to time in the ordinary course of our business, we are informed of, and receive inquiries with respect to, additional sites that may be environmentally impaired and for which we may be responsible.

As of December 31, 2010 and 2009, the aggregate environmental related accruals were $104.6 and $105.4, respectively, of which $5.5 is included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending, for the years ended December 31, 2010, 2009, and 2008, was $5.9, $4.8 and $10.2, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. Overall, our adjustments resulted in a net increase of $8.5 in our environmental accruals for the year ended December 31, 2010, which primarily relate to operating sites in the U.S. Our environmental liabilities were also decreased by $1.3 for the reversal of a liability assumed by the purchaser of a certain European location.

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

A summary of the changes in the asset retirement obligation for the years ended December 31, 2010 and 2009 is presented below:

Asset retirement obligation as of December 31, 2008	$38.5
Liabilities incurred	0.0
Liabilities settled	(1.9)
Accretion expense	2.6
Revision in estimated cash flows	(0.9)
Currency exchange	0.4
Asset retirement obligation as of December 31, 2009	$38.7
Liabilities incurred	0.0
Liabilities settled	(0.1)
Accretion expense	2.5
Revision in estimated cash flows(1)	(4.2)
Currency exchange	(0.9)
Asset retirement obligation as of December 31, 2010	$36.0

Note: the table above excludes asset retirement obligations of $7.6, $7.3, and $7.0 as of December 31, 2010, 2009, and 2008, respectively, which relate to our former Building Block Chemicals segment and are now included in Noncurrent liabilities held for sale.

(1)	Includes $3.8 reversals related to sales of facilities.

Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act (“RCRA”) closures at certain manufacturing and research facilities. As of December 31, 2010, 35 of our sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing and research facilities, related equipment, and storage tanks. We are also obligated to return certain land to its original condition upon vacating.

There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.

At December 31, 2010, there were no assets legally restricted for purpose of settling asset retirement obligations. The asset retirement obligation liability has been recorded as other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2010 and 2009, the aggregate self-insured and insured contingent liability was $57.4 and $60.8, respectively, and the related insurance recovery receivable was $24.3 and $28.0, respectively. The asbestos liability included in the above amounts at December 31, 2010 and 2009 was $43.5 and $45.0, respectively, and the related insurance receivable was $23.8 and $26.5, respectively. A net deferred tax benefit has been recognized for those claims for which full insurance recovery is not expected.

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

The following table presents information about asbestos claims activity:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Number of claimants at beginning of period	8,000	8,100
Number of claimants associated with claims closed during period	(100)	(200)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	8,000	8,000

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

Five of the remaining lead suits are single plaintiff cases alleging personal injury claims filed against us and other defendants in Wisconsin. In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. A sixth lead suit with more than 100 plaintiffs alleging personal injury claims against us and other defendants was filed in January 2011, shortly before the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future. In July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case together with our non-existent or diminutive market share reinforces our belief that we have no liability in any of the Wisconsin cases, and accordingly, we have not recorded a loss contingency.

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

Accounting for Uncertainty in Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 13 of the Consolidated Financial Statements for additional information.

Commitments

Rental expense under property and equipment leases, excluding those associated with our former Building Block Chemicals segment, was $11.5 in 2010, $13.5 in 2009, and $13.9 in 2008. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010 are:

Year	Operating Leases
2011	$9.4
2012	7.4
2013	4.9
2014	4.4
2015	3.2
Thereafter	10.8
Total minimum lease payments	$40.1

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. The business of Cytec Industries and its consolidated subsidiaries as a whole is not substantially dependent on any single contract or any series of related contracts. Set forth below are more specific terms about our significant sales contracts.

We are obligated to manufacture a customer’s requirements for certain resins utilized in the automotive industry under long-term manufacturing agreements which may be terminated any year upon one year prior written notice but not before November 27, 2012. Pricing is based on a fixed toll agreement.

The Engineered Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Included are several contracts with terms of 5 years or more which obligate us to sell and subject to certain exceptions, obligate the respective customers to purchase their requirements of various specialty materials for products related to certain aircraft programs. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

We frequently enter into long-term agreements in order to lock-in price and availability of raw materials and services required to operate our businesses. At December 31, 2010, obligations under such agreements totaled $15.3, of which $9.7 are expected to be paid in 2011.

We had $34.0 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2010 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

We have the following obligations related to our Building Block Chemicals business as of December 31, 2010:

•

We have the option to sell, and an affiliate of an international trading company is obligated to buy, up to approximately 15% of our production capacity of acrylonitrile per year under a long-term distributorship agreement that is scheduled to expire on January 1, 2013. The price under this distributorship agreement is market-based less certain costs and commissions.

•

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

•

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

•

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

13. INCOME TAXES

The income tax provision (benefit) is based on earnings (losses) from continuing operations before income taxes:

	2010	2009	2008
U.S.	$59.9	$15.6	$(11.4)
Non-U.S.	135.4	(35.1)	(150.3)
Total	$195.3	$(19.5)	$(161.7)

The components of the income tax provision (benefit) are as follows:

	2010	2009	2008
Current:
U.S. Federal	$0.9	$(3.3)	$17.5
Non-U.S.	30.6	35.6	42.5
Other, principally state	0.5	0.4	1.5
Total	$32.0	$32.7	$61.5
Deferred:
U.S. Federal	$25.0	$7.4	$2.9
Non-U.S.	(9.4)	(51.7)	(19.0)
Other, principally state	2.9	2.7	(1.8)
Total	$18.5	$(41.6)	$(17.9)
Total income tax provision (benefit)	$50.5	$(8.9)	$43.6

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

	2010	2009	2008
Federal income tax rate	35.0%	-35.0%	-35.0%
Research and development credit	-0.9%	-9.3%	-1.1%
Income subject to other than the federal income tax rate	-5.0%	-2.7%	-7.3%
Change in tax rates	0.2%	5.8%	0.1%
State taxes, net of federal benefits	0.9%	-13.2%	0.0%
Valuation allowance	-8.2%	17.7%	1.7%
Tax law change	4.3%	0.0%	0.0%
Favorable resolution of prior year audits	-0.5%	-19.6%	-1.6%
Impairment attributable to non-deductible goodwill	0.0%	0.0%	66.7%
Other charges, net	0.1%	10.5%	3.5%
Effective tax rate	25.9%	-45.8%	27.0%

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

Income taxes paid in 2010, 2009 and 2008 were $59.1, $30.0 and $72.7, respectively, and include non-U.S. taxes of $41.5, $28.9 and $45.2 in 2010, 2009 and 2008, respectively. Net income taxes paid related to the pre-acquisition tax period of the Surface Specialties entities in 2010, 2009 and 2008 were $0.0, $2.1 and $0.0, respectively, in which $0.0, $2.1 and $0.8 in 2010, 2009, and 2008, respectively, has been reimbursed to us thus far from UCB SA (“UCB”) pursuant to the Stock and Asset Purchase Agreement.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities are as follows:

December 31,	2010	2009
Deferred tax assets:
Allowance for bad debts	$2.5	$3.4
Self insurance accruals	20.4	22.1
Operating accruals	5.8	3.2
Environmental accruals	26.4	31.2
Pension and postretirement benefit liabilities	131.0	144.2
Employee benefit accruals	35.0	26.7
Tax credit carry forwards	25.1	20.1
Net operating losses	70.5	78.2
Other	1.1	14.7
Gross deferred tax assets	$317.8	$343.8
Valuation allowance	(22.7)	(39.7)
Total net deferred tax assets	$295.1	$304.1

Deferred tax liabilities:
Inventory	$(3.0)	$(2.7)
Plants, equipment and facilities	(155.6)	(171.8)
Insurance receivables	(8.8)	(9.3)
Intangibles	(136.6)	(135.5)
Other	(0.8)	(0.8)
Gross deferred tax liabilities	$(304.8)	$(320.1)
Net deferred tax assets/(liabilities)	$(9.7)	$(16.0)

No provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $489.3 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S. foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

We have U.S. foreign tax credit carryforwards of $13.5 available as of December 31, 2010 to offset future U.S. tax liabilities. Such U.S. foreign tax credits will expire at various dates starting in 2019. We have $14.0 of state tax credits of which $9.9 will be carried forward indefinitely with the balance to expire at various dates starting in 2010. Additionally, we have $2.5 of foreign jurisdiction tax credits related to our operations in Belgium, which do not expire.

At December 31, 2010, we have U.S. federal income tax net operating loss carryforwards of $2.7 relating to our 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards began to expire at various dates starting in 2010 through 2018. We have state net operating losses totaling $297.3 which are available to offset future taxable income in the respective states. The total carryforwards expire at various dates starting in 2010 through 2029. In addition, we have foreign net operating losses totaling $182.4, primarily related to our operations in Europe, Canada, and Brazil. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total carryforwards, approximately $28.3 expires at various dates starting in 2014, while $154.1 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $22.7 and $39.7 as of December 31, 2010 and 2009. For 2010, the $17.0 valuation allowance activity primarily consisted of a decrease to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($16.7), and state tax credits and other state deferred tax assets ($0.3). As of December 31, 2010, $21.6 of the valuation allowance is attributable to U.S. state tax attributes and $1.1 primarily relates to foreign net operating losses. For 2009, the $4.3 valuation allowance activity primarily consisted of an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($0.6), and state tax credits and other state deferred tax assets ($3.7). As of December 31, 2009, $21.9 of the valuation allowance is attributable to U.S. state tax attributes and $17.8 primarily relates to foreign net operating losses.

During 2009, we settled German and Italian tax audits for certain international subsidiaries acquired as part of the Surface Specialties acquisition. The German audit covered the pre-acquisition periods 1999 – 2003 and the Italian audit pertained to the 2004 – 2007 tax years. Amounts paid to the tax authorities in settlement of these audits were reimbursed by UCB, in whole or in part, in accordance with the Surface Specialties Stock and Asset Purchase Agreement. We also recorded a net tax benefit of $3.8 based on the favorable resolution of the Italian audit.

During 2010, we settled a German tax audit for certain international subsidiaries acquired as part of the Surface Specialties acquisition. The German audit covered the pre-acquisition periods 2004 through 2007. Amounts received from the tax authorities in settlement of this audit related to the pre-acquisition period have been reimbursed to UCB, in whole or in part, in accordance with the Surface Specialties Stock and Asset Purchase Agreement. We also recorded a net tax benefit of $1.0 based on the favorable resolution of the audit.

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

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Relief Act), as signed into law on December 17, 2010 brought about significant tax changes including, but not limited to, the retroactive extension of tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2011 include the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations.

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

The amount of gross unrecognized tax benefits at December 31, 2009 was $37.9 (excluding interest) of which $19.8 would impact our effective tax rate, if recognized. As of December 31, 2010, the amount of gross unrecognized tax benefits is $38.3 (excluding interest) of which $21.7 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $6.9 as of January 1, 2010, decreasing by current year activity of $0.3, thus resulting in a liability for the payment of interest and penalties of $6.6 as of December 31, 2010.

Set forth below is the tabular roll-forward of our 2010 and 2009 unrecognized tax benefits from uncertain tax positions:

	2010	2009
Balance as of beginning of the year	$37.9	$39.2
Increase due to tax positions related to current periods	3.2	3.0
Increase due to tax positions related to prior periods	1.5	3.0
Decrease due to tax positions related to prior periods	(3.6)	(3.6)
Settlements	–	(4.6)
Foreign exchange	(0.7)	0.9
Balance as of the end of the year	$38.3	$37.9

We are not aware of any uncertain tax position which is reasonably possible to change within the next twelve months of December 31, 2010.

The IRS has completed and closed its audits of our tax returns through 2003. During the second quarter of 2007, the IRS commenced the audit of our tax returns for the years 2004 and 2005. All field work has been completed and we have agreed to all adjustments except for an adjustment related to the research and development credit. We have filed a protest letter for the issue to commence the appeals process, which is still ongoing as of December 31, 2010. The remaining agreed issues for the 2004 and 2005 tax years will result in an immaterial cash refund. During the first quarter of 2010, the IRS commenced the audit of our tax returns for the years 2006, 2007 and 2008, and is still ongoing as of December 31, 2010. We believe that adequate provisions for all outstanding issues have been made for all open years.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major jurisdictions include Arizona (2006 onward), California (2005 onward), Connecticut (2007 onward), Georgia (2007 onward), Louisiana (2007 onward), Maryland (2007 onward), Michigan (2006 onward), New Jersey (2000 onward), North Carolina (2007 onward), Ohio (2007 onward), South Carolina (2007 onward), Texas (2007 onward), and West Virginia (2007 onward). We have various state income tax returns in the process of examination.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include Austria (2009 onward), Belgium (2005 onward), Germany (2008 onward), Netherlands (2006 onward), Canada (2003 onward), UK (2005 onward), Italy (2006 onward), China (2003 onward), and Norway (2003 onward). We are currently under examination in several of these jurisdictions.

14. EMPLOYEE BENEFIT PLANS

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

We used a measurement date of December 31 in 2010, 2009 and 2008 for all of our pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2010	2009	2008	2010	2009	2008
Net periodic costs:
Service cost	$9.1	$9.6	$10.0	$1.2	$1.3	$1.2
Interest cost	48.8	50.6	50.3	11.5	11.8	12.2
Expected return on plan assets	(48.5)	(48.5)	(50.6)	(3.6)	(3.7)	(4.2)
Net amortization	17.6	15.1	12.5	(10.0)	(10.6)	(10.5)
Curtailment/Settlement	0.8	11.2	0.1	0.0	0.0	0.0
Net periodic expense (credit)	$27.8	$38.0	$22.3	$(0.9)	$(1.2)	$(1.3)
Weighted-average assumptions used to determine net periodic costs, during the year
Discount rate	5.7%	5.8%	5.7%	5.4%	6.0%	6.0%
Expected return on plan assets	7.1%	6.9%	7.1%	7.25%	7.0%	7.0%
Rate of compensation increase	2.5%-10%	2.5%-10%	3%-10%	–	–	–
Weighted-average assumptions used to determine benefit obligations, end of the year
Discount rate	5.3%	5.7%	5.9%	5.0%	5.4%	6.1%
Rate of compensation increase	2.5%-10%	2.5%-10%	3%-10%	–	–	–

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over various five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 50%-70% stocks and 30%-50% bonds, including cash equivalents (“fixed income securities”). Since the long-term average annualized return is approximately 8%-10% for stocks and 5%-7% for fixed income securities, the expected long-term weighted average return was estimated to be 7.50% and 7.50% for the U.S. pension plans in 2010 and 2009, respectively. This return is based on an assumed allocation of U.S. pension assets of 60% stocks and 40% in fixed income securities for 2010 and 60% stocks and 40% fixed income securities for 2009. Expected long-term investment returns for U.S. investments were 8.5% for stocks and 6.0% for fixed income securities in 2010 and 8.5% for stocks and 6.0% for fixed income securities in 2009. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 7.25% in 2010 and 7.0% in 2009, based on an assumed asset allocation of 55% stocks and 45% fixed income securities in 2010 and 60% stocks and 40% fixed income securities in 2009.

The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 5.6% in 2010. The 2010 return is based on assumed weighted average rates of return of 6.7% for stocks and 4.8% for fixed income securities and an assumed weighted average asset allocation of 44% stocks and 56% fixed income securities.

	Pension Plans			Postretirement Plans
	2010	2009	2008	2010	2009	2008
Change in benefit obligation:
Benefit obligation at January 1	$869.9	$859.2	$858.0	$212.7	$200.3	$205.3
Service cost	9.1	9.6	10.0	1.2	1.3	1.2
Interest cost	48.8	50.6	50.3	11.5	11.8	12.2
Amendments	0.0	6.5	0.0	0.0	0.0	0.0
Translation difference	(9.4)	13.6	(30.5)	0.2	0.7	(1.0)
Actuarial (gain)/losses	60.9	36.4	12.6	29.6	18.9	4.9
Employee contributions	0.6	0.7	0.7	4.2	4.2	3.9
Benefits paid	(42.7)	(43.6)	(42.3)	(25.6)	(24.5)	(26.2)
Curtailments/Settlements(1)	(3.7)	(63.1)	0.0	0.0	0.0	0.0
Elimination of early measurement date	0.0	0.0	0.4	0.0	0.0	0.0
Benefit obligation at December 31	$933.5	$869.9	$859.2	$233.8	$212.7	$200.3
Accumulated benefit obligation at December 31	$895.0	$827.0	$817.1	$0.0	$0.0	$0.0
Change in plan assets:
Fair value of plan assets at January 1	$635.6	$563.9	$725.3	$44.6	$46.5	$64.6
Actual return on plan assets	83.1	111.4	(123.1)	3.5	8.7	(10.2)
Company contributions(2)	83.3	53.0	34.4	13.1	11.9	16.5
Employee contributions	0.6	0.7	0.7	4.2	4.2	3.9
Translation difference	(5.0)	12.3	(31.1)	0.0	0.0	0.0
Curtailments/Settlements(1)	(3.7)	(62.1)	(0.1)	0.0	0.0	0.0
Benefits paid	(42.7)	(43.6)	(42.3)	(27.7)	(26.7)	(28.3)
Elimination of early measurement date	—	—	0.1	0.0	0.0	0.0
Fair value of plan assets at December 31	$751.2	$635.6	$563.9	$37.7	$44.6	$46.5

(1)	Represents various curtailments and settlements. In December 2009, we irrevocably transferred the liability and plan assets associated with the accrued benefits of all inactive participants of our defined benefit pension plan in the Netherlands to an insurance company, resulting in a settlement loss of $12.2 due to recognition of actuarial losses previously recorded in other comprehensive loss.
(2)	The 2009 contributions to our pension plans include a contribution of 1,184,273 shares of Cytec common stock to our U.S. plans on May 13, 2009, which had a fair value of $22.5.

The postretirement plan benefit obligation includes Medicare Part D subsidies received that reduce company contributions. The amounts received for 2010, 2009 and 2008 were $2.1, $2.2 and $2.1, respectively.

	Pension Plans			Postretirement Plans
	2010	2009	2008	2010	2009	2008
Funded status, end of year:
Fair value of plan assets	$751.2	$635.6	$563.9	$37.7	$44.6	$46.5
Benefit obligations	(933.5)	(869.9)	(859.2)	(233.8)	(212.7)	(200.3)
Funded status	$(182.3)	$(234.3)	$(295.3)	$(196.1)	$(168.1)	$(153.8)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent asset	$2.8	$3.1	$3.7	$0.0	$0.0	$0.0
Current liability	(4.8)	(4.5)	(4.4)	(12.2)	(12.2)	(12.1)
Noncurrent liability	(180.3)	(232.9)	(294.6)	(183.9)	(155.9)	(141.7)
Total amount recognized	$(182.3)	$(234.3)	$(295.3)	$(196.1)	$(168.1)	$(153.8)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain)/loss	$263.8	$255.7	$302.5	$58.2	$29.1	$15.1
Prior service (credit)/cost	1.3	1.8	2.1	(11.2)	(21.6)	(32.2)
Transition obligation	0.1	0.1	0.1	0.0	0.0	0.0
Total	$265.2	$257.6	$304.7	$47.0	$7.5	$(17.1)
Change in accumulated other comprehensive income (AOCI):
AOCI, beginning of year	$257.6	$304.7	$131.1	$7.5	$(17.1)	$(47.2)
Current year actuarial (gain)/loss	26.4	(20.1)	186.1	29.6	14.0	19.6
Current year prior service cost/(credit)	(0.4)	(0.7)	0.0	(0.1)	0.0	0.0
Curtailments/ Settlements	(0.8)	(11.2)	0.0	0.0	0.0	0.0
Amortization:
Amortization of actuarial gain/(loss)	(17.5)	(14.7)	(12.2)	(0.6)	0.0	(0.1)
Amortization of prior service (cost)/credit	(0.1)	(0.4)	(0.3)	10.6	10.6	10.6
AOCI, end of year	$265.2	$257.6	$304.7	$47.0	$7.5	$(17.1)
Estimated amortization to be recognized in accumulated other comprehensive income in 2011 consist of:
Net actuarial loss	$20.3			$2.9
Prior service cost/(credit)	0.0			(10.6)
Total	$20.3			$(7.7)

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

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 8.0% in 2010, decreasing to ultimate trend of 5.0% in 2017. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense.

A 1.0% change in assumed healthcare cost trend rates would have the following effect:

	2010		2009
	1% Increase	1% Decrease	1% Increase	1% Decrease
Approximate effect on the total of service and interest cost components of other postretirement benefit cost	$0.8	$(0.8)	$0.7	$(0.7)
Approximate effect on accumulated postretirement benefit obligation	$15.6	$(15.0)	$12.7	$(11.6)

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$(699.9)	$(637.9)	$(126.8)	$(180.1)	$(826.7)	$(818.0)
Accumulated benefit obligation	(689.5)	(627.4)	(118.1)	(169.5)	(807.6)	(796.9)
Fair value of plan assets	590.7	481.8	67.3	117.9	658.0	599.7

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2010 and 2009, and the target allocation for 2011, by asset category, are as follows:

	U.S. Pension Plans				Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Year End			Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2011	2010	2009	Asset Category	2011	2010	2009
Equity Securities	50%	53%	63%	Equity Securities	50%	62%	79%
Fixed Income	50%	47%	37%	Fixed Income	50%	38%	21%
Total	100%	100%	100%	Total	100%	100%	100%

	Non-U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2011	2010	2009
Equity Securities	37%	36%	44%
Fixed Income	46%	47%	38%
Cash and other	17%	17%	18%
Total	100%	100%	100%

The total fair value of U.S. pension and postretirement plan assets was $628.4 and $526.4 at December 31, 2010 and 2009, respectively. We have invested certain U.S. pension assets directly in our common stock as described previously and use a combination of active and passive stock and bond managers to invest all other assets of the pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

The company’s overall investment strategy is to achieve a mix of approximately 90% of investments for long-term growth and 10% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for U.S. pension plan and postretirement plan assets are 50% equity securities and 50% corporate bonds and U.S. Treasury securities. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries.

The target allocations for Non-U.S. plan assets are 30-50% equity securities, 50-70% corporate bonds and U.S. Treasury securities, and 0-15% to all other types of investments. Equity securities primarily include a broadly diversified portfolio of common stocks of publicly traded companies that are primarily non-U.S. Fixed income securities include corporate bonds, mortgage-backed securities and government bonds. Other types of investments include insurance assets and investment in hedge funds that follow several different strategies.

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

The fair values of the pension assets at December 31, 2010 and 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12.0	$12.0	$0.00	$0.00
Equity securities:
- Company stock	62.8	62.8	0.0	0.0
- US equity funds(1)	198.3	196.8	1.5	0.0
- International equity funds(2)	89.5	0.0	89.5	0.0
Fixed income funds(3)	309.8	265.5	44.3	0.0
Balanced fund(4)	23.1	23.1	0.0	0.0
Real estate fund	3.0	0.0	0.0	3.0
Insurance assets	14.2	0.0	0.0	14.2
Other investments(5)	38.5	0.0	38.5	0.0
Total	$751.2	$560.2	$173.8	$17.2

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$25.1	$25.1	$0.00	$0.00
Equity securities:
- Company stock	43.1	43.1	0.0	0.0
- US equity funds(1)	204.1	199.8	4.3	0.0
- International equity funds(2)	104.5	0.0	104.5	0.0
Fixed income funds(3)	183.6	156.5	27.1	0.0
Balanced fund(4)	21.8	21.8	0.0	0.0
Real estate fund	2.4	0.0	0.0	2.4
Insurance assets	13.2	0.0	0.0	13.2
Other investments(5)	37.8	0.0	37.8	0.0
Total	$635.6	$446.3	$173.7	$15.6

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap, and small-cap companies. There are no restrictions on these investments.
(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe. There are no restrictions on these investments.
(3)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities, approximately 61%, 35%, and 4%, respectively, at December 31, 2010 and approximately 53%, 41%, and 6%, respectively, at December 31, 2009. There are no restrictions on these investments.

(4)	Represents non-U.S. entity plan assets invested in a pooled publicly traded fund with underlying investments in a diversified portfolio of securities comprised of approximately 13% U.S. equities, 38% international equities and 49% corporate bonds. There are no restrictions on these investments.
(5)	Represents non-U.S. entity plan assets invested in a fund that invests in funds with underlying investments comprised of equity and debt securities, all of which have publicly available quoted market prices.

Fair Value Measurement of plan assets using significant unobservable inputs (Level 3):

	Insurance assets	Real estate fund	Total
Balance, beginning of year	$13.2	$2.4	$15.6
Actual return on assets:
Assets held at end of year	0.5	0.1	0.6
Assets sold during the year	0.0	0.0	0.0
Purchases, sales and settlements	0.5	0.5	1.0
Transfers in/(out)	0.0	0.0	0.0
Balance, end of year	$14.2	$3.0	$17.2

The fair values of the postretirement plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.0	$2.0	$0.0	$0.0
Equity funds(1)	23.2	23.2	0.0	0.0
Fixed income funds(2)	12.5	12.5	0.0	0.0
Total	$37.7	$37.7	$0.0	$0.0

(1)	Investments in publicly traded funds. 60% invested in an S&P 500 index fund and 40% invested in international index fund for Europe and Asia.

(2)	A publicly traded mutual fund that invests in a diversified portfolio of investment grade fixed income securities, with government, corporate and mortgage securities. The fund has a dollar weighted maturity between 3 and 10 years.

The fair values of the postretirement plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4.0	$4.0	$0.0	$0.0
Equity funds(1)	35.3	35.3	0.0	0.0
Fixed income funds(2)	5.3	5.3	0.0	0.0
Total	$44.6	$44.6	$0.0	$0.0

(1)	Investments in publicly traded funds: 55% invested in an S&P 500 index fund and 45% invested in international index fund for Europe and Asia.

(2)	A publicly traded mutual fund that invests in a diversified portfolio of investment grade fixed income securities, with government, corporate and mortgage securities. The fund has a dollar weighted maturity between 3 and 10 years.

The following table reflects expected 2011 cash flows for the pension and postretirement benefit plans:

Expected Employer Contributions	Pension Plans	Postretirement Plans
U.S. Plans	$51.7	$10.0
Non-U.S. Plans	$9.8	$0.1

The following table reflects total benefits expected to be paid from the U.S. plans and/or our assets:

		Postretirement Plans
Expected Benefit Payments	Pension Plans	Prior to Medicare Part D Subsidy	Anticipated Medicare Part D Subsidy
2011	$35.4	$20.6	$1.9
2012	36.9	20.8	1.9
2013	38.5	21.0	1.8
2014	40.0	21.2	1.8
2015	41.5	21.2	1.7
2016-2020	230.3	100.2	7.4

The following table reflects the total benefits expected to be paid from the non-U.S. plans and/or our assets:

Expected Benefit Payments	Pension Plans	Postretirement Plans
2011	$9.6	$0.2
2012	10.0	0.2
2013	9.6	0.2
2014	11.6	0.2
2015	11.7	0.2
2016-2020	68.6	1.6

We also sponsor various defined contribution retirement plans in a number of countries, consisting primarily of savings, profit growth and profit sharing plans. Contributions to the savings plans are based on matching a percentage of employees’ contributions. Contributions to the profit growth and profit sharing plans are generally based on our financial performance.

Amounts expensed related to these plans are as follows:

	2010	2009	2008
U.S.
Savings Plan	$21.3	$15.5	$24.4
Non-U.S.
Others	$4.6	$4.1	$4.3

In addition to defined benefit pension and defined contribution retirement plans, we sponsor immaterial post employment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a “change of control” as defined in the plans.

15. ACCRUED EXPENSES AND OTHER

Accrued Expenses include the following:

December 31,	2010	2009
Employee benefits	$60.5	$31.6
Pension and other postretirement employee benefits	17.0	16.6
Salaries and wages	27.3	28.2
Taxes other than income taxes	10.5	11.0
Environmental	5.5	5.5
Interest, excluding interest on uncertain tax positions	18.7	15.0
Restructuring costs	13.9	24.2
Customer rebates	15.6	11.6
All other	54.2	51.5
Total	$223.2	$195.2

Other

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other (expense)/income, net in the accompanying statements of income.

In the fourth quarter of 2010, we sold one of our closed European facilities for proceeds of approximately $3.7, which was received in 2010. These proceeds are included in other liabilities on the consolidated balance sheet. The potential gain on the sale will not be recorded until we are complete with our environmental remediation responsibilities under the terms of the agreement, which have been accrued as of December 31, 2010. Remediation is estimated to be completed in 2013.

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

16. COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 49,444,583 shares were outstanding at December 31, 2010. A summary of changes in common stock issued and treasury stock is presented below.

	Common Stock	Treasury Stock
Balance at December 31, 2007	48,132,640	596,911
Purchase of treasury stock	–	908,400
Issuance pursuant to stock option and stock-SARS plan	–	(396,784)
Awards of restricted stock	–	(12,680)
Issuance of deferred shares	–	(26,424)
Balance at December 31, 2008	48,132,640	1,069,423
Issuance - pension plan contribution	1,184,273	–
Issuance pursuant to stock option and stock-SARS plan	–	(312,609)
Awards of restricted stock	–	(38,380)
Issuance of deferred shares	–	(124,300)
Balance at December 31, 2009	49,316,913	594,134
Issuance pursuant to stock option and stock-SARS plan	121,969	(547,253)
Awards of restricted stock	–	(14,390)
Issuance of deferred shares	6,468	(31,724)
Balance at December 31, 2010	49,445,350	767

Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.

During 2010, four quarterly cash dividends of $0.0125 per share were declared and paid totaling $2.5. On April 16, 2009 our Board of Directors reduced our quarterly dividend by 90% in light of economic conditions. As a result, we paid one quarterly cash dividend of $0.125 per common share and three quarterly dividends of $0.0125 per common share in 2009 which aggregated to $7.7. During 2008, four quarterly cash dividends of $0.125 per share were declared and paid totaling $23.8.

On January 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.1250 per common share, payable on February 25, 2011 to stockholders of record as of February 10, 2011. This restores the dividend to the level it was in April 2009, prior to the dividend being reduced due to the economic uncertainty at the time.

Approximately $44.0 remained authorized under our stock buyback program as of December 31, 2010. We did not purchase any shares during 2010. On January 27, 2011 our Board of Directors approved a new stock buyback authorization in the amount of $150.0.

17. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

As discussed in Note 2, the former Building Block Chemicals segment is reported as discontinued operations for all periods presented. We now have four business segments: Coating Resins, Additive

Technologies, In Process Separation, and Engineered Materials. Coating Resins, Additive Technologies, and In Process Separation are managed under one executive leader, and are referred to collectively as Cytec Specialty Chemicals. Coating Resins includes the following product lines: radiation-cured resins (Radcure resins), powder coating resins, and liquid coating resins. Included in the liquid coating resins product line are waterborne resins, amino cross-linkers, solventborne resins, and urethane resins. Additive Technologies includes polymer additives, specialty additives, and polyurethanes. As of May 19, 2009, all polyurethanes assets had been divested. In Process Separation includes mining chemicals and phosphines. Engineered Materials principally includes advanced composites, carbon fiber, structural film and pressure sensitive adhesives, and formulated resins.

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

Following is selected information in relation to our continuing operations for the periods indicated as revised for all periods presented in accordance with our new business segment structure:

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total Segments
2010
Net sales to external customers	$1,422.6	$259.4	$292.2	$774.1	$2,748.3
Intersegment net sales	0.0	1.1	0.0	0.0	1.1
Total net sales	1,422.6	260.5	292.2	774.1	2,749.4
Earnings from operations	68.2	36.9	55.2	115.6	275.9
Percentage of sales	4.8%	14.2%	18.9%	14.9%	10.0%
Total assets	1,581.6	184.7	308.0	918.4	2,992.7
Capital expenditures	35.9	9.1	9.7	57.4	112.1
Depreciation and amortization	76.6	9.1	13.2	22.1	121.0

2009
Net sales to external customers	$1,206.9	$239.1	$265.8	$717.5	$2,429.3
Intersegment net sales	0.0	0.8	0.0	0.0	0.8
Total net sales	1,206.9	239.9	265.8	717.5	2,430.1
(Loss)/earnings from operations	(3.2)	11.0	34.6	96.3	138.7
Percentage of sales	-0.3%	4.6%	13.0%	13.4%	5.7%
Total assets	1,647.2	205.7	307.3	833.1	2,993.3
Capital expenditures	27.5	3.0	8.8	128.7	168.0
Depreciation and amortization	110.8	10.7	12.9	20.8	155.2

2008
Net sales to external customers	$1,652.0	$310.5	$298.4	$867.3	$3,128.2
Intersegment net sales	0.0	1.6	0.0	0.0	1.6
Total net sales	1,652.0	312.1	298.4	867.3	3,129.8
(Loss)/earnings from operations	(340.2)	17.9	51.5	163.2	(107.6)
Percentage of sales	-20.6%	5.7%	17.3%	18.8%	-3.4%
Total assets	1,844.7	245.3	327.4	815.7	3,233.1
Capital expenditures	64.3	8.4	8.8	94.0	175.5
Depreciation and amortization	92.8	10.1	15.5	19.6	138.0

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

	2010	2009	2008
Net sales:
Net sales from segments	$2,749.4	$2,430.1	$3,129.8
Elimination of intersegment revenue	(1.1)	(0.8)	(1.6)
Total consolidated net sales	$2,748.3	$2,429.3	$3,128.2
Earnings from operations:
Earnings/(loss) from segments(1)	$275.9	$138.7	$(107.6)
Corporate unallocated(2)	(42.0)	(123.2)	(24.8)
Total consolidated earnings/(loss) from operations	$233.9	$15.5	$(132.4)
Total assets:
Assets from segments	$2,992.7	$2,993.3	$3,233.1
Other assets(3)	681.2	566.1	406.9
Total consolidated assets	$3,673.9	$3,559.4	$3,640.0

(1)

2008 includes a pre-tax charge of $5.6 for incremental accelerated depreciation in relation to the decision to exit Radcure manufacturing at a leased facility in Pampa, Texas. 2008 also includes a pre-tax goodwill impairment charge of $385.0.

(2)

2010 includes a net pre-tax charge of $3.2 for various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe. Also includes a pre-tax charge of $5.5 related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility. 2009 includes a pre-tax charge of $90.2 for various manufacturing and organizational restructuring initiatives across the Specialty Chemical segments and Engineered Materials segment and within corporate operations as well as restructuring charges related to the shared services initiative. 2009 also includes a net loss of $1.4 related to the exit of the polyurethane product line in Europe and Asia. 2008 includes a net restructuring charge of $14.9 for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments.

(3)

At December 31, 2010, 2009 and 2008, this includes cash and cash equivalents at of $383.3, $261.7 and $55.3, respectively, and assets held for sale related to our former Building Block Chemicals segment of $164.4, $154.3, and $159.3, respectively.

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

	2010	2009	2008
Net Sales
United States	$877.8	$794.1	$969.5
Other Americas	242.1	212.8	287.9
Asia / Pacific	545.9	449.6	495.9
Europe, Middle East and Africa	1,082.5	972.8	1,374.9
Total	$2,748.3	$2,429.3	$3,128.2
U.S. exports included in net sales above
Other Americas	$86.4	$75.6	$109.1
Asia / Pacific	78.0	58.4	73.2
Europe, Middle East and Africa	75.1	71.1	88.8
Total	$239.5	$205.1	$271.1
Identifiable assets
United States	$1,158.8	$1,155.6	$1,342.6
Other Americas	156.6	159.2	167.6
Asia / Pacific	266.5	241.5	286.8
Europe, Middle East and Africa	993.8	1,078.3	1,225.7
Total Identifiable Assets	2,575.7	2,634.6	3,022.7
Equity in net assets of and advances to associated companies	19.7	21.5	22.1
Unallocated assets(1)	1,078.5	903.3	595.2
Total assets	$3,673.9	$3,559.4	$3,640.0

(1)

At December 31, 2010, 2009 and 2008, this includes cash and cash equivalents at of $383.3, $261.7 and $55.3, respectively, and assets held for sale related to our former Building Block Chemicals segment of $164.4, $154.3, and $159.3, respectively.

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

We perform ongoing credit evaluations of our customers’ financial condition including an assessment of the impact, if any, of prevailing economic conditions. We generally do not require collateral from our customers. We are exposed to credit losses in the event of nonperformance by counterparties on derivative instruments. The counterparties to these transactions are major financial institutions, which may be adversely affected by events in the global credit markets. However, we consider the risk of default to be minimal. We typically do not require collateral or other security to support potential credit risk.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Currency fluctuations between the USD and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which may be material. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

19. SUBSEQUENT EVENTS

On January 28, 2011, we entered into an Asset Purchase Agreement (the “Agreement”) with Television Acquisition Corp., an affiliate of HIG Capital, LLC (the “Purchaser”). Pursuant to the terms of the Agreement, we have agreed to sell to the Purchaser substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) for a total consideration of $180.0, including cash consideration of $165.0 at closing and a promissory note for $15.0. The assets to be sold to the Purchaser include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement.

Liabilities to be assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business will be retained by us, including certain environmental, pension and post-retirement healthcare liabilities. The transaction is subject to a post-closing adjustment based on the amount of Target Net Working Capital and Closing Inventory Amount (each as defined in the Agreement) on the closing date in accordance with the Agreement. We expect to record a gain on the sale of the Building Block Chemicals business when the transaction closes.

The Agreement contains customary representations, warranties, covenants and indemnification obligations of the parties thereto as set forth therein. In addition, we agree that we will not, and will not cause or permit our affiliates to, compete with the Business (with certain exceptions) for a period of five years after the closing date, under the terms specified in the Agreement.

The consummation of the transaction is subject to customary closing conditions, and the Agreement contains certain termination rights, including the right of either party to terminate the Agreement if the closing has not occurred before March 31, 2011.

In connection with the transaction, we and the Purchaser have agreed to enter into long term agreements for the supply of melamine and acrylonitrile by the Purchaser to us.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes to the consolidated financial statements, the Company, in 2009, changed its method of accounting for fair value measurements for non-financial assets and non-financial liabilities, and in 2008, changed its methods of accounting for the measurement date of pension and other postretirement plan benefits and for fair value measurements for financial assets and financial liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2011

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited Cytec Industries Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting, appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2011

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)	1Q	2Q	3Q	4Q	Year
2010
Net sales	$646.5	$702.1	$700.1	$699.6	$2,748.3
Gross profit(1)	157.8	190.0	167.1	159.5	674.3
Net earnings attributable to Cytec Industries Inc.	24.8	61.8	37.7	48.0	172.3
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$0.51	$1.26	$0.76	$0.97	$3.49
Diluted net earnings per share(2)	$0.50	$1.24	$0.75	$0.95	$3.46
2009
Net sales	$545.1	$594.5	$641.6	$648.1	$2,429.3
Gross profit(1)	108.5	79.2	127.4	138.9	454.0
Net (loss)/earnings attributable to Cytec Industries Inc.	(0.1)	(24.7)	12.5	9.8	(2.5)
(Loss)/earnings per common share attributable to Cytec Industries Inc.:
Basic net (loss)/earnings per share(2)	$0.00	$(0.52)	$0.26	$0.20	$(0.05)
Diluted net (loss)/earnings per share(2)	$0.00	$(0.52)	$0.26	$0.20	$(0.05)

In the fourth quarter of 2010, we committed to a plan to sell our assets and liabilities of our Building Block Chemicals segment. Beginning in the fourth quarter of 2010, the results of operations of the Building Block Chemicals business are reported as discontinued operations. All previously reported financial information has been revised to conform to the current presentation.

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

Item 9A.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management’s evaluation was based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

Changes in Internal Control

There were no changes in internal controls during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

OTHER INFORMATION

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of February 15, 2011. Each such person serves at the pleasure of our Board of Directors.

Name	Age	Positions
S. D. Fleming	52	Mr. Fleming was elected Chairman of the Board, President and Chief Executive Officer effective January 1, 2009. He previously served as President and Chief Operating Officer since June 27, 2008. Prior thereto, he was President of Cytec Specialty Chemicals since October 2005 and was elected as an officer in September 2004. Mr. Fleming previously served as President of Cytec Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than three years.
D. M. Drillock	53	Mr. Drillock was elected Vice President and Chief Financial Officer in May, 2007. He previously served as Vice President, Controller and Investor Relations for more than five years.
W. N. Avrin	55	Mr. Avrin is President, Building Block Chemicals, and Vice President, Corporate and Business Development and has held this position for more than five years.

R. Smith	52	Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.
T. P. Wozniak	57	Mr. Wozniak is Treasurer of Cytec and has held this position for more than five years.
F. Aranzana	52	Mr. Aranzana is President of Cytec Specialty Chemicals and an officer since June 2008. Before joining Cytec as part of the UCB acquisition in 2005, he served as Vice President with UCB.
R. Charles	53	Ms. Charles was elected Vice President of Human Resources in March, 2008. Previously, she served as Chief Human Resources Officer of E.I. DuPont Electronic and Communications Technologies Platform, Director of Global People Managing Processes and Director of Global Human Resources, DuPont Nylon since 1998.
W. G. Wood	49	Mr. Wood was elected President of Cytec Engineered Materials in October 2009, and has been an officer since April 2010. He previously served as Business Vice President since 2007 and as Vice President and General Manager – Americas and Asia Pacific since 2002.

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

The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section of our definitive Proxy Statement for our 2011 Annual Meeting of Common Stockholders, to be held on April 21, 2011.

Item  11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the “Summary Compensation Table,” the “Grants of Plan-Based Awards,” the “Outstanding Equity Awards at Fiscal Year-End,” the “Option Exercises and Stock Vested,” the “Pension Benefits,” the “Nonqualified Deferred Compensation,” the “Director Compensation Tables,” the “Compensation Discussion and Analysis,” and the “Potential Payments Upon Termination or Change-In-Control” sections of our definitive Proxy Statement for our 2011 Annual Meeting of Common Stockholders to be held on April 21, 2011.

Item  12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Cytec Stock Ownership by Directors and Officers” in the 2011 Proxy Statement, and that information is incorporated by reference.

Equity Compensation Plan Information

The table below sets forth, as of December 31, 2010, the number of shares of the Company’s Common Stock issuable upon the exercise of outstanding options, warrants and rights and their weighted average exercise price.

Actual at December 31, 2010

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,018,206	(1)	$40.76	1,881,794	(1)
Equity compensation plans not approved by stockholders	0		0	0

(1)	The number of securities to be issued upon exercise of outstanding stock-settled SARs cannot be determined precisely because it depends on the relative price of a share of Cytec’s stock to the grant price of the stock-settled SAR on the date such SAR is exercised. At December 31, 2010, there were 411,000 stock-settled SARs outstanding and we estimate that no stock-settled SARS will be exercised based on the closing price on December 31, 2010. This estimate also affects the number of shares remaining available for future issuance.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of our definitive Proxy Statement for our 2011 Annual Meeting of Common Stockholders to be held on April 21, 2011.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the “Fees Paid to the Auditors” section of our definitive Proxy Statement for our 2011 Annual Meeting of Common Stockholders to be held on April 21, 2011.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	List of Financial Statements:

Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):

Consolidated Balance Sheets as of December 31, 2010, and 2009

Consolidated Statements of Income for the Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the Years ended December 31, 2010, 2009, and 2008

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2010, 2009, and 2008

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

(a)(3)	Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 1996).
3.1(b)	Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).
3.1(c)	Conformed copy of Cytec’s certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Cytec’s registration statement on Form S-8, registration number 333-45577).

3.2	By-laws, as amended through December 10, 2009 (incorporated by reference to Exhibit 3.1 to Cytec’s current report on Form 8-K, dated December 11, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Cytec’s registration statement on Form 10).
4.2(a)	Indenture, dated as of March 15, 1998 between Cytec and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Cytec’s current report on Form 8-K, dated March 18, 1998).
4.2(b)	Supplemental Indenture, dated as of May 11, 1998 between Cytec and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
4.2(c)	Second Supplemental Indenture, dates as of July 6, 2009, between Cytec and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K dated July 6, 2009).
4.3	4.60% Senior Note due 2013 (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.4	5.500% Senior Note due 2010 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K, dated October 4, 2005).
4.5	6.00% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K, dated October 4, 2005).
4.6	8.95% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K dated July 6, 2009).
10.1	Amended and Restated Five Year Credit Agreement dated as of June 7, 2007, among Cytec, the banks named therein and Citigroup Global Markets, Inc., as lead arranger and book manager (“Credit Agreement”) (incorporated by reference to exhibit 10.1 to Cytec’s current report on Form 8-K dated June 7, 2007).
10.1(a)	Amendment Number 1 to Credit Agreement (incorporated by reference to Exhibit 10.1 to Cytec’s current report on Form 8-K dated May 15, 2009).

Exhibit No.	Description
10.2	Executive Compensation Plans and Arrangements (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).
10.2(a)	1993 Stock Award and Incentive Plan, as amended through April 17, 2008 (incorporated by reference to Exhibit A to Cytec’s proxy statement dated March 11, 2008 as filed on Schedule 14A).
10.2(b)(i)	Form of Stock Option Grant Letter used for grants to executive officers from January 1, 2009 to December 31, 2009.
10.2(b)(ii)	Form of Stock Option Grant Letter used for grants to executives officers residing in Belgium from January 1, 2009 to December 31, 2009.
10.2(c)	Form of Performance Cash Award Grant Letter used for grants to executive officers from January 26, 2011.
10.2(d)(i)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 through January 19, 2004 (incorporated by reference to Exhibit 10.12(d)(ii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2001).
10.2(d)(ii)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2004 through February 8, 2006 (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).
10.2(d)(iii)	Form of common stock settled Stock Appreciation Rights (“SARs”) Award letter used for grants to officers from February 9, 2006 through December 31, 2008 (incorporated by reference to Exhibit 10.2(d)(v) to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(d)(iv)	Form of Performance Cash Award letter used for grants to officers from February 9, 2006 (incorporated by reference to exhibit 10.2(d)(vi) to Cytec’s annual report on Form 10-K for the year ended December 31, 2006).
10.2(d)(v)	Form of Performance Stock Award Letter used for grants to officers from January 29, 2008 (incorporated by reference to exhibit 10.2(d)(vii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2007).

10.2(d)(vi)	Form of Restricted Stock Award letter used for grants to directors from May 2007 (incorporated by reference to exhibit 10.2(d)(viii) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).
10.2(d)(vii)	Form of Performance Cash Award letter, as amended, used for grants to officers from January 27, 2010 (incorporated by reference to exhibit 10.2(d)(ix) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(d)(viii)	Form of Restricted Stock Unit Award letter used for grants to executive officers from January 27, 2010 (incorporated by reference to Exhibit 10.1 to Cytec’s current report on Form 8-K dated February 2, 2010).
10.2(d)(ix)	Form of Restricted Stock Award letter (no deferral) used for grants to directors from April 2009 (incorporated by reference to Exhibit 10.2(d)(xi) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(d)(x)	Form of Restricted Stock Award letter (with deferral) used for grants to directors from April 2009 (incorporated by reference to Exhibit 10.2(d)(xii) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(d)(xi)	Form of Stock Option Grant letter used for grants to executive officers from January 27, 2010 (incorporated by reference to Exhibit 10.2 to Cytec’s current report on Form 8-K dated February 2, 2010).
10.2(d)(xii)	Form of Stock Option Grant letter used for grants from January 27, 2010 to executive officers residing in Belgium (incorporated by reference to exhibit 10.2(d)(xiv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(d)(xiii)	Form of 2010 Executive Claw Back Acknowledgement (incorporated by reference to exhibit 10.2(d)(xv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(e)	Rule No. 2, as amended through January 27, 1997, under 1993 Stock Award and Incentive Plan (incorporated by reference to exhibit 10.13(e) to Cytec’s annual report on Form 10-K for the year ended December 31, 1996).

Exhibit No.	Description
10.2(f)	Executive Income Continuity Plan, as amended and restated October 15, 2009 (incorporated by reference to Exhibit 10.2(f) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).
10.2(g)	Key Manager Income Continuity Plan, as amended and restated June 29, 2010 (incorporated by reference to Exhibit 10.2(g) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2010).
10.2(h)	Employee Income Continuity Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(h) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(i)	Cytec Excess Retirement Benefit Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(i) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(j)	Cytec Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(j) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(k)	Cytec Executive Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(k) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(l)	Cytec Compensation Taxation Equalization Plan, as restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(l) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(m)	Cytec Supplemental Savings Plan, as amended and restated effective October 21, 2010 (incorporated by reference to exhibit 10.2(m) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).
10.2(n)	Amended and Restated Trust Agreement effective as of December 15, 1994 between the Cytec and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Cytec’s annual report on Form 10-K for the year ended December 31, 1999).

10.2(o)	Deferred Compensation Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(o) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(p)	Rule No. 4 under 1993 Stock Award and Incentive Plan as amended (incorporated by reference to Exhibit 10.2(p) to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(q)	Relocation Agreement for Shane Fleming dated December 11, 2005 (incorporated by reference to Exhibit 10.3 to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(r)	Amended Restricted Stock Award Agreement between the Registrant and M. R. Charles dated April 1, 2009 (incorporated by reference to Exhibit 10.2(r) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(s)	Employment Agreement between a subsidiary of the Registrant and Frank Aranzana dated as of July 1, 2008 (incorporated by reference to exhibit 10.2(w) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(t)	AXA Supplemental Plan dated as of March 1, 2008 (incorporated by reference to exhibit 10.2(x) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(u)	Allianz Supplemental Group Insurance for Belgian Employee Graded G20 and above.
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24(a-i)	Powers of Attorney of C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., B. C. Johnson, C.P. Lowe, W. P. Powell, T.W. Rabaut, J.R. Satrum, and R. P. Sharpe.
31.1	Certification of Shane Fleming, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David M. Drillock, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1	Certification of Shane Fleming, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David M. Drillock, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition LInkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC. (Registrant)

DATE: February 24, 2011	By:	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

DATE: February 24, 2011	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

DATE: February 24, 2011	/s/ David M. Drillock
D. M. Drillock, Vice President,
Chief Financial and Accounting Officer

* C.A. Davis, Director

* A.G. Fernandes, Director

* L. L. Hoynes, Jr., Director	*By:	/s/ R. Smith Attorney-in-Fact

* C. P. Lowe, Director

* B. C. Johnson, Director

* W. P. Powell, Director

* T.W. Rabaut, Director

* J. R. Satrum, Director

* R. P. Sharpe, Director

DATE: February 24, 2011

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008 (in millions)

Description	Balance 12/31/2009	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2010
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$5.8	$0.0	$(1.6)[1]	$4.2
Doubtful accounts receivable – discontinued operations	$0.8	$0.0	$(0.8)	$0.0
Deferred tax asset valuation allowance	$39.7	$(17.0)	$–	$22.7
Environmental accruals	$105.4	$7.2	$(8.0)[2]	$104.6

1	Principally bad debts written off partially offset by currency exchange.

2	Comprised of environmental remediation spending of $5.9 and currency exchange of $2.1.

Description	Balance 12/31/2008	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2009
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$5.9	$0.0	$(0.1)[1]	$5.8
Doubtful accounts receivable – discontinued operations	$0.3	$0.5	$0.0	$0.8
Deferred tax asset valuation allowance	$35.4	$4.3	$–	$39.7
Environmental accruals	$101.1	$5.7	$(1.4)[2]	$105.4

1	Principally bad debts written off partially offset by currency exchange.

2	Comprised of environmental remediation spending of $4.8, currency exchange of $1.6, and a reclassification of environmental related restructuring accrual of $1.8 to environmental accruals.

Description	Balance 12/31/2007	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2008
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$4.2	$2.4	$(0.7)[1]	$5.9
Doubtful accounts receivable – discontinued operations	$0.3	$0.0	$0.0	$0.3
Deferred tax asset valuation allowance	$33.5	$2.1	$(0.2)	$35.4
Environmental accruals	$109.7	$4.4	$(13.0)[2]	$101.1

1	Principally bad debts written off and currency exchange.

2	Environmental remediation spending of $10.2 and favorable currency exchange of $2.8.