Form 10-Q
period 2011-03-31
CYTEC INDUSTRIES INC/DE/
filed 2011-04-25
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 49,205,860 shares of common stock outstanding at April 15, 2011.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$766.0	$646.5
Manufacturing cost of sales	585.6	488.7
Selling and technical services	54.7	48.2
Research and process development	19.2	17.6
Administrative and general	32.3	28.8
Amortization of acquisition intangibles	9.5	9.5
Gain on sale of assets	3.3	—

Earnings from operations	68.0	53.7
Other expense, net	4.0	0.3
Net loss on early extinguishment of debt	0.1	0.7
Equity in earnings of associated companies	0.6	0.1
Interest expense, net	9.2	8.2

Earnings from continuing operations before income taxes	55.3	44.6
Income tax provision	15.0	22.6

Earnings from continuing operations	40.3	22.0

Earnings from operations of discontinued business, net of tax	6.8	3.8
Gain on sale of discontinued operations, net of tax	36.8	—

Earnings from discontinued operations, net of tax	43.6	3.8

Net earnings	83.9	25.8
Less: Net earnings attributable to noncontrolling interests	(0.7)	(1.0)

Net earnings attributable to Cytec Industries Inc.	$83.2	$24.8

Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$0.80	$0.43
Discontinued operations	0.88	$0.08

	$1.68	$0.51

Diluted earnings per common share
Continuing operations	$0.79	$0.42
Discontinued operations	0.87	0.08

	$1.66	$0.50

Dividends per common share	$0.1250	$0.0125

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$522.0	$383.3
Trade accounts receivable, less allowance for doubtful accounts of $4.4 and $4.2 in 2011 and 2010, respectively	447.5	370.6
Other accounts receivable	56.0	51.4
Inventories	406.4	350.0
Deferred income taxes	44.5	40.6
Other current assets	27.0	22.4
Current assets held for sale	—	93.1

Total current assets	1,503.4	1,311.4

Investment in associated companies	21.5	19.7
Plants, equipment and facilities, at cost	1,983.0	1,937.5
Less: accumulated depreciation	(859.1)	(811.3)

Net plant investment	1,123.9	1,126.2

Acquisition intangibles, net of accumulated amortization of $263.7 and $245.9 in 2011 and 2010, respectively	350.1	347.0
Goodwill	700.3	685.7
Deferred income taxes	23.5	24.1
Other assets	103.8	88.5
Non-current assets held for sale	—	71.3

Total assets	$3,826.5	$3,673.9

Liabilities
Current liabilities
Accounts payable	$380.5	$263.6
Short-term borrowings	6.3	6.1
Accrued expenses	191.8	223.2
Income taxes payable	55.8	19.7
Deferred income taxes	2.7	3.1
Current liabilities held for sale	—	63.9

Total current liabilities	637.1	579.6

Long-term debt	639.9	641.5
Pension and other postretirement benefit liabilities	341.6	364.2
Other noncurrent liabilities	289.7	272.8
Deferred income taxes	69.1	71.3
Non-current liabilities held for sale	—	7.6
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,575,035 in 2011 and 49,445,350 in 2010	0.5	0.5
Additional paid-in capital	459.0	451.5
Retained earnings	1,370.0	1,293.0
Accumulated other comprehensive income (loss)	39.2	(14.4)
Treasury stock, at cost, 440,026 shares in 2011 and 767 shares in 2010	(23.8)	—

Total Cytec Industries Inc. stockholders’ equity	1,844.9	1,730.6

Noncontrolling interests	4.2	6.3
Total equity	1,849.1	1,736.9

Total liabilities and stockholders’ equity	$3,826.5	$3,673.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three months ended March 31,
	2011	2010
Cash flows provided by (used in) operating activities
Net earnings	$83.9	$25.8
Earnings from discontinued operations	(43.6)	(3.8)

Earnings from continuing operations	40.3	22.0

Noncash items included in earnings from continuing operations:
Depreciation	23.2	21.9
Amortization	11.3	11.3
Share-based compensation	3.9	2.9
Deferred income taxes	2.8	13.3
Gain on sale of assets	(3.3)	(2.3)
Loss on early extinguishment of debt	0.1	0.7
Unrealized gain on derivative instruments	(4.2)	—
Other	(0.6)	(0.1)
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(59.6)	(51.0)
Other receivables	(3.7)	8.3
Inventories	(49.4)	(31.1)
Other assets	(2.3)	(4.8)
Accounts payable	114.6	76.1
Accrued expenses	(39.1)	(18.5)
Income taxes payable	4.5	(1.4)
Other liabilities	(17.0)	(15.1)

Net cash provided by operating activities of continuing operations	21.5	32.2
Net cash provided by operating activities of discontinued operations	5.0	5.9

Net cash provided by operating activities	26.5	38.1

Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(26.4)	(27.9)
Net proceeds received on sale of assets	3.4	1.7

Net cash used in investing activities of continuing operations	(23.0)	(26.2)
Net cash provided by (used in) investing activities of discontinued operations	156.5	(1.1)

Net cash provided by (used in) investing activities	133.5	(27.3)

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(1.8)	(15.2)
Change in short-term borrowings	0.3	1.2
Cash dividends	(9.0)	(1.9)
Proceeds from the exercise of stock options	3.3	6.7
Purchase of treasury stock	(23.8)	—
Excess tax benefits from share-based payment arrangements	0.4	0.8

Net cash used in financing activities	(30.6)	(8.4)

Effect of currency rate changes on cash and cash equivalents	9.3	(2.2)

Increase in cash and cash equivalents	138.7	0.2

Cash and cash equivalents, beginning of period	383.3	261.7

Cash and cash equivalents, end of period	$522.0	$261.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. DISCONTINUED OPERATIONS

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration from the sale was $175.7 including cash consideration of $160.7 that we received at closing, subject to a post-closing adjustment for working capital, and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. We recorded an after-tax gain on the sale of $36.8, which is included in Gain on sale of discontinued operations, net of tax in the Consolidated Statements of Income for the three months ending March 31, 2011.

The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.

The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net sales	$96.2	$140.3

Earnings from operations of discontinued business before income taxes	$10.0	$5.5
Income tax expense	(3.2)	(1.7)
Gain on sale of discontinued operations	58.8	0.0
Income tax expense on gain on sale	(22.0)	0.0

Earnings from discontinued operations, net of tax	$43.6	$3.8

3. DIVESTITURES

In the fourth quarter of 2010, we entered into an agreement to sell our site in San Fernando, Spain to the local municipality for €13.5 (approximately $19.1 using the exchange rate as of March 31, 2011). We ceased operations at the facilities in the first quarter of 2011, and will clean and prepare the site and land, which we expect to transfer to the municipality in mid-2012. Proceeds from the sale of the land will be received in installments during 2011 and 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, projected to be in 2012.

4. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Aggregate pre-tax restructuring charges/(credits) included in the statements of income were recorded by line item as follows:

	Three Months Ended March 31,
	2011	2010
Manufacturing cost of sales	$(0.1)	$(0.3)
Selling and technical services	0.0	(0.1)
Research and process development	(0.4)	0.0
Administrative and general	(0.2)	0.0

Total	$(0.7)	$(0.4)

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

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites. These plans resulted in a restructuring charge of $4.0 in 2010, of which $1.5 relates to the severance of nine positions, and $2.5 relates to the write-down of certain manufacturing assets. These charges related to our Coating Resins segment.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5 in 2010, of which $0.4 relates to the severance of 10 positions, $1.7 relates to asset write-offs, and $3.4 relates to decommissioning activities, all of which related to our In-Process Separation segment.

For the three months ended March 31, 2011, we recorded net unfavorable adjustments of $0.3 related to our 2010 restructuring initiatives.

The remaining reserve of $6.6 at March 31, 2011 for our 2010 restructuring initiatives is expected to be paid through 2012.

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

The above manufacturing restructuring initiatives include the elimination of 365 positions. During 2010 we recorded a net favorable adjustment of $0.9.

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

For the three months ended March 31, 2011, we recorded net favorable adjustments of $1.0 related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed in waves throughout 2011.

The remaining reserve at March 31, 2011 of $8.9 relating to 2009 restructuring initiatives is expected to be paid through 2013.

	2009 Restructuring Initiatives	2010 Restructuring Initiatives		Total
Balance December 31, 2009	$ 30.8	$ 0.0		$ 30.8
2010 charges (credits)	(3.6)	12.4		8.8
Non-cash items	0.0	(0.5)	(1)	(0.5)
Cash payments	(15.2)	(3.3)		(18.5)
Currency translation adjustments	(1.3)	0.1		(1.2)
Balance December 31, 2010	$ 10.7	$ 8.7		$ 19.4
1st quarter charges/(credits)	(1.0)	0.3		(0.7)
Non-cash items	0.0	0.0		0.0
Cash payments	(1.2)	(2.8)		(4.0)
Currency translation adjustments	0.4	0.4		0.8
Balance March 31, 2011	$ 8.9	$ 6.6		$ 15.5

(1)	Represents write-offs of $4.1 related to inventories and construction in progress at our Mt. Pleasant, Tennessee facility and write-off of plant assets at a certain European facility; offset by reversals of asset retirement obligations related to certain European facilities.

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the three months ended March 31, 2011 and 2010 are noted in the following table:

Three Months Ended March 31,	2011	2010
Expected life (years)	6.2	6.1
Expected volatility	40.0%	43.3%
Expected dividend yield	1.04%	0.19%
Risk-free interest rate	3.36%	3.75%
Weighted-average fair value per option	$20.83	$16.68

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

Stock Award and Incentive Plan

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2011, there were approximately 1,300,000 shares reserved for issuance under the 1993 Plan, and 4,000,000 shares underlying all outstanding share-based compensation grants.

Stock Options and Stock-Settled SARS

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

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2011 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,417,687	$40.76
Granted	416,718	51.49
Exercised	(121,931)	30.65
Forfeited	(122,800)	47.65

Outstanding at March 31, 2011	3,589,674	$42.09	6.1	$45.6

Exercisable at March 31, 2011	2,692,815	$42.50	5.1	$33.6

During the three months ended March 31, 2011, we granted 416,718 stock options. The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2011 and 2010 was $20.83 and $16.68 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.9 and $1.9 during the three months ended March 31, 2011 and 2010, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2011 and 2010 was $3.0 and $2.5, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the three months ended March 31, 2011 and 2010 was $6.6 and $7.4, respectively.

As of March 31, 2011, there was $12.5 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.5 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $1.1 and $1.0, for the three months ended March 31, 2011 and 2010, respectively. Cash received from stock options exercised was $3.3 and $6.6 for the three months ended March 31, 2011 and 2010, respectively.

Cash-Settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended March 31, 2011 and the three months ended March 31, 2010 was less than $0.1. The total amount of pre-tax (income) expense recognized for cash-settled SARS was $(0.3) and $0.6 for the three months ended March 31, 2011 and 2010, respectively. The liability related to our cash-settled SARS was $2.3 at March 31, 2011 and $2.6 at December 31, 2010.

Non-vested stock, non-vested stock units and performance stock

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2011 and 2010. During 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which related to the 2010 performance period. Of these awards, 8,092 vested for which we recorded an expense of $0.4 in the fourth quarter of 2010. The shares were distributed in January 2011.

A summary of non-vested stock and non-vested stock units for the three months ended March 31, 2011 is presented below:

Non-vested stock and stock units	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2011	124,740	$35.19
Granted	58,242	$51.49
Vested	—	$—
Forfeited	(2,090)	$48.84

Nonvested at March 31, 2011	180,892	$40.28

During the three months ended March 31, 2011, we granted 58,242 non-vested stock units to employees, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock and nonvested stock units on the date of grant was $51.49 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock, non-vested stock units and performance stock was $0.6 and $0.4 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $4.1 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of March 31, 2011 and December 31, 2010 was approximately $0.4 and $0.2, respectively.

As of March 31, 2011 and December 31, 2010, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $70.6 and $70.3, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31 (in thousands, except net earnings in millions and per share amounts):

Three Months Ended March 31:	2011	2010
Numerator:
Earnings from continuing operations	$39.6	$21.0
Earnings from discontinued operations, net of tax	$43.6	$3.8

Net earnings attributable to Cytec Industries, Inc.	$83.2	$24.8

Denominator:
Weighted average shares outstanding	49,622	49,078
Effect of dilutive shares:
Options and stock-settled SARS	562	390
Non-vested shares and units	76	42

Diluted average shares outstanding	50,260	49,510

Basic earnings per common share:
Earnings from continuing operations	$0.80	$0.43
Earnings from discontinued operations	$0.88	$0.08

Net earnings per common share attributable to Cytec Industries Inc.	$1.68	$0.51

Diluted earnings per common share:
Earnings from continuing operations	$0.79	$0.42
Earnings from discontinued operations	$0.87	$0.08

Net earnings per common share attributable to Cytec Industries Inc.	$1.66	$0.50

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Three Months Ended March 31,	2011	2010
Options	433	760
Stock-Settled SARS	0	1,404
Non-vested shares/units	0	0

Total	433	2,164

7. INVENTORIES

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Finished goods	$269.2	$237.4
Work in progress	34.8	29.0
Raw materials and supplies	102.4	83.6

Total inventories	$406.4	$350.0

8. DEBT

Long-term debt consisted of the following:

	March 31, 2011		December 31, 2010
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2012	$0.0	$0.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	139.0	139.4	140.7	141.1
6.0% Notes Due October 1, 2015	250.0	249.7	250.0	249.7
8.95% Notes Due July 1, 2017	250.0	249.4	250.0	249.4
Other	1.4	1.4	1.3	1.3

Long-term Debt	$640.4	$639.9	$642.0	$641.5

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the first quarter of 2011, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $1.6 for a total purchase price of $1.7 including accrued interest, resulting in a loss of $0.1. Net loss from our debt repurchases is included in net loss on early extinguishment of debt in the accompanying statement of income.

During the first quarter of 2010, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $14.5 for a total purchase price of $15.2 including accrued interest, resulting in a loss of $0.7.

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at March 31, 2011. This facility contains covenants that are customary for such facilities including two financial covenants: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012.

At March 31, 2011 and December 31, 2010, the fair value of our long-term debt was $725.6 and $726.9, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.86% and 6.58% as of March 31, 2011 and 2010, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2011 and 2010 was 1.10% and 1.02%, respectively.

9. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2011 and December 31, 2010, the aggregate environmental related accruals were $109.2 and $104.6, respectively, of which $5.5 is included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2011 and 2010 was $1.2 and $1.2, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, may from time to time adjust our environmental related accruals. During the three months ended March 31, 2011, based on additional information generated by site evaluations, we increased our environmental related accruals by $3.6, primarily related to an inactive site in the U.S. to meet new remediation design requirements of the relevant authority.

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

A further discussion of environmental matters can be found in Note 12 of the Notes to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability, personal injury including asbestos, environmental, contractual, employment and intellectual property matters.

As of March 31, 2011 and December 31, 2010, the aggregate self-insured and insured contingent liability was $57.4 and $57.4, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $23.6 at March 31, 2011 and $24.3 at December 31, 2010. The asbestos liability included in the above amounts at March 31, 2011 and December 31, 2010 was $43.4 and $43.5, respectively, and the insurance receivable related to the liability as well as claims for past payments was $23.2 at March 31, 2011 and $23.8 at December 31, 2010. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

Asbestos

We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury from asbestos. The claimants allege exposure to asbestos at facilities that we own or formerly owned, or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us; however, we can make no assurances that this pattern will continue.

The following table presents information about the number of claimants involved in asbestos claims with us:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	0	(100)
Number of claimants associated with claims opened during period	0	100

Number of claimants at end of period	8,000	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

During the third quarter of 2009, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables. This study, which updated our previous study prepared in the third quarter of 2006, is based on, among other things, the incidence and nature of historical claims data through June 30, 2009, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

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

Lead Pigment

The Company is one of several alleged manufacturers of lead pigments used in paints that have been named as defendants and served with process in six personal injury lead ingestion cases venued in federal and state court in Wisconsin. We believe that the six personal injury suits against us are without merit, and we are vigorously defending them.

Five of the six remaining lead suits are single plaintiff cases alleging personal injury claims as a result of the ingestion of lead pigment in paint. In July, 2005, the Supreme Court of Wisconsin held in a case in which we were one of several defendants that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares unless they can prove they are not responsible for the white lead pigment which caused the injury in question. A sixth lead suit with more than 100 plaintiffs alleging personal injury claims against us and other defendants was filed in January 2011, shortly before the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future. In July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case together with our non-existent or diminutive market share reinforces our belief that we have no liability in any of the Wisconsin cases, and accordingly, we have not recorded a loss contingency.

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

A further discussion of other contingencies can be found in Note 12 of the Notes to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2010 are set forth in Note 12 of the Notes to Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

In conjunction with the completion of the sale of our former Building Block Chemicals segment in the first quarter of 2011, we entered into long-term supply agreements with the Purchaser for the supply of two of our key raw materials. Under the terms of the agreements, we are obligated to purchase a substantial amount of our melamine and acrylonitrile needs from the purchaser of our former Building Block Chemicals segment for periods ranging from 3 to 10 years. The prices for the raw materials under the agreements are market-based.

10. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Net earnings	$83.9	$25.8
Other comprehensive income (loss):
Accumulated pension liability, net of tax	7.7	8.8
Unrealized (losses)/gains on cash flow hedges, net of tax	0.6	(4.1)
Foreign currency translation adjustments	45.3	(27.8)

Comprehensive income	$137.5	$2.7

Less: Comprehensive income attributable to noncontrolling interest	(0.7)	(1.1)

Comprehensive income attributable to Cytec Industries Inc.	$136.8	$1.6

11. INCOME TAXES

The effective tax rate for the three months ended March 31, 2011 was a tax provision of 27.1% ($15.0) compared to 50.5% ($22.6) for the three months ended March 31, 2010. For the first three months ended March 31, 2011, the rate was favorably impacted by discrete tax benefits of $2.3 attributable to several international tax matters.

For the first three months ended March 31, 2010, the rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation pursuant to The Patient Protection and Affordable Care Act, as signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “the Act”). The impact of the Act will reduce the future tax deductions with respect to the Company’s prescription drug costs. Accordingly, we recorded an $8.3 charge to tax expense from continuing operations in the first quarter 2010 to reflect the reduction in the related deferred tax asset.

As of March 31, 2011, the amount of unrecognized tax benefits is $38.9 (excluding interest) of which $22.6 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2010 was $38.3 (excluding interest) of which $21.7 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.6 as of December 31, 2010, which increased an additional $0.3 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $6.9 as of March 31, 2011.

12. OTHER FINANCIAL INFORMATION

Dividends

On January 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.1250 per common share, payable on February 25, 2011 to stockholders of record as of February 10, 2011. Cash dividends paid in the first quarter of 2011 and 2010 were $9.0 and $1.9, respectively. Dividends paid in the first three months of 2011 and 2010 include $2.8 and $1.3, respectively, paid by a majority owned subsidiary to its minority shareholder. On April 21, 2011, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2011 to shareholders of record as of May 10, 2011.

Income taxes paid

Income taxes paid for the three months ended March 31, 2011 and 2010 were $14.9 and $18.4, respectively.

Interest

Interest paid for the three months ended March 31, 2011 and 2010 was $14.5 and $11.0, respectively. Interest income for the three months ended March 31, 2011 and 2010 was $0.4 and $1.8, respectively.

Stock repurchases

In the first quarter of 2011 we repurchased 440,000 shares of our common stock at a total cost of $23.8. Approximately $170.2 remained authorized under our stock buyback program as of March 31, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Other

During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Gain on sale of assets in the accompanying statements of income. During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other expense, net in the accompanying statements of income.

13. SEGMENT INFORMATION

As discussed in Note 2, the former Building Block Chemicals segment is reported as discontinued operations for all periods presented. Summarized segment information for our four segments for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2011	2010
Net Sales:
Coating Resins	$403.6	$341.4
Additive Technologies
Sales to external customers	67.4	62.3
Intersegment sales	0.3	0.3
In Process Separation	78.4	65.1
Engineered Materials	216.6	177.7

Net sales from segments	766.3	646.8
Elimination of intersegment revenue	(0.3)	(0.3)

Total consolidated net sales	$766.0	$646.5

	Three Months Ended March 31,
	2011	% of Sales	2010	% of Sales
Earnings from operations:
Coating Resins	$18.8	5%	$16.8	5%
Additive Technologies	8.0	12%	8.4	13%
In Process Separation	16.4	21%	14.9	23%
Engineered Materials	26.7	12%	21.0	12%

Earnings from segments	69.9	9%	61.1	9%
Corporate and Unallocated, net (1)	(1.9)		(7.4)

Total earnings from operations	$68.0	9%	$53.7	8%

(1)	For the three months ended March 31, 2011, Corporate and Unallocated includes a net pre-tax credit of $0.7 related to a net favorable adjustment of previously recorded restructuring liabilities and a gain on the sale of assets of a certain Latin American subsidiary for $3.3. For the three months ended March 31, 2010, Corporate and Unallocated includes a net pre-tax credit of $0.4 related to a net favorable adjustment of previously recorded restructuring liabilities. Corporate and unallocated also includes costs previously allocated to the operations of our discontinued Building Block Chemicals Segment of $1.0 and $1.4 for three months ended March 31, 2011 and 2010, respectively.

14. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2010:
Goodwill	729.1	19.6	54.7	254.9	1,058.3
Accumulated impairment charges	(372.6)	0.0	0.0	0.0	(372.6)

	$356.5	$19.6	$54.7	$254.9	$685.7
Currency exchange:
Goodwill	29.5	0.0	(0.5)	(0.1)	28.9
Accumulated impairment charges	(14.3)	0.0	0.0	0.0	(14.3)

	15.2	0.0	(0.5)	(0.1)	14.6
Balance, March 31, 2011:
Goodwill	758.6	19.6	54.2	254.8	1,087.2
Accumulated impairment charges	(386.9)	0.0	0.0	0.0	(386.9)

	$371.7	$19.6	$54.2	$254.8	$700.3

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
		March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2011	2010	2011	2010	2011	2010
Technology-based	15.1	$56.8	$55.6	$(37.6)	$(35.9)	$19.2	$19.7
Marketing-related	< 2.0	2.1	1.9	(2.1)	(1.9)	0.0	0.0
Marketing-related	15.4	65.2	63.7	(31.0)	(29.3)	34.2	34.4
Marketing-related	40.0	47.0	44.4	(5.6)	(5.0)	41.4	39.4
Customer-related	15.0	442.7	427.3	(187.4)	(173.8)	255.3	253.5

Total		$613.8	$592.9	$(263.7)	$(245.9)	$350.1	$347.0

Amortization of acquisition intangibles for the three months ended March 31, 2011 and 2010 was $9.5 and $9.5, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2011 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2011	2012	2013	2014	2015	2016
Intangibles Amortization Expense	$38.1	$37.9	$36.5	$36.1	$36.0	$31.3

15. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2011, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other (expense)/income, net.

At March 31, 2011, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $193.2. Of this total, $137.8 was attributed to the exposure in forward selling/purchase of USD. The remaining $55.4 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net favorable (unfavorable) fair values of currency contracts, based on forward exchange rates at March 31, 2011 and December 31, 2010 were $3.8 and $(0.4), respectively.

Cross Currency Swaps

We used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary). Since the loans and underlying investment are denominated in Euros, we have foreign exchange exposure to the Euro/USD exchange rate changes. We originally hedged these foreign exchange exposures by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) the first of which settled on October 1, 2010 (“five year swaps”) and the other which will settle on October 1, 2015 (“ten year swaps”). At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchange of the five year swaps on October 1, 2010, we paid €207.9 and received $250.0. At the final exchange of the ten year swaps on October 1, 2015, we also will pay €207.9 and receive $250.0. The swaps have fixed interest rates on both legs. On the five year swaps, we paid 3.78% interest per annum on the Euro notional amount and we received 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

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

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to translation adjustments will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since their de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At March 31, 2011, the unfavorable fair value of the ten year swaps was $26.9. At December 31, 2010, the unfavorable fair value of the ten year swaps was $16.5.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we use natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, have been designated as cash flow hedges of our forecasted natural gas purchases and are reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income (loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction, is recognized in other (expense)/income, net in the current period. During the three months ended March 31, 2011 and 2010, there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value are recorded in other expense, net. If the hedging relationship is terminated and the originally hedged transaction remains probable of occurring, the unrealized gain or loss associated with forward contracts remains in accumulated other comprehensive income and is recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affects earnings. If the forecasted transaction is no longer probable of occurring we recognize the related gain or loss in other expense, net in that period.

Generally, short-term (one to three months) natural gas usage requirements are hedged up to 90% with a gradual decrease to 10% for the natural gas requirements extending out to twelve months. During the first quarter of 2011, we terminated our natural gas hedge contracts, and as of March 31, 2011, we held natural gas forwards to purchase approximately 240,000 MMBtu of gas with an unfavorable fair value of $0.4 included in accrued expenses, which will be reclassified into Manufacturing Cost of Sales through June 2011 as the hedged natural gas purchases affect earnings. In March 2011, we closed all open natural gas hedges, and all purchases were matched with a sale of the same volume, effectively eliminating any future net changes in fair value.

At March 31, 2011, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2011, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural Gas Forwards			Other current assets		Accrued expenses	$0.4	Accrued expenses	$0.8
Cross currency swaps (1)	Other current assets	$0.7	Other current assets	$0.5	Other noncurrent liabilities	27.6	Other noncurrent liabilities	$17.0

Total derivatives designated as hedging instruments:		$0.7		$0.5		$28.0		$17.8

Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$5.1	Other current assets	$2.6	Accrued expenses	$1.3	Accrued expenses	$3.0

Total derivatives not designated as hedging instruments:		$5.1		$2.6		$1.3		$3.0

Total derivatives		$5.8		$3.1		$29.3		$20.8

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three months ended March 31, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Natural Gas Forwards	$0.2	$(2.5)	Manufacturing cost of sales	$(1.9)	$(1.1)	Other expense, net	$0.0	$0.0
Cross currency swaps (1)	0.0	9.3	Other expense, net	0.0	17.2		0.0	0.0

Total	$0.2	$6.8		$(1.9)	$16.1		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Cross currency swaps (1)	$(6.4)	$0.0		$0.0	$0.0		$0.0	$0.0

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three months ended March 31, 2011 and 2010:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31,
		2011	2010
Foreign currency forwards	Other expense, net	$3.8	($1.6)
Cross currency swaps (2)	Other expense, net	0.0	(1.0)
Cross currency swaps (2)	Interest expense, net	0.0	1.0
Cross currency swaps (3)	Interest expense, net	0.0	1.2

Total		$3.8	($0.4)

(1)	Ten year swap

(2)	Two and five year swaps.

(3)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

Fair Value Measurements

We have certain assets and liabilities that are carried at fair value on a recurring basis in the financial statements, for which we determine the appropriate level in the fair value input hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2011, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at March 31, 2011 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$3.8
Cross currency swaps	(26.9)
Natural gas forwards	(0.4)

Total	$(23.5)

As of March 31, 2011, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three months ended March 31, 2011. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

16. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
	Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$2.4	$2.4	$0.3	$0.4
Interest cost	12.3	11.3	2.8	2.7
Expected return on plan assets	(13.1)	(11.4)	(0.7)	(0.8)
Net amortization	5.0	4.2	(1.8)	(2.6)
Curtailment loss (gain) (1)	0.1	—	(1.1)	—

Net periodic cost	$6.7	$6.5	$(0.5)	$(0.3)

(1)	Net curtailment gain of $1.0 resulted from the sale of the Building Block Chemicals segment and is included in gain on sale of discontinued operations, net of tax in the consolidated statements of income.

We disclosed in our 2010 Annual Report on Form 10-K that we expected to contribute $61.5 and $10.1, respectively, to our pension and postretirement plans in 2011. Through March 31, 2011, $16.3 and $3.7 in contributions were made to our pension and postretirement plans, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2011 and 2010 were $9.1 and $7.6, respectively.

17. SUBSEQUENT EVENTS

In April 2011, we committed to a restructuring plan in the Coating Resins segment. The approved plan anticipates the termination of approximately 85 employees within the commercial, technical and administrative functions.

Additionally in April 2011, we signed an agreement to sell a research and development facility and lease-back certain space in the facility. The agreement is subject to certain contingencies, including completion of due diligence by the buyer, and can be cancelled for any reason, or no reason, by the buyer.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets, including aerospace composites, structural adhesives, automotive and industrial coatings, electronics, inks, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis.

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

In the fourth quarter of 2010, we committed to a plan to sell the assets and liabilities of our former Building Block Chemicals segment, which was completed in the first quarter of 2011. The results of operations of the former Building Block Chemicals segment, including the gain on the sale of the business, are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.

The recent earthquake and related tsunami disasters in Japan have impacted our operations there, including the operations of our joint-venture, Daicel-Cytec. The impact is not expected to be material to Cytec’s 2011 earnings. Further, although some supply chain disruption could occur, at this time it is not expected to have a material impact on Cytec’s 2011 results.

Quarter Ended March 31, 2011, Compared With Quarter Ended March 31, 2010

Consolidated Results

Net sales for the first quarter of 2011 were $766.0 compared with $646.5 for the first quarter of 2010. Overall, net sales increased 18%, of which 9% was attributable to volume increases and 8% was attributable to price increases. The changes in exchange rates impacted net sales by 1%. Coating Resins net sales increased 18%, of which 12% is due to price increases and 5% volume related. Additive Technologies net sales increased 8% due to volume and price increases, In Process Separation sales increased 20% primarily due to increased volumes, and Engineered Materials sales increased 22% primarily due to increased volumes.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $585.6, or 76.5% of net sales in the first quarter of 2011, compared with $488.7, or 75.6% of sales in the first quarter of 2010. The 0.9% increase in manufacturing cost as a percentage of sales is primarily due to higher raw material costs. Total manufacturing costs increased by $96.9 due to increased raw material costs of $48.1, $30.8 due to higher raw material volumes, and $16.0 due to higher freight and period costs related to the increased sales volumes. The impact of unfavorable foreign exchange rates increased costs by $2.0 in the first quarter of 2011 compared to the first quarter of 2010.

Selling and technical services expenses were $54.7 in the first quarter of 2011 versus $48.2 in the first quarter of 2010. Research and process development expenses were $19.2 versus $17.6 in the prior year. Administrative and general expenses were $32.3 versus $28.8 in the prior year. Overall operating expenses increased $11.6, from $94.6 in 2010 to $106.2 in the first quarter of 2011, primarily due to higher operating costs for increased personnel to support our growth businesses and general wage inflation.

In the first quarter of 2011 we completed the sale of a former manufacturing site in Bogota, Colombia and recorded a $3.3 gain on sale of assets.

Amortization of acquisition intangibles was $9.5 in the first quarter of 2011 and 2010.

Other expense, net was $4.0 in the first quarter of 2011 compared with $0.3 in the first quarter of 2010. In 2011 we recorded net environmental charges of $3.6, which includes a $3.2 increase in environmental liability at a specific inactive site related to new remedial design requirements agreed with the relevant authority. The first quarter of 2010 included a gain on sale of real estate of $2.3 and environmental charges of $1.8. Net foreign exchange losses decreased in 2011 by $0.4 compared to the first quarter of 2010.

The 2011 loss on early extinguishment of debt was $0.1, compared to a loss of $0.7 in the first quarter of 2010.

Interest expense, net was $9.2 in the first quarter of 2011 compared with $8.2 in the prior year. The increase of $1.0 is primarily due to the change in the hedging structure on October 1, 2010 for certain cross currency swaps, which reduced interest income by $1.9 in 2011, partially offset by higher capitalized interest in 2011 of $0.4 and lower interest expense of $0.2 due to the repayment of our 5.5% bonds due October 1, 2010.

The effective tax rate for the three months ended March 31, 2011 was a tax provision of 27.1% ($15.0) compared to 50.5% ($22.6) for the three months ended March 31, 2010. For the first three months ended March 31, 2011, the rate was favorably impacted by discrete tax benefits of $2.3 attributable to several international tax matters.

For the first three months ended March 31, 2010, the rate was unfavorably impacted by a charge of $8.3 to tax expense related to the enactment of U.S. health care legislation pursuant to The Patient Protection and Affordable Care Act, as signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “the Act”). The impact of the Act will reduce the future tax deductions with respect to the Company’s prescription drug costs. Accordingly, we recorded an $8.3 charge to tax expense from continuing operations in the first quarter 2010 to reflect the reduction in the related deferred tax asset.

Earnings from discontinued operations, net of tax was $43.6 in 2011 compared with $3.8 in 2010 and reflects the results of our former Building Block Chemicals segment. The results in 2011 include the net after tax gain of $36.8 resulting from the completion of the sale in the first quarter of 2011.

Net earnings for the first quarter of 2011 was $83.2 ($1.66 per diluted share), a $58.4 increase from the net earnings of $24.8 ($0.50 per diluted share) in the same period in 2010. Included in the first quarter of 2011 was $0.5 of after-tax benefits primarily related to changes to previously recorded restructuring costs, the after-tax impact of the previously discussed change in an inactive site’s environment accrual of $2.0, and the after-tax gain of $2.0 on the former manufacturing site in Bogota, Colombia. Also included in 2011 is the after-tax gain from the sale of our Building Blocks segment of $36.8. Included in the first quarter of 2010 was a net $0.4 after-tax benefit related to a net favorable adjustment to our restructuring costs, and a tax expense of $8.3 related to the enactment of U.S. health care legislation.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$80.3	$73.8	9%	10%	-1%	0%
Latin America	16.3	15.1	8%	9%	-1%	0%
Asia/Pacific	93.9	77.5	21%	13%	3%	5%
Europe/Middle East/Africa	213.1	175.0	22%	15%	8%	-1%

Total	$403.6	$341.4	18%	12%	5%	1%

Net sales were up 18%, primarily due to increased selling prices of 12% with increases reflecting higher raw material costs. Selling volumes were up 5% due to improved demand in the Europe and Asia/Pacific regions. Stronger demand in Europe includes restocking by customers after the inventory control measures seen in the market in the previous quarter. Favorable changes in exchange rates increased sales by 1%.

Earnings from operations were $18.8, or 5% of sales in 2011, compared with earnings from operations of $16.8, or 5% of sales in 2010. The $2.0 increase in earnings is principally due to the favorable impacts of $43.6 from higher selling prices, $5.2 from increased selling volumes and $0.8 from favorable changes in exchange rates. These positive impacts were largely offset by higher raw material costs of $35.9, higher costs of $6.2 related to salary and other inflationary factors, the effect of higher unit inventory costs of $3.5 due to plant shutdowns in the prior quarter, and increased freight costs of $1.9.

Additive Technologies

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$25.2	$24.7	2%	2%	0%	0%
Latin America	5.6	4.2	33%	9%	24%	0%
Asia/Pacific	15.7	14.9	5%	0%	3%	2%
Europe/Middle East/Africa	20.9	18.5	13%	12%	2%	-1%

Total	$67.4	$62.3	8%	4%	3%	1%

Net sales increased 8% due to both increased selling prices and a stronger sales demand. Selling price increased by 4% reflecting high raw materials costs. Selling volumes increased by 3% as a result of improved demand for Specialty Additives products in North America and Europe, partially offset by decreased North American demand and temporary manufacturing supply issues for Polymer Additive products. Favorable changes in exchange rates increased sales by 1%.

Earnings from operations were $8.0 or 12% of sales in 2011, compared with $8.4, or 13% of sales in 2010. The $0.4 decrease in earnings is due to higher raw material costs of $2.9, higher operating expenses of $1.6 because of salary inflation factors, maintenance costs and air freight expenses. This is partially offset by $2.9 of selling price increases, increased selling volumes of $0.8 and favorable changes in exchange rates of $0.5.

In Process Separation

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$23.7	$16.9	40%	9%	31%	0%
Latin America	26.1	17.8	47%	4%	43%	0%
Asia/Pacific	17.8	16.9	5%	-2%	4%	3%
Europe/Middle East/Africa	10.8	13.5	-20%	1%	-21%	0%

Total	$78.4	$65.1	20%	3%	16%	1%

Net sales were up 20%, primarily due to increased selling volumes of 16%, reflecting higher demand and new product commercializations in mining chemicals. Higher selling prices increased sales by 3% with increases in both the mining and phosphines businesses reflecting higher raw material costs. Favorable changes in exchange rates increased sales by 1%.

Earnings from operations were $16.4, or 21% of sales in 2011, compared with $14.9, or 23% in 2011. The $1.5 increase in earnings is principally due to increased selling volumes of $6.9 and increased selling prices of $1.9. This is partially offset by higher operating expenses of $2.6 due to increased headcount to accelerate growth, increased raw material costs of $2.5, additional fixed cost of $1.7 due to sales demand being above production levels, and changes in exchange rates of $0.6.

Engineered Materials

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$124.7	$108.1	15%	1%	14%	0%
Latin America	1.7	1.2	42%	0%	42%	0%
Asia/Pacific	19.8	12.8	55%	0%	55%	0%
Europe/Middle East/Africa	70.4	55.6	27%	2%	25%	0%

Total	$216.6	$177.7	22%	1%	21%	0%

Net sales increased 22%, primarily due to increased selling volumes of 21%. The higher selling volumes in the first quarter of 2011 include the continued ramp up of new large commercial transport programs and inventory builds in anticipation of existing large commercial transport model announced build rate increases. In addition, the beginning of a recovery in the civil aircraft market drove higher selling volumes to our business jet and rotorcraft customers. Selling prices increased 1% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $26.7, or 12% of sales in 2011, compared with $21.0, or 12% of sales in 2010. The $5.7 increase in earnings was generated by increased selling volumes of $21.5, $5.1 of increased fixed cost absorption into inventory due to increased production levels, and increased selling prices of $2.4. These positive impacts were partially offset by higher manufacturing and freight costs of $11.4 due to increased spending in support of increased production volumes and higher benefit costs, $6.8 of cost escalations driven by higher raw material costs, and $5.0 of higher operating expenses due to continued investments in technology in support of new growth programs, increased selling expenses and increased benefit costs.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2011, our cash balance was $522.0 compared with $383.3 at December 31, 2010. At March 31, 2011, approximately 50% of our cash was located outside of the U.S.

Net Cash provided by Continuing Operations

Cash flows provided by operating activities of continuing operations were $21.5 in 2011 compared with $32.2 in 2010. Trade accounts receivable increased $59.6 due to higher sales with average days outstanding of 49 days for the first quarter of 2011, which is slightly higher than the 2010 fourth quarter average of 48 days. Inventory increased $49.4 due to increased demand and higher production volumes. Inventory average days on hand were at 69 days for the first quarter of 2011, which is slightly up compared to the 2010 fourth quarter average of 67 days. Accounts payable increased by $114.6 due to higher purchases reflecting higher demand levels. First quarter 2011 accounts payable average days outstanding were up at 58 days compared to the fourth quarter 2010 average of 51 days. Accrued expenses decreased $39.1, primarily due to payments related to 2010 incentive compensation. Other liabilities decreased $17.0 primarily due to contributions to our defined benefit plans. Through March 31, 2011, $16.3 and $3.7 in contributions were made, respectively, to our pension and postretirement plans. We expect to contribute $61.5 and $10.1, respectively, to our pension and postretirement plans in 2011.

Cash flows used in investing activities of continuing operations were $23.0 in 2011 compared to $26.2 in 2010. During the first quarter of 2011, we sold certain real estate and facilities of a former site for cash proceeds totaling $3.4, compared to proceeds from sales of real estate in 2010 of $1.7. Capital spending for the first three months of 2011 was $26.4 compared to $27.9 in 2010. Capital spending in 2011 is primarily attributable to investments for the strategic expansion of our growth businesses within the Specialty Chemicals and Engineered Materials segments, in addition to maintenance of business capital across the Company. We continue to evaluate the timing of the carbon fiber project put on hold in 2009, as market conditions change. Our capital spending for 2011 is expected to be in the range of $170.0 to $190.0.

Net cash flows used in financing activities were $30.6 in 2011 compared with $8.4 in 2010. During the first three months of 2011, we repurchased $23.8 of treasury stock, we paid cash dividends of $9.0, and we had net debt repayments of $1.5. The cash outflows were partly offset by $3.3 of proceeds from the exercise of stock options and $0.4 of excess tax benefits related to share-based payments.

Share repurchases

In the first quarter of 2011 we repurchased 440,000 shares of our common stock at a total cost of $23.8. Approximately $170.2 remained authorized under our stock buyback program as of March 31, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Dividends

Cash dividends paid in the first quarter of 2011 and 2010 were $9.0 and $1.9, respectively. Dividends paid in the first three months of 2011 and 2010 include $2.8 and $1.3, respectively, paid by a majority owned subsidiary to its minority shareholder. On January 27, 2011, our Board of Directors declared a quarterly cash dividend of $0.1250 per common share, payable on February 25, 2011 to stockholders of record as of February 10, 2011. On April 21, 2011, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2011 to shareholders of record as of May 10, 2011. The 2011 dividends represent the restoration of the dividend to the level it was in April 2009, prior to the dividend being reduced due to the economic uncertainty at the time.

Net Cash provided by Discontinued Operations

Cash provided by operating activities of discontinued operations for the first quarter of 2011 was $5.0 compared to $5.9 for the comparable period of 2010. These cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment.

Cash flows provided by investing activities of discontinued operations were $156.5 in 2011 compared with cash uses of $1.1 in 2010. In the first quarter 2011, we received cash proceeds of $158.8, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale. The 2010 activities related to capital spending at our Building Block Chemicals facilities. We expect to finalize our working capital adjustment regarding the sale of the business in 2011.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. We are in compliance with these covenants and expect to be in compliance for the remainder of the current facility which matures in June 2012. We have no borrowings outstanding under the agreement as of March 31, 2011. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At March 31, 2011, the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

We have not guaranteed any indebtedness of our unconsolidated associated company.

We are experiencing inflation primarily through higher costs for energy and commodities. If this continues, or extends further into other purchases and wages, it could impact our future operating results and/or capital expenditures. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1 in our 2010 Annual Report on Form 10-K.

Contractual Obligations and Commitments

In conjunction with the completion of the sale of our former Building Block Chemicals segment in the first quarter of 2011, we entered into long-term supply agreements with the Purchaser for the supply of two of our key raw materials. Under the terms of the agreements, we are obligated to purchase a substantial amount of our melamine and acrylonitrile needs from the purchaser of our former Building Block Chemicals segment for periods ranging from 3 to 10 years. The prices for the raw materials under the agreements are market-based.

Reference is also made to Note 11 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $38.9 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2011 OUTLOOK

In our April 21, 2011 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2011 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

In April 2011, we committed to a restructuring plan within the Coating Resins segment. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. The approved plan anticipates the termination of approximately 85 employees within the commercial, technical and administrative functions; a before-tax charge of approximately $12.0 related to severance is expected to be recorded in the second quarter 2011 results. We estimate annual before-tax savings resulting from this plan of approximately $11.0. We are continuing our overall review of the product line portfolio and infrastructure costs within the Coating Resins segment and it is possible that additional restructuring charges will be incurred as a result.

Additionally on April 1, 2011, we signed an agreement to sell a research and development facility and lease-back certain space in the facility. The agreement is subject to certain contingencies, including completion of due diligence by the buyer, and can be cancelled for any reason, or no reason, by the buyer. Given the fact that the facility is currently part of a larger asset grouping, and given the contingencies around the completion of the transaction which are out of our control, a stand-alone impairment test has not been performed. If the transaction is completed under its current terms, an estimated non-cash charge of $25-$35 could result.

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7A of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2011 and incorporated by reference herein. There were no changes to our critical accounting policies.

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

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 24, 2011, and incorporated by reference herein. Other 2011 financial instrument transactions include:

Commodity Price Risk: At March 31, 2011, we held natural gas forwards, with an unfavorable fair value of $0.4, which will be reclassified into Manufacturing Cost of Sales through June 2011 as the hedged natural gas purchases affect earnings. In March 2011, we closed all open natural gas hedges, and all purchases were matched with a sale of the same volume, eliminating the need for monthly settlements. The prices have been defined and will not change.

Interest Rate Risk: At March 31, 2011, our outstanding borrowings consisted of $6.3 of short-term borrowings and $639.9 of long-term debt. The long-term debt had a carrying and face value of $639.9 and $640.4, respectively, and a fair value of approximately $725.6.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2011, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2011, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2011, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $193.2. The favorable fair value of currency contracts, based on forward exchange rates at March 31, 2011, was approximately $3.8. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2011 would decrease by approximately $20.0. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

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

At March 31, 2011, the unfavorable fair value of the ten year swaps was $26.9. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 14 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures

Critical Factors	Change	Approximate Impact On Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$3.8
Euro interest rate curve	-10%	(3.5)
USD interest rate curve	+10%	(2.6)
USD interest rate curve	-10%	2.7
Euro/USD exchange rate	+10%	(32.7)
Euro/USD exchange rate	-10%	32.7

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 12 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the three months ended March 31, 2011, we repurchased common stock for $23.8 under our stock buyback program. Approximately $170.2 remained authorized under the buyback program as of March 31, 2011. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
February 1, 2011 - February 28, 2011	165,000	$55.24	165,000	$184.9
March 1, 2011 - March 31, 2011	275,000	$53.24	275,000	$170.2

Item 6.	EXHIBITS

(a).	Exhibits

See Exhibit Index on page 33 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and
Chief Financial Officer

April 25, 2011

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2011 and 2010

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.