Form 10-Q
period 2011-06-30
CYTEC INDUSTRIES INC/DE/
filed 2011-07-28
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 49,584,909 shares of common stock outstanding at July 15, 2011.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$797.9	$702.0	$1,563.9	$1,348.6
Manufacturing cost of sales	596.6	512.1	1,182.2	1,000.8
Selling and technical services	62.5	50.4	117.1	98.5
Research and process development	27.4	18.4	46.6	36.0
Administrative and general	34.5	33.1	66.8	62.1
Amortization of acquisition intangibles	9.9	9.0	19.4	18.5
Gain on sale of assets	—	—	3.3	—

Earnings from operations	67.0	79.0	135.1	132.7
Other expense, net	2.1	1.7	6.2	2.0
Net loss on early extinguishment of debt	0.2	—	0.3	0.7
Equity in earnings of associated companies	0.2	0.3	0.8	0.4
Interest expense, net	9.6	7.9	18.8	16.1

Earnings from continuing operations before income taxes	55.3	69.7	110.6	114.3
Income tax provision	18.3	18.6	33.3	41.2

Earnings from continuing operations	37.0	51.1	77.3	73.1

Earnings from operations of discontinued business, net of tax	1.1	11.3	7.9	15.0
Gain (loss) on sale of discontinued operations, net of tax	(2.2)	—	34.6	—

Earnings (loss) from discontinued operations, net of tax	(1.1)	11.3	42.5	15.0

Net earnings	35.9	62.4	119.8	88.1
Less: Net earnings attributable to noncontrolling interests	(0.8)	(0.6)	(1.5)	(1.5)

Net earnings attributable to Cytec Industries Inc.	$35.1	$61.8	$118.3	$86.6

Earnings per share attributable to Cytec Industries Inc.
Basic earnings (loss) per common share
Continuing operations	$0.73	$1.03	$1.53	$1.46
Discontinued operations	(0.02)	$0.23	0.86	$0.30

	$0.71	$1.26	$2.39	$1.76

Diluted earnings (loss) per common share
Continuing operations	$0.72	$1.02	$1.51	$1.45
Discontinued operations	(0.02)	0.22	0.85	0.30

	$0.70	$1.24	$2.36	$1.75

Dividends per common share	$0.1250	$0.0125	$0.2500	$0.025

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$485.1	$383.3
Trade accounts receivable, less allowance for doubtful accounts of $4.5 and $4.2 in 2011 and 2010, respectively	468.5	370.6
Other accounts receivable	49.2	51.4
Inventories	462.7	350.0
Deferred income taxes	35.6	40.6
Other current assets	19.5	22.4
Current assets held for sale	—	93.1

Total current assets	1,520.6	1,311.4

Investment in associated companies	21.5	19.7
Plants, equipment and facilities, at cost	2,008.1	1,937.5
Less: accumulated depreciation	(875.3)	(811.3)

Net plant investment	1,132.8	1,126.2

Acquisition intangibles, net of accumulated amortization of $277.8 and $245.9 in 2011 and 2010, respectively	346.1	347.0
Goodwill	707.7	685.7
Deferred income taxes	23.1	24.1
Other assets	105.2	88.5
Non-current assets held for sale	—	71.3

Total assets	$3,857.0	$3,673.9

Liabilities
Current liabilities
Accounts payable	$381.8	$263.6
Short-term borrowings	3.7	6.1
Accrued expenses	217.6	223.2
Income taxes payable	24.8	19.7
Deferred income taxes	3.7	3.1
Current liabilities held for sale	—	63.9

Total current liabilities	631.6	579.6

Long-term debt	636.1	641.5
Pension and other postretirement benefit liabilities	327.6	364.2
Other noncurrent liabilities	302.5	272.8
Deferred income taxes	72.3	71.3
Non-current liabilities held for sale	—	7.6
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,583,113 in 2011 and 49,445,350 in 2010	0.5	0.5
Additional paid-in capital	459.1	451.5
Retained earnings	1,398.9	1,293.0
Accumulated other comprehensive income (loss)	64.7	(14.4)
Treasury stock, at cost, 757,043 shares in 2011 and 767 shares in 2010	(41.3)	—

Total Cytec Industries Inc. stockholders’ equity	1,881.9	1,730.6

Noncontrolling interests	5.0	6.3
Total equity	1,886.9	1,736.9

Total liabilities and stockholders’ equity	$3,857.0	$3,673.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

Six months ended June 30,	2011	2010
Cash flows provided by (used in) operating activities
Net earnings	$119.8	$88.1
Earnings from discontinued operations	(42.5)	(15.0)

Earnings from continuing operations	77.3	73.1

Noncash items included in earnings from continuing operations:
Depreciation	47.4	42.3
Amortization	23.1	22.5
Share-based compensation	6.3	5.6
Deferred income taxes	18.9	21.9
Gain on sale of assets	(3.3)	(2.3)
Loss on early extinguishment of debt	0.3	0.7
Unrealized (gain) loss on derivative instruments	(1.6)	2.8
Other	(0.2)	0.3
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(73.8)	(93.4)
Other receivables	11.9	13.8
Inventories	(100.4)	(63.7)
Other assets	(0.8)	(2.3)
Accounts payable	111.5	104.9
Accrued expenses	(18.3)	3.4
Income taxes payable	(13.4)	14.2
Other liabilities	(34.7)	(37.4)

Net cash provided by operating activities of continuing operations	50.2	106.4
Net cash (used in) provided by operating activities of discontinued operations	(8.3)	18.0

Net cash provided by operating activities	41.9	124.4

Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(51.3)	(52.9)
Net proceeds received on sale of assets	3.4	1.7

Net cash used in investing activities of continuing operations	(47.9)	(51.2)
Net cash provided by (used in) investing activities of discontinued operations	156.5	(2.7)

Net cash provided by (used in) investing activities	108.6	(53.9)

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(5.8)	(15.5)
Change in short-term borrowings	(2.4)	(1.5)
Cash dividends	(15.1)	(2.5)
Proceeds from the exercise of stock options	5.6	8.6
Purchase of treasury stock	(46.8)	—
Excess tax benefits from share-based payment arrangements	1.1	0.8

Net cash used in financing activities	(63.4)	(10.1)

Effect of currency rate changes on cash and cash equivalents	14.7	(10.6)

Increase in cash and cash equivalents	101.8	49.8

Cash and cash equivalents, beginning of period	383.3	261.7

Cash and cash equivalents, end of period	$485.1	$311.5

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

2. NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are effective for us in the first quarter 2012, and will be applied prospectively. We do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, requiring entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It is effective for us beginning in the first quarter of 2012, and will not impact our results of operations or financial position.

3. DISCONTINUED OPERATIONS

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. In the second quarter of 2011, we recorded a pre-tax charge of $3.5 primarily to increase the provision for the expected final working capital settlement on the sale. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. For the three and six months ended June 30, 2011, we recorded an after-tax (loss) gain on the sale of $(2.2) and $34.6, respectively, which are included in Gain (loss) on sale of discontinued operations, net of tax in the Consolidated Statements of Income.

The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.

The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$0.0	$171.9	$96.2	$312.1

Earnings from operations of discontinued business before income taxes	$0.0	$16.7	$10.0	$22.2
Income tax (expense) benefit	1.1	(5.4)	(2.1)	(7.2)
Gain (loss) on sale of discontinued operations	(3.5)	0.0	55.3	0.0
Income tax (expense) benefit on gain (loss) on sale	1.3	0.0	(20.7)	0.0

Earnings (loss) from discontinued operations, net of tax	$(1.1)	$11.3	$42.5	$15.0

4. OTHER DIVESTITURES

During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Gain on sale of assets in the accompanying statements of income for the six months ended June 30, 2011.

In the fourth quarter of 2010, we entered into an agreement to sell our site in San Fernando, Spain, to the local municipality for €13.5 (approximately $19.6 using the exchange rate as of June 30, 2011). We ceased operations at the facilities in the first quarter of 2011, and will clean and prepare the site and land, which we expect to transfer to the municipality in mid-2012. Proceeds from the sale of the land will be received in installments during 2011 and 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, projected to be in 2012.

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other expense, net in the accompanying statements of income for the six months ended June 30, 2010.

5. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Aggregate pre-tax restructuring charges/(credits) included in the statements of income were recorded by line item as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Manufacturing cost of sales	$0.8	$5.0	$0.7	$4.8
Selling and technical services	4.7	0.0	4.7	(0.1)
Research and process development	6.8	0.0	6.4	0.0
Administrative and general	0.2	(0.5)	0.0	(0.6)
Other expense, net	0.0	0.3	0.0	0.3

Total	$12.5	$4.8	$11.8	$4.4

Details of our 2011 restructuring initiatives are as follows:

In April 2011, we approved plans to realign the supporting structure of our Coating Resins segment to meet the current business needs. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. These actions resulted in a restructuring charge of $11.5 related to severance for the elimination of 85 positions in the segment’s commercial, technical and administrative functions, primarily in Europe.

The remaining reserve of $10.2 at June 30, 2011 for the above initiative is expected to be paid through the first quarter of 2012.

Details of our 2010 restructuring initiatives are as follows:

In the fourth quarter of 2010, we initiated restructuring actions in our Coating Resins segment at our San Fernando, Spain facility after reaching agreement for the transfer of the site to the local municipality in exchange for monetary consideration, discussed in Note 4. These actions resulted in a restructuring charge of $6.6 related to the severance of 38 positions, offset by credits of $3.6 primarily related to the reversal of asset retirement obligations.

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites included in our Coating Resins segment. These plans resulted in a restructuring charge of $4.0 in 2010, of which $1.5 relates to the severance of nine positions, and $2.5 relates to the write-down of certain manufacturing assets.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5 in 2010, of which $0.4 related to the severance of 10 positions, $1.7 related to asset write-offs, and $3.4 related to decommissioning activities, all of which related to our In-Process Separation segment.

For the three and six months ended June 30, 2011, we recorded net unfavorable adjustments of $1.0 and $1.3, respectively, related to our 2010 restructuring initiatives.

The remaining reserve of $6.0 at June 30, 2011 for our 2010 restructuring initiatives is expected to be paid through 2012.

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

In 2009, we launched restructuring initiatives at several of our Specialty Chemical manufacturing locations, which resulted in restructuring charges totaling $70.4, of which $40.4 is associated with severance and other employee benefits and $30.0 is associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives are as follows:

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

The above manufacturing restructuring initiatives included the elimination of 365 positions. During 2010 we recorded a net favorable adjustment of $0.9.

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

For the three and six months ended June 30, 2011, we recorded net favorable adjustments of $0.0 and $1.0 respectively, related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed in 2011.

The remaining reserve at June 30, 2011 of $2.8 relating to 2009 restructuring initiatives is expected to be paid through 2013.

	2009 Restructuring Initiatives		2010 Restructuring Initiatives		2011 Restructuring Initiatives	Total
Balance December 31, 2009	$ 30.8		$ 0.0		$ 0.0	$ 30.8
2010 charges (credits)	(3.6)		12.4		0.0	8.8
Non-cash items	0.0		(0.5)	(1)	0.0	(0.5)
Cash payments	(15.2)		(3.3)		0.0	(18.5)
Currency translation adjustments	(1.3)		0.1		0.0	(1.2)
Balance December 31, 2010	$ 10.7		$ 8.7		$ 0.0	$ 19.4
1st quarter charges/(credits)	(1.0)		0.3		0.0	(0.7)
Non-cash items	0.0		0.0		0.0	0.0
Cash payments	(1.2)		(2.8)		0.0	(4.0)
Currency translation adjustments	0.4		0.4		0.0	0.8
Balance March 31, 2011	$ 8.9		$ 6.6		$ 0.0	$15.5
2nd quarter charges	0.0		1.0		11.5	12.5
Non-cash items	0.0		0.0		0.0	0.0
Cash payments	(6.0)	(2)	(1.7)		(1.4)	(9.1)
Currency translation adjustments	(0.1)		0.1		0.1	0.1
Balance June 30, 2011	$ 2.8		$ 6.0		$ 10.2	$19.0

(1)	Represents write-offs of $4.1 related to inventories and construction in progress at our Mt. Pleasant, Tennessee facility and write-off of plant assets at a certain European facility; offset by reversals of asset retirement obligations related to certain European facilities.
(2)	Includes a $5.4 payment to an insurance company to transfer a long term severance liability.

6. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the six months ended June 30, 2011 and 2010 are noted in the following table:

Six Months Ended June 30,	2011	2010
Expected life (years)	6.2	6.1
Expected volatility	40.0%	43.3%
Expected dividend yield	1.04%	0.19%
Risk-free interest rate	3.36%	3.75%
Weighted-average fair value per option	$20.83	$16.49

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

Stock Award and Incentive Plan

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2011, there were approximately 1,300,000 shares reserved for issuance under the 1993 Plan, and 3,800,000 shares underlying all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2011 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,417,687	$40.76
Granted	416,718	51.49
Exercised	(223,166)	30.10
Forfeited	(132,797)	47.63

Outstanding at June 30, 2011	3,478,442	$42.44	5.8	$51.6

Exercisable at June 30, 2011	2,593,647	$43.03	4.8	$37.2

During the six months ended June 30, 2011, we granted 416,718 stock options. The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2011 and 2010 was $20.83 and $16.49 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.8 and $2.1 during the three months ended June 30, 2011 and 2010, respectively, and $3.7 and $4.0 during the six months ended June 30, 2011 and 2010, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2011 and 2010 was $5.7 and $3.5, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the six months ended June 30, 2011 and 2010 was $6.8 and $7.6, respectively.

As of June 30, 2011, there was $10.0 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.4 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $2.1 and $1.0, for the six months ended June 30, 2011 and 2010, respectively. Cash received from stock options exercised was $5.6 and $8.6 for the six months ended June 30, 2011 and 2010, respectively.

Cash-Settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the six months ended June 30, 2011 and the six months ended June 30, 2010 was less than $0.1. The total amount of pre-tax (income) expense recognized for cash-settled SARS was $(0.2) and $0.9 for the six months ended June 30, 2011 and 2010, respectively. The liability related to our cash-settled SARS was $2.4 at June 30, 2011 and $2.6 at December 31, 2010.

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

A summary of non-vested stock and non-vested stock units for the six months ended June 30, 2011 is presented below:

Non-vested stock and stock units	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2011	124,740	$35.19
Granted	70,626	$52.02
Vested	(4,840)	$56.85
Forfeited	(4,092)	$44.57

Nonvested at June 30, 2011	186,434	$40.53

During the six months ended June 30, 2011, we granted 58,242 non-vested stock units to employees and 12,384 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the nonvested stock and nonvested stock units on the date of grant was $52.02 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock, non-vested stock units and performance stock was $0.7 and $0.5 for the three months ended June 30, 2011 and 2010, respectively, and was $1.2 and $0.9 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $4.0 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of June 30, 2011 and December 31, 2010 was approximately $0.3 and $0.2, respectively.

As of June 30, 2011 and December 31, 2010, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $71.5 and $70.3, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Earnings from continuing operations	$36.2	$50.5	$75.8	$71.6
Earnings (loss) from discontinued operations, net of tax	$(1.1)	$11.3	$42.5	$15.0

Net earnings attributable to Cytec Industries Inc.	$35.1	$61.8	$118.3	$86.6

Denominator:
Weighted average shares outstanding	49,257	49,226	49,438	49,152
Effect of dilutive shares:
Options and stock-settled SARS	577	428	570	409
Non-vested shares and units	84	48	80	45

Diluted average shares outstanding	49,918	49,702	50,088	49,606

Basic earnings per common share:
Earnings from continuing operations	$0.73	$1.03	$1.53	$1.46
Earnings (loss) from discontinued operations	$(0.02)	$0.23	$0.86	$0.30

Net earnings per common share attributable to Cytec Industries Inc.	$0.71	$1.26	$2.39	$1.76

Diluted earnings per common share:
Earnings from continuing operations	$0.72	$1.02	$1.51	$1.45
Earnings (loss) from discontinued operations	$(0.02)	$0.22	$0.85	$0.30

Net earnings per common share attributable to Cytec Industries Inc.	$0.70	$1.24	$2.36	$1.75

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Six Months Ended June 30,	2011	2010
Options	437	722
Stock-Settled SARS	404	1,230
Non-vested shares/units	0	11

Total	841	1,963

8. INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Finished goods	$306.8	$237.4
Work in progress	35.7	29.0
Raw materials and supplies	120.2	83.6

Total inventories	$462.7	$350.0

9. DEBT

Long-term debt consisted of the following:

	June 30, 2011		December 31, 2010
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$0.0	$0.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.5	140.7	141.1
6.0% Notes Due October 1, 2015	250.0	249.7	250.0	249.7
8.95% Notes Due July 1, 2017	250.0	249.5	250.0	249.4
Other	1.4	1.4	1.3	1.3

Long-term Debt	$636.6	$636.1	$642.0	$641.5

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the first and second quarters of 2011, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $1.6 and $3.8, respectively, for total purchase prices of $1.7 and $4.1, respectively, including accrued interest, resulting in losses of $0.1 and $0.2, respectively. Net loss from our debt repurchases is included in net loss on early extinguishment of debt in the accompanying statement of income.

During the first and second quarters of 2010, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $14.5 and $0.3, respectively, for total purchase prices of $15.2 and $0.3, respectively, including accrued interest, resulting in losses of $0.7 and $0.0, respectively.

On June 21, 2011, we amended and restated our existing Five Year Credit Agreement (the “Agreement”). The material terms and conditions of the Agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Agreement continues to be $400.0 but now includes a $25.0 swing line and the term of the Agreement was extended to June 21, 2016. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term of the Agreement through June 21, 2019 and to increase the maximum amount we may borrow under the Agreement to up to $500.0.

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at June 30, 2011. We continue to be required to comply with certain customary financial covenants under the Agreement: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

At June 30, 2011 and December 31, 2010, the fair value of our long-term debt was $732.4 and $726.9, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.90% and 6.79% as of June 30, 2011 and 2010, respectively. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2011 and 2010 was 1.54% and 1.16%, respectively.

10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2011 and December 31, 2010, the aggregate environmental related accruals were $110.6 and $104.6, respectively, of which $5.5 is included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2011 and 2010 was $1.4 and $0.9, respectively, and for the six months ended June 30, 2011 and 2010 was $2.6 and $2.0, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may adjust our environmental related accruals from time to time. During the six months ended June 30, 2011, based on additional information generated by site evaluations, we increased our environmental related accruals by $5.6, primarily related to inactive sites in the U.S. to meet new remediation design requirements of the relevant authorities.

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

As of June 30, 2011 and December 31, 2010, the aggregate self-insured and insured contingent liability was $57.4 and $57.4, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $23.4 at June 30, 2011 and $24.3 at December 31, 2010. The asbestos liability included in the above amounts at June 30, 2011 and December 31, 2010 was $43.0 and $43.5, respectively, and the insurance receivable related to the liability as well as claims for past payments was $22.6 at June 30, 2011 and $23.8 at December 31, 2010. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	0	100

Number of claimants at end of period	7,900	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

During the third quarter of 2009, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables. This study, which updated our previous study prepared in the third quarter of 2006, was based on, among other things, the incidence and nature of historical claims data through June 30, 2009, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

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

Lead Pigment

We currently are one of several defendants in eight personal injury lead ingestion cases, consisting of 172 plaintiffs venued in federal and state courts in Milwaukee, Wisconsin. One of the eight cases consists of 164 claimants, each alleging personal injury as a result of the ingestion of white lead carbonate in paint. The remaining seven cases consist of less than 10 total plaintiffs. We believe that the eight personal injury suits against us are without merit and we are vigorously defending them.

In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future. In July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case, together with our non-existent or diminutive market share, reinforces our belief that we have no liability in any of the Wisconsin cases, and accordingly, we have not recorded a loss contingency.

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

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$35.9	$62.4	$119.8	$88.1
Other comprehensive income (loss):
Accumulated pension liability, net of tax	2.0	1.5	9.7	10.3
Unrealized (losses)/gains on cash flow hedges, net of tax	(0.1)	4.5	0.5	0.4
Foreign currency translation adjustments	23.7	(62.1)	69.0	(89.8)

Comprehensive income	$61.5	$6.3	$199.0	$9.0

Less: Comprehensive income attributable to noncontrolling interest	(0.8)	(0.6)	(1.5)	(1.7)

Comprehensive income attributable to Cytec Industries Inc.	$60.7	$5.7	$197.5	$7.3

12. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2011 was a tax provision of 33.1% ($18.3) and 30.1% ($33.3), respectively, compared to 26.7% ($18.6) and 36.1% ($41.2) or the three and six months ended June 30, 2010. The 2011 effective tax rate for the quarter was unfavorably impacted by discrete tax expenses of $0.7 and for the year-to-date period was favorably impacted by discrete tax benefits of $1.6 attributable to several tax jurisdictions.

For the six months ended June 30, 2010, the rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation pursuant to The Patient Protection and Affordable Care Act, as signed into law on March 23, 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively “the Act”). The impact of the Act will reduce the future tax deductions with respect to the Company’s prescription drug costs. Accordingly, we recorded a charge of $8.3 to tax expense from continuing operations in the first quarter 2010 to reflect the reduction in the related deferred tax asset. This unfavorable impact was partially offset in the second quarter 2010 by a tax benefit of $2.9 primarily attributable to the remeasurement of the future utilization of deferred tax assets in a European tax jurisdiction.

As of June 30, 2011, the amount of unrecognized tax benefits is $39.8 (excluding interest), of which $23.5 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2010 was $38.3 (excluding interest), of which $21.7 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.6 as of December 31, 2010, which increased an additional $0.7 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $7.3 as of June 30, 2011.

13. OTHER FINANCIAL INFORMATION

Dividends

On April 21, 2011, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2011 to shareholders of record as of May 10, 2011. Cash dividends paid in the second quarter of 2011 and 2010 were $6.1 and $0.6, respectively, and for the six months ended June 30, 2011 and 2010 were $15.1 and $2.5, respectively. Dividends paid in the first six months of 2011 and 2010 include $2.8 and $1.3, respectively, paid by a majority owned subsidiary to its minority shareholder. On July 21, 2011 the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2011 to shareholders of record as of August 10, 2011.

Income taxes paid

Income taxes paid for the six months ended June 30, 2011 and 2010 were $42.1 and $27.0, respectively.

Interest

Interest paid for the six months ended June 30, 2011 and 2010 was $21.3 and $15.8, respectively. Interest income for the six months ended June 30, 2011 and 2010 was $1.6 and $3.3, respectively.

Stock repurchases

In the first quarter of 2011 we repurchased 440,000 shares of our common stock at a total cost of $23.8. In the second quarter of 2011 we repurchased 415,000 shares of our common stock at a total cost of $23.0. Approximately $147.2 remained authorized under our stock buyback program as of June 30, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

14. SEGMENT INFORMATION

As discussed in Note 3, the former Building Block Chemicals segment is reported as discontinued operations for all periods presented. Summarized segment information for our four segments for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Sales:
Coating Resins	$421.5	$368.9	$825.1	$710.4
Additive Technologies
Sales to external customers	72.9	66.1	140.3	128.4
Intersegment sales	0.4	0.2	0.7	0.5
In Process Separation	81.9	70.7	160.3	135.8
Engineered Materials	221.6	196.3	438.2	374.0

Net sales from segments	798.3	702.2	1,564.6	1,349.1
Elimination of intersegment revenue	(0.4)	(0.2)	(0.7)	(0.5)

Total consolidated net sales	$797.9	$702.0	$1,563.9	$1,348.6

	Three months ended June 30,				Six months ended June 30,
	2011	% of Sales	2010	% of Sales	2011	% of Sales	2010	% of Sales
Earnings from operations:
Coating Resins	$28.2	7%	$28.0	8%	$47.0	6%	$44.7	6%
Additive Technologies	10.1	14%	10.7	16%	18.2	13%	19.0	15%
In Process Separation	15.6	19%	14.3	20%	32.0	20%	29.2	22%
Engineered Materials	30.4	14%	38.6	20%	57.0	13%	59.6	16%

Earnings from segments	84.3	11%	91.6	13%	154.2	10%	152.5	11%
Corporate and Unallocated, net	(17.3)		(12.6)		(19.1)		(19.8)

Total earnings from operations	$67.0	8%	$79.0	11%	$135.1	9%	$132.7	10%

(1)	For the three and six months ended June 30, 2011, Corporate and Unallocated includes net pre-tax charges of $12.5 and $11.8, respectively, for restructuring charges primarily related to our Coating Resins segment, and a gain on the sale of assets of a certain Latin American subsidiary for $3.3. For the three and six months ended June 30, 2010, Corporate and Unallocated includes pre-tax charges of $4.5 and $4.1, respectively, related to the exit of certain phosphorus derivative products and net favorable adjustments of previously recorded restructuring liabilities. Corporate and unallocated also includes costs previously allocated to the operations of our discontinued Building Block Chemicals Segment of $0.0 and $1.0 for three and six months ended June 30, 2011, and $1.7 and $3.1 for three and six months ended June 30, 2010, respectively.

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2010:
Goodwill	729.1	19.6	54.7	254.9	1,058.3
Accumulated impairment charges	(372.6)	0.0	0.0	0.0	(372.6)

	$356.5	$19.6	$54.7	$254.9	$685.7
Currency exchange:
Goodwill	42.9	0.0	(0.1)	(0.1)	42.7
Accumulated impairment charges	(20.7)	0.0	0.0	0.0	(20.7)

	22.2	0.0	(0.1)	(0.1)	22.0
Balance, June 30, 2011:
Goodwill	772.0	19.6	54.6	254.8	1,101.0
Accumulated impairment charges	(393.3)	0.0	0.0	0.0	(393.3)

	$378.7	$19.6	$54.6	$254.8	$707.7

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2011	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Technology-based	15.1	$57.5	$55.6	$(39.0)	$(35.9)	$18.5	$19.7
Marketing-related	<2.0	2.1	1.9	(2.1)	(1.9)	0.0	0.0
Marketing-related	15.4	66.0	63.7	(32.7)	(29.3)	33.3	34.4
Marketing-related	40.0	48.1	44.4	(6.0)	(5.0)	42.1	39.4
Customer-related	15.0	450.2	427.3	(198.0)	(173.8)	252.2	253.5

Total		$623.9	$592.9	$(277.8)	$(245.9)	$346.1	$347.0

Amortization of acquisition intangibles for the three months ended June 30, 2011 and 2010 was $9.9 and $9.0, respectively, and for the six months ended June 30, 2011 and 2010 was $19.4 and $18.5, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2011 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2011	2012	2013	2014	2015	2016
Intangibles Amortization Expense	$38.8	$38.8	$38.2	$37.6	$36.7	$33.8

16.	DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2011, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other (expense)/income, net.

At June 30, 2011, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totaled $175.3. Of this total, $110.7 was attributed to the exposure in forward selling/purchase of USD. The remaining $64.6 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net favorable (unfavorable) fair values of currency contracts, based on forward exchange rates at June 30, 2011 and December 31, 2010 were $1.2 and $(0.4), respectively.

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

Certain five and ten year swaps fixed the USD equivalent cash flows of the Euro loans and eliminated foreign exchange variability, since the notional amounts of the swaps equaled that of the loans, and all cash flow dates and interest rates coincided between the swaps and the loans; therefore no ineffectiveness was expected or occurred. Certain currency swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that results from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the five year swaps were de-designated as cash flow hedges and we executed new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps that were due on October 1, 2010.

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

All cross currency swaps are recorded at fair value as either assets or liabilities. We accrued the periodic net swap interest payments due each period in the consolidated income statement for the cash flow hedges. Each period we recorded the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to its de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurred during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

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

At June 30, 2011, the unfavorable fair value of the ten year swaps was $34.2. At December 31, 2010, the unfavorable fair value of the ten year swaps was $16.5.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we used natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which were highly effective at achieving offsetting cash flows of the underlying natural gas purchases, had been designated as cash flow hedges of our forecasted natural gas purchases and were reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income (loss) on an after-tax basis. Any ineffectiveness, which represented the amount by which the cumulative change in the cash flows of the forward contract was not completely offset by the cumulative change in the cash flows of the hedged transaction, was recognized in other (expense)/income, net in the current period. During the three and six months ended June 30, 2011 and 2010, there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses were reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affected earnings.

During the first quarter of 2011, we terminated our natural gas hedge contracts, and as of June 30, 2011, we no longer held any natural gas forwards.

At June 30, 2011, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2011, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural Gas Forwards							Accrued expenses	$0.8
Cross currency swaps (1)	Other current assets	$0.1	Other current assets	$0.5	Other noncurrent liabilities	34.3	Other noncurrent liabilities	$17.0

Total derivatives designated as hedging instruments:		$0.1		$0.5		$34.3		$17.8
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$2.1	Other current assets	$2.6	Accrued expenses	$0.9	Accrued expenses	$3.0

Total derivatives not designated as hedging instruments:		$2.1		$2.6		$0.9		$3.0

Total derivatives		$2.2		$3.1		$35.2		$20.8

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three and six months ended June 30, 2011 and 2010:

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Natural Gas Forwards	$(0.2)	$0.5	Manufacturing cost of sales	$(0.3)	$(1.2)		$0.0	$0.0
Cross currency swaps (1)		20.2	Other (expense) income, net		26.6

Total	$(0.2)	$20.7		$(0.3)	$25.4		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Cross currency swaps (1)	$(4.1)	0.0		$0.0	0.0		$0.0	$0.0
Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,

	2011	2010		2011	2010		2011	2010
Natural Gas Forwards	$—	$(2.0)	Manufacturing cost of sales	$(2.1)	$(2.3)		$0.0	$0.0
Cross currency swaps		29.5	Other (expense) income, net		43.8

Total	$—	$27.5		$(2.1)	$41.5		$0.0	$0.0

Derivatives in Net Investment Hedging	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Cross currency swaps (1)	$(10.4)	$0.0		$0.0	$0.0		$0.0	$0.0

(1)	Ten year swap.

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three and six months ended June 30, 2011 and 2010:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative

		Three Months Ended June 30,
		2011	2010
Foreign currency forwards	Other expense, net	$0.2	$(7.6)
Cross currency swaps (1)	Other expense, net	—	(1.0)
Cross currency swaps (1)	Interest expense, net	—	1.0
Cross currency swaps (2)	Interest expense, net	—	1.2

Total		$0.2	$(6.4)

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Six Months Ended June 30,
		2011	2010
Foreign currency forwards	Other expense, net	$4.0	$(9.2)
Cross currency swaps (1)	Other expense, net	—	(2.0)
Cross currency swaps (1)	Interest expense, net	—	2.0
Cross currency swaps (2)	Interest expense, net	—	2.4

Total		$4.0	$(6.8)

(1)	Two and five year swaps.

(2)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

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

All of our derivatives are valued based on Level 2 inputs. Our currency forwards are valued based on readily available published indices for currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2011, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at June 30, 2011 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$1.2
Cross currency swaps	(34.2)

Total	$(33.0)

As of June 30, 2011, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three and six months ended June 30, 2011. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended June 30,	2011	2010	2011	2010
Service cost	$2.3	$2.3	$0.2	$0.3
Interest cost	12.5	11.8	2.9	2.8
Expected return on plan assets	(13.2)	(12.0)	(0.7)	(0.9)
Net amortization	5.0	4.2	(1.6)	(2.5)

Net periodic cost	$6.6	$6.3	$0.8	$(0.3)

	Pension Plans		Postretirement Plans
Six Months Ended June 30,	2011	2010	2011	2010
Service cost	$4.7	$4.7	$0.5	$0.7
Interest cost	24.8	23.8	5.7	5.5
Expected return on plan assets	(26.3)	(24.1)	(1.4)	(1.7)
Net amortization	10.0	8.4	(3.4)	(5.1)
Curtailment loss (gain) (1)	0.1	0.0	(1.1)	0.0

Net periodic cost	$13.3	$12.8	$0.3	$(0.6)

(1)	Net curtailment gain of $1.0 resulted from the sale of the Building Block Chemicals segment and is included in gain on sale of discontinued operations, net of tax in the consolidated statements of income for the six months ended June 30, 2011.

We disclosed in our 2010 Annual Report on Form 10-K that we expected to contribute $61.5 and $10.1, respectively, to our pension and postretirement plans in 2011. Through June 30, 2011, $31.7 and $5.3 in contributions were made to our pension and postretirement plans, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended June 30, 2011 and 2010 were $5.7 and $5.8, respectively, and for the six months ended June 30, 2011 and 2010 were $14.8 and $13.5, respectively.

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

The March 2011 earthquake and related tsunami disasters in Japan have impacted our operations there, including the operations of our joint-venture, Daicel-Cytec. The impact is not expected to be material to Cytec’s 2011 earnings.

Quarter Ended June 30, 2011, Compared With Quarter Ended June 30, 2010

Consolidated Results

Net sales for the second quarter of 2011 were $797.9 compared with $702.0 for the second quarter of 2010. Overall, net sales increased 14%, of which 10% was attributable to price increases and 5% was attributable to changes in exchange rates. Changes in volume in the second quarter of 2011 decreased net sales by the 1% compared to the second quarter of 2010. Coating Resins net sales increased 14%, of which 15% is due to price increases, and the impact of changes in foreign exchange rates increased sales by 8%, offset by 9% lower volume. Additive Technologies net sales increased 10% due to price increases of 8% and changes in foreign exchange of 5%, offset by 3% lower volume. In Process Separation sales increased 16% primarily due to increased volumes, and Engineered Materials sales increased 13% primarily due to increased volumes and price increases.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $596.6, or 74.8% of net sales in the second quarter of 2011, compared with $512.1, or 72.9% of sales in the second quarter of 2010. The 1.9% increase in manufacturing cost as a percentage of sales is primarily due to higher raw material costs. Total manufacturing costs increased by $84.5 due mainly to increased raw material costs of $58.6 and changes in foreign exchange rates which increased costs by $29.3, partially offset by lower restructuring costs of $4.2.

Overall operating expenses increased $22.5, from $101.9 in 2010 to $124.4 in the second quarter of 2011. This is due to higher restructuring costs related to our Coating Resins segment of $12.2, higher operating costs for increased personnel to support our growth businesses and general wage inflation of $4.8, and the impact of exchange rates which increased total operating expenses in the second quarter of 2011 by $5.5. Selling and technical services expenses were $62.5 versus $50.4 in the second quarter of 2010, resulting from higher restructuring costs of $4.7, with the remaining increase principally in the Engineered Materials and In Process Separation segments. Research and process development expenses were $27.4 versus $18.4 in the prior year, as a result of higher restructuring costs of $6.8, with the remaining increase mostly in Engineered Materials segment. Administrative and general expenses were $34.5 versus $33.1 in the prior year with the Engineered Materials segment experiencing the largest increase.

Amortization of acquisition intangibles was $9.9 in the second quarter of 2011 compared to $9.0 in 2010, with the impact of foreign exchange rates as the reason for the increase.

The 2011 loss on early extinguishment of debt was $0.2, compared to $0.0 in the second quarter of 2010 due to the early repurchase of $3.8 of Notes due in 2013.

Other expense, net was $2.1 in the second quarter of 2011 compared with $1.7 in the second quarter of 2010.

Interest expense, net was $9.6 in the second quarter of 2011 compared with $7.9 in the prior year. The increase of $1.7 is primarily due to reduced interest income of $1.8 due to the expiration of our October 1, 2010 cross currency swap.

The effective income tax rate for the quarter ended June 30, 2011 was a tax provision of 33.1% ($18.3), compared to 26.7% ($18.6) for the quarter ended June 30, 2010. The 2011 effective tax rate for the quarter was unfavorably impacted by discrete tax expenses of $0.7 attributable to several tax jurisdictions.

The effective tax rate for the quarter ended June 30, 2010, was favorably impacted by a $2.9 tax benefit primarily attributable to the re-measurement of the future utilization of deferred tax assets in a European tax jurisdiction.

Earnings (loss) from discontinued operations, net of tax, was a loss of $1.1 in the second quarter of 2011, compared with earnings of $11.3 in 2010. In the second quarter of 2011, discontinued operations included an after tax loss of $2.2 related to post-closing, working capital adjustments, which were offset by $1.1 of tax benefits associated with the former Building Block Chemicals segment’s allocable portion of our revised full year estimated U.S. domestic manufacturing deduction. The 2010 earnings reflect the results of our former Building Block Chemicals segment. The sale occurred in the first quarter of 2011.

Net earnings for the second quarter of 2011 was $35.1 ($0.70 per diluted share), a $26.7 decrease from the net earnings of $61.8 ($1.24 per diluted share) in the same period in 2010. The second quarter of 2011 includes a $9.0 after-tax charge, or $0.18 per diluted share, for restructuring activities principally related to the Coating Resins segment and a $0.7 after-tax charge, or $0.01 per diluted share, related to an increase in the environmental liability at an inactive site for an updated estimate of future remedial costs. Included in the second quarter of 2010 was $3.1 of after-tax expenses related to the exit of certain phosphorus products at our Mt. Pleasant manufacturing facility.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$88.1	$85.1	4%	12%	-8%	0%
Latin America	17.3	16.7	4%	12%	-9%	1%
Asia/Pacific	90.2	86.2	5%	12%	-14%	7%
Europe/Middle East/Africa	225.9	180.9	25%	17%	-5%	13%

Total	$421.5	$368.9	14%	15%	-9%	8%

Net sales were up 14% primarily due to increased selling prices of 15% with increases across all product lines reflecting higher raw material costs. Selling volumes were down 9% due to a slowdown in demand and inventory control by our customers in the later part of the quarter. Changes in exchange rates increased sales by 8%.

Earnings from operations were $28.2, or 7% of sales for the second quarter of 2011, compared with earnings from operations of $28.0, or 8% of sales in 2010. The slight increase of $0.2 in earnings is the result of favorable impacts of $54.1 from higher selling prices, $2.3 from lower freight cost due to lower sales volumes, net favorable absorption of $0.9 related to an increase in inventory and $2.0 from favorable changes in exchange rates, all of which are offset by higher raw material costs of $46.7, reduced marginal income related to the lower volumes of $11.2 and higher costs of $1.1 related to salary and other inflationary factors.

Additive Technologies

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$27.2	$27.1	0%	10%	-10%	0%
Latin America	5.6	5.0	13%	18%	-5%	0%
Asia/Pacific	17.3	16.9	3%	1%	-2%	4%
Europe/Middle East/Africa	22.8	17.1	33%	8%	11%	14%

Total	$72.9	$66.1	10%	8%	-3%	5%

Net sales increased 10% driven by higher sales in the Specialty Additives business. Selling price increased by 8% predominantly due to price initiatives in Specialty Additives to offset higher raw materials costs. Selling volumes decreased by 3% as a result of reduced demand for Specialty Additives products in North America and Asia and continuing slow demand in North America for Polymer Additive products and product availability. Changes in exchange rates increased sales by 5%.

Earnings from operations were $10.1 or 14% of sales in 2011, compared with $10.7 or 16% in 2010. The $0.6 decrease in earnings is due to higher raw material costs of $5.6, higher operating expenses of $2.8 due to salary inflation factors and air freight expenses and $0.9 due to the lower sales volume. This is partially offset by $5.4 of selling price increases, a net favorable production absorption of $1.5 due to building inventory to cover a plant shutdown for capacity and reliability improvements and a favorable impact from changes in exchange rates of $1.8.

In Process Separation

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$23.6	$16.3	45%	9%	36%	0%
Latin America	23.3	22.5	3%	7%	-4%	0%
Asia/Pacific	22.0	16.9	30%	-5%	30%	5%
Europe/Middle East/Africa	13.0	15.0	-13%	2%	-16%	1%

Total	$81.9	$70.7	16%	4%	10%	2%

Net sales were up 16%, primarily due to increased selling volumes of 10% reflecting very high demand for Phosphine products in the North America market and demand for mining products in the alumina markets in North America and Asia. Selling prices increased by 4% with increases in both the mining and phosphines businesses recovering the higher raw material costs. Changes in exchange rates increased sales by 2%.

Earnings from operations were $15.6 or 19% of sales in 2011, compared with $14.3, or 20% in 2010. The $1.3 increase in earnings is due to increased selling volumes of $5.9 and increased selling prices of $2.7. This is partially offset by higher raw material cost $3.2, higher operating expenses of $2.9 mostly due to increased headcount to accelerate growth, and an unfavorable impact from changes in exchange rates of $1.2.

Engineered Materials

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$127.4	$116.3	10%	3%	7%	0%
Latin America	2.4	2.0	15%	-5%	12%	8%
Asia/Pacific	20.2	17.0	19%	2%	17%	0%
Europe/Middle East/Africa	71.6	61.0	17%	2%	11%	4%

Total	$221.6	$196.3	13%	3%	9%	1%

Net sales increased 13% primarily due to increased selling volumes of 9%. The higher selling volumes in the second quarter of 2011 include the continued ramp up of new large commercial transport programs as well as a recovery in the civil rotorcraft market. These volume increases were partially offset by lower sales volumes to the military sector due to the sunset of the F-22 program. Selling prices increased 3% and changes in exchange rates favorably impacted sales by 1%.

Earnings from operations were $30.4 or 14% of sales in 2011, compared with $38.6 or 20% of sales in 2010. The $8.2 decrease in earnings includes higher manufacturing and freight costs of $9.6 due to increased spending in support of increased production volumes and to support expected further volume increases in the near future, $5.3 of lower fixed cost absorption into inventory due to timing of inventory builds, $3.1 related to higher raw material costs, and $4.5 of higher operating expenses due to continued investments in technology in support of new growth programs and increased selling expenses. Changes in exchange rates unfavorably impacted earnings from operations by $1.1. These positive impacts were partially offset by increased selling volumes of $10.5 and increased selling prices of $5.0.

Six Months Ended June 30, 2011, Compared With Six Months Ended June 30, 2010

Consolidated Results

Net sales for the six months of 2011 were $1,563.9 compared with $1,348.6 for the first six months of 2010. Overall, net sales increased 16%, of which 4% was attributable to volume increases and 9% was attributable to price increases. The changes in exchange rates impacted net sales by 3%. Coating Resins net sales increased 16%, of which 14% is due to price increases and 5% due to the impact of exchange rates, partially offset by volume decreases of 3%. Additive Technologies net sales increased 9% primarily due to price increases. In Process Separation sales increased 18% due to increased volumes of 14% and 3% due to higher prices, and Engineered Materials sales increased 17% primarily due to increased volumes of 14%.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $1,182.2, or 75.6% of net sales in the first six months of 2011, compared with $1,000.8, or 74.2% of sales in the first six of 2010. The 1.4% increase in manufacturing cost as a percentage of sales is primarily due to higher raw material costs. Total manufacturing costs increased by $181.4 due to increased raw material costs of $107.7, higher manufacturing costs related to the increase in volumes of $46.4, and the impact of foreign exchange rates which increased costs by $31.6, partially offset by lower restructuring costs of $4.1 in the first six months of 2011 compared to the first six months of 2010.

Overall operating expenses increased $33.9, from $196.6 in 2010 to $230.5, primarily due to higher operating costs for increased personnel to support our growth businesses, the previously discussed Coating Resins restructuring recorded in the second quarter and general wage inflation. The impact of foreign exchange rates increased costs by $6.7. Selling and technical services expenses were $117.1 in the first six months of 2011 versus $98.5 in the comparable period of 2010, resulting from higher restructuring costs of $4.8, with the remaining increase principally in the Engineered Materials and the In Process Separation segments. Research and process development expenses were $46.6 in 2011 versus $36.0 in the prior year, as a result of higher restructuring costs of $6.4, with the remaining increase mostly in the Engineered Materials segment. Administrative and general expenses were $66.8 in 2011 versus $62.1 in the prior year period, with the increase principally in the Coating Resins and the Engineered Materials segments.

Amortization of acquisition intangibles was $19.4 and $18.5 in the six months of 2011 and 2010, respectively, with the change due to the unfavorable impact from changes in exchange rates.

In the first six months of 2011, we completed the sale of a former manufacturing site in Bogota, Colombia and recorded a $3.3 gain on sale of assets.

Other expense, net was $6.2 compared with $2.0 in the first six months of 2010. In 2011 we recorded net environmental charges of $4.4, related to increases in environmental liabilities at two specific inactive sites related to new remedial design requirements.

The 2011 loss on early extinguishment of debt was $0.3, compared to a loss of $0.7 in the first six months of 2010, due to the early repurchases of $5.4 and $14.8 in 2011 and 2010, respectively, related to our notes due in 2013.

Interest expense, net was $18.8 in the first six months of 2011 compared with $16.1 in the prior year. The increase of $2.7 is primarily due to reduced interest income of $3.7 related to the expiration of our October 1, 2010 cross currency swaps, partially offset by higher interest income on cash balances of $0.9.

The effective income tax rate for the six months ended June 30, 2011 was a tax provision of 30.1% ($33.3), compared to 36.1% ($41.2) for the six months ended June 30, 2010. The 2011 effective tax rate for the year-to-date period was favorably impacted by discrete tax benefits of $1.6 attributable to several tax jurisdictions.

For the six months ended June 30, 2010, the effective tax rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation, partially offset by a $2.9 tax benefit primarily attributable to the re-measurement of the future utilization of deferred tax assets in a European tax jurisdiction.

Earnings from discontinued operations, net of tax was $42.5 in 2011 compared with $15.0 in 2010 and reflects the results of our former Building Block Chemicals segment. The results in 2011 include the net after tax gain of $34.6 resulting from the completion of the sale in the first quarter of 2011.

Net earnings for the first six months of 2011 was $118.3 ($2.36 per diluted share), a $31.7 increase from the net earnings of $86.6 ($1.75 per diluted share) in the same period in 2010. The first six months of 2011 includes an $8.5 after-tax charge, or $0.17 per diluted share, for restructuring activities principally related to the Coating Resins segment and a $2.7 after-tax charge, or $0.05 per diluted share, related to increases in the environmental liabilities at inactive sites for an updated estimate of future remedial costs. Also included in the first six months of 2011 is the after-tax gain of $2.1 ($0.04 per diluted share) on the former manufacturing site in Bogota, Colombia. Included in the first six months of 2010 was a $3.1 of after-tax expenses related to the exit of certain phosphorus products at our Mt. Pleasant manufacturing facility and a tax expense of $8.3 related to the enactment of U.S. health care legislation.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$168.4	$158.9	6%	11%	-5%	0%
Latin America	33.7	31.8	6%	10%	-5%	1%
Asia/Pacific	184.1	163.8	12%	12%	-6%	6%
Europe/Middle East/Africa	438.9	355.9	23%	16%	1%	6%

Total	$825.1	$710.4	16%	14%	-3%	5%

Net sales were up 16% due to increased selling prices of 14% with increases across all product lines more than offsetting higher raw material costs. Selling volumes were down 3% due to a slowdown in demand and inventory control by our customers in the second quarter 2011 more than offsetting the increased volumes from the previous quarter. Changes in exchange rates increased sales by 5%.

Earnings from operations were $47.0 or 6% of sales 2011, compared with earnings from operations of $44.7 or 6% of sales in 2010. The increase of $2.3 in earnings is due to the favorable impacts of $98.2 from higher selling prices and $2.9 from changes in exchange rates. These were partially offset by $82.8 of higher raw material costs, $6.4 lower marginal income related to lower selling volumes, $7.0 higher operating expenses due to salary and inflationary factors and $2.6 reflecting sales of higher cost inventory from the fourth quarter of 2010 sold in the first quarter 2011.

Additive Technologies

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$52.4	$51.8	1%	6%	-5%	0%
Latin America	11.2	9.2	22%	14%	7%	1%
Asia/Pacific	33.0	31.7	4%	0%	0%	4%
Europe/Middle East/Africa	43.7	35.7	22%	10%	6%	6%

Total	$140.3	$128.4	9%	6%	0%	3%

Net sales increased 9% driven by 6% higher selling prices reflecting higher high raw materials costs. Selling volumes were essentially flat year on year with lower demand in polymer additives offsetting volumes gains in Specialty Additives. Changes in exchange rates increased sales by 3%.

Earnings from operations were $18.2 or 13% of sales for 2011, compared with $19.0 or 15% in 2010. The $0.8 decrease in earnings is due to higher raw material costs of $8.7 and higher operating expenses of $3.5 due to salary inflation factors, higher plant maintenance cost and air freight expenses. This is partially offset by $8.4 of selling price increases, a net favorable production absorption of $1.5 due to building inventory in Polymer Additives to cover for the scheduled maintenance plant shutdown for capacity and reliability improvements and a favorable impact from changes in exchange rates of $1.6.

In Process Separation

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$47.3	$33.2	42%	9%	33%	0%
Latin America	49.5	40.3	23%	6%	17%	0%
Asia/Pacific	39.7	33.8	18%	-4%	17%	5%
Europe/Middle East/Africa	23.8	28.5	-16%	1%	-18%	1%

Total	$160.3	$135.8	18%	3%	14%	1%

Net sales were up 18%, primarily due to increased selling volumes of 14% reflecting strong demand for mining products in the alumina and copper markets and phosphine in the North American gases and fumigant market. Selling prices increased by 3% with increases in both the mining and phosphines businesses to cover the higher raw material costs. Changes in exchange rates increased sales by 1%.

Earnings from operations were $32.0 or 20% compared with $29.2, or 22% in 2010. The $2.8 increase in earnings is due to increased selling volumes of $13.1 and increased selling prices of $4.5. This is partially offset by higher raw material cost of $5.9, higher operating expenses of $5.3 due to increased headcount to accelerate growth, additional manufacturing cost of $1.9 due to higher sales demand and an unfavorable impact from changes in exchange rates of $1.7.

Engineered Materials

			Total % Change	% Change Due to
	2011	2010		Price	Volume/Mix	Currency
North America	$252.1	$224.3	12%	6%	6%	0%
Latin America	4.0	3.3	24%	-4%	23%	5%
Asia/Pacific	40.1	29.8	34%	1%	33%	0%
Europe/Middle East/Africa	142.0	116.6	22%	2%	18%	2%

Total	$438.2	$374.0	17%	2%	14%	1%

Net sales increased 17% primarily due to increased selling volumes of 14%. The higher selling volumes are due to the continued ramp up of new large commercial transport programs and higher selling volumes to our rotorcraft customers. These volume increases were partially offset by lower sales volumes to the military sector due to the sunset of the F-22 program. Selling prices increased 2% and changes in exchange rates increased sales by 1%.

Earnings from operations were $57.0 or 13% of sales in 2011, compared with $59.6 or 16% of sales in 2010. The favorable impact from higher selling volumes of $31.4 and higher selling prices of $8.4 were more than offset by higher manufacturing and freight costs of $20.8 in support of increased production volumes and the expectation of further volume increases in the near future, $10.3 of cost escalations driven primarily by higher raw material costs, and $9.9 of higher operating expenses due to continued investments in selling and technology in support of new growth. Changes in exchange rates unfavorably impacted earnings by $1.1.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2011, our cash balance was $485.1 compared with $383.3 at December 31, 2010. At June 30, 2011, approximately 58% of our cash was located outside of the U.S.

Net Cash provided by Continuing Operations

Cash flows provided by operating activities of continuing operations were $50.2 in 2011 compared with $106.4 in 2010. Trade accounts receivable increased $73.8 due to higher sales with average days outstanding of 48 days for the second quarter of 2011, which is unchanged compared to the 2010 fourth quarter average. Inventory increased $100.4 in 2011, as average days on hand were at 74 days for the second quarter of 2011, which is up compared to the 2010 fourth quarter average of 67 days. The increase in inventory days is the result of reduced demand in the specialty chemicals segments in the later part of the second quarter. Accounts payable increased by $111.5 and average days outstanding were up at 62 days compared to the fourth quarter 2010 average of 51 days. Accrued expenses decreased $18.3, primarily due to lower incentive compensation accruals versus the prior year and incentive payments in 2011 related to 2010 performance. Other liabilities decreased $34.7 primarily due to contributions to our defined benefit plans. Through June 30, 2011, $31.7 and $5.3 in contributions were made, respectively, to our pension and postretirement plans, and a cash payment of $5.4 was made to an insurance company to settle a long term restructuring severance liability. We expect to contribute a total of $61.5 and $10.1, respectively, to our pension and postretirement plans in 2011.

Cash flows used in investing activities of continuing operations were $47.9 in 2011 compared to $51.2 in 2010. During the first half of 2011, we sold certain real estate and facilities of a former site for cash proceeds totaling $3.4, compared to proceeds from sales of real estate in 2010 of $1.7. Capital spending for the first six months of 2011 was $51.3 compared to $52.9 in 2010. Capital spending in 2011 is primarily attributable to investments for the expansion of our growth businesses, in addition to maintenance of business capital across the Company. Our capital spending for 2011 is expected to be in the range of $120.0 to $130.0.

Net cash flows used in financing activities were $63.4 in 2011 compared with $10.1 in 2010. During the first six months of 2011, we repurchased $46.8 of treasury stock, we paid cash dividends of $15.1, and we had net debt repayments of $8.2. The cash outflows were partly offset by $5.6 of proceeds from the exercise of stock options and $1.1 of excess tax benefits related to share-based payments.

Share repurchases

In the first six months of 2011 we repurchased 855,000 shares of our common stock at a total cost of $46.8. Approximately $147.2 remained authorized under our stock buyback program as of June 30, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Dividends

On April 21, 2011, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2011 to shareholders of record as of May 10, 2011. The 2011 dividends represent the restoration of the dividend to the level it was in April 2009, prior to the dividend being reduced due to the economic uncertainty at the time. Cash dividends paid in the second quarter of 2011 and 2010 were $6.1 and $0.6, respectively, and for the six months ended June 30, 2011 and 2010 were $15.1 and $2.5, respectively. Dividends paid in the first six months of 2011 and 2010 include $2.8 and $1.3, respectively, paid by a majority owned subsidiary to its minority shareholder. On July 21, 2011, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2011 to shareholders of record as of August 10, 2011.

Net Cash provided by Discontinued Operations

Cash (used in) provided by operating activities of discontinued operations for the first six months of 2011 was $(8.3), compared to $18.0 for the comparable period of 2010. In 2011, cash used includes a tax payment of $13.3 related to the gain on the sale. The remaining cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment.

Cash flows provided by investing activities of discontinued operations were $156.5 in 2011 compared with cash uses of $2.7 in 2010. In the first six months of 2011, we received cash proceeds of $158.8, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale. The 2010 activities related to capital spending at our Building Block Chemicals facilities. In July 2011, we finalized our working capital adjustment regarding the sale of the business and paid the buyer $6.6.

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the agreement as of June 30, 2011. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At June 30, 2011, the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

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

Reference is also made to Note 12 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $39.8 for unrecognized tax benefits that will be resolved over the next several years.

OTHER

2011 OUTLOOK

In our July 21, 2011 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2011 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

In April 2011, we committed to a restructuring plan within the Coating Resins segment. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. In the second quarter 2011, we recorded a before-tax charge of approximately $11.5 related to severance for the elimination of approximately 85 positions within the commercial, technical and administrative functions. We estimate annual before-tax savings resulting from this plan of approximately $11.0. We are continuing our overall review of the product line portfolio and infrastructure costs within the Coating Resins segment and it is possible that additional restructuring charges will be incurred as a result.

Additionally on April 1, 2011, we signed an agreement to sell a research and development facility and lease-back certain space in the facility. The agreement is subject to certain contingencies, including completion of due diligence by the buyer, and can be cancelled by the buyer. Given the fact that the facility is currently part of a larger asset grouping, and given the contingencies around the completion of the transaction which are out of our control, a stand-alone impairment test has not been performed. If the transaction is completed under its current terms, an estimated non-cash charge of $25-$35 could result.

NEWLY ADOPTED ACCOUNTING PRONOUCEMENTS / CRITICAL ACCOUNTING POLICIES

Newly Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are effective for us in the first quarter 2012, and will be applied prospectively. We do not expect this ASU to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 requiring entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It will be effective for us beginning in the first quarter of 2012, and will not impact our results of operations or financial position.

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

Commodity Price Risk: In conjunction with the divestiture of the former Building Block Chemicals segment, we closed any open natural gas hedges in March 2011, and all purchases were matched with a sale of the same volume, eliminating the need for monthly settlements. At June 30, 2011, we had completed our held natural gas forwards program, thus eliminating its impact on future earnings.

Interest Rate Risk: At June 30, 2011, our outstanding borrowings consisted of $3.7 of short-term borrowings and $636.1 of long-term debt. The long-term debt had a carrying and face value of $636.1 and $636.6, respectively, and a fair value of approximately $732.4.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2011, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2011, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2011, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $175.3. The favorable fair value of currency contracts, based on forward exchange rates at June 30, 2011, was approximately $1.2. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2011 would decrease by approximately $20.5. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

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

At June 30, 2011, the unfavorable fair value of the ten year swaps was $34.2. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 16 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures

Critical Factors	Change	Approximate Impact On Ten Year Swaps Favorable/ (Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$3.3
Euro interest rate curve	-10%	(3.4)
USD interest rate curve	+10%	(1.9)
USD interest rate curve	-10%	1.9
Euro/USD exchange rate	+10%	(33.6)
Euro/USD exchange rate	-10%	33.6

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2011, we repurchased common stock for $46.8 under our stock buyback program. Approximately $147.2 remained authorized under the buyback program as of June 30, 2011. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Period	Total Number of Shares Prchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program
February 1, 2011 - February 28, 2011	165,000	$55.24	165,000	$184.9
March 1, 2011 - March 31, 2011	275,000	$53.24	275,000	$170.2
May 1, 2011 - May 31, 2011	290,000	$55.58	290,000	$154.1
June 1, 2011 - June 30, 2011	125,000	$55.24	125,000	$147.2

Item 6.	EXHIBITS

(a).	Exhibits

See Exhibit Index on page 37 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock Vice President and Chief Financial Officer

July 28, 2011

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2011 and 2010

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.