Form 10-Q
period 2011-09-30
CYTEC INDUSTRIES INC/DE/
filed 2011-10-25
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 49,586,198 shares of common stock outstanding at October 14, 2011.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$778.4	$700.1	$2,342.3	$2,048.7
Manufacturing cost of sales	599.1	533.0	1,781.3	1,533.8
Selling and technical services	51.6	51.1	168.7	149.6
Research and process development	18.7	17.9	65.3	54.0
Administrative and general	27.2	32.8	94.0	94.7
Amortization of acquisition intangibles	9.8	9.1	29.2	27.6
Gain on sale of assets	—	—	3.3	—

Earnings from operations	72.0	56.2	207.1	189.0
Other income (expense), net	2.6	(2.0)	(3.6)	(4.0)
Net loss on early extinguishment of debt	—	0.1	0.3	0.8
Equity in earnings of associated companies	0.2	0.4	1.1	0.7
Interest expense, net	8.6	7.8	27.4	23.9

Earnings from continuing operations before income taxes	66.2	46.7	176.9	161.0
Income tax provision	17.7	16.2	51.0	57.4

Earnings from continuing operations	48.5	30.5	125.9	103.6

Earnings from operations of discontinued business, net of tax	—	7.7	7.9	22.7
Gain on sale of discontinued operations, net of tax	—	—	34.6	—

Earnings from discontinued operations, net of tax	—	7.7	42.5	22.7

Net earnings	48.5	38.2	168.4	126.3
Less: Net earnings attributable to noncontrolling interests	(0.6)	(0.5)	(2.2)	(2.0)

Net earnings attributable to Cytec Industries Inc.	$47.9	$37.7	$166.2	$124.3

Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$0.99	$0.61	$2.52	$2.06
Discontinued operations	$—	$0.15	$0.87	$0.46

	$0.99	$0.76	$3.39	$2.52

Diluted earnings per common share
Continuing operations	$0.98	$0.60	$2.49	$2.04
Discontinued operations	$—	$0.15	$0.86	$0.46

	$0.98	$0.75	$3.35	$2.50

Dividends per common share	$0.1250	$0.0125	$0.3750	$0.0375

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$406.3	$383.3
Trade accounts receivable, less allowance for doubtful accounts of $5.1 and $4.2 in 2011 and 2010, respectively	436.1	370.6
Other accounts receivable	46.5	51.4
Inventories	421.1	350.0
Deferred income taxes	33.0	40.6
Other current assets	31.0	22.4
Current assets held for sale	—	93.1

Total current assets	1,374.0	1,311.4

Investment in associated companies	20.2	19.7
Plants, equipment and facilities, at cost	1,951.1	1,937.5
Less: accumulated depreciation	(845.9)	(811.3)

Net plant investment	1,105.2	1,126.2

Acquisition intangibles, net of accumulated amortization of $274.2 and $245.9 in 2011 and 2010, respectively	319.1	347.0
Goodwill	684.2	685.7
Deferred income taxes	24.4	24.1
Other assets	103.6	88.5
Non-current assets held for sale	—	71.3

Total assets	$3,630.7	$3,673.9

Liabilities
Current liabilities
Accounts payable	$303.8	$263.6
Short-term borrowings	4.3	6.1
Accrued expenses	222.0	223.2
Income taxes payable	24.0	19.7
Deferred income taxes	2.3	3.1
Current liabilities held for sale	—	63.9

Total current liabilities	556.4	579.6

Long-term debt	636.0	641.5
Pension and other postretirement benefit liabilities	317.9	364.2
Other noncurrent liabilities	281.7	272.8
Deferred income taxes	79.1	71.3
Non-current liabilities held for sale	—	7.6
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,586,198 in 2011 and 49,445,350 in 2010	0.5	0.5
Additional paid-in capital	460.5	451.5
Retained earnings	1,440.7	1,293.0
Accumulated other comprehensive loss	(24.9)	(14.4)
Treasury stock, at cost, 2,692,131 shares in 2011 and 767 shares in 2010	(123.0)	—

Total Cytec Industries Inc. stockholders’ equity	1,753.8	1,730.6

Noncontrolling interests	5.8	6.3
Total equity	1,759.6	1,736.9

Total liabilities and stockholders’ equity	$3,630.7	$3,673.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

Nine months ended September 30,	2011	2010
Cash flows provided by (used in) operating activities
Net earnings	$168.4	$126.3
Earnings from discontinued operations	(42.5)	(22.7)

Earnings from continuing operations	125.9	103.6

Noncash items included in earnings from continuing operations:
Depreciation	71.9	64.0
Amortization	34.5	33.3
Share-based compensation	8.9	8.0
Deferred income taxes	23.0	25.1
Gain on sale of assets	(3.3)	(2.3)
Loss on early extinguishment of debt	0.3	0.8
Unrealized (gain) loss on derivative instruments	3.7	(8.0)
Other	(0.4)	0.5
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(69.0)	(65.2)
Other receivables	11.0	10.2
Inventories	(74.5)	(67.2)
Other assets	(7.6)	(1.4)
Accounts payable	46.4	71.5
Accrued expenses	(10.7)	25.9
Income taxes payable	(14.4)	8.2
Other liabilities	(41.7)	(56.4)

Net cash provided by operating activities of continuing operations	104.0	150.6
Net cash (used in) provided by operating activities of discontinued operations	(8.3)	31.8

Net cash provided by operating activities	95.7	182.4

Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(77.8)	(76.6)
Net proceeds received on sale of assets	3.4	1.7

Net cash used in investing activities of continuing operations	(74.4)	(74.9)
Net cash provided by (used in) investing activities of discontinued operations	149.9	(8.9)

Net cash provided by (used in) investing activities	75.5	(83.8)

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(5.9)	(18.4)
Change in short-term borrowings	(2.0)	(2.4)
Cash dividends	(21.2)	(3.2)
Proceeds from the exercise of stock options	6.6	17.7
Purchase of treasury stock	(130.7)	—
Excess tax benefits from share-based payment arrangements	1.1	2.9
Other	11.0	—

Net cash used in financing activities	(141.1)	(3.4)

Effect of currency rate changes on cash and cash equivalents	(7.1)	0.2

Increase in cash and cash equivalents	23.0	95.4

Cash and cash equivalents, beginning of period	383.3	261.7

Cash and cash equivalents, end of period	$406.3	$357.1

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

In September 2011, the FASB issued ASU No. 2011-08, intended to simplify how an entity tests goodwill for impairment by allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the entity concludes from its qualitative assessment that fair value of the reporting unit exceeds its carrying value, the entity would no longer be required to calculate the fair value of the reporting unit. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, which requires employers to disclose more information regarding its financial obligations related to its participation in multiemployer pension plans. The enhanced disclosures will be required for fiscal years ending after December 15, 2011. We do not expect this ASU to have a material impact on our consolidated financial statements.

3. DISCONTINUED OPERATIONS

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. For the nine months ended September 30, 2011, we recorded an after-tax gain on the sale of $34.6, which is included in Gain on sale of discontinued operations, net of tax in the Consolidated Statements of Income.

The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.

The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$0.0	$137.0	$96.2	$449.1

Earnings from operations of discontinued business before income taxes	$0.0	$11.4	$10.0	$33.5
Income tax expense	0.0	(3.7)	(2.1)	(10.8)
Gain on sale of discontinued operations	0.0	0.0	55.3	0.0
Income tax expense on gain on sale	0.0	0.0	(20.7)	0.0

Earnings from discontinued operations, net of tax	$0.0	$7.7	$42.5	$22.7

4. OTHER DIVESTITURES

On September 30, 2011, we sold a research and development facility for $11.0 cash. The facility had a carrying value of $32.5 at the time of sale. The transaction includes the leaseback of certain portions of the facility for a 7 year period, with an option to extend the lease for an additional 3 years. As part of the agreement, we are responsible for the remediation of certain environmental matters at the site and therefore, as a result of the environmental remediation obligation, we are precluded from recognizing the sale until the remediation is completed. The forecasted cost of remediation is approximately $1.1. The carrying value of the facility exceeds the proceeds received by $21.5. However, since the facility supports the operations of multiple asset groupings that have sufficient undiscounted cash flows to support the in-use value of the facility, no impairment charge can be recorded at this time. We will adjust the estimated remaining useful life of the facility to the 7 year initial lease period and accelerate the depreciation over that period. If remediation is completed before the end of the lease period, the sale of the facility will be recognized at that time, including the recognition of a loss for any remaining excess carrying value.

During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Gain on sale of assets in the accompanying statements of income for the nine months ended September 30, 2011.

In the fourth quarter of 2010, we entered into an agreement to sell our site in San Fernando, Spain, to the local municipality for €13.5 (approximately $18.1 using the exchange rate as of September 30, 2011). We ceased operations at the facilities in the first quarter of 2011, and are cleaning and preparing the site and land, which we expect to transfer to the municipality in mid-2012. We expect to receive proceeds from the sale of the land in installments during the fourth quarter of 2011 and first half of 2012. The first installment of €4.0 (approximately $5.5) was received on October 19, 2011. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, projected to be in 2012.

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note from the purchaser. The net gain of $2.3 from this sale is recorded in other income (expense), net in the accompanying statements of income for the nine months ended September 30, 2010.

5. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Aggregate pre-tax restructuring charges/(credits) included in the statements of income were recorded by line item as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Manufacturing cost of sales	$9.7	$3.5	$10.4	$8.3
Selling and technical services	(0.6)	0.0	4.1	(0.1)
Research and process development	0.1	0.0	6.5	0.0
Administrative and general	(0.2)	(0.3)	(0.2)	(0.8)
Other expense, net	0.0	0.0	0.0	0.3

Total	$9.0	$3.2	$20.8	$7.7

Details of our 2011 restructuring initiatives are as follows:

In July 2011, we approved plans to discontinue production at our leased powder polyster resins facility in Suzano, Brazil. These plans resulted in a restructuring charge of $9.1 in the third quarter of 2011, of which $1.5 related to the severance of 26 positions, $4.0 related to asset write-offs, and $3.6 related to decommissioning activities and lease termination costs, all of which related to our Coating Resins segment. The plant has ceased operations and decommissioning is expected to be completed in April 2012.

In April 2011, we approved plans to realign the supporting structure of our Coating Resins segment to meet the current business needs. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. These actions resulted in a restructuring charge of $11.5 related to severance for the elimination of 85 positions in the segment’s commercial, technical and administrative functions, primarily in Europe. In the third quarter of 2011, we recorded favorable adjustments of $0.4 related to the April 2011 Coating Resins restructuring.

The remaining reserves of $10.3 at September 30, 2011 for the above initiatives are expected to be paid through the first half of 2012.

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

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites included in our Coating Resins segment. These plans resulted in a restructuring charge of $4.0 in 2010, of which $1.5 related to the severance of nine positions, and $2.5 related to the write-down of certain manufacturing assets.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5 in 2010, of which $0.4 related to the severance of 10 positions, $1.7 related to asset write-offs, and $3.4 related to decommissioning activities, all of which related to our In-Process Separation segment.

For the three and nine months ended September 30, 2011, we recorded net unfavorable adjustments of $0.5 and $1.8, respectively, related to our 2010 restructuring initiatives.

The remaining reserve of $3.0 at September 30, 2011 for our 2010 restructuring initiatives is expected to be paid through 2012.

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

In 2009, we launched restructuring initiatives at several of our Specialty Chemical manufacturing locations, which resulted in restructuring charges totaling $70.4, of which $40.4 was associated with severance and other employee benefits and $30.0 was associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives were as follows:

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

For the three and nine months ended September 30, 2011, we recorded net favorable adjustments of $0.2 and $1.2, respectively, related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed by the end of 2011.

The remaining reserve at September 30, 2011 of $1.4 relating to 2009 restructuring initiatives is expected to be paid through 2013.

	2009 Restructuring Initiatives		2010 Restructuring Initiatives		2011 Restructuring Initiatives		Total
Balance at December 31, 2009	$30.8		$0.0		$0.0		$30.8

2010 charges (credits)	(3.6)		12.4		0.0		8.8
Non-cash items	0.0		(0.5	) (1)	0.0		(0.5)
Cash payments	(15.2)		(3.3)		0.0		(18.5)
Currency translation adjustments	(1.3)		0.1		0.0		(1.2)

Balance at December 31, 2010	$10.7		$8.7		$0.0		$19.4

1st quarter charges/(credits)	(1.0)		0.3		0.0		(0.7)
Non-cash items	0.0		0.0		0.0		0.0
Cash payments	(1.2)		(2.8)		0.0		(4.0)
Currency translation adjustments	0.4		0.4		0.0		0.8

Balance at March 31, 2011	$8.9		$6.6		$0.0		$15.5

2nd quarter charges	0.0		1.0		11.5		12.5
Non-cash items	0.0		0.0		0.0		0.0
Cash payments	(6.0	) (2)	(1.7)		(1.4)		(9.1)
Currency translation adjustments	(0.1)		0.1		0.1		0.1

Balance at June 30, 2011	$2.8		$6.0		$10.2		$19.0

3rd quarter charges	(0.2)		0.5		8.7		9.0
Non-cash items	0.0		0.0		(4.0	) (3)	(4.0)
Cash payments	(1.0)		(3.4)		(3.3)		(7.7)
Currency translation adjustments	(0.2)		(0.1)		(1.3)		(1.6)

Balance at September 30, 2011	$1.4		$3.0		$10.3		$14.7

(1)	Represents write-offs of $4.1 related to inventories and construction in progress at our Mt. Pleasant, Tennessee facility and write-off of plant assets at a certain European facility; offset by reversals of asset retirement obligations related to certain European facilities.
(2)	Includes a $5.4 payment to an insurance company to transfer a long term severance liability.
(3)	Represents a $4.0 charge for the write-off of plant assets at our manufacturing facility in Brazil.

6. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The assumptions for the nine months ended September 30, 2011 and 2010 are noted in the following table:

Nine Months Ended September 30,	2011	2010
Expected life (years)	6.2	6.1
Expected volatility	40.0%	43.3%
Expected dividend yield	1.04%	0.19%
Risk-free interest rate	3.36%	3.75%
Weighted-average fair value per option	$20.83	$16.73

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

Stock Award and Incentive Plan

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At September 30, 2011, there were approximately 5,100,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,800,000 shares reserved for issuance for all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2011 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,417,687	$40.76
Granted	416,718	51.49
Exercised	(284,396)	32.27
Forfeited	(173,400)	47.92

Outstanding at September 30, 2011	3,376,609	$42.40	5.6	$9.1

Exercisable at September 30, 2011	2,517,984	$43.01	4.6	$6.8

During the nine months ended September 30, 2011, we granted 416,718 stock options. The weighted-average grant-date fair value of the stock options granted during the nine months ended September 30, 2011 and 2010 was $20.83 and $16.73 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.8 and $1.8 during the three months ended September 30, 2011 and 2010, respectively, and $5.5 and $5.8 during the nine months ended September 30, 2011 and 2010, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2011 and 2010 was $6.7 and $10.5, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the nine months ended September 30, 2011 and 2010 was $6.8 and $7.6, respectively.

As of September 30, 2011, there was $7.8 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $2.3 and $3.9, for the nine months ended September 30, 2011 and 2010, respectively. Cash received from stock options exercised was $6.6 and $17.7 for the nine months ended September 30, 2011 and 2010, respectively.

Cash-Settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $0.0 and $0.1, respectively. The total amount of pre-tax (income) expense recognized for cash-settled SARS was $(1.6) and $1.8 for the nine months ended September 30, 2011 and 2010, respectively. The liability related to our cash-settled SARS was $1.0 at September 30, 2011 and $2.6 at December 31, 2010.

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

A summary of non-vested stock and non-vested stock units for the nine months ended September 30, 2011 is presented below:

Non-vested stock and stock units	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2011	124,740	$35.19
Granted	70,626	$52.02
Vested	(4,840)	$56.85
Forfeited	(7,164)	$46.11

Nonvested at September 30, 2011	183,362	$40.40

During the nine months ended September 30, 2011, we granted 58,242 non-vested stock units to employees and 12,384 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the nonvested stock and nonvested stock units on the date of grant was $52.02 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock, non-vested stock units and performance stock was $0.7 and $0.5 for the three months ended September 30, 2011 and 2010, respectively, and was $1.9 and $1.4 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $3.2 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of September 30, 2011 and December 31, 2010 was approximately $0.3 and $0.2, respectively.

As of September 30, 2011 and December 31, 2010, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $71.3 and $70.3, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Earnings from continuing operations	$47.9	$30.0	$123.7	$101.6
Earnings from discontinued operations, net of tax	—	7.7	42.5	22.7

Net earnings attributable to Cytec Industries Inc.	$47.9	$37.7	$166.2	$124.3

Denominator:
Weighted average shares outstanding	48,364	49,422	49,076	49,243
Effect of dilutive shares:
Options and stock-settled SARS	380	521	507	447
Non-vested shares and units	90	59	83	49

Diluted average shares outstanding	48,834	50,002	49,666	49,739

Basic earnings per common share:
Earnings from continuing operations	$0.99	$0.61	$2.52	$2.06
Earnings from discontinued operations	$—	$0.15	$0.87	$0.46

Net earnings per common share attributable to Cytec Industries Inc.	$0.99	$0.76	$3.39	$2.52

Diluted earnings per common share:
Earnings from continuing operations	$0.98	$0.60	$2.49	$2.04
Earnings from discontinued operations	$—	$0.15	$0.86	$0.46

Net earnings per common share attributable to Cytec Industries Inc.	$0.98	$0.75	$3.35	$2.50

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Nine Months Ended September 30,	2011	2010
Options	859	291
Stock-Settled SARS	1,149	1,354
Non-vested shares/units	1	0

Total	2,009	1,645

8. INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Finished goods	$276.5	$237.4
Work in progress	28.6	29.0
Raw materials and supplies	116.0	83.6

Total inventories	$421.1	$350.0

9. DEBT

Long-term debt consisted of the following:

	September 30, 2011		December 31, 2010
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$0.0	$0.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.5	140.7	141.1
6.0% Notes Due October 1, 2015	250.0	249.7	250.0	249.7
8.95% Notes Due July 1, 2017	250.0	249.5	250.0	249.4
Other	1.3	1.3	1.3	1.3

Long-term Debt	$636.5	$636.0	$642.0	$641.5

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the nine months ended September 30, 2011, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value $5.5, for total purchase prices of $5.8, including accrued interest, resulting in a loss of $0.3. There were no debt repurchases for the three months ended September 30, 2011. Net loss from our debt repurchases is included in net loss on early extinguishment of debt in the accompanying statement of income.

During the three and nine months ended September 30, 2010, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $1.4 and $16.2, respectively, for total purchase prices of $1.5 and $17.0, respectively, including accrued interest, resulting in losses of $0.1 and $0.8, respectively.

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

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at September 30, 2011. We continue to be required to comply with certain customary financial covenants under the Agreement: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

At September 30, 2011 and December 31, 2010, the fair value of our long-term debt was $726.2 and $726.9, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.89% and 6.80% as of September 30, 2011 and 2010, respectively. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2011 and 2010 was 0.78% and 1.11%, respectively.

10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of September 30, 2011 and December 31, 2010, the aggregate environmental related accruals were $108.1 and $104.6,

respectively, of which $10.0 and $5.5 is included in accrued expenses at September 30, 2011 and December 31, 2010, respectively, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended September 30, 2011 and 2010 was $1.5 and $1.1, respectively, and for the nine months ended September 30, 2011 and 2010 was $4.1 and $3.2, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may adjust our environmental related accruals from time to time. During the nine months ended September 30, 2011, based on additional information generated by site evaluations, we increased our environmental related accruals by $7.9, primarily related to inactive sites in the U.S. to meet new remediation design requirements of the relevant authorities.

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

As of September 30, 2011 and December 31, 2010, the aggregate self-insured and insured contingent liability was $56.8 and $57.4, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $23.2 at September 30, 2011 and $24.3 at December 31, 2010. The asbestos liability included in the above amounts at September 30, 2011 and December 31, 2010 was $42.5 and $43.5, respectively, and the insurance receivable related to the liability as well as claims for past payments was $22.5 at September 30, 2011 and $23.8 at December 31, 2010. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	100	100

Number of claimants at end of period	8,000	8,000

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

11. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net earnings	$48.5	$38.2	$168.4	$126.3
Other comprehensive income (loss):
Accumulated pension liability, net of tax	(3.7)	(1.4)	6.0	8.9
Unrealized (losses) gains on cash flow hedges, net of tax	(0.1)	(7.6)	0.4	(7.2)
Foreign currency translation adjustments	(85.8)	91.7	(16.8)	1.9

Comprehensive income (loss)	$(41.1)	$120.9	$158.0	$129.9

Less: Comprehensive income attributable to noncontrolling interest	(0.6)	(0.8)	(2.2)	(2.5)

Comprehensive income (loss) attributable to Cytec Industries Inc.	$(41.7)	$120.1	$155.8	$127.4

12. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2011 was a tax provision of 26.7% ($17.7) and 28.8% ($51.0), respectively, compared to 34.7% ($16.2) and 35.7% ($57.4) for the three and nine months ended September 30, 2010. The 2011 effective tax rate for the quarter includes a benefit of $3.8 related to the resolution of a foreign tax examination. In addition to the $3.8 benefit noted, the 2011 effective tax rate for the year-to-date period includes discrete net tax benefits of $1.6 attributable to several other tax jurisdictions.

For the nine months ended September 30, 2010, the rate was unfavorably impacted by a charge of $8.3 to tax expense related to the enactment of U.S. health care legislation pursuant to The Patient Protection and Affordable Care Act, and the Health Care and Education Reconciliation Act of 2010. This legislation will reduce the future tax deductions with respect to the Company’s prescription drug costs. Accordingly, we recorded a charge of $8.3 to tax expense from continuing operations in the first quarter 2010 to reflect the reduction in the related deferred tax asset. This unfavorable impact was partially offset in the third quarter 2010 by a tax benefit of $3.2 primarily attributable to the remeasurement of the future utilization of deferred tax assets in a European tax jurisdiction.

As of September 30, 2011, the amount of unrecognized tax benefits is $35.4 (excluding interest) of which $19.6 would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits at December 31, 2010 was $38.3 (excluding interest) of which $21.7 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest (gross), of approximately $6.6 as of December 31, 2010, which decreased $0.1 due to current year tax settlements and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $6.5 as of September 30, 2011.

13. OTHER FINANCIAL INFORMATION

Dividends

On July 21, 2011 the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2011 to shareholders of record as of August 10, 2011. Cash dividends paid in the third quarter of 2011 and 2010 were $6.1 and $0.7, respectively, and for the nine months ended September 30, 2011 and 2010 were $21.2 and $3.2, respectively. Dividends paid in the first nine months of 2011 and 2010 include $2.8 and $1.3, respectively, paid by a majority owned subsidiary to its minority shareholder. On October 20, 2011 the Board of Directors declared a $0.125 per common share cash dividend, payable on

November 25, 2011 to shareholders of record as of November 10, 2011.

Income taxes paid

Income taxes paid for the nine months ended September 30, 2011 and 2010 were $59.6 and $44.5, respectively.

Interest

Interest paid for the nine months ended September 30, 2011 and 2010 was $35.7 and $30.3, respectively. Interest income for the nine months ended September 30, 2011 and 2010 was $3.2 and $5.1, respectively.

Stock repurchases

In the first quarter of 2011 we repurchased 440,000 shares of our common stock at a total cost of $23.8. In the second quarter of 2011 we repurchased 415,000 shares of our common stock at a total cost of $23.0. In the third quarter of 2011 we repurchased 1,975,000 shares of our common stock at a total cost of $83.8. Approximately $63.3 remained authorized under our stock buyback program as of September 30, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

14. SEGMENT INFORMATION

As discussed in Note 3, the former Building Block Chemicals segment is reported as discontinued operations for all periods presented. Summarized segment information for our four segments for the three and nine months ended September 30 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales:
Coating Resins	$387.1	$363.8	$1,212.1	$1,074.2
Additive Technologies
Sales to external customers	71.2	66.4	211.5	194.8
Intersegment sales	0.2	0.1	0.8	0.6
In Process Separation	89.7	75.2	250.0	211.0
Engineered Materials	230.4	194.7	668.7	568.7

Net sales from segments	778.6	700.2	2,343.1	2,049.3
Elimination of intersegment revenue	(0.2)	(0.1)	(0.8)	(0.6)

Total consolidated net sales	$778.4	$700.1	$2,342.3	$2,048.7

	Three months ended				Nine months ended
	September 30,				September 30,
	2011	% of Sales	2010	% of Sales	2011	% of Sales	2010	% of Sales
Earnings from operations:
Coating Resins	$18.0	5%	$19.5	5%	$65.0	5%	$64.3	6%
Additive Technologies	11.5	16%	9.1	14%	29.6	14%	28.1	14%
In Process Separation	17.3	19%	12.8	17%	49.3	20%	42.0	20%
Engineered Materials	33.1	14%	27.9	14%	90.1	13%	87.5	15%

Earnings from segments	79.9	10%	69.3	10%	234.0	10%	221.9	11%
Corporate and Unallocated, net (1)	(7.9)		(13.1)		(26.9)		(32.9)

Total earnings from operations	$72.0	9%	$56.2	8%	$207.1	9%	$189.0	9%

(1)

For the three and nine months ended September 30, 2011, Corporate and Unallocated includes net pre-tax charges of $9.0 and $20.8, respectively, for restructuring charges primarily related to our Coating Resins segment, and a gain on the sale of assets of a certain Latin American subsidiary for $3.3. For the three and nine months ended September 30, 2010, Corporate and Unallocated includes pre-tax charges of $3.2 and $7.4, respectively, related to the exit of certain phosphorus derivative products and net favorable adjustments of previously recorded restructuring liabilities. Corporate and unallocated also includes costs previously allocated to the operations of our discontinued Building Block Chemicals Segment of $0.0 and $1.0 for three and nine months ended September 30, 2011, and $1.7 and $4.8 for three and nine months ended September 30, 2010, respectively.

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Coating Resins	Additive Technologies	In Process Separation	Engineered Materials	Total
Balance, December 31, 2010:
Goodwill	729.1	19.6	54.7	254.9	1,058.3
Accumulated impairment charges	(372.6)	0.0	0.0	0.0	(372.6)

	$356.5	$19.6	$54.7	$254.9	$685.7
Currency exchange:
Goodwill	0.4	0.0	(1.8)	0.0	(1.4)
Accumulated impairment charges	(0.1)	0.0	0.0	0.0	(0.1)

	0.3	0.0	(1.8)	0.0	(1.5)
Balance, September 30, 2011:
Goodwill	729.5	19.6	52.9	254.9	1,056.9
Accumulated impairment charges	(372.7)	0.0	0.0	0.0	(372.7)

	$356.8	$19.6	$52.9	$254.9	$684.2

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2011	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Technology-based	15.1	$55.2	$55.6	$(38.4)	$(35.9)	$16.8	$19.7
Marketing-related	< 2.0	1.9	1.9	(1.9)	(1.9)	0.0	0.0
Marketing-related	15.4	63.7	63.7	(32.6)	(29.3)	31.1	34.4
Marketing-related	40.0	44.4	44.4	(5.8)	(5.0)	38.6	39.4
Customer-related	15.0	428.1	427.3	(195.5)	(173.8)	232.6	253.5

Total		$593.3	$592.9	$(274.2)	$(245.9)	$319.1	$347.0

Amortization of acquisition intangibles for the three months ended September 30, 2011 and 2010 was $9.8 and $9.1, respectively, and for the nine months ended September 30, 2011 and 2010 was $29.2 and $27.6, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2011 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2011	2012	2013	2014	2015	2016
Intangibles Amortization Expense	$38.9	$38.9	$38.3	$37.7	$36.8	$33.9

16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2011, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other income (expense), net.

At September 30, 2011, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totaled $197.9. Of this total, $140.4 was attributed to the exposure in forward selling/purchase of USD. The remaining $57.5 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at September 30, 2011 and December 31, 2010 were $4.1 and $0.4, respectively.

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

Certain five and ten year swaps fixed the USD equivalent cash flows of the Euro loans and eliminated foreign exchange variability, since the notional amounts of the swaps equaled that of the loans, and all cash flow dates and interest rates coincided between the swaps and the loans; therefore no ineffectiveness was expected or occurred. Certain currency swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that resulted from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. In November 2008, the five year swaps were de-designated as cash flow hedges and we executed new off-setting cross currency swaps (“two year swaps”) to lock-in the Euro forward exchange rate for the principal exchange on the five year swaps that were due on October 1, 2010.

The two year swaps covered an identical notional amount of €207.9 and also called for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we received 3.78% per annum on the Euro notional amount and paid 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which was also on October 1, 2010. The two year swaps were not designated as cash flow hedges, therefore all changes in fair value were reported in interest expense, net, and other income (expense), net. The two and five year swaps were settled on October 1, 2010 upon their maturity.

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

All cross currency swaps are recorded at fair value as either assets or liabilities. We accrued the periodic net swap interest payments due each period in the consolidated income statement for the cash flow hedges. Each period we recorded the change in the fair value of the ten year swaps in accumulated other comprehensive income (loss). For the ten year swaps, prior to its de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income (loss)

to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurred during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to translation adjustments will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since their de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other income (expense), net. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At September 30, 2011, the unfavorable fair value of the ten year swaps was $16.1. At December 31, 2010, the unfavorable fair value of the ten year swaps was $16.5.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. To partially eliminate this variability, we used natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which were highly effective at achieving offsetting cash flows of the underlying natural gas purchases, had been designated as cash flow hedges of our forecasted natural gas purchases and were reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income (loss) on an after-tax basis. Any ineffectiveness, which represented the amount by which the cumulative change in the cash flows of the forward contract was not completely offset by the cumulative change in the cash flows of the hedged transaction, was recognized in other income (expense), net in the current period. During the three and nine months ended September 30, 2011 and 2010, there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses were reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affected earnings.

In conjunction with the divestiture of the former Building Block Chemicals segment in the first quarter of 2011, we terminated our natural gas hedge contracts, and as of September 30, 2011, we no longer held any natural gas forwards.

At September 30, 2011, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of September 30, 2011, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and statements of income:

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Natural Gas Forwards							Accrued expenses	$0.8
Cross currency swaps (1)	Other current assets	$0.8	Other current assets	$0.5	Other noncurrent liabilities	16.9	Other noncurrent liabilities	$17.0

Total derivatives designated as hedging instruments:		$0.8		$0.5		$16.9		$17.8

Derivatives not designated as hedging instruments:

Foreign currency forwards	Other current assets	$3.4	Other current assets	$2.6	Accrued expenses	$7.5	Accrued expenses	$3.0

Total derivatives not designated as hedging instruments:		$3.4		$2.6		$7.5		$3.0

Total derivatives		$4.2		$3.1		$24.4		$20.8

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Natural Gas Forwards		$(1.2)	Manufacturing cost of sales	$—	$(0.8)		$0.0	$0.0
Cross currency swaps (1)		(15.6)	Other income (expense), net		(28.4)

Total	$0.0	$(16.8)		$0.0	$(29.2)		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Cross currency swaps (1)	$11.2	$(1.2)	$0.0	0.0	$0.0	$0.0

Derivatives in Cash Flow Hedging Relationships:	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Natural Gas Forwards	$0.0	$(3.2)	Manufacturing cost of sales	$(2.1)	$(3.1)		$0.0	$0.0
Cross currency swaps		13.9	Other income (expense), net		15.4

Total	$0.0	$10.7		$(2.1)	$12.3		$0.0	$0.0

Derivatives in Net Investment Hedging Relationships:	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Cross currency swaps	$0.7	$(1.2)	$0.0	$0.0	$0.0	$0.0

(1)	Ten year swap

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three and nine months ended September 30, 2011 and 2010:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months ended September 30,
		2011	2010
Foreign currency forwards	Other income (expense), net	$(5.8)	$9.7
Cross currency swaps (1)	Other income (expense), net	0.0	(1.0)
Cross currency swaps (1)	Interest expense, net	0.0	1.0
Cross currency swaps (2)	Interest expense, net	0.0	1.2

Total		$(5.8)	$10.9

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Nine Months Ended September 30,
		2011	2010
Foreign currency forwards	Other income (expense), net	$(1.8)	$0.5
Cross currency swaps (1)	Other income (expense), net	0.0	(3.0)
Cross currency swaps (1)	Interest expense, net	0.0	3.0
Cross currency swaps (2)	Interest expense, net	0.0	3.6

Total		($1.8)	$4.1

(1)	Two and five year swaps.
(2)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2011, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at September 30, 2011 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(4.1)
Cross currency swaps	(16.1)

Total	$(20.2)

As of September 30, 2011, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the financial statements or for which a fair value measurement was required for the three and nine months ended September 30, 2011. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

17. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three Months Ended September 30,	2011	2010	2011	2010
Service cost	$2.0	$2.2	$0.3	$0.4
Interest cost	12.2	12.2	3.2	2.8
Expected return on plan assets	(12.9)	(12.1)	(0.8)	(0.8)
Net amortization	5.4	4.8	(1.0)	(2.6)

Net periodic cost	$6.7	$7.1	$1.7	$(0.2)

	Pension Plans		Postretirement Plans
Nine Months Ended September 30,	2011	2010	2011	2010
Service cost	$6.7	$6.9	$0.8	$1.1
Interest cost	37.0	36.0	8.9	8.3
Expected return on plan assets	(39.2)	(36.2)	(2.2)	(2.5)
Net amortization	15.4	13.2	(4.4)	(7.7)
Curtailment loss (gain) (1)	0.1	0.0	(1.1)	0.0

Net periodic cost	$20.0	$19.9	$2.0	$(0.8)

(1)	Net curtailment gain of $1.0 resulted from the sale of the Building Block Chemicals segment and is included in gain on sale of discontinued operations, net of tax in the consolidated statements of income for the nine months ended September 30, 2011.

We disclosed in our 2010 Annual Report on Form 10-K that we expected to contribute $61.5 and $10.1, respectively, to our pension and postretirement plans in 2011. Through September 30, 2011, $45.8 and $8.1 in contributions were made to our pension and postretirement plans, respectively.

In September 2011, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension and postretirement plans as of January 1, 2011, as well as the related 2011 expenses. As a result, we recorded a decrease of $0.7 to our U.S. pension liabilities, with a corresponding increase of $0.4 in accumulated other comprehensive income and an adjustment to deferred taxes for $0.3 to reflect the revised funded status. These adjustments increased the 2011 annual expense for these plans by approximately $0.8, of which $0.6 was recorded in the third quarter. We also recorded an increase of $11.3 to our U.S. OPEB liability, with a corresponding decrease of $7.0 in accumulated other comprehensive income and an adjustment to deferred taxes for $4.3 to reflect the revised funded status. These adjustments increased the 2011 annual expense for this plan by approximately $1.7, of which $1.2 was recorded in the third quarter.

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

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended September 30, 2011 and 2010 were $5.5 and $5.9, respectively, and for the nine months ended September 30, 2011 and 2010 were $20.3 and $19.4, respectively.

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

The March 2011 earthquake and related tsunami disasters in Japan have impacted our operations there, including the operations of our joint-venture, Daicel-Cytec. The impact is not expected to be material to our 2011 earnings.

Quarter Ended September 30, 2011, Compared With Quarter Ended September 30, 2010

Consolidated Results

Net sales for the third quarter of 2011 were $778.4 compared with $700.1 for the third quarter of 2010. Overall, net sales increased 11%, of which 8% was attributable to price increases and 4% was attributable to changes in exchange rates. Changes in volume in the third quarter of 2011 decreased net sales by 1% compared to the third quarter of 2010. Coating Resins net sales increased 6%, of which 10% is due to price increases, and the impact of changes in foreign exchange rates increased sales by 6%, offset by 10% lower volume. Additive Technologies net sales increased 7% due to price increases of 10% and changes in foreign exchange of 4%, offset by 7% lower volume. In Process Separation sales increased 19% due to increased volumes of 10% and price increases of 8%. Engineered Materials sales increased 18% primarily due to increased volumes of 14% and price increases of 3%.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $599.1, or 77.0% of net sales in the third quarter of 2011, compared with $533.0, or 76.1% of sales in the third quarter of 2010. The increase in manufacturing cost of sales is primarily due to higher raw material costs and the impact of changes in foreign exchange rates. Total manufacturing costs increased by $66.1 due mainly to increased raw material costs of $46.8 and changes in foreign exchange rates which increased costs by $20.6. Lower volume reduced manufacturing costs by $13.0, and an adjustment of approximately $0.7 was made in the third quarter of 2011 to reduce cumulative incentive accruals based upon a review of performance versus targets. The remaining increase in manufacturing cost of sales is primarily attributable to increased costs in our Engineered Materials segment. Additionally, in the third quarter of 2011 we recorded restructuring charges of approximately $9.7 primarily related to the exit of our manufacturing site in Brazil. The third quarter of 2010 included $3.5 of costs primarily related to additional restructuring to consolidate our manufacturing operations at one of our Coating Resins facilities.

Overall operating expenses decreased $4.3, from $101.8 in 2010 to $97.5 in the third quarter of 2011. The impact of exchange rates increased total operating expenses in the third quarter of 2011 by $4.3. This was offset by an overall reduced level of spending, including an adjustment of approximately $3.8 made in the third quarter of 2011 to reduce cumulative incentive accruals based upon a review of performance versus targets. Selling and technical services expenses were $51.6 versus $51.1 in the third quarter of 2010, Research and process development expenses were $18.7 versus $17.9 in the prior year. Administrative and general expenses were $27.2 versus $32.8 in the prior year. The decrease in administrative expenses is mostly due to the cumulative incentive adjustment and lower consulting costs in 2011.

Amortization of acquisition intangibles was $9.8 in the third quarter of 2011 compared to $9.1 in 2010, with the impact of foreign exchange rates as the main reason for the increase.

Other income (expense), net was income of $2.6 in the third quarter of 2011 compared with expense of $2.0 in the third quarter of 2010. This change of $4.6 includes $3.2 due to benefits of exchange rate changes on certain intercompany balances.

Interest expense, net was $8.6 in the third quarter of 2011 compared with $7.8 in the prior year. The increase of $0.8 is primarily due to reduced interest income of $1.8 due to the expiration of our October 1, 2010 cross currency swaps, partially offset by increased interest income on our cash balances and the interest income on the note receivable related to our sale of the former Building Blocks segment.

The effective income tax rate for the quarter ended September 30, 2011 was a tax provision of 26.7% ($17.7), compared to 34.7% ($16.2) for the quarter ended September 30, 2010. The 2011 effective tax rate for the quarter was favorably impacted by a benefit of $3.8 related to the resolution of a foreign tax examination.

Earnings from discontinued operations, net of tax, was $7.7 in 2010. The 2010 earnings reflect the results of our former Building Block Chemicals segment. The sale occurred in the first quarter of 2011 and had no impact on the third quarter of 2011.

Net earnings for the third quarter of 2011 was $47.9 ($0.98 per diluted share), a $10.2 increase from the net earnings of $37.7 ($0.75 per diluted share) in the same period in 2010. The third quarter of 2011 includes a $6.0 after-tax charge, or $0.12 per diluted share, for restructuring activities principally related to the exit of our manufacturing site in Brazil. Included in the third quarter of 2010 was $2.2 ($0.04 per diluted share) of after-tax expenses related to previously discussed European restructuring to consolidate operations.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$79.5	$78.0	2%	10%	-8%	0%
Latin America	18.1	16.3	11%	9%	1%	1%
Asia/Pacific	94.7	85.3	11%	10%	-5%	6%
Europe/Middle East/Africa	194.8	184.2	6%	12%	-14%	8%

Total	$387.1	$363.8	6%	10%	-10%	6%

Overall sales were up 6% primarily due to increased selling prices of 10% with increases across all product lines reflecting efforts to recover higher raw material costs. Selling volumes were down 10% due to a reduction in demand from a slowdown in the economy and inventory control by customers impacting most product lines. The impact of changes in exchange rates increased sales by 6%.

Earnings from operations were $18.0 or 5% of sales for the third quarter of 2011, compared with earnings from operations of $19.5 or 5% of sales in 2010. The $1.5 decrease in earnings is due to reduced marginal income on lower volumes of $15.3. This was mostly offset by higher selling prices of $38.8 more than offsetting the $33.3 of higher raw material costs, lower freight costs of $4.5 due to lower sales volumes, lower period and operating costs of $2.6, reflecting benefits from restructuring activities and a favorable impact of $1.3 from incentive compensation accrual adjustments, and $1.2 from favorable changes in exchange rates.

Additive Technologies

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$28.0	$25.9	8%	16%	-8%	0%
Latin America	5.1	5.1	0%	8%	-11%	3%
Asia/Pacific	16.5	15.9	4%	6%	-5%	3%
Europe/Middle East/Africa	21.6	19.5	11%	9%	-7%	9%

Total	$71.2	$66.4	7%	10%	-7%	4%

Overall sales increased 7% driven by higher sales in the Specialty Additives business. Selling prices increased by 10% predominately due to price initiatives in Specialty Additives to offset increasing raw material costs. Selling volumes decreased by 7% as a result of reduced demand for Specialty Additives products across all regions and continuing slow demand in North America and Europe for Polymer Additive products. Changes in exchange rates increased sales by 4%.

Earnings from operations were $11.5 or 16% of sales for the third quarter of 2011, compared with $9.1 or 14% in 2010. The $2.4 increase in earnings is the result of higher selling prices of $7.1, net favorable fixed cost absorption of $1.1, $0.7 from the favorable effect of changes in exchange rates, and $0.3 as a result of favorable incentive compensation accrual adjustments. These increases are offset by $2.4 due to reduced marginal income on lower volumes, higher raw material costs of $2.6, and $2.1 of higher operating costs reflecting salary inflation factors, including a $0.8 bad debt provision for a Polymer Additives customer in Spain.

In Process Separation

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$21.9	$20.8	5%	11%	-6%	0%
Latin America	26.8	27.1	-1%	6%	-7%	0%
Asia/Pacific	22.5	15.8	42%	6%	31%	5%
Europe/Middle East/Africa	18.5	11.5	61%	8%	52%	1%

Total	$89.7	$75.2	19%	8%	10%	1%

Overall sales were up 19%, primarily due to increased selling volumes of 10% reflecting high demand for mining products in the copper and alumina markets. Selling prices increased by 8% with increases in both the mining and phosphines businesses reflecting efforts to recover higher raw material costs. Favorable changes in exchange rates increased sales by 1%.

Earnings from operations were $17.3 or 19% of sales in third quarter 2011, compared with $12.8, or 17% of sales in 2010. The $4.5 increase in earnings is through increased marginal income on the higher selling volumes of $5.2, increased selling prices of $5.9, net favorable fixed cost absorption of $2.8, and $0.3 as a result of favorable incentive compensation accrual adjustments. This is partially offset by higher raw material cost of $4.0, higher operating expenses of $2.4 reflecting increased headcount to accelerate growth, additional period cost of $1.7 due to increased maintenance and start up activities related to a scheduled plant maintenance shutdown, higher freight costs of $0.7 on increased sales volume and the unfavorable impact from changes in exchange rates of $1.1.

Engineered Materials

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$148.0	$122.6	21%	4%	17%	0%
Latin America	2.2	2.4	-8%	-3%	-8%	3%
Asia/Pacific	12.0	11.3	6%	1%	5%	0%
Europe/Middle East/Africa	68.2	58.4	17%	4%	10%	3%

Total	$230.4	$194.7	18%	3%	14%	1%

Net sales increased 18% primarily due to increased selling volumes of 14%. The higher selling volumes in the third quarter of 2011 include the continued ramp up of new large commercial transport programs, existing large commercial transport program build rate increases, and the general recovery of the rotorcraft market. These volume increases were partially offset by lower sales volumes to the military sector due to the sunset of the F-22 program. Selling prices increased sales 3%.

Earnings from operations were $33.1 or 14% of sales in 2011, compared with $27.9 or 14% of sales in 2010. The $5.2 increase in earnings includes increased marginal income on the higher selling volumes of $15.9 and increased selling prices of $7.2, and $0.6 of favorable incentive compensation accrual adjustments. These positive impacts were partially offset by higher manufacturing and freight costs of $7.4 in support of increased production volumes and to support expected further volume increases in the near future, $6.9 of increased raw material costs driven primarily by higher raw material prices, $1.8 of lower fixed cost absorption into inventory due to higher inventory builds in 2010, and $1.6 of higher operating expenses due primarily to continued investments in technology in support of new growth programs. Changes in exchange rates unfavorably impacted earnings from operations by $1.1.

Nine Months Ended September 30, 2011, Compared With Nine Months Ended September 30, 2010

Consolidated Results

Net sales for the first nine months of 2011 were $2,342.3 compared with $2,048.7 for the first nine months of 2010. Overall, net sales increased 14%, of which 2% was attributable to volume increases and 9% was attributable to price increases. The changes in exchange rates favorably impacted net sales by 3%. Coating Resins net sales increased 13%, of which 13% is due to price increases and 5% due to the impact of exchange rates, which was partially offset by volume decreases of 5%. Additive Technologies net sales increased 9% primarily due to price increases. In Process Separation sales increased 18% mostly due to increased volumes of 12% and 5% due to higher prices, and Engineered Materials sales increased 18% primarily due to increased volumes of 14% and price increases of 3%.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $1,781.3, or 76.0% of net sales in the first nine months of 2011, compared with $1,533.8, or 74.9% of sales in the first nine months of 2010. The increase in manufacturing cost of sales is primarily due to increased raw material costs of $157.2, the impact of foreign exchange rates which increased costs by $53.2, higher manufacturing costs related to the increase in volumes of $34.5, and by higher restructuring costs of $2.1 in the first nine months of 2011 compared to the first nine months of 2010.

Overall operating expenses increased $29.7, from $298.3 in 2010 to $328.0, primarily due to higher operating costs for increased personnel to support our growth businesses, restructuring activities in the Coating Resins segment recorded in the second and third quarter and general wage inflation. The impact of foreign exchange rates increased costs by $11.9. Selling and technical services expenses were $168.7 in the first nine months of 2011 versus $149.6 in the comparable period of 2010, resulting from higher restructuring costs of $4.2, and increases of $7.1 due to changes in exchange rates, with the remaining increase principally in the Engineered Materials and the In Process Separation segments related to the growth in those segments. Research and process development expenses were $65.3 in 2011 versus $54.0 in the prior year, as a result of higher restructuring costs of $6.5, with the remaining increase mostly in the Engineered Materials segment. Administrative and general expenses were $94.0 in 2011 versus $94.7 in the prior year period.

Amortization of acquisition intangibles was $29.2 and $27.6 in the nine months of 2011 and 2010, respectively, with the change primarily due to the unfavorable impact from changes in exchange rates.

In the first nine months of 2011, we completed the sale of a former manufacturing site in Bogota, Colombia and recorded a $3.3 gain on sale of assets.

The loss on early extinguishment of debt in the first nine months of 2011 was $0.3, compared to a loss of $0.8 in the first nine months of 2010, due to the early repurchases of $5.4 and $14.8 in 2011 and 2010, respectively, of our notes due in 2013.

Interest expense, net was $27.4 in the first nine months of 2011 compared with $23.9 in the prior year. The $3.5 increase is due to the net effect of reduced interest income of $5.5 related to the expiration of our 2010 cross currency swaps, higher interest income of $1.7 on cash balances and the note receivable from the sale of our former Building Blocks segment, a higher capitalized interest of $0.9, and the 2010 redemption of our 5.5% notes which reduced interest by $0.6. Additionally, our 2015 notes experienced a $1.9 increase in interest expense because they are based on a Euro exchange rate.

Other income (expense), net was $3.6 compared with $4.0 in the first nine months of 2010. In 2011 we recorded net environmental charges of $4.4 related to increases in environmental liabilities at two specific inactive sites related to new remedial design requirements which are almost entirely offset by transaction exchange gains due primarily to the US dollar inter-company payables in our China subsidiary.

The effective income tax rate for the nine months ended September 30, 2011 was a tax provision of 28.8% ($51.0), compared to 35.7% ($57.4) for the nine months ended September 30, 2010. The 2011 effective tax rate for the year-to-date period was favorably impacted by discrete tax benefits of $1.6 attributable to several tax jurisdictions, and a benefit of $3.8 related to the resolution of a foreign tax examination.

For the nine months ended September 30, 2010, the effective tax rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation, partially offset by a $3.2 tax benefit primarily attributable to the re-measurement of the future utilization of deferred tax assets in a European tax jurisdiction.

Earnings from discontinued operations, net of tax was $42.5 in 2011 compared with $22.7 in 2010 and reflects the results of our former Building Block Chemicals segment. The results in 2011 include the net after tax gain of $34.6 resulting from the sale in the first quarter of 2011.

Net earnings for the first nine months of 2011 were $166.2 ($3.35 per diluted share), a $41.9 increase from the net earnings of $124.3 ($2.50 per diluted share) in the same period in 2010. The first nine months of 2011 includes a $14.5 after-tax charge, or $0.29 per diluted share, for restructuring activities principally related to the Coating Resins segment and a $2.7 after-tax charge, or $0.05 per diluted share, related to increases in the environmental liabilities at inactive sites for an updated estimate of future remedial costs. Also included in the first nine months of 2011 is the after-tax gain of $2.1 ($0.04 per diluted share) on sale of the former manufacturing site in Bogota, Colombia. Included in the first nine months of 2010 was $3.4 ($0.07 per diluted share) of after-tax expenses related to the exit of certain phosphorus derivative products at our Mt. Pleasant manufacturing facility, tax expense of $8.3 ($0.17 per diluted share) related to the enactment of U.S. health care legislation and other net restructuring charges of $1.5 ($0.03 per diluted share).

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Coating Resins

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$247.8	$236.9	5%	11%	-6%	0%
Latin America	51.8	48.1	8%	10%	-3%	1%
Asia/Pacific	278.7	249.1	12%	11%	-5%	6%
Europe/Middle East/Africa	633.8	540.1	17%	14%	-4%	7%

Total	$1,212.1	$1,074.2	13%	13%	-5%	5%

Overall sales were up 13% predominately due to increased selling prices of 13% with increases across all product lines reflecting efforts to recover higher raw material costs. Selling volumes were down 5%, as lower demand over the second and third quarters more than offset the volume gains reported in the first quarter of 2011. Changes in exchange rates favorably impacted sales by 5%.

Earnings from operations were $65.0 or 5% of sales in the first nine months of 2011, compared with earnings from operations of $64.3 or 6% of sales in 2010. The increase of $0.7 in earnings is due to the favorable impacts of $136.6 from higher selling prices, lower freight costs of $4.9 on lower volumes, and $3.7 from the favorable effect of changes in exchange rates. These positive effects are partially offset by $116.7 of higher raw material costs, $20.4 of reduced marginal income due to lower volumes, higher period and operating expenses of $4.7 reflecting salary inflationary factors and consulting fees, and $2.6 reflecting higher value inventory brought forward from 2010 and sold in the first quarter of 2011.

Additive Technologies

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$80.2	$77.6	3%	9%	-6%	0%
Latin America	16.3	14.3	14%	9%	1%	4%
Asia/Pacific	49.6	47.6	4%	5%	-3%	2%
Europe/Middle East/Africa	65.4	55.3	18%	9%	2%	7%

Total	$211.5	$194.8	9%	9%	-3%	3%

Overall sales increased 9% driven by 9% of higher selling prices reflecting efforts to recover higher raw materials costs. Selling volumes decreased 3% primarily due to lower demand in polymer additives products. Changes in exchange rates favorably impacted sales by 3%.

Earnings from operations were $29.6 or 14% of sales for 2011, compared with $28.1 or 14% in 2010. The $1.5 increase is the result of $16.0 of selling price increases, net favorable production absorption of $2.5 reflecting higher production levels, and favorable impacts from changes in exchange rates of $2.0. This is partially offset by higher raw material costs of $11.4, $2.7 of reduced marginal income on lower volumes, and higher period and operating expenses of $4.9 due to salary inflation factors, higher plant maintenance cost, and freight expenses.

In Process Separation

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$69.2	$54.0	28%	10%	18%	0%
Latin America	76.3	67.5	13%	7%	6%	0%
Asia/Pacific	62.2	49.5	26%	-1%	22%	5%
Europe/Middle East/Africa	42.3	40.0	6%	4%	1%	1%

Total	$250.0	$211.0	18%	5%	12%	1%

Overall sales were up 18%, primarily due to increased selling volumes of 12% reflecting strong demand for mining products in the alumina and copper markets and phosphine products in North America. Selling prices increased by 5%, with the increases in the mining and phosphines businesses reflecting efforts to recover higher raw material costs. Favorable impacts from changes in exchange rates increased sales by 1%.

Earnings from operations were $49.3 or 20% of sales in 2011, compared with $42.0 or 20% in 2010. The $7.3 increase is due to increased marginal income on higher volumes of $18.3, increased selling prices of $11.0, and net favorable absorption $0.9 from sales of lower cost inventory. This is partially offset by higher raw material costs of $10.4, higher operating expenses of $6.9 due to increased headcount related to the segment’s growth initiatives, higher freight costs of $1.7 due to increased volumes, additional period costs of $1.1 due to maintenance and start up activities, and an unfavorable impact from changes in exchange rates of $2.8.

Engineered Materials

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency

North America	$418.0	$359.2	16%	3%	13%	0%
Latin America	6.3	5.7	11%	-3%	10%	4%
Asia/Pacific	34.2	28.8	19%	1%	17%	0%
Europe/Middle East/Africa	210.2	175.0	20%	3%	15%	2%

Total	$668.7	$568.7	18%	3%	14%	1%

Net sales increased 18% primarily due to increased selling volumes of 14%. The higher selling volumes are due to the continued ramp up of new large commercial transport programs, existing large commercial transport program build rate increases, and the general recovery of the civil aircraft market. These volume increases were partially offset by lower sales volumes to the military sector due to the sunset of the F-22 program. Selling prices increased 3% and changes in exchange rates increased sales by 1%.

Earnings from operations were $90.1 or 13% of sales in 2011, compared with $87.5 or 15% of sales in 2010. The favorable impact from increased marginal income on higher selling volumes of $49.1 and higher selling prices of $15.6 were essentially offset by higher manufacturing and freight costs of $28.0 in support of increased production volumes and the expectation of further volume increases in the near future, $18.7 of cost escalations driven primarily by higher raw material costs, $10.4 of higher operating expenses due to continued investments in selling and technology in support of new growth, and $2.0 of lower fixed cost absorption into inventory due to higher inventory builds in 2010. Changes in exchange rates unfavorably impacted earnings by $3.0.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2011, our cash balance was $406.3 compared with $383.3 at December 31, 2010. At September 30, 2011, approximately 65% of our cash was located outside of the U.S.

Net Cash provided by Continuing Operations

Cash flows provided by operating activities of continuing operations were $104.0 in 2011 compared with $150.6 in 2010. Trade accounts receivable increased $69.0 due to higher sales with average days outstanding of 51 days for the third quarter of 2011, which is up slightly compared to the 2010 fourth quarter average of 48 days. Inventory increased $74.5 in 2011, as average days on hand were at 74 days for the third quarter of 2011, which is up compared to the 2010 fourth quarter average of 67 days. The increase in inventory days is the result of reduced demand in the specialty chemicals segments which began in the later part of the second quarter and continued into the third quarter. Accounts payable increased by $46.4 and average days outstanding were up at 55 days compared to the fourth quarter 2010 average of 51 days. Accrued expenses decreased $10.7, primarily due to lower incentive compensation accruals versus the prior year and incentive payments in 2011 related to 2010 performance. Other liabilities decreased $41.7 primarily due to contributions to our defined benefit plans. Through September 30, 2011, $45.8 and $8.1 in contributions were made, respectively, to our pension and postretirement plans, and a cash payment of $5.4 was made to an insurance company to fund a long term employee benefit liability in an international jurisdiction. We expect to contribute a total of $61.5 and $10.1, respectively, to our pension and postretirement plans in 2011.

Cash flows used in investing activities of continuing operations were $74.4 in 2011 compared to $74.9 in 2010. During the first nine months of 2011, we sold certain real estate and facilities of a former site for cash proceeds totaling $3.4, compared to proceeds from sales of real estate in 2010 of $1.7. Capital spending for the first nine months of 2011 was $77.8 compared to $76.6 in 2010. Capital spending in 2011 is primarily attributable to investments for the expansion of our growth businesses, in addition to maintenance of business capital across the Company. Our capital spending for 2011 is expected to be in the range of $120.0 to $130.0.

Net cash flows used in financing activities were $141.1 in 2011 compared with $3.4 in 2010. During the first nine months of 2011, we repurchased $130.7 of treasury stock, we paid cash dividends of $21.2, and we had net debt repayments of $7.9. The cash outflows were partly offset by $11.0 of proceeds received in September from the sale-leaseback transaction of our research and development facilities in Stamford, Connecticut, which is being treated as a financing activity until our environmental remediation is complete and the sale can be recognized, $6.6 of proceeds from the exercise of stock options and $1.1 of excess tax benefits related to share-based payments.

Share repurchases

In the first nine months of 2011 we repurchased 2,830,000 shares of our common stock at a total cost of $130.7. Approximately $63.3 remained authorized under our stock buyback program as of September 30, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Dividends

On July 21, 2011 the Board of Directors declared a $0.125 per common share cash dividend, payable on August 25, 2011 to shareholders of record as of August 10, 2011. The 2011 dividends represent the restoration of the dividend to the level it was in April 2009, prior to the dividend being reduced due to the economic uncertainty at the time. Cash dividends paid in the third quarter of 2011 and 2010 were $6.1 and $0.7, respectively, and for the nine months ended September 30, 2011 and 2010 were $21.2 and $3.2, respectively. Dividends paid in the first nine months of 2011 and 2010 include $2.8 and $1.3, respectively, paid by our majority owned subsidiary to its minority shareholder. On October 20, 2011 the Board of Directors declared a $0.125 per common share cash dividend, payable on November 25, 2011 to shareholders of record as of November 10, 2011.

Net Cash provided by Discontinued Operations

Cash (used in) provided by operating activities of discontinued operations for the first nine months of 2011 was $(8.3), compared to $31.8 for the comparable period of 2010. In 2011, cash used includes a tax payment of $13.3 related to the gain on the sale. The remaining cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment.

Cash flows provided by investing activities of discontinued operations were $149.9 in 2011 compared with cash uses of $8.9 in 2010. In the first nine months of 2011, we received net cash proceeds of $152.2, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale. The 2010 activities related to capital spending at our Building Block Chemicals facilities.

Funding of future cash requirements

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the agreement as of September 30, 2011. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At September 30, 2011, the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

We have not guaranteed any indebtedness of our unconsolidated associated companies.

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

Reference is also made to Note 12 in the Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $35.4 for unrecognized tax benefits that will be resolved over the next several years.

OTHER 2011 OUTLOOK

In our October 20, 2011 press release, which was also furnished as an exhibit to a current report on Form 8-K, we presented our estimate of the full year 2011 earnings at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

In April 2011, we committed to a restructuring plan within the Coating Resins segment. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. In the second quarter 2011, we recorded a before-tax charge of approximately $11.5 related to severance for the elimination of approximately 85 positions within the commercial, technical and administrative functions. In the third quarter 2011, we recorded a before-tax charge of approximately $9.1 related to severance for the elimination of approximately 26 positions within the commercial, technical and administrative functions, asset write-offs, and decommissioning activities of a manufacturing facility in Brazil. We estimate annual before-tax savings resulting from these plans of approximately $14.4. We are continuing our overall review of the product line portfolio and infrastructure costs within the Coating Resins segment and it is possible that additional restructuring charges will be incurred as a result.

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

In September 2011, the FASB issued ASU No. 2011-08, intended to simplify how an entity tests goodwill for impairment by allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the entity concludes from its qualitative assessment that fair value of the reporting unit exceeds its carrying value, the entity would no longer be required to calculate the fair value of the reporting unit. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-09, which requires employers to disclose more information regarding its financial obligations related to its participation in multiemployer pension plans. The enhanced disclosures will be required for fiscal years ending after December 15, 2011. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

Commodity Price Risk: In conjunction with the divestiture of the former Building Block Chemicals segment, we closed any open natural gas hedges in March 2011, and all purchases were matched with a sale of the same volume, eliminating the need for monthly settlements. At September 30, 2011, we had completed our held natural gas forwards program, thus eliminating its impact on future earnings.

Interest Rate Risk: At September 30, 2011, our outstanding borrowings consisted of $4.3 of short-term borrowings and $636.0 of long-term debt. The long-term debt had a carrying and face value of $636.0 and $636.5, respectively, and a fair value of approximately $726.2.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2011, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2011, the principal transactions hedged involved accounts receivable, accounts payable and intercompany loans. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2011, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $197.9. The unfavorable fair value of currency contracts, based on forward exchange rates at September 30, 2011, was approximately $4.1. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2011 would decrease by approximately $23.4. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

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

At September 30, 2011, the unfavorable fair value of the ten year swaps was $16.1. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 16 of the Consolidated Financial Statements for additional details on cross currency swaps disclosures

Critical Factors	Change	Approximate Impact On Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$1.8
Euro interest rate curve	-10%	(1.8)
USD interest rate curve	+10%	(1.1)
USD interest rate curve	-10%	1.1
Euro/USD exchange rate	+10%	(32.6)
Euro/USD exchange rate	-10%	32.6

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 9 to the Consolidated Financial Statements herein and in Note 12 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (Currencies in millions, except per share amounts)

During the nine months ended September 30, 2011, we repurchased common stock for $130.7 under our stock buyback program. Approximately $63.3 remained authorized under the buyback program as of September 30, 2011. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

			Total Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares That
	Total Number of	Average Price	Publicly Announced	May Yet be Purchased
Period	Shares Purchased	Per Share	Program	Under the Program

February 1, 2011 - February 28, 2011	165,000	$55.24	165,000	$184.9

March 1, 2011 - March 31, 2011	275,000	$53.24	275,000	$170.2

May 1, 2011 - May 31, 2011	290,000	$55.58	290,000	$154.1

June 1, 2011 - June 30, 2011	125,000	$55.24	125,000	$147.2

August 1, 2011 - August 31, 2011	1,195,000	$43.94	1,195,000	$94.7

September 1, 2011 - September 30, 2011	780,000	$40.12	780,000	$63.3

Item 6. EXHIBITS

(a).	Exhibits

See Exhibit Index on page 40 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By: /s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer

October 25, 2011

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2011 and 2010

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.