Form 10-K
period 2011-12-31
CYTEC INDUSTRIES INC/DE/
filed 2012-02-24
CIK 912513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2011 the aggregate market value of common stock held by non-affiliates was $2,774,231,144 based on the closing price ($57.19 per share) of such stock on such date.

There were 45,818,398 shares of common stock outstanding on February 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of Cytec’s Proxy Statement for 2012 Annual Meeting of Common Stockholders to be held on April 19, 2012	Parts III, IV

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

Forward-looking statements include, among others, statements concerning: our or any of our segments outlook for the future, anticipated results of acquisitions and divestitures, selling price and raw material cost trends, anticipated changes in currency rates and their effects, economic forces within the industry we operate, anticipated costs, target completion dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, environmental remediation costs, future legal settlements, claims and judgments, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties including those discussed in Item 1A., “Risk Factors,” below and elsewhere in this report. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to successfully conclude changes to our business portfolio through acquisitions and divestitures; our ability to maintain or improve current ratings on our debt; our ability to obtain financing or borrow fully against committed lines, changes in financial conditions or the financial status of our existing lenders markets; changes in global and regional economies; the financial well-being of our customers and the end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; new laws and regulations or changes in their interpretation, including those related to taxation, global warming and those particular to the purchase, sale, storage and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; short or long-term climate changes; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we or our customers operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms “Cytec,” “Company,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

PART I

(Currencies in millions, except per share amounts)

Item 1.

BUSINESS

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace composites, structural adhesives, automotive and industrial coatings, electronics, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 35% of our 2011 revenues in North America, 40% in Europe, Middle East, and Africa, 18% in Asia-Pacific and 7% in Latin America. We have manufacturing and research facilities located in 14 countries. We had net sales of $3,073.1 and earnings from operations of $272.5 in 2011. Cytec was incorporated as an independent public company in December 1993.

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the business was treated as discontinued operations and discussion of that segment is no longer included in the discussions that follow.

We have four reportable business segments: Engineered Materials, In-Process Separation, Additive Technologies, and Coating Resins. The Engineered Materials segment principally includes advanced composites, carbon fiber, structural film and pressure sensitive adhesives, and formulated resins. The In-Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives and specialty additives. The Coating Resins segment includes the following product lines: specialty coating resins, industrial coating resins, and powder coating resins. Included in the specialty coating resins product line are specialty radiation-cured resins (Radcure resins) and waterborne resins. Included in the industrial coating resins product line are Radcure commodities, amino cross-linkers, solventborne resins, and urethane resins. In-Process Separation, Additive Technologies, and Coating Resins are managed under one executive leader and are referred to collectively as Cytec Specialty Chemicals.

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

•

Provide a culture that challenges, engages and rewards our employees. We know that progress and growth depend on every employee taking responsibility, being creative, and contributing to our overall successful performance. We strive to have our employees challenged and to enjoy success as we continue to build a stronger Cytec. As part of this process, employees have opportunities to embark on career paths geared towards advancement in various areas of our organization. Our goal is to attract, retain and develop employees to their highest potential and be recognized as a global employer of choice.

•

Be universally recognized as the technology leader in our markets. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end, we focus on our new product pipeline and delivering value-added products to our customers every year. We continued to invest in our three growth platforms (i.e., Engineered Materials, In-Process Separation, and Coatings (radiation- cured and waterborne resins).

•	Positively impact society by our commitment to safety, health, and environmental stewardship. We focus our innovation on the development of environmentally sustainable products, and demonstrate our respect for the communities in which we operate. We operate on a global basis with manufacturing plants and research facilities located in 14 countries including high growth emerging markets where we will continue to expand sales as markets develop. Our global operations add to the vitality and the economy of the regions in which we operate.

We are focused on operational excellence. To develop and implement best practices, we benchmark our performance against our competitive peer group. This has had a significant positive impact in terms of our safety and environmental performance. Manufacturing has the largest impact on our costs and we use various techniques such as Six Sigma® (a trademark of Motorola Inc.) and lean manufacturing to reduce our product costs by improving process yields, reducing batch times, increasing capacity and improving and/or streamlining our manufacturing processes. We continuously review our operational footprint versus current and projected market demand and accordingly, from time to time, we may also expand, shutdown parts of, or close certain manufacturing or laboratory facilities.

Over the years, in the course of our ongoing operations, we have made a number of other strategic business and product line acquisitions and dispositions.

Our management team regularly reviews our product line portfolio in terms of strategic fit and capital allocation based on financial performance which includes factors such as growth, profitability and return on invested capital. From time to time, we may also dispose of or withdraw certain product lines. We may also acquire additional product lines or technologies. We conduct regular reviews of our plant sites’ cost effectiveness, including individual facilities within such sites, to ensure our long-term competitiveness.

We announced that we are reviewing all options for our Coating Resins segment including the sale of the entire segment. This analysis includes investigating whether the pressure sensitive adhesives (“PSA”) product line should be included in a sale transaction. The PSA product line is included within our Engineered Materials segment, but shares technology and certain manufacturing assets with the Coating Resins segment.

SEGMENT INFORMATION

Revenues from external customers, earnings from operations, and total assets for each of our four reportable segments can be found in Note 16 of Notes to Consolidated Financial Statements.

Engineered Materials

Our Engineered Materials segment is a global provider of technologically advanced materials for aerospace, high-performance industrial and other extreme-demand markets.

Its primary product lines and products are:

Product Line	Major Products	Principal Applications
Advanced aerospace composites and structural adhesives	Aerospace-qualified prepregs, resin infusion systems, structural/surfacing adhesives	Large commercial airliners, regional and business jets, military aircraft, rotorcraft, satellites and launch vehicles
High performance industrial composites and materials	Industrial-grade prepregs, resin infusion systems, structural/surfacing adhesives; pressure sensitive adhesives; formulated resins	Composites for high performance automotive, defense, tooling and alternative energy; pressure sensitive adhesives for signage, labels, tapes, graphics and medical applications; formulated resins for bonding and/or sealing of electrical and electronic components
Carbon fibers	High performance carbon fiber reinforcements	Raw material input for aerospace and industrial advanced composite materials

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

Military aircraft were early adopters of advanced composite technology. Advanced composites generally account for a higher percentage of structural weight on military aircraft. We are a major supplier to the F-35 Joint Strike Fighter and F-18 fighter jet programs. Newer designed commercial aircraft, such as the Boeing 787 Dreamliner and the Airbus A380, have adopted a higher percentage of advanced composites to design and manufacture aircraft with greater fuel efficiency. We are also a leading supplier for the business and regional jet market, supporting new programs such as Bombardier’s CSeries and LearJet85, and for the emerging aerospace markets in China and Russia. We expect the demand for advanced composites, structural adhesives and carbon fiber reinforcement to continue to increase as new aerospace designs, applications and programs are developed and introduced. We expect to significantly increase our capital spending over the next several years to meet the projected higher demand levels.

Advanced Composites, Structural Adhesives and Carbon Fibers

Advanced composites are exceptionally strong and lightweight materials (prepregs and resin infusion systems) we manufacture from high performance fibers (like carbon fiber) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by us.

Our customers use composites for primary structural aircraft applications such as wing, tail and rudder assemblies, engine housings and fuselage components. Composites are also used for secondary structural applications such as fairings and aircraft interiors. Ablatives are used for rocket nozzles and launch components and our carbon/carbon products to make aircraft and other high-performance brakes.

Structural and film adhesives are used for bonding and surfacing both metal and composite aircraft and automotive components. We also manufacture specialty adhesive forms for complex composites assemblies, such as honeycomb and sandwich structures and special surfacing films to provide aircraft lightning strike protection.

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

We began construction on a new carbon fiber line in South Carolina in early 2008, for which $168.2 has been spent as of December 31, 2011. Upon completion, the new production line would double our capacity for PAN carbon fiber. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project due to recession-driven demand reductions. Since then, carbon fiber demands have significantly increased, and we are currently assessing our timing and the cost for this project’s restart, which is expected in 2012. To further advance carbon fiber reinforced composite materials technology, we entered into a strategic business collaboration with Mitsubishi Rayon Co., Ltd., combining and sharing the technologies and engineering efforts for selected high-performance carbon composites applications in the structural materials aerospace market.

High Performance Industrial Materials (“HPIM”)

Our HPIM product line strategy is to leverage our composites, adhesives and resin technologies across multiple industrial markets. We supply composites and adhesives to a wide spectrum of markets, such as high performance and luxury low-rate serial automotive, defense, and alternative energy. This product line addresses the increasing requirements for weight, strength and cost- optimized products and materials within the markets where composites adoption is growing.

We manufacture and sell specialty pressure sensitive adhesives for waterborne, solventborne and radiation-cured systems, featuring innovative products such as high-performance emulsions, adhesives for medical (transdermal patch) applications and removable adhesives. Our customers apply our adhesives to a variety of substrates to utilize them in applications for signage, labels, tapes (high-performance automotive, aerospace and other specialty markets), graphics and medical systems. We design formulations for broad market use and customer-specific applications.

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

In-Process Separation

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

We market our In-Process Separation chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. For a discussion of raw materials, refer to “Customers and Suppliers.”

Mining Chemicals

Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have a leading position in the base metal processing industry, particularly in the flotation and solvent extraction of copper and associated metals. Our phosphine-based specialty products are used primarily in the flotation of complex sulfide ores and the solvent extraction of cobalt/nickel. We also have a leading position in the alumina processing industry, where our HxPAMs are particularly effective at the flocculation of “red mud” and our patented MaxHT™ antiscalant is sold for suppressing sodalite scale formation. Demand for mining chemicals varies with industry conditions such as global demand, inventory levels and prices for the particular minerals with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications. Our expectation is for demand for our specialty and new products continuing to grow which will require us to make significant capital investments in new capacity over the next several years.

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

Due to projected higher demand levels, we have begun work to double our capacity for phosphine products, which is expected to be complete and ready for commercial production in the latter half of 2014. The total project cost is estimated to be approximately $160.0.

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

Coating Resins

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Specialty coating resins	Coating additives, waterborne resins	Coatings and inks used in industrial coatings for automobiles, wood and plastic coatings including parquet, furniture, safety glass interlayer, printing varnishes and inks
Powder coating resins	Conventional and ultraviolet curable powder coating resins	Powder coatings for industrial and heavy duty metal applications, appliance, white goods, architecture and wood
Industrial coating resins	Solventborne resins, amino cross-linkers, monomers, and urethane resins	Packaging, coil, metal fixtures, metal and wood furniture, and heavy-duty industrial machinery, architectural applications, products used in abrasives, tires, electronics, marine, sanitary and swimming pools

We market our coating resins chemicals through specialized sales and technical service staffs for each of our product lines. Sales are typically made directly to large customers and through distributors to smaller customers. For a discussion of raw materials, refer to “Customers and Suppliers.”

Specialty Coating Resins

We are a leading producer of radiation-cured resins for high-performance coatings and graphics applications. These resins are cured (dried and hardened) by exposing them to ultraviolet or electron-beam radiation, rather than heat which typically reduces processing costs, lowers energy use and increases productivity. Products such as inks, compact discs, DVDs, flat panel displays, credit cards, packaging, parquet and furniture utilize advanced resins like the ones we have developed. We also manufacture a wide range of waterborne resins and additives finding applications in high-performance industrial, protective and automotive coating and decorative applications.

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

Industrial Coating Resins

We manufacture a broad range of solventborne resins. We are a market leader in resins for high-solids coating systems. Our extensive portfolio includes products based on seven chemistries: acrylics, amino cross-linkers, epoxy systems, alkyds and polyesters, urethanes, phenolics and unsaturated polyesters.

Associated Company and Minority Interests

We own a 50% interest in SK Cytec Co., Ltd. and a majority share of two consolidated entities. All make products for principal applications similar to those listed in our Coating Resins segment. Each of these entities is immaterial to the results of our operations.

Competition

We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, changes in the prices of raw materials without increasing their prices, or a change in the economy as a whole.

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

Customers and Suppliers

Sales derived from any single customer did not exceed 10% of our consolidated revenues for fiscal years 2011, 2010, and 2009. Sales to one of our customers, including sales to that customer’s subcontractors, are significant to our Engineered Materials segment. The loss of this customer and related subcontractors would have a material adverse effect on the operating results of our Engineered Materials segment. Sales to two customers of our Coating Resins segment are significant to this segment and, if such sales were lost, would have a material adverse effect on the operating results of our Coating Resins segment. A summary of various long-term customer supply agreements is disclosed under “Commitments” in Note 11 of Notes to Consolidated Financial Statements.

A number of our customers operate in cyclical industries such as the aerospace, automotive, construction and mining. This in turn, causes demand for our products to also be cyclical.

Key raw materials for the Cytec Specialty Chemicals segments are propylene derivatives such as acrylic acid and epoxy resins, methanol derivatives, melamine and natural gas for energy. Key raw materials for the Engineered Materials segment are carbon fiber and various resins. These are typically available although we have experienced tight markets for certain raw materials from time to time.

Oil and natural gas are important indirect raw materials for many of our products. The prices of both of these commodities have been volatile over time. Sudden price swings can adversely affect our ability to recover increased costs from our customers or demand for our products. Prices for these commodities may vary widely between geographic regions, and as a result of this, many of our products could compete with similar products made with less expensive raw materials available elsewhere and we may not be able to recover any or all of these increased costs.

To minimize reliance on any one supplier, we generally attempt to retain multiple sources for high-volume raw materials. We are dependent on a limited number of suppliers for carbon fibers that are used in many of our advanced composite products. As we manufacture some of our own carbon fibers, the risk of future carbon fiber supply limitations is somewhat reduced. There can be no assurance that the risk of encountering supply limitations can be entirely eliminated.

Changes to raw material costs year on year are an important factor in profitability. Raw material prices can increase or decrease based on supply and demand and other market forces. We have, from time to time, experienced difficulty procuring several key raw materials, such as but not limited to, methanol derivatives, propylene derivatives, natural gas and carbon fiber, due to general market conditions or conditions unique to a significant supplier. We may experience supply disruptions of these and other materials in the future. Such conditions, if protracted, could result in our inability to manufacture our products, resulting in lower than anticipated revenues. If we are unable to raise our selling prices to recover the increased costs of raw materials driven by higher energy costs or other factors, our profit margins will be adversely affected.

In other cases, we may have to reduce the selling prices of our products due to competitive pressures and may not be able to retain the additional profitability from the reduced raw material costs.

International

We operate on a global basis, with manufacturing and research facilities located in 14 countries. Through our sales forces, third-party distributors and agents, we market our products internationally. Geographical information is contained in Note 16 of Notes to Consolidated Financial Statements.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in currency exchange rates could have a significant impact on our reported revenues, which are reported in U.S. dollars. In 2011, approximately 67% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S. which tend to offset some of the impact on earnings. Accordingly, changes in currency exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to foreign exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in foreign currency exchange rates on our results of operations or cash flows. Further, our international sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. Foreign currency translation favorably impacted our sales and our income from operations for the year ended December 31, 2011 by approximately $67.0 and $2.3, respectively, as compared to fiscal 2010. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

Research and Process Development

During 2011, 2010, and 2009, we invested $84.6, $72.5, and $75.0, respectively, into research and process development expense.

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

Employees

We employ approximately 5,500 employees of whom about 42% are represented by unions. We believe that our relations with employees and unions are generally good.

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

We typically seek to utilize third-party insurance. This insurance covers portions of certain of these risks to the extent that coverage is available and can be obtained on terms we believe are economically justified.

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

We are required to comply with laws that govern the emission of pollutants into the ground, waters and the atmosphere and with laws that govern the generation, transportation, treatment, storage, and disposal of solid and hazardous wastes. We are also subject to laws that regulate the manufacture, processing, and distribution of chemical substances and mixtures, as well as the transportation and disposition of certain hazardous and non-hazardous substances. In addition, certain laws govern the abatement, removal, and disposal of asbestos-containing materials and heavy metal-containing substances, the maintenance and related containment of aboveground storage tanks, the integrity of underground storage tanks, as well as equipment which contains or is contaminated by polychlorinated biphenyls. The costs of compliance with such laws and related regulations may be substantial, and regulatory standards tend to evolve towards more stringent requirements. These requirements might, from time to time, make it uneconomic or impossible to continue operating a facility. Non-compliance with such requirements at any of our facilities could result in substantial civil penalties or our inability to operate all or part of the facility, or our ability to produce and subsequently sell certain products.

Global warming could have an adverse impact on our operations, particularly in hurricane prone or low lying areas near the ocean. At this time, we are not able to speculate as to the potential timing or impact from potential global warming, however we believe we currently have adequate insurance coverage related to natural disasters at our sites. There are several initiatives in the United States and other countries to regulate certain industries and actions to reduce the impact of global warming. Some of these initiatives, if made effective, could have a direct adverse impact on our operations or an indirect adverse impact by affecting our suppliers or customers. The U.S. Environmental Protection Agency (“EPA”) regulates the registry of greenhouse gas emissions for certain facilities. Currently we have one site that is required to report such emissions under the EPA climate registry rule. We do not expect this regulation to have a significant impact from a cost or operations perspective, as we already have systems in place to measure and report our emissions. We continue to monitor proposed legislation and regulation and its impact.

Further discussion of environmental matters is discussed in Note 11 of Notes to Consolidated Financial Statements.

The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation in the European Union requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. All Tier I covered substances were registered as of the November 30, 2010 deadline. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. REACH is expected to take effect in three primary stages over eleven years following the effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We did not incur significant costs for REACH compliance in 2009, 2010 and 2011 and we do not expect to incur significant costs in 2012. However, the overall cost of compliance over the next 10-15 years could be substantial although at this time, we do not expect costs to be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 1A.

RISK FACTORS

•

Portfolio Management – Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain segments and/or product lines.

We announced that we are reviewing all options for our Coating Resins segment including the sale of the entire segment. This analysis includes investigating whether the pressure sensitive adhesives (“PSA”) product line should be included in a sale transaction. The PSA product line is included within our Engineered Materials segment, but shares technology and certain manufacturing assets with the Coating Resins segment. A sale of these businesses may lead to a non-cash loss or require further cash restructuring charges, including those related to the significant stranded costs from such a transaction. We expect to make a decision on the separation of these businesses in the second quarter of 2012.

•	Uses of Cash

We have significant cash balances on hand which would increase with net proceeds from a sale of a business or product line. Our uses of cash are as follows: maintenance of business capital and funding; expansion capital in our growth product lines; bolt-on acquisitions, debt repurchase and return of excess cash to shareholders through stock buyback and dividends. The use of cash for capacity expansions or bolt-on acquisitions requires the use of significant estimates by management on future revenues and costs. If the actual results for revenues are materially less or costs materially higher than the estimates made by management, it would reduce the returns on the use of the cash employed and future cash generation.

•	Restructuring charges, goodwill impairment, acquisition intangible impairment, or other asset impairment charges may affect our results of operations in the future.

Management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $21.6 in 2011 principally related to plant closures and employee severance. See Note 3 of Notes to the Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

We test goodwill for impairment on an annual basis each October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible asset may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. In total, we had goodwill of $675.7 and acquisition intangibles with a net carrying value of $303.4 at December 31, 2011. See “Significant Accounting Estimates / Critical Accounting Policies” under Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion on our goodwill impairment testing.

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

•	Loss of certain significant customers may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

See “Item 1. BUSINESS – Customers and Suppliers”

•	We face active competition from other companies, which could adversely affect our revenue and financial condition.

See “Item 1. BUSINESS – Competition”

•	We face numerous risks relating to our international operations that may adversely affect our results of operations.

See “Item 1. BUSINESS – International”

•	Our production facilities are subject to operating risks that may adversely affect our operations.

See “Item 1. BUSINESS – Operating Risks”

•	We are subject to significant environmental and product regulatory expenses and risks.

See “Item 1. BUSINESS – Environmental Matters”

•	We are subject to significant litigation expense and risk.

See “Item 3. LEGAL PROCEEDINGS”

•

A downturn in global economic conditions coupled with a lack of credit availability from the credit markets could adversely impact our customers’ demand for our products, their ability to pay their accounts receivable with us and/or their viability.

We attempt to mitigate the risks associated with extending credit to our customers by maintaining detailed credit procedures and routinely updating customer credit limits. It is possible that these procedures will not fully mitigate customer collectability risk. Our results of operations in 2011 and 2010 were not significantly impacted by the inability of our customers to pay. However, the risks associated with extending credit to our customers could increase if global economic conditions or the financial viability of our customers worsen.

•	A downturn in global economic conditions could also adversely impact our suppliers’ ability to supply our raw materials requirements.

Our suppliers could be impacted by a downturn in global economic conditions in many of the same ways that such conditions would impact us. If economic conditions deteriorate or the financial viability of our suppliers worsens, our suppliers may not be able to meet their raw material commitments to us, could request shortened payment terms, or could reduce or in extreme cases eliminate the amount of credit they extend to us. Our operations in 2011 and 2010 were not significantly impacted by these factors due to the diversity of our supplier base and our materials sourcing strategies. However, it is possible that such procedures and strategy may not completely eliminate these risks.

•

If the current global economic recovery weakens, it could significantly impact our results of operations and cash flows. This could impact our ability to fund certain investments for growth, could cause a significant reduction in global operations, our ability to borrow and impact our current credit rating.

As we have experienced in the past, downturns in the global economy can especially impact the automotive, construction and general industrial markets that we serve and could lead to a significant reduction in our sales and operating profitability. If economic conditions deteriorate, we may be forced to take additional cost reduction initiatives that could lead to further reductions in profitability and could jeopardize our ability to fund growth programs designed to position us for success when economic conditions improve. Further, the reduced profitability and cash generation that would be triggered by a weakening of economic conditions could (1) limit the amounts we can borrow under our primary credit facility due to the covenants contained in the agreement, and (2) could unfavorably impact our credit rating. In both instances, our ability to borrow could be limited and thus our liquidity adversely impacted.

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

PROPERTIES

We operate manufacturing and research facilities in 14 countries. Capital spending for the years ended December 31, 2011, 2010 and 2009 was $116.5, $115.6, and $175.5, respectively.

Our capital expenditures are intended to provide increased capacity, improve the efficiency of production units, improve the quality of our products, modernize or replace older facilities, or install equipment for the protection of employees, neighboring communities and the environment.

Our manufacturing and research facilities and the segments served by each such facility are as follows:

FACILITY	SEGMENTS SERVED

Anaheim, California	Engineered Materials
Antofagasta, Chile	In-Process Separation
Atequiza, Mexico	In-Process Separation; Additive Technologies
Bassano, Italy	Coating Resins
Belmont (Willow Island), West Virginia	Additive Technologies; Coating Resins
D’Aircraft (Anaheim), California	Engineered Materials
Drogenbos, Belgium	Coating Resins; Engineered Materials
Graz, Austria	Coating Resins
Greenville, South Carolina	Engineered Materials
Greenville, Texas	Engineered Materials
Hamburg, Germany	Coating Resins
Havre de Grace, Maryland	Engineered Materials
Indian Orchard, Massachusetts	Engineered Materials
Kalamazoo, Michigan	Engineered Materials; Coating Resins
Langley, South Carolina	Engineered Materials; Coating Resins
Lillestrom, Norway	Coating Resins
Mount Pleasant, Tennessee	In-Process Separation; Additive Technologies
Niagara Falls, Canada	In-Process Separation
North Augusta, South Carolina	Coating Resins
Oestringen, Germany	Engineered Materials
Olean, New York	Engineered Materials
Orange, California	Engineered Materials
Rayong, Thailand	Engineered Materials; In-Process Separation; Coating Resins
Rock Hill, South Carolina	Engineered Materials
Schoonaarde, Belgium	Coating Resins
Seremban, Malaysia	Coating Resins
Shanghai, China	Engineered Materials; Coating Resins
Shimonoseki, Japan	Coating Resins
Smyrna, Georgia	Coating Resins
Stamford, Connecticut	In-Process Separation; Additive Technologies; Coating Resins
Wallingford, Connecticut	Additive Technologies; Coating Resins
Werndorf, Austria	Coating Resins
Wiesbaden, Germany	Coating Resins
Winona, Minnesota	Engineered Materials
Wrexham, U. K.	Engineered Materials

We own all of the foregoing facilities and their sites except for the land at the Indian Orchard, Lillestrom, Shanghai and Shimonoseki facilities and the land and the facilities at the Smyrna and Wiesbaden sites. We have long-term leases and/or operating agreements for the Indian Orchard, Lillestrom, Smyrna, Shanghai, Stamford, Shimonoseki and Wiesbaden sites. We lease our corporate headquarters in Woodland Park, New Jersey, our Cytec Specialty Chemicals headquarters in Brussels, Belgium, our Engineered Materials headquarters located in Tempe, Arizona, and our shared services offices in Riga, Latvia. We ceased operations at our Coating Resins facility in San Fernando, Spain in the first quarter of 2011, and expect to transfer the site to the local municipality in exchange for monetary consideration in 2012. We ceased operations at our leased Coating Resins facility in Suzano, Brazil during 2011, as part of a restructuring of the segment.

Item 3.

LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 11 of Notes to Consolidated Financial Statements.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

(Currencies in millions, except per share amounts)

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is listed on the New York Stock Exchange. On February 15, 2012, there were approximately 5,082 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:

	1Q	2Q	3Q	4Q
2011
High	$58.06	$59.19	$58.09	$47.85
Low	$49.72	$51.72	$32.49	$32.76
Dividends	$0.125	$0.125	$0.125	$0.125
2010
High	$47.36	$50.14	$56.82	$60.85
Low	$36.42	$38.42	$37.73	$45.53
Dividends	$0.0125	$0.0125	$0.0125	$0.0125

On January 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.1250 per common share, payable on February 24, 2012, to stockholders of record as of February 10, 2012.

During the quarter ended December 31, 2011, we repurchased 1,450,000 shares of common stock for $65.4. Year to date, we repurchased 4,280,000 shares of common stock for $196.1 under our stock buyback program. As of December 31, 2011, approximately $197.9 remained available from the $200.0 authorization announced on December 8, 2011. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

The following information describes the Company’s stock repurchases during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
October 1, 2011 – October 31, 2011	0	–	0	$63.3
November 1, 2011 - November 30, 2011	975,000	$44.36	975,000	$20.1
December 1, 2011 - December 31, 2011	475,000	$46.58	475,000	$197.9
Total	1,450,000		1,450,000

(1)	During the three months ended December 31, 2011, we repurchased shares of our common stock under the following repurchase authorizations: (a) the authorization announced in January 2011 for $150.0 of stock repurchases, which was fully completed in December 2011; and (b) the authorization announced in December 2011 for an additional $200.0 of stock repurchases. As of December 31, 2011, approximately $197.9 remained available for future repurchases.

See Part III, Item 12., “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information relating to our equity compensation plans.

Performance Graph

The graph set forth below is based on the assumption that $100 had been invested in our common stock and in each index on December 31, 2006, with reinvestment of dividends at market prices. The total cumulative dollar returns represent the value such investments would have had on December 31, 2011.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Cytec Industries Inc.	$100	$110	$38	$66	$96	$82
S&P 500	$100	$105	$66	$84	$97	$99
S&P Specialty Chemicals	$100	$116	$96	$137	$168	$179

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Item 6.

SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2011		2010		2009		2008		2007
Statements of income data:
Net sales	$3,073.1		$2,748.3		$2,429.3		$3,128.2		$3,046.6
Earnings/(loss) from operations	$272.5	(1)	$233.9	(3)	$15.5	(5)	$(132.4	)(7)	$293.3	(9)
Earnings/(loss) from continuing operations	$165.3	(2)	$142.0	(4)	$(12.2	)(6)	$(207.1	)(8)	$185.7	(10)
Earnings from discontinued operations, net of taxes	$42.5		$30.3		$9.7		$8.3		$20.8
Net earnings/(loss) attributable to Cytec Industries Inc.	$207.8		$172.3		$(2.5)		$(198.8)		$206.5
Basic net earnings/(loss) per share attributable to Cytec Industries Inc.:
Earnings/(loss) per share attributable to Cytec Industries Inc. before discontinued operations	$3.41		$2.88		$(0.25)		$(4.33)		$3.86
Earnings per share from discontinued operations, net of taxes	0.88		0.61		0.20		0.17		0.43
Net earnings/(loss) per share attributable to Cytec Industries Inc.	$4.29		$3.49		$(0.05)		$(4.16)		$4.29
Diluted net earnings/(loss) per share attributable to Cytec Industries Inc.:
Earnings/(loss) per share attributable to Cytec Industries Inc. before discontinued operations	$3.37		$2.85		$(0.25)		$(4.33)		$3.78
Earnings per share from discontinued operations, net of taxes	0.87		0.61		0.20		0.17		0.42
Net earnings/(loss) per share attributable to Cytec Industries Inc.	$4.24		$3.46		$(0.05)		$(4.16)		$4.20
Cash dividends declared and paid per common share	$0.50		$0.05		$0.16		$0.50		$0.40
Balance sheet data:
Total assets	$3,536.7		$3,673.9		$3,559.4		$3,640.0		$4,085.6
Long-term debt	$635.9		$641.5		$658.4		$806.4		$705.3

(1)	Includes net pre-tax charges of $21.6 ($14.9 after-tax) for various restructuring initiatives primarily related to our Coating Resins segment. Also includes a pre-tax credit of $3.9 ($2.6 after-tax) primarily related to adjustments to environmental accruals for revised remediation plans to an active site in Europe. Also includes $0.7 ($0.4 after tax) of accelerated depreciation for our Stamford facility sold in September 2011, which is being treated as a financing activity and remains on our books until our environmental remediation is complete and the sale can be recognized, and a pre-tax gain of $3.3 ($2.1 after tax) on the sale of assets in Bogota, Columbia.

(2)	In addition to items in Note (1) above, includes pre-tax charges of $5.2 ($3.3 after tax) for environmental accrual adjustments primarily in the U.S. at inactive sites.

(3)	Includes a net pre-tax charge of $3.2 ($2.2 after-tax) for various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe, and a pre-tax charge of $5.5 ($3.4 after-tax) related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility.

(4)	In addition to items in Note (3) above, includes a net pre-tax charge of $4.7 ($2.9 after-tax) related to increases in environmental liabilities at two inactive locations for a change in estimate for operating and maintenance costs, a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $9.7 related to a valuation allowance reversal in two international jurisdictions.

(5)	Includes pre-tax charge of $90.2 ($63.7 after-tax) for various manufacturing and organizational restructuring initiatives across the Specialty Chemical segments and Engineered Materials segment and within corporate operations as well as restructuring charges related to the shared services initiative. Also includes a net pre-tax loss of $1.4 ($1.9 after-tax) related to the exit of the polyurethane product line in Europe and Asia.

(6)	In addition to items in Note (5) above, includes a net pre-tax loss of $8.6 ($5.2 after-tax) associated with the premium for the debt tender, a pre-tax, non-cash gain of $8.9 ($5.5 after-tax) as a result of a land sale for which the proceeds were received in 2004, a pre-tax gain of $6.2 ($3.8 after-tax) related to a legal settlement, a pre-tax, non-cash charge of $12.2 ($9.1 after-tax) relating to a pension settlement in an international jurisdiction, and a benefit of $4.0 related to a favorable tax adjustment for an audit settlement in an international jurisdiction.

(7)	Includes a pre-tax charge of $5.6 ($3.6 after-tax) for incremental accelerated depreciation related to our exit of Radcure manufacturing at our leased facility in Pampa, Texas, a pre-tax goodwill impairment charge of $385.0 ($358.3 after-tax), and a pre-tax charge of $14.9 ($10.4 after-tax) for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments.

(8)	In addition to items in Note (7) above, includes a pre-tax gain of $6.1 ($4.0 after-tax) for a legal settlement and an income tax benefit of $2.6 related to a favorable tax development related to the sale of the water treatment business in 2007.

(9)	Includes a pre-tax restructuring charge of $6.2 ($5.0 after-tax) for restructuring initiatives and a pre-tax gain of $13.6 ($13.3 after-tax) for the sale of certain product lines.

(10)	In addition to items in Note (9) above, includes $6.3 related to various income tax rate changes in various jurisdictions.

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

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the business has been treated as discontinued operations in our Consolidated Financial Statements. See Footnote 2 for a further discussion.

Coating Resins Business

In January 2012, we announced that we have retained an advisor, J.P. Morgan, to assist us in reviewing all strategic options for a separation of the entire Coating Resins segment and the pressure sensitive adhesives product line, which is included in the Engineered Materials segment. Our intention is to review all our options with respect to these businesses as we had previously disclosed during the third quarter 2011 earnings conference call. We expect to complete this review and make a decision regarding the separation of these businesses in the second quarter of 2012.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items in our Consolidated Statements of Income bear to net sales:

Years Ended December 31,	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	75.8	75.5	81.3
Gross profit	24.2	24.5	18.7
Selling and technical services	7.3	7.5	8.1
Research and process development	2.7	2.6	3.1
Administrative and general	4.1	4.6	5.1
Amortization of acquisition intangibles	1.3	1.3	1.6
Gain on sale of assets	(0.1)	0.0	0.0
Asset impairment charge	0.0	0.0	0.2
Earnings from operations	8.9	8.5	0.6
Net earnings (loss) attributable to Cytec Industries Inc.	6.8	6.3	(0.1)

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

Net Sales	North America	Latin America	Asia/ Pacific	Europe/ Middle East/ Africa	Total
2011
Engineered Materials	$567.5	$8.9	$49.5	$281.9	$907.8
In-Process Separation	97.6	105.6	80.3	56.0	339.5
Additive Technologies	106.3	22.5	65.2	82.8	276.8
Coating Resins	316.0	69.8	367.2	796.0	1,549.0
Total	1,087.4	206.8	562.2	1,216.7	3,073.1
2010
Engineered Materials	$485.0	$7.2	$40.7	$241.2	$774.1
In-Process Separation	76.8	90.1	66.1	59.2	292.2
Additive Technologies	101.5	19.7	64.7	73.5	259.4
Coating Resins	303.9	64.1	346.1	708.5	1,422.6
Total	$967.2	$181.1	$517.6	$1,082.4	$2,748.3
2009
Engineered Materials	$449.3	$4.3	$34.0	$229.9	$717.5
In-Process Separation	69.0	79.7	69.5	47.6	265.8
Additive Technologies	90.8	19.7	55.4	73.2	239.1
Coating Resins	260.0	50.5	274.3	622.1	1,206.9
Total	$869.1	$154.2	$433.2	$972.8	$2,429.3

Net sales in the United States were $1,017.4, $906.1, and $810.5, or 33%, 33%, and 33% of total net sales, for 2011, 2010, and 2009, respectively. International net sales were $2,055.7, $1,842.2, and $1,618.8, or 67%, 67%, and 67% of total net sales, for 2011, 2010, and 2009, respectively.

We have four reportable business segments: Engineered Materials, In-Process Separation, Additive Technologies, and Coating Resins. The Engineered Materials segment principally includes the following product lines: advanced composites, carbon fiber, structural film and pressure sensitive adhesives, and formulated resins. The In-Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives and specialty additives. The Coating Resins segment includes the following product lines: specialty coating resins, industrial coating resins, and powder coating resins. Included in the specialty coating resins product line are specialty radiation-cured resins (Radcure resins) and waterborne resins. Included in the industrial coating resins product line are Radcure commodities, amino cross-linkers, solventborne resins, and urethane resins. In-Process Separation, Additive Technologies, and Coating Resins are managed under one executive leader and are referred to collectively as Cytec Specialty Chemicals.

For more information on our segments, refer to Note 16 of Notes to Consolidated Financial Statements and further discussions under “Segment Results” below.

YEAR ENDED DECEMBER 31, 2011, COMPARED WITH YEAR ENDED DECEMBER 31, 2010

Consolidated Results

Net sales for 2011 were $3,073.1, compared with $2,748.3 for 2010. Overall, net sales increased 12%, driven by price increases of 8%, a favorable impact from changes in exchange rates of 2%, and volume increases of 2%. Higher selling prices improved sales in all segments in 2011 compared to 2010, but especially for Coatings Resins, which had 11% price increases. Engineered Materials and In-Process Separation improved their selling volumes by 13% and 9%, respectively, compared to the 2010 period. Coating Resins’ sales volumes, down 6% compared to 2010, fell across all regions, while Additive Technologies’ sales were impacted by 1% lower volumes compared to 2010. For a detailed discussion on sales, refer to the “Segment Results” section below.

Manufacturing cost of sales was $2,330.5, or 75.8% of sales, for 2011 compared with $2,074.0, or 75.5% of sales, for 2010. The increase in manufacturing cost of sales of $256.5 compared to 2010 is due primarily to higher raw material costs and the impact of changes in foreign exchange rates in 2011. The increase consists of $186.6 related to higher raw material costs, the unfavorable impact of changes in exchange rates of $52.1, of which $35.6 relates to raw materials, $33.8 related to higher period costs, and higher restructuring costs of $2.4. The higher period costs were mostly due to increased costs from higher production demand and volume in the Engineered Materials segment. These increases were partially offset by $15.2 in reduced costs due to lower net sales volume across the other three segments in 2011 and favorable fixed cost absorption of $3.2. Approximately $11.8 of restructuring charges are included in manufacturing cost of sales in 2011, mostly from our closure of our manufacturing facility in Suzano, Brazil in the third quarter. Restructuring charges in cost of sales in 2010 were $9.4, primarily related to the exit of a phosphorus product at out Mt. Pleasant manufacturing facility, and additional restructurings at our European manufacturing locations. Included in manufacturing cost of sales is a $3.9 credit pertaining to environmental accrual adjustments for revised estimates at active sites due to approved, modified plans for remediation.

Selling and technical services expenses were $224.4 for 2011 versus $205.4 for 2010. Research and process development expenses in 2011 were $84.6 versus $72.5 in the prior year. Administrative and general expenses were $125.7 versus $125.4 in the prior year. Overall operating expenses increased by $31.4. This increase is primarily related to higher 2011 operating costs of $23.1, the unfavorable impact of changes in foreign exchange rates of $11.3, and higher restructuring charges in 2011 of $10.4, primarily related to the realignment of the supporting structure of the Coating Resins segment in the first half of 2011. These increases were partially offset by $14.0 of reduced costs from lower consulting fees and other general corporate expenses.

Amortization of acquisition intangibles was $38.7 for 2011 versus $37.1 for 2010 mostly due to increases in Coating Resins amortization as a result of changes in exchange rates.

Net gain on sale of assets of $3.3 in 2011 includes a gain from the sale of a former manufacturing site in Bogota, Colombia in the first quarter of 2011.

Other expense, net was $4.5 for 2011 versus $5.6 for 2010. Included in 2011 are environmental accrual charges related to inactive locations totaling $5.2, and a charge of $1.2 related to the settlement of an existing pension plan in an international jurisdiction. These expenses were partially offset by transaction exchange gains of $4.0 during the year. Included in 2010 are environmental accruals related to inactive locations totaling $8.3 and losses on cross currency swaps of $3.0. Also included in 2010 are a gain on the sale of a parcel of land of $2.3, a gain from the settlement of a legal claim of $2.4, and transaction exchange gains of $1.7.

The loss on early extinguishment of debt in 2011 was $0.3, compared to a loss of $0.8 in 2010, due to early repurchases of $5.4 and $16.5 in 2011 and 2010, respectively, of our notes due in 2013.

Equity in earnings of associated companies was $1.3 in 2011 versus $1.0 in 2010.

Interest expense, net was $35.8 for 2011 compared with $33.2 for 2010. The $2.6 increase is primarily due to the $7.3 reduction in the benefits of the interest differential on the five year cross currency swaps, which settled on October 1, 2010, and on the ten year cross currency swaps, which were re-designated as a net investment hedge on October 1, 2010. The increase was partially offset by higher interest income of $2.3 on cash balances and the note receivable from the sale of our former Building Block Chemicals segment, higher capitalized interest of $1.2, and the 2010 redemption of our 5.5% notes which reduced interest by $0.6.

The effective income tax rate for 2011 was a tax provision of 27.8% ($64.8) compared to a tax provision of 25.9% ($50.5) for 2010. The 2011 effective tax rate was favorably impacted by a tax benefit of $3.8 related to the resolution of an international tax matter. In addition to the $3.8 benefit noted, the 2011 effective tax rate includes discrete tax benefits of $2.3 attributable to several tax rate changes in certain tax jurisdictions.

Earnings from discontinued operations, net of tax was $42.5 in 2011 compared with $30.3 in 2010 and reflects the results of our former Building Block Chemicals segment. The results in 2011 include the net after tax gain of $34.6 resulting from the sale of the business in the first quarter of 2011.

Net income for 2011 was $207.8, or $4.24 per diluted share, compared with net income in 2010 of $172.3, or $3.46 per diluted share. For 2011, net income includes an after-tax charge of $14.9, or $0.30 per diluted share, for restructuring activities principally related to the Coating Resins segment, a $3.3 after-tax charge, or $0.07 per diluted share, related to increases in the environmental liabilities at inactive sites for an updated estimate of future remediation costs, and an after tax charge of $0.4, or $0.01 per share, for the accelerated depreciation of the Stamford research and development facility we sold in 2011, but are required to maintain on our books until our environmental obligation is satisfied. Additionally, net income in 2011 includes the after-tax gain of $2.1, or $0.04 per diluted share, on the sale of our former manufacturing site in Bogota, Colombia, and an after-tax benefit of $2.6, or $0.05 per diluted share, associated with the adjustment of our environmental liabilities primarily at an active site in Europe due to local approval of revised remediation plans. Included in 2010 was an after-tax charge of $5.6 related to various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe, and the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility. Our 2010 results also include an after-tax charge of $2.9 related to an increase in environmental liabilities at two inactive locations for a change in estimate for operating and maintenance costs, a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $15.7 related to a valuation allowance reversal in international jurisdictions.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and geographic region are set forth below:

Engineered Materials

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency
North America	$567.5	$485.0	17%	4%	13%	0%
Latin America	8.9	7.2	24%	(2%)	23%	3%
Asia/Pacific	49.5	40.7	22%	2%	20%	0%
Europe/Middle East/Africa	281.9	241.2	17%	4%	11%	2%
Total	$907.8	$774.1	17%	3%	13%	1%

Overall, net sales increased 17% primarily due to increased selling volumes of 13%. The higher selling volumes in 2011 are due to the continued ramp up of new large commercial transport programs, build rate increases for existing large commercial transport programs, and the general recovery of the civil aircraft market. These volume increases were partially offset by lower sales volumes to the military sector related to the sunset of the C-17 and F-22 programs. Selling prices across all product lines increased net sales by 3%, while changes in exchange rates favorably impacted sales by 1%.

Earnings from operations were $131.7, or 15% of net sales, in 2011, compared with $115.6, or 15% of net sales, in 2010. The $16.1 increase in earnings was driven by increased marginal income of $62.7 due to higher sales volumes, higher selling prices of $26.1, and favorable absorption of $5.8 due to increased production levels in 2011. These positive impacts were partially offset by higher manufacturing and freight costs of $37.2 in support of increased production volumes and preparations for expected further volume increases in the near future, $26.5 of cost escalations driven primarily by higher raw material costs, $12.2 of higher operating expenses due to continued investments in selling and technology in support of new growth, and the unfavorable impact of changes in exchange rates of $2.7.

In-Process Separation

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency
North America	$97.6	$76.8	27%	12%	15%	0%
Latin America	105.6	90.1	17%	7%	10%	0%
Asia/Pacific	80.3	66.1	21%	(1%)	18%	4%
Europe/Middle East/Africa	56.0	59.2	(5%)	4%	(9%)	0%
Total	$339.5	$292.2	16%	6%	9%	1%

Overall, net sales were up 16%, primarily due to increased selling volumes of 9% based on strong demand for mining products in the alumina and copper markets and phosphine products in North America. Selling prices increased by 6%, with increases in both the mining and phosphines businesses. These price increases reflect our efforts to offset higher raw material costs. Changes in exchange rates favorably impacted net sales by 1%.

Earnings from operations were $69.7, or 21% of net sales, in 2011, compared with $55.2, or 19% of net sales, in 2010. The $14.5 increase in earnings is the result of increased marginal income of $22.7 due to higher volumes, increased selling prices of $17.3, and favorable absorption $1.6 due to higher sales demand. This is partially offset by higher raw material costs of $12.9, higher operating expenses of $9.5 caused by increased headcount related to the segment’s growth initiatives, higher freight costs of $1.5 due to increased volumes, additional period costs of $1.1 due to maintenance activities, and an unfavorable impact from changes in exchange rates of $2.1.

Additive Technologies

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency
North America	$106.3	$101.5	5%	7%	(2%)	0%
Latin America	22.5	19.7	14%	7%	5%	2%
Asia/Pacific	65.2	64.7	1%	2%	(4%)	3%
Europe/Middle East/Africa	82.8	73.5	13%	7%	1%	5%
Total	$276.8	$259.4	7%	6%	(1%)	2%

Overall, net sales increased 7%, of which 6% pertains to selling price increases, especially for the specialty additives business. These price increases reflect our efforts to recover the higher raw materials costs. Selling volumes decreased by 1%, primarily due to lower demand for products in the polymer additives business. Additionally, changes in exchange rates favorably improved net sales by 2%.

Earnings from operations were $36.7, or 13% of net sales, for 2011, compared with $36.9, or 14% of net sales, in 2010. The $0.2 decrease in earnings is due to higher raw material costs of $9.9, reduced marginal income of $2.1 on lower volumes, and higher period and operating expenses of $6.5 due to salary inflation factors and higher plant maintenance costs, and a $0.8 bad debt provision for a polymer additives customer in Spain. The negative effects are essentially offset by $14.5 of selling price increases, favorable production absorption of $1.4 reflecting higher production levels through the third quarter, a net favorable impact from changes in exchange rates of $2.7, and lower freight costs of $0.5 due to lower volumes.

Coating Resins

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency
North America	$316.0	$303.9	4%	11%	(7%)	0%
Latin America	69.8	64.1	9%	9%	(1%)	1%
Asia/Pacific	367.2	346.1	6%	9%	(8%)	5%
Europe/Middle East/Africa	796.0	708.5	12%	12%	(5%)	5%
Total	$1,549.0	$1,422.6	9%	11%	(6%)	4%

Overall, net sales were up 9%, predominantly due to increased selling prices of 11%. Selling prices increased across all product lines, reflecting our concerted efforts to recover higher raw material costs. Selling volumes were down 6% in 2011 as compared to 2010. Except for waterborne products, we had lower demand across almost all of our products lines. Demand for waterborne products in the automotive markets was stronger in the first half of the year. Changes in exchange rates favorably impacted net sales by 4%.

Earnings from operations were $65.1, or 4% of net sales, in 2011, compared with earnings from operations of $68.2, or 5% of net sales, in 2010. The decrease of $3.1 in year over year earnings primarily is due to $137.3 of higher raw material costs, reduced marginal income of $30.8 due to lower volumes, net unfavorable absorption of $5.6 due to reduced production from lower demand, and $1.5 of higher period and operating expenses caused by salary inflation factors and consulting fees. The negative effects are partially offset by the favorable impacts of $158.9 from increased selling prices, lower freight costs of $8.3 caused by lower volumes, and $4.8 from the net favorable impact of changes in exchange rates.

YEAR ENDED DECEMBER 31, 2010, COMPARED WITH YEAR ENDED DECEMBER 31, 2009

Consolidated Results

Net sales for 2010 were $2,748.3 compared with $2,429.3 for 2009. Overall, sales increased 13%, driven by volume increases of 12% and price increases of 2%, offset by unfavorable changes in exchange rates of 1%. Selling volumes increased in all segments in 2010 compared to 2009. Higher selling prices increased sales in Coatings Resins, Additive Technologies, and Engineered Materials, by 4%, 2% and 1%, respectively, compared to the 2009 period. Overall selling prices for In-Process Separation were flat as higher mineral processing product prices were offset by lower prices in phosphine and alumina products. For a detailed discussion on sales, refer to the “Segment Results” section below.

Manufacturing cost of sales was $2,074.0, or 75.5%, of sales for 2010 compared with $1,975.3, or 81.3%, of sales for 2009. The 5.8% decrease in manufacturing cost of sales as a percent of sales is primarily attributable to improved manufacturing cost leverage on the increased volume and lower restructuring charges. The increase in manufacturing cost of sales of $98.7 includes $164.6 related to the increased raw materials volume, $50.5 related to higher raw material costs, $32.0 of increased period costs resulting from the elimination of the 2009 short term cost reduction initiatives and to support improved sales volume in 2010, and $18.7 related to higher freight also due to higher volumes as well as rate increases. These increases were partially offset by favorable fixed cost absorption of $62.4 related to increased production as well as the initiative to lower inventory levels in 2009, $59.5 of lower restructuring charges, $20.2 due to the exit of certain product lines in 2009, and the favorable impact of changes in exchange rates of $21.9, of which $19.7 relates to raw materials. Manufacturing cost of sales for 2010 also includes $3.6 of lower expenses related to environmental contingent liabilities compared with 2009. Restructuring charges included in 2010 were $9.4 of costs primarily related to the exit of a phosphorus product at our Mt. Pleasant manufacturing facility, and additional restructurings at our European manufacturing locations. Manufacturing cost of sales for 2009 includes restructuring charges of $68.9, which includes manufacturing cost savings initiatives launched within our Specialty Chemical and Engineered Materials segments and corporate functions throughout 2009.

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

Net gain on sale of assets of $0.2 in 2009 includes a gain of $1.5 associated with the sale in the first quarter of 2009 of certain of our polyurethane product line assets in Europe and a loss of $1.3 associated with the sale of our polyurethane product line assets in Asia in the second quarter of 2009. See Note 2 of Notes to Consolidated Financial Statements for further information.

Asset impairment charge of $4.3 in 2009 relates to the write down of the land at our closed facility in La Llagosta, Spain to its estimated fair value.

Other expense, net was $5.6 for 2010 versus $2.6 for 2009. Included in 2010 are environmental accruals related to inactive locations totaling $8.3 and losses on cross currency swaps of $3.0. Also included in 2010 are a gain on the sale of a parcel of land of $2.3, a gain from the settlement of a legal claim of $2.4, and transaction exchange gains of $1.7. Included in 2009 are a loss of $12.2 associated with a partial settlement of an existing pension plan in an international jurisdiction, losses on cross currency swaps of $4.5, environmental accruals related to inactive locations totaling $2.1, and transaction exchange losses of $2.1. Also included in 2009 are a gain of $8.9 resulting from a sale of land for which the proceeds were received in 2004, favorable adjustments to certain asset retirement obligations of $1.3, and a gain of $6.2 related to a legal settlement associated with our Engineered Materials segment.

The 2010 loss on early extinguishment of debt of $0.8 relates to the loss incurred on the repurchase of portions of our 4.6% notes due July 1, 2013, with a total carrying value of $16.5, for a total purchase price of $17.3 including accrued interest. The 2009 loss on early extinguishment of debt of $9.1 consists of the loss incurred on the repurchase of $234.6 principal amount of our 5.5% notes with an original maturity of October 1, 2010 for a purchase price of $242.8 plus accrued interest of $3.7, and $15.4 principal amount of our 4.6% notes with an original maturity of July 1, 2013 for a purchase price of $14.6. Both of the 2009 debt repurchases were completed under an offer to repurchase the notes that expired during the third quarter of 2009. Also during 2009, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $16.5 for a total purchase price of $16.9 plus accrued interest of $0.3, resulting in a loss of $0.5.

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

The effective income tax rate for 2010 was a tax provision of 25.9% ($50.5) compared to a tax benefit of 45.8% ($8.9) for 2009. The 2010 effective tax rate was unfavorably impacted by an $8.3 charge to tax expense related to the enactment of U.S. health care legislation (as discussed in Note 12 of Notes to Consolidated Financial Statements). The rate was favorably impacted by a tax benefit of $15.7 related to valuation allowance reversals, of which $11.8 was primarily attributable to the remeasurement of the future utilization of deferred tax assets in three European tax jurisdictions.

Earnings from discontinued operations, net of tax was $30.3 in 2010 compared with $9.7 in 2009 and reflects the results of our former Building Block Chemicals segment. The improved earnings are attributable to higher margin spreads on acrylonitrile and melamine.

Net income for 2010 was $172.3 ($3.46 per diluted share) compared with a net loss in 2009 of $2.5 ($0.05 per basic share). Included in 2010 was an after-tax charge of $5.6 related to various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe, and the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility. Our 2010 results also include an after-tax charge of $2.9 related to an increase in environmental liabilities at two inactive locations for a change in estimate for operating and maintenance costs, a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $15.7 related to a valuation allowance reversal in international jurisdictions. Included in 2009 was an after-tax charge of $63.7 related to restructuring costs, of which $19.8 and $3.4 related to accelerated depreciation and an asset impairment charge, respectively. Our 2009 results also include an after-tax charge of $9.1 related to a pension settlement in an international jurisdiction, an after-tax loss of $5.2 associated with the repurchase of debt under a tender offer during the third quarter of 2009, and an after-tax loss of $1.9 associated with the sale of our polyurethane product line assets in Asia and Europe. In addition, our 2009 results include a non-cash after-tax gain of $5.5 associated with the transfer of ownership of land to a third party, an after-tax benefit of $3.8 related to a legal settlement related to our Engineered Materials segment, and a tax benefit of $4.0 related to a favorable tax adjustment for an audit settlement in an international jurisdiction.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and geographic region are set forth below:

Engineered Materials

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$485.0	$449.3	8%	1%	7%	0%
Latin America(1)	7.2	4.3	-	-	-	-
Asia/Pacific	40.7	34.0	20%	1%	19%	0%
Europe/Middle East/Africa	241.2	229.9	5%	1%	5%	(1%)
Total	$774.1	$717.5	8%	1%	7%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

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

Earnings from operations were $115.6, or 15%, of sales in 2010, compared with $96.3, or 13%, in 2009. The $19.3 increase in earnings included increased selling volumes of $34.3, $20.8 of benefits primarily associated with higher fixed cost absorption due to increased production levels and the initiative to lower inventories in 2009, increased selling prices of $7.2, and favorable impact of changes in exchange rates of $1.9. These positive impacts were partially offset by $39.4 due to the elimination of 2009 short term cost savings initiatives and higher manufacturing and operating expenses to meet the increasing demand levels and new business opportunities, $3.4 due to higher raw materials costs, and $2.1 due to increased freight costs.

In-Process Separation

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$76.8	$69.0	11%	(1%)	12%	0%
Latin America	90.1	79.7	13%	(1%)	14%	0%
Asia/Pacific	66.1	69.5	(5%)	(1%)	(8%)	4%
Europe/Middle East/Africa	59.2	47.6	24%	3%	22%	(1%)
Total	$292.2	$265.8	10%	0%	9%	1%

Overall sales were up 10% primarily due to increased selling volumes of 9% as a result of higher demand in both the mining and phosphine markets. The favorable changes in exchange rates increased sales by 1%. Lower selling prices due to lower raw material cost represented a change of less than 1%.

Earnings from operations were $55.2, or 19%, of sales in 2010, compared with $34.6, or 13%, in 2009. The $20.6 increase in earnings is principally due to increased sales volumes of $15.3, lower raw material costs of $10.1, and $6.1 of higher fixed cost absorption due to higher production volumes. These positive impacts were partially offset by the elimination of the short term savings initiatives and higher manufacturing and operating expenses of $4.4 mostly due to increased staffing for new business opportunities, unfavorable changes in exchange rates of $3.1, increased freight costs of $2.9 due to higher volumes and rate increases, and lower selling prices of $0.7.

Additive Technologies

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$101.5	$90.8	12%	2%	10%	0%
Latin America	19.7	19.7	0%	(1%)	1%	0%
Asia/Pacific	64.7	55.4	17%	2%	12%	3%
Europe/Middle East/Africa	73.5	73.2	0%	2%	2%	(4%)
Total	$259.4	$239.1	8%	2%	6%	0%

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

Coating Resins

				% Change Due to
	2010	2009	Total % Change	Price	Volume/Mix	Currency
North America	$303.9	$260.0	17%	3%	14%	0%
Latin America	64.1	50.5	27%	1%	26%	0%
Asia/Pacific	346.1	274.3	26%	4%	19%	3%
Europe/Middle East/Africa	708.5	622.1	14%	4%	15%	(5%)
Total	$1,422.6	$1,206.9	18%	4%	16%	(2%)

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

Earnings from operations were $68.2, or 5%, of sales in 2010, compared with losses from operations of $3.2, or -0.3%, of sales in 2009. The $71.4 increase in earnings is principally due to the positive impacts of $80.6 due to higher selling volumes, $28.8 of higher fixed cost absorption due to higher production volumes supporting the increased sales demand and the 2009 initiative to reduce inventory levels, and $47.0 due to higher selling prices. These positive impacts were partially offset by unfavorable impacts of $58.2 from higher raw material costs, $14.5 from higher operating expenses and the elimination of the 2009 short term cost savings initiatives, $11.4 from higher freight costs related to higher selling volumes and rate increases, and $0.8 from unfavorable changes in exchange rates.

RESTRUCTURING ACTIVITIES

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Details of our 2011 restructuring initiatives are as follows:

In July 2011, we approved plans to discontinue production at our leased powder polyester resins facility in Suzano, Brazil. These plans resulted in a restructuring charge of $9.4 in 2011, of which $1.7 related to the severance of 27 positions, $4.0 related to asset write-offs, and $3.7 related to decommissioning activities and lease termination costs, all of which related to our Coating Resins segment. The plant has ceased operations and decommissioning is expected to be completed in April 2012. We are also pursuing a sale of the manufacturing assets located at the facility.

In April 2011, we approved plans to realign the supporting structure of our Coating Resins segment to meet the current business needs. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. These actions resulted in a restructuring charge of $10.3 related to severance for the elimination of 80 positions in the segment’s commercial, technical and administrative functions, primarily in Europe.

We realized an estimated $3.9 of cost savings in 2011 related to these initiatives and expect to realize an estimated $13.1 of pre-tax savings annually, beginning in 2012. The aforementioned initiatives are expected to be completed in 2012.

The remaining reserve of $4.1 at December 31, 2011 for the above initiatives is expected to be paid through the first half of 2012.

Details of our 2010 restructuring initiatives are as follows:

In the fourth quarter of 2010, we initiated restructuring actions in our Coating Resins segment at our San Fernando, Spain facility after reaching an agreement for the transfer of the site to the local municipality in exchange for monetary consideration. These actions resulted in pre-tax restructuring charges of $6.6 for the severance of 38 positions, offset by credits of $3.6 primarily related to the reversal of asset retirement obligations. We ceased operations at the facilities in the first half of 2011, and will clean and prepare the site and land for transfer to the municipality in the first half of 2012. Proceeds from the sale of the land will be approximately €13.5 (approximately $17.5 using exchange rates as of December 31, 2011), of which $5.3 was received in 2011 and $2.7 was received in January 2012. The remainder is expected to be received in 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, estimated to be by the end of 2012.

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

We realized an estimated $1.5 and $6.1 of cost savings in 2010 and 2011 respectively, related to these initiatives. The aforementioned initiatives were substantially completed in 2011.

The remaining reserve at December 31, 2011 of $2.9 relating to 2010 restructuring initiatives is expected to be paid through 2012.

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

In 2009, we launched restructuring initiatives at several of our Specialty Chemical manufacturing locations, which resulted in restructuring charges totaling $70.4, of which $40.4 were associated with severance and other employee benefits and $30.0 were associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives included:

•	Closure of our manufacturing facility in La Llagosta, Spain and the transfer of manufacturing of most of the liquid coating resins products produced at the site to our facility in Werndorf, Austria.

•

Transfer of the manufacturing of our powder coating resins product line from Drogenbos, Belgium to our manufacturing facility in Bassano, Italy and consolidation or elimination of supply chain, sales, marketing and administrative functions at the site.

•

Transfer of the manufacturing of certain liquid coating resins products from our Hamburg, Germany site to our facility in Werndorf, Austria and consolidation or elimination of certain manufacturing, supply chain, and administrative functions at the site.

•	Conversion of our manufacturing facility in Antofagasta, Chile into a blending and distribution facility to support the Mining business and elimination of manufacturing functions at the site.

•	Closure of our manufacturing facility in Bogota, Colombia.

The above manufacturing restructuring initiatives included the elimination of 365 positions. During 2010 we recorded a net favorable adjustment of $0.9; we realized an estimated $9.3 of cost savings in 2009 and $33.0 of cost savings in 2010 related to these initiatives.

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $4.4 of restructuring charges for severance and employee benefits related to the elimination of 239 positions. During 2010, we recorded a net favorable adjustment of $0.5; we realized an estimated $6.0 of cost savings in 2009 and $20.0 of annualized pre-tax savings in 2010 related to these initiatives.

We launched several initiatives throughout 2009 in our Specialty Chemicals segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $17.1 of charges related to severance and employee benefits associated with the elimination of 388 positions. During 2010 and 2011 we recorded a net favorable adjustment of $2.4 and $0.5, respectively; we realized $16.4 of estimated cost savings in 2009 related to these initiatives and an estimated $30.2 of annualized pre-tax savings in 2010. Incremental annualized savings of $6.8 were realized in 2011 and $3.0 are projected to be realized in 2012.

During 2011, we recorded net favorable adjustments of $0.5 related to our 2009 restructuring initiatives. The majority of the aforementioned initiatives are substantially complete as of December 31, 2011, with some components expected to be completed in the first quarter of 2012.

The remaining reserve at December 31, 2011 of $1.3 relating to 2009 restructuring initiatives is expected to be paid through 2013.

See Note 3 of Notes to Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2011, our cash balance was $415.8, compared with $383.3 at year end 2010. As of December 31, 2011, $117.5 of our cash was in the U.S. and $298.3 was held by our subsidiaries outside the U.S.

Net cash provided by continuing operations

Net cash provided by operating activities of continuing operations for 2011 was $235.0 compared with $239.7 for 2010. For 2011, trade accounts receivable increased $38.8 primarily reflecting increased sales in 2011 compared to 2010, partly offset by a slight reduction in days outstanding from 49 days at December 31, 2010 to 48 days at December 31, 2011. Inventory increased $30.2 reflecting increased demand year over year, as the inventory days outstanding increased from 66 days at December 31, 2010 to 68 days at December 31, 2011. Accounts payable increased $22.9 primarily due to increased purchases in the fourth quarter of 2011 versus the prior year quarter. Days outstanding increased from 48 days at December 31, 2010 to 50 days at December 31, 2011. Other accounts receivable decreased approximately $11.8 mostly due to a reduction in VAT receivables outstanding globally, due to a concerted effort to improve collection in 2011. Accrued expenses decreased by $12.2, primarily as the result of lower incentive compensation accruals and restructuring charges as of December 31, 2011, as compared to 2010. Other liabilities decreased $54.1 during 2011, primarily due to contributions we made in 2011 to our pension and postretirement plans of $63.9 and $10.1, respectively, and a payment of $5.4 to an insurance company to fund a long-term employee benefit liability in an international jurisdiction.

Net cash used in investing activities of continuing operations was $107.6 in 2011 compared to $110.2 in 2010. In 2011, we received proceeds from the sale of certain real estate and facilities of former sites for cash proceeds totaling $8.9. In 2010, we sold certain real estate for which we received cash proceeds of $5.4. Capital spending for 2011 was $116.5, of which approximately two-thirds is related to the Specialty Chemicals segments for maintenance of business capital, cost reduction and work on certain expansion projects. The remaining amount is related to the Engineered Materials segment, which includes spending related to equipment purchases and work on our new carbon fiber line in Greenville, South Carolina, and expansion work at our composite facility in Greenville, Texas. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project due to recession-driven demand reductions. Since then, carbon fiber demands have significantly increased, and we are currently assessing our timing and the cost for this project’s restart, which is expected in 2012. Our capital spending for 2012 is expected to be in the range of $200.0 to $250.0.

Net cash used in financing activities was $211.5 in 2011 compared with $33.6 in 2010. In 2011, we repurchased $196.1 of treasury stock, we paid cash dividends of $27.1, and we had net debt repayments of $8.7. The cash outflows were partly offset by $11.0 of proceeds received in September from the sale-leaseback transaction of our research and development facilities in Stamford, Connecticut, which is being treated as a financing activity until our environmental remediation is complete and the sale can be recognized, $8.1 of proceeds from the exercise of stock options and $1.5 of excess tax benefits related to share-based payments.

Share repurchases

In 2011, we repurchased 4,280,000 shares of our common stock at a total cost of $196.1. On December 8, 2011, our Board of Directors approved a new stock buyback authorization in the amount of $200.0. Approximately $197.9 remained authorized under our stock buyback programs as of December 31, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Dividends

During 2011, we paid four quarterly cash dividends of $0.125 per common share, which aggregated to $24.3. On January 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 24, 2012 to stockholders of record as of February 10, 2012. Also during 2011, our majority owned subsidiary paid cash dividends to their minority shareholders which aggregated to $2.8.

Net cash (used in) provided by discontinued operations

Net cash used in operating activities of discontinued operations for 2011 was $23.2, compared to net cash provided by operating activities of discontinued operations of $39.1 for 2010. In 2011, cash uses consisted primarily of tax payments related to the gain on the sale of our former Building Block Chemicals segment that occurred in early 2011, while 2010 cash flows primarily represented the net earnings from the former segment.

Net cash provided by investing activities of discontinued operations was $149.9 in 2011, compared with net cash used of $15.3 in 2010. In 2011, we received net cash proceeds of $152.2, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were partially offset by capital spending of $2.4 for the business prior to the sale. The 2010 activities related to capital spending at our Building Block Chemicals facilities.

Credit facility

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at December 31, 2011 and 2010. On June 21, 2011, we amended and restated our existing Five

Year Credit Agreement (the “Agreement”). The material terms and conditions of the Agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Agreement continues to be $400.0, but now includes a $25.0 swing line, and the term of the Agreement was extended to June 21, 2016. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term of the Agreement through June 21, 2019 and to increase the maximum amount we may borrow under the Agreement to up to $500.0. This facility contains covenants that are customary for such facilities, including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

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

Funding of future cash requirements

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the agreement as of December 31, 2011. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At December 31, 2011 the full amount of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

Use of cash

We have generated a significant amount of cash in recent years. Going into 2012, our use of cash priority will be to invest in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. In addition, if available at a reasonable price, we will pursue bolt-on acquisitions for our growth product lines. We will continue to return excess cash to shareholders through dividends and share repurchases when it is prudent to do so. We have approximately $197.9 of buyback authorized as of December 31, 2011. We also will continue to pursue debt reductions when available at a reasonable price.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs is discussed earlier in Item 1., BUSINESS – “Customers and Suppliers.”

We estimate that pension and postretirement plan funding will be approximately $51.9 in 2012 as compared to $74.0 in 2011.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations under long-term agreements as of December 31, 2011:

(In Millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$636.4	$0.0	$135.2	$250.0	$251.2
Interest payments (1)	196.0	40.9	75.6	57.1	22.4
Operating leases	63.9	13.1	18.9	14.8	17.1
Pension and postretirement plans obligations (2)	51.9	51.9	0.0	0.0	0.0
Purchase obligations	20.2	13.0	5.0	0.6	1.6
Environmental liabilities (2)	10.0	10.0	0.0	0.0	0.0
Other noncurrent liabilities (3)
Cross currency swap (4)	19.5	0.0	0.0	19.5	0.0
Total	$997.9	$128.9	$234.7	$342.0	$292.3

(1)	Based on the Euro exchange rate at December 31, 2011.

(2)	Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2012 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2011 and may vary significantly for pension. See Note 11 (“Environmental, Contingencies and Commitments”) and Note 13 (“Employee Benefit Plans”) of Notes to Consolidated Financial Statements for more information regarding these liabilities.

(3)	Included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2011, were $53.7 of contingent liabilities (principally asbestos related liabilities) and $36.9 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table above.

(4)	Related balances are based on principal components using the Euro exchange rate at December 31, 2011.

As of December 31, 2011, the amount of unrecognized tax benefits was $35.5. As specific payment dates cannot be reasonably estimated, the related balances have not been reflected under the “Payments Due by Period” section of the table above.

At December 31, 2011, we had net contractual commitments under currency forward contracts in U.S. dollar equivalent notional amounts of $203.2, that all settle in less than one year. (Refer to Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” as well as Note 6 of Notes to Consolidated Financial Statements).

We had $34.7 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2011 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

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

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2011, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2011, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2011	Buy
Sell	U.S. Dollar	Euro	Chilean Peso	Canadian Dollar	Australian Dollar	Thai Baht	Mexican Peso	Pound Sterling	Norwegian Krone
U.S. Dollar	0.0	$48.3	$21.8	$21.7	$18.0	$15.0	$11.5	$5.5	$0.9
Brazilian Real	$8.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$51.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Pound Sterling	0.0	$0.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Others	0.0	$0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.0

The net unfavorable fair value of currency contracts, based on exchange rates at December 31, 2011, was $2.4. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $12.3. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

We use cross currency swaps (“ten year swaps”) to hedge the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro, which is designated as a net investment hedge. The total notional amount of the ten year swaps is €207.9. We pay 4.52% per annum on the Euro notional amount and receive 5.80% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which is on October 1, 2015. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

At December 31, 2011 and 2010, the unfavorable fair value of the ten year swaps was $13.2 and $16.5, respectively. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the Euro exchange rate would cause an increase/decrease of approximately $32.1 in the total value of the hedging instrument referred to above.

In the fourth quarter of 2011, we entered into a contract for the construction of certain manufacturing equipment, the payments of which are denominated in Swiss francs (CHF) and will total approximately 7.3 CHF, exposing us to exchange rate fluctuations between CHF and USD. To hedge this risk, we entered into forward contracts to buy CHF and sell USD at agreed upon rates, and designated these currency forwards as a cash flow hedge of the foreign currency risks associated with our capitalization of the CHF-denominated invoices. At hedge inception, we expected that the hedging relationship would be highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged because the key features and terms (i.e., the currency, notional amount, and timing) for the forward and the respective hedged transactions closely match at inception.

As of December 31, 2011, the notional amount of the forward contracts designated as a cash flow hedge is approximately $4.2, and the unrealized loss as of December 31, 2011 is approximately $0.1. Assuming other factors are held constant, a hypothetical increase/decrease of 10% in the CHF exchange rate would cause an increase/decrease of approximately $0.4 in the total value of this hedging instrument.

Interest Rate Risk: At December 31, 2011, our outstanding borrowings consisted of $3.5 of short-term variable rate borrowings and long-term fixed rate debt, which had a carrying value of $635.9, a face value of $636.4 and a fair value, of $715.4. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2011, interest expense would increase/decrease by approximately $0.1 for the next fiscal year and the fair value of the fixed rate long-term debt would decrease/increase by approximately $24.0.

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

Environmental and Other Contingent Liabilities

Accruals for environmental remediation and operating and maintenance costs directly related to remediation and other contingent liabilities are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals are recorded at management’s best estimate of the ultimate expected liabilities, without any discount to reflect the time value of money. These accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available.

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

Our asbestos related contingent liabilities and related insurance receivables are based on a study, which is prepared every three years by a third party. Our last study was prepared during the third quarter of 2009 and we expect the next study will be prepared during the third quarter of 2012. The study estimates our gross asbestos liabilities using a frequency/severity approach. With this approach, the cost of future claim filings due to asbestos-related diseases are estimated as the product of the future number of claims filed and the average value of those claims on a nominal as opposed to discounted basis. Future claim frequency is estimated using our claims history and the Stallard/Manton Epidemiological Decay Model (the “Decay Model”), a widely used industry study. The Decay Model assumes that future levels of claims activity will gradually decrease from current levels by applying model-specific decay factors that project this claim activity to wind down over the next 35 to 40 years. Our current levels are estimated based on our risk profile and our historical claim experience. The estimated cost per claim is based on our historical paid claims adjusted for inflation. Although these estimates and assumptions are based on reasonable facts, they are subject to change based on the actual outcome and a variety of external factors. A sustained 1% change in the annual number of future asbestos claims filed against us will increase or decrease the liability and related receivable by $0.4 and $0.2, respectively. A sustained 1% change in the average value of asbestos claims paid will increase or decrease the liability and related receivable by $0.4 and $0.2, respectively.

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

Retirement Plans

We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 81% of our consolidated pension assets and 77% of projected benefit obligations as of December 31, 2011. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rates. Our U.S. salaried pension plan was frozen on December 31, 2007.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look at the yields on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. Future expected actuarially determined cash flows of our major U.S. plans are matched against a yield curve encompassing such bonds to arrive at a single discount rate by plan. We discounted our U.S. future pension and postretirement medical liabilities using a rate of 4.7% and 4.3%, respectively, at December 31, 2011. The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans would decrease our 2012 expected annual expense by $6.2 and decrease our liability by $84.4. A 1% decrease to the discount rate for our U.S. pension plans would increase our 2012 expected annual expense by $5.8 and increase our liability by $95.0. A 1% increase to the discount rate for our U.S. postretirement medical plan would decrease our 2012 expected annual expense by $0.6 and decrease our liability by $16.6. A 1% decrease to the discount rate for our U.S. postretirement medical plan would increase our 2012 expected annual expense by $0.5 and increase our liability by $18.0.

In order to reduce the volatility of our pension plan assets relative to pension liabilities, over the past eighteen months we have gradually implemented a liability-driven investment (“LDI”) strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets with an emphasis on high quality corporate bonds. As the funded status of the plans improves, we expect to further decrease equity investments and increase fixed income investments. As a result of these changes, the expected rates of return have been adjusted downward, as appropriate, to reflect the new allocations. The expected rate of return on our U.S. plan assets, which was 7.25% for 2011, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. A 1% change to the expected rate of return on plan assets of our U.S. pension plans would increase or decrease our 2012 expected pension expense by $6.4; the 2012 expected postretirement medical expense would increase or decrease by $0.3. The U.S. pension plans’ investment mix at December 31, 2011 approximated 27% equities and 73% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized into pension expense in accordance with GAAP.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 8.0% in 2011, decreasing to ultimate trend of 5.0% in 2017. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense. A 1% decrease to the assumed healthcare cost trend rate for our postretirement benefit plans would decrease our expense by $0.8 and decrease our postretirement benefit obligation by $13.5. A 1% increase to the assumed healthcare cost trend rate for our postretirement benefit plans would increase our expense by $0.8 and increase our postretirement benefit obligation by $14.7.

Impairment of Goodwill and Intangible Assets

We have defined our segments as our reporting units. Our four business segments are Engineered Materials, In-Process Separation, Additive Technologies, and Coating Resins. Engineered Materials serves principally aerospace markets. In-Process Separation and Additive Technologies serve large, global industrial markets. Coating Resins serves the large, global coatings market. The segments above reflect how we run our Company, manage the assets, and view our customers.

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

In the fourth quarter of 2011, we completed our annual goodwill impairment test. For the market multiple approach, we used an EBITDA range of between 5.9X and 9.0X. All of our reporting units passed step 1A with the exception of the Coating Resins reporting unit. The Coating Resins EBITDA of $142.5 was a three year average of the 2010 actual, 2011 actual or forecast, and the 2012 budgeted EBITDA amounts. The market multiple approach (Step 1A) for the Coating Resins reporting unit resulted in a fair value range of $840.5 to $1,282.2. Since the carrying value was in excess of the lower end of the range of the estimated fair values using the multiples, we refined the estimate of the fair value using a discounted cash flow approach in accordance with our aforementioned policy which resulted in a fair value of $1,236.2. The discounted cash flow approach fair value exceeded the carrying value by $189.7, or 18%, indicating that there was no impairment of Coating Resins’ goodwill. The discounted cash flow approach considered a weighted average cost of capital (“WACC”) rate of 9.6% as the discount rate and an estimated net cash flow for a ten-year period from 2012 to 2021. The WACC calculation considered a risk-free rate of return, cost of debt and expected equity premium. The risk-free rate of return equaled the yield on long-term United States Treasury bonds. The cost of debt represented the yield of a BBB rated bond. The cost of equity included an estimate of the return on typical long-term investments required to induce investment in a diversified portfolio of U.S. publicly traded stocks adjusted for specific risk and size premiums of the reporting unit. The risk premium reflects the specific risks associated with the current business and future performance estimates. The cost of equity and debt were weighted based on the observed capital structures of companies with characteristics similar to the reporting unit. The discounted cash flow model also reflects a terminal value that assumes 2021 net cash flows will continue to grow at a rate of 2.75% in perpetuity, which we believe is reasonable for this business. These evaluations involve amounts that are based on management’s best estimates and judgments.

The discounted cash flows were based on a ten year projection, covering 2012 through 2021. The 2012 to 2015 projections take into account current macroeconomic conditions and reflect management’s best estimate of the amount of time required before the business recovers from the current recessionary environment. The 2016 to 2021 amounts were based on forecasted average revenue growth factor of approximately 2.3%. The projections included average annual capital expenditures of $40.0 and net working capital increases corresponding to the revenue growth assumed. We assumed an average tax rate of 31% for the discounted cash flow approach which we believe is a realistic approximation of our future annual effective tax rate for this business.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the goodwill impairment. The approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant.

Critical Factors	Change	Approximate Increase/(Decrease) on Fair Value
Weighted Average Cost of Capital	+0.50%	$(72.5)
Weighted Average Cost of Capital	-0.50%	83.3
Terminal Value Growth Rate	+0.25%	21.1
Terminal Value Growth Rate	-0.25%	(19.6)
Annual Capital Expenditures	+$10.0	(46.9)
Annual Capital Expenditures	-$10.0	46.9
Annual Sales Volume Growth Rate	+0.25%	101.0
Annual Sales Volume Growth Rate	-0.25%	(99.2)
Operating Profit Margin	+1%	150.6
Operating Profit Margin	-1%	(150.6)

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

Long-lived assets, including those to be disposed, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets or asset group to the future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to earnings. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Depreciation

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

We are in the process of completing our review of our accounting policies related to the composite method of depreciation including our estimates of useful lives to determine if another depreciation method allowed under GAAP may be preferable. If we determine that another depreciation method is preferred under GAAP, we will change our accounting policies to the more preferred method. We anticipate that our review will be finalized during the first quarter of 2012 and that we would account for any such change on a prospective basis as a change in estimate in accordance with GAAP. Based on our analysis to date, we do not believe such changes, if any, would be material to our future financial statements.

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

Derivative Financial Instruments and Certain Hedging Activities

We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, interest rates and, when appropriate, natural gas prices in North America. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we would recognize the change in the fair value of the currency forward contract in other income (expense), net. There was no ineffectiveness in 2011, 2010, or 2009.

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

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to maintain the total notional amount of the ten year swaps at €207.9. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the changes in USD value of the Euro.

All cross currency swaps are recorded at fair value as either assets or liabilities. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate that occurred during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to a translation adjustment will remain in other comprehensive income/(loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since its de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other (expense)/income, net. We monitor the counterparty credit risk and, while designated as cash flow hedges, the continued probability of the hedged cash flows as to amount and timing.

Cash flow hedges: In the fourth quarter of 2011, we entered into a contract for the construction of certain manufacturing equipment, the payments for which are denominated in Swiss francs (CHF), and will total approximately 7.3 CHF. These CHF payments expose us to exchange rate fluctuations between CHF and USD. To hedge this risk, we entered into forward contracts to buy CHF and sell USD at agreed upon rates. To protect our consolidated earnings against the risk of foreign currency-related fluctuation associated with the forecasted CHF payments for the equipment, we designated the currency forward to buy CHF and sell USD on the forward’s maturity date (the “hedging instrument”) as a cash flow hedge of the foreign currency risks associated with our capitalization of the first, previously unhedged, forecasted CHF-denominated invoices. At hedge inception, we expected that the hedging relationship would be highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged because the key features and terms (i.e., the currency, notional amount, and timing) for the forward and the respective hedged transactions closely match at inception.

If the hedging relationship qualifies as highly effective, the hedging instrument will be recorded on the balance sheet at fair value and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging instrument or the cumulative change in the fair value of the hypothetical derivative. The amount of ineffectiveness, if any, recorded in earnings will be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings.

Each hedging relationship will terminate once the payable related to the hedged transactions as defined above is recognized and the hedging instrument (or portion thereof equal to each hedged transaction) will be marked-to-market through current period earnings in future periods after termination of the hedging relationship (providing offset against the remeasurement through earnings of the CHF denominated payable).

As of December 31, 2011, the notional amount of the forward contracts designated as a cash flow hedge is approximately $4.2, and the unrealized loss as of December 31, 2011 is approximately $0.1. The contracts will settle in the first and third quarters of 2012. There was no hedge ineffectiveness for the contracts in 2011.

Commodity Price Risk: At times, we used natural gas forwards to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. These forward contracts, which were highly effective at achieving offsetting cash flows of the underlying natural gas purchases, had been designated as cash flow hedges and were reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses were reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affected earnings. If the derivative was no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value were recorded in other income (expense), net. Any ineffectiveness was recognized in other income (expense), net in the current period. If the hedging relationship was terminated, we continued to defer the related gain or loss in accumulated other comprehensive income and included it as a component of the cost of the underlying hedged item. If the forecasted transaction was no longer likely to occur, we recognized the related gain or loss in other income (expense), net in that period. We did not terminate any hedges during 2011, 2010, and 2009. All hedged transactions that were forecasted to occur in 2011, 2010, and 2009 occurred as forecasted. Ineffectiveness during these years was insignificant.

There are no natural gas hedges outstanding as of December 31, 2011.

Fair Value Measurements

We have certain assets and liabilities that are carried at fair value on a recurring basis in the financial statements, for which we determine the appropriate level in the fair value input hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions that market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

At December 31, 2011, the unfavorable fair value of the ten year swaps was $13.2. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our ten year swaps. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 6 of Notes to Consolidated Financial Statements for additional details on fair value disclosures.

Critical Factors	Change	Approximate Impact On Ten Year Swaps Favorable/(Unfavorable) Fair Value
Euro interest rate curve	+10%	$1.5
Euro interest rate curve	-10%	(1.5)
USD interest rate curve	+10%	(1.0)
USD interest rate curve	-10%	1.0
Euro/USD exchange rate	+10%	(32.1)
Euro/USD exchange rate	-10%	32.1

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, (Dollars in millions, except per share amounts)	2011	2010
Assets
Current assets
Cash and cash equivalents	$415.8	$383.3
Trade accounts receivable, less allowance for doubtful accounts of $5.0 and $4.2 in 2011 and 2010, respectively	396.6	370.6
Other accounts receivable	42.5	51.4
Inventories	374.3	350.0
Deferred income taxes	39.4	40.6
Other current assets	19.2	22.4
Current assets held for sale	0.0	93.1
Total current assets	1,287.8	1,311.4
Investment in associated companies	19.2	19.7
Plants, equipment and facilities, at cost	1,939.2	1,937.5
Less: accumulated depreciation	(824.7)	(811.3)
Net plant investment	1,114.5	1,126.2
Acquisition intangibles, net of accumulated amortization of $278.8 and $245.9 in 2011 and 2010, respectively	303.4	347.0
Goodwill	675.7	685.7
Deferred income taxes	26.6	24.1
Other assets	109.5	88.5
Non-current assets held for sale	0.0	71.3
Total assets	$3,536.7	$3,673.9
Liabilities
Current liabilities
Accounts payable	$281.6	$263.6
Short-term borrowings	3.5	6.1
Accrued expenses	214.2	223.2
Income taxes payable	20.8	19.7
Deferred income taxes	1.8	3.1
Current liabilities held for sale	0.0	63.9
Total current liabilities	521.9	579.6
Long-term debt	635.9	641.5
Pension and other postretirement benefit liabilities	337.4	364.2
Other noncurrent liabilities	271.1	272.8
Deferred income taxes	77.1	71.3
Non-current liabilities held for sale	0.0	7.6
Stockholders' equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	0.0	0.0
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,586,198 in 2011 and 49,445,350 in 2010	0.5	0.5
Additional paid-in capital	461.2	451.5
Retained earnings	1,476.4	1,293.0
Accumulated other comprehensive loss	(66.5)	(14.4)
Treasury stock, at cost, 4,077,360 shares in 2011 and 767 shares in 2010	(185.0)	0.0
Total Cytec Industries Inc. stockholders’ equity	1,686.6	1,730.6
Noncontrolling interests	6.7	6.3
Total equity	1,693.3	1,736.9
Total liabilities and stockholders' equity	$3,536.7	$3,673.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (Dollars in millions, except per share amounts)	2011	2010	2009
Net sales	$3,073.1	$2,748.3	$2,429.3
Manufacturing cost of sales	2,330.5	2,074.0	1,975.3
Selling and technical services	224.4	205.4	197.0
Research and process development	84.6	72.5	75.0
Administrative and general	125.7	125.4	124.2
Amortization of acquisition intangibles	38.7	37.1	38.2
Gain on sale of assets	3.3	0.0	0.2
Asset impairment charge	0.0	0.0	4.3
Earnings from operations	272.5	233.9	15.5
Other expense, net	4.5	5.6	2.6
Net loss on early extinguishment of debt	0.3	0.8	9.1
Equity in earnings of associated companies	1.3	1.0	0.9
Interest expense, net	35.8	33.2	24.2
Earnings (loss) from continuing operations before income taxes	233.2	195.3	(19.5)
Income tax provision (benefit)	64.8	50.5	(8.9)
Earnings (loss) from continuing operations	168.4	144.8	(10.6)
Earnings from operations of discontinued business, net of tax	7.9	30.3	9.7
Gain on sale of discontinued operations, net of tax	34.6	0.0	0.0
Earnings from discontinued operations, net of tax	42.5	30.3	9.7
Net earnings (loss)	210.9	175.1	(0.9)
Less: Net earnings attributable to noncontrolling interests	(3.1)	(2.8)	(1.6)
Net earnings (loss) attributable to Cytec Industries Inc.	$207.8	$172.3	$(2.5)
Earnings (loss) per share attributable to Cytec Industries Inc.
Basic earnings (loss) per common share
Continuing operations	$3.41	$2.88	$(0.25)
Discontinued operations	0.88	0.61	0.20
	$4.29	$3.49	$(0.05)
Diluted earnings (loss) per common share
Continuing operations	$3.37	$2.85	$(0.25)
Discontinued operations	0.87	0.61	0.20
	$4.24	$3.46	$(0.05)
Dividends per common share	$0.50	$0.05	$0.16

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (Dollars in millions)	2011	2010	2009
Cash flows provided by (used in) operating activities
Net earnings (loss)	$210.9	$175.1	$(0.9)
Less: Earnings from discontinued operations	(42.5)	(30.3)	(9.7)
Earnings (loss) from continuing operations	168.4	144.8	(10.6)
Noncash items included in earnings from continuing operations:
Depreciation	96.6	85.6	114.6
Amortization	45.8	44.6	44.7
Share-based compensation	11.1	10.2	7.7
Deferred income taxes	22.6	18.5	(41.6)
Gain on sale of assets	(3.3)	(2.3)	(0.2)
Non-cash gain on transfer of land	0.0	0.0	(8.9)
Non-cash pension settlement charge	0.0	0.0	12.2
Asset impairment charges	0.0	0.0	4.3
Loss on early extinguishment of debt	0.3	0.8	9.1
Unrealized loss (gain) on derivative instruments	2.1	(0.8)	(5.7)
Other	0.0	0.3	1.1
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(38.8)	(39.0)	100.3
Other receivables	11.8	(6.2)	19.6
Inventories	(30.2)	(21.5)	219.4
Other assets	(3.8)	2.5	5.5
Accounts payable	22.9	41.1	17.6
Accrued expenses	(12.2)	29.6	26.6
Income taxes payable	(4.2)	4.0	13.2
Other liabilities	(54.1)	(72.5)	(9.8)
Net cash provided by operating activities of continuing operations	235.0	239.7	519.1
Net cash (used in) provided by operating activities of discontinued operations	(23.2)	39.1	46.2
Net cash provided by operating activities	211.8	278.8	565.3
Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(116.5)	(115.6)	(175.5)
Net proceeds received on sale of assets	8.9	5.4	7.0
Net cash used in investing activities of continuing operations	(107.6)	(110.2)	(168.5)
Net cash provided by (used in) investing activities of discontinued operations	149.9	(15.3)	(18.4)
Net cash provided by (used in) investing activities	42.3	(125.5)	(186.9)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	0.0	0.0	390.2
Payments on long-term debt	(5.9)	(34.3)	(532.8)
Change in short-term borrowings	(2.8)	(4.9)	(29.9)
Cash dividends	(27.1)	(3.8)	(9.2)
Proceeds from the exercise of stock options	8.1	20.5	7.4
Purchase of treasury stock	(196.1)	0.0	0.0
Excess tax benefits from share-based payment arrangements	1.5	2.9	0.0
Net cash settlement of cross currency swaps	0.0	(14.0)	0.0
Other	10.8	0.0	0.0
Net cash used in financing activities	(211.5)	(33.6)	(174.3)
Effect of currency rate changes on cash and cash equivalents	(10.1)	1.9	2.3
Increase in cash and cash equivalents	32.5	121.6	206.4
Cash and cash equivalents, beginning of period	383.3	261.7	55.3
Cash and cash equivalents, end of period	$415.8	$383.3	$261.7

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2011, 2010, and 2009 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interests	Total
Balance at December 31, 2008	$0.5	$437.1	$1,133.5	$(177.6)	$13.2	$125.2	$(57.2)	$4.1	$1,478.8
Net earnings	–	–	(2.5)	–	–	–	–	1.6	(0.9)
Other comprehensive income:
Pension liability adjustment, net of taxes of $8.3	–	–	–	14.4	–	–	–	–	14.4
Unrealized net loss on derivative instruments, net of taxes of $9.7	–	–	–	–	(15.2)	–	–	–	(15.2)
Translation adjustments	–	–	–	–	–	56.0	–	–	56.0
Comprehensive income								$1.6	$54.3
Dividends—noncontrolling interests	–	–	–	–	–	–	–	(1.5)	(1.5)
Dividends:									–
Common stock outstanding	–	–	(7.7)	–	–	–	–	–	(7.7)
Deferred and unvested common stock	–	0.1	(0.1)	–	–	–	–	–	–
Share-based compensation	–	(1.0)	–	–	–	–	8.7	–	7.7
Shares contribution to pension plans	–	22.5	–	–	–	–	–	–	22.5
Exercise of stock options	–	(9.3)	–	–	–	–	16.7	–	7.4
Excess tax benefit on stock options	–	1.6	–	–	–	–	–	–	1.6
Balance at December 31, 2009	$0.5	$451.0	$1,123.2	$(163.2)	$(2.0)	$181.2	$(31.8)	$4.2	$1,563.1
Net earnings	–	–	172.3	–	–	–	–	2.8	175.1
Other comprehensive income:
Pension liability adjustment, net of taxes of $24.7	–	–	–	(21.8)	–	–	–	–	(21.8)
Unrealized net gain on derivative instruments, net of taxes of $1.0	–	–	–	–	1.6	–	–	–	1.6
Translation adjustments	–	–	–	–	–	(10.2)	–	0.6	(9.6)
Comprehensive income								$3.4	$145.3
Dividends—noncontrolling interests	–	–	–	–	–	–	–	(1.3)	(1.3)
Dividends:									–
Common stock outstanding	–	–	(2.5)	–	–	–	–	–	(2.5)
Deferred and unvested common stock	–	–	–	–	–	–	–	–	–
Share-based compensation	–	7.7	–	–	–	–	2.5	–	10.2
Exercise of stock options	–	(8.8)	–	–	–	–	29.3	–	20.5
Excess tax benefit on stock options	–	1.6	–	–	–	–	–	–	1.6
Balance at December 31, 2010	$0.5	$451.5	$1,293.0	$(185.0)	$(0.4)	$171.0	$–	$6.3	$1,736.9

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

Years ended December 31, 2011, 2010, and 2009 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interests	Total
Balance at December 31, 2010	$0.5	$451.5	$1,293.0	$(185.0)	$(0.4)	$171.0	$–	$6.3	$1,736.9
Net earnings	–	–	207.8	–	–	–	–	3.1	210.9
Other comprehensive income:
Pension liability adjustment, net of taxes of $6.5	–	–	–	(15.7)	–	–	–	–	(15.7)
Unrealized net gain on derivative instruments, net of taxes of $0.2	–	–	–	–	0.4	–	–	–	0.4
Translation adjustments	–	–	–	–	–	(36.8)	–	0.1	(36.7)
Comprehensive income								$3.2	$158.9
Dividends—noncontrolling interests	–	–	–	–	–	–	–	(2.8)	(2.8)
Dividends:									–
Common stock outstanding	–	–	(24.3)	–	–	–	–	–	(24.3)
Deferred and unvested common stock	–	0.1	(0.1)	–	–	–	–	–	–
Share-based compensation	–	10.1	–	–	–	–	1.0	–	11.1
Exercise of stock options	–	(2.0)	–	–	–	–	10.1	–	8.1
Purchase of treasury stock	–	–	–	–	–	–	(196.1)	–	(196.1)
Excess tax benefit on stock options	–	1.5	–	–	–	–	–	–	1.5
Balance at December 31, 2011	$0.5	$461.2	$1,476.4	$(200.7)	$–	$134.2	$(185.0)	$6.7	$1,693.3

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace composites, structural adhesives, automotive and industrial coatings, electronics, inks, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 35% of our 2011 revenues in North America, 40% in Europe, Middle East, and Africa, 18% in Asia-Pacific and 7% in Latin America. We have manufacturing and research facilities located in 14 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.

C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars (“USD”) using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of accumulated other comprehensive income (“OCI”). Gains and losses on foreign currency transactions, which represent the translation of transactions denominated in currencies other than the functional currency of the impacted legal entity, are recorded as incurred in other (expense) income, net.

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

F. Goodwill and Intangible Assets: We have defined our reportable segments as our reporting units for our goodwill accounting. We test goodwill for impairment on an annual basis as of October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. When necessary, we record charges for goodwill impairments for the amount by which the implied fair value of goodwill is less than its carrying value.

We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average of EBITDA. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the reporting unit’s estimated fair value at the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using discounted cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test which is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step would then be compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

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

I. Derivative Instruments and Hedging Activities: We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, interest rates, and, at times certain commodity costs. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

Foreign Currency Risk: Currency forward contracts and cross currency swaps are used to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we recognize the change in the fair value of the currency forward contract in other income (expense), net.

Commodity Price Risk: Natural gas forwards are used to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. When used, these forward contracts, which are highly effective at achieving offsetting cash flows of the underlying natural gas purchases, are designated as cash flow hedges and are reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses are reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affect earnings. If the derivative is no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value were recorded in other (expense) income, net. Any ineffectiveness is recognized in other (expense) income, net in the current period. If the hedging relationship is terminated, we continue to defer the related gain or loss in accumulated other comprehensive income and include it as a component of the cost of the underlying hedged item. If the forecasted transaction is no longer likely to occur, we recognize the related gain or loss in other (expense) income, net in that period. We did not terminate any hedges during 2011, 2010, and 2009. All hedged transactions that were forecasted to occur in 2011, 2010, and 2009 occurred as forecasted. Ineffectiveness during these years was insignificant. The fair values of all of these instruments are based on a readily available published index for commodity prices.

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

L. Postretirement Benefits: Costs of postretirement benefits are recognized as employees render the services necessary to earn the related benefits. We recognize an asset or liability for the overfunded or underfunded status of postretirement plans that we sponsor. Additionally, we record all unrecognized prior service costs and credits, unrecognized actuarial gains and losses and any unrecognized transition obligations or assets in accumulated other comprehensive income. Such amounts are reclassified into earnings as components of net periodic benefit cost/income pursuant to the recognition and amortization provisions of the current applicable accounting literature. Finally, we measure plan assets and benefit obligations as of the date of the employer’s statement of financial position.

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

O. Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. These estimates or assumptions affect the reported amounts and disclosures. For example, estimates are used when accounting for allowance for doubtful accounts, inventory valuations, useful lives of tangible and intangible assets, recoverability of goodwill, accrued expenses, environmental and other contingent liabilities, pension and other postretirement benefits, income tax valuation allowances and assumptions utilized in determining share-based compensation. Actual results could differ from these estimates. Accounting estimates require the use of judgment regarding uncertain future events and their related effects and, accordingly, may change as additional information is obtained.

P. Newly Issued Accounting Pronouncements:

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

In June 2011, the FASB issued ASU No. 2011-05, requiring entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. It is effective for us beginning in the first quarter of 2012, and will not impact our results of operations or financial position. This ASU was subsequently amended by ASU No. 2011-12, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. However, we are still required to present reclassifications out of accumulated other comprehensive income on either the face of the financial statement in which other comprehensive income is presented or disclosed in Notes to Consolidated Financial Statements.

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

In September 2011, the FASB issued ASU No. 2011-09, which requires employers to disclose more information regarding its financial obligations related to its participation in multiemployer pension plans. The enhanced disclosures are required for fiscal years ending after December 15, 2011. This ASU did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, which requires an entity to disclose information about offsetting and related arrangements with respect to certain financial instruments and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The enhanced disclosures will be required for fiscal years beginning on or after January 1, 2013, including interim periods within those annual periods, and will be applied retrospectively for all comparative periods presented. We do not expect this ASU to have a material impact on our consolidated financial statements.

2. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued operations

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. In 2011, we recorded an after-tax gain on the sale of $34.6, which is included in gain on sale of discontinued operations, net of tax in the accompanying consolidated statements of income.

The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented.

The following table displays summarized activity in our condensed consolidated statements of operations for discontinued operations during the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009
Net sales	$96.2	$599.7	$360.2
Earnings from operations of discontinued business before income taxes	10.0	44.3	15.7
Income tax expense	(2.1)	(14.0)	(6.0)
Gain on sale of discontinued operations	55.3	0.0	0.0
Income tax expense on gain on sale	(20.7)	0.0	0.0
Earnings from discontinued operations, net of tax	$42.5	$30.3	$9.7

The assets and liabilities of the Building Block Chemicals business are reported as assets and liabilities held for sale in the consolidated balance sheets in the applicable periods presented. The following table displays a summary of the assets and liabilities held for sale as of December 31, 2010.

December 31, 2010
Assets
Trade accounts receivable, net	$47.5
Other accounts receivable	20.8
Inventories, net	24.6
Other current assets	0.2
Plants, equipment and facilities, net	60.7
Other assets	10.6
$164.4
Liabilities
Accounts payable	$56.1
Accrued liabilities	7.8
Other liabilities	7.6
$71.5

Other divestitures

On September 30, 2011, we sold a research and development facility for $11.0 cash. The facility had a carrying value of $32.5 at the time of sale. The transaction includes the leaseback of certain portions of the facility for a 7 year period, with an option to extend the lease for an additional 3 years. As part of the agreement, we are responsible for the remediation of certain environmental matters at the site and therefore, as a result of the environmental remediation obligation, we are precluded from recognizing the sale until the remediation is completed. The forecasted cost of remediation is approximately $1.1. On the date of the transaction, the carrying value of the facility exceeded the proceeds received by $21.5. However, since the facility supports the operations of multiple asset groupings that have sufficient undiscounted cash flows to support the in-use value of the facility, no impairment charge can be recorded at this time. Therefore, in the fourth quarter of 2011, we adjusted the estimated remaining useful life of the facility to the 7 year initial lease period and are accelerating the depreciation over that period. If remediation is completed before the end of the lease period, the sale of the facility will be recognized at that time, including the recognition of a loss for any remaining excess carrying value.

During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Gain on sale of assets in the accompanying consolidated statement of income for 2011.

In the fourth quarter of 2010, we entered into an agreement to sell our site in San Fernando, Spain, to the local municipality for €13.5 (approximately $17.5 using the exchange rate as of December 31, 2011). We ceased operations at the facilities in the first quarter of 2011, and are cleaning and preparing the site and land, which we expect to transfer to the municipality in mid-2012. We are receiving proceeds from the sale of the land in installments. The first installment of €4.0 (approximately $5.5) was received on October 19, 2011, and the second installment of €2.1 (approximately $2.7) was received on January 2, 2012. The remaining installments are expected during the first half of 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, projected to be in 2012.

In the fourth quarter of 2010, we sold one of our closed European facilities for proceeds of approximately $3.7, which was received in 2010. These proceeds are included in other liabilities on the consolidated balance sheets. The potential gain on the sale will not be recorded until we are complete with our environmental remediation responsibilities under the terms of the agreement, which have been accrued as of December 31, 2011 and 2010. Remediation is estimated to be completed in 2013.

During the first quarter of 2010, we sold our real estate at an inactive site for $2.5 of which $0.5 was received in cash and $2.0 represents a promissory note due from the purchaser on or before January 15, 2015. The net gain of $2.3 from this sale is recorded in other expense, net in the accompanying consolidated statements of income.

On September 28, 2009, we transferred title to land previously leased to a third party to such third party. The transfer of title was triggered by the third party exercising their right to purchase the property pursuant to the terms of the original lease. The transfer of title resulted in the recognition of a pre-tax gain of $8.9, which represents the unamortized balance of the consideration we received at the inception of the lease as of the date of the exercise of the option to purchase. The gain is recorded in Other expense, net in the accompanying consolidated statements of income.

In the first quarter of 2009, we sold certain of our European polyurethane product line assets for cash proceeds totaling $5.7 and recognized a pre-tax gain on sale of $1.5 ($1.0 after-tax). The gain is recorded in Gain on sale of assets in the accompanying consolidated statements of income.

Also in the first quarter of 2009, we decided to sell and began negotiations to sell our polyurethane product line assets in Asia. Accordingly, we revised the estimated remaining useful life of the assets to reflect the period we expected to continue to use the assets and recognized incremental depreciation expense in the first quarter of 2009 of $1.2, which is recorded in manufacturing cost of sales. We also recorded a charge of $0.4 during the first quarter of 2009 for additional costs that were incurred as a result of this decision, which are recorded in selling and technical services. In the second quarter of 2009, we sold our polyurethane product line assets in Asia for $1.8, of which $1.2 was received in cash and $0.6 represents a promissory note from the purchaser. The net loss of $1.4 ($1.4 after-tax) resulting from this sale is recorded in net gain on sale of assets in the accompanying consolidated statements of income.

3. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses.

Aggregate restructuring charges included in the consolidated statements of income were recorded by line item as follows:

	2011	2010	2009
Manufacturing cost of sales	$11.8	$9.4	$68.9
Selling and technical services	4.0	0.4	4.4
Research and process development	5.9	(0.2)	3.2
Administrative and general	(0.1)	(0.8)	9.4
Asset impairment charge	0.0	0.0	4.3
Total	$21.6	$8.8	$90.2

Details of our 2011 restructuring initiatives are as follows:

In July 2011, we approved plans to discontinue production at our leased powder polyester resins facility in Suzano, Brazil. These plans resulted in a restructuring charge of $9.4 in 2011, of which $1.7 related to the severance of 27 positions, $4.0 related to asset write-offs, and $3.7 related to decommissioning activities and lease termination costs, all of which related to our Coating Resins segment. The plant has ceased operations and decommissioning is expected to be completed in April 2012. We are also pursuing a sale of the manufacturing assets located at the facility.

In April 2011, we approved plans to realign the supporting structure of our Coating Resins segment to meet the current business needs. This plan was developed in response to continued commoditization of certain product lines as well as a lack of recovery in certain end markets, and was an outcome of our overall review regarding the cash versus the growth classification of product lines within the segment. These actions resulted in a restructuring charge of $10.3 in 2011 related to severance for the elimination of 80 positions in the segment’s commercial, technical and administrative functions, primarily in Europe.

The remaining reserve of $4.1 at December 31, 2011 for the above initiatives is expected to be paid through the first half of 2012.

Details of our 2010 restructuring initiatives are as follows:

In the fourth quarter of 2010, we initiated restructuring actions in our Coating Resins segment at our San Fernando, Spain facility after reaching agreement for the transfer of the site to the local municipality in exchange for monetary consideration, as discussed in Note 2. These actions resulted in a restructuring charge of $6.6 related to the severance of 38 positions, offset by credits of $3.6 primarily related to the reversal of asset retirement obligations. During 2011, we recorded an additional restructuring charge of $1.1 related to these actions.

In September 2010, we approved plans to consolidate manufacturing activities at one of our European sites included in our Coating Resins segment. These plans resulted in a restructuring charge of $4.0 in 2010, of which $1.5 related to the severance of nine positions, and $2.5 related to the write-down of certain manufacturing assets. During 2011, we recorded an additional restructuring charge of $0.2 related to these plans.

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5 in 2010, of which $0.4 related to the severance of 10 positions, $1.7 related to asset write-offs, and $3.4 related to decommissioning activities, all of which related to our In-Process Separation segment. During 2011, we recorded an additional restructuring charge of $1.1 related to these plans.

The remaining reserve of $2.9 at December 31, 2011 for our 2010 restructuring initiatives is expected to be paid through 2012.

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

In 2009, we launched restructuring initiatives at several of our Specialty Chemical manufacturing locations, which resulted in restructuring charges totaling $70.4 of which $40.4 was associated with severance and other employee benefits and $30.0 was associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives included:

•	Closure of our manufacturing facility in La Llagosta, Spain and transfer of the manufacturing of most of the liquid coating resins products produced at the site to our facility in Werndorf, Austria.

•	Transfer of the manufacturing of our powder coating resins product line from Drogenbos, Belgium to our manufacturing facility in Bassano, Italy and the consolidation or elimination of supply chain, sales, marketing and administrative functions at the site.

•

Transfer of the manufacturing of certain liquid coating resins products from our Hamburg, Germany site to our facility in Werndorf, Austria and the consolidation or elimination of certain manufacturing, supply chain, and administrative functions at the site.

•	Conversion of our manufacturing facility in Antofagasta, Chile into a blending and distribution facility to support the Mining business and elimination of manufacturing functions at the site.

•	Closure of our manufacturing facility in Bogota, Colombia.

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

We launched several initiatives throughout 2009 in our Specialty Chemical segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $17.1 of charges related to severance and employee benefits associated with the elimination of 388 positions; during 2010 we recorded net favorable adjustments of $2.4.

During 2011, we recorded net favorable adjustments of $0.5 related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete as of December 31, 2009, with the exception of the shared services initiative, which is expected to be completed by the end of the first quarter of 2012.

The remaining reserve at December 31, 2011 of $1.3 relating to 2009 restructuring initiatives is expected to be paid through 2013.

Details of our 2008 restructuring initiatives are as follows:

In 2008, as a cost reduction initiative and to align our cost structure to the declining demand environment at that time, we decided to restructure certain activities of our Coating Resins segment. These initiatives resulted in restructuring charges of $11.1 for the twelve months ended December 31, 2008, which primarily relates to severance for the 93 eliminated positions. These initiatives were completed in 2008. In 2009, the remaining balance of $0.9 was reversed. All costs have been paid in full as of December 31, 2011.

Details of our 2007 restructuring initiatives are as follows:

In 2007, we initiated restructuring actions across our Specialty Chemicals segments to exit several mature product lines manufactured at our Willow Island, West Virginia and Wallingford, Connecticut facilities. As a result, we recorded total restructuring charges of $7.0 in 2007 and 2008. These initiatives were completed in 2008. In 2009, the remaining balance of $0.6 was reversed. All costs have been paid in full as of December 31, 2011.

Restructuring Initiatives:	2007 - 2008	2009		2010		2011		Total
Balance December 31, 2008	$6.3	$0.0		$0.0		$0.0		$6.3
2009 charges (credits)	(1.5)	91.9		0.0		0.0		90.4
Non-cash items	0.0	(30.6	)(1)	0.0		0.0		(30.6)
Cash payments	(4.7)	(31.0)		0.0		0.0		(35.7)
Currency translation adjustments	(0.1)	1.3		0.0		0.0		1.2
Other adjustments	0.0	(0.8	)(2)	0.0		0.0		(0.8)
Balance December 31, 2009	$0.0	$30.8		$0.0		$0.0		$30.8
2010 charges (credits)	0.0	(3.6)		12.4		0.0		8.8
Non-cash items	0.0	0.0		(0.5	)(3)	0.0		(0.5)
Cash payments	0.0	(15.2)		(3.3)		0.0		(18.5)
Currency translation adjustments	0.0	(1.3)		0.1		0.0		(1.2)
Balance December 31, 2010	$0.0	$10.7		$8.7		0.0		$19.4
2011 charges (credits)	0.0	(0.5)		2.4		19.7		21.6
Non-cash items	0.0	0.0		0.0		(3.8	)(5)	(3.8)
Cash payments	0.0	(9.1	)(4)	(8.3)		(10.4)		(27.8)
Currency translation adjustments	0.0	0.2		0.1		(1.4)		(1.1)
Balance December 31, 2011	$0.0	$1.3		$2.9		$4.1		$8.3

(1)	Represents accelerated depreciation of plant assets and impairment of the land at our facility in La Llagosta, Spain.

(2)	Represents a reclassification of an environmental related restructuring accrual to environmental liabilities.

(3)	Represents write-offs of $4.1 related to inventories and construction in progress at our Mt. Pleasant, Tennessee facility and write-off of plant assets at a certain European facility; offset by reversals of asset retirement obligations related to certain European facilities.

(4)	Includes a $5.4 payment to an insurance company to transfer a long-term severance liability.

(5)	Includes a $4.0 charge for the write-off of plant assets at our manufacturing facility in Brazil; offset by reversals of certain asset retirement obligations.

4. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right, (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the years ended December 31, 2011, 2010, and 2009 are noted in the following table:

	2011	2010	2009
Expected life (years)	6.2	6.1	6.7
Expected volatility	40.0%	43.3%	48.2%
Expected dividend yield	1.04%	0.19%	2.23%
Risk-free interest rate	3.36%	3.75%	2.70%
Weighted-average fair value per option	$20.83	$16.73	$8.63

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares), and deferred stock awards and dividend equivalents. At December 31, 2011, there were approximately 5,100,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,700,000 shares reserved for issuance for all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2011 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,417,687	$40.76
Granted	416,718	51.49
Exercised	(342,823)	30.89
Forfeited	(186,183)	47.99
Outstanding at December 31, 2011	3,305,399	$42.71	5.4	$20.6
Exercisable at December 31, 2011	2,456,156	$43.43	4.4	$14.5

During the year ended December 31, 2011, we granted 416,718 stock options. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2011, 2010, and 2009, was $20.83, $16.73, and $8.63 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $6.9, $7.2, and $6.6 during the years ended December 31, 2011, 2010, and 2009, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the years ended December 31, 2011, 2010, and 2009 was $7.9, $12.3, and $3.0, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the years ended December 31, 2011, 2010, and 2009 was approximately $6.8, $7.6, and $9.7, respectively.

As of December 31, 2011, there was approximately $6.4 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $2.7, $4.4, and $2.0, for the years ended December 31, 2011, 2010, and 2009, respectively. Cash received from stock options exercised was $8.1, $20.5, and $7.4 for the years ended December 31, 2011, 2010, and 2009, respectively.

Cash-settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Intrinsic value and cash used to settle cash-settled SARS was $0.1, $0.1, and $0.0 for the years ended December 31, 2011, 2010, and 2009, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax (income)/expense recognized for cash-settled SARS was $(1.2), $1.1, and $1.1 for the years ended December 31, 2011, 2010, and 2009, respectively. The liability related to our cash-settled SARS was $1.3 and $2.6 at December 31, 2011 and 2010, respectively.

Non-vested stock, non-vested stock units and performance stock

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2011, 2010, and 2009. During 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which related to the 2010 performance period. Of these awards, 8,092 vested for which we recorded an expense of $0.4 in 2010. All of the shares were distributed in January 2011.

A summary of non-vested stock and non-vested stock units for the year ended December 31, 2011 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2011	124,740	$35.19
Granted	70,626	52.02
Vested	(7,272)	56.85
Forfeited	(7,164)	46.11
Nonvested at December 31, 2011	180,930	$40.40

During 2011, we granted 58,242 non-vested stock units to employees and 12,384 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock and non-vested stock units on the date of grant was $52.02 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock, non-vested stock units and performance stock was $2.4, $2.1, and $0.7 for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $2.9 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost related to all share based compensation arrangements capitalized in inventory as of December 31, 2011 and 2010 was approximately $0.3 and $0.2, respectively.

In the event of a “change of control” (as defined in the 1993 Plan), (i) any award under the 1993 Plan carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeitures applicable to any other award granted under the 1993 Plan will lapse and such awards will be deemed fully vested, and (iii) any performance conditions imposed with respect to awards shall be deemed to be fully achieved.

As of December 31, 2011 and 2010, our additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $71.7 and $70.3, respectively.

5. EARNINGS PER SHARE (EPS)

Basic earnings (loss) per common share excludes dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding (which includes shares outstanding, less performance and non-vested shares for which vesting criteria have not been met) plus deferred stock awards, weighted for the period outstanding. Diluted earnings per common share is computed by dividing net earnings available to common stockholders by the sum of the weighted-average number of common shares outstanding for the period adjusted (i.e., increased) for all additional common shares that would have been outstanding if potentially dilutive common shares had been issued and any proceeds of the issuance had been used to repurchase common stock at the average market price during the period. Under this method, an increase in the fair market value of the Company’s stock can result in a greater dilutive effect from potentially dilutive common shares. The proceeds are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized, and the amount of income taxes that would be credited to or deducted from capital upon exercise.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2011, 2010, and 2009 (in thousands, except net earnings (loss) in millions and per share amounts):

Years Ended December 31,	2011	2010	2009
Numerator:
Earnings (loss) from continuing operations	$165.3	$142.0	$(12.2)
Earnings from discontinued operations, net of tax	42.5	30.3	9.7
Net earnings (loss) attributable to Cytec Industries Inc.	$207.8	$172.3	$(2.5)
Denominator:
Weighted average shares outstanding	48,449	49,339	48,307
Effect of dilutive shares:
Options and stock-settled SARS	466	472	0
Non-vested shares and units	88	54	0
Diluted average shares outstanding	49,003	49,865	48,307
Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$3.41	$2.88	$(0.25)
Earnings from discontinued operations	0.88	0.61	0.20
Net earnings (loss) per common share attributable to Cytec Industries Inc.	$4.29	$3.49	$(0.05)
Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$3.37	$2.85	$(0.25)
Earnings from discontinued operations	0.87	0.61	0.20
Net earnings (loss) per common share attributable to Cytec Industries Inc.	$4.24	$3.46	$(0.05)

Since the results of operations for the year ended December 31, 2009 was a loss, all per share calculations for that period were performed using the same denominator, as the loss available to common stockholders rendered all potential common shares anti-dilutive.

The following table sets forth the anti-dilutive shares/units excluded from the above calculations because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Years ended December 31,	2011	2010	2009
Options	852	285	751
Stock-settled SARS	1,138	862	1,432
Non-vested shares and units	0	0	0
Total	1,990	1,147	2,183

6. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency forward contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2011, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other income (expense), net.

At December 31, 2011, net contractual amounts of forward contracts outstanding translated into USD totals $203.2. Of this total, $151.1 was attributed to the exposure in forward selling/purchase of USD. The remaining $52.1 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at December 31, 2011 and 2010 were $2.4 and $0.4, respectively.

At December 31, 2011 and 2010, the currency and net notional amounts of forward contracts outstanding translated into USD equivalent amounts were as follows:

December 31, 2011	Buy
Sell	U.S. Dollar	Euro	Chilean Peso	Canadian Dollar	Australian Dollar	Thai Baht	Mexican Peso	Pound Sterling	Norwegian Krone
U.S. Dollar	0.0	$48.3	$21.8	$21.7	$18.0	$15.0	$11.5	$5.5	$0.9
Brazilian Real	$8.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$51.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Pound Sterling	0.0	$0.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Others	0.0	$0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.0

December 31, 2010	Buy
Sell	U.S. Dollar	Euro	Canadian Dollar	Australian Dollar	Chilean Peso	Thai Baht	Pound Sterling	Mexican Peso	Norwegian Krone
U.S. Dollar	0.0	$34.5	$28.1	$21.8	$9.4	$6.4	$4.4	$3.0	$0.4
Chinese Yuan	$17.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Brazilian Real	$2.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Korean Won	$2.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Taiwan Dollar	$1.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Pound Sterling	0.0	$0.8	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Japanese Yen	0.0	$14.9	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$48.1	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Cash flow hedges

In the fourth quarter of 2011, we entered into a contract for the construction of certain manufacturing equipment, the payments of which are denominated in Swiss francs (CHF), and will total approximately 7.3 CHF. These CHF payments expose us to exchange rate fluctuations between CHF and USD. To hedge this risk, we entered into forward contracts to buy CHF and sell USD at agreed upon rates. To protect our consolidated earnings against the risk of foreign currency-related fluctuation associated with the forecasted CHF payments for the equipment, we designated the currency forward to buy CHF and sell USD on the forward’s maturity date (the “hedging instrument”) as a cash flow hedge of the foreign currency risks associated with our capitalization of the first, previously unhedged, forecasted CHF-denominated invoices. At hedge inception, we expected that the hedging relationship would be highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged because the key features and terms (i.e., the currency, notional amount, and timing) for the forward and the respective hedged transactions closely match at inception.

If the hedging relationship qualifies as highly effective, the hedging instrument will be recorded on the balance sheet at fair value and accumulated other comprehensive income will be adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the hedging instrument or the cumulative change in the fair value of the hypothetical derivative. The amount of ineffectiveness, if any, recorded in earnings will be equal to the excess of the cumulative change in the fair value of the hedging instrument over the cumulative change in the fair value of the hypothetical derivative. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transactions affect earnings.

Each hedging relationship will terminate once the payable related to the hedged transactions as defined above is recognized and the hedging instrument (or portion thereof equal to each hedged transaction) will be marked-to-market through current period earnings in future periods after termination of the hedging relationship (providing offset against the remeasurement through earnings of the CHF denominated payable).

As of December 31, 2011, the notional amount of the forward contracts designated as a cash flow hedge is approximately $4.2, and the unrealized loss as of December 31, 2011 is approximately $0.1. The contracts will settle in the first and third quarters of 2012. There was no hedge ineffectiveness for the contracts in 2011.

Cross currency swaps

We used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary). Since the loans and underlying investment are denominated in Euros, we have foreign exchange exposure to the Euro/USD exchange rate changes. We originally hedged these foreign exchange exposures by entering into two cross currency swaps each with notional amounts of €207.9 ($250.0) and with settlement dates of October 1, 2010 (“five year swaps”) and October 1, 2015 (“ten year swaps”), respectively. At the initial principal exchange, we paid $500.0 and received €415.8 from counterparties. At the final exchange of the five year swaps on October 1, 2010, we paid €207.9 and received $250.0. At the final exchange of the ten year swaps on October 1, 2015, we also will pay €207.9 and receive $250.0. The swaps have fixed interest rates on both legs. On the five year swaps, we paid 3.78% interest per annum on the Euro notional amount and we received 5.5% interest per annum on the USD notional amount. On the ten year swaps, we pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

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

The two year swaps covered an identical notional amount of €207.9 and also called for a semi-annual exchange of fixed Euro interest receipts for fixed USD interest payments. With respect to the two year swaps, we received 3.78% per annum on the Euro notional amount and paid 3.69% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the two year swaps, which was also on October 1, 2010. The two year swaps were not designated as cash flow hedges, therefore all changes in fair value were reported in interest expense, net, and other income (expense), net. The two and five year swaps were settled on October 1, 2010, upon their maturity.

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a €41.6 portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010, to maintain the total notional amount of the ten year swaps at €207.9. With respect to this replacement swap, we pay 4.52% per annum on the Euro notional amount and receive 5.80% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which is also on October 1, 2015. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

All cross currency swaps are recorded at fair value as either assets or liabilities. We accrued the periodic net swap interest payments due each period in the consolidated income statement for the cash flow hedges. Each period we record the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the consolidated income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurred during the period. We also accounted for the five year swaps in this manner until de-designation as cash flow hedges in November 2008.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV (i.e., the ten year swaps), the fair value is calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to a translation adjustment will remain in other comprehensive income/(loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. The fair values of the two year swaps and, since de-designation, the five year swaps, were calculated each period with changes in fair value reported in interest expense, net, and other income (expense), net. We monitor the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

At December 31, 2011 and 2010, the unfavorable fair value of the ten year swaps was $13.2 and $16.5, respectively.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. At times, to partially eliminate this variability, we used natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities through June 2011. These forward contracts, which were highly effective at achieving offsetting cash flows of the underlying natural gas purchases, had been designated as cash flow hedges of our forecasted natural gas purchases and reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represents the amount by which the cumulative change in the cash flows of the forward contract is not completely offset by the cumulative change in the cash flows of the hedged transaction, was recognized in other income (expense), net in the current period. During the years ended December 31, 2011, 2010, and 2009, there were no significant gains or losses reported in earnings for ineffectiveness. Gains and losses were reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affected earnings. If the derivative was no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value were recorded in other income (expense), net. If the hedging relationship was terminated and the originally hedged transaction remained probable of occurring, the unrealized gain or loss associated with forward contracts remained in accumulated other comprehensive income and was recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affected earnings. If the forecasted transaction was no longer probable of occurring, we recognized the related gain or loss in other expense, net in that period.

In conjunction with the divestiture of the former Building Block Chemicals segment in the first quarter of 2011, we terminated our natural gas hedge contracts and, since June 2011, we no longer hold any natural gas forwards.

At December 31, 2011, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of December 31, 2011, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Natural gas forwards							Accrued expenses	$0.8
Cross currency swaps(1)	Other current assets	$0.3	Other current assets	$0.5	Other noncurrent liabilities	$13.5	Other noncurrent liabilities	17.0
Foreign currency forwards					Accrued expenses	0.1

Total derivatives designated as hedging instruments:		$0.3		$0.5		$13.6		$17.8
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	0.3	Other current assets	2.6	Accrued expenses	2.7	Accrued expenses	3.0

Total derivatives not designated as hedging instruments:		$0.3		$2.6		$2.7		$3.0

Total derivatives		$0.6		$3.1		$16.3		$20.8
(1)	Ten year cross currency swap.

The following tables summarize the amounts and locations of our hedging derivatives’ gains or (losses) recognized for the years ended December 31, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010		2011	2010		2011	2010
Natural gas forwards	$0.0	$(3.2)	Manufacturing cost of sales	$(2.1)	$(4.4)		$0.0	$0.0
Cross currency swaps(1)	0.0	13.9	Other expense, net	0.0	15.4		0.0	0.0
Foreign currency forwards	(0.1)	0.0		0.0	0.0		0.0	0.0

Total	$(0.1)	$10.7		$(2.1)	$11.0		$0.0	$0.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness
Derivatives in Net Investment Hedging Relationships:	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010		2011	2010		2011	2010
Cross currency swaps(1)	$3.3	$1.6		$0.0	$0.0		$0.0	$0.0

(1)	Ten year swaps

The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the years ended December 31, 2011, and 2010:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2011	2010
Foreign currency forwards	Other expense, net	$(4.1)	$(1.2)
Cross currency swaps(1)	Other expense, net	0.0	(3.0)
Cross currency swaps(1)	Interest expense, net	0.0	3.0
Cross currency swaps(2)	Interest expense, net	0.0	3.6
Total		$(4.1)	$2.4

(1)	Two and five year swaps.

(2)	Represents OCI amortization of five year cross currency swaps, which was de-designated as a cash flow hedge in November 2008.

Fair Value Measurements

We have certain assets and liabilities that are carried at fair value on a recurring basis in the financial statements, for which we determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, interest rates, exchange rates, and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2011, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at December 31, 2011 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(2.4)
Cross currency swaps	(13.2)
Cash flow hedges	(0.1)
Total	$(15.7)

As of December 31, 2011, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements for which a fair value measurement was required for the year ended December 31, 2011.

7. INVENTORIES

Inventories consisted of the following:

December 31,	2011	2010
Finished goods	$242.7	$237.4
Work in progress	32.8	29.0
Raw materials and supplies	98.8	83.6
Total inventories	$374.3	$350.0

8. PLANTS, EQUIPMENT AND FACILITIES

December 31,	2011	2010
Land and land improvements	$71.6	$79.5
Buildings	340.4	312.8
Machinery and equipment	1,291.9	1,267.3
Construction in progress	235.3	277.9
Plants, equipment and facilities, at cost	$1,939.2	$1,937.5

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.7% in 2011, 4.5% in 2010, and 4.6% in 2009. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $854.1 and $1,278.0 as of December 31, 2011 and 2010, respectively, with $408.3 included in non-current assets held for sale at December 31, 2010, and the remainder included in plants, equipment and facilities, at cost. Depreciation is calculated using the straight line depreciation method for assets at the remainder of our locations.

Following are the depreciable lives for our assets under the composite and straight-line methods:

Category	Composite Depreciation	Straight-line Depreciation
Buildings	31 years	20 - 33 years
Machinery and equipment	5 - 18 years	3 - 15 years

9. GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

	Engineered Materials	In-Process Separation	Additive Technologies	Coating Resins	Total
Balance, December 31, 2009:
Goodwill	$256.8	$53.2	$19.6	$762.2	$1,091.8
Accumulated impairment charges	0.0	0.0	0.0	(389.9)	(389.9)
	256.8	53.2	19.6	372.3	701.9
Currency exchange:
Goodwill	(1.9)	1.5	0.0	(33.1)	(33.5)
Accumulated impairment charges	0.0	0.0	0.0	17.3	17.3
	(1.9)	1.5	0.0	(15.8)	(16.2)
Balance, December 31, 2010:
Goodwill	254.9	54.7	19.6	729.1	1,058.3
Accumulated impairment charges	0.0	0.0	0.0	(372.6)	(372.6)
	254.9	54.7	19.6	356.5	685.7
Currency exchange:
Goodwill	(0.2)	(2.0)	0.0	(15.6)	(17.8)
Accumulated impairment charges	0.0	0.0	0.0	7.8	7.8
	(0.2)	(2.0)	0.0	(7.8)	(10.0)
Balance, December 31, 2011:
Goodwill	254.7	52.7	19.6	713.5	1,040.5
Accumulated impairment charges	0.0	0.0	0.0	(364.8)	(364.8)
	$254.7	$52.7	$19.6	$348.7	$675.7

In conjunction with our segment realignment, we completed a goodwill impairment test in the second quarter of 2009 and concluded that no impairment existed at that time. In the fourth quarters of 2011, 2010, and 2009, we completed our required annual impairment test and again concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
December 31,	2011	2011	2010	2011	2010	2011	2010
Technology-based	16.2	$54.7	$55.6	$(39.0)	$(35.9)	$15.7	$19.7
Marketing-related	< 2.0	1.9	1.9	(1.9)	(1.9)	0.0	0.0
Marketing-related	15.5	63.0	63.7	(33.2)	(29.3)	29.8	34.4
Marketing-related	40	43.0	44.4	(5.9)	(5.0)	37.1	39.4
Customer-related	15	419.6	427.3	(198.8)	(173.8)	220.8	253.5
Total		$582.2	$592.9	$(278.8)	$(245.9)	$303.4	$347.0

Amortization of acquisition intangibles for the years ended December 31, 2011, 2010, and 2009 was $38.7, $37.1, and $38.2, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and that the 2011 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2012	2013	2014	2015	2016
Intangibles Amortization Expense	$38.2	$37.6	$37.2	$37.1	$31.7

10. DEBT

Long-term debt, including the current portion, consisted of the following:

	December 31,
	2011		2010
		Carrying		Carrying
	Face	Value	Face	Value
Five-Year Revolving Credit Line Due June 2016	$0.0	$0.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.4	140.7	141.1
6.0% Notes Due October 1, 2015	250.0	249.8	250.0	249.7
8.95% Notes Due July 1, 2017	250.0	249.5	250.0	249.4
Other	1.2	1.2	1.3	1.3
Long-term Debt, Total	$636.4	$635.9	$642.0	$641.5

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During 2011, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $5.5 for a total purchase price of $5.9 including accrued interest, resulting in a loss of $0.3. During 2010, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $16.5 for a total purchase price of $17.3 including accrued interest, resulting in a loss of $0.8. During 2009, we repurchased portions of our 4.6% notes due July 1, 2013 with a total carrying value of $16.5 for a total purchase price of $16.9 plus accrued interest of $0.3, resulting in a loss of $0.5.

On June 21, 2011, we amended and restated our existing Five Year Credit Agreement (the “Agreement”). The material terms and conditions of the Agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Agreement continues to be $400.0, but now includes a $25.0 swing line and the term of the Agreement was extended to June 21, 2016. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term of the Agreement through June 21, 2019, and to increase the maximum amount we may borrow under the Agreement up to $500.0.

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

The net losses from our 2011, 2010, and 2009 debt repurchases are included in net loss on early extinguishment of debt in the accompanying consolidated statements of income.

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at December 31, 2011. We continue to be required to comply with certain customary financial covenants under the Agreement: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. Based on the size of the facility and our current credit rating, the annual fees for this facility would be $0.9 as of December 31, 2011.

At December 31, 2011 and 2010, the fair value of our long-term debt, including the current portion, was $715.4 and $726.9, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted average interest rate on all of our debt was 6.9% for 2011 and 6.9% for 2010. The weighted-average interest rate on short-term borrowings outstanding, which consisted of the current portion of non-U.S. credit facilities, as of December 31, 2011 and 2010 was 0.8% and 1.2%, respectively.

At December 31, 2011 and 2010, we had approximately $55.2 and $56.2, respectively, of non-U.S. credit facilities which are renewable annually. There were outstanding borrowings of $3.5 and $6.1 under these facilities at December 31, 2011 and 2010, respectively.

Cash payments during the years ended December 31, 2011, 2010, and 2009, included interest of $42.4, $35.2, and $34.7, respectively. Included in interest expense, net, in the accompanying Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, was interest income of $4.6, $5.8, and $7.4, respectively. Capitalized interest for the years ended 2011 and 2010 was $4.6 and $3.1, respectively.

Maturities of long-term debt for the next five years and thereafter are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt	$0.0	$135.4	$0.0	$249.8	$0.0	$250.7	$635.9

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

As of December 31, 2011 and 2010, the aggregate environmental related accruals were $102.3 and $104.6, respectively, of which $10.0 and $5.5 was included in accrued expenses with the remainder included in other noncurrent liabilities. Environmental remediation spending, for the years ended December 31, 2011, 2010, and 2009, was $6.2, $5.9, and $4.8, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. Overall, our adjustments resulted in a net increase of $5.0 in our environmental accruals for the year ended December 31, 2011. This increase includes increases of approximately $9.4 primarily related to current and former operating sites in the U.S., and a net decrease of approximately $4.4 for a change in the remediation plan of a European site, which has been approved by the local authorities.

Our environmental related accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties, and other actions by governmental agencies or private parties, or if we are named in a new matter and determine that an accrual needs to be provided, or if we determine that we are not liable and no longer require an accrual.

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

A summary of the changes in the asset retirement obligation for the years ended December 31, 2011 and 2010 is presented below:

Asset retirement obligation as of December 31, 2009	$38.7
Liabilities incurred	0.0
Liabilities settled	(0.1)
Accretion expense	2.5
Revision in estimated cash flows(1)	(4.2)
Currency exchange	(0.9)
Asset retirement obligation as of December 31, 2010	$36.0
Liabilities incurred	0.0
Liabilities settled	(1.0)
Accretion expense	2.6
Revision in estimated cash flows	(0.1)
Currency exchange	(0.6)
Asset retirement obligation as of December 31, 2011	$36.9

Note: The table above excludes asset retirement obligations of $7.6, and $7.3 as of December 31, 2010 and 2009, respectively, which related to our former Building Block Chemicals segment and were included in non-current liabilities held for sale in the accompanying consolidated balance sheets.

(1)	Includes reversals of $3.8 related to sales of facilities.

Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act (“RCRA”) closures at certain manufacturing and research facilities. As of December 31, 2011, 30 of our sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing and research facilities, related equipment, and storage tanks. We are also obligated to return certain land to its original condition upon vacating.

There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.

At December 31, 2011, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2011 and 2010, the aggregate self-insured and insured contingent liability was $53.7 and $57.4, respectively, and the related insurance recovery receivable was $22.1 and $24.3, respectively. The asbestos liability included in the above amounts at December 31, 2011 and 2010 was $42.4 and $43.5, respectively, and the related insurance receivable was $21.8 and $23.8, respectively. A net deferred tax benefit has been recognized for those claims for which full insurance recovery is not expected.

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

The following table presents information about asbestos claims activity:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	8,000	8,000

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

As a result of our findings in the third quarter of 2009, we recorded a decrease of $5.0 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $4.9 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease is attributable to significantly lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivable is a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48% of our future indemnity costs. We have completed coverage in place agreements with most of our larger insurance carriers.

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

We currently are one of several defendants in eight personal injury lead ingestion cases, consisting of 172 plaintiffs venued in federal and state courts in Milwaukee, Wisconsin. One of the eight cases consists of 164 claimants, each alleging personal injury as a result of the ingestion of white lead carbonate in paint. The remaining seven cases consist of less than 10 total plaintiffs. We believe that the eight personal injury suits against us are without merit. The eight personal injury cases are currently stayed pending a decision by the United States Court of Appeals for the Seventh Circuit regarding whether the application of the risk contribution doctrine for lead ingestion cases in Wisconsin violates the defendants’, including the Company’s, constitutional rights.

In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future. In July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I. DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case, together with our non-existent or diminutive market share, reinforces our belief that we have no liability in any of the Wisconsin cases, and accordingly, we have not recorded a loss contingency.

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

Accounting for Uncertainty in Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 12 for additional information.

Commitments

Rental commitments

Rental expense under property and equipment leases, excluding those associated with our former Building Block Chemicals segment, was $11.0 in 2011, $11.5 in 2010, and $13.5 in 2009. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011 are:

Year	Operating Leases
2012	$13.1
2013	10.0
2014	8.9
2015	7.6
2016	7.2
Thereafter	17.1
Total minimum lease payments	$63.9

Customer-related and purchase commitments

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

The Engineered Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Included are several contracts with terms of 5 years or more which obligate us to sell and, subject to certain exceptions, obligate the respective customers to purchase their requirements of various specialty materials for products related to certain aircraft programs. Such agreements are common practice in the aerospace and aircraft manufacturing industries.

We frequently enter into long-term agreements in order to lock-in price and availability of raw materials and services required to operate our businesses. At December 31, 2011, obligations under such agreements totaled $20.2, of which $13.0 are expected to be paid in 2012.

Other commitments

We had $34.7 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2011 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

12. INCOME TAXES

The income tax provision (benefit) is based on earnings (loss) from continuing operations before income taxes:

Years ended December 31,	2011	2010	2009
U.S.	$90.7	$59.9	$15.6
Non-U.S.	142.5	135.4	(35.1)
Total	$233.2	$195.3	$(19.5)

The components of the income tax provision (benefit) are as follows:

Years ended December 31,	2011	2010	2009
Current:
U.S. Federal	$4.6	$0.9	$(3.3)
Non-U.S.	39.0	30.6	35.6
Other, principally state	(1.4)	0.5	0.4
Total	$42.2	$32.0	$32.7
Deferred:
U.S. Federal	$26.1	$25.0	$7.4
Non-U.S.	(7.8)	(9.4)	(51.7)
Other, principally state	4.3	2.9	2.7
Total	$22.6	$18.5	$(41.6)
Total income tax provision (benefit)	$64.8	$50.5	$(8.9)

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

Years ended December 31,	2011	2010	2009
Federal income tax rate	35.0%	35.0%	(35.0%)
Research and development credit	(0.8%)	(0.9%)	(9.3%)
Income subject to other than the federal income tax rate	(4.2%)	(5.0%)	(2.7%)
Change in tax rates	(0.9%)	0.2%	5.8%
State taxes, net of federal benefits	0.7%	0.9%	(13.2%)
Valuation allowance	(0.5%)	(8.2%)	17.7%
Tax law change	0.0%	4.3%	0.0%
Favorable resolution of prior year audits	(1.6%)	(0.5%)	(19.6%)
Other charges, net	0.1%	0.1%	10.5%
Effective tax rate	27.8%	25.9%	(45.8%)

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

Income taxes paid in 2011, 2010, and 2009 were $80.3, $59.1, and $30.0, respectively, and include non-U.S. taxes of $52.6, $41.5, and $28.9 in 2011, 2010, and 2009, respectively. Net income taxes paid related to the pre-acquisition tax period of the Surface Specialties entities in 2011, 2010, and 2009 were $0.0, $0.0, and $2.1, respectively, in which all such amounts have been reimbursed to us thus far from UCB SA (“UCB”) pursuant to the Stock and Asset Purchase Agreement.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities are as follows:

December 31,	2011	2010
Deferred tax assets:
Allowance for bad debts	$2.2	$2.5
Self insurance accruals	19.4	20.4
Operating accruals	5.6	5.8
Environmental accruals	28.2	26.4
Pension and postretirement benefit liabilities	116.8	131.0
Employee benefit accruals	33.0	35.0
Tax credit carry forwards	28.0	25.1
Net operating losses	58.5	70.5
Inventory	1.4	0.0
Other	5.3	1.1
Gross deferred tax assets	$298.4	$317.8
Valuation allowance	(21.4)	(22.7)
Total net deferred tax assets	$277.0	$295.1

Deferred tax liabilities:
Inventory	$0.0	$(3.0)
Plants, equipment and facilities	(144.1)	(155.6)
Insurance receivables	(8.1)	(8.8)
Intangibles	(136.8)	(136.6)
Other	(0.9)	(0.8)
Gross deferred tax liabilities	$(289.9)	$(304.8)
Net deferred tax assets/(liabilities)	$(12.9)	$(9.7)

No provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $593.9 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S. foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

We have U.S. foreign tax credit carryforwards of $16.7 available as of December 31, 2011 to offset future U.S. tax liabilities. Such U.S. foreign tax credits will expire at various dates starting in 2019. We have $13.6 of state tax credits of which $10.3 will be carried forward indefinitely with the balance to expire at various dates starting in 2012. Additionally, we have $2.4 of foreign jurisdiction tax credits related to our operations in Belgium, which do not expire.

At December 31, 2011, we have U.S. federal income tax net operating loss carryforwards of $1.4 relating to our 1998 acquisition of The American Materials & Technologies Corporation available to offset future taxable income. Utilization of those loss carryforwards is limited under certain provisions of the Internal Revenue Code. The carryforwards begin to expire at various dates starting in 2012 through 2018. We have state net operating losses totaling $264.1 which are available to offset future taxable income in the respective states. The total state carryforwards expire at various dates starting in 2012 through 2029. In addition, we have foreign net operating losses totaling $149.7, primarily related to our operations in Europe and Brazil. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total foreign carryforwards, approximately $28.8 expires at various dates starting in 2014, while $120.9 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $21.4 and $22.7 as of December 31, 2011 and 2010, respectively. For 2011, the $1.3 valuation allowance activity primarily consisted of a decrease to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($0.9), and state tax credits and other state deferred tax assets ($0.4). As of December 31, 2011, $21.2 of the valuation allowance is attributable to U.S. state tax attributes and $0.2 primarily relates to foreign net operating losses. For 2010, the $17.0 valuation allowance activity primarily consisted of a decrease to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($16.7), and state tax credits and other state deferred tax assets ($0.3). As of December 31, 2010, $21.6 of the valuation allowance is attributable to U.S. state tax attributes and $1.1 primarily relates to foreign net operating losses.

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

During 2011, we settled a Belgium tax audit for certain international subsidiaries acquired as part of the Surface Specialties acquisition. The Belgium audit covered the post-acquisition periods 2008 and 2009. We recorded a net tax benefit of $3.8 based on the favorable resolution of the audit.

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

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Relief Act), as signed into law on December 17, 2010 brought about significant tax changes including, but not limited to, the retroactive extension of tax incentives for businesses. These business tax incentives, retroactively reinstated and extended through 2011, include the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations.

We are subject to income tax in many U.S. and international jurisdictions, and a certain degree of estimation is required in recording the assets and liabilities with respect to income taxes. All of our tax positions are subject to audit by the local taxing authorities in each tax jurisdiction. These tax audits can involve complex issues, interpretations and judgments and the resolution of matters may span multiple years, particularly if subject to negotiation or litigation.

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

The amount of gross unrecognized tax benefits at December 31, 2010 was $38.3 (excluding interest), of which $21.7 would impact our effective tax rate, if recognized. As of December 31, 2011, the amount of gross unrecognized tax benefits is $35.5 (excluding interest), of which $19.6 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $6.6 as of January 1, 2011, increasing by current year net activity of $0.1, thus resulting in a liability for the payment of interest and penalties of $6.7 as of December 31, 2011.

Set forth below is the tabular roll-forward of our 2011 and 2010 unrecognized tax benefits from uncertain tax positions:

	2011	2010
Balance as of beginning of the year	$38.3	$37.9
Increase due to tax positions related to current periods	3.5	3.2
Increase due to tax positions related to prior periods	0.8	1.5
Decrease due to tax positions related to current periods	(0.3)	0.0
Decrease due to tax positions related to prior periods	(6.6)	(3.6)
Settlements	0.0	0.0
Foreign exchange	(0.2)	(0.7)
Balance as of the end of the year	$35.5	$38.3

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Any settlements or statute of limitations expirations could likely result in a decrease in our uncertain tax positions. We estimate that within the next 12 months, our gross unrecognized tax benefits, exclusive of interest, could decrease by as much as $16.7 million, (before offset for any correlated competent authority adjustments), as a result of settlements with taxing authorities or the expiration of the statute of limitations.

The IRS has completed and closed its audits of our tax returns through 2003. During the second quarter of 2007, the IRS commenced the audit of our tax returns for the years 2004 and 2005. All field work has been completed and we have agreed to all adjustments except for an adjustment related to the research and development credit. We have filed a protest letter for the issue to commence the appeals process, which is still ongoing as of December 31, 2011. The remaining agreed issues for the 2004 and 2005 tax years will result in an immaterial cash refund. During the first quarter of 2010, the IRS commenced the audit of our tax returns for the years 2006, 2007 and 2008, and is still ongoing as of December 31, 2011. We believe that adequate provisions for all outstanding issues have been made for all open years.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major jurisdictions include: Arizona (2006 onward), California (2004 onward), Connecticut (2008 onward), Georgia (2008 onward), Louisiana (2007 onward), Maryland (2008 onward), Michigan (2007 onward), New Jersey (2006 onward), North Carolina (2008 onward), Ohio (2008 onward), South Carolina (2008 onward), Texas (2007 onward), and West Virginia

(2009 onward). We have various state income tax returns in the process of examination.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include: Austria (2009 onward), Belgium (2010 onward), Germany (2008 onward), Netherlands (2006 onward), Canada (2003 onward), UK (2005 onward), Italy (2007 onward), China (2003 onward), and Norway (2003 onward). We are currently under examination in several of these jurisdictions.

13. EMPLOYEE BENEFIT PLANS

We have defined benefit and defined contribution pension plans that cover employees in a number of countries. Almost all of the plans provide defined benefits based on years of service and career average salary. We also sponsor postretirement and post-employment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements, and in the case of non-bargaining employees, who commenced employment prior to April 1, 2007. The medical plans are contributory and non-contributory with certain participants’ contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on our share of costs for recent and future retirees. The post-employment plans provide salary continuation, disability-related benefits, severance pay and continuation of health costs during the period after employment but before retirement.

We used a measurement date of December 31 in 2011, 2010, and 2009 for all our pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011	2010	2009
Net periodic costs:
Service cost	$8.8	$9.1	$9.6	$1.0	$1.2	$1.3
Interest cost	49.1	48.8	50.6	11.9	11.5	11.8
Expected return on plan assets	(52.2)	(48.5)	(48.5)	(2.9)	(3.6)	(3.7)
Net amortization	20.6	17.6	15.1	(5.7)	(10.0)	(10.6)
Curtailment/Settlement	1.2	0.8	11.2	(1.1)	0.0	0.0
Net periodic expense (credit)	$27.5	$27.8	$38.0	$3.2	$(0.9)	$(1.2)
Weighted-average assumptions used to determine net periodic costs, during the year
Discount rate	5.3%	5.7%	5.8%	5.0%	5.4%	6.0%
Expected return on plan assets	7.1%	7.1%	6.9%	7.0%	7.25%	7.0%
Rate of compensation increase	2.5%-5%	2.5%-10%	2.5%-10%	–	–	–
Weighted-average assumptions used to determine benefit obligations, end of the year
Discount rate	4.7%	5.3%	5.7%	4.3%	5.0%	5.4%
Rate of compensation increase	2.5%-5%	2.5%-10%	2.5%-10%	–	–	–

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over various five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 40%-60% stocks and 40%-60% long-term bonds, including cash equivalents (“fixed income securities”). Since the long-term average annualized return is approximately 8%-10% for stocks and 5%-7% for fixed income securities, the expected long-term weighted average return was estimated to be 7.25% and 7.50% for the U.S. pension plans in 2011 and 2010, respectively. This return was based on an assumed allocation of U.S. pension assets of 50% stocks and 50% in fixed income securities for 2011 and 60% stocks and 40% fixed income securities for 2010. Expected long-term investment returns for U.S. investments were 8.5% for stocks and 6.0% for fixed income securities in 2011 and 8.5% for stocks and 6.0% for fixed income securities in 2010. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 7.00% in 2011 and 7.25% in 2010, based on an assumed asset allocation of 50% stocks and 50% fixed income securities in 2011 and 55% stocks and 45% fixed income securities in 2010.

The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 5.7% in 2011. The 2011 return was based on assumed weighted average rates of return of 7.5% for stocks and 5.0% for fixed income securities and an assumed weighted average asset allocation of 30% stocks and 70% fixed income securities.

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011	2010	2009
Change in benefit obligation:
Benefit obligation at January 1,	$933.5	$869.9	$859.2	$233.8	$212.7	$200.3
Service cost	8.8	9.1	9.6	1.0	1.2	1.3
Interest cost	49.1	48.8	50.6	11.9	11.5	11.8
Amendments(3)	2.2	0.0	6.5	(34.7)	0.0	0.0
Translation difference	(5.3)	(9.4)	13.6	(0.1)	0.2	0.7
Actuarial losses	60.2	60.9	36.4	28.5	29.6	18.9
Participant contributions	0.7	0.6	0.7	4.2	4.2	4.2
Benefits paid	(45.0)	(42.7)	(43.6)	(24.3)	(25.6)	(24.5)
Curtailments/settlements(1)	(8.6)	(3.7)	(63.1)	(0.4)	0.0	0.0
Benefit obligation at December 31,	$995.6	$933.5	$869.9	$219.9	$233.8	$212.7
Accumulated benefit obligation at December 31,	$962.7	$895.0	$827.0	$0.0	$0.0	$0.0
Change in plan assets:
Fair value of plan assets at January 1,	$751.2	$635.6	$563.9	$37.7	$44.6	$46.5
Actual return on plan assets	70.5	83.1	111.4	2.4	3.5	8.7
Company contributions(2)	63.9	83.3	53.0	10.1	13.1	11.9
Participant contributions	0.7	0.6	0.7	4.2	4.2	4.2
Translation difference	(3.2)	(5.0)	12.3	0.0	0.0	0.0
Curtailments/settlements(1)	(3.7)	(3.7)	(62.1)	0.0	0.0	0.0
Benefits paid	(45.0)	(42.7)	(43.6)	(25.6)	(27.7)	(26.7)
Fair value of plan assets at December 31,	$834.4	$751.2	$635.6	$28.8	$37.7	$44.6

(1)	Represents various curtailments and settlements. During the first quarter of 2011, we had a curtailment gain of $1.0 resulting from the sale of the Building Block Chemicals segment, which is included in gain on sale of discontinued operations, net of tax, in the consolidated statements of income. In December 2009, we irrevocably transferred the liability and plan assets associated with the accrued benefits of all inactive participants of our defined benefit pension plan in the Netherlands to an insurance company, resulting in a settlement loss of $12.2 due to recognition of actuarial losses previously recorded in other comprehensive loss.

(2)	The 2009 contributions to our pension plans include a contribution of 1,184,273 shares of Cytec common stock to our U.S. plans on May 13, 2009, which had a fair value of $22.5.

(3)	Significant amendments were made to our U.S. postretirement medical plan in 2011. Major amendments include changes to the prescription drug benefit plan for Medicare-eligible retirees, in which benefits are to be delivered through an Employer Group Waiver Plan (“EGWP”) and commercial wrap plan instead of through an individually designed commercial plan only. Changes were also made to other retiree medical programs with respect to cost sharing elements, such as participant premiums.

The postretirement plan benefit obligation includes Medicare Part D subsidies received that reduce company contributions. The amounts received for 2011, 2010, and 2009 were $1.2, $2.1, and $2.2, respectively.

	Pension Plans			Postretirement Plans
	2011	2010	2009	2011	2010	2009
Funded status, end of year:
Fair value of plan assets	$834.4	$751.2	$635.6	$28.8	$37.7	$44.6
Benefit obligations	(995.6)	(933.5)	(869.9)	(219.9)	(233.8)	(212.7)
Funded status	$(161.2)	$(182.3)	$(234.3)	$(191.1)	$(196.1)	$(168.1)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$0.8	$2.8	$3.1	$0.0	$0.0	$0.0
Current liabilities	(4.8)	(4.8)	(4.5)	(10.9)	(12.2)	(12.2)
Noncurrent liabilities	(157.2)	(180.3)	(232.9)	(180.2)	(183.9)	(155.9)
Total amounts recognized	$(161.2)	$(182.3)	$(234.3)	$(191.1)	$(196.1)	$(168.1)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial losses	$281.9	$263.8	$255.7	$84.2	$58.2	$29.1
Prior service (credits)/costs	3.5	1.3	1.8	(35.2)	(11.2)	(21.6)
Transition obligations	0.1	0.1	0.1	0.0	0.0	0.0
Total	$285.5	$265.2	$257.6	$49.0	$47.0	$7.5
Changes in accumulated other comprehensive income (AOCI) consist of:
AOCI, beginning of year	$265.2	$257.6	$304.7	$47.0	$7.5	$(17.1)
Current year actuarial (gains)/losses	41.6	26.4	(20.1)	30.3	29.6	14.0
Current year prior service costs/(credits)	2.2	(0.4)	(0.7)	(34.7)	(0.1)	0.0
Curtailments/settlements	(3.0)	(0.8)	(11.2)	0.7	0.0	0.0
Amortization:
Amortization of actuarial gains/(losses)	(20.5)	(17.5)	(14.7)	(3.9)	(0.6)	0.0
Amortization of prior service (costs)/credits	0.0	(0.1)	(0.4)	9.6	10.6	10.6
AOCI, end of year	$285.5	$265.2	$257.6	$49.0	$47.0	$7.5
Estimated amortization to be recognized in accumulated other comprehensive income in 2012 consist of:
Net actuarial losses	$26.3			$6.2
Prior service costs/(credits)	0.4			(4.3)
Total	$26.7			$1.9

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is initially 8.0% in 2011, decreasing to ultimate trend rate of 5.0% in 2017. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense.

A 1.0% change in assumed healthcare cost trend rates would have the following effect:

	2011		2010
	1% Increase	1% Decrease	1% Increase	1% Decrease
Approximate effect on the total of service and interest cost components of other postretirement benefit costs	$0.8	$(0.8)	$0.8	$(0.8)
Approximate effect on accumulated postretirement benefit obligation	$14.7	$(13.5)	$15.6	$(15.0)

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$(767.9)	$(699.9)	$(120.3)	$(126.8)	$(888.2)	$(826.7)
Accumulated benefit obligation	$(759.9)	$(689.5)	$(112.5)	$(118.1)	$(872.4)	$(807.6)
Fair value of plan assets	$677.4	$590.7	$62.1	$67.3	$739.5	$658.0

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2011 and 2010, and the target allocation for 2012, by asset category, are as follows:

	U.S. Pension Plans				Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Year End			Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2012	2011	2010	Asset Category	2012	2011	2010
Equity Securities	40%	27%	53%	Equity Securities	50%	52%	62%
Fixed Income	60%	73%	47%	Fixed Income	50%	48%	38%
Total	100%	100%	100%	Total	100%	100%	100%

	Non-U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2012	2011	2010
Equity Securities	31%	31%	36%
Fixed Income	53%	51%	47%
Cash and other	16%	18%	17%
Total	100%	100%	100%

The total fair value of U.S. pension and postretirement plan assets was $706.2 and $628.4 at December 31, 2011 and 2010, respectively. We have invested certain U.S. pension assets directly in our common stock as described previously and use a combination of active and passive stock and bond managers to invest all other assets of the pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

Our overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for U.S. pension plan assets are 40% equity securities and 60% corporate bonds and U.S. Treasury securities. The target allocations for the postretirement plan assets are 50% equity securities and 50% corporate bonds and U.S. Treasury securities. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. In order to reduce the volatility of our pension plan assets relative to pension liabilities, over the past eighteen months we have gradually implemented a liability-driven investment strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets.

The target allocations for non-U.S. plan assets are 30-50% equity securities, 50-70% corporate bonds and U.S. Treasury securities, and 0-15% to all other types of investments. Equity securities primarily include a broadly diversified portfolio of common stocks of publicly traded companies that are primarily non-U.S. Fixed income securities include corporate bonds, mortgage-backed securities and government bonds. Other types of investments include insurance assets and investments in hedge funds that follow several different strategies.

The fair values of our Level 1 pension assets are determined based on quoted market prices in active markets for identical assets. The fair values of our

Level 2 pension assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. Our Level 3 assets include insurance contracts and a real estate fund. The fair values of insurance contracts of the plans of two of our non-U.S. entities are based on the contractual terms of the arrangement with the insurance company, which in certain cases, includes a nominal, but guaranteed, return. The fair value of the real estate fund is based on the net asset value of shares held at year end.

The fair values of the pension assets at December 31, 2011 and 2010, by asset category, are as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43.9	$43.9	$0.0	$0.0
Equity securities:
- Company stock	52.9	52.9	0.0	0.0
- U.S. equity funds(1)	133.5	128.2	5.3	0.0
- International equity funds(2)	21.7	0.0	21.7	0.0
Fixed income funds(3)	507.8	200.2	307.6	0.0
Balanced fund(4)	22.5	22.5	0.0	0.0
Real estate fund	2.7	0.0	0.0	2.7
Insurance assets	16.1	0.0	0.0	16.1
Other investments(5)	33.3	0.0	33.3	0.0
Total	$834.4	$447.7	$367.9	$18.8

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12.0	$12.0	$0.0	$0.0
Equity securities:
- Company stock	62.8	62.8	0.0	0.0
- U.S. equity funds(1)	198.3	196.8	1.5	0.0
- International equity funds(2)	89.5	0.0	89.5	0.0
Fixed income funds(3)	309.8	265.5	44.3	0.0
Balanced fund(4)	23.1	23.1	0.0	0.0
Real estate fund	3.0	0.0	0.0	3.0
Insurance assets	14.2	0.0	0.0	14.2
Other investments(5)	38.5	0.0	38.5	0.0
Total	$751.2	$560.2	$173.8	$17.2

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap, and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe. There are no restrictions on these investments.

(3)	Funds which invest in a diversified portfolio of publicly traded government bonds, corporate bonds and mortgage-backed securities, approximately 38%, 62%, and 0%, respectively, as of December 31, 2011, and approximately 61%, 35%, and 4%, respectively, as of December 31, 2010. There are no restrictions on these investments.

(4)	Represents non-U.S. entity plan assets invested in a pooled publicly traded fund with underlying investments in a diversified portfolio of securities comprised of approximately 16% U.S. equities, 36% international equities, 24% corporate bonds, and 24% government bonds. There are no restrictions on these investments.

(5)	Represents non-U.S. entity plan assets invested in a fund that invests in funds with underlying investments comprised of equity and debt securities, all of which have publicly available quoted market prices.

Fair value measurements of plan assets at December 31, 2011, using significant unobservable inputs (Level 3), are as follows:

	Total	Insurance Assets	Real Estate Fund
Balance, beginning of year	$17.2	$14.2	$3.0
Actual return on assets:
Assets held at end of year	1.2	0.9	0.3
Assets sold during the year	(0.6)	0.0	(0.6)
Purchases, sales and settlements	0.0	0.0	0.0
Transfers in/(out)	1.0	1.0	0.0
Balance, end of year	$18.8	$16.1	$2.7

The fair values of the postretirement plan assets at December 31, 2011 and 2010, by asset category, are as follows:

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.8	$0.8	$0.0	$0.0
Equity funds(1)	14.9	14.9	0.0	0.0
Fixed income funds(2)	13.1	13.1	0.0	0.0
Total	$28.8	$28.8	$0.0	$0.0

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.0	$2.0	$0.0	$0.0
Equity funds(1)	23.2	23.2	0.0	0.0
Fixed income funds(2)	12.5	12.5	0.0	0.0
Total	$37.7	$37.7	$0.0	$0.0

(1)	Investments in publicly traded funds: 79% invested in an S&P 500 index fund and 21% invested in international index fund for Europe and Asia as of December 31, 2011, and 60% invested in an S&P 500 index fund and 40% invested in an international index fund for Europe and Asia as of December 31, 2010.

(2)	A publicly traded mutual fund that invests in a diversified portfolio of investment grade fixed income securities, with government, corporate and mortgage securities. The fund has a dollar weighted maturity between 3 and 10 years.

The following table reflects expected 2012 cash flows for the pension and postretirement benefit plans:

Expected Employer Contributions	Pension Plans	Postretirement Plans
U.S. Plans	$31.8	$11.0
Non-U.S. Plans	$8.9	$0.2

The following table reflects total benefits expected to be paid from the U.S. plans and the non-U.S. plans and/or our assets:

	U.S. Plans		Non-U.S. Plans
Expected Benefit Payments	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
2012	$36.8	$16.9	$9.5	$0.2
2013	38.6	17.1	9.0	0.2
2014	40.2	17.4	9.9	0.2
2015	41.8	17.5	10.7	0.2
2016	43.4	17.5	11.0	0.3
2017-2021	240.0	82.5	67.6	1.7

We also sponsor various defined contribution retirement plans in a number of countries, consisting primarily of savings, profit growth and profit sharing plans. Contributions to the savings plans are based on matching a percentage of employees’ contributions. Contributions to the profit growth and profit sharing plans are generally based on our financial performance.

Amounts expensed related to these plans are as follows:

Years ended December 31,	2011	2010	2009
U.S.
Savings Plan	$20.5	$21.3	$15.5
Non-U.S.
Others	$5.1	$4.6	$4.1

In addition to defined benefit pension and defined contribution retirement plans, we sponsor immaterial post-employment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a “change of control” as defined in the plans.

14. ACCRUED EXPENSES

Accrued expenses include the following:

December 31,	2011	2010
Employee benefits	$47.6	$60.5
Pension and other postretirement employee benefits	15.7	17.0
Salaries and wages	27.8	27.3
Taxes other than income taxes	10.3	10.5
Environmental	10.0	5.5
Interest, excluding interest on uncertain tax positions	18.1	18.7
Restructuring costs	8.4	13.9
Customer rebates	17.8	15.6
All other	58.5	54.2
Total	$214.2	$223.2

15. COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 45,508,838 shares were outstanding at December 31, 2011. A summary of changes in common stock issued and treasury stock is presented below.

	Common Stock	Treasury Stock
Balance at December 31, 2008	48,132,640	1,069,423
Issuance - pension plan contribution	1,184,273	–
Issuance pursuant to stock option and stock-SARS plan	–	(312,609)
Awards of restricted stock	–	(38,380)
Issuance of deferred shares	–	(124,300)
Balance at December 31, 2009	49,316,913	594,134
Issuance pursuant to stock option and stock-SARS plan	121,969	(547,253)
Awards of restricted stock	–	(14,390)
Issuance of deferred shares	6,468	(31,724)
Balance at December 31, 2010	49,445,350	767
Purchase of treasury stock	–	4,280,000
Issuance pursuant to stock option and stock-SARS plan	122,983	(178,352)
Awards of restricted stock	–	(12,384)
Issuance of deferred shares	17,865	(12,671)
Balance at December 31, 2011	49,586,198	4,077,360

Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.

During 2011, four quarterly cash dividends of $0.125 per share were declared and paid totaling $24.3. During 2010, four quarterly cash dividends of $0.0125 per share were declared and paid totaling $2.5. On April 16, 2009 our Board of Directors reduced our quarterly dividend by 90% in light of economic conditions. As a result, we paid one quarterly cash dividend of $0.125 per common share and three quarterly dividends of $0.0125 per common share in 2009 which aggregated to $7.7.

On January 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.1250 per common share, payable on February 24, 2012 to stockholders of record as of February 10, 2012.

In 2011, we repurchased 4,280,000 shares of our common stock at a total cost of $196.1. Approximately $197.9 remained authorized under our stock buyback program as of December 31, 2011, all of which is available from the $200.0 authorization announced on December 8, 2011. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

16. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

We have four reportable business segments: Engineered Materials, In-Process Separation, Additive Technologies, and Coating Resins. The Engineered Materials segment principally includes advanced composites, carbon fiber, structural film and pressure sensitive adhesives, and formulated resins. The In-Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives and specialty additives. The Coating Resins segment includes the following product lines: specialty coating resins, industrial coating resins, and powder coating resins. Included in the specialty coating resins product line are specialty radiation-cured resins (Radcure resins) and waterborne resins. Included in the industrial coating resins product line are Radcure commodities, amino cross-linkers, solventborne resins, and urethane resins. In-Process Separation, Additive Technologies, and Coating Resins are managed under one executive leader and are referred to collectively as Cytec Specialty Chemicals.

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

Following is selected information in relation to our continuing operations for the periods indicated as revised for all periods presented in accordance with our business segment structure:

	Engineered Materials	In-Process Separation	Additive Technologies	Coating Resins	Total Segments
2011
Net sales to external customers	$907.8	$339.5	$276.8	$1,549.0	$3,073.1
Intersegment net sales	0.0	0.0	0.9	0.0	0.9
Total net sales	$907.8	$339.5	$277.7	$1,549.0	$3,074.0
Earnings from operations	$131.7	$69.7	$36.7	$65.1	$303.2
Percentage of sales	14.5%	20.5%	13.2%	4.2%	9.9%
Total assets	$1,030.5	$311.1	$189.1	$1,422.8	$2,953.5
Capital expenditures	$39.9	$17.6	$15.8	$38.8	$112.1
Depreciation and amortization	$27.5	$14.4	$11.0	$82.4	$135.3

2010
Net sales to external customers	$774.1	$292.2	$259.4	$1,422.6	$2,748.3
Intersegment net sales	0.0	0.0	1.1	0.0	1.1
Total net sales	$774.1	$292.2	$260.5	$1,422.6	$2,749.4
Earnings from operations	$115.6	$55.2	$36.9	$68.2	$275.9
Percentage of sales	14.9%	18.9%	14.2%	4.8%	10.0%
Total assets	$918.4	$308.0	$184.7	$1,581.6	$2,992.7
Capital expenditures	$57.4	$9.7	$9.1	$35.9	$112.1
Depreciation and amortization	$22.1	$13.2	$9.1	$76.6	$121.0

2009
Net sales to external customers	$717.5	$265.8	$239.1	$1,206.9	$2,429.3
Intersegment net sales	0.0	0.0	0.8	0.0	0.8
Total net sales	$717.5	$265.8	$239.9	$1,206.9	$2,430.1
Earnings/(loss) from operations	$96.3	$34.6	$11.0	$(3.2)	$138.7
Percentage of sales	13.4%	13.0%	4.6%	-0.3%	5.7%
Total assets	$833.1	$307.3	$205.7	$1,647.2	$2,993.3
Capital expenditures	$128.7	$8.8	$3.0	$27.5	$168.0
Depreciation and amortization	$20.8	$12.9	$10.7	$110.8	$155.2

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

	2011	2010	2009
Net sales:
Net sales from segments	$3,074.0	$2,749.4	$2,430.1
Elimination of intersegment revenue	(0.9)	(1.1)	(0.8)
Total consolidated net sales	$3,073.1	$2,748.3	$2,429.3
Earnings from operations:
Earnings from segments	$303.2	$275.9	$138.7
Corporate unallocated(1)	(30.7)	(42.0)	(123.2)
Total consolidated earnings from operations	$272.5	$233.9	$15.5
Total assets:
Assets from segments	$2,953.5	$2,992.7	$2,993.3
Other assets(2)	583.2	681.2	566.1
Total consolidated assets	$3,536.7	$3,673.9	$3,559.4

(1)	2011 includes net pre-tax charges of $21.6 for restructuring charges primarily related to our Coating Resins segment, benefits of $3.9 primarily related to a favorable adjustment to environmental accruals at a certain European site, a gain on the sale of assets of a certain Latin American subsidiary for $3.3, and accelerated depreciation of $0.7 for the sale of our Stamford facility treated as a financing transaction. 2010 includes a net pre-tax charge of $3.2 for various restructuring initiatives including consolidation and a closure of manufacturing operations in Europe. Also includes a pre-tax charge of $5.5 related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility. 2009 includes a pre-tax charge of $90.2 for various manufacturing and organizational restructuring initiatives across the Specialty Chemical segments and Engineered Materials segment and within corporate operations as well as restructuring charges related to the shared services initiative. 2009 also includes a net loss of $1.4 related to the exit of the polyurethane product line in Europe and Asia.

(2)	At December 31, 2011, 2010, and 2009, this includes cash and cash equivalents at of $415.8, $383.3, and $261.7, respectively, and assets held for sale related to our former Building Block Chemicals segment of $164.4 and $154.3 as of December 31, 2010 and 2009, respectively.

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

	2011	2010	2009
Net Sales
United States	$1,017.4	$906.1	$810.5
Other Americas	276.8	242.1	212.8
Asia / Pacific	562.2	517.6	433.2
Europe, Middle East and Africa	1,216.7	1,082.5	972.8
Total	$3,073.1	$2,748.3	$2,429.3
U.S. exports included in net sales above
Other Americas	$104.6	$86.4	$75.6
Asia / Pacific	52.8	49.7	42.0
Europe, Middle East and Africa	84.2	75.1	71.1
Total	$241.6	$211.2	$188.7
Identifiable assets
United States	$1,215.1	$1,158.8	$1,155.6
Other Americas	150.5	156.6	159.2
Asia / Pacific	307.8	266.5	241.5
Europe, Middle East and Africa	960.2	993.8	1,078.3
Total identifiable assets	2,633.6	2,575.7	2,634.6
Equity in net assets of and advances to associated companies	19.2	19.7	21.5
Unallocated assets(1)	883.9	1,078.5	903.3
Total assets	$3,536.7	$3,673.9	$3,559.4

(1)	At December 31, 2011, 2010, and 2009 this includes cash and cash equivalents at of $415.8, $383.3, and $261.7, respectively, and assets held for sale related to our former Building Block Chemicals segment of $164.4 and $154.3 as of December 31, 2010 and 2009, respectively.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II—Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2012

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited Cytec Industries Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 24, 2012

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)	1Q	2Q	3Q	4Q	Year
2011
Net sales	$766.0	$797.9	$778.4	$730.8	$3,073.1
Gross profit(1)	180.4	201.3	179.3	181.6	742.6
Net earnings attributable to Cytec Industries Inc.	83.2	35.1	47.9	41.6	207.8
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$1.68	$0.71	$0.99	$0.89	$4.29
Diluted net earnings per share(2)	$1.66	$0.70	$0.98	$0.88	$4.24

2010
Net sales	$646.5	$702.1	$700.1	$699.6	$2,748.3
Gross profit(1)	157.8	190.0	167.1	159.5	674.3
Net earnings attributable to Cytec Industries Inc.	24.8	61.8	37.7	48.0	172.3
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$0.51	$1.26	$0.76	$0.97	$3.49
Diluted net earnings per share(2)	$0.50	$1.24	$0.75	$0.95	$3.46

(1)	Gross profit is derived by subtracting manufacturing cost of sales from net sales.

(2)	The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management’s evaluation was based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

Changes in Internal Control

There were no changes in internal controls during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

OTHER INFORMATION

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of February 15, 2012. Each such person serves at the pleasure of our Board of Directors.

Name	Age	Positions
S. D. Fleming	53	Mr. Fleming was elected Chairman of the Board, President and Chief Executive Officer effective January 1, 2009. He previously served as President and Chief Operating Officer since June 27, 2008. Prior thereto, he was President of Cytec Specialty Chemicals since October 2005 and was elected as an officer in September 2004. Mr. Fleming previously served as President of Cytec Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than three years.
D. M. Drillock	54	Mr. Drillock was elected Vice President and Chief Financial Officer in May, 2007. He previously served as Vice President, Controller and Investor Relations for more than five years.
W. N. Avrin	56	Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.
R. Smith	53	Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.
T. P. Wozniak	58	Mr. Wozniak is Treasurer of Cytec and has held this position for more than five years.
F. Aranzana	53	Mr. Aranzana is President of Cytec Specialty Chemicals and an officer since June 2008. Before joining Cytec as part of the UCB acquisition in 2005, he served as Vice President with UCB.
R. Charles	54	Ms. Charles was elected Vice President of Human Resources in March, 2008. Previously, she served as Chief Human Resources Officer of E.I. DuPont Electronic and Communications Technologies Platform, Director of Global People Managing Processes and Director of Global Human Resources, DuPont Nylon since 1998.
W. G. Wood	50	Mr. Wood was elected President of Cytec Engineered Materials in October 2009, and has been an officer since April 2010. He previously served as Business Vice President since 2007 and as Vice President and General Manager—Americas and Asia Pacific since 2002.

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

The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section of our definitive Proxy Statement for our 2012 Annual Meeting of Common Stockholders, to be held on April 19, 2012.

Item 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the “Summary Compensation Table,” the “Grants of Plan-Based Awards,” the “Outstanding Equity Awards at Fiscal Year-End,” the “Option Exercises and Stock Vested,” the “Pension Benefits,” the “Nonqualified Deferred Compensation,” the “Director Compensation Tables,” the “Compensation Discussion and Analysis,” and the “Potential Payments Upon Termination or Change-In-Control” sections of our definitive Proxy Statement for our 2012 Annual Meeting of Common Stockholders, to be held on April 19, 2012.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Cytec Stock Ownership by Directors and Officers” in the 2012 Proxy Statement, and that information is incorporated by reference.

The information required by Item 201 of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2012 Proxy Statement, and that information is incorporated by reference.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of our definitive Proxy Statement for our 2012 Annual Meeting of Common Stockholders, to be held on April 19, 2012.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the “Fees Paid to the Auditors” section of our definitive Proxy Statement for our 2012 Annual Meeting of Common Stockholders, to be held on April 19, 2012.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

(a)(1)	List of Financial Statements:
Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):
Consolidated Balance Sheets as of December 31, 2011, and 2010
Consolidated Statements of Income for the Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	Cytec Industries Inc. and Subsidiaries Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
Schedules, other than “Schedule II-Valuation and Qualifying Accounts,” are omitted because of the absence of the conditions under which they are required or because the information called for are included in the consolidated financial statements or notes thereto.
(a)(3)	Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 1996).
3.1(b)	Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).
3.1(c)	Conformed copy of Cytec’s certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Cytec’s registration statement on Form S-8, registration number 333-45577).
3.2	By-laws, as amended through December 10, 2009 (incorporated by reference to Exhibit 3.1 to Cytec’s current report on Form 8-K, dated December 11, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Cytec’s registration statement on Form 10).
4.2(a)	Indenture, dated as of March 15, 1998 between Cytec and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Cytec’s current report on Form 8-K, dated March 18, 1998).
4.2(b)	Supplemental Indenture, dated as of May 11, 1998 between Cytec and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
4.2(c)	Second Supplemental Indenture, dates as of July 6, 2009, between Cytec and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K dated July 6, 2009).
4.3	4.60% Senior Note due 2013 (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.4	5.50% Senior Note due 2010 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K, dated October 4, 2005).
4.5	6.00% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K, dated October 4, 2005).

4.6	8.95% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K dated July 6, 2009).

Exhibit No.	Description
5.1	Asset Purchase Agreement dated as of January 28, 2011, between Cytec Industries Inc. and Television Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Cytec’s current report on Form 8-K dated February 1, 2011).
10.1	Amended and restated five year credit agreement dated as of June 21, 2011 among Cytec, the initial lenders named therein, Citibank, N.A. as administrative agent, The Royal Bank of Scotland PLC and Wells Fargo Bank, National Association as syndication agents, Credit Agricole Corporate and Investment Bank, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFG, LTD as documentation agents and Citigroup Global Markets Inc, RBS Securities Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint book (incorporated by reference to exhibit 10.1 to Cytec’s current report on Form 8-K dated June 24, 2011).
10.2	Cytec Compensation Taxation Equalization Plan, as restated effective January 31, 2012.
10.2(a)	1993 Stock Award and Incentive Plan, as amended effective as of January 1, 2012.
10.2(b)(i)	Form of Stock Option Grant Letter used for grants to executive officers from January 1, 2009 to December 31, 2009 (incorporated by reference to Exhibit 10.2(b)(i) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).
10.2(b)(ii)	Form of Stock Option Grant Letter used for grants to executives officers residing in Belgium from January 1, 2009 to December 31, 2009 (incorporated by reference to Exhibit 10.2(b)(ii) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).
10.2(c)	Form of Performance Cash Award Grant Letter used for grants to executive officers from January 26, 2011 (incorporated by reference to Exhibit 10.2(c) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).
10.2(d)(i)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 through January 19, 2004 (incorporated by reference to Exhibit 10.12(d)(ii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2001).
10.2(d)(ii)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2004 through February 8, 2006 (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).
10.2(d)(iii)	Form of common stock-settled Stock Appreciation Rights (“SARs”) Award letter used for grants to officers from February 9, 2006 through December 31, 2008 (incorporated by reference to Exhibit 10.2(d)(v) to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(d)(iv)	Form of Performance Cash Award letter used for grants to executive officers from January 30, 2012.
10.2(d)(v)	Form of Restricted Stock Unit Award letter used for grants to executive officers from January 30, 2012.
10.2(d)(vi)	Form of Performance Cash Award letter, as amended, used for grants to officers from January 27, 2010 to December 31, 2010 (incorporated by reference to exhibit 10.2(d)(ix) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(d)(vii)	Form of Restricted Stock Unit Award letter used for grants to executive officers from January 27, 2010 to December 31, 2011 (incorporated by reference to Exhibit 10.1 to Cytec’s current report on Form 8-K dated February 2, 2010).
10.2(d)(viii)	Form of Restricted Stock Award letter (no deferral) used for grants to directors from April 2009 (incorporated by reference to Exhibit 10.2(d)(xi) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(d)(ix)	Form of Restricted Stock Award letter (with deferral) used for grants to directors from April 2009 (incorporated by reference to Exhibit 10.2(d)(xii) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(d)(x)	Form of Stock Option Grant letter used for grants to executive officers from January 27, 2010 to December 31, 2011 (incorporated by reference to Exhibit 10.2 to Cytec’s current report on Form 8-K dated February 2, 2010).
10.2(d)(xi)	Form of Stock Option Grant letter used for grants from January 27, 2010 to December 31, 2011 to executive officers residing in Belgium (incorporated by reference to exhibit 10.2(d)(xiv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description
10.2(d)(xii)	Form of Stock Option Grant letter used for grants to executive officers from January 30, 2012.
10.2(d)(xiii)	Form of Stock Option Grant letter used for grants from January 30, 2012 to executive officers residing in Belgium.
10.2(d)(xiv)	Form of 2010 Executive Claw Back Acknowledgement (incorporated by reference to exhibit 10.2(d)(xv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(e)	Executive Income Continuity Plan, as amended and restated January 31, 2012.
10.2(f)	Key Manager Income Continuity Plan, as amended and restated June 29, 2010 (incorporated by reference to Exhibit 10.2(g) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2010).
10.2(g)	Employee Income Continuity Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(h) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(h)	Cytec Excess Retirement Benefit Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(i) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(i)	Cytec Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(j) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(j)	Cytec Executive Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(k) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(k)	Cytec Compensation Taxation Equalization Plan, as restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(l) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(l)	Cytec Supplemental Savings Plan, as amended and restated effective October 21, 2010 (incorporated by reference to exhibit 10.2(m) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).
10.2(m)	Amended and Restated Trust Agreement effective as of December 15, 1994 between the Cytec and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Cytec’s annual report on Form 10-K for the year ended December 31, 1999).
10.2(n)	Deferred Compensation Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(o) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(o)	Relocation Agreement for Shane Fleming dated December 11, 2005 (incorporated by reference to Exhibit 10.3 to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(p)	Amended Restricted Stock Award Agreement between the Registrant and M. R. Charles dated April 1, 2009 (incorporated by reference to Exhibit 10.2(r) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(q)	Employment Agreement between a subsidiary of the Registrant and Frank Aranzana dated as of July 1, 2008 (incorporated by reference to exhibit 10.2(w) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(r)	AXA Supplemental Plan dated as of March 1, 2008 (incorporated by reference to exhibit 10.2(x) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(s)	Allianz Supplemental Group Insurance for Belgian Employee Graded G20 and above (incorporated by reference to exhibit 10.2(u) to Cytec’s annual report on Form 10-K for the year ended December 31, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24(a-i)	Powers of Attorney of C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., B. C. Johnson, C.P. Lowe, W. P. Powell, T.W. Rabaut, J.R. Satrum, and R. P. Sharpe.
31.1	Certification of Shane Fleming, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of David M. Drillock, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Shane Fleming, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David M. Drillock, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC. (Registrant)

DATE: February 24, 2012	By:	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

DATE: February 24, 2012	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

DATE: February 24, 2012	/s/ David M. Drillock
D. M. Drillock, Vice President,
Chief Financial and Accounting Officer

* C.A. Davis, Director

* A.G. Fernandes, Director

* L. L. Hoynes, Jr., Director	*By:	/s/ R. Smith Attorney-in-Fact

* C. P. Lowe, Director

* B. C. Johnson, Director

* W. P. Powell, Director

* T.W. Rabaut, Director

* J. R. Satrum, Director

* R. P. Sharpe, Director

DATE: February 24, 2012

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009 (in millions)

Description	Balance 12/31/2010	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2011
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$4.2	$0.8	$0.0	$5.0
Deferred tax asset valuation allowance	$22.7	$(1.3)	$0.0	$21.4
Environmental accruals	$104.6	$5.0	$(7.3)[1]	$102.3

1	Comprised of environmental remediation spending of $6.2 and currency exchange of $1.1.

Description	Balance 12/31/2009	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2010
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$5.8	$0.0	$(1.6)[1]	$4.2
Doubtful accounts receivable – discontinued operations	$0.8	$0.0	$(0.8)[1]	$0.0
Deferred tax asset valuation allowance	$39.7	$(17.0)	$0.0	$22.7
Environmental accruals	$105.4	$7.2	$(8.0)[2]	$104.6

1	Principally bad debts written off partially offset by currency exchange.

2	Comprised of environmental remediation spending of $5.9 and currency exchange of $2.1.

Description	Balance 12/31/2008	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)	Balance 12/31/2009
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$5.9	$0.0	$(0.1)[1]	$5.8
Doubtful accounts receivable – discontinued operations	$0.3	$0.5	$(0.0)[1]	$0.8
Deferred tax asset valuation allowance	$35.4	$4.3	$0.0	$39.7
Environmental accruals	$101.1	$5.7	$(1.4)[2]	$105.4

1	Principally bad debts written off partially offset by currency exchange.

2	Comprised of environmental remediation spending of $4.8, currency exchange of $1.6, and a reclassification of environmental related restructuring accrual of $1.8 to environmental accruals.