Form 10-Q
period 2012-03-31
CYTEC INDUSTRIES INC/DE/
filed 2012-04-24
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 45,986,146 shares of common stock outstanding at April 13, 2012.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2012	2011
Net sales	$783.3	$766.0
Manufacturing cost of sales	572.7	585.6
Selling and technical services	55.4	54.7
Research and process development	20.0	19.2
Administrative and general	39.5	32.3
Amortization of acquisition intangibles	9.4	9.5
Gain on sale of assets	0.0	3.3

Earnings from operations	86.3	68.0
Other income (expense), net	1.5	(4.0)
Net loss on early extinguishment of debt	0.0	0.1
Equity in earnings of associated companies	0.2	0.6
Interest expense, net	8.7	9.2

Earnings from continuing operations before income taxes	79.3	55.3
Income tax provision	25.7	15.0

Earnings from continuing operations	53.6	40.3

Earnings from operations of discontinued business, net of tax	0.0	6.8
Gain on sale of discontinued operations, net of tax	0.0	36.8

Earnings from discontinued operations, net of tax	0.0	43.6

Net earnings	53.6	83.9
Less: Net earnings attributable to noncontrolling interests	(0.5)	(0.7)

Net earnings attributable to Cytec Industries Inc.	$53.1	$83.2

Comprehensive income	$88.5	$137.5
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.7)

Comprehensive income attributable to Cytec Industries Inc.	$88.3	$136.8

Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$1.16	$0.80
Discontinued operations	0.00	0.88

	$1.16	$1.68

Diluted earnings per common share
Continuing operations	$1.14	$0.79
Discontinued operations	0.00	0.87

	$1.14	$1.66

Dividends per common share	$0.1250	$0.1250

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$419.7	$415.8
Trade accounts receivable, less allowance for doubtful accounts of $5.0 and $5.0 in 2012 and 2011, respectively	466.9	396.6
Other accounts receivable	42.4	42.5
Inventories	427.6	374.3
Deferred income taxes	40.0	39.4
Other current assets	28.1	19.2

Total current assets	1,424.7	1,287.8

Investment in associated companies	19.9	19.2
Plants, equipment and facilities, at cost	1,982.7	1,939.2
Less: accumulated depreciation	(858.0)	(824.7)

Net plant investment	1,124.7	1,114.5

Acquisition intangibles, net of accumulated amortization of $293.2 and $278.8 in 2012 and 2011, respectively	300.9	303.4
Goodwill	710.8	675.7
Deferred income taxes	20.9	26.6
Other assets	114.0	109.5

Total assets	$3,715.9	$3,536.7

Liabilities
Current liabilities
Accounts payable	$359.0	$281.6
Short-term borrowings	8.0	3.5
Accrued expenses	201.7	214.2
Income taxes payable	28.2	20.8
Deferred income taxes	2.1	1.8

Total current liabilities	599.0	521.9

Long-term debt	637.9	635.9
Pension and other postretirement benefit liabilities	329.1	337.4
Other noncurrent liabilities	282.7	271.1
Deferred income taxes	75.1	77.1
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	0.0	0.0
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,590,043 in 2012 and 49,586,198 in 2011	0.5	0.5
Additional paid-in capital	459.6	461.2
Retained earnings	1,523.7	1,476.4
Accumulated other comprehensive loss	(31.2)	(66.5)
Treasury stock, at cost, 3,632,226 shares in 2012 and 4,077,360 shares in 2011	(164.4)	(185.0)

Total Cytec Industries Inc. stockholders’ equity	1,788.2	1,686.6

Noncontrolling interests	3.9	6.7
Total equity	1,792.1	1,693.3

Total liabilities and stockholders’ equity	$3,715.9	$3,536.7

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

Three months ended March 31,	2012	2011
Cash flows provided by (used in) operating activities
Net earnings	$53.6	$83.9
Earnings from discontinued operations	0.0	(43.6)

Earnings from continuing operations	53.6	40.3

Noncash items included in earnings from continuing operations:
Depreciation	26.2	23.2
Amortization	11.0	11.3
Share-based compensation	3.2	3.9
Deferred income taxes	1.3	2.8
Gain on sale of assets	0.0	(3.3)
Loss on early extinguishment of debt	0.0	0.1
Unrealized gain on derivative instruments	(3.7)	(4.2)
Other	(0.2)	(0.6)
Changes in operating assets and liabilities (excluding effects of acquisition and divestitures):
Trade accounts receivable	(61.3)	(59.6)
Other receivables	(3.1)	(3.7)
Inventories	(46.3)	(49.4)
Other assets	(8.0)	(2.3)
Accounts payable	74.0	114.6
Accrued expenses	(20.6)	(39.1)
Income taxes payable	9.0	4.5
Other liabilities	(2.8)	(17.0)

Net cash provided by operating activities of continuing operations	32.3	21.5
Net cash provided by operating activities of discontinued operations	0.0	5.0

Net cash provided by operating activities	32.3	26.5

Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(23.6)	(26.4)
Acquisition of business, net of cash received	(28.6)	—
Net proceeds received on sale of assets	2.7	3.4

Net cash used in investing activities of continuing operations	(49.5)	(23.0)
Net cash provided by investing activities of discontinued operations	0.0	156.5

Net cash (used in) provided by investing activities	(49.5)	133.5

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	2.0	0.0
Payments on long-term debt	0.0	(1.8)
Change in short-term borrowings, net	4.5	0.3
Cash dividends paid	(8.7)	(9.0)
Proceeds from the exercise of stock options	13.4	3.3
Purchase of treasury stock	0.0	(23.8)
Excess tax benefits from share-based payment arrangements	2.3	0.4
Other	(0.3)	0.0

Net cash provided by (used in) financing activities	13.2	(30.6)

Effect of currency rate changes on cash and cash equivalents	7.9	9.3

Increase in cash and cash equivalents	3.9	138.7

Cash and cash equivalents, beginning of period	415.8	383.3

Cash and cash equivalents, end of period	$419.7	$522.0

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K filed with the SEC on April 19, 2012, related to the Company’s changes in reportable segments. All amounts reported in these financial statements are presented according to the realigned reportable segments, as described in Note 15. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012, we adopted these amendments on a prospective basis and there was no impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which requires entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was subsequently amended by ASU No. 2011-12, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. On January 1, 2012, we adopted the effective portions of ASU No. 2011-05, which are reflected in these financial statements.

3. CHANGE IN DEPRECIATION METHOD

Effective January 1, 2012, we changed our method of depreciation for the majority of our North American fixed assets from straight line composite depreciation to straight line by individual asset.

Historically, we have used the composite depreciation method for the Property, Plant and Equipment at the majority of our North American facilities. Under this method, all similar assets across these locations were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures and sales of assets had significantly reduced our composite asset base, and during 2011, we performed a full physical inventory of fixed assets at our composite locations. As part of this analysis, where appropriate, we made changes to certain asset records in our fixed assets system effective January 1, 2012 to segregate individual assets that had been installed together and had previously been combined into one item. We also reviewed the estimated useful lives of our assets at this more specific level.

We believe that the straight line depreciation method for individual assets is preferable to the composite method because it is a more precise method of allocating historical cost and will result in a consistent depreciation policy for all of our locations.

As a result, the useful lives of our assets are now generally estimated to range from 5 to 30 years for equipment and from 10 to 38 years for buildings. This change in the method of depreciation is considered a change in accounting estimate inseparable from a change in accounting principle, and will result in changes to our depreciation expense prospectively.

For the three months ended March 31, 2012, the changes described above resulted in an increase over our historical depreciation expense of approximately $1.4 before taxes, or approximately $0.9 after taxes, which represents a decrease of $0.02 to our basic and diluted earnings per share for the period.

4. ACQUISITIONS

Acquisition of manufacturing assets of Star Orechem International Private Limited

On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction for a total 1,848.2 Indian Rupees, or $36.1 at the March 30, 2012 exchange rate. The amount is subject to normal and customary adjustments. The acquisition will increase our global capacity for our Metal Extraction Product line of our In-Process Separation segment by approximately 25%, and provides the ability to further expand production at the site. The results of operations of the acquired business will be included in our In-Process Separation segment in future periods. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

We have preliminarily allocated the purchase price to the following separately identifiable assets acquired and liabilities assumed as of March 30, 2012:

(In millions)
Inventories	$2.0
Other current assets	1.0
Plants, equipment and facility	6.0
Identifiable intangibles	1.2
Goodwill	26.8
Other, net	(0.9)

Total purchase price	$36.1

The preliminary goodwill recognized is largely attributable to the capacity and potential for future strategic growth. None of the goodwill recognized is expected to be deductible for income tax purposes. Approximately $7.5 of the purchase price was withheld at closing, to be paid upon achievement of certain capacity expansion milestones, resulting in net cash paid in the first quarter of 2012 of $28.6.

The preliminary amount allocated to Intangibles represents the fair value of non-compete agreements, which were determined based on an independent appraisal. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.

There were no revenues or earnings included in our consolidated statement of income for the three months ending March 31, 2012.

5. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued operations

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received initially from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. For the three months ended March 31, 2011, we recorded an after-tax gain on the sale of $36.8, which is included in Gain on sale of discontinued operations, net of tax in the accompanying consolidated statements of income. The gain on sale was adjusted later in 2011 to $34.6 for the final working capital adjustment on the sale.

The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented.

The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
Net sales	$0.0	$96.2

Earnings from operations of discontinued business before income taxes	$0.0	$10.0
Income tax expense	0.0	(3.2)
Gain on sale of discontinued operations	0.0	58.8
Income tax expense on gain on sale	0.0	(22.0)

Earnings from discontinued operations, net of tax	$0.0	$43.6

Other divestitures

During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Gain on sale of assets in the accompanying statements of income.

In the fourth quarter of 2010, we entered into an agreement to sell our site in San Fernando, Spain, to the local municipality for €13.5 (approximately $18.0 using the exchange rate as of March 31, 2012). We ceased operations at the facilities in the first quarter of 2011, and are cleaning and preparing the site and land, which we expect to transfer to the municipality in mid-2012. We are receiving proceeds from the sale of the land in installments. The first installment of €4.0 (approximately $5.5) was received in the fourth quarter of 2011, and the second installment of €2.1 (approximately $2.7) was received in the first quarter of 2012. The remaining installments are expected during 2012. Any potential gain from the sale of the land will be deferred until our continuing involvement in environmental remediation is complete, projected to be in 2012.

6. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses.

Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three months ended March 31,
	2012	2011
Manufacturing cost of sales	$1.2	$(0.1)
Selling and technical services	1.6	0.0
Research and process development	0.4	(0.4)
Administrative and general	0.1	(0.2)

Total	$3.3	$(0.7)

Details of our 2012 restructuring initiatives are as follows:

In the first quarter of 2012, we reviewed the efficiency of our manufacturing plants in our Coatings Resins segment following reviews of their operating performance. Based on these reviews, we identified opportunities to improve operating efficiency and launched restructuring initiatives that resulted in restructuring charges of $3.5 related to the severance of 23 positions. The remaining reserve of $3.5 as of March 31, 2012 related to the accrual is expected to be paid by the end of 2012.

Details of our 2011 restructuring initiatives are as follows:

In July 2011, we approved plans to discontinue production at our leased powder polyester resins facility in Suzano, Brazil. These plans resulted in a restructuring charge of $9.4 in 2011, of which $1.7 related to the severance of 27 positions, $4.0 related to asset write-offs, and $3.7 related to decommissioning activities and lease termination costs, all of which related to our Coating Resins segment. The plant has ceased operations and decommissioning is expected to be completed in the second quarter of 2012. We are also pursuing a sale of the manufacturing assets located at the facility.

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

In the first quarter of 2012, we recorded net favorable adjustments of $0.1 related to these initiatives. The remaining reserve of $3.2 at March 31, 2012 for the above initiatives is expected to be paid through the end of 2012.

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

The remaining reserve of $2.3 at March 31, 2012 for our 2010 restructuring initiatives is expected to be paid through the end of 2012.

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

In 2009, we launched restructuring initiatives at several of our In-Process Separation, Additive Technologies, and Coating Resins manufacturing locations, which resulted in restructuring charges totaling $71.2 of which $41.2 was associated with severance and other employee benefits and $30.0 was associated with asset write-downs and accelerated depreciation. The manufacturing locations impacted by these initiatives included:

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

The above manufacturing restructuring initiatives included the elimination of 374 positions. During 2010 we recorded a net favorable adjustment of $0.9.

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $3.6 of restructuring expenses for severance and employee benefits related to the elimination of 230 positions; during 2010 we recorded a net favorable adjustment of $0.5.

We launched several initiatives throughout 2009 in our In-Process Separation, Additive Technologies, and Coating Resins segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $17.1 of charges related to severance and employee benefits associated with the elimination of 388 positions; during 2010 we recorded net favorable adjustments of $2.4.

During 2011, we recorded net favorable adjustments of $0.5 related to our 2009 restructuring initiatives. For the three months ended March 31, 2012, we recorded net favorable adjustments of $0.1. All of the aforementioned initiatives were substantially complete.

The remaining reserve at March 31, 2012 of $0.7 relating to 2009 restructuring initiatives is expected to be paid through 2014.

Restructuring Initiatives:	2009		2010	2011		2012	Total
Balance December 31, 2010	$10.7		$8.7	0.0		0.0	$19.4

2011 charges (credits)	(0.5)		2.4	19.7		0.0	21.6
Non-cash items	0.0		0.0	(3.8	)(2)	0.0	(3.8)
Cash payments	(9.1	)(1)	(8.3)	(10.4)		0.0	(27.8)
Currency translation adjustments	0.2		0.1	(1.4)		0.0	(1.1)

Balance December 31, 2011	$1.3		$2.9	$4.1		$0.0	$8.3

First quarter charges (credits)	(0.1)		0.0	(0.1)		3.5	3.3
Non-cash items	0.0		0.0	0.0		0.0	0.0
Cash payments	(0.5)		(0.7)	(0.9)		0.0	(2.1)
Currency translation adjustments	0.0		0.1	0.1		0.0	0.2

Balance March 31, 2012	$0.7		$2.3	$3.2		$3.5	$9.7

(1)	Includes a $5.4 payment to an insurance company to transfer a long term severance liability.
(2)	Includes a $4.0 charge for the write-off of plant assets at our manufacturing facility in Brazil; offset by reversals of certain asset retirement obligations.

7. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the three months ended March 31, 2012 and 2011 are noted in the following table:

Three months ended March 31,	2012	2011
Expected life (years)	6.2	6.2
Expected volatility	41.86%	40.0%
Expected dividend yield	1.01%	1.04%
Risk-free interest rate	2.11%	3.36%
Weighted-average fair value per option	$19.91	$20.83

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

Stock Award and Incentive Plan

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2012, there were approximately 6,600,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,800,000 shares reserved for issuance for all outstanding share-based compensation grants. On April 19, 2012, our shareholders approved an amendment to the 1993 Plan to increase the shares issuable under the plan by 2,000,000 shares.

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

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2012 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,305,399	$42.71
Granted	470,809	50.33
Exercised	(479,756)	32.48
Forfeited	(30,076)	41.91

Outstanding at March 31, 2012	3,266,376	$45.33	6.2	$50.5

Exercisable at March 31, 2012	2,398,829	$44.19	5.1	$39.8

During the three months ended March 31, 2012, we granted 470,809 stock options. The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2012 and 2011 was $19.91 and $20.83 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.1 and $1.9 during the three months ended March 31, 2012 and 2011, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2012 and 2011 was $12.1 and $3.0, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the three months ended March 31, 2012 and 2011 was $6.5 and $6.6, respectively.

As of March 31, 2012, there was $13.5 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.4 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $3.0 and $1.1, for the three months ended March 31, 2012 and 2011, respectively. Cash received from stock options exercised was $13.4 and $3.3 for the three months ended March 31, 2012 and 2011, respectively.

Cash-settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended March 31, 2012 and 2011 was $0.2 and less than $0.1, respectively. The total amount of pre-tax expense (income) recognized for cash-settled SARS was $0.9 and $(0.3) for the three months ended March 31, 2012 and 2011, respectively. The liability related to our cash-settled SARS was $2.0 at March 31, 2012 and $1.3 at December 31, 2011.

Non-vested stock, non-vested stock units and performance stock

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2012 and 2011. During 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which related to the 2010 performance period. Of these awards, 8,092 vested for which we recorded an expense of $0.4 in 2010. The shares were distributed in January 2011.

A summary of non-vested stock and non-vested stock units for the three months ended March 31, 2012 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2012	180,930	$40.40
Granted	67,139	48.82
Vested	0	0.00
Forfeited	(1,628)	46.75

Nonvested at March 31, 2012	246,441	$42.66

During the three months ended March 31, 2012, we granted 67,139 non-vested stock units to employees, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock and non-vested stock units on the date of grant was $48.82 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock, non-vested stock units and performance stock was $0.9 and $0.6 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $5.3 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of March 31, 2012 and December 31, 2011 was approximately $0.5 and $0.3, respectively.

As of March 31, 2012 and December 31, 2011, our additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $74.0 and $71.7, respectively.

8. EARNINGS PER SHARE (EPS)

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands, except net earnings in millions and per share amounts):

Three months ended March 31:	2012	2011
Numerator:
Earnings from continuing operations	$53.1	$39.6
Earnings from discontinued operations, net of tax	0.0	43.6

Net earnings attributable to Cytec Industries Inc.	$53.1	$83.2

Denominator:
Weighted average shares outstanding	45,961	49,622
Effect of dilutive shares:
Options and stock-settled SARS	548	562
Non-vested shares and units	121	76

Diluted average shares outstanding	46,630	50,260

Basic earnings per common share:
Earnings from continuing operations	$1.16	$0.80
Earnings from discontinued operations	0.00	0.88

Net earnings per common share attributable to Cytec Industries Inc.	$1.16	$1.68

Diluted earnings per common share:
Earnings from continuing operations	$1.14	$0.79
Earnings from discontinued operations	0.00	0.87

Net earnings per common share attributable to Cytec Industries Inc.	$1.14	$1.66

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Three months ended March 31,	2012	2011
Options	549	433
Stock-settled SARS	367	421
Non-vested shares/units	0	0

Total	916	854

9. INVENTORIES

Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Finished goods	$276.4	$242.7
Work in progress	34.8	32.8
Raw materials and supplies	116.4	98.8

Total inventories	$427.6	$374.3

10. DEBT

Long-term debt consisted of the following:

	March 31, 2012		December 31, 2011
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$0.0	$0.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.4	135.2	135.4
6.0% Notes Due October 1, 2015	250.0	249.8	250.0	249.8
8.95% Notes Due July 1, 2017	250.0	249.5	250.0	249.5
Other	3.2	3.2	1.2	1.2

Long-term Debt, Total	$638.4	$637.9	$636.4	$635.9

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

There were no borrowings outstanding under the $400.0 unsecured five-year revolving credit facility at March 31, 2012. We continue to be required to comply with certain customary financial covenants under the Agreement: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

At March 31, 2012 and December 31, 2011, the fair value of our long-term debt was $733.8 and $715.4, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 17. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.83% and 6.86% as of March 31, 2012 and 2011, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2012 and 2011 was 0.78% and 1.10%, respectively.

11. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of March 31, 2012 and December 31, 2011, the aggregate environmental related accruals were $104.5 and $102.3, respectively, of which $10.0 is included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended March 31, 2012 and 2011 was $0.9 and $1.2, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the three months ended March 31, 2012, based on additional information generated by site evaluations, we increased our environmental related accruals by $2.2, primarily related to an active site in the U.S., to revise projected remediation costs based on updated information.

Our environmental related accruals can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, changes in the apportionment of costs among responsible parties and other actions by governmental agencies, or private parties or if we are named in a new matter and determine that an accrual needs to be provided, or if we determine that we are not liable and no longer require an accrual.

A further discussion of environmental matters can be found in Note 11 of the Notes to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.

As of March 31, 2012 and December 31, 2011, the aggregate self-insured and insured contingent liability was $52.5 and $53.7, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $22.1 at March 31, 2012 and $22.1 at December 31, 2011. The asbestos liability included in the above amounts at March 31, 2012 and December 31, 2011 was $41.9 and $42.4, respectively, and the insurance receivable related to the liability as well as claims for past payments was $21.7 at March 31, 2012 and $21.8 at December 31, 2011. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Three months ended March 31, 2012	Year ended December 31, 2011
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	0	(100)
Number of claimants associated with claims opened during period	0	100

Number of claimants at end of period	8,000	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

Our asbestos related contingent liabilities and related insurance receivables are based on an actuarial study performed by a third party. This study is based on, among other things, the incidence and nature of historical claims data, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type The study is updated every three years. Our last study was prepared during the third quarter of 2009, based on experience through June 30, 2009. We expect the next study will be prepared during the third quarter of 2012.

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

Lead Pigment

Over the past 15 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in architectural paint. Eight cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant.

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

In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future. In July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I. DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case, together with our non-existent or diminutive market share, reinforces our belief that we have no liability in any of the eight Wisconsin cases, and accordingly, we have not recorded a loss contingency.

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

A further discussion of other contingencies can be found in Note 11 of Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Commitments

We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our

15

business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2011 are set forth in Note 11 of Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

12. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended
	March 31,
	2012	2011
Net earnings	$53.6	$83.9
Other comprehensive income:
Accumulated pension liability, net of tax	4.5	7.7
Unrealized gains on cash flow hedges, net of tax	0.1	0.6
Foreign currency translation adjustments	30.3	45.3

Comprehensive income	$88.5	$137.5

Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.7)

Comprehensive income attributable to Cytec Industries Inc.	$88.3	$136.8

13. INCOME TAXES

The effective tax rate for the three months ended March 31, 2012 was a tax provision of 32.4% ($25.7) compared to 27.1% ($15.0) for the three months ended March 31, 2011. For the three months ended March 31, 2011, the rate was favorably impacted by discrete tax benefits of $2.3 attributable to several international tax matters.

As of March 31, 2012, the amount of gross unrecognized tax benefits is $37.8 (excluding interest) of which $21.7 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2011 was $35.5 (excluding interest) of which $19.6 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $6.7 as of December 31, 2011, which increased an additional $0.2 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $6.9 as of March 31, 2012.

14. OTHER FINANCIAL INFORMATION

Dividends

On January 31, 2012, our Board of Directors declared a $0.125 per common share cash dividend, payable on February 24, 2012 to stockholders of record as of February 10, 2012. Cash dividends paid in the first quarter of 2012 and 2011 were $8.7 and $9.0, respectively. Dividends paid in the first three months of 2012 and 2011 include $3.0 and $2.8, respectively, paid by a majority owned subsidiary to its minority shareholder. On April 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2012 to shareholders of record as of May 10, 2012.

Income taxes paid

Income taxes paid for the three months ended March 31, 2012 and 2011 were $16.6 and $14.9, respectively.

Interest

Interest paid for the three months ended March 31, 2012 and 2011 was $14.3 and $14.5, respectively. Interest income for the three months ended March 31, 2012 and 2011 was $1.2 and $0.4, respectively.

Stock repurchases

In the first quarter of 2011, we repurchased 440,000 shares of our common stock at a total cost of $23.8. There were no repurchases in the first quarter of 2012. Approximately $197.9 remained authorized under our stock buyback program as of March 31, 2012. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-

based compensation plans and other corporate purposes.

15. SEGMENT INFORMATION

Segment Realignment

In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins Segment, along with the pressure sensitive adhesives (“PSA”) product line and certain Methyl Acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which previously were included in our Engineered Materials and Additive Technologies segments, respectively, became part of our Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we also moved the formulated resins business out of the Engineered Materials segment into the Additive Technologies segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable portfolio in the future that will drive earnings growth and a better return on our assets.

As discussed in Note 4, the former Building Block Chemicals segment is reported as discontinued operations for all periods presented. Summarized segment information for our four segments for the three months ended March 31 is as follows:

	Three months ended March 31,
	2012	2011
Net Sales:
Engineered Materials	$218.7	$187.1
In Process Separation	91.6	78.4
Additive Technologies
Sales to external customers	67.7	70.3
Intersegment sales	0.2	0.3
Coating Resins	405.3	430.2

Net sales from segments	783.5	766.3
Elimination of intersegment revenue	(0.2)	(0.3)

Total consolidated net sales	$783.3	$766.0

	Three months ended March 31,
		% of		% of
	2012	Sales	2011	Sales
Earnings from operations:
Engineered Materials	$45.0	21%	$25.1	13%
In Process Separation	22.9	25%	16.4	21%
Additive Technologies	6.4	9%	8.4	12%
Coating Resins	28.8	7%	20.0	5%

Earnings from segments	103.1	13%	69.9	9%
Corporate and unallocated, net (1)	(16.8)		(1.9)

Total earnings from operations	$86.3	11%	$68.0	9%

(1)	For the three months ended March 31, 2012, corporate and unallocated includes net pre-tax charges of $6.2 related to costs incurred for our evaluation of separating the Coatings Resins segment operations, restructuring charges of $3.3 related to our Coating Resins segment, and accelerated depreciation of $0.7 for the sale of our Stamford facility treated as a financing transaction. For the three months ended March 31, 2011, corporate and unallocated includes a net pre-tax credit of $0.7 related to a net favorable adjustment of previously recorded restructuring liabilities and a gain on the sale of assets of a certain Latin American subsidiary for $3.3. Corporate and unallocated also included costs previously allocated to the operations of our discontinued Building Block Chemicals segment of $1.0 for three months ended March 31, 2011.

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Engineered Materials	In-Process Separation	Additive Technologies	Coating Resins	Total
Balance, December 31, 2011:
Goodwill	234.0	52.7	27.8	726.0	1,040.5
Accumulated impairment charges	0.0	0.0	0.0	(364.8)	(364.8)

	234.0	52.7	27.8	361.2	675.7

2012 Acquisition	0.0	26.8	0.0	0.0	26.8
Currency exchange:
Goodwill	0.2	1.1	0.0	14.1	15.4
Accumulated impairment charges	0.0	0.0	0.0	(7.1)	(7.1)

	0.2	27.9	0.0	7.0	35.1

Balance, March 31, 2012:
Goodwill	234.2	80.6	27.8	740.1	1,082.7
Accumulated impairment charges	0.0	0.0	0.0	(371.9)	(371.9)

	234.2	80.6	27.8	368.2	710.8

In conjunction with our segment realignment discussed in Note 15, we completed our goodwill impairment test in the first quarter of 2012 and concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2012	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Technology-based	16.2	$55.8	$54.7	$(40.7)	$(39.0)	$15.1	$15.7
Marketing-related	< 2.0	1.9	1.9	(1.9)	(1.9)	0.0	0.0
Marketing-related	15.3	65.1	63.0	(34.9)	(33.2)	30.2	29.8
Marketing-related	40	44.3	43.0	(6.4)	(5.9)	37.9	37.1
Customer-related	15	427.0	419.6	(209.3)	(198.8)	217.7	220.8

Total		$594.1	$582.2	$(293.2)	$(278.8)	$300.9	$303.4

Amortization of acquisition intangibles for the three months ended March 31, 2012 and 2011 was $9.4 and $9.5, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2012 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2012	2013	2014	2015	2016	2017
Intangibles Amortization Expense	$38.5	$37.8	$37.5	$36.9	$31.5	$30.4

17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other income (expense), net.

At March 31, 2012, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $271.3. Of this total, $206.4 was attributed to the exposure in forward selling/purchase of USD. The remaining $64.9 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net favorable (unfavorable) fair values of currency contracts, based on forward exchange rates at March 31, 2012 and December 31, 2011 were $1.2 and $(2.4), respectively.

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

As of March 31, 2012 and December 31, 2011, the notional amount of the forward contracts designated as a cash flow hedge was approximately $2.0 and $4.2, respectively, and the unrealized loss as of March 31, 2012 and December 31, 2011 was approximately $0.0 and $0.1, respectively. The remaining contract will settle in the third quarter of 2012. There was no hedge ineffectiveness for the contracts in 2012.

Cross Currency Swaps

We have used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary).

The swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that resulted from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. Since the loans and underlying investment are denominated in Euros, we have foreign exchange exposure to the Euro/USD exchange rate changes. We hedge these foreign exchange exposures by using cross currency swaps with notional amounts of €207.9 ($250.0), which will settle on October 1, 2015 (“ten year swaps”). At the initial principal exchange, we paid $250.0 and received €207.9 from counterparties. At the final exchange of the ten year swaps on October 1, 2015, we will pay €207.9 and receive $250.0. The swaps have fixed interest rates on both legs. We pay 4.52% interest per annum on the Euro notional amount and we receive 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincide with the Euro loans.

The swaps fixed the USD equivalent cash flows of the Euro loans and eliminated foreign exchange variability, since the notional amounts of the swaps equaled that of the loans, and all cash flow dates and interest rates coincided between the swaps and the loans; therefore no ineffectiveness was expected or occurred.

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

At March 31, 2012, the unfavorable fair value of the ten year cross currency swaps was $19.7. At December 31, 2011, the unfavorable fair value of the ten year cross currency swaps was $13.2.

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. From time to time and through June 2011, as set forth in Note 6 of Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K, we have used natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities.

In conjunction with the divestiture of the former Building Block Chemicals segment in the first quarter of 2011, we terminated our natural gas hedge contracts and, since June 2011, we have not held any natural gas forwards.

At March 31, 2012, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2012, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Cross currency swaps (1)	Other current assets	$0.7	Other current assets	$0.3	Other noncurrent liabilities	$20.4	Other noncurrent liabilities	$13.5

Foreign currency forwards							Accrued expenses	0.1

Total derivatives designated as hedging instruments:		$0.7		$0.3		$20.4		$13.6

Derivatives not designated as hedging instruments:

Foreign currency forwards	Other current assets	2.3	Other current assets	0.3	Accrued expenses	1.1	Accrued expenses	2.7

Total derivatives not designated as hedging instruments:		$2.3		$0.3		$1.1		$2.7

Total derivatives		$3.0		$0.6		$21.5		$16.3

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three months ended March 31, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Natural gas forwards	$0.0	$0.2	Manufacturing cost of sales	$0.0	$(1.9)	Other expense, net	$0.0	$0.0
Cross currency swaps (1)	0.0	0.0	Other expense, net	0.0	0.0		0.0	0.0
Foreign currency forwards	0.0	0.0		0.0	0.0		0.0	0.0

Total	$0.0	$0.2		$0.0	$(1.9)		$0.0	$0.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Cross currency swaps (1)	$(4.0)	$(6.4)		$0.0	$0.0		$0.0	$0.0

(1)	Ten year swap

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three months ended March 31, 2012 and 2011:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended March 31,
		2012	2011
Foreign currency forwards	Other expense, net	$5.4	$3.8

Total		$5.4	$3.8

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

All of our derivatives are valued based on Level 2 inputs. Our currency forwards are valued based on readily available published indices for commodity prices and currency exchange rates. Our cross currency swaps are valued using an income approach based on industry-standard techniques. This model includes a discounted cash flow analysis that nets the discounted future cash receipts and the discounted expected cash payments resulting from the swap. The analysis is based on the contractual terms of the swaps including the period to maturity and observable market-based inputs that include time value, interest rate curves, foreign exchange rates, implied volatilities, as well as other relevant economic measures. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at March 31, 2012 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$1.2
Cross currency swaps	(19.7)

Total	$(18.5)

As of March 31, 2012, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the three months ended March 31, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

18. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three months ended March 31,	2012	2011	2012	2011
Service cost	$2.3	$2.4	$0.3	$0.3
Interest cost	11.6	12.3	2.3	2.8
Expected return on plan assets	(13.0)	(13.1)	(0.5)	(0.7)
Net amortization	6.7	5.0	0.5	(1.8)
Curtailment loss (gain) (1)	0.0	0.1	0.0	(1.1)

Net periodic cost	$7.6	$6.7	$2.6	$(0.5)

(1)	Net curtailment gain of $1.0 resulted from the sale of the Building Block Chemicals segment in the first quarter of 2011, and is included in gain on sale of discontinued operations, net of tax in the consolidated statements of income.

We disclosed in our 2011 Annual Report on Form 10-K that we expected to contribute $40.7 and $11.2, respectively, to our pension and postretirement plans in 2012. Through March 31, 2012, $9.8 and $3.8 in contributions were made to our pension and postretirement plans, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans for the three months ended March 31, 2012 and 2011 were $8.0 and $9.1, respectively.

19. SUBSEQUENT EVENT

On April 12, 2012, we announced our firm intention to acquire all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of advanced composite materials, in an all-cash transaction valued at approximately £274.3 ($439.0 assuming a 1.60 exchange rate). In April 2012, we drew down $210.0 from our existing revolving credit facility for the purposes of funding the transaction.

The acquisition is to be effected by way of a scheme of arrangement under UK law which requires the approval of a UK court and approval of a majority of Umeco’s shareholders in number present in person or by proxy at the Court meeting representing at least 75% of the votes cast. The scheme is also subject to receipt of certain regulatory approvals and other customary conditions. The transaction is expected to close in the third quarter of 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

Overview

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

We report net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported, which is consistent with management’s view of the business. North America consists of the United States and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.

Commitment to acquire Umeco plc

On April 12, 2012, we announced our firm intention to acquire all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of advanced composite materials, in an all-cash transaction valued at approximately £274.3 ($439.0 based on a 1.60 exchange rate) to enhance our Engineered Materials segment. In April 2012, we drew down $210.0 from our existing revolving credit facility for the purposes of funding the transaction. The board of directors of Umeco intends to unanimously recommend the transaction to Umeco shareholders. We believe the acquisition of Umeco will allow us to further enhance and leverage our position as a technology leader in advanced composite materials. The transaction will expand our presence in both aerospace and industrial applications, an area where we see excellent opportunities for growth and value creation. The acquisition is to be effected by way of a scheme of arrangement under UK law which requires the approval of a UK court and approval of a majority of Umeco’s shareholders in number present in person or by proxy at the Court meeting representing at least 75% of the votes cast. The scheme is also subject to receipt of certain regulatory approvals and other customary conditions. The transaction is expected to close in the third quarter of 2012.

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

Segment Realignment

We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with operational changes. Our latest strategic review of our operations resulted in business segment changes that became effective January 1, 2012. In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins segment, along with the pressure sensitive adhesives (“PSA”) product line and certain Methyl Acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which were previously included in our Engineered Materials and Additive Technologies segments, respectively, became a part of the Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we moved the formulated resins business out of the Engineered Materials Segment into the Additive Technologies Segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable portfolio in the future that will drive earnings growth and a better return on our assets.

We have four reportable business segments: Engineered Materials, In-Process Separation, Additive Technologies, and Coating Resins. The Engineered Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The In-Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins. The Coating Resins segment includes the following product lines: radiation-cured resins (Radcure resins), liquid resins and additives (including waterborne resins, solventborne resins, and urethane resins), powder coating resins, amino cross linkers and pressure sensitive adhesives.

Selling price changes and raw material cost changes year on year are an important factor in profitability especially in years of high volatility. Global oil and natural gas costs in certain countries are highly volatile and many of our raw materials are derived from these two commodities. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. Higher global demand levels and, occasionally, lack of adequate forecasting by customers, result in a lack of adequate capacity to meet the demand. In addition, occasional operating difficulties at suppliers have limited availability of certain of our raw materials.

Quarter Ended March 31, 2012, Compared With Quarter Ended March 31, 2011

Consolidated Results

Net sales for the first quarter of 2012 were $783.3 compared with $766.0 for the first quarter of 2011. Overall, net sales increased 2%, which was primarily attributable to price increases of 5%, offset by volume decreases of 2%. The changes in exchange rates negatively impacted net sales by 1%. Engineered Materials net sales increased by 17%, primarily due to increased volumes. In-Process Separation sales also increased 17%, due to higher selling prices and increased volumes. Additive Technologies net sales decreased 4% due to lower volumes, which were partially offset by price increases. Coating Resins net sales decreased 6%, due mostly to lower volumes partially offset by price increases.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $572.7, or 73.1%, of net sales in the first quarter of 2012, compared with $585.6, or 76.5%, of sales in the first quarter of 2011. Total manufacturing costs decreased by $12.9 due mostly to $13.2 of lower costs from lower volumes in the Coating Resins and Additive Technologies segments. The impact of foreign exchange rate changes decreased costs by $8.5, fixed cost absorption was favorable by $4.0, and freight costs were lower by $1.2. These lower costs were partially offset by higher period costs of $12.3, higher restructuring costs of $1.3, and increased raw material costs of $0.4. Approximately $1.3 of restructuring costs was included in cost of sales in 2012 for our operations performance initiatives in our Coating Resins segment, compared to a $0.1 credit to previous restructuring charges in the first quarter of 2011.

Selling and technical services expenses were $55.4 in the first quarter of 2012 versus $54.7 in the first quarter of 2011. Research and process development expenses were $20.0 versus $19.2 in the prior year. Administrative and general expenses were $39.5 versus $32.3 in the prior year. Overall operating expenses increased $8.7, from $106.2 in 2011 to $114.9 in the first quarter of 2012, primarily due to higher consulting fees in 2012 of $6.2 related to the potential separation of the Coating Resins segment, higher costs for increased personnel to support our growth businesses, accelerated depreciation related to the sale of our Stamford research labs treated as a financing transaction, general wage inflation, and higher restructuring costs. These increases were offset by benefits from the 2011 restructuring activities in Coating Resins and a favorable impact from changes in exchange rates of $1.3.

In the first quarter of 2011 we completed the sale of a former manufacturing site in Bogota, Colombia and recorded a $3.3 gain on sale of assets.

Amortization of acquisition intangibles was $9.4 and $9.5 in the first quarter of 2012 and 2011, respectively.

Other income (expense), net was income of $1.5 in the first quarter of 2012 compared with expenses of $4.0 in the first quarter of 2011. In the first quarter of 2011, we recorded net environmental charges of $3.6, primarily related to an increase in environmental liability at a specific inactive site related to new remedial design requirements agreed with the relevant authority.

In the first quarter of 2011, we recorded a $0.1 loss on early extinguishment of debt.

Interest expense, net was $8.7 in the first quarter of 2012 compared with $9.2 in the prior year. The decrease of $0.5 is primarily due to higher interest income.

The effective tax rate for the three months ended March 31, 2012 was a tax provision of 32.4% ($25.7) compared to 27.1% ($15.0) for the three months ended March 31, 2011. For the three months ended March 31, 2011, the rate was favorably impacted by discrete tax benefits of $2.3 attributable to several international tax matters.

Earnings from discontinued operations, net of tax, was $43.6 in 2011 and reflect the results of our former Building Block Chemicals segment. The results in the first quarter of 2011 include the net after tax gain of $36.8 resulting from the completion of the sale in the first quarter of 2011. The net after tax gain was later adjusted during 2011 to $34.6.

Net earnings for the first quarter of 2012 was $53.1 ($1.14 per diluted share), a $30.1 decrease from the net earnings of $83.2 ($1.66 per diluted share) in the same period in 2011. Included in 2011 is net earnings from discontinued operations of our former Building Block segment of $43.6, including the after-tax gain from the sale of the segment of $36.8. First quarter 2012 net earnings from continuing operations increased $13.5 from the $39.6 ($0.79 per diluted share) reported for the same period in 2011. Included in the first quarter of 2012 were after-tax charges of $3.9 related to costs incurred for our evaluation of separating the Coatings Resins

Segment operations, restructuring charges of $2.4 related to our Coating Resins segment, and accelerated depreciation of $0.4 related to the sale of our Stamford facility treated as a financing transaction. Included in the first quarter of 2011 was $0.5 of after-tax benefits primarily related to changes to previously recorded restructuring costs, the $2.0 after-tax impact of the previously discussed change in an inactive site’s environment accrual, and the after-tax gain of $2.0 on the sale of the former manufacturing site in Bogota, Colombia.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Engineered Materials

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$138.8	$119.9	16%	3%	13%	0%
Latin America (1)	0.8	0.5	—	—	—	—
Asia/Pacific	14.3	9.1	57%	3%	54%	0%
Europe/Middle East/Africa	64.8	57.6	13%	4%	9%	0%

Total	$218.7	$187.1	17%	3%	14%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 17%, primarily due to increased selling volumes of 14%. The higher selling volumes in the first quarter of 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases across the military, civil rotorcraft and certain segments within the business and regional jet market. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $45.0, or 21% of sales in 2012, compared with $25.1, or 13% of sales in 2011. The $19.9 increase in earnings was generated by increased marginal income due to higher selling volumes of $14.7, increased selling prices of $6.4, increased fixed cost absorption of $5.0 due to increased production levels, and $2.3 of other cost reductions which include improvements in reducing manufacturing waste. These positive impacts to earnings were partially offset by higher manufacturing and freight costs of $7.4 due to increased spending to meet increased production demands, and $1.8 of higher operating expenses due to continued investments in technology in support of new growth programs, wage inflation and increased benefit costs.

In-Process Separation

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$25.3	$23.7	7%	14%	-7%	0%
Latin America	30.8	26.1	18%	7%	11%	0%
Asia/Pacific	21.0	17.8	19%	6%	10%	3%
Europe/Middle East/Africa	14.5	10.8	34%	7%	27%	0%

Total	$91.6	$78.4	17%	9%	8%	0%

Net sales were up 17%, primarily due to higher selling prices of 9% and higher volumes of 8%. The volume increase reflects strong demand for mining products in the alumina and nickel cobalt markets. Selling prices increased across all product lines to offset higher raw material costs.

Earnings from operations were $22.9, or 25% of sales in 2012, compared with $16.4, or 21% of sales in 2011. The $6.5 increase in earnings is principally due to higher selling prices of $7.2, higher selling volumes of $3.5, a favorable impact from changes in exchange rates of $0.9, and net favorable fixed cost absorption of $0.7 on higher production levels. This is partially offset by higher operating expenses of $2.0 due to increased headcount to accelerate growth, higher raw material cost $1.1, higher freight and warehousing cost $1.1 on increased volumes, and additional period costs of $1.5 due to higher plant maintenance activities.

Additive Technologies

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency

North America	$31.8	$29.0	10%	6%	4%	0%
Latin America	5.4	6.0	-10%	8%	-16%	-2%
Asia/Pacific	15.9	16.1	-2%	2%	-5%	1%
Europe/Middle East/Africa	14.6	19.2	-24%	5%	-26%	-3%

Total	$67.7	$70.3	-4%	5%	-8%	-1%

Net sales decreased 4% due primarily to weaker sales volumes of 8%, partially offset by higher selling prices of 5%. The selling price increases reflect our efforts to recover the higher raw material costs. Selling volumes decreased primarily due to reduced demand for Specialty Additives products in Europe, reflecting a slow economy, and to a lesser extent, lower demand in North America. We experienced lower demand for polymer additive products in all regions outside of North America, which were mostly offset by strong volume increases in North America. The impact of changes in exchange rates lowered sales by 1%.

Earnings from operations were $6.4, or 9% of sales in 2012, compared with $8.4, or 12% of sales in 2011. The $2.0 decrease in earnings is due to reduced marginal income on lower volumes of $2.0, unfavorable period cost absorption of $1.4, higher raw material costs of $0.9, and higher period and operating expenses of $2.1 primarily caused by salary inflation factors. This was partially offset by $3.4 of selling price increases and lower freight costs of $0.9 resulting from the lower sales volume, and net changes in exchange rates that increased earnings by $0.1.

Coating Resins

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency

North America	$92.9	$90.2	3%	9%	-6%	0%
Latin America	16.6	17.1	-2%	7%	-8%	-1%
Asia/Pacific	83.2	95.3	-13%	0%	-14%	1%
Europe/Middle East/Africa	212.6	227.6	-7%	4%	-7%	-4%

Total	$405.3	$430.2	-6%	5%	-9%	-2%

Net sales were lower by 6%, primarily due to lower volumes of 9% across almost all businesses, reflecting the slow economy, with the exception of stronger demand in the automotive market. Selling price increases improved net sales by 5%, primarily from increases implemented in 2011 to offset higher raw material costs. Changes in exchange rates decreased sales by 2%.

Earnings from operations were $28.8, or 7% of sales in 2012, compared with earnings from operations of $20.0, or 5% of sales in 2011. The $8.8 increase in earnings is principally due to higher selling prices of $19.7, lower period and operating expenses of $2.7 reflecting benefits from cost saving initiatives and site closures initiated in 2011, lower freight expense of $1.4 on lower volumes, and $0.5 favorable impact from changes in exchange rates. These positive effects are partially offset by reduced marginal income of $14.4 on lower volumes, higher raw material costs of $0.7, and unfavorable $0.4 from sales of higher cost inventory due to lower production levels at the end of 2011.

LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2012, our cash balance was $419.7 compared with $415.8 at December 31, 2011. At March 31, 2012, approximately 64% of our cash was located outside of the U.S.

Net cash provided by continuing operations

Net cash provided by operating activities of continuing operations was $32.3 in 2012 compared with $21.5 in 2011. Trade accounts receivable increased $61.3 due to higher sales with average days outstanding of 49 days for the first quarter of 2012, which is the same as the 2011 fourth quarter average days. Inventory increased $46.3 due to increased demand and higher production volumes in Engineered Materials and In-Process Separation. Inventory average days on hand were at 73 days for the first quarter of 2012, which is up compared to the 2011 fourth quarter average of 68 days. Accounts payable increased by $74.0 due to higher purchases reflecting higher demand levels compared to the fourth quarter of 2011. First quarter 2012 accounts payable average days outstanding were up at 56 days compared to the fourth quarter 2011 average of 51 days. Accrued expenses decreased $20.6, primarily due to payments related to 2011 incentive compensation. We disclosed in our 2011 Annual Report on Form 10-K that we expected to contribute $40.7 and $11.2, respectively, to our pension and postretirement plans in 2012. Through March 31, 2012, $9.8 and $3.8 in contributions were made to our pension and postretirement plans, respectively.

Net cash used in investing activities of continuing operations was $49.5 in 2012 compared to $23.0 in 2011. In the first quarter of 2012, we used $28.6 in cash to acquire a business in India to improve our manufacturing capacity in our In-Process Separation segment, as discussed in Note 4 of the Consolidated Financial Statements. In the first quarter of 2012, we received proceeds of $2.7 from the sale of assets, compared to proceeds totaling $3.4 from sales of certain real estate and facilities of a former site in 2011. Capital spending for the first three months of 2012 was $23.6 compared to $26.4 in 2011. Capital spending in 2012 is primarily attributable to investments for the strategic expansion of our growth businesses within the Engineered Materials and In-Process Separation segments, in addition to maintenance of business capital across the Company. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project due to recession-driven demand reductions. Since then, carbon fiber demands have significantly increased, and we are currently assessing our timing and the cost for this project’s restart, which is expected in 2012. Our capital spending for 2012 is expected to be approximately $200.0.

Net cash provided by financing activities in 2012 was $13.2, compared to cash used in financing activities of $30.6 in 2011. During the first three months of 2012, we received $13.4 of proceeds from stock option exercises, had net debt proceeds of $6.5 from short and long term borrowings and $2.3 of excess tax benefits related to share-based payments. These proceeds were offset primarily by $8.7 of cash dividends paid during the quarter.

Share repurchases

There were no repurchases of shares of our common stock in the first quarter of 2012.Approximately $197.9 remained authorized under our stock buyback program as of March 31, 2012. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Dividends

On January 31, 2012, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 24, 2012 to stockholders of record as of February 10, 2012. Cash dividends paid in the first quarter of 2012 and 2011 were $8.7 and $9.0, respectively. Dividends paid in the first three months of 2012 and 2011 include $3.0 and $2.8, respectively, paid by a majority owned subsidiary to its minority shareholder. On April 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2012 to shareholders of record as of May 10, 2012.

Net cash provided by discontinued operations

Net cash provided by operating activities of discontinued operations for the first quarter of 2011 was $5.0. These cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment.

Net cash provided by investing activities of discontinued operations was $156.5 in 2011. In the first quarter 2011, we received cash proceeds of $158.8, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale. The total consideration received from this sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1.

Funding of future cash requirements

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates, our plans for capital investment, acquisitions, or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the agreement as of March 31, 2012. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At March 31, 2012 the full amount of the facility was available to us.

In connection with our commitment to purchase Umeco plc (the “Offer”), discussed above, we have effectively restricted the use of the funds required to satisfy the sterling amount of the consideration payable under the Offer (including provisioning for exchange rate movements) until the earlier of the completion or termination of the Offer. We drew down $210.0 from our existing revolving credit facility in April 2012 for the purposes of funding the Offer, such amount being subject to the aforementioned restrictions. This acquisition is expected to close in the third quarter of 2012. We expect that the remaining amount of the revolver will continue to be available based on our current forecasts.

Use of cash

We have generated a significant amount of cash in recent years. In 2012, our use of cash priority is to invest in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions for our growth product lines, such as the March 2012 acquisition of the manufacturing assets of a privately held Indian company for $36.1, which will increase our metal extraction capacity for our In-Process Separation segment, and the announcement in April 2012 of our intention to acquire Umeco plc for approximately $439.0 to further enhance our Engineered Materials segment. We will continue to look to buyback our debt if available at reasonable prices and return excess cash to shareholders through dividends and share repurchases when it is prudent to do so. We have approximately $197.9 of buyback authorized as of March 31, 2012. We also will continue to pursue debt reductions when available at a reasonable price.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1 in our 2011 Annual Report on Form 10-K.

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

Reference is also made to Note 13 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $37.8 for unrecognized tax benefits that will be resolved at some point over the next several years.

OTHER

2012 OUTLOOK

In our April 19, 2012 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2012 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7A of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2012, as updated by the Current Report on Form 8-K filed with the SEC on April 19, 2012, related to our changes in reportable segments, and incorporated by reference herein. There were no changes to our critical accounting policies, except as related to depreciation, as discussed in Note 3 of the notes to the consolidated financial statement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012, as updated by the Current Report on Form 8-K filed with the SEC on April 19, 2012, related to our changes in reportable segments, and incorporated by reference herein. Other 2012 financial instrument transactions include:

Interest Rate Risk: At March 31, 2012, our outstanding borrowings consisted of $8.0 of short-term borrowings and $637.9 of long-term debt. The long-term debt had a carrying and face value of $637.9 and $638.4, respectively, and a fair value of approximately $733.8.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2012, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At March 31, 2012, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $271.3. The favorable fair value of currency contracts, based on forward exchange rates at March 31, 2012, was approximately $1.2. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2012 would decrease by approximately $26.5. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

We use cross currency swaps (“ten year swaps”) to hedge the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro, which is designated as a net investment hedge. The total notional amount of the ten year swaps is €207.9. We pay 4.52% per annum on the Euro notional amount and receive 6.0% per annum for the original swaps and 5.80% per annum for the replacement swap on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which is on October 1, 2015. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

At March 31, 2012, the unfavorable fair value of the ten year swaps was $19.7. The following table summarizes the approximate impact that a change in certain critical inputs would have on the fair values of our cross currency swaps in total. The approximate impact of the change in each critical input assumes all other inputs and factors remain constant. See Note 17 of Consolidated Financial Statements for additional details on cross currency swaps disclosures

Critical Factors	Change	Approximate Impact On Ten Year Swaps Favorable/(Unfavorable) Fair Value Combined
Euro interest rate curve	+10%	$1.1
Euro interest rate curve	-10%	(1.1)
USD interest rate curve	+10%	(0.9)
USD interest rate curve	-10%	0.9
Euro/USD exchange rate	+10%	(32.6)
Euro/USD exchange rate	-10%	32.6

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 11 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Item 6. EXHIBITS

(a).	Exhibits

See Exhibit Index on page 34 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and
Chief Financial Officer

April 23, 2012

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2012 and 2011

18	Preferability Letter Regarding Change in Accounting Policy Relating to Depreciation

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.