Form 10-Q
period 2012-06-30
CYTEC INDUSTRIES INC/DE/
filed 2012-08-06
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 46,057,597 shares of common stock outstanding at July 20, 2012.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$404.0	$347.3	$782.0	$683.0
Manufacturing cost of sales	273.8	244.1	526.7	483.4
Selling and technical services	35.4	32.5	68.5	64.5
Research and process development	13.2	11.2	26.1	22.0
Administrative and general	36.2	26.5	62.8	51.4
Amortization of acquisition intangibles	0.9	0.8	1.7	1.6
Gain on sale of assets	—	—	—	3.3

Earnings from operations	44.5	32.2	96.2	63.4
Other expense, net	2.0	2.0	1.0	6.3
Net loss on early extinguishment of debt	0.2	0.2	0.2	0.3
Interest expense, net	8.3	9.6	17.0	18.8

Earnings from continuing operations before income taxes	34.0	20.4	78.0	38.0
Income tax provision	25.4	6.4	39.1	9.5

Earnings from continuing operations	8.6	14.0	38.9	28.5

Earnings from operations of discontinued business, net of tax	27.5	24.1	50.9	56.7
Gain (loss) on sale of discontinued operations, net of tax	—	(2.2)	—	34.6

Earnings from discontinued operations, net of tax	27.5	21.9	50.9	91.3

Net earnings	36.1	35.9	89.8	119.8
Less: Net earnings attributable to noncontrolling interests	(0.4)	(0.8)	(1.0)	(1.5)

Net earnings attributable to Cytec Industries Inc.	$35.7	$35.1	$88.8	$118.3

Comprehensive income (loss)	$(6.0)	$61.5	$82.5	$199.0
Less: Comprehensive income attributable to noncontrolling interest	(0.5)	(0.8)	(0.7)	(1.5)

Comprehensive income (loss) attributable to Cytec Industries Inc.	$(6.5)	$60.7	$81.8	$197.5

Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$0.18	$0.28	$0.84	$0.58
Discontinued operations (net of noncontrolling interests)	0.59	0.43	1.08	1.81

	$0.77	$0.71	$1.92	$2.39

Diluted earnings per common share
Continuing operations	$0.18	$0.28	$0.83	$0.57
Discontinued operations (net of noncontrolling interests)	0.58	0.42	1.07	1.79

	$0.76	$0.70	$1.90	$2.36

Dividends per common share	$0.1250	$0.1250	$0.2500	$0.2500

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$590.6	$415.8
Trade accounts receivable, less allowance for doubtful accounts of $1.9 and $1.3 in 2012 and 2011, respectively	218.3	184.2
Other accounts receivable	22.1	28.3
Inventories	230.8	186.5
Deferred income taxes	23.6	34.9
Other current assets	18.2	13.4
Current assets held for sale	503.0	424.7

Total current assets	1,606.6	1,287.8

Plants, equipment and facilities, at cost	1,163.2	1,109.8
Less: accumulated depreciation	(463.8)	(385.1)

Net plant investment	699.4	724.7

Acquisition intangibles, net of accumulated amortization of $36.4 and $34.7 in 2012 and 2011, respectively	11.6	12.2
Goodwill	339.4	314.5
Deferred income taxes	9.5	16.3
Other assets	91.2	87.1
Non-current assets held for sale	1,100.7	1,094.1

Total assets	$3,858.4	$3,536.7

Liabilities
Current liabilities
Accounts payable	$141.3	$118.9
Short-term borrowings	10.8	3.5
Accrued expenses	134.2	126.1
Income taxes payable	15.8	20.8
Deferred income taxes	1.1	0.6
Current liabilities held for sale	285.4	252.0

Total current liabilities	588.6	521.9

Long-term debt	807.2	635.9
Pension and other postretirement benefit liabilities	255.2	277.0
Other noncurrent liabilities	202.0	208.3
Deferred income taxes	56.4	41.2
Non-current liabilities held for sale	161.9	159.1
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	0.0	0.0
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,592,268 in 2012 and 49,586,198 in 2011	0.5	0.5
Additional paid-in capital	461.7	461.2
Retained earnings	1,553.6	1,476.4
Accumulated other comprehensive loss	(73.5)	(66.5)
Treasury stock, at cost, 3,545,779 shares in 2012 and 4,077,360 shares in 2011	(159.6)	(185.0)

Total Cytec Industries Inc. stockholders’ equity	1,782.7	1,686.6

Noncontrolling interests	4.4	6.7
Total equity	1,787.1	1,693.3

Total liabilities and stockholders’ equity	$3,858.4	$3,536.7

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

Six months ended June 30,	2012	2011
Cash flows provided by (used in) operating activities
Net earnings	$89.8	$119.8
Earnings from discontinued operations	(50.9)	(91.3)

Earnings from continuing operations	38.9	28.5
Noncash items included in earnings from continuing operations:
Depreciation	28.1	21.9
Amortization	4.0	4.5
Share-based compensation	6.8	6.3
Deferred income taxes	22.8	16.3
Gain on sale of assets	—	(3.3)
Loss on early extinguishment of debt	0.2	0.3
Unrealized gain on derivative instruments	(1.4)	(1.6)
Changes in operating assets and liabilities (excluding effects of acquisition and divestitures):
Trade accounts receivable	(34.5)	(18.1)
Other receivables	2.4	8.1
Inventories	(43.7)	(33.2)
Other assets	(6.4)	1.0
Accounts payable	21.7	28.2
Accrued expenses	3.4	(2.9)
Income taxes payable	(3.6)	(13.4)
Other liabilities	(8.5)	(30.3)

Net cash provided by operating activities of continuing operations	30.2	12.3
Net cash provided by operating activities of discontinued operations	49.6	29.6

Net cash provided by operating activities	79.8	41.9

Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(50.4)	(35.8)
Acquisition of business, net of cash received	(28.6)	—
Net proceeds received on sale of assets	—	3.4
Net cash used in investing activities of continuing operations	(79.0)	(32.4)
Net cash (used in) provided by investing activities of discontinued operations	(8.5)	141.0
Net cash (used in) provided by investing activities	(87.5)	108.6

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	212.0	—
Payments on long-term debt	(40.8)	(5.8)
Change in short-term borrowings, net	7.0	(2.4)
Cash dividends paid	(14.5)	(15.1)
Proceeds from the exercise of stock options	16.3	5.6
Purchase of treasury stock	—	(46.8)
Excess tax benefits from share-based payment arrangements	4.5	1.1
Other	(0.7)	—
Net cash provided by (used in) financing activities	183.8	(63.4)

Effect of currency rate changes on cash and cash equivalents	(1.3)	14.7

Increase in cash and cash equivalents	174.8	101.8

Cash and cash equivalents, beginning of period	415.8	383.3

Cash and cash equivalents, end of period	$590.6	$485.1

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

Historically, we have used the composite depreciation method for the Plants, Equipment and Facilities at the majority of our North American facilities. Under this method, all similar assets across these locations were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures and sales of assets had significantly reduced our composite asset base, and during 2011, we performed a full physical inventory of fixed assets at our composite locations. As part of this analysis, where appropriate, we made changes to certain asset records in our fixed assets system effective January 1, 2012 to segregate individual assets that had been installed together and had previously been combined into one item. We also reviewed the estimated useful lives of our assets at this more specific level.

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

For the three and six months ended June 30, 2012, the changes described above resulted in an increase over our historical depreciation expense of approximately $1.1 and $2.5, respectively, before taxes, or approximately $0.7 and $1.6, respectively, after taxes, which represents a decrease of $0.01 and $0.03, respectively, to our basic and diluted earnings per share for the periods.

4. ACQUISITIONS

Acquisition of Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of advanced composite and process materials, in an all-cash transaction at a cost of approximately $439.0. To fund the transaction, we used approximately $170.0 from the draw down of our existing revolving credit facility and cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of advanced composite materials, while offering significant opportunities for growth and value creation. The acquired Umeco business will initially be reported as a separate segment.

Our consolidated financial statements included in this report cover periods before the closing of the acquisition of Umeco. Accordingly, while we have incurred costs of approximately $2.9 related to the acquisition, which are reflected in our consolidated financial statements as of and for the six months ended June 30, 2012, our consolidated financial statements do not reflect the significant future impact that the acquisition and the related transactions will have on our consolidated financial condition and results of operations.

We have not yet completed our analysis of the acquisition method of accounting for the Umeco acquisition, and we are currently in the process of obtaining independent appraisals and valuations of fair value of the assets acquired and liabilities assumed in order to supply pro forma financial information. The financial statements required by Item 9.01(a) of Form 8-K and the pro forma financial statements required by Item 9.01(b) of Form 8-K will be filed with the SEC within 71 calendar days (early-October 2012) after the date on which the Form 8-K related to the acquisition was due.

Acquisition of manufacturing assets of Star Orechem International Private Limited

On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction for a total 1,848.2 Indian Rupees, or $36.1 at the March 30, 2012 exchange rate. The amount is subject to normal and customary adjustments. The acquisition is expected to increase our global capacity for our Metal Extraction Product line of our In-Process Separation segment by approximately 25%, and provides the ability to further expand production at the site. We are in the process of upgrading the capabilities of the acquired plant to meet our operating standards. Our expectation is that this work and all necessary permits will be completed in the fourth quarter of 2012 to begin production of our mining chemical products. The results of operations of the acquired business have been included in our In-Process Separation segment since April 1, 2012. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

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

There were no material revenues or earnings related to SOIL included in our consolidated statement of income for the three and six months ending June 30, 2012.

5. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued operations

Coating Resins

In the second quarter of 2012, we committed to a plan to sell the assets and liabilities of our Coating Resins business. In conjunction with the plan, on May 11, 2012, we announced our agreement to sell our pressure sensitive adhesives (“PSA”) product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0. As of June 30, 2012, we have met all the criteria for discontinued operations, and as a result, the results of operations of the former Coating Resins segment, including PSA, are now reported as discontinued operations. The total assets and liabilities that are held for sale are approximately $1,603.7 and $447.3, respectively, as of June 30, 2012, and are included as held-for sale in our consolidated balance sheets as of June 30, 2012 and December 31, 2011. The results of operations of the former Coating Resins segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. On July 31, 2012, we completed the sale of the PSA product line to Henkel under the terms noted above, subject to post-closing working capital adjustments.

Building Block Chemicals

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our former Building Block Chemicals segment (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received initially from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. For the three and six months ended June 30, 2011, we recorded an after-tax (loss) gain on the sale of $(2.2) and $34.6, respectively, which are included in Gain (loss) on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented.

The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and six months ended June 30, 2012 and 2011, related to our former Coatings Resins (“Coatings”) and Building Block Chemicals (“BBC”) segments.

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Coatings	BBC	Total	Coatings	BBC	Total
Net sales	$393.7	$0.0	$393.7	$450.6	$0.0	$450.6

Earnings of discontinued business before income taxes (1)	$50.6	$0.0	$50.6	$34.9	$0.0	$34.9
Income tax (expense) benefit (1)	(23.1)	0.0	(23.1)	(11.9)	1.1	(10.8)
Loss on sale of discontinued operations	0.0	0.0	0.0	0.0	(3.5)	(3.5)
Income tax benefit on loss on sale	0.0	0.0	0.0	0.0	1.3	1.3

Earnings (loss) from discontinued operations, net of tax	$27.5	$0.0	$27.5	$23.0	($1.1)	$21.9

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Coatings	BBC	Total	Coatings	BBC	Total
Net sales	$799.0	$0.0	$799.0	$880.9	$96.2	$977.1

Earnings of discontinued business before income taxes (1)	$85.9	$0.0	$85.9	$72.6	$10.0	$82.6
Income tax expense (1)	(35.0)	0.0	(35.0)	(23.8)	(2.1)	(25.9)
Gain on sale of discontinued operations	0.0	0.0	0.0	0.0	55.3	55.3
Income tax expense on gain on sale	0.0	0.0	0.0	0.0	(20.7)	(20.7)

Earnings from discontinued operations, net of tax	$50.9	$0.0	$50.9	$48.8	$42.5	$91.3

(1)	Included in earnings of discontinued operations and income tax expenses for the three and six months ending June 30, 2012 and 2011 were the following items:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Costs for Coating Resins sale process	$8.9	$—	$15.1	$—
Net restructuring charges (credits)	(3.7)	12.2	(0.2)	11.4
Environmental liability increase	1.7	—	1.7	—

Total charges before taxes	$6.9	$12.2	$16.6	$11.4

Net tax benefit on above charges	(2.3)	(3.4)	(5.6)	(3.2)
Tax expense on estimated un-repatirated earnings from anticipated sale of Coating Resins	7.0	—	7.0	—

Total tax	4.7	(3.4)	1.4	(3.2)

Total expense impact on discontinued operations, net of tax	$11.6	$8.8	$18.0	$8.2

The assets and liabilities of the former Coating Resins segment, including the PSA product line, are reported as assets and liabilities held for sale in the applicable periods presented. The following table displays a summary of the assets and liabilities held for sale as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Assets
Trade accounts receivable, net	$258.7	$212.4
Inventories, net	217.2	187.8
Other current assets	27.1	24.5
Plants, equipment and facilities, net	424.2	389.8
Acquisition intangibles, net	270.1	291.2
Goodwill, net	355.4	361.2
Other assets	51.0	51.9

	$1,603.7	$1,518.8

Liabilities
Accounts payable	$198.8	$162.7
Accrued liabilities (1)	85.7	88.1
Pension and other postretirement benefits	59.1	60.4
Deferred income taxes	39.6	37.1
Other liabilities (1)	64.1	62.8

	$447.3	$411.1

Net assets held for sale	$1,156.4	$1,107.7

(1)	As of June 30, 2012 and December 31, 2011, the aggregate environmental related accruals included in liabilities held for sale were $35.1 and $32.9, respectively, of which $3.1 is included in accrued liabilities in the table above, with the remainder included in other liabilities.

Other divestitures

Bogota, Colombia manufacturing plant

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

Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Manufacturing cost of sales	$2.4	$0.4	$2.3	$0.5
Selling and technical services	0.5	0.0	0.5	0.0
Research and process development	0.5	0.0	0.5	0.0
Administrative and general	8.1	(0.1)	8.1	(0.1)

Total	$11.5	$0.3	$11.4	$0.4

Details of our 2012 restructuring initiatives are as follows:

In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in $11.6 of charges related to severance and employee benefits associated with the elimination of 158 positions. These initiatives are expected to be substantially completed and paid by the end of 2013.

Details of our 2010 restructuring initiatives are as follows:

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

During the first half of 2012 we recorded net favorable adjustment of $0.2. All costs have been paid in full as of June 30, 2012.

Details of our 2009 restructuring initiatives are as follows:

In 2009, we initiated restructuring actions across all segments and corporate functions. These actions were taken in response to the downturn in the global economy, which especially impacted the automotive, construction and general industrial markets that we serve, and led to a significant reduction in our sales and operating profitability. The following summarizes the details of the restructuring initiatives launched in 2009, which resulted in $13.6 of restructuring charges for the year ended December 31, 2009.

In 2009, we launched restructuring initiatives at several of our In-Process Separation and Additive Technologies manufacturing locations, which resulted in restructuring charges totaling $4.0. The manufacturing locations impacted by these initiatives included:

•	Conversion of our manufacturing facility in Antofagasta, Chile into a blending and distribution facility to support the Mining business and elimination of manufacturing functions at the site.

•	Closure of our manufacturing facility in Bogota, Colombia.

The above manufacturing restructuring initiatives included the elimination of 43 positions. During 2010 we recorded an additional restructuring charge of $0.2.

We launched restructuring initiatives across our Engineered Materials segment in response to inventory destocking by parts manufacturers that supply large commercial aircraft manufacturers as well as a sharper than expected decline in business and regional jet production rates. These initiatives resulted in $3.6 of restructuring expenses for severance and employee benefits related to the elimination of 230 positions; during 2010 we recorded a net favorable adjustment of $0.4.

We launched several initiatives throughout 2009 in our In-Process Separation and Additive Technologies segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $6.0 of charges related to severance and employee benefits associated with the elimination of 208 positions; during 2010 we recorded net favorable adjustments of $0.8.

During 2011, we recorded net favorable adjustments of $0.3 related to our 2009 restructuring initiatives. All of the aforementioned initiatives were substantially complete.

The remaining reserve at June 30, 2012 of $0.1 relating to 2009 restructuring initiatives is expected to be paid through 2014.

Restructuring Initiatives:	2009	2010	2011	2012	Total
Balance December 31, 2010	$1.5	$1.5	$0.0	$0.0	$3.0

2011 charges (credits)	(0.3)	1.1	0.0	0.0	0.8
Non-cash items	0.0	0.0	0.0	0.0	0.0
Cash payments	(1.0)	(2.3)	0.0	0.0	(3.3)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance December 31, 2011	$0.2	$0.3	$0.0	$0.0	$0.5

First quarter charges (credits)	0.0	(0.1)	0.0	0.0	(0.1)
Non-cash items	0.0	0.0	0.0	0.0	0.0
Cash payments	(0.1)	(0.1)	0.0	0.0	(0.2)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance March 31, 2012	$0.1	$0.1	$0.0	$0.0	$0.2

Second quarter charges (credits)	0.0	(0.1)	0.0	11.6	$11.5
Non-cash items	0.0	0.0	0.0	0.0	0.0
Cash payments	0.0	0.0	0.0	(0.9)	(0.9)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance June 30, 2012	$0.1	$0.0	$0.0	$10.7	$10.8

7. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the grant date using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the six months ended June 30, 2012 and 2011 are noted in the following table:

Six months ended June 30,	2012	2011
Expected life (years)	6.2	6.2
Expected volatility	41.86%	40.0%
Expected dividend yield	1.01%	1.04%
Risk-free interest rate	2.11%	3.36%
Weighted-average fair value per option	$19.91	$20.83

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

Stock Award and Incentive Plan

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. On April 19, 2012, our shareholders approved an amendment to the 1993 Plan to increase the shares issuable under the plan by 2,000,000 shares. At June 30, 2012, there were approximately 6,400,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,600,000 shares reserved for issuance for all outstanding share-based compensation grants.

Stock options and stock-settled SARS

We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS with an exercise price at 100% of the market price on the date of the grant. Options and stock-settled SARS are generally exercisable in installments of one-third per year commencing one year after the grant date and annually thereafter, with contract lives of generally 10 years from the grant date.

A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2012 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,305,399	$42.71
Granted	470,809	50.33
Exercised	(580,880)	32.96
Forfeited	(23,227)	45.16

Outstanding at June 30, 2012	3,172,101	$45.61	6.0	$41.3

Exercisable at June 30, 2012	2,306,810	$44.54	4.9	$32.5

During the six months ended June 30, 2012, we granted 470,809 stock options. The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2012 and 2011 was $19.91 and $20.83 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.5 and $1.8 during the three months ended June 30, 2012 and 2011, respectively, and $4.6 and $3.7 during the six months ended June 30, 2012 and 2011, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2012 and 2011 was $14.9 and $5.7, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the six months ended June 30, 2012 and 2011 was $6.5 and $6.8, respectively.

As of June 30, 2012, there was $11.1 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $5.0 and $2.1, for the six months ended June 30, 2012 and 2011, respectively. Cash received from stock options exercised was $16.3 and $5.6 for the six months ended June 30, 2012 and 2011, respectively.

Cash-settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended June 30, 2012 and 2011 was less than $0.1 for each period. The total amount of pre-tax expense (income) recognized for cash-settled SARS was $0.6 and $(2.2) for the six months ended June 30, 2012 and 2011, respectively. The liability related to our cash-settled SARS was $1.6 at June 30, 2012 and $1.3 at December 31, 2011.

Non-vested stock, non-vested stock units and performance stock

The 1993 Plan provides for the issuance of non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2012 and 2011, and there were no outstanding performance stock awards as of June 30, 2012.

A summary of non-vested stock and non-vested stock units for the six months ended June 30, 2012 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2012	180,930	$40.40
Granted	77,822	50.79
Vested	(365)	37.59
Forfeited	(2,130)	46.52

Nonvested at June 30, 2012	256,257	$43.84

During the six months ended June 30, 2012, we granted 67,139 non-vested stock units to employees and 10,683 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted average fair value of the non-vested stock and non-vested stock units on the grant date was $50.79 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $1.1 and $0.7 for the three months ended June 30, 2012 and 2011, respectively, and $2.0 and $1.2 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $4.8 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of June 30, 2012 and December 31, 2011 was approximately $0.6 and $0.3, respectively.

As of June 30, 2012 and December 31, 2011, our additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $75.3 and $71.7, respectively.

In the second quarter of 2012, in an effort to retain key employees of the Coatings Resins business who could be impacted by the potential sale of Coating Resins, we agreed that if any such individual’s employment with Cytec is terminated as a result of a sale of Coating Resins, we would pay such employee an amount equal to the intrinsic value of any unvested options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we determined we had met all the criteria for discontinued operations, we determined that these certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards. As a result, as of June 30, 2012, 183,734 shares of options and 38,401 restricted stock units, which are included as outstanding in the above tables, are being accounted for as liability awards. Accordingly, we recorded a liability of $2.9 for these awards by reclassifying $1.7 of previously recognized expense out of additional paid in capital and recognized $1.2 of additional expense in the second quarter of 2012.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 (in thousands, except net earnings in millions and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Numerator:
Earnings from continuing operations	$8.6	$14.0	$38.9	$28.5
Earnings from discontinued operations, net of tax	27.1	21.1	49.9	89.8

Net earnings attributable to Cytec Industries Inc.	$35.7	$35.1	$88.8	$118.3

Denominator:
Weighted average shares outstanding	46,247	49,257	46,104	49,438
Effect of dilutive shares:
Options and stock-settled SARS	579	577	563	570
Non-vested shares and units	137	84	129	80

Diluted average shares outstanding	46,963	49,918	46,796	50,088

Basic earnings per common share:
Earnings from continuing operations	$0.18	$0.28	$0.84	$0.58
Earnings from discontinued operations	0.59	0.43	1.08	1.81

Net earnings per common share attributable to Cytec Industries Inc.	$0.77	$0.71	$1.92	$2.39

Diluted earnings per common share:
Earnings from continuing operations	$0.18	$0.28	$0.83	$0.57
Earnings from discontinued operations	$0.58	$0.42	$1.07	1.79

Net earnings per common share attributable to Cytec Industries Inc.	$0.76	$0.70	$1.90	$2.36

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Six months ended June 30,	2012	2011
Options	568	437
Stock-settled SARS	0	404
Non-vested shares/units	0	0

Total	568	841

9. INVENTORIES

Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Finished goods	$150.7	$121.9
Work in progress	11.0	6.8
Raw materials and supplies	69.1	57.8

Total inventories	$230.8	$186.5

10. DEBT

Long-term debt consisted of the following:

	June 30, 2012		December 31, 2011
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$170.0	$170.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.4	135.2	135.4
6.0% Notes Due October 1, 2015	250.0	249.8	250.0	249.8
8.95% Notes Due July 1, 2017	249.4	248.9	250.0	249.5
Other	3.1	3.1	1.2	1.2

Long-term Debt, Total	$807.7	$807.2	$636.4	$635.9

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the second quarter of 2012, we repurchased portions of our 8.95% notes due July 1, 2017 with a total carrying value of $0.6 for a total purchase price of $0.8 including accrued interest, resulting in a loss of $0.2. Net loss from our debt repurchases is included in net loss on early extinguishment of debt in the accompanying statement of income.

During the first and second quarters of 2011, we repurchased portions of our 4.6% notes due July 1, 2013 with total carrying values of $1.6 and $3.8, respectively, for total purchase prices of $1.7 and $4.1, respectively, including accrued interest, resulting in losses of $0.1 and $0.2, respectively.

In April 2012, we drew down $210.0 from our existing revolving credit facility for the purposes of funding the Umeco transaction, of which $170.0 remained outstanding as of June 30, 2012. There remains $230.0 of borrowings available under the $400.0 unsecured five-year revolving credit facility at June 30, 2012. We continue to be required to comply with certain customary financial covenants under the Agreement: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

At June 30, 2012 and December 31, 2011, the fair value of our long-term debt was $900.4 and $715.4, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 17. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 5.68% and 6.90%, as of June 30, 2012 and 2011, respectively. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2012 and 2011 was 0.78% and 1.54%, respectively.

11. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of June 30, 2012 and December 31, 2011, the aggregate environmental related accruals related to continuing operations were $68.6 and $69.4, respectively, of which $6.9 is included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for the three months ended June 30, 2012 and 2011 was $0.7 and $0.9, respectively, and for the six months ended June 30, 2012 and 2011 was $1.5 and $1.7, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the six months ended June 30, 2012, based on additional information generated by site evaluations, we had a net increase in our environmental related accruals of $0.8 related to several sites.

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

As of June 30, 2012 and December 31, 2011, the aggregate self-insured and insured contingent liability was $51.6 and $53.0, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $21.9 at June 30, 2012 and $22.1 at December 31, 2011. The asbestos liability included in the above amounts at June 30, 2012 and December 31, 2011 was $41.8 and $42.4, respectively, and the insurance receivable related to the liability as well as claims for past payments was $21.5 at June 30, 2012 and $21.8 at December 31, 2011. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

Asbestos

We, like many other industrial companies, have been named as one of hundreds of defendants in a number of lawsuits filed in the U.S. by persons alleging bodily injury from asbestos. The claimants allege exposure to asbestos at facilities that we own or formerly owned, or from products that we formerly manufactured for specialized applications. Most of these cases involve numerous defendants, sometimes as many as several hundred. Historically, most of the closed asbestos claims against us have been dismissed without any indemnity payment by us, however, we can make no assurances that this pattern will continue.

The following table presents information about the number of claimants involved in asbestos claims with us:

	Six months ended June 30, 2012	Year ended December 31, 2011
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	100	100

Number of claimants at end of period	8,000	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

Our asbestos related contingent liabilities and related insurance receivables are based on an actuarial study performed by a third party. This study is based on, among other things, the incidence and nature of historical claims data, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type The study is updated every three years. Our last study was prepared during the third quarter of 2009, based on experience through June 30, 2009. We have initiated a new study in the third quarter of 2012, which will be based on experience through June 30, 2012. At this point, it is too early to determine if there will be any potential financial impact as a result of our findings from the study. Any adjustments would be recorded in the third quarter of 2012, upon completion of the study.

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

12. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net earnings	$36.1	$35.9	$89.8	$119.8
Other comprehensive income (loss):
Accumulated pension liability, net of tax	4.5	2.0	9.0	9.7
Unrealized gains (losses) on cash flow hedges, net of tax	(0.1)	(0.1)	0.0	0.5
Foreign currency translation adjustments	(46.5)	23.7	(16.3)	69.0

Comprehensive income (loss)	$(6.0)	$61.5	$82.5	$199.0

Less: Comprehensive income attributable to noncontrolling interest	(0.5)	(0.8)	(0.7)	(1.5)

Comprehensive income (loss) attributable to Cytec Industries Inc.	$(6.5)	$60.7	$81.8	$197.5

13. INCOME TAXES

The effective tax rate for continuing operations for the three and six months ended June 30, 2012 was a tax provision of 74.7% ($25.4) and 50.1% ($39.1), respectively, compared to a tax provision of 34.1% ($6.4) and 26.0% ($9.5) for the three and six months ended June 30, 2011. The effective tax rate for both the three months and six months ended June 30, 2012 was unfavorably impacted by net discrete tax expenses of $14.5 attributable to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries. The effective tax rate for the three months ended June 30, 2011 was unfavorably impacted by discrete tax expenses of $0.7 and for the six months ended June 30, 2011 was favorably impacted by discrete tax benefits of $1.6 attributable to several tax jurisdictions, and a shift in earnings to lower tax jurisdictions.

As of June 30, 2012, the amount of gross unrecognized tax benefits for continuing operations is $26.4 (excluding interest) of which $13.2 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2011 for continuing operations was $26.3 (excluding interest) of which $13.3 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $5.6 as of December 31, 2011, which increased a net additional $0.3 due to current year tax accruals and the impact of foreign exchange, thus resulting in a liability for the payment of interest of $5.9 as of June 30, 2012.

14. OTHER FINANCIAL INFORMATION

Dividends

On April 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2012 to shareholders of record as of May 10, 2012. Cash dividends paid in the second quarter of 2012 and 2011 were $5.8 and $6.1, respectively, and for the six months ended June 30, 2012 and 2011 were $14.5 and $15.1, respectively. Dividends paid in the first six months of 2012 and 2011 include $3.0 and $2.8, respectively, paid by a majority owned subsidiary to its minority shareholder. On July 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 24, 2012 to shareholders of record as of August 10, 2012.

Income taxes paid

Income taxes paid for the six months ended June 30, 2012 and 2011 were $47.1 and $42.1, respectively.

Interest

Interest paid for the six months ended June 30, 2012 and 2011 was $21.1 and $21.3, respectively. Interest income for the six months ended June 30, 2012 and 2011 was $2.2 and $1.6, respectively.

Stock repurchases

In the first quarter of 2011, we repurchased 440,000 shares of our common stock at a total cost of $23.8. In the second quarter of 2011 we repurchased 415,000 shares of our common stock at a total cost of $23.0. There were no repurchases in the first six months of 2012. Approximately $197.9 remained authorized under our stock buyback program as of June 30, 2012. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

15. SEGMENT INFORMATION

Segment realignment

In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins segment, along with the pressure sensitive adhesives (“PSA”) product line and certain methyl acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which previously were included in our Engineered Materials and Additive Technologies segments, respectively, became part of our Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we also moved the formulated resins product line out of the Engineered Materials segment into the Additive Technologies segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable portfolio in the future that will drive earnings growth and a better return on our assets.

As discussed in Note 5, the former Building Block Chemicals and Coating Resins segments are reported as discontinued operations for all periods presented. Summarized segment information for our three continuing segments for the three and six months ended June 30 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Sales:
Engineered Materials	$229.7	$190.0	$448.4	$377.0
In-Process Separation	100.2	81.9	191.8	160.3
Additive Technologies
Sales to external customers	74.1	75.4	141.8	145.7
Intersegment sales	0.3	0.4	0.5	0.7

Net sales from segments	404.3	347.7	782.5	683.7
Elimination of intersegment revenue	(0.3)	(0.4)	(0.5)	(0.7)

Total consolidated net sales	$404.0	$347.3	$782.0	$683.0

	2012	% of Sales	2011	% of Sales	2012	% of Sales	2011	% of Sales
Earnings from operations:
Engineered Materials	$38.7	17%	$28.1	15%	$83.7	19%	$53.2	14%
In-Process Separation	27.1	27%	15.6	19%	50.0	26%	32.0	20%
Additive Technologies	13.7	18%	10.6	14%	20.1	14%	19.1	13%

Earnings from segments	79.5	20%	54.3	16%	153.8	20%	104.3	15%

Corporate and Unallocated, net (1)	(35.0)		(22.1)		(57.6)		(40.9)

Total earnings from operations	$44.5	11%	$32.2	9%	$96.2	12%	$63.4	9%

(1)	For the three and six months ended June 30, 2012, corporate and unallocated includes restructuring charges of $11.6 and $11.4, respectively, across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $2.9 related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.7 and $1.3, respectively, for the sale of our Stamford facility treated as a financing transaction. For the three and six months ended June 30, 2011, Corporate and Unallocated includes net pre-tax charges of $0.3 and $0.4, respectively, for restructuring charges, and a gain on the sale of assets of a certain Latin American subsidiary for $3.3 for the six months ended June 30, 2011. Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $17.6 and $34.8 for three and six months ended June 30, 2012, and $17.5 and $34.6 for three and six months ended June 30, 2011. It also included costs previously allocated to the operations of our discontinued Building Block Chemicals segment of $0.0 and $1.0 for three and six months ended June 30, 2011.

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Engineered Materials	In-Process Separation	Additive Technologies	Total
Balance, December 31, 2011:
Goodwill	$234.0	$52.7	$27.8	$314.5

2012 Activity
2012 Acquisition	0.0	26.8	0.0	26.8
Currency exchange	(0.2)	(1.7)	0.0	(1.9)

	(0.2)	25.1	0.0	24.9

Balance, June 30, 2012:

Goodwill	$233.8	$77.8	$27.8	$339.4

In conjunction with our segment realignment discussed in Note 15, we completed a goodwill impairment test in the first quarter of 2012 and concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2012	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Technology-based	13.9	$24.1	$23.0	$(18.6)	$(17.7)	$5.5	$5.3
Marketing-related	14	5.0	5.0	(4.4)	(4.3)	0.6	0.7
Customer-related	14.2	18.9	18.9	(13.4)	(12.7)	5.5	6.2

Total		$48.0	$46.9	$(36.4)	$(34.7)	$11.6	$12.2

Amortization of acquisition intangibles for the three months ended June 30, 2012 and 2011 was $0.9 and $0.8, respectively, and for the six months ended June 30, 2012 and 2011 was $1.7 and $1.6, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2012 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2012	2013	2014	2015	2016	2017
Intangibles Amortization Expense	$3.2	$2.6	$2.2	$2.1	$1.8	$0.9

17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other income (expense), net.

At June 30, 2012, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $324.8. Of this total, $260.6 was attributed to the exposure in forward selling/purchase of USD. The remaining $64.2 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at June 30, 2012 and December 31, 2011 were $1.0 and $2.4, respectively.

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

As of June 30, 2012 and December 31, 2011, the notional amount of the forward contracts designated as a cash flow hedge was approximately $2.0 and $4.2, respectively, and the unrealized loss as of June 30, 2012 and December 31, 2011 was approximately $0.1 and $0.1, respectively. The remaining contract will settle in the third quarter of 2012. There was no hedge ineffectiveness for the contracts in 2012.

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

At June 30, 2012, the unfavorable fair value of the ten year cross currency swaps was $7.3. At December 31, 2011, the unfavorable fair value of the ten year cross currency swaps was $13.2.

In July 2012, we terminated all of our outstanding cross currency swaps to take advantage of the declining value of the Euro and to prepare for the anticipated divestiture of Coating Resins. The final payment of approximately $1.8 to settle the swaps was based on the fair value of the swaps at the time of termination.

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

At June 30, 2012, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2012, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross currency swaps	Other current assets	$0.2	Other current assets	$0.3	Other noncurrent liabilities	$7.5	Other noncurrent liabilities	$13.5
Foreign currency forwards					Accrued expenses	0.1	Accrued expenses	0.1

Total derivatives designated as hedging instruments:		$0.2		$0.3		$7.6		$13.6

Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	1.3	Other current assets	0.3	Accrued expenses	2.3	Accrued expenses	2.7

Total derivatives not designated as hedging instruments:		$1.3		$0.3		$2.3		$2.7

Total derivatives		$1.5		$0.6		$9.9		$16.3

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Natural gas forwards	$0.0	$(0.2)	Manufacturing cost of sales	$0.0	$(0.3)	Other expense, net	$0.0	$0.0
Foreign currency forwards	(0.1)	0.0		0.0	0.0		0.0	0.0

Total	$(0.1)	$(0.2)		$0.0	$(0.3)		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Cross currency swaps	$8.4	$(4.1)		$0.0	$0.0		$0.0	$0.0

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Natural gas forwards	$0.0	$0.0	Manufacturing cost of sales	$0.0	$(2.1)	Other expense, net	$0.0	$0.0
Foreign currency forwards	0.0	0.0		0.0	0.0		0.0	0.0

Total	$0.0	$0.0		$0.0	$(2.1)		$0.0	$0.0

Derivatives in Net Investment Hedge Relationships:	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Cross currency swaps	$4.4	$(10.4)		$0.0	$0.0		$0.0	$0.0

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three months ended June 30, 2012 and 2011:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Foreign currency forwards	Other expense, net	$(7.2)	$0.2	$(1.8)	$4.0

Total		$(7.2)	$0.2	$(1.8)	$4.0

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at June 30, 2012 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(1.1)
Cross currency swaps	(7.3)

Total	$(8.4)

As of June 30, 2012, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the six months ended June 30, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

18. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three months ended June 30,	2012	2011	2012	2011
Service cost	$1.5	$1.3	$0.4	$0.2
Interest cost	10.0	10.7	2.3	2.9
Expected return on plan assets	(12.1)	(12.2)	(0.5)	(0.7)
Net amortization	6.7	5.0	0.4	(1.6)

Net periodic cost	$6.1	$4.8	$2.6	$0.8

	Pension Plans		Postretirement Plans
Six months ended June 30,	2012	2011	2012	2011
Service cost	$3.0	$2.8	$0.7	$0.5
Interest cost	20.0	21.3	4.6	5.7
Expected return on plan assets	(24.2)	(24.2)	(1.0)	(1.4)
Net amortization	13.4	10.1	0.9	(3.4)
Curtailment loss (gain) (1)	0.0	0.1	0.0	(1.1)

Net periodic cost	$12.2	$10.1	$5.2	$0.3

The net periodic costs disclosed in the above table exclude the plans of subsidiaries primarily dedicated to the former Coating Resins segment, which are included in assets and liabilities held for sale on the consolidated balance sheets. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans. The amounts of the costs disclosed above charged to discontinued operations were approximately as follows:

	Pension Plans		Postretirement Plans
	2012	2011	2012	2011
Three months ended June 30(1)	$0.9	$0.7	$0.4	$0.1
Six months ended June 30(1)	$1.8	$2.0	$0.8	$(0.9)

(1)	Six months ended June 30, 2011 includes a pension curtailment charge of $0.1 and a postretirement plan curtailment gain of $1.1 resulting from the sale of our former Building Block Chemicals segment, which are included in gain on sale of discontinued operations, net of tax in the consolidated statements of income.

We disclosed in our 2011 Annual Report on Form 10-K that we expected to contribute $40.7 and $11.2, respectively, to our pension and postretirement plans in 2012. Expected contributions to our continuing plans were $35.5 and $11.2. Through June 30, 2012, actual contributions to our continuing pension and postretirement plans were $18.3 and $7.4, respectively.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans, excluding plans of subsidiaries primarily dedicated to the discontinued Coating Resins segment, for the three months ended June 30, 2012 and 2011 were $5.1 and $5.0, respectively, and for the six months ended June 30, 2012 and 2011 were $12.3 and $13.5, respectively. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans. Amounts included within these expenses that were charged to discontinued operations were approximately $0.7 and $0.8 for the three months ended June 30, 2012 and 2011, respectively, and $1.6 and $2.6 for the six months ended June 30, 2012 and 2011, respectively.

19. SUBSEQUENT EVENTS

In July 2012, we terminated all of our outstanding cross currency swaps to take advantage of the declining value of the Euro and to prepare for the anticipated divestiture of our Coating Resins business, as discussed in Note 17 of these Consolidated Financial Statements.

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of advanced composite and process materials, in an all-cash transaction at a cost of approximately $439.0, as discussed in Note 4 of these Consolidated Financial Statements.

On July 31, 2012, we completed the sale of our pressure sensitive adhesives (“PSA”) product line to Henkel in the amount of $105.0, including working capital of approximately $15.0, subject to customary working capital adjustments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

Overview

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets, including aerospace composites, structural adhesives, automotive and industrial coatings, electronics, inks, mining and plastics. Our strategy is to develop a robust, sustainable portfolio of businesses that provide sales and earnings growth, minimum operating margins of 10%, and a better return on assets by investing in and expanding our growth platforms while selectively monetizing or exiting non-strategic or under-performing businesses.

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

Acquisition of Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of advanced composite and process materials, in an all-cash transaction at a cost of approximately $439.0. Our consolidated financial results included in this MD&A cover periods before the closing of the acquisition of Umeco. Accordingly, while we have incurred costs of approximately $2.9 related to the acquisition, which are reflected in our consolidated financial results for the three and six months ended June 30, 2012, our consolidated financial results do not reflect the future impact that the acquisition and the related transactions will have on our consolidated financial condition and results of operations. See Note 4, “Acquisitions”, for further details.

Discontinued operations

Coating Resins

In the second quarter of 2012, we committed to a plan to sell the assets and liabilities of our former Coating Resins segment. In conjunction with the plan, on May 11, 2012, we announced our agreement to sell our pressure sensitive adhesives (“PSA”) product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0. As of June 30, 2012, we have met all the criteria for discontinued operations, and as a result, the results of operations of the former Coating Resins segment, including PSA, are now reported as discontinued operations. The total assets and liabilities that are held for sale are approximately $1,603.7 and $447.3, respectively, as of June 30, 2012, and are included as held-for sale in our consolidated balance sheets as of June 30, 2012 and December 31, 2011. The results of operations of the former Coating Resins segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. On July 31, 2012, we completed the sale of the PSA product line to Henkel under the terms noted above, subject to post-closing working capital adjustments.

Building Block Chemicals

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our former Building Block Chemicals segment (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the Business was treated as discontinued operations and discussion of that former segment is no longer included in the discussions that follow.

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

As discussed in Note 5, the former Coating Resins and Building Block Chemicals segments are reported as discontinued operations for all periods presented. As a result, we now have three reportable business segments: Engineered Materials, In-Process Separation, and Additive Technologies. The Engineered Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The In-Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins. The acquired Umeco business will initially be reported as a separate segment.

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

Quarter Ended June 30, 2012, Compared With Quarter Ended June 30, 2011

Consolidated Results

Net sales for the second quarter of 2012 were $404.0 compared with $347.3 for the second quarter of 2011. Overall, net sales increased 16%, which was primarily attributable to volume increases of 13% and price increases of 4%. The changes in exchange rates negatively impacted net sales by 1%. Engineered Materials net sales increased by 21%, primarily due to increased volumes. In-Process Separation sales increased 22%, due mostly to increased volumes and higher selling prices. Additive Technologies net sales decreased 2%.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $273.8, or 67.8%, of net sales in the second quarter of 2012, compared with $244.1, or 70.3%, of net sales in the second quarter of 2011. Total manufacturing costs increased by $29.7 due mostly to $18.5 of higher costs from higher sales volumes in the Engineered Materials and In-Process Separation segments. Period costs increased $15.0, mostly due to supporting the growth of the Engineered Materials and In-Process Separation segments. Additionally, raw material costs were higher by $3.7, restructuring costs increased $2.0 year over year, and freight charges increased by $1.4. These higher costs of sales were partially offset by the favorable impact of foreign exchange rate changes that were lower by $6.3, and favorable fixed cost absorption of $4.6.

Selling and technical services expenses were $35.4 in the second quarter of 2012 versus $32.5 in the second quarter of 2011. Research and process development expenses were $13.2 versus $11.2 in the prior year. Administrative and general expenses were $36.2 versus $26.5 in the prior year. Overall operating expenses increased $14.6, from $70.2 in 2011 to $84.8 in the second quarter of 2012, primarily due to higher restructuring charges of $9.2 in 2012 for initiatives that were implemented across all corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, higher costs of $5.6 for increased personnel to support our growth businesses, $2.9 for costs related to the acquisition of Umeco, and $0.7 of accelerated depreciation related to the sale of our Stamford research labs treated as a financing transaction. These increases were partially offset by a favorable impact from changes in exchange rates of $2.4 and lower consulting and professional fees of $1.3.

Amortization of acquisition intangibles was $0.9 and $0.8 in the second quarter of 2012 and 2011, respectively.

Other expense, net was $2.0 in the second quarter of 2012 and 2011.

In the second quarters of both 2012 and 2011, we recorded losses of $0.2 on the early extinguishment of debt.

Interest expense, net was $8.3 in the second quarter of 2012 compared with $9.6 in the prior year. The decrease of $1.3 is primarily due to higher capitalized interest of $1.7 in 2012, which was offset by interest of $0.6 on the partial drawdown of the revolver line of credit in the second quarter of 2012.

The effective tax rate for continuing operations for the three months ended June 30, 2012 was a tax provision of 74.7% ($25.4) compared to 34.1% ($6.4) for the three months ended June 30, 2011. For the three months ended June 30, 2012, the rate was unfavorably impacted by net discrete tax expenses of $14.5 attributable to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries.

Net earnings from continuing operations for the second quarter of 2012 was $8.6 ($0.18 per share), a decrease of $5.4 from $14.0 ($0.28 per diluted share) reported for the same period in 2011. Included in the second quarter of 2012 were after-tax restructuring charges of $7.9 ($0.17 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $2.9 ($0.06 per diluted share) related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.4 after tax ($0.01 per diluted share) for the sale of our Stamford facility treated as a financing transaction. Also included in the second quarter of 2012 is an income tax provision of $14.5 ($0.31 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the potential sale of Coating Resins. Included in the second quarter of 2011 was $0.2 of after-tax restructuring costs, and $0.7 after-tax for the increase to an environmental accrual at an inactive site in the U.S. For the three months ending June 30, 2012 and 2011, net earnings from continuing operations included pre-tax costs previously allocated to the operations of our discontinued Coating Resins segment of $17.6 and $17.5, respectively.

Earnings from discontinued operations, net of tax, were $27.5 in the second quarter of 2012 compared with $21.9 in 2011. For the second quarter of 2012 and 2011, discontinued operations consisted of the results of our former Coating Resins segment. In the second quarter of 2012, discontinued operations included the following after-tax items: a favorable restructuring adjustment of $2.5, costs of $5.9 related to the sale of Coating Resins, and a charge of $1.2 related to an increase in the environmental liability at a certain site for new remedial design requirements. Also included is $7.0 of income tax expense related to the requirement of establishing a tax liability on a portion of the un-repatriated earnings of certain foreign subsidiaries to be sold as part of the sale of Coating Resins. For the second quarter of 2011, discontinued operations, net of tax included after-tax net restructuring charges of $8.8. In the second quarter of 2011, discontinued operations also included an after tax loss of $2.2 related to post-closing, working capital adjustments for the sale of the Building Block Chemicals segment, which were offset by $1.1 of tax benefits associated with the former Building Block Chemicals segment’s allocable portion of our revised full year estimated U.S. domestic manufacturing deduction.

Net earnings for the second quarter of 2012 was $35.7 ($0.76 per diluted share), a slight increase of $0.6 from the net earnings of $35.1 ($0.70 per diluted share) in the same period in 2011.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region during the quarter are set forth below.

Engineered Materials

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$139.0	$122.5	14%	3%	11%	0%
Latin America	1.6	1.1	45%	2%	43%	0%
Asia/Pacific	15.5	9.6	61%	4%	57%	0%
Europe/Middle East/Africa	73.6	56.8	30%	5%	26%	-1%

Total	$229.7	$190.0	21%	4%	17%	0%

Net sales increased 21%, primarily due to increased selling volumes of 17%. The higher selling volumes in the second quarter of 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases across the military, civil rotorcraft and certain segments within the business and regional jet market. Selling prices increased 4% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $38.7, or 17% of sales in 2012, compared with $28.1, or 15% of sales in 2011. The $10.6 increase in earnings was generated by increased marginal income due to higher selling volumes of $18.1, increased selling prices of $7.2, increased fixed cost absorption of $4.3 due to increased production levels, net of the impact of the carbon fiber line being down for two weeks during the quarter for scheduled maintenance, and favorable foreign exchange benefit of $3.4. These positive impacts to earnings were partially offset by higher manufacturing and freight costs of $13.9 due to increased spending to meet increased production demands, $4.0 of cost escalations driven primarily by higher raw material costs, $1.0 of incentives for union negotiations, and $3.5 of higher operating expenses, which include continued investments in technology in support of new growth programs, wage inflation and increased benefit costs, and a bad debt provision of $0.8.

In-Process Separation

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$28.1	$23.6	19%	14%	5%	0%
Latin America	25.1	23.3	8%	4%	4%	0%
Asia/Pacific	22.9	22.0	4%	1%	4%	-1%
Europe/Middle East/Africa	24.1	13.0	85%	13%	74%	-2%

Total	$100.2	$81.9	22%	7%	16%	-1%

Net sales were up 22%, primarily due to higher volumes of 16% and higher selling prices of 7%. The volume increase reflects strong demand for mining products in the copper market and for phosphine derivative products. Selling prices increased across most product lines.

Earnings from operations were $27.1, or 27% of sales in 2012, compared with $15.6, or 19% of sales in 2011. The $11.5 increase in earnings is principally due to higher selling volumes of $7.9, higher prices of $6.0, a favorable impact from changes in exchange rates of $1.6, net favorable fixed cost absorption of $0.4 on higher production levels and lower raw material cost $0.4. This is partially offset by higher costs to support accelerated growth with increased operating expenses of $2.8 and additional period costs of $2.0.

Additive Technologies

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$31.2	$31.0	1%	5%	-4%	0%
Latin America	5.6	6.1	-8%	16%	-16%	-8%
Asia/Pacific	19.7	17.3	14%	-6%	19%	1%
Europe/Middle East/Africa	17.6	21.0	-16%	3%	-10%	-9%

Total	$74.1	$75.4	-2%	2%	-1%	-3%

Net sales decreased 2% primarily due to the impact of changes in exchange rates which lowered sales by 3%. Higher sales prices increased sales by 2% principally in the specialty additives product line. Selling volumes decreased sales by 1% primarily due to a decrease in specialty additives of 15% offset by an increase of 11% in polymer additives. Selling volumes in the specialty additives product line decreased due to weak demand from the industrial markets in Europe and North America. This was largely offset by growth in the polymer additives product line, due to increased demand from our higher value products in the North America and Asia-Pacific regions.

Earnings from operations were $13.7 or 19% of sales in 2012, compared with $10.6 or 14% of sales in 2011. The $3.1 increase in earnings is due to $2.2 in price gains. We also saw lower period costs of $0.7 resulting from reduced freight principally in polymer additives. Additionally, commercial and administration expenses were lower by $0.4. The impact of lower volume and foreign exchange changes each had the effect of lowering operating earnings by $0.1.

Six Months Ended June 30, 2012, Compared With Six Months Ended June 30, 2011

Consolidated Results

Net sales for the first six months of 2012 were $782.0 compared with $683.0 for the first six months of 2011. Overall, net sales increased 14%, which was primarily due to volume increases of 10% attributable to robust growth in our Engineered Materials and In-Process Separation segments. Net sales also increased due to price increases of 5%, while the changes in exchange rates negatively impacted net sales by 1%. Engineered Materials net sales increased by 19%, due to increased volumes of 15% and price increases of 4%. In-Process Separation sales increased 20%, due to increased volumes of 11% and higher selling prices of 9%. Additive Technologies net sales decreased 3% due to lower volumes and the impact of exchange rate changes, which were partially offset by price increases.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $526.7, or 67.4%, of net sales in the first six months of 2012, compared with $483.4, or 70.8%, of net sales in the first six months of 2011. Total manufacturing costs increased by $43.3 due mostly to higher period costs of $25.3, $24.6 of higher costs from increased volumes in the Engineered Materials and In-Process Separation segments, higher raw materials costs of $4.9, and higher freight of $1.8. We incurred restructuring charges of $2.3 in the first six months of 2012, primarily related to mitigation of continuing costs following the future separation of Coating Resins, compared to $0.5 in 2011 for the adjustments to previous restructuring charges. These increases in manufacturing costs of sales were partially offset by the impact of foreign exchange rate changes, which decreased costs by $7.9, and favorable fixed cost absorption of $7.2.

Selling and technical services expenses were $68.5 in the first six months of 2012 versus $64.5 in the first six months of 2011. Research and process development expenses were $26.1 versus $22.0 in the prior year. Administrative and general expenses were $62.8 versus $51.4 in the prior year. Overall operating expenses increased $19.5, from $137.9 in 2011 to $157.4 in the first six months of 2012, primarily due to higher costs of approximately $10.2 to support increased demand in our growth businesses, higher restructuring costs of $9.2 in 2012 related to our effort to mitigate continuing costs following the future separation of Coating Resins, as well as $1.4 for accelerated depreciation related to the sale of our Stamford research labs treated as a financing transaction. These increases were offset by a favorable impact from changes in exchange rates of $2.5.

Amortization of acquisition intangibles was $1.7 and $1.6 in the first six months of 2012 and 2011, respectively.

In the first six months of 2011 we completed the sale of a former manufacturing site in Bogota, Colombia and recorded a $3.3 gain on sale of assets.

Other expense, net was $1.0 in the first six months of 2012 compared with $6.3 in the first six months of 2011. In the first six months of 2011, other expense, net includes net environmental charges of $4.4, primarily related to increases in environmental liabilities at two specific inactive sites with new remedial design requirements.

For the six months ended June 30, 2012 and 2011, we recorded losses on early extinguishment of debt of $0.2 and $0.3, respectively.

Interest expense, net was $17.0 in the first half of 2012 compared with $18.8 in the prior year. The decrease of $1.8 is primarily due to higher capitalized interest and interest income in 2012, partially offset by interest on the partial drawdown of the revolving credit facility in the second quarter of 2012.

The effective tax rate for continuing operations for the six months ended June 30, 2012 was a tax provision of 50.1% ($39.1) compared to 26.0% ($9.5) for the six months ended June 30, 2011. For the six months ended June 30, 2012, the rate was unfavorably impacted by net discrete tax expenses of $14.5 attributable to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries.

Net earnings from continuing operations for the first six months of 2012 was $38.9 ($0.83 per diluted share), an increase of $10.4 from $28.5 ($0.57 per diluted share) reported for the same period in 2011. Included in continuing operations for the first half of 2012 were after-tax restructuring charges of $7.8 ($0.17 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $2.9 ($0.06 per diluted share) related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.9 after-tax ($0.02 per diluted share) for the sale of our Stamford facility treated as a financing transaction. Also included in the first six months of 2012 is an income tax provision of $14.5 ($0.31 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the potential sale of Coating Resins. Included in continuing operations for the first six months of 2011 was $0.3 of after-tax restructuring costs, after-tax charges of $2.7 for the increase to environmental accruals at an inactive site in the U.S. for updated estimated remediation costs, and the after-tax gain of $2.0 on the sale of the former manufacturing site in Bogota, Colombia. For the six months ending June 30, 2012 and 2011, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coating Resins segment of $34.8 and $34.6, respectively, and $1.0 for the six months ended June 30, 2011 for costs previously allocated to the operations of our former Building Block Chemicals segment.

Earnings from discontinued operations, net of tax, were $50.9 for the first six months of 2012 compared to $91.3 for the comparable period in 2011. The earnings for 2012 reflect the results of our former Coatings segment. In the first half of 2012, discontinued operations included the following after-tax items: charges of $9.8 related to the sale of Coating Resins, and a charge of $1.2 related to an increase in the environmental liability at a certain site for new remedial design requirements. For the first six months of 2012, discontinued operations also included $7.0 of income tax expense related to the requirement of establishing a tax liability on a portion of the un-repatriated earnings of certain foreign subsidiaries to be sold as part of the sale of Coating Resins. The 2011 earnings reflect the results of our former Coating Resins segment and our former Building Block Chemicals segment, prior to its sale in the first quarter of 2011. The results in the six months ended June 30, 2011, include the net after-tax gain of $34.6 resulting from the completion of the sale of our former Building Block Chemicals segment in the first quarter of 2011.

Net earnings for the six months ended June 30, 2012 was $88.8 ($1.90 per diluted share), which is a $29.5 decrease from the net earnings of $118.3 ($2.36 per diluted share) in the same period in 2011.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Engineered Materials

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$277.8	$242.3	15%	3%	12%	0%
Latin America	2.4	1.7	41%	1%	40%	0%
Asia/Pacific	29.8	18.7	59%	4%	55%	0%
Europe/Middle East/Africa	138.4	114.3	21%	4%	17%	0%

Total	$448.4	$377.0	19%	4%	15%	0%

Net sales increased 19%, primarily due to increased selling volumes of 15%. The higher selling volumes for the six months ended June 30, 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases across the military, civil rotorcraft and certain segments within the business and regional jet market. Selling prices increased 4% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $83.7, or 19% of sales in 2012, compared with $53.2, or 14% of sales in 2011. The $30.5 increase in earnings was generated by increased marginal income due to higher selling volumes of $34.6, increased selling prices of $13.6, increased fixed cost absorption of $7.5 due to increased production levels, net of the impact of the carbon fiber line being down for two weeks during the second quarter for scheduled maintenance, and $4.0 of favorable foreign exchange impact. These positive impacts to earnings were partially offset by higher manufacturing and freight costs of $21.4 due to increased spending to meet increased production demands, and $5.2 of higher operating expenses due to continued investments in technology in support of new growth programs, wage inflation, increased benefit costs, a bad debt provision, $1.7 of cost inflation inclusive of cost reductions including reductions in manufacturing waste, and $1.0 of incentives for union negotiations.

In-Process Separation

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$53.3	$47.3	13%	15%	-2%	0%
Latin America	55.9	49.5	13%	6%	7%	0%
Asia/Pacific	44.0	39.7	11%	3%	7%	1%
Europe/Middle East/Africa	38.6	23.8	62%	11%	52%	-1%

Total	$191.8	$160.3	20%	9%	11%	0%

Net sales were up 20%, primarily due to higher selling volumes of 11% and higher selling prices of 9%. The volume increase reflects strong demand for mining products in the alumina and copper markets and for phosphine derivative products. Selling prices increased across most product lines to more than offset higher raw material costs.

Earnings from operations were $50.0, or 26% of sales in 2012, compared with $32.0, or 20% of sales in 2011. The $18.0 increase in earnings is principally due to higher selling prices of $13.7, higher selling volumes of $11.7, a favorable impact from changes in exchange rates of $2.4, and net favorable fixed cost absorption of $1.1 on higher production levels to support increased volumes. This is partially offset by higher costs to support accelerated growth with increased operating expenses of $4.9 due to increased headcount, additional period costs of $3.2, higher freight and warehousing of $1.5 on increased volumes and higher raw material cost of $1.5.

Additive Technologies

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$63.1	$60.0	5%	7%	-2%	0%
Latin America	11.0	12.1	-9%	16%	-20%	-5%
Asia/Pacific	35.5	33.4	6%	1%	4%	1%
Europe/Middle East/Africa	32.2	40.2	-20%	5%	-19%	-6%

Total	$141.8	$145.7	-3%	5%	-6%	-2%

Net sales decreased 3%. The selling price increase of 5% was offset by the impact of lower volume principally in specialty additives.

The selling price increases reflect our efforts to recover the higher raw material costs. Selling volumes decreased primarily due to reduced demand for specialty additives products in Europe, reflecting a slow economy, and also, lower demand in North America. We experienced strong demand for polymer additives in North America and Asia Pacific which was offset by reduced volumes in Europe. The impact of changes in exchange rates lowered sales by 2%.

Earnings from operations were $20.1 or 14% of sales in 2012, compared with $19.1 or 13% of sales in 2011. The $1.0 increase in earnings is due to price increases of $8.4 which were offset by lower volumes of $4.2 and increase material costs of $1.7. Period costs were lower due to decreased freight costs resulting from the lower sales volumes. Period cost absorption was unfavorable by $1.5 resulting from lower specialty additives sales demand. The negative exchange impact on sales was entirely offset by favorable impacts on raw materials and other costs.

LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2012, our cash balance was $590.6 compared with $415.8 at December 31, 2011. At June 30, 2012, approximately 44% of our cash was located outside of the U.S.

Net cash provided by continuing operations

Net cash provided by operating activities of continuing operations was $30.2 in 2012 compared with $12.3 in 2011. Inventory increased $43.7 due to increased demand and higher production volumes in Engineered Materials and In-Process Separation. Inventory average days on hand were at 78 days for the second quarter of 2012, which is up compared to the 2011 fourth quarter average of 68 days. Trade accounts receivable increased $34.5 due to higher sales with average days outstanding of 50 days for the second quarter of 2012, which is slightly higher than the 2011 fourth quarter average of 49 days. Accounts payable increased by $21.7 due to higher purchases reflecting higher demand levels compared to the fourth quarter of 2011. Second quarter 2012 accounts payable average days outstanding were 57 days compared to the fourth quarter 2011 average of 51 days. We disclosed in our 2011 Annual Report on Form 10-K that we expected to contribute $40.7 and $11.2, respectively, to our pension and postretirement plans in 2012. Expected contributions to our continuing plans were $35.5 and $11.2. Through June 30, 2012, actual contributions to our continuing pension and postretirement plans were $18.3 and $7.4, respectively.

Net cash used in investing activities of continuing operations was $79.0 in 2012 compared to $32.4 in 2011. In the first six months of 2012, we used $28.6 in cash to acquire a business in India to increase our manufacturing capacity in our In-Process Separation segment, as discussed in Note 4 of the Consolidated Financial Statements. In the first six months of 2011, we received proceeds of $3.4 from sales of certain real estate and facilities of a former site. Capital spending for the first half of 2012 was $50.4 compared to $35.8 in 2011. Capital spending in 2012 is primarily attributable to investments for the strategic expansion of our growth businesses within the Engineered Materials and In-Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had been put on hold since the first quarter of 2009, to support the growing demand for carbon fiber materials in the aerospace industry. The project is expected to be completed by the end of 2013, with industrial fiber production expected in 2015 and aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with commercial production expected to occur in 2015. In the first half of 2012, we also began expansion of our phosphine plant in Canada for our In Process Separation segment, expected to be completed in 2014. Our total capital spending for 2012 is expected to be approximately $175.0 for continuing operations.

Net cash provided by financing activities in 2012 was $183.8, compared to cash used in financing activities of $63.4 in 2011. During the first six months of 2012, we received net proceeds of $178.2 from short and long term borrowings, primarily related to the net borrowings of $170.0 from our revolving credit facility, which was drawn down for the purpose of funding the Umeco acquisition, which closed in July. We also received $16.3 of proceeds from stock option exercises, and had $4.5 of excess tax benefits related to share-based payments in the first half of 2012. These proceeds were offset primarily by $14.5 of cash dividends paid during the first six months of 2012.

Share repurchases

There were no repurchases of shares of our common stock in the first six months of 2012. Approximately $197.9 remained authorized under our stock buyback program as of June 30, 2012. We anticipate repurchases will be made from time-to-time on the open market or in private transactions and will be utilized for share-based compensation plans and other corporate purposes.

Dividends

On April 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 25, 2012 to shareholders of record as of May 10, 2012. Cash dividends paid in the second quarter of 2012 and 2011 were $5.8 and $6.1, respectively, and for the six months ended June 30, 2012 and 2011 were $14.5 and $15.1, respectively. Dividends paid in the first six months of 2012 and 2011 include $3.0 and $2.8, respectively, paid by a majority owned subsidiary to its minority shareholder. On July 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 24, 2012 to shareholders of record as of August 10, 2012.

Net cash provided by discontinued operations

Net cash provided by operating activities of discontinued operations for the first six months of 2012 was $49.6, compared to cash provided of $29.6 for the first half of 2011. For 2012 and 2011, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, and also included the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment for 2011. In 2011, cash used includes a tax payment of $13.3 related to the gain on the sale.

Net cash used in investing activities of discontinued operations was $8.5 in 2012, compared to net cash provided of $141.0 in 2011. For 2012, net cash used consist of $12.5 of capital expenditure in the Coating Resins business, offset by proceeds of $4.0 from the sale of assets. In the first six months of 2011, we received cash proceeds of $158.8, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale, and $15.5 of capital spending for the former Coating Resins segment.

Funding of future cash requirements

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash and from internal cash generation. However, from time to time, based on such factors as local tax regulations, prevailing interest rates, our plans for capital investment, acquisitions, or other investments, it may make economic sense to utilize our existing credit lines in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have $170.0 of borrowings outstanding under the agreement as of June 30, 2012, for the purpose of funding the Umeco transaction. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At June 30, 2012, we have $230.0 of the facility available to us.

Use of cash

We have generated a significant amount of cash in recent years. In 2012, our use of cash priority is to invest in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions for our growth product lines, such as the March 2012 acquisition of the manufacturing assets of a privately held Indian company for $36.1, which will increase our metal extraction capacity for our In-Process Separation segment, and the acquisition of Umeco plc for approximately $439.0 to strengthen our position as a leading manufacturer of advanced composite materials, while offering significant opportunities for growth and value creation. We will continue to look to buy back our debt if available at reasonable prices and return excess cash to shareholders through dividends and share repurchases when it is prudent to do so. We have approximately $197.9 of buyback authorized as of June 30, 2012.

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

Reference is also made to Note 13 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $26.4 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.

OTHER

2012 OUTLOOK

In our July 19, 2012 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2012 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

Critical Accounting Policies

See “Critical Accounting Policies” under Item 7A of our 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2012, as updated by the Current Report on Form 8-K filed with the SEC on April 19, 2012, related to our changes in reportable segments, and incorporated by reference herein. There were no changes to our critical accounting policies, except as related to depreciation, as discussed in Note 3 of the notes to the consolidated financial statements.

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

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to successfully conclude changes to our business portfolio through acquisitions and divestitures; our ability to successfully integrate our acquired businesses; our ability to maintain or improve current ratings on our debt; our ability to obtain financing or borrow fully against committed lines, changes in financial conditions or the financial status of our existing lenders markets; changes in global and regional economies; the financial well-being of our customers and the end consumers of our products; changes in demand for our products or in the quality, costs and availability of our raw materials and energy; customer inventory reductions; the actions of competitors; currency and interest rate fluctuations; technological change; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; new laws and regulations or changes in their interpretation, including those related to taxation, global warming and those particular to the purchase, sale, storage and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; short or long-term climate changes; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we or our customers operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms “Cytec,” “Company,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)

For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 24, 2012, as updated by the Current Report on Form 8-K filed with the SEC on July 19, 2012, related to our changes in reportable segments, and incorporated by reference herein. Other 2012 financial instrument transactions include:

Interest Rate Risk: At June 30, 2012, our outstanding borrowings consisted of $10.8 of short-term borrowings and $807.2 of long-term debt. The long-term debt had a carrying and face value of $807.2 and $807.7, respectively, and a fair value of approximately $900.4.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of June 30, 2012, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At June 30, 2012, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $324.8. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2012, was approximately $1.0. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2012 would decrease by approximately $35.3. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

There were no changes in internal controls during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 11 to the Consolidated Financial Statements herein and in Note 11 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Item 1A. RISK FACTOR

The following risk factor was updated in the second quarter of 2012.

Our acquisition of Umeco involves a number of integration risks. The occurrence of any of the events described in these risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market price of our common stock to decline.

Successful integration of Umeco is critical to our business and strategic plans. If we are unable to successfully integrate Umeco into our business in an efficient and effective manner, or at all, we could fail to realize all of the anticipated benefits of the acquisition, such as increased revenue, cost savings, synergies and growth opportunities, within the anticipated time frame or at all. The integration process could disrupt our business and an unsuccessful integration could have a material adverse effect on our business, financial results and results of operations. In addition, the integration could result in unanticipated problems, expenses, liabilities, competitive responses and diversion of management’s attention and may cause the market price of our common stock to decline. Potential difficulties of integration include, among others: (1) inability to successfully integrate operations, technologies, products, personnel and business systems; (2) unanticipated issues in integrating information, communications and other systems; (3) retaining key employees; (4) retaining customers; (5) preserving strategic relationships; (6) integrating legal and financial controls; (7) diversion of management’s attention from ongoing business concerns; (8) integrating geographically separate organizations; (9) tax issues; and (10) complying with laws, rules and regulations in multiple jurisdictions, including employment regulations and U.S. export controls. Additional risks could also have a material adverse effect on our business, financial results and results of operations.

Item 6. EXHIBITS

(a). Exhibits

See Exhibit Index on page 38 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and
Chief Financial Officer

August 6, 2012

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2012 and 2011

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.