Form 10-Q
period 2012-09-30
CYTEC INDUSTRIES INC/DE/
filed 2012-11-08
CIK 912513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 45,590,943 shares of common stock outstanding at October 31, 2012.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

10-Q Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$455.4	$363.4	$1,237.4	$1,046.4
Manufacturing cost of sales	320.8	256.0	847.3	739.4
Selling and technical services	36.5	29.3	105.0	93.8
Research and process development	13.4	10.9	39.5	32.9
Administrative and general	37.9	20.6	100.8	72.0
Amortization of acquisition intangibles	3.4	0.8	5.1	2.4
Gain on sale of assets	—	—	—	3.3

Earnings from operations	43.4	45.8	139.7	109.2
Other (expense) income, net	(0.3)	1.3	(1.3)	(4.9)
Net loss on early extinguishment of debt	—	—	0.2	0.3
Equity in losses of associated companies	(0.1)	—	(0.1)	—
Interest expense, net	7.0	8.6	24.0	27.4

Earnings from continuing operations before income taxes	36.0	38.5	114.1	76.6
Income tax provision	5.0	13.1	44.2	22.6

Earnings from continuing operations	31.0	25.4	69.9	54.0

Earnings from operations of discontinued business, net of tax	38.3	23.1	89.2	79.8
Net (loss) gain on sale of discontinued operations, net of tax	(15.5)	—	(15.5)	34.6

Earnings from discontinued operations, net of tax	22.8	23.1	73.7	114.4

Net earnings	53.8	48.5	143.6	168.4
Less: Net earnings attributable to noncontrolling interests	(0.5)	(0.6)	(1.5)	(2.2)

Net earnings attributable to Cytec Industries Inc.	$53.3	$47.9	$142.1	$166.2

Comprehensive income (loss)	$89.8	$(41.1)	$172.3	$158.0
Less: Comprehensive income attributable to noncontrolling interest	(0.6)	(0.6)	(1.3)	(2.2)

Comprehensive income (loss) attributable to Cytec Industries Inc.	$89.2	$(41.7)	$171.0	$155.8

Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$0.67	$0.52	$1.52	$1.10
Discontinued operations (net of noncontrolling interests)	0.48	0.47	1.56	2.29

	$1.15	$0.99	$3.08	$3.39

Diluted earnings per common share
Continuing operations	$0.66	$0.52	$1.49	$1.09
Discontinued operations (net of noncontrolling interests)	0.47	0.46	1.54	2.26

	$1.13	$0.98	$3.03	$3.35

Dividends per common share	$0.125	$0.125	$0.375	$0.375

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$189.5	$415.8
Trade accounts receivable, less allowance for doubtful accounts of $4.8 and $1.3 in 2012 and 2011, respectively	270.5	184.2
Other accounts receivable	34.3	28.3
Inventories	284.7	186.5
Deferred income taxes	31.6	34.9
Other current assets	24.0	13.4
Current assets held for sale	456.7	424.7

Total current assets	1,291.3	1,287.8

Investment in associated companies	2.4	—

Plants, equipment and facilities, at cost	1,296.2	1,109.8
Less: accumulated depreciation	(490.6)	(385.1)

Net plant investment	805.6	724.7

Acquisition intangibles, net of accumulated amortization of $40.1 and $34.7 in 2012 and 2011, respectively	195.2	12.2
Goodwill	528.3	314.5
Deferred income taxes	4.4	16.3
Other assets	87.1	87.1
Non-current assets held for sale	1,041.6	1,094.1

Total assets	$3,955.9	$3,536.7

Liabilities
Current liabilities
Accounts payable	$166.0	$118.9
Short-term borrowings	6.9	3.5
Current maturities of long-term debt	136.7	—
Accrued expenses	185.2	126.1
Income taxes payable	47.5	20.8
Deferred income taxes	1.5	0.6
Current liabilities held for sale	288.8	252.0

Total current liabilities	832.6	521.9

Long-term debt	529.9	635.9
Pension and other postretirement benefit liabilities	243.2	277.0
Other noncurrent liabilities	197.6	208.3
Deferred income taxes	102.0	41.2
Non-current liabilities held for sale	173.0	159.1
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,601,235 in 2012 and 49,586,198 in 2011	0.5	0.5
Additional paid-in capital	463.5	461.2
Retained earnings	1,601.2	1,476.4
Accumulated other comprehensive loss	(37.6)	(66.5)
Treasury stock, at cost, 3,455,087 shares in 2012 and 4,077,360 shares in 2011	(155.0)	(185.0)

Total Cytec Industries Inc. stockholders’ equity	1,872.6	1,686.6

Noncontrolling interests	5.0	6.7
Total equity	1,877.6	1,693.3

Total liabilities and stockholders’ equity	$3,955.9	$3,536.7

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions, except per share amounts)

Nine months ended September 30,	2012	2011
Cash flows provided by (used in) operating activities
Net earnings	$143.6	$168.4
Earnings from discontinued operations	(73.7)	(114.4)

Earnings from continuing operations	69.9	54.0

Noncash items included in earnings from continuing operations:
Depreciation	43.4	33.8
Amortization	8.8	6.5
Share-based compensation	9.7	8.9
Deferred income taxes	10.4	25.2
Gain on sale of assets	—	(3.3)
Loss on early extinguishment of debt	0.2	0.3
Unrealized loss on derivative instruments	2.9	3.7
Changes in operating assets and liabilities (excluding effects of acquisitions and divestitures):
Trade accounts receivable	(18.1)	(39.2)
Other receivables	7.3	5.4
Inventories	(37.2)	(31.4)
Other assets	(0.9)	(1.2)
Accounts payable	(9.2)	26.5
Accrued expenses	16.2	1.7
Income taxes payable	19.7	(14.4)
Other liabilities	(19.2)	(45.0)

Net cash provided by operating activities of continuing operations	103.9	31.5
Net cash provided by operating activities of discontinued operations	82.1	64.2

Net cash provided by operating activities	186.0	95.7

Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(84.3)	(56.5)
Acquisitions of businesses, net of cash received	(445.4)	—
Net proceeds received on sale of assets	—	3.4

Net cash used in investing activities of continuing operations	(529.7)	(53.1)
Net cash provided by investing activities of discontinued operations	97.4	128.6

Net cash (used in) provided by investing activities	(432.3)	75.5

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	214.2	—
Payments on long-term debt	(202.4)	(5.9)
Change in short-term borrowings, net	2.9	(2.0)
Cash dividends paid	(20.2)	(21.2)
Proceeds from the exercise of stock options	19.7	6.6
Purchase of treasury stock	—	(130.7)
Excess tax benefits from share-based payment arrangements	4.6	1.1
Other	(1.1)	11.0

Net cash provided by (used in) financing activities	17.7	(141.1)

Effect of currency rate changes on cash and cash equivalents	2.3	(7.1)

(Decrease) increase in cash and cash equivalents	(226.3)	23.0

Cash and cash equivalents, beginning of period	415.8	383.3

Cash and cash equivalents, end of period	$189.5	$406.3

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. The quarter results include the recently acquired Umeco plc as described in Note 4, Coating Resins as a discontinued operation, and the sale of the pressure sensitive adhesives product line as described in Note 5. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K filed with the SEC on April 19, 2012, related to the Company’s changes in reportable segments. All amounts reported in these financial statements are presented according to the realigned reportable segments, as described in Note 15. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

Historically, we had used the composite depreciation method for the Plants, Equipment and Facilities at the majority of our North American facilities. Under this method, all similar assets across these locations were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures and sales of assets had significantly reduced our composite asset base, and during 2011, we performed a full physical inventory of fixed assets at our composite locations. As part of this analysis, where appropriate, we made changes to certain asset records in our fixed assets system effective January 1, 2012 to segregate individual assets that had been installed together and had previously been combined into one item. We also reviewed the estimated useful lives of our assets at this more specific level.

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

For the three and nine months ended September 30, 2012, the changes described above resulted in an increase over our historical depreciation expense of approximately $1.3 and $3.8, respectively, before taxes, or approximately $0.9 and $2.5, respectively, after taxes, which represents a decrease of $0.02 and $0.05, respectively, to our basic and diluted earnings per share for the periods.

4. ACQUISITIONS

Acquisition of Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported as a separate segment.

The acquisition is accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Umeco assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill.

The preliminary allocation of the total purchase price as of July 20, 2012 is summarized below:

Cash	$3.0
Trade receivables	65.2
Inventories	57.2
Other current assets	20.0
Plants, equipment and facilities	69.4
Amortizable intangible assets	183.4
Goodwill	182.9
Deferred tax assets	0.4
Other non-current assets	3.5
Deferred tax liabilities	(59.2)
Other current and non-current liabilities	(102.0)

Total acquisition consideration allocation	$423.8

Based on our preliminary fair value measurement of assets acquired and liabilities assumed, we allocated $182.9 to goodwill for the significant opportunities for growth and value creation by expanding our presence in the industrial composites sector, as well as the expected synergies from combining the acquired business with our existing business. All of the goodwill was assigned to the new segment. For tax purposes, the estimated amount of goodwill deductible for tax purposes over a 5 year period is $7.1. The estimated goodwill non-deductible for tax purposes is approximately $175.8.

The following information provides details about the estimated step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

Inventories

As of the effective date of the acquisition, inventory is required to be measured at fair value. Raw materials and work in process are valued at book value which is assumed to be a reasonable proxy for fair value. The fair values for finished goods inventory were determined based on estimated selling prices less the sum of (a) costs of selling and (b) a reasonable profit allowance for the selling effort. The estimated net step-up in fair value for finished goods was $4.5.

Deferred taxes

In connection with the acquisition of Umeco, we acquired the stock of Umeco and therefore inherited the historical tax basis of its assets and liabilities, as well as its other tax attributes. As a result, we established deferred tax assets and liabilities with respect to the step-up to fair value of assets and liabilities for book purposes. We also inherited various tax uncertainties and valuation allowances, which were adjusted to reflect our judgments and estimates regarding the ultimate resolution of the items and consideration of the combined company activities. Any adjustments to our estimate of assets acquired and liabilities assumed may result in a change to our deferred tax assets and liabilities.

Property and equipment

As of the effective date of the acquisition, property and equipment are required to be measured at fair value. It is assumed that all property and equipment will be used in a manner that represents the highest and best use of those assets. The fair value of land assets was primarily determined through use of the market approach, while the fair value of land improvements and personal property (machinery and equipment and fixed assets – other) was primarily determined through use of the cost approach and corroborated with an income approach when appropriate. Our fair value adjustment to property and equipment has been made by obtaining an understanding of the nature, amount and type of Umeco property and equipment as of July 20, 2012. The estimated step-up in fair value for property and equipment was $6.4. The estimated step-up in fair value is preliminary and subject to change as we confirm the physical existence and condition of certain property and equipment and finalize assumptions.

Intangible assets include the following:

	Estimated Fair Value	Remaining Useful Lives (Years)
Customer relationships	$144.2	16
Technology - Structural Materials: Aerospace & Defense	$20.4	19
Technology - Structural Materials: Other industries	$7.8	5
Trademarks and trade names	$11.0	8

It is assumed that all intangible assets will be used in a manner that represents the highest and best use of those assets. The preliminary fair value of intangible assets was determined primarily using income approaches. This included the multi-period excess earnings valuation method for customer relationships and the relief-from-royalty valuation method for trademarks and trade names, and technology assets. Some of the more significant assumptions used in the development of intangible asset values, as applicable, include the amount and timing of projected future cash flows (including net sales, cost of sales, marketing, administrative and development expenses and working capital); the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset; and royalty rates. The fair values of the intangible assets included above are preliminary and subject to change.

The fair value of the assets acquired includes trade receivables of $65.2, virtually all of which are expected to be collected.

The purchase price allocation for the Umeco acquisition is preliminary and will be finalized upon collection of additional information regarding the fair values of assets and liabilities acquired. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of certain tangible assets and liabilities acquired, identifiable intangible assets, certain legal matters, income and non-income based taxes, and residual goodwill. During the three and nine months ended September 30 2012, we recognized expenses for acquisition related costs of approximately $4.3 and $7.2, respectively. These costs are included in the Unaudited Consolidated Statements of Income for the period ended September 30, 2012 under “Administrative and general.” From the acquisition date through September 30, 2012, we recorded net sales of $66.8 for the Umeco segment, and a corresponding net operating loss of $1.7, which includes the expensing of the aforementioned net step-up in fair value for purchased finished goods of $4.5.

The assets and liabilities arising from contingencies recognized as of the acquisition date are not significant to the consolidated financial statements.

Pro Forma Financial Information

The results of operations of Umeco have been included in the consolidated statements of operations since the acquisition date of July 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net revenue	$473.8	$446.6	$1,425.5	$1,310.1
Net income attributable to Cytec	$42.7	$27.5	$89.0	$61.3
Diluted earnings per share from continuing operations	$0.90	$0.56	$1.90	$1.23

These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects.

For the three months and nine months ended September 30, 2012, material non-recurring pro forma adjustments include the removal of costs related to the acquisition of Umeco of $14.9 and $19.0, respectively (including $10.6 and $11.8 of acquisition costs included in legacy Umeco’s consolidated statement of operations for the three and nine months ended September 30, 2012, respectively).

The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

Acquisition of manufacturing assets of Star Orechem International Private Limited

On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction for a total 1,848.2 Indian Rupees, or $36.1 at the March 30, 2012 exchange rate. The amount is subject to normal and customary adjustments. The acquisition is expected to increase our global capacity for our Metal Extraction Product line of our In-Process Separation segment by approximately 25%, and provides the ability to further expand production at the site. We are in the process of upgrading the capabilities of the acquired plant to meet our operating standards. Our expectation is that this work and all necessary permits will be completed and we will begin production of our mining chemical products by mid-2013. The results of operations of the acquired business have been included in our In-Process Separation segment since April 1, 2012. The acquisition was funded from our existing cash on hand and has been accounted for as an acquisition of a business.

We have allocated the purchase price to the following separately identifiable assets acquired and liabilities assumed as of March 30, 2012:

(In millions)
Inventories	$1.1
Other current assets	0.4
Plants, equipment and facility	6.3
Identifiable intangibles	1.2
Goodwill	26.3
Other, net	0.8

Total purchase price	$36.1

The goodwill recognized is largely attributable to the capacity and potential for future strategic growth. None of the goodwill recognized is expected to be deductible for income tax purposes. Approximately $7.5 of the purchase price was withheld at closing, to be paid upon achievement of certain capacity expansion and other milestones, resulting in net cash paid in the first quarter of 2012 of $28.6. As of September 30, 2012, none of the $7.5 has been paid.

The amount allocated to intangibles represents the fair value of non-compete agreements, which were determined based on an independent appraisal. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.

There were no material revenues or earnings related to SOIL included in our consolidated statement of income for the three and nine months ending September 30, 2012.

5. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued operations

Coating Resins

In the second quarter of 2012, we committed to a plan to sell the assets and liabilities of our Coating Resins business. In conjunction with the plan, on May 11, 2012, we announced our agreement to sell our pressure sensitive adhesives (“PSA”) product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0. As of June 30, 2012, we had met all the criteria for discontinued operations, and as a result, the results of operations of the former Coating Resins segment, including PSA, are reported as discontinued operations. The total assets and liabilities that are included as held-for-sale in our consolidated balance sheets as of September 30, 2012 are approximately $1,498.3 and $461.8, respectively, and exclude those related to the PSA product line, which were sold in July 2012, as noted below. The results of operations of the former Coating Resins segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. The results of the PSA product line are included in discontinued operations up through its sale on July 31, 2012. All previously reported financial information has been revised to conform to the current presentation.

On July 31, 2012, we completed the sale of the PSA product line to Henkel under the terms noted above, subject to post-closing working capital adjustments. In August, we received cash consideration of $112.8 from the sale. For both the three and nine months ended September 30, 2012, we recorded an after-tax gain on the sale of $8.3, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

On October 9, 2012, we entered into a definitive agreement to divest our remaining Coating Resins business to Advent International, a global private equity firm for $1,032.0 plus assumed liabilities of $118.0 bringing the total value to $1,150.0. The sale is expected to close following the satisfaction of regulatory requirements and other customary closing conditions. As a result, we recorded an after-tax charge of $23.8 in the third quarter of 2012 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the definitive agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

Building Block Chemicals

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our former Building Block Chemicals segment (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received initially from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. For the nine months ended September 30, 2011, we recorded an after-tax gain on the sale of $34.6, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented.

The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and nine months ended September 30, 2012 and 2011, related to our former Coatings Resins (“Coatings”) and Building Block Chemicals (“BBC”) segments.

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Coatings	BBC	Total	Coatings	BBC	Total
Net sales	$364.3	$0.0	$364.3	$415.0	$0.0	$415.0

Earnings from operations of discontinued businesses before income taxes (1)(2)	$54.3	$0.0	$54.3	$27.7	$0.0	$27.7
Income tax expense on operations (1)(2)	(16.0)	0.0	(16.0)	(4.6)	0.0	(4.6)
Gain on sale of discontinued operations	21.4	0.0	21.4	0.0	0.0	0.0
Income tax expense on gain on sale	(13.1)	0.0	(13.1)	0.0	0.0	0.0
Adjust carrying value to fair value, less cost to sell	(25.4)	0.0	(25.4)	0.0	0.0	0.0
Income tax benefit on carrying value adjustment	1.6	0.0	1.6	0.0	0.0	0.0

Earnings from discontinued operations, net of tax	$22.8	$0.0	$22.8	$23.1	$0.0	$23.1

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Coatings	BBC	Total	Coatings	BBC	Total
Net sales	$1,163.3	$0.0	$1,163.3	$1,295.9	$96.2	$1,392.1

Earnings from operations of discontinued business before income taxes (1)(2)	$140.2	$0.0	$140.2	$100.4	$10.0	$110.4
Income tax expense on operations (1)(2)	(51.0)	0.0	(51.0)	(28.5)	(2.1)	(30.6)
Gain on sale of discontinued operations	21.4	0.0	21.4	0.0	55.3	55.3
Income tax expense on gain on sale	(13.1)	0.0	(13.1)	0.0	(20.7)	(20.7)
Adjust carrying value to fair value, less cost to sell	(25.4)	0.0	(25.4)	0.0	0.0	0.0
Income tax benefit on carrying value adjustment	1.6	0.0	1.6	0.0	0.0	0.0

Earnings from discontinued operations, net of tax	$73.7	$0.0	$73.7	$71.9	$42.5	$114.4

(1)	Included in earnings of discontinued operations and income tax expenses for the three and nine months ending September 30, 2012 and 2011 were the following items:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Costs related to Coating Resins sale process	$4.5	$—	$19.7	$—
Net restructuring charges	0.6	8.8	0.3	20.2
Environmental liability increase	—	—	1.7	—

Total charges before taxes	$5.1	$8.8	$21.7	$20.2

Net tax benefit on above charges	(1.7)	(2.9)	(7.3)	(6.1)

Tax expense on estimated un-repatriated earnings from anticipated sale of Coating Resins	—	—	7.0	—

Total tax	(1.7)	(2.9)	(0.3)	(6.1)

Total expense impact on discontinued operations, net of tax	$3.4	$5.9	$21.4	$14.1

(2)	The assets and liabilities of the Coating Resins segment were reclassified to held-for-sale effective June 30, 2012. Accordingly, depreciation and amortization were no longer recorded on these assets beginning July 1, 2012.

Assets and liabilities held for sale

The assets and liabilities of the former Coating Resins segment, including the PSA product line, are reported as assets and liabilities held for sale as of December 31, 2011. The PSA product line was divested during the third quarter of 2012. The following table displays a summary of the assets and liabilities held for sale as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Assets
Trade accounts receivable, net	$234.1	$212.4
Inventories, net	191.0	187.8
Other current assets	31.6	24.5
Plants, equipment and facilities, net	417.9	389.8
Acquisition intangibles, net	248.9	291.2
Goodwill, net	325.5	361.2
Other assets	49.3	51.9

	$1,498.3	$1,518.8

Liabilities
Accounts payable	$181.1	$162.7
Accrued liabilities (1)	106.8	88.1
Pension and other postretirement benefits	59.8	60.4
Deferred income taxes	55.0	37.1
Other liabilities (1)	59.1	62.8

	$461.8	$411.1

Net assets held for sale	$1,036.5	$1,107.7

(1)	As of September 30, 2012 and December 31, 2011, the aggregate environmental related accruals included in liabilities held for sale were $35.6 and $32.9, respectively, of which $3.1 and $3.1 for each period, respectively, is included in accrued liabilities in the table above, with the remainder included in other liabilities.

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

6. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Manufacturing cost of sales	$0.8	$0.2	$3.1	$0.8
Selling and technical services	0.3	—	0.8	—
Research and process development	—	—	0.5	—
Administrative and general	3.5	—	11.6	(0.1)

Total	$4.6	$0.2	$16.0	$0.7

Details of our 2012 restructuring initiatives are as follows:

In September 2012, we approved plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition. These plans resulted in a restructuring charge of $3.7 related to the severance of 28 positions. The initiatives are expected to be substantially completed by first quarter of 2013.

In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $11.6 in the second quarter and $0.8 in the third quarter associated with the elimination of 174 positions. These initiatives are expected to be substantially completed and paid by the end of by 2014.

The remaining reserve relating to the 2012 restructuring initiatives at September 30, 2012 is $14.5.

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

During the first nine months of 2012 we recorded a net favorable adjustment of $0.2. All costs have been paid in full as of September 30, 2012.

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

In the third quarter of 2012, we recorded an additional restructuring charge of $0.1. All of the aforementioned initiatives were substantially complete. The remaining reserve at September 30, 2012 of $0.1 relating to 2009 restructuring initiatives is expected to be paid through 2014.

Restructuring Initiatives:	2009	2010	2011	2012	Total
Balance December 31, 2010	$1.5	$1.5	$0.0	$0.0	$3.0

2011 charges (credits)	(0.3)	1.1	0.0	0.0	0.8
Non-cash items	0.0	0.0	0.0	0.0	0.0
Cash payments	(1.0)	(2.3)	0.0	0.0	(3.3)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance December 31, 2011	$0.2	$0.3	$0.0	$0.0	$0.5

First quarter charges (credits)	0.0	(0.1)	0.0	0.0	(0.1)
Non-cash items	0.0	0.0	0.0	0.0	0.0
Cash payments	(0.1)	(0.1)	0.0	0.0	(0.2)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance March 31, 2012	$0.1	$0.1	$0.0	$0.0	$0.2

Second quarter charges (credits)	0.0	(0.1)	0.0	11.6	$11.5
Non-cash items	0.0	0.0	0.0	0.0	0.0
Cash payments	0.0	0.0	0.0	(0.9)	(0.9)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance June 30, 2012	$0.1	$0.0	$0.0	$10.7	$10.8

Third quarter charges	0.1	0.0	0.0	4.5	$4.6
Non-cash items	0.0	0.0	0.0	(0.1)	(0.1)
Cash payments	(0.1)	0.0	0.0	(0.6)	(0.7)
Currency translation adjustments	0.0	0.0	0.0	0.0	0.0

Balance September 30, 2012	$0.1	$0.0	$0.0	$14.5	$14.6

7. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the grant date using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the nine months ended September 30, 2012 and 2011 are noted in the following table:

Nine months ended September 30,	2012	2011
Expected life (years)	6.2	6.2
Expected volatility	41.86%	40.00%
Expected dividend yield	1.01%	1.04%
Risk-free interest rate	2.11%	3.36%
Weighted-average fair value per option	$19.91	$20.83

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

Stock Award and Incentive Plan

The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. On April 19, 2012, our shareholders approved an amendment to the 1993 Plan to increase the shares issuable under the plan by 2,000,000. At September 30, 2012, there were approximately 6,200,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,500,000 shares reserved for issuance for all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2012 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,305,399	$42.71
Granted	470,809	50.33
Exercised	(719,150)	35.32
Forfeited	(45,692)	46.38

Outstanding at September 30, 2012	3,011,366	$45.62	5.8	$59.9

Exercisable at September 30, 2012	2,163,442	$44.50	4.7	$45.5

During the nine months ended September 30, 2012, we granted 470,809 stock options. The weighted-average grant-date fair value of the stock options granted during the nine months ended September 30, 2012 and 2011 was $19.91 and $20.83 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.7 and $1.8 during the three months ended September 30, 2012 and 2011, respectively, and $6.3 and $5.5 during the nine months ended September 30, 2012 and 2011, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30,

2012 and 2011 was $17.6 and $6.7, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the nine months ended September 30, 2012 and 2011 was $6.5 and $6.8, respectively.

As of September 30, 2012, there was $8.6 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.2 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $5.6 and $2.3 for the nine months ended September 30, 2012 and 2011, respectively. Cash received from stock options exercised was $19.7 and $6.6 for the nine months ended September 30, 2012 and 2011, respectively.

Cash-settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the nine months ended September 30, 2012 and 2011 was $0.4 and $0.1, respectively. The total amount of pre-tax expense (income) recognized for cash-settled SARS was $1.0 and $(1.6) for the nine months ended September 30, 2012 and 2011, respectively. The liability related to our cash-settled SARS was $1.9 at September 30, 2012 and $1.3 at December 31, 2011.

Non-vested stock, non-vested stock units and performance stock

The 1993 Plan provides for the issuance of non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2012 and 2011, and there were no outstanding performance stock awards as of September 30, 2012.

A summary of non-vested stock and non-vested stock units for the nine months ended September 30, 2012 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2012	180,930	$40.40
Granted	77,822	50.79
Vested	(38,745)	18.42
Forfeited	(5,225)	46.42

Nonvested at September 30, 2012	214,782	$47.73

During the nine months ended September 30, 2012, we granted 67,139 non-vested stock units to employees and 10,683 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted average fair value of the non-vested stock and non-vested stock units on the grant date was $50.79 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $1.1 and $0.7 for the three months ended September 30, 2012 and 2011, respectively, and $3.2 and $1.9 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $3.7 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Compensation cost related to all share-based compensation arrangements capitalized in inventory as of September 30, 2012 and December 31, 2011 was approximately $0.5 and $0.3, respectively.

As of September 30, 2012 and December 31, 2011, our additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $75.4 and $71.7, respectively.

In the second quarter of 2012, in an effort to retain key employees of the Coatings Resins business who could be impacted by the potential sale of Coating Resins, we agreed that if any such individual’s employment with Cytec is terminated as a result of a sale of Coating Resins, we would pay such employee an amount equal to the intrinsic value of any unvested options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we determined we had met all the criteria for discontinued operations, we determined that these certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards. As a result, as of September 30, 2012,

175,745 shares of options and 33,556 restricted stock units, which are included as outstanding in the above tables, are being accounted for as liability awards. Accordingly, we recorded a liability of $4.6 for these awards by reclassifying $1.7 of previously recognized expense out of additional paid in capital and recognized $1.7 and $2.9 of additional expense for the three and nine months ended September 30, 2012, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except net earnings in millions and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Earnings from continuing operations	$31.0	$25.4	$69.9	$54.0
Earnings from discontinued operations, net of tax	22.3	22.5	72.2	112.2

Net earnings attributable to Cytec Industries Inc.	$53.3	$47.9	$142.1	$166.2

Denominator:
Weighted average shares outstanding	46,359	48,364	46,190	49,076
Effect of dilutive shares:
Options and stock-settled SARS	669	380	599	507
Non-vested shares and units	125	90	127	83

Diluted average shares outstanding	47,153	48,834	46,916	49,666

Basic earnings per common share:
Earnings from continuing operations	$0.67	$0.52	$1.52	$1.10
Earnings from discontinued operations	0.48	0.47	1.56	2.29

Net earnings per common share attributable to Cytec Industries Inc.	$1.15	$0.99	$3.08	$3.39

Diluted earnings per common share:
Earnings from continuing operations	$0.66	$0.52	$1.49	$1.09
Earnings from discontinued operations	0.47	0.46	1.54	2.26

Net earnings per common share attributable to Cytec Industries Inc.	$1.13	$0.98	$3.03	$3.35

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Nine months ended September 30,	2012	2011
Options	295	859
Stock-settled SARS	0	1,149
Non-vested shares/units	0	1

Total	295	2,009

9. INVENTORIES

Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Finished goods	$188.8	$121.9
Work in progress	9.8	6.8
Raw materials and supplies	86.1	57.8

Total inventories	$284.7	$186.5

10. DEBT

Long-term debt, including the current portion, consisted of the following:

	September 30, 2012		December 31, 2011
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$25.0	$25.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.3	135.2	135.4
6.0% Notes Due October 1, 2015	249.6	249.3	250.0	249.8
8.95% Notes Due July 1, 2017	249.4	249.0	250.0	249.5
Other	8.0	8.0	1.2	1.2

Total debt	$667.2	$666.6	$636.4	$635.9
Less: current maturities	(136.7)	(136.7)	0.0	0.0

Long-term debt	$530.5	$529.9	$636.4	$635.9

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During the third quarter of 2012, we repurchased portions of our 6% notes due Oct 1, 2015 with a total carrying value of $0.4 for a total purchase price of $0.5 including accrued interest, resulting in a loss of less than $0.1. Net loss from our debt repurchases is included in net loss on early extinguishment of debt in the accompanying statement of income.

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

In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction, of which $25.0 remained outstanding as of September 30, 2012. At September 30, 2012, $375.0 was available for borrowing under the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

At September 30, 2012 and December 31, 2011, the fair value of our debt was $757.7 and $715.4, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 17. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted-average interest rate on all of our debt was 6.19% and 6.89%, as of September 30, 2012 and 2011, respectively. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2012 and 2011 was 0.78% and 0.78%, respectively.

11. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS

Environmental Matters

We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.

As of both September 30, 2012 and December 31, 2011, the aggregate environmental related accruals related to continuing operations was $69.4 of which $6.9 was included in accrued expenses, with the remainder included in other noncurrent liabilities. Environmental remediation spending for both the three months ended September 30, 2012 and 2011 was $0.9, and for the nine months ended September 30, 2012 and 2011 was $2.5 and $2.6, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the nine months ended September 30, 2012, based on additional information generated by site evaluations, we had a net increase in our environmental related accruals for continuing operations of $1.5 related to several sites.

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

The environmental accruals of our recent acquisition of Umeco have been included in the aggregate environmental related accruals related to continuing operations.

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

As of September 30, 2012 and December 31, 2011, the aggregate self-insured and insured contingent liability was $49.0 and $53.0, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.8 at September 30, 2012 and $22.1 at December 31, 2011. The asbestos liability included in the above amounts at September 30, 2012 and December 31, 2011 was $39.4 and $42.4, respectively, and the insurance receivable related to the liability as well as claims for past payments was $20.5 at September 30, 2012 and $21.8 at December 31, 2011. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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

The following table presents information about the number of claimants involved in asbestos claims with us:

	Nine months ended September 30, 2012	Year ended December 31, 2011
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	100	100

Number of claimants at end of period	8,000	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.

Our asbestos related contingent liabilities and related insurance receivables are based on an actuarial study performed by a third party, which is updated every three years. During the third quarter of 2012, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables, which updated our last study prepared in the third quarter of 2009. The study is based on, among other things, the incidence and nature of historical claims data through June 30, 2012, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

As a result of our findings, we recorded a decrease of $2.1 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $1.0 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease is attributable to lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivable is a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48% of our future indemnity costs. We have completed coverage in place agreements with most of our larger insurance carriers.

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

12. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net earnings	$53.8	$48.5	$143.6	$168.4
Other comprehensive income (loss):
Accumulated pension liability, net of tax	7.2	(3.7)	16.2	6.0
Unrealized gains (losses) on cash flow hedges, net of tax	—	(0.1)	—	0.4
Foreign currency translation adjustments	28.8	(85.8)	12.5	(16.8)

Comprehensive income (loss)	$89.8	$(41.1)	$172.3	$158.0

Less: Comprehensive income attributable to noncontrolling interest	(0.6)	(0.6)	(1.3)	(2.2)

Comprehensive income (loss) attributable to Cytec Industries Inc.	$89.2	$(41.7)	$171.0	$155.8

13. INCOME TAXES

The effective tax rate for continuing operations for the three and nine months ended September 30, 2012 was a tax provision of 13.9% ($5.0) and 38.7% ($44.2), respectively, compared to a tax provision of 34.0% ($13.1) and 29.5% ($22.6) for the three and nine months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2012 was favorably impacted by a tax benefit of $8.5 attributable to the reversal of certain tax reserves due to the settlement of U.S. tax audits for the years 2004 through 2008, and for the nine months ended September 30, 2012 was unfavorably impacted by net discrete tax expenses of $14.5 attributable to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries. The effective tax rate for the three months ended September 30, 2011 was favorably impacted by a benefit of $3.8 related to the resolution of a foreign tax examination. In addition to the $3.8 benefit noted, the 2011 effective tax rate for the year to date period includes discrete net tax benefits of $1.6 attributable to several tax jurisdictions.

As of September 30, 2012, the amount of gross unrecognized tax benefits for continuing operations is $25.8 (excluding interest) of which $22.3 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2011 for continuing operations was $26.3 (excluding interest) of which $13.3 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $5.6 as of December 31, 2011, which decreased a net $2.3 primarily due to the reduction in interest accruals regarding the settlement of U.S. tax audits, thus resulting in a liability for the payment of interest of $3.3 as of September 30, 2012.

14. OTHER FINANCIAL INFORMATION

Dividends

On July 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 24, 2012 to shareholders of record as of August 10, 2012. Cash dividends paid in the third quarter of 2012 and 2011 were $5.7 and $6.1, respectively, and for the nine months ended September 30, 2012 and 2011 were $20.2 and $21.2, respectively. Dividends paid in the first nine months of 2012 and 2011 include $3.0 and $2.8, respectively, paid by a majority owned subsidiary to its minority shareholder. On October 18, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on November 26, 2012 to shareholders of record as of November 9, 2012.

Income taxes paid

Income taxes paid for the nine months ended September 30, 2012 and 2011 were $70.8 and $59.6, respectively.

Interest

Interest paid for the nine months ended September 30, 2012 and 2011 was $35.8 and $35.7, respectively. Interest income for the nine months ended September 30, 2012 and 2011 was $3.0 and $3.2, respectively.

Stock repurchases

In the first quarter of 2011, we repurchased 440,000 shares of our common stock at a total cost of $23.8. In the second quarter of 2011 we repurchased 415,000 shares of our common stock at a total cost of $23.0. In the third quarter of 2011 we repurchased 1,975,000 shares of our common stock at a total cost of $83.8. There were no repurchases in the first nine months of 2012. Approximately $197.9 remained authorized under our stock buyback program as of September 30, 2012. On October 9, 2012, our Board of Directors approved an additional $452.0 of stock buyback authorization, bringing the total authorization to $650.0.

15. SEGMENT INFORMATION

Segment changes

In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins segment, along with the pressure sensitive adhesives (“PSA”) product line and certain methyl acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which previously were included in our Engineered Materials and Additive Technologies segments, respectively, became part of our Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we also moved the formulated resins product line out of the Engineered Materials segment into the Additive Technologies segment. We believe our strategy, which realigned our reportable segments, will enable us to develop a more sustainable portfolio in the future that will drive earnings growth and a better return on our assets.

In July 2012, we completed the acquisition of Umeco plc, as further detailed in Note 4. The results of operations of Umeco are recorded as a separate segment. The Umeco segment includes composite and process materials, primarily for the aerospace and defense, wind energy, automotive, recreation and other industrial segments. The segment’s major product lines include high performance composites and process materials and solutions for the Aerospace, Automotive and Industrial markets. Its major high performance composite products consist of Aerospace-qualified prepregs and Industrial-grade prepregs that are applied to large commercial airliners, military aircraft, high performance automotive, defense, tooling, recreation, industrial and alternative energy. Umeco’s major process materials and solutions consists of vacuum bagging, release films and sealant tapes for the forming, infusion, and curing of composite structures. The net sales and earnings for the Umeco segment include only the activity since July 20, 2012, the date we completed the acquisition.

As discussed in Note 5, the former Building Block Chemicals and Coating Resins segments are reported as discontinued operations for all periods presented. Summarized segment information for our four continuing segments for the three and nine months ended September 30 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Sales:
Engineered Materials	$224.1	$199.3	$672.5	$576.2
Umeco (1)	66.8	—	66.8	—
In Process Separation	98.1	89.7	289.9	250.0
Additive Technologies
Sales to external customers	66.4	74.4	208.2	220.2
Intersegment sales	0.2	0.2	0.6	0.8

Net sales from segments	455.6	363.6	1,238.0	1,047.2
Elimination of intersegment revenue	(0.2)	(0.2)	(0.6)	(0.8)

Total consolidated net sales	$455.4	$363.4	$1,237.4	$1,046.4

	Three months ended September 30,				Nine months ended September 30,
	2012	% of Sales	2011	% of Sales	2012	% of Sales	2011	% of Sales
Earnings from operations:
Engineered Materials	$40.5	18%	$30.0	15%	$124.1	18%	$83.2	14%
Umeco (1)	(1.7)	–3%	—	—	(1.7)	–3%	—	—
In-Process Separation	24.4	25%	17.3	19%	74.4	26%	49.3	20%
Additive Technologies	9.6	14%	12.8	17%	29.8	14%	31.9	14%

Earnings from segments	72.8	16%	60.1	17%	226.6	18%	164.4	16%

Corporate and Unallocated, net (2)	(29.4)		(14.3)		(86.9)		(55.2)

Total earnings from operations	$43.4	10%	$45.8	13%	$139.7	11%	$109.2	10%

(1)	Umeco’s net sales and operating losses reflect the period from its acquisition on July 20, 2012 through September 30, 2012. Operating losses include $4.5 of expense of the Umeco inventory that was written up to fair value as of the acquisition date.
(2)	For the three and nine months ended September 30, 2012, corporate and unallocated includes restructuring charges of $4.6 and $16.0, respectively, for personnel reductions in the Umeco business and across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $4.3 and $7.2 related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.7 and $2.0, respectively, for the sale-leaseback of our Stamford facility treated as a financing transaction. For the three and nine months ended September 30, 2011, Corporate and Unallocated includes net pre-tax charges of $0.2 and $0.6, respectively, for restructuring charges, and a gain on the sale of assets of a certain Latin American subsidiary for $3.3 for the nine months ended September 30, 2011. Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $15.7 and $50.5 for the three and nine months ended September 30, 2012, and $15.5 and $50.1 for the three and nine months ended September 30, 2011. It also included costs previously allocated to the operations of our discontinued Building Block Chemicals segment of $0.0 and $1.0 for three and nine months ended September 30, 2011.

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES

The following is the activity in the goodwill balances for each segment.

	Engineered Materials	In-Process Separation	Additive Technologies	Umeco	Total
Balance, December 31, 2011:
Goodwill	$234.0	$52.7	$27.8	$—	$314.5

2012 Activity
2012 Acquisitions	—	26.3	—	182.9	209.2
Currency exchange	(0.1)	1.1	—	3.6	4.6

	(0.1)	27.4	—	186.5	213.8

Balance, September 30, 2012:

Goodwill	$233.9	$80.1	$27.8	$186.5	$528.3

In conjunction with our segment realignment discussed in Note 15, we completed a goodwill impairment test in the first quarter of 2012 and concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2012	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Technology-based	14.5	$53.1	$23.0	$(19.7)	$(17.7)	$33.4	$5.3
Marketing-related	9.9	16.3	5.0	(4.8)	(4.3)	11.5	0.7
Customer-related	15.8	165.9	18.9	(15.6)	(12.7)	150.3	6.2

Total		$235.3	$46.9	$(40.1)	$(34.7)	$195.2	$12.2

Amortization of acquisition intangibles for the three months ended September 30, 2012 and 2011 was $3.4 and $0.8, respectively, and for the nine months ended September 30, 2012 and 2011 was $5.1 and $2.4, respectively. As discussed in Note 4, we acquired $183.4 of amortizable intangibles in the third quarter of 2012 related to our Umeco acquisition.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2012 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2012	2013	2014	2015	2016	2017
Intangibles amortization expense	$9.2	$15.8	$15.5	$15.4	$15.1	$13.5

17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency Forward Contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other (expense) income, net.

At September 30, 2012, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $573.2. Of this total, $419.8 was attributed to the exposure in forward selling/purchase of USD. The remaining $153.4 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net unfavorable fair values of currency contracts, based on forward exchange rates at September 30, 2012 and December 31, 2011 were $5.4 and $2.4, respectively.

Cash Flow Hedges

In the fourth quarter of 2011, we entered into a contract for the construction of certain manufacturing equipment, the payments of which are denominated in Swiss francs (CHF), and totaled approximately 7.3 CHF. These CHF payments exposed us to exchange rate fluctuations between CHF and USD. To hedge this risk, we entered into forward contracts to buy CHF and sell USD at agreed upon rates. To protect our consolidated earnings against the risk of foreign currency-related fluctuation associated with the forecasted CHF payments for the equipment, we designated the currency forward to buy CHF and sell USD on the forward’s maturity date (the “hedging instrument”) as a cash flow hedge of the foreign currency risks associated with our capitalization of the first, previously unhedged, forecasted CHF-denominated invoices.

All of our forward contracts treated as a cash flow hedge were settled as of September 30, 2012, resulting in a net loss of approximately $0.1. At December 31, 2011, the notional amount of the forward contracts designated as a cash flow hedge was approximately $4.2, and the unrealized loss as of December 31, 2011 was approximately $0.1. There was no hedge ineffectiveness for the contracts in 2012.

Cross Currency Swaps

We have used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary).

The swaps were originally designated as cash flow hedges of the changes in value of the future Euro interest and principal receipts that resulted from changes in the USD to Euro exchange rates on certain Euro denominated intercompany loans receivable we have with one of our subsidiaries. Since the loans and underlying investment were denominated in Euros, we had foreign exchange exposure to the Euro/USD exchange rate changes. We hedged these foreign exchange exposures by using cross currency swaps with notional amounts of €207.9 ($250.0), which were expected to settle on October 1, 2015 (“ten year swaps”). At the initial principal exchange, we paid $250.0 and received €207.9 from counterparties. At the final exchange of the ten year swaps, originally expected to be October 1, 2015, we were to pay €207.9 and receive $250.0.

The swaps had fixed interest rates on both legs. We paid 4.52% interest per annum on the Euro notional amount and we received 6.0% interest per annum on the USD notional amount. The interest payment dates (April 1 and October 1) and Euro rates coincided with the Euro loans.

The swaps fixed the USD equivalent cash flows of the Euro loans and eliminated foreign exchange variability, since the notional amounts of the swaps equaled that of the loans, and all cash flow dates and interest rates coincided between the swaps and the loans; therefore no ineffectiveness was expected or occurred.

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a €41.6 portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to maintain the total notional amount of the ten year swaps at €207.9. With respect to this replacement swap, we paid 4.52% per annum on the Euro notional amount and received 5.80% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which was also expected to be on October 1, 2015. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps are highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

In July 2012, we terminated all of our outstanding cross currency swaps to take advantage of the declining value of the Euro and to prepare for the anticipated divestiture of Coating Resins. The final payment of approximately $1.8 to settle the swaps was based on the fair value of the swaps at the time of termination.

All cross currency swaps were recorded at fair value as either assets or liabilities. Each period we recorded the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to its de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/Euro exchange rate occurring during the period.

For cross currency swaps designated as a hedge of our net investment in Cytec Surface Specialties SA/NV, the fair value of the ten year swaps was calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to translation adjustments will remain in other comprehensive income (loss) until the complete or substantially complete liquidation of our investment in Cytec Surface Specialties SA/NV. We monitored the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing.

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

At September 30, 2012, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of September 30, 2012, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Cross currency swaps	Other current assets	$0.0	Other current assets	$0.3	Other noncurrent liabilities	$0.0	Other noncurrent liabilities	$13.5

Foreign currency forwards					Accrued expenses	0.0	Accrued expenses	0.1

Total derivatives designated as hedging instruments:		$0.0		$0.3		$0.0		$13.6

Derivatives not designated as hedging instruments:

Foreign currency forwards	Other current assets	4.7	Other current assets	0.3	Accrued expenses	10.1	Accrued expenses	2.7

Total derivatives not designated as hedging instruments:		$4.7		$0.3		$10.1		$2.7

Total derivatives		$4.7		$0.6		$10.1		$16.3

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Cross currency swaps	$3.4	$11.2		$—	$—		$—	$—

Derivatives in Cash Flow Hedging Relationships:	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Natural gas forwards	$—	$—	Manufacturing cost of sales	$—	$(2.1)	Other (expense) income, net	$—	$—

Total	$—	$—		$—	$(2.1)		$—	$—

Derivatives in Net Investment Hedge Relationships:	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Cross currency swaps	$7.8	$0.7		$—	$—		$—	$—

The following table summarizes the amount and location of gains (losses) recognized in income for our derivatives not designated as hedges for the three and nine months ended September 30, 2012 and 2011:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Foreign currency forwards	Other (expense) income, net	$(2.9)	$(5.8)	$(4.7)	$(1.8)

Total		$(2.9)	$(5.8)	$(4.7)	$(1.8)

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2012, we have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

A summary of the fair value measurements for each major category of derivatives at September 30, 2012 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(5.4)

Total	$(5.4)

As of September 30, 2012, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the nine months ended September 30, 2012. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 6 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

18. EMPLOYEE BENEFIT PLANS

Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three months ended September 30,	2012	2011	2012	2011
Service cost	$1.3	$1.2	$0.1	$0.3
Interest cost	10.4	10.6	1.7	3.2
Expected return on plan assets	(12.0)	(11.8)	(0.6)	(0.8)
Net amortization	6.9	5.6	(0.8)	(1.0)

Net periodic cost	$6.6	$5.6	$0.4	$1.7

	Pension Plans		Postretirement Plans
Nine months ended September 30,	2012	2011	2012	2011
Service cost	$4.3	$4.0	$0.8	$0.8
Interest cost	30.4	31.9	6.3	8.9
Expected return on plan assets	(36.2)	(36.0)	(1.6)	(2.2)
Net amortization	20.3	15.7	0.1	(4.4)
Curtailment gain (1)	—	0.1	—	(1.1)

Net periodic cost	$18.8	$15.7	$5.6	$2.0

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

	Pension Plans		Postretirement Plans
	2012	2011	2012	2011
Three months ended September 30,	$1.0	$0.8	$0.1	$0.3
Nine months ended September 30, (1)	$2.8	$2.8	$0.8	$(0.6)

(1)	Nine months ended September 30, 2011 includes a pension curtailment charge of $0.1 and a postretirement plan curtailment gain of $1.1 resulting from the sale of our former Building Block Chemicals segment, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

We disclosed in our 2011 Annual Report on Form 10-K that we expected to contribute $40.7 and $11.2, respectively, to our pension and postretirement plans in 2012. Expected contributions to our continuing plans were $35.5 and $11.2. Through September 30, 2012, actual contributions to our continuing pension and postretirement plans were $26.8 and $10.2, respectively.

In September 2012, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension and postretirement plans as of January 1, 2012, as well as the related 2012 expenses. As a result, we recorded an increase of $11.2 to our U.S. pension liabilities, with a corresponding decrease of $7.0 in accumulated other comprehensive income and an adjustment to deferred taxes for $4.2 to reflect the revised funded status. These adjustments increased the 2012 annual expense for these plans by approximately $0.8. We also recorded a decrease of $17.2 to our U.S. postretirement liability, with a corresponding increase of $10.7 in accumulated other comprehensive income and an adjustment to deferred taxes for $6.5 to reflect the revised funded status. These adjustments decreased the 2012 annual expense for the plan by approximately $2.8.

In September 2011, using updated demographic data, our actuaries revised the estimated funded status of our U.S. pension and postretirement plans as of January 1, 2011, as well as the related 2011 expenses. As a result, we recorded a decrease of $0.7 to our U.S. pension liabilities, with a corresponding increase of $0.4 in accumulated other comprehensive income and an adjustment to deferred taxes for $0.3 to reflect the revised funded status. These adjustments increased the 2011 annual expense for these plans by approximately $0.8. We also recorded an increase of $11.3 to our U.S. postretirement liability, with a corresponding decrease of $7.0 in accumulated other comprehensive income and an adjustment to deferred taxes for $4.3 to reflect the revised funded status. These adjustments increased the 2011 annual expense for the plan by approximately $1.7.

We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans, excluding plans of subsidiaries primarily dedicated to the discontinued Coating Resins segment, for the three months ended September 30, 2012 and 2011 were $5.0 and $4.8, respectively, and for the nine months ended September 30, 2012 and 2011 were $17.3 and $18.3, respectively. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans. Amounts included within these expenses that were charged to discontinued operations were approximately $0.7 for both the three months ended September 30, 2012 and 2011, and $2.3 and $3.4 for the nine months ended September 30, 2012 and 2011, respectively.

19. SUBSEQUENT EVENTS

As discussed in Note 5, on October 9, 2012, we entered into a definitive agreement to divest our Coating Resins business to Advent International, a global private equity firm for $1,032.0 plus assumed liabilities of $118.0 bringing the total value to $1,150.0. The sale is expected to close, following the satisfaction of regulatory requirements and other customary closing conditions.

As discussed in Note 14, on October 9, 2012, our Board of Directors approved an additional $452.0 of stock buyback authorization, bringing the total authorization to $650.0.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.

GENERAL

Overview

We are a global specialty chemicals and materials company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. Our strategy is to develop a robust, sustainable portfolio of businesses that provide sales and earnings growth, minimum operating margins of 10%, and a better return on assets by investing in and expanding our growth platforms while selectively monetizing or exiting non-strategic or under-performing businesses.

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

Acquisition of Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. Our consolidated financial results included in this MD&A include the results of the Umeco segment since July 20, 2012, the closing date of the acquisition of Umeco. Additionally, we have incurred costs of approximately $7.2 related to the acquisition, which are reflected in our consolidated financial results for the nine months ended September 30, 2012. See Note 4, “Acquisitions”, for further details.

With respect to our acquisition of Umeco, we filed a Current Report on Form 8-K on July 25, 2012, announcing the transaction. At that time, we expected to provide the financial statements and pro forma financial information required by items 9.01(a) and 9.01(b), respectively, on Form 8-K no later than 71 days from that date pursuant to Item 2.01 of Form 8-K. Upon analyzing the data after the acquisition, we determined that this transaction did not meet the threshold under the tests of significance and, as such, an amended Form 8-K was not required.

Discontinued operations

Coating Resins

In the second quarter of 2012, we committed to a plan to sell the assets and liabilities of our former Coating Resins segment. In conjunction with the plan, on May 11, 2012, we announced our agreement to sell our pressure sensitive adhesives (“PSA”) product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0. As of June 30, 2012, we had met all the criteria for discontinued operations, and as a result, the results of operations of the former Coating Resins segment, including PSA, are now reported as discontinued operations. The total assets and liabilities that are held for sale as of September 30, 2012 are approximately $1,498.3 and $461.8, respectively, and exclude those related to the PSA product line, which were sold in July 2012, as noted below. The results of operations of the former Coating Resins segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. The results of the PSA product line are included in discontinued operations up through its sale on July 31, 2012. All previously reported financial information has been revised to conform to the current presentation.

On July 31, 2012, we completed the sale of the PSA product line to Henkel under the terms noted above, subject to post-closing working capital adjustments. In August, we received cash consideration of $112.8 from the sale. For both the three and nine months ended September 30, 2012, we recorded an after-tax gain on the sale of $8.3, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

On October 9, 2012, we entered into a definitive agreement to divest our remaining Coating Resins business to Advent International, a global private equity firm for $1,032.0 plus assumed liabilities of $118.0 bringing the total value to $1,150.0. The sale is expected to close in the first quarter of 2013, following the satisfaction of regulatory requirements and other customary closing conditions. As a result, we recorded an after-tax charge of $23.8 in the third quarter of 2012 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the definitive agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

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

Segment realignment

We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with operational changes. Our latest strategic review of our operations resulted in business segment changes that became effective January 1, 2012. In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins segment, along with the PSA product line and certain methyl acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which previously were included in our Engineered Materials and Additive Technologies segments, respectively, became a part of the Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we moved the formulated resins business out of the Engineered Materials segment into the Additive Technologies segment. We believe our new strategy, which realigned our reportable segments, will enable us to develop a more sustainable portfolio in the future that will drive earnings growth and a better return on our assets.

As discussed in Note 5, the former Coating Resins and Building Block Chemicals segments are reported as discontinued operations for all periods presented. As discussed in Note 4, the acquired Umeco business is reported as a separate segment and includes results of operations since we acquired it on July 20, 2012. As a result, we now have four reportable business segments: Engineered Materials, Umeco, In-Process Separation and Additive Technologies. The Engineered Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Umeco segment includes composite and process materials, primarily for the aerospace and defense, wind energy, automotive, recreation and other industrial segments. The In-Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.

Quarter Ended September 30, 2012, Compared With Quarter Ended September 30, 2011

Consolidated Results

Net sales for the third quarter of 2012 were $455.4 compared with $363.4 for the third quarter of 2011. Overall, net sales increased 25% in 2012, of which 18% was attributable to sales from the newly acquired Umeco segment since July 20, 2012. Volume increases in the existing three segments improved sales by 5% and price increases increased sales by 3%. The changes in exchange rates negatively impacted net sales by 1%. Engineered Materials net sales increased by 12%, primarily due to increased volumes. In-Process Separation sales increased 9%, due mostly to higher selling prices and increased volumes. Additive Technologies net sales decreased 11%, due mostly to lower volumes and the impact of exchange rates.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $320.8, or 70.5%, of net sales in the third quarter of 2012, compared with $256.0, or 70.5%, of net sales in the third quarter of 2011. Total manufacturing costs increased by $64.8, due mostly to costs of sales of $55.1 related to the Umeco segment, which includes $4.5 for the expense of inventory that was written up to fair value at the acquisition. The increase was also due to higher period costs of $13.8, mostly due to supporting the increased manufacturing levels resulting from the growth of the Engineered Materials and In-Process Separation segments. We also had $4.2 of higher costs from higher sales volumes in the Engineered Materials and In-Process Separation segments, freight charges increased by $1.0, and restructuring costs increased $0.6 year over year. These higher costs of sales were partially offset by the favorable impact of foreign exchange rate changes of $5.1, favorable fixed cost absorption of $4.5, and lower raw material costs of $0.4.

Selling and technical services expenses were $36.5 in the third quarter of 2012 versus $29.3 in the third quarter of 2011. Research and process development expenses were $13.4 versus $10.9 in the prior year. Administrative and general expenses were $37.9 versus $20.6 in the prior year. Overall operating expenses increased $27.0, from $60.8 in 2011 to $87.8 in the third quarter of 2012, primarily due to $10.8 of operating charges related to personnel and other operating expenses we incurred for the new Umeco segment. They also increased $5.0 for increased personnel to support our growth businesses, higher costs of $4.3 for professional fees and other costs we incurred in our effort to acquire Umeco, $4.1 of higher incentive compensation costs, higher restructuring charges of $3.8 mostly to realign the supporting structure of our Umeco segment to take advantage of synergies from the acquisition, and $0.7 of accelerated depreciation related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction. These increases were partially offset by a favorable impact from changes in exchange rates of $2.0.

Amortization of acquisition intangibles was $3.4 and $0.8 in the third quarter of 2012 and 2011, respectively. The increase is due to the amortization of intangible assets acquired from the Umeco acquisition in the third quarter.

Other (expense) income, net was an expense of $0.3 in the third quarter of 2012 compared to income of $1.3 in the third quarter of 2011. The third quarter of 2012 includes a $1.1 expense for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the quarter.

Interest expense, net was $7.0 in the third quarter of 2012 compared with $8.6 in the prior year. The decrease of $1.6 is primarily due to higher capitalized interest of $2.5 due to the restart of the carbon fiber expansion project in 2012, which was offset by lower interest income of $0.5 and higher interest expense of $0.4, mostly related to the partial drawdown of the Revolving Credit Facility in the third quarter of 2012.

The effective tax rate for continuing operations for the three months ended September 30, 2012 was a tax provision of 13.9% ($5.0) compared to 34.0% ($13.1) for the three months ended September 30, 2011. For the three months ended September 30, 2012, the rate was favorably impacted by a tax benefit of $8.5 attributable to the reversal of certain tax reserves due to the completed U.S. tax audits for the years ended 2004 through 2008.

Net earnings from continuing operations for the third quarter of 2012 was $31.0 ($0.66 per diluted share), an increase of $5.6 from $25.4 ($0.52 per diluted share) reported for the same period in 2011. Included in the third quarter of 2012 were charges of $4.3 ($0.09 per diluted share) related to costs incurred for the acquisition of Umeco, after-tax restructuring charges of $3.3 ($0.07 per diluted share) primarily related to plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition, after-tax charges of $3.1 ($0.7 per diluted share) related to the third quarter expense of Umeco inventory that was written up to fair value as of the acquisition date, foreign exchange losses of $0.7 after-tax ($0.01 per diluted share) for the settlement of an intercompany loan we acquired in the Umeco transaction, and accelerated depreciation of $0.4 after tax ($0.01 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction. Also included in the third quarter of 2012 is a tax benefit of $8.5 ($0.18 per diluted share) attributable to the reversal of certain tax reserves due the completed U.S. tax audits for the years ended 2004 through 2008. Included in the third quarter of 2011 was $0.1 of after-tax restructuring costs. For the three months ending September 30, 2012 and 2011, net earnings from continuing operations included pre-tax costs previously allocated to the operations of our discontinued Coating Resins segment of $15.7 and $15.5, respectively.

Earnings from discontinued operations, net of tax, were $22.8 in the third quarter of 2012 compared with $23.1 in 2011. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings segment of $38.3, the realized gain of $8.3 on the sale of our PSA product line in the third quarter, which is part of the former Coatings segment, and a charge of $23.8 to adjust to the carrying value of the assets held for sale at September 30, 2012 to their fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell remaining Coatings segment that we entered into in October 2012. In the third quarter of 2012, discontinued operations of our former Coatings segment included the following after-tax items: costs of $3.0 related to the sale of Coating Resins and restructuring charges of $0.4. For the third quarter of 2011, discontinued operations, net of tax included after-tax net restructuring charges of $5.9.

Net earnings for the third quarter of 2012 were $53.3 ($1.13 per diluted share), an increase of $5.4 from the net earnings of $47.9 ($0.98 per diluted share) in the same period in 2011.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region during the quarter are set forth below.

Engineered Materials

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$138.6	$133.5	4%	3%	1%	0%
Latin America (1)	1.0	0.8	—	—	—	—
Asia/Pacific	14.4	10.2	41%	3%	38%	0%
Europe/Middle East/Africa	70.1	54.8	28%	5%	23%	0%

Total	$224.1	$199.3	12%	3%	9%	0%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 12% primarily due to a 9% increase in selling volumes. The higher selling volumes in the third quarter of 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases in the civil rotorcraft and certain segments within the business jet market. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $40.5 or 18% of sales in 2012, compared with $30.0, or 15% of sales in 2011. The $10.5 increase in earnings was generated by increased marginal income due to higher selling volumes of $11.0, increased selling prices of $6.7, the favorable impact of foreign exchange rate changes of $2.8, increased fixed cost absorption of $1.4 due to increased production volume, and $0.9 of lower costs primarily driven by raw materials. These positive impacts to earnings were partially offset by higher manufacturing and freight costs of $10.0 mostly due to increased spending to meet increased production demands, and $2.3 of higher operating expenses, which include continued investments in technology in support of new growth programs, wage inflation and increased benefit costs.

Umeco (from July 20, 2012 through September 30, 2012)

			Total	% Change Due to (1)
	2012	2011	% Change (1)	Price	Volume/Mix	Currency
North America	$22.6	$0.0	—	—	—	—
Latin America	4.9	0.0	—	—	—	—
Asia/Pacific	3.1	0.0	—	—	—	—
Europe/Middle East/Africa	36.2	0.0	—	—	—	—

Total	$66.8	$0.0	—	—	—	—

(1)	Sales prior to July 20, 2012 were not attributable to Cytec. Therefore, percentage comparisons are not meaningful.

Net sales for the quarter represent net sales by Umeco for the period from July 20, 2012 through September 30, 2012.

The losses from operations were $1.7 or (3%) of sales in 2012. As a result of purchase accounting for the acquisition of Umeco, we wrote up our inventory to fair value by $4.5 and subsequently charged the write up to cost of sales as the inventory was sold in the third quarter.

In-Process Separation

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$26.2	$21.9	20%	7%	13%	0%
Latin America	28.2	26.8	5%	3%	2%	0%
Asia/Pacific	23.2	22.5	3%	1%	2%	0%
Europe/Middle East/Africa	20.5	18.5	11%	10%	2%	-1%

Total	$98.1	$89.7	9%	5%	4%	0%

Net sales were up 9%, primarily due to higher selling prices of 5% and higher volumes of 4%. The volume increase reflects strong demand for mining products in the copper market, new mine fills of $3.4 and for phosphine gases and derivative products. Selling prices increased across most product lines.

Earnings from operations were $24.4 or 25% of sales in 2012, compared with $17.3, or 19% of sales in 2011. The $7.1 increase in earnings is principally due to increased marginal income from higher selling volumes of $4.6, price increases of $4.5, net favorable fixed cost absorption of $2.1 on higher production levels, and a favorable impact from changes in exchange rates of $1.1. This increase in earnings was partially offset by higher freight, warehousing and manufacturing costs of $2.5 due to the higher volumes, increased operating costs of $2.4 to support our accelerated growth strategy, and higher raw material costs of $0.3.

Additive Technologies

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$29.5	$32.2	-9%	3%	-12%	0%
Latin America	5.3	5.5	-3%	11%	-4%	-10%
Asia/Pacific	16.8	16.8	0%	-3%	3%	0%
Europe/Middle East/Africa	14.8	19.9	-26%	-1%	-16%	-9%

Total	$66.4	$74.4	-11%	1%	-9%	-3%

Net sales decreased 11% primarily due to lower volumes of 9% and the impact of changes in exchange rates which reduced sales by 3%. Higher sales prices increased sales by 1%. Selling volumes decreased across all product lines, due mostly to weak demand from the industrial markets in Europe and North America.

Earnings from operations were $9.6 or 14% of sales in 2012, compared with $12.8 or 17% of sales in 2011. The $3.2 decrease in earnings is due primarily from decreased marginal income due to lower selling volumes of $3.9, higher period of costs of $0.8 from higher manufacturing and benefit costs, increased commercial and administration expenses of $0.4 due to wage inflation and increased benefit costs, and higher raw material costs of $0.2. These were partially offset by lower freight costs on lower volumes, increased fixed cost absorption of $1.1 and sales price increases of $1.0. The overall foreign exchange impact for the quarter was minimal as unfavorable sales exchange was offset by favorable impacts on raw materials and other costs.

Nine Months Ended September 30, 2012, Compared With Nine Months Ended September 30, 2011

Consolidated Results

Net sales for the first nine months of 2012 were $1,237.4 compared with $1,046.4 for the first nine months of 2011. Overall, net sales increased 18%, which was primarily due to volume increases of 8% attributable to continued growth in our Engineered Materials and In-Process Separation segments. Net sales also increased 6% due to sales recorded from the newly acquired Umeco segment, which includes revenues since we acquired it on July 20, 2012, and price increases of 5%. Changes in exchange rates negatively impacted net sales by 1%. Engineered Materials net sales increased by 17%, due to increased volumes of 13% and price increases of 4%. In-Process Separation sales increased 16%, due to increased volumes of 9% and higher selling prices of 7%. Additive Technologies net sales decreased 5% due to lower volumes and the impact of exchange rate changes, which were partially offset by price increases.

For a detailed discussion on revenues refer to the Segment Results section below.

Manufacturing cost of sales was $847.3, or 68.5%, of net sales in the first nine months of 2012, compared with $739.4, or 70.7%, of net sales in the first nine months of 2011. Total manufacturing costs increased by $107.9 due mostly to the addition of costs of sales related to Umeco of $55.1, which includes $4.5 for the expense of inventory that had been written up to fair value at the acquisition date. Also, we incurred $39.3 of higher period costs, $28.9 of higher variable costs from increased volumes in the Engineered Materials and In-Process Separation segments, higher raw materials costs of $4.3, and higher freight of $2.6. Restructuring charges were higher by $2.3 in the first nine months of 2012, primarily related to mitigation of continuing costs following the future separation of Coating Resins and plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition. These increases in manufacturing costs of sales were partially offset by the impact of foreign exchange rate changes, which decreased costs by $12.9, and favorable fixed cost absorption of $11.7.

Selling and technical services expenses were $105.0 in the first nine months of 2012 versus $93.8 in the first nine months of 2011. Research and process development expenses were $39.5 versus $32.9 in the prior year. Administrative and general expenses were $100.8 versus $72.0 in the prior year. Overall operating expenses increased $46.6, from $198.6 in 2011 to $245.2 in the first nine months of 2012, primarily due to higher restructuring costs of $13.0 in 2012 related to our effort to mitigate continuing costs following the future separation of Coating Resins and plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition, as well as operating expenses for the new Umeco segment of $10.9. We also experienced higher costs of approximately $18.1 to support increased demand in our Engineered Materials and In-Process Separation businesses, $7.2 of costs related to the acquisition of Umeco prior to the acquisition date, and $2.0 for accelerated depreciation related to the sale-leaseback of our Stamford research labs treated as a financing transaction. These increases were offset by a favorable impact from changes in exchange rates of $4.6.

Amortization of acquisition intangibles was $5.1 and $2.4 in the first nine months of 2012 and 2011, respectively. The increase is due to the amortization of intangible assets acquired from the Umeco acquisition completed on July 20, 2012.

In the first nine months of 2011 we completed the sale of a former manufacturing site in Bogota, Colombia and recorded a $3.3 gain on sale of assets.

Other income (expense), net was a net expense of $1.3 in the first nine months of 2012 compared with $4.9 in the first nine months of 2011. The first nine months of 2012 includes a $1.1 expense for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter. In the first nine months of 2011, other income (expense), net includes net environmental charges of $4.4, primarily related to increases in environmental liabilities at two specific inactive sites with new remedial design requirements.

For the nine months ended September 30, 2012 and 2011, we recorded losses on early extinguishment of debt of $0.2 and $0.3, respectively.

Interest expense, net was $24.0 in the first nine months of 2012 compared with $27.4 in the prior year. The decrease of $3.4 is primarily due to higher capitalized interest of $4.4 due to the restart of the carbon fiber expansion project in 2012, partially offset by higher interest expense of $0.9, mostly on the partial drawdown of the Revolving Credit Facility in the second quarter of 2012, and lower interest income of $0.3.

The effective tax rate for continuing operations for the nine months ended September 30, 2012 was a tax provision of 38.7% ($44.2) compared to 29.5% ($22.6) for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the rate was favorably impacted by a tax benefit of $8.5 attributable to the reversal of certain tax reserves due to the completed U.S. tax audits for the years ended 2004 through 2008, and was unfavorably impacted by net discrete tax expenses of $14.5 attributable to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries.

Net earnings from continuing operations for the first nine months of 2012 was $69.9 ($1.49 per diluted share), an increase of $15.9 from $54.0 ($1.09 per diluted share) reported for the same period in 2011. Included in continuing operations for the first nine months of 2012 were after-tax restructuring charges of $11.0 ($0.24 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins and personnel reductions in the acquired Umeco business, charges of $7.2 ($0.15 per diluted share) related to costs incurred for the acquisition of Umeco, an after-tax foreign exchange loss of $0.7 ($0.01 per diluted share) on the settlement of an acquired intercompany loan from the Umeco transaction, and accelerated depreciation of $1.3 after-tax ($0.03 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction. Also included in the first nine months of 2012 is a tax benefit of $8.5 ($0.18 per diluted share) attributable to the reversal of certain tax reserves due to the completed U.S. tax audits for the years ended 2004 through 2008, and an income tax provision of $14.5 ($0.31 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the anticipated sale of Coating Resins. Included in continuing operations for the first nine months of 2011 was $0.3 of after-tax restructuring costs, after-tax charges of $2.7 for the increase to environmental accruals at an inactive site in the U.S. for updated estimated remediation costs, and the after-tax gain of $2.1 on the sale of the former manufacturing site in Bogota, Colombia. For the nine months ending September 30, 2012 and 2011, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coating Resins segment of $50.5 and $50.1, respectively, and $1.0 for the nine months ended September 30, 2011 for costs previously allocated to the operations of our former Building Block Chemicals segment.

Earnings from discontinued operations, net of tax, were $73.7 for the first nine months of 2012 compared to $114.4 for the comparable period in 2011. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings segment of $89.2, the realized gain of $8.3 on the sale of our PSA product line in the third quarter, which is part of the former Coatings segment, and a charge of $23.8 to adjust to the carrying value of the assets held for sale at September 30, 2012 to its fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell the remaining portion of our former Coatings segment that we entered into in October 2012. For the first nine months of 2012, earnings from operations of our former Coatings segment included the following after-tax items: charges of $12.8 related to costs associated with the sale of Coating Resins, $7.0 of income tax expense related to the requirement of establishing a tax liability on a portion of the un-repatriated earnings of certain foreign subsidiaries to be sold as part of the sale of Coating Resins, a charge of $1.2 related to an increase in the environmental liability at a certain site for new remedial design requirements, and $0.4 of restructuring charges. The 2011 earnings reflect the results of our former Coating Resins segment and our former Building Block Chemicals segment, prior to its sale in the first quarter of 2011. The results in the nine months ended September 30, 2011 also include the net after-tax gain of $34.6 resulting from the completion of the sale of our former Building Block Chemicals segment in the first quarter of 2011.

Net earnings for the nine months ended September 30, 2012 was $142.1 ($3.03 per diluted share), which is a $24.1 decrease from the net earnings of $166.2 ($3.35 per diluted share) in the same period in 2011.

Segment Results

Year-to-year comparisons and analyses of changes in net sales by segment and region are set forth below.

Engineered Materials

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$416.6	$375.7	11%	3%	8%	0%
Latin America (1)	3.3	2.5	—	—	—	—
Asia/Pacific	44.1	28.9	53%	4%	49%	0%
Europe/Middle East/Africa	208.5	169.1	23%	5%	18%	0%

Total	$672.5	$576.2	17%	4%	13%	0%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 17%, primarily due to increased selling volumes of 13%. The higher selling volumes for the nine months ended September 30, 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases across the military, civil rotorcraft and certain segments within the business jet market. Selling prices increased 4% and changes in exchange rates did not significantly impact net sales.

Earnings from operations were $124.1 or 18% of sales in 2012, compared with $83.2, or 14% of sales in 2011. The $40.9 increase in earnings was generated by increased marginal income due to higher selling volumes of $45.6, increased selling prices of $20.3, increased fixed cost absorption of $8.9 due to increased production volumes, and $6.9 due to the favorable impact of foreign exchange rates. These positive impacts to earnings were partially offset by higher manufacturing and freight costs of $32.2 due to increased spending to meet increased production demands, and $7.8 of higher operating expenses due to continued investments in technology in support of new growth programs, wage inflation, increased benefit costs, and a bad debt provision of $0.8, and $0.8 of cost inflation inclusive of cost reductions related to manufacturing waste and raw material costs.

Umeco (from July 20, 2012 through September 30, 2012)

			Total	% Change Due to (1)
	2012	2011	% Change (1)	Price	Volume/Mix	Currency
North America	$22.6	$0.0	—	—	—	—
Latin America	4.9	0.0	—	—	—	—
Asia/Pacific	3.1	0.0	—	—	—	—
Europe/Middle East/Africa	36.2	0.0	—	—	—	—

Total	$66.8	$0.0	—	—	—	—

(1)	Sales prior to our acquisition of Umeco on July 20, 2012 were not attributable to Cytec. Therefore, percentage comparisons are not meaningful.

Net sales for the nine months ended September 30, 2012 represent net sales by Umeco for the period from July 20, 2012 through September 30, 2012.

The losses from operations were $1.7 or (3%) of sales in 2012. As a result of purchase accounting for the acquisition of Umeco, we wrote up our inventory to fair value by $4.5 and subsequently charged the write up to cost of sales as the inventory was sold in the third quarter.

In-Process Separation

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$79.5	$69.2	15%	12%	3%	0%
Latin America	84.0	76.3	10%	5%	5%	0%
Asia/Pacific	67.2	62.2	8%	3%	4%	1%
Europe/Middle East/Africa	59.2	42.3	40%	10%	31%	-1%

Total	$289.9	$250.0	16%	7%	9%	0%

Net sales were up 16%, primarily due to higher selling volumes of 9% and higher selling prices of 7%. The volume increase reflects strong demand for mining products in copper markets, increased demand for our new products despite being in a softening aluminum market and strong demand for phosphine gases and derivative products. Selling prices increased across most product lines to more than offset higher raw material costs.

Earnings from operations were $74.4 or 26% of sales in 2012, compared with $49.3, or 20% of sales in 2011. The $25.1 increase in earnings is principally due to higher selling prices of $18.3, higher selling volumes of $15.7, a favorable impact from changes in exchange rates of $3.5, and net favorable fixed cost absorption of $3.2 on higher production levels to support increased volumes. This is partially offset by higher costs to support accelerated growth with increased operating expenses of $7.0 due to increased headcount, additional period costs of $5.5, higher freight and warehousing costs of $1.8 on increased volumes and higher raw material costs of $1.3.

Additive Technologies

			Total	% Change Due to
	2012	2011	% Change	Price	Volume/Mix	Currency
North America	$92.5	$92.3	0%	5%	-5%	0%
Latin America	16.3	17.6	-7%	15%	-15%	-7%
Asia/Pacific	52.3	50.1	4%	-1%	4%	1%
Europe/Middle East/Africa	47.1	60.1	-22%	4%	-19%	-7%

Total	$208.2	$220.1	-5%	4%	-7%	-2%

Net sales decreased 5%, as lower selling volumes of 7% were partially offset by selling price increases of 4%. Lower selling volumes relate principally to specialty additives products, which were partially offset by higher volumes for polymer additive products. In Europe, a slowing economy reduced demand for both specialty additives and polymer additives products. Lower demand for specialty additives in North America was partially offset by strong demand for polymer additives in the region. The selling price increases reflect our efforts to recover the higher raw material costs. The impact of changes in exchange rates lowered sales by 2%.

Earnings from operations were $29.8 or 14% of sales in 2012, compared with $31.9 or 14% of sales in 2011. The $2.1 decrease in earnings is due to lower volumes of $7.8, increased raw material costs of $2.2 and increased manufacturing period costs of $2.0 due to wage inflation, benefits, and depreciation. Commercial and administration costs were higher $0.8 related to wage inflation and benefits. Absorption was also negative $0.4 resulting from lower sales demand. These were partially offset by price increases of $9.4 and decreased freight costs of $1.7 as a result of lower sales volumes. The negative impact of foreign exchange rates on sales was entirely offset by favorable impacts on raw materials and other costs.

LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2012, our cash balance was $189.5 compared with $415.8 at December 31, 2011. At September 30, 2012, approximately 91% of our cash was located outside of the U.S.

Net cash provided by continuing operations

Net cash provided by operating activities of continuing operations was $103.9 in 2012 compared with $31.5 in 2011. Inventory increased $37.2 due to increased demand and higher production volumes in Engineered Materials and In-Process Separation. Inventory average days on hand were at 78 days for the third quarter of 2012, which is up compared to the 2011 fourth quarter average of 68 days. Trade accounts receivable increased $18.1 due to higher sales with average days outstanding of 49 days for the third quarter of 2012, which is in line with the 2011 fourth quarter average of 49 days. Accounts payable decreased by $9.2, while third quarter 2012 accounts payable average days outstanding were 51 days, which is consistent with the fourth quarter 2011 average days. Accrued expenses increased by $16.2, due to overall higher accruals as a result of having acquired the Umeco business in the third quarter, as well as restructuring charges incurred during the period. Other liabilities decreased by $19.2 primarily due to contributions to our pension and postretirement plans and the settlement of the cross currency swaps, offset by liabilities accrued related to the Umeco business as of September 30, 2012. We disclosed in our 2011 Annual Report on Form 10-K that we expected to contribute $40.7 and $11.2, respectively, to our pension and postretirement plans in 2012. Expected contributions to our continuing plans were $35.5 and $11.2. Through September 30, 2012, actual contributions to our continuing pension and postretirement plans were $26.8 and $10.2, respectively.

Net cash used in investing activities of continuing operations was $529.7 in 2012 compared to $53.1 in 2011. In the first nine months of 2012, we used $445.4 in cash to acquire Umeco plc and a business in India to increase our manufacturing capacity in our In-Process Separation segment, as discussed in Note 4 of the Consolidated Financial Statements. In the first nine months of 2011, we received proceeds of $3.4 from sales of certain real estate and facilities of a former site. Capital spending for the first nine months of 2012 was

$84.3 compared to $56.5 in 2011. Capital spending in 2012 is primarily attributable to investments for the strategic expansion of our growth businesses within the Engineered Materials and In-Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had been put on hold since the first quarter of 2009, to support the growing demand for carbon fiber materials in the aerospace industry. The project is expected to be completed by the end of 2013, with industrial fiber production expected in 2015 and aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with commercial production expected to occur in 2015. In 2012, we also began expansion of our phosphine plant in Canada for our In-Process Separation segment, expected to be completed in 2014. Our total capital spending for 2012 is expected to be up to approximately $200.0 for continuing operations.

Net cash provided by financing activities in 2012 was $17.7, compared to cash used in financing activities of $141.1 in 2011. During the first nine months of 2012, we received net proceeds of $11.8 from short and long term borrowings. This was primarily related to the net borrowings of $25.0 from our Revolving Credit Facility, which was drawn down by $170.0 for the purpose of funding the Umeco acquisition, and most of which was repaid by September 30, 2012. We also received $19.7 of proceeds from stock option exercises, and had $4.6 of excess tax benefits related to share-based payments in the first half of 2012. These proceeds were offset primarily by $20.2 of cash dividends paid during the first nine months of 2012.

Share repurchases

There were no repurchases of shares of our common stock in the first nine months of 2012. Approximately $197.9 remained authorized under our stock buyback program as of September 30, 2012. On October 9, 2012, our Board of Directors approved an additional $452.0 stock buyback authorization, bringing the total authorization to $650.0. We expect to fund the repurchase program with a portion of the cash proceeds from the sale of the Coating Resins business expected in the first quarter of 2013. Prior to then, any repurchases will be funded by some combination of cash on hand and utilization of a portion of the Revolving Credit Facility. The repurchases will be made in compliance with, and at such times as permitted by, federal securities law and may be suspended or discontinued at any time.

Dividends

On July 19, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 24, 2012 to shareholders of record as of August 10, 2012. Cash dividends paid in the third quarter of 2012 and 2011 were $5.7 and $6.1, respectively, and for the nine months ended September 30, 2012 and 2011 were $20.2 and $21.2, respectively. Dividends paid in the first nine months of 2012 and 2011 include $3.0 and $2.8, respectively, paid by a majority owned subsidiary to its minority shareholder. On October 18, 2012, the Board of Directors declared a $0.125 per common share cash dividend, payable on November 26, 2012 to shareholders of record as of November 9, 2012.

Net cash provided by discontinued operations

Net cash provided by operating activities of discontinued operations for the first nine months of 2012 was $82.1, compared to $64.2 for the first nine months of 2011. For 2012 and 2011, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, and also included the net earnings from discontinued operations from what was formerly our Building Block Chemicals segment for 2011. In 2011, cash used includes a tax payment of $13.3 related to the gain on the sale of Building Block Chemicals.

Net cash provided by investing activities of discontinued operations was $97.4 in 2012, compared to $128.6 in 2011. For 2012, we received net proceeds of $112.8 from the sale of the PSA product line in the third quarter of 2012 and proceeds of $4.0 from the sale of assets, which were offset by $19.4 of capital expenditures in the Coating Resins business. In the first nine months of 2011, we received cash proceeds of $152.2, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale, and $21.3 of capital spending for the former Coating Resins segment.

Funding of future cash requirements

We believe that we have the ability to fund our operating cash requirements and planned capital expenditures as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, internal cash generation and utilization of our Revolving Credit Facility. In addition,, from time to time, based on such factors as local tax regulations, prevailing interest rates, our plans for capital investment, acquisitions, or other investments, it may make economic sense to utilize our existing Revolving Credit Facility in order to meet those cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our Revolving Credit Facility, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under the Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the facility while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have $25.0 of borrowings outstanding under the Revolving Credit Facility as of September 30, 2012. Our ability to fully utilize our Revolving Credit Facility can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the facility. At September 30, 2012, we have an additional $375.0 of the facility available to us for borrowing.

Use of cash

We have generated a significant amount of cash in recent years. In 2012, our use of cash priority is to invest in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. We will pursue bolt-on acquisitions for our growth product lines, such as the March 2012 acquisition of the manufacturing assets of a privately held Indian company for $36.1, which will increase our metal extraction capacity for our In-Process Separation segment, and the acquisition of Umeco plc for approximately $423.8 to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation. We will continue to look to buy back our debt if available at reasonable prices and return excess cash to shareholders through dividends and share repurchases when it is prudent to do so. We have approximately $650.0 of buyback authorized as of September 30, 2012.

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

Reference is also made to Note 13 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $25.8 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.

OTHER

2012 OUTLOOK

In our October 18, 2012 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2012 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”

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

Interest Rate Risk: At September 30, 2012, our outstanding borrowings consisted of $6.9 of short-term borrowings and $666.6 of other debt. The debt had a carrying and face value of $666.6 and $667.2, respectively, and a fair value of approximately $757.7.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of September 30, 2012, would increase/decrease interest expense by approximately $0.1 for the next fiscal quarter.

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2012, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $573.2. The unfavorable fair value of currency contracts, based on forward exchange rates at September 30, 2012, was approximately $5.4. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2012 would decrease by approximately $49.3. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

The Umeco acquisition on July 20, 2012, resulted in a material change in internal control over financial reporting. Umeco utilizes separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting from the Umeco acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 6. EXHIBITS

(a). Exhibits

See Exhibit Index on page 43 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer

November 8, 2012

Exhibit Index

10.1	Stock and Asset Purchase Agreement dated as of October 8, 2012, between AI Chem & Cy S.C.A. and Cytec Industries Inc. (and, for the purposes of the GmbH Buyer Provisions, WP INVEST GMBH) (incorporated by reference to Exhibit 1.1 to Cytec’s current report on Form 8-K dated October 9, 2012).

12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2012 and 2011

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.