Form 10-K
period 2012-12-31
CYTEC INDUSTRIES INC/DE/
filed 2013-02-25
CIK 912513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2012 the aggregate market value of common stock held by non-affiliates was $2,681,646,197 based on the closing price ($58.64 per share) of such stock on such date.

There were 44,825,249 shares of common stock outstanding on February 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of Cytec’s Proxy Statement for 2013 Annual Meeting of Common Stockholders to be held on April 18, 2013.	Part III

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

Forward-looking statements include, among others, statements concerning: our or any of our segments outlook for the future, anticipated results of acquisitions and divestitures, future aircraft build rates, expectations on the amount of our composite material content on new aerospace programs, selling price, raw material cost and working capital trends, anticipated changes in currency rates and their effects, economic forces within the industry we operate, anticipated costs, target completion and qualification dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, environmental remediation costs, future legal settlements, claims and judgments, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Actual results may vary materially from those set forth in the forward-looking statements.

The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to successfully conclude changes to our business portfolio through acquisitions and divestitures, and achieve the expected benefits from such transactions; our ability to maintain or improve current ratings on our debt; our ability to obtain financing or borrow fully against committed lines, changes in financial conditions or the financial status of our existing lenders markets; changes in global and regional economies; the financial well-being of our customers and the end-consumers of products incorporating our products; changes in demand for our products or in the quality, costs and availability of our energy and raw materials, particularly when such raw materials are only available from a single or limited number of sources and cannot be substituted with other unqualified materials; customer inventory reductions; changes in the build rates for certain aircraft programs; the actions of competitors; currency and interest rate fluctuations; technological change, particularly in aerospace program technology; manufacturing capacity constraints; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; new laws and regulations or changes in their interpretation, including those related to taxation, global warming and those particular to the purchase, sale, storage and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; short or long-term climate changes; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we or our customers operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms “Cytec,” “Company,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

PART I

(Currencies in millions, except per share amounts)

Item 1.

BUSINESS

Overview

We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. Our strategy is to develop a robust, sustainable portfolio of businesses that provide sales and earnings growth, minimum operating margins of 10%, and improving our return on assets by investing in and expanding our growth platforms while selectively monetizing or exiting non-strategic or under-performing businesses. We have been active in our portfolio realignment in the past 24 months. In February 2011, we divested our Building Block Chemicals business. In July of 2012 we acquired Umeco plc (“Umeco”), a provider of advanced composites and process materials to the aerospace and industrial markets. Also in July 2012 we divested our pressure sensitive adhesives (“PSA”) product line. In October 2012, we announced an agreement to sell our Coating Resins business to Advent International. The transaction is expected to close in the first quarter of 2013 subject to regulatory approvals. The amounts and percentages included in the document exclude our discontinued operations, except where noted. We had net sales from continuing operations of $1,708.1 and earnings from continuing operations of $163.6 in 2012. We operate on a global basis with 49% of our 2012 revenues in North America, 30% in Europe, Middle East, and Africa, 13% in Asia-Pacific and 8% in Latin America. We have manufacturing and research facilities located in 15 countries excluding Coating Resins. When including our Coating Resins facilities, the total increases to 19 countries. Cytec was incorporated as an independent public company in December 1993.

Segment Realignment

We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with strategic and operational changes. In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins segment, along with the PSA product line and certain methyl acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which previously were included in our Engineered Materials and Additive Technologies segments, respectively, became a part of the Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we moved the formulated resins business out of the Engineered Materials segment into the Additive Technologies segment. As noted above, in October 2012 we signed an agreement for the sale of the Coating Resins business to Advent International.

As discussed in Note 3 of the Consolidated Financial Statements, the former Coating Resins and Building Block Chemicals segments are reported as discontinued operations for all periods presented. As discussed in Note 2 of the Consolidated Financial Statements, the acquired Umeco business is reported as a separate segment and includes results of operations since we acquired it on July 20, 2012. As a result, we now have four reportable business segments: Engineered Materials, Umeco, In Process Separation and Additive Technologies. The Engineered Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Umeco segment includes composite and process materials, primarily for the aerospace and defense, wind energy, automotive, recreation and other industrial segments. The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.

In 2013, we plan to report separately the aerospace and industrial materials out of the Engineered Materials and Umeco segments into two new segments, Aerospace Materials and Industrial Materials. They will be managed and reported separately as the markets and distribution channels are distinct. While their manufacturing assets and processes are similar, their supply chains are dissimilar. We believe this is a more appropriate way to reflect how we anticipate managing the business going forward and follows our strategy of focusing on aerospace and industrial markets separately. The new segment reporting is expected to be in effect the first quarter of 2013 and we believe is more transparent and understandable to investors.

Vision and Strategy

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

•

Be universally recognized as the technology leader in our markets. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end, we focus on our new product pipeline and delivering value-added products to our customers every year. In 2012, we continued to invest in our growth platforms (i.e., Engineered Materials and In Process Separation) and acquired Umeco.

•

Positively impact society by our commitment to safety, health, and environmental stewardship. We focus our innovation on the development of environmentally sustainable products, and demonstrate our respect for the communities in which we operate. We operate on a global basis with manufacturing plants and research facilities located in 15 countries excluding Coating Resins, and when including Coating Resins facilities our total increases to 19 countries, including high growth emerging markets where we will continue to expand sales as markets develop. Our global operations add to the vitality and the economy of the regions in which we operate.

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

Acquisitions

Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco, an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported as a separate segment. See Note 2 of the Notes to Consolidated Financial Statements for further details. In January 2013, we announced that we are considering the sale of Umeco’s glass, fiber, and resin distribution business which is not primary to Umeco’s core composites and process materials business. Since our acquisition of Umeco in July 2012, Umeco’s distribution business had revenues of approximately $20.8 and operating margins of approximately $0.9.

Star Orechem International Private Limited

On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. The acquisition is expected to increase our global capacity for our Metal Extraction Product line of our In Process Separation segment by approximately 25%, and provides the ability to further expand production at the site. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in the first half of 2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business. See Note 2 of the Notes to Consolidated Financial Statements for further details.

Discontinued Operations

Coating Resins

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

On July 31, 2012, we completed the sale of the PSA product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0, subject to post-closing working capital adjustments. In August, we received cash consideration of $112.8 from the sale. We recorded an after-tax gain on the sale of $8.6 in 2012, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

On October 9, 2012, we entered into a definitive agreement to divest our remaining Coating Resins business to Advent International, a global private equity firm for $1,032.0 plus assumed liabilities of $118.0 bringing the total value to $1,150.0. The sale is expected to close in the first quarter of 2013, following the satisfaction of regulatory requirements and other customary closing conditions. As a result, we recorded cumulative after-tax charges of $25.2 in 2012 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the definitive agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

In 2012, we have reported Coating Resins under discontinued operations. Sales for 2012 were $1,487.4.

Associated company and minority interests

As part of our investment in Coating Resins, we own a 50% interest in SK Cytec Co., Ltd. and a majority share of two consolidated entities. Each of these entities is immaterial to the results of our operations, and is included in the results of our discontinued operations.

Building Block Chemicals

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the business was treated as discontinued operations and excluded from both continuing operations and segment results for all periods presented.

SEGMENT INFORMATION

Revenues from external customers, earnings from operations, and total assets for each of our four reportable segments can be found in Note 17 of Notes to Consolidated Financial Statements. The following segment information reflects the change in our business segments announced in the first quarter of 2012.

Engineered Materials

Our Engineered Materials segment is a global provider of technologically advanced materials for aerospace, high-performance industrial and other extreme-demand markets.

Its primary product lines and products are:

Product Line	Major Products	Principal Applications
Advanced aerospace composites and structural adhesives	Aerospace-qualified prepregs, resin infusion systems, structural/surfacing adhesives, ablatives	Large commercial airliners, regional and business jets, military aircraft, rotorcraft, satellites and launch vehicles
High performance industrial composites and materials	Industrial-grade prepregs, resin infusion systems, structural/surfacing adhesives	Composites for high performance automotive, defense, tooling and alternative energy
Carbon fibers	High performance carbon fibers	Reinforcements for advanced aerospace and industrial composites

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

Military aircraft were early adopters of advanced composite technology. Advanced composites generally account for a higher percentage of structural weight on military aircraft. We are a major supplier to the F-35 Joint Strike Fighter and F-18 fighter jet programs. Newer designed commercial aircraft, such as the Boeing 787 Dreamliner and the Airbus A380, which we also supply, have adopted a higher percentage of advanced composites to design and manufacture aircraft with greater fuel efficiency. We are also a leading supplier for the business and regional jet market, supporting new programs such as Bombardier’s CSeries and LearJet85, and for the emerging aerospace markets in China and Russia. We expect the demand for advanced composites, structural adhesives and carbon fiber reinforcement to continue to increase as new aerospace designs, applications and programs are developed and introduced. We expect to significantly increase our capital spending over the next several years to meet the projected higher demand levels.

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

We manufacture and sell various high-performance grades of both polyacrylonitrile (“PAN”) type and pitch type carbon fibers used as a reinforcement material for aerospace and other extreme-demand and high-performance composites. Carbon fiber has many advantageous characteristics in the manufacture of advanced composites, such as lightweight properties, high strength, long fatigue life and enhanced heat and corrosion resistance. We utilize approximately 85% of our carbon fiber production internally (which represents approximately 40% of our demand for carbon fiber) and sell the balance to third parties. We purchase all of the aramid and glass fibers and much of the carbon fibers and base resins used to manufacture our composites from third parties.

We began construction on a new carbon fiber line in South Carolina in early 2008. Upon completion, the new production line would double our capacity for PAN carbon fiber. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project due to recession-driven demand reductions. Since then, carbon fiber demands have significantly increased, and we restarted the project in 2012. We expect the project to cost $324.0 upon completion, of which $183.4 has been spent as of December 31, 2012, and expect the project to be complete and qualified for aerospace applications in 2016. To further advance carbon fiber reinforced composite materials technology, we entered into a strategic business collaboration with Mitsubishi Rayon Co., Ltd., combining and sharing the technologies and engineering efforts for selected high-performance carbon composites applications in the structural materials aerospace market.

High Performance Industrial Materials (“HPIM”)

Our HPIM product line strategy is to leverage our composites, adhesives and resin technologies across multiple industrial markets. We supply composites and adhesives to a wide spectrum of markets, such as high performance and luxury low-rate serial automotive, defense, and alternative energy. This product line addresses the increasing requirements for weight, strength and cost-optimized products and materials within the markets where composites adoption is growing.

Umeco

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
High performance composites structural materials/solutions. Composite process materials/solutions	Aerospace-qualified prepregs, Industrial-grade prepregs. Process materials/solutions (vacuum bagging, release films and sealant tapes).

Large commercial airliners, military aircraft, high performance automotive, defense, tooling, recreation, industrial and alternative energy.

Process materials for the forming, infusion, curing of composite structures.

Structural Materials

Our structural materials product line includes the development, manufacturing and supply of advanced composite materials. We specialize in the manufacture of high performance composite materials for a diverse range of industries such as aerospace and defense, marine, motor sport and automotive, construction, wind energy, and recreation. We have manufacturing operations in the U.K., Germany, and the U.S., and distribute our products worldwide. Our customers for this product line include Boeing, Airbus, manufacturers of high performance supercars, and Formula 1 teams.

Process Materials

Our process materials product line includes the development, manufacture, and supply of vacuum bagging materials to the composites industry and other markets, providing a wide range of materials and technical support to a growing number of international customers. We have manufacturing operations in Italy and France, and value-added distribution facilities in the U.K. and the U.S. We have a global distribution network, and our customers for this product line include Airbus, Boeing, and manufacturers of wind turbine blades.

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

Mining Chemicals

Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have a leading position in the base metal processing industry, particularly in the flotation and solvent extraction of copper and associated metals. Our phosphine-based specialty products are used primarily in the flotation of complex sulfide ores and the solvent extraction of cobalt/nickel. We also have a leading position in the alumina processing industry, where our HxPAMs are particularly effective at the flocculation of “red mud” and our patented MaxHT® antiscalant is sold for suppressing sodalite scale formation. Demand for mining chemicals varies with industry conditions such as global demand, inventory levels and prices for the particular minerals with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications. Our expectation is for demand for our specialty and new products continuing to grow which will require us to make capital investments in new capacity over the next several years. The previously discussed acquisition of SOIL will increase Cytec’s global capacity for its metal extraction product line by approximately 25% and provide the ability to further expand production at the site. The acquisition expands our global manufacturing footprint for the In Process Separation business, providing us with a more direct supply chain line to better serve our mining customers in Africa and the Asia Pacific region. We are in the process of updating the manufacturing facility to our safety and operating specifications and expect production to start in the first half of 2014.

Phosphines

Our phosphine specialties are utilized for a variety of applications. We are a leading supplier of ultra-high purity phosphine gas, used in semiconductor manufacturing and light emitting diode applications, and have significant positions in various phosphine derivative products including phosphonium salts used in pharmaceutical catalysts and biocides. Included in the phosphine product line are organo phosphorus compounds. The compounds are used primarily as intermediates and catalyst ligands for organic and chemical synthesis in the pharmaceutical and chemical industries. Fumigation using our phosphine gas is practiced in an increasing number of applications including grain and timber.

Due to projected higher demand levels, we have begun work to double our capacity for phosphine products by expanding our plant in Canada, which is expected to be complete and ready for commercial production in the first quarter of 2014. The total project cost is estimated to be approximately $160.0.

Additive Technologies

Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Polymer additives	Ultraviolet light stabilizers and absorbers, high performance antioxidants and antistatic agents	Plastics, coatings, and fibers for: agricultural films, automotive parts, architectural lighting, housewares, packaging, outdoor furniture, sporting goods, toys and apparel
Specialty additives	Surfactants, specialty monomers, resin amines, and PTZ® Phenothiazine (acrylic acid stabilizers)	Textiles, non-wovens and adhesives, super absorbent polymers, pharmaceuticals and acrylic acid
Formulated resins	Formulated resins	Formulated resins for bonding and/or sealing of electrical and electronic components

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

Specialty Additives

We are a leading global supplier of sulfosuccinate surfactants, Docusate sodium, and PTZ® phenothiazine. Sulfosuccinate surfactants are used in emulsion polymers, paints, paper coatings,

printing inks, and other diverse customer applications. Docusate is a pharmaceutical grade product used as both an active ingredient and excipient/formulating aid. PTZ® phenothiazine is primarily used as an acrylic acid, acrylic ester and methacrylate monomer stabilizer.

Formulated Resins

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

Associated Company

We own a 51% interest in Shanghai Umeco Composites Co. Ltd, which makes products used in our Umeco segment. Since the entity does not satisfy the characteristics of a variable interest entity, and the minority interest holder has rights that allows them to participate in certain significant decisions expected to be made in the ordinary course of business, we account for this joint venture using the equity method of accounting. Our portion of the joint venture’s results of operations is included in Equity in earnings of associated companies in our Statements of Income.

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

Customers and Suppliers

Approximately 19%, 18% and 18% of our 2012, 2011 and 2010 net sales, respectively, were to Boeing and its subcontractors. Of the 19% of overall sales to Boeing and its subcontractors in 2012, 18% related to our Engineered Materials segment and 1% related to Umeco. For 2011 and 2010, the net sales to Boeing related to our Engineered Materials segment. A summary of various long-term customer supply agreements is disclosed under “Commitments” in Note 12 of Notes to Consolidated Financial Statements.

A number of our customers operate in cyclical industries such as the automotive and construction industries, and in the somewhat less cyclical aerospace and mining industries. This in turn, causes demand for our products to also be cyclical.

Key raw materials for the Engineered Materials and Umeco segments are carbon fiber and various resins. Key raw materials for the Cytec In Process Separation and Additive Technologies segments are propylene derivatives such as acrylic acid, oxo-alcohols, nonylphenol, maleic anhydride and natural gas for energy. These are typically available although we have experienced tight markets for certain raw materials from time to time.

Oil and natural gas are important indirect raw materials for many of our products. The prices of both of these commodities have been volatile over time. Sudden price swings can adversely affect our ability to recover increased costs from our customers or demand for our products. Prices for these commodities may vary widely between geographic regions and, as a result of this, many of our products could compete with similar products made with less expensive raw materials available elsewhere and we may not be able to recover any or all of these increased costs.

To minimize reliance on any one supplier, we generally attempt to retain multiple sources for high-

volume raw materials. We are dependent on a limited number of suppliers for carbon fibers that are used in many of our advanced composite products. As we manufacture some of our own carbon fibers, the risk of future carbon fiber supply limitations is somewhat reduced. There can be no assurance that the risk of encountering supply limitations can be entirely eliminated.

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

International

We operate on a global basis, with manufacturing and research facilities located in 15 countries excluding Coating Resins. When including our Coating Resin facilities the total increases to 19 countries. Through our sales forces, third-party distributors and agents, we market our products internationally. Geographical information is contained in Note 17 of Notes to Consolidated Financial Statements.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in exchange rates could have a major impact on our reported revenues, which are reported in U.S. dollars. In 2012, approximately 53% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S. which tend to offset some of the impact on earnings. Accordingly, changes in exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in exchange rates on our results of operations or cash flows. Further, our international sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. Foreign currency translation unfavorably impacted our sales by approximately $6.9 and favorably impacted our income from operations for the year ended December 31, 2012 by approximately $10.2, respectively, as compared to fiscal 2011. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

Research and Process Development

During 2012, 2011, and 2010, we invested $52.9, $45.0 and $38.1, respectively, into research and process development.

Trademarks and Patents

We have approximately 1,100 granted patents and pending applications in various countries around the world. We also have trademark applications and registrations for approximately 120 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is presumptive evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.

Employees

We employ approximately 6,600 employees of whom about 35% are represented by unions. This includes approximately 2,000 employees under our Coatings business, who would either be offered employment or automatically become employed by the purchaser of the business. We believe that our relations with employees and unions are generally good.

Operating Risks

Our revenues are largely dependent on the continued operation of our various manufacturing facilities. There are many risks involved in operating our manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies, and potential terrorist attack. Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on our company as a whole.

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

Further discussion of environmental matters is discussed in Note 12 of Notes to Consolidated Financial Statements.

The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation in the European Union requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. All Tier I covered substances were registered as of the November 30, 2010 deadline. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. REACH is expected to take effect in three primary stages over eleven years following the effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We did not incur significant costs for REACH compliance in 2012, 2011 and 2010 and we do not expect to incur significant costs in 2013. The overall cost of compliance over the next 5-7 years could be substantial, although at this time we do not expect costs to be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.

Item 1A.

RISK FACTORS

•

Our acquisition of Umeco involves a number of integration risks. The occurrence of any of the events described in these risks could cause a material adverse effect on the segment, our business, financial position and results of operations and could cause the market price of our common stock to decline.

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

•	Our successful and timely completion of six major capital projects involves a number of risks.

We have limited capacity available for future growth in several important product lines. We have ongoing capital projects to (i) expand our aerospace adhesive manufacturing capacity at Havre de Grace, Maryland; (ii) expand our KM polymer manufacturing capacity at Kalamazoo, Michigan; (iii) expand our prepreg manufacturing capacity at Greenville, Texas; (iv) expand our MEP manufacturing capacity in Nagpur, India; (v) expand our mining and phosphine chemicals manufacturing capacity in Welland, Ontario; and (vi) expand our carbon fiber manufacturing capacity in Greenville, South Carolina. A protracted late start or failure to successfully startup any of these expansion projects whether for construction delays, permitting issues or otherwise, could lead to reduced revenue and growth opportunities, potential contractual penalties for failures to meet customer requirements and/or potential loss of market share. In addition, any unanticipated problems, expenses or additional capital required to complete any of these projects could lead to reduced profitability or returns to the applicable business segment and overall company.

•

Portfolio Management – Management regularly reviews our business portfolio in terms of strategic fit and financial performance and may from time to time dispose of or withdraw certain segments and/or product lines.

We announced that we have signed a definitive agreement to divest our Coating Resins segment. A sale of this segment may lead to a non-cash loss or require further cash restructuring charges, including those related to the significant stranded costs from such a transaction. A delay in the anticipated closing date could delay the stock repurchase anticipated to be funded with the proceeds from the sale, with an adverse effect on anticipated earnings per share. See “Risk Factors – Uses of Cash”.

•	Uses of Cash

We have significant cash balances on hand which would increase with net proceeds from a sale of a business or product line. Our uses of cash are as follows: maintenance of business capital and funding; expansion capital in our growth product lines; bolt-on acquisitions, debt repurchase and return of excess cash to shareholders through stock buyback and dividends. The use of cash for capacity expansions or bolt-on acquisitions requires the use of significant estimates by management on future revenues and costs. If the actual results for revenues are materially less or costs materially higher than the estimates made by management, it would reduce the returns on the use of the cash employed and future cash generation. We expect to use a significant amount of cash proceeds from the sale of Coating Resins to repurchase our stock. If this did not occur, or if the repurchase occured later than anticipated or at higher than anticipated prices, earnings per share estimates could be materially different than forecasted.

•	Restructuring charges, goodwill impairment, acquisition intangible impairment, or other asset impairment charges may affect our results of operations in the future.

Management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $21.2 in 2012 principally related to employee severance. See Note 4 of Notes to the Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.

We test goodwill for impairment on an annual basis each October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible asset may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. In total, we had goodwill of $525.3 and acquisition intangibles with a net carrying value of $183.7 at December 31, 2012. See “Significant Accounting Estimates / Critical Accounting Policies” under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion on our goodwill impairment testing.

•

Loss of certain significant customers, such as Boeing, may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

•

Some of the markets in which we operate have experienced business cycles and have experienced downturns and deterioration in any such cyclical markets could adversely affect our revenue and financial condition.

•	Reductions in aerospace or defense spending could result in a decline in our net sales which could adversely affect our revenue and financial conditions.

•	Interruptions in our supply chain from key suppliers or increases in the cost of raw materials could negatively affect our profitability.

See “Item 1. BUSINESS – Customers and Suppliers”

•

Loss or reductions of sales from certain programs from customers such as the Boeing 787 program or Lockheed Martin Joint Strike Fighter may have an adverse effect on results of the affected segment and loss of several programs may have an adverse effect on our consolidated results.

•	We face active competition from other companies, which could adversely affect our revenue and financial condition.

See “Item 1. BUSINESS – Competition”

•	We face numerous risks relating to our international operations that may adversely affect our results of operations.

See “Item 1. BUSINESS – International”

•	Our production facilities are subject to operating risks that may adversely affect our operations.

See “Item 1. BUSINESS – Operating Risks”

•	We are subject to significant environmental and product regulatory expenses and risks.

See “Item 1. BUSINESS – Environmental Matters”

•	We are subject to significant litigation expense and risk.

See “Item 3. LEGAL PROCEEDINGS”

•	We are subject to cyber-security risks.

We are subject to cyber-security risks primarily related to breaches of security pertaining to unauthorized access and loss of our proprietary data and intellectual property. In addition, our information technology (“IT”) systems are vulnerable to damage from computer viruses, natural disasters and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information or intellectual property, it could lead to claims against us, affect our relationships with our customers, cause damage to our reputation, and ultimately harm our business. To protect against these risks, we follow industry standard practices for employing security solutions to minimize the potential of unauthorized access or malicious activity impacting our company systems and data. We also engage third party consultants to assess our security systems to ensure our security solutions are operating effectively.

•

A downturn in global economic conditions coupled with a lack of credit availability from the credit markets could adversely impact our customers’ demand for our products, their ability to pay their accounts receivable with us and/or their viability.

We attempt to mitigate the risks associated with extending credit to our customers by maintaining detailed credit procedures and routinely updating customer credit limits. It is possible that these procedures will not fully mitigate customer collectability risk. Our results of operations in 2012 and 2011 were not significantly impacted by the inability of our customers to pay. However, the risks associated with extending credit to our customers could increase if global economic conditions or the financial viability of our customers worsen.

•	A downturn in global economic conditions could also adversely impact our suppliers’ ability to supply our raw materials requirements.

Our suppliers could be impacted by a downturn in global economic conditions in many of the same ways that such conditions would impact us. If economic conditions deteriorate or the financial viability of our suppliers worsens, our suppliers may not be able to meet their raw material commitments to us, could request shortened payment terms, or could reduce or in extreme cases eliminate the amount of credit they extend to us. Our operations in 2012 and 2011 were not significantly impacted by these factors due to the diversity of our supplier base and our materials sourcing strategies. However, it is possible that such procedures and strategy may not completely eliminate these risks.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None.

Item 2.

PROPERTIES

We operate manufacturing and research facilities in 15 countries excluding Coating Resins. When including our Coating Resin facilities the total increases to 19 countries, Capital spending for our continuing operations for the years ended December 31, 2012, 2011 and 2010 was $145.3, $78.9 and $81.5, respectively.

Our capital expenditures are intended to provide increased capacity, improve the efficiency of production units, improve the quality of our products, modernize or replace older facilities, or install equipment for the protection of employees, neighboring communities and the environment.

Our manufacturing and research facilities and the segments served by each such facility for our continuing operations are as follows:

FACILITY	SEGMENTS SERVED
Agrate Brianza, Italy [1]	Umeco
Anaheim, California	Engineered Materials
Antofagasta, Chile	In Process Separation
Atequiza, Mexico	In Process Separation; Additive Technologies
Beelitz, Germany	Umeco
Belmont (Willow Island), West Virginia [4]	Additive Technologies; Coating Resins
D’Aircraft (Anaheim), California	Engineered Materials
Fareham, U.K. [2]	Umeco
Greenville, South Carolina	Engineered Materials
Greenville, Texas	Engineered Materials
Harjumaa, Estonia [1]	Umeco
Havre de Grace, Maryland	Engineered Materials
Heanor, U.K. [2]	Umeco
Huntington Beach, California [1]	Umeco
Kaarina, Finland [1]	Umeco
Kalamazoo, Michigan [4]	Engineered Materials; Coating Resins
Kungalv, Sweden [1]	Umeco
Lavrik, Norway [2]	Umeco
Manchester, U.K.	Umeco
Mondovi, Italy	Umeco
Mount Pleasant, Tennessee	In Process Separation; Additive Technologies
Nagpur, India	In Process Separation
Niagara Falls, Canada	In Process Separation
Oestringen, Germany	Engineered Materials
Olean, New York	Additive Technologies
Orange, California	Engineered Materials
Rayong, Thailand [4]	In Process Separation; Coating Resins
Rock Hill, South Carolina	Engineered Materials
Saint-Jean, France [2]	Umeco
Santa Fe Springs, California [1]	Umeco
Shanghai, China 3 4	Engineered Materials; Coating Resins; Additive Technologies
Stamford, Connecticut 1 4	In Process Separation; Additive Technologies; Coating Resins
Sumner, Washington [1]	Umeco
Tulsa, Oklahoma	Umeco
West Yorkshire, U.K. [2]	Umeco
Winona, Minnesota	Engineered Materials
Wrexham, U. K.	Engineered Materials

Our manufacturing and research facilities for our discontinued operations consisting of the Coating Resins segment are as follows:

FACILITY	SEGMENTS SERVED
Bassano, Italy	Coating Resins
Drogenbos, Belgium	Coating Resins
Graz, Austria	Coating Resins
Hamburg, Germany	Coating Resins
Langley, South Carolina	Coating Resins
Lillestrom, Norway [3]	Coating Resins
North Augusta, South Carolina	Coating Resins
Schoonaarde, Belgium	Coating Resins
Seremban, Malaysia	Coating Resins
Shimonoseki, Japan [3]	Coating Resins
Smyrna, Georgia [1]	Coating Resins
Wallingford, Connecticut	Coating Resins
Werndorf, Austria	Coating Resins
Wiesbaden, Germany [3]	Coating Resins

(1)	These facilities have long-term leases and/or operating agreements.
(2)	These facilities consist of both buildings that are owned and buildings that are leased.
(3)	We own these facilities and their sites except for the land.
(4)	These sites will have assets split upon sale of the Coating Resins business.

We own all of the foregoing facilities and their sites, except as noted. We lease our corporate headquarters in Woodland Park, New Jersey, office space in Brussels, Belgium, our Engineered Materials headquarters located in Tempe, Arizona, and our shared services offices in Riga, Latvia.

Item 3.

LEGAL PROCEEDINGS

On February 15, 2013, we were served with a Complaint in the matter entitled, Daniel C. Esty, Commissioner of Energy and Environmental Protection v. Cytec Industries Inc., in the Superior Court for the Judicial District of Hartford, Connecticut. The Complaint, dated February 14, 2013, alleges violations of our wastewater discharge permit and statutes related thereto at our Coating Resins manufacturing facility in Wallingford, Connecticut. The complaint seeks temporary and permanent injunctive relief mandating that the Company comply with the parameters set forth in its NPDES permit and civil penalties in excess of $100,000. We do not believe the ultimate resolution for this matter will be material to our financial position or results of operations.

Additional information regarding legal proceedings is included in Note 12 of the Notes to Consolidated Financial Statements.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

(Currencies in millions, except per share amounts)

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is listed on the New York Stock Exchange. On February 8, 2013, there were approximately 4,707 registered holders of our Common Stock.

The high and low closing stock prices and declared dividends per share for each quarter were:

	1Q	2Q	3Q	4Q
2012
High	$62.80	$65.00	$70.07	$70.86
Low	$45.66	$54.65	$57.64	$63.05
Dividends	$0.125	$0.125	$0.125	$0.125
2011
High	$58.06	$59.19	$58.09	$47.85
Low	$49.72	$51.72	$32.49	$32.76
Dividends	$0.125	$0.125	$0.125	$0.125

On January 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2013, to stockholders of record as of February 11, 2013.

During the quarter and year ended December 31, 2012, we repurchased 1,455,111 shares of common stock for $99.9 under our stock buyback program. As of December 31, 2012, approximately $550.1 remained available from the $650.0 authorization announced on October 9, 2012. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

The following information describes the Company’s stock repurchases during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
October 1, 2012 – October 31, 2012	653,400	$68.37	653,400	$605.3
November 1, 2012 – November 30, 2012	801,711	$68.90	801,711	$550.1
December 1, 2012 – December 31, 2012	0	$0.00	0	$550.1
Total	1,455,111		1,455,111

(1)	During the three months ended December 31, 2012, we repurchased shares of our common stock under the repurchase authorization for $200.0 of stock repurchases announced in December 2011. In October 2012, the Board increased the total authorization to $650.0, of which $550.1 remained available for future repurchases as of December 31, 2012.

See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information relating to our equity compensation plans.

Performance Graph

The graph set forth below is based on the assumption that $100 had been invested in our common stock and in each index on December 31, 2007, with reinvestment of dividends at market prices. The total cumulative dollar returns represent the value such investments would have had on December 31, 2012.

	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
Cytec Industries Inc.	$100	$35	$60	$88	$75	$116
S&P 500	$100	$63	$80	$92	$94	$109
S&P Specialty Chemicals	$100	$83	$119	$145	$155	$218

Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Item 6.

SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

2012	2011	2010	2009	2008
Statements of income data:
Net sales	$1,708.1	$1,415.9	$1,223.4	$1,130.5	$1,364.5
Earnings from operations	$163.6	(1)	$155.5	(3)	$113.5	(5)	$40.3	(7)	$167.2	(9)
Earnings/(loss) from continuing operations	$94.1	(2)	$86.0	(4)	$67.0	(6)	$(3.2	)(8)	$89.4	(10)
Earnings/(loss) from discontinued operations, net of taxes	$93.9	$121.8	$105.3	$0.7	$(288.2)
Net earnings/(loss) attributable to Cytec Industries Inc.	$188.0	$207.8	$172.3	$(2.5)	$(198.8)
Basic net earnings/(loss) per share attributable to Cytec Industries Inc.:
Earnings/(loss) per share from continuing operations	$2.04	$1.78	$1.36	$(0.07)	$1.87
Earnings/(loss) per share from discontinued operations, net of taxes	2.04	2.51	2.13	0.02	(6.03)
Net earnings/(loss) per share attributable to Cytec Industries Inc.	$4.08	$4.29	$3.49	$(0.05)	$(4.16)
Diluted net earnings/(loss) per share attributable to Cytec Industries Inc.:
Earnings/(loss) per share from continuing operations	$2.01	$1.75	$1.35	$(0.07)	$1.87
Earnings/(loss) per share from discontinued operations, net of taxes	2.01	2.49	2.11	0.02	(6.03)
Net earnings/(loss) per share attributable to Cytec Industries Inc.	$4.02	$4.24	$3.46	$(0.05)	$(4.16)
Cash dividends declared and paid per common share	$0.50	$0.50	$0.05	$0.16	$0.50
Balance sheet data:
Total assets	$3,922.1	$3,536.7	$3,673.9	$3,559.4	$3,640.0
Long-term debt	$567.4	$635.9	$641.5	$658.4	$806.4

(1)	Includes net pre-tax charges of $21.2 ($14.6 after-tax) for restructuring initiatives primarily related to mitigating continuing costs following the pending sale of our former Coating Resins segment and realign the supporting structure of the acquired Umeco segment; pre-tax charge of $16.7 ($10.5 after-tax) for the loss recognized on sale of Stamford facility; charges of $8.4 ($8.2 after-tax) related to the acquisition of Umeco; expense of $5.6 (3.8 after-tax) for Umeco inventory that had been written up to fair value at the acquisition date; and $2.5 ($1.5 after tax) of accelerated depreciation for our Stamford facility prior to the recognition of the sale in the fourth quarter 2012.

(2)	In addition to items in Note (1) above, includes pre-tax charges of $1.1 ($0.7 after tax) for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter, and a tax provision of $7.5 related to the establishment of a liability for unrepatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested due to the pending sale of Coating Resins.

(3)	Includes net pre-tax charges of $0.8 ($0.5 after-tax) for adjustments of our 2010 and 2009 restructuring initiatives; a pre- tax charge of $0.6 ($0.4 after-tax) primarily related to adjustments to environmental accruals for revised remediation plans to an active site in Europe, $0.7 ($0.4 after tax) of accelerated depreciation for our Stamford facility sold in September 2011, which was being treated as a financing activity and remains on our books until our environmental remediation was complete and the sale can be recognized, and a pre-tax gain of $3.3 ($2.1 after tax) on the sale of assets in Bogota, Columbia.

(4)	In addition to items in Note (3) above, includes pre-tax charges of $5.2 ($3.3 after tax) for environmental accrual adjustments primarily in the U.S. at inactive sites.

(5)	Includes a pre-tax charge of $5.5 ($3.4 after-tax) related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility, and $1.0 ($0.6 after tax) related to the adjustment of prior years’ restructuring initiatives.

(6)	In addition to items in Note (5) above, includesa tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $9.7 related to a valuation allowance reversal in two international jurisdictions.

(7)	Includes pre-tax charge of $13.1 ($9.3 after-tax) for various manufacturing and organizational restructuring initiatives across In-Process Separation, Additive Technologies, and Engineered Materials segments and within corporate operations as well as restructuring charges related to the shared services initiative.

(8)	In addition to items in Note (7) above, includes a net pre-tax loss of $8.6 ($5.2 after-tax) associated with the premium for the debt tender, a pre-tax, non-cash gain of $8.9 ($5.5 after-tax) as a result of a land sale for which the proceeds were received in 2004, a pre-tax gain of $6.2 ($3.8 after-tax) related to a legal settlement, a pre-tax, non-cash charge of $12.2 ($9.1 after-tax) relating to a pension settlement in an international jurisdiction, and a net pre-tax loss of $1.4 ($1.9 after-tax) related to the exit of the polyurethane product line in Europe and Asia.

(9)	Includes a pre-tax charge of $3.8 ($2.7 after-tax) for additional restructuring costs primarily associated with various organizational restructuring initiatives across the Specialty Chemicals segments.

(10)	In addition to items in Note (9) above, includes pre-tax gain of $6.1 ($4.0 after tax) for alegal settlement and an income tax benefit of $2.6 related to a favorable tax development in connection with the sale of the water treatment business in 2007.

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

GENERAL

We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis.

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

Acquisitions

Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (“Umeco”), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported as a separate segment. See Note 2 of the Notes to Consolidated Financial Statements for further details.

Star Orechem International Private Limited

On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. The acquisition is expected to increase our global capacity for our Metal Extraction Product line of our In Process Separation segment by approximately 25%, and provides the ability to further expand production at the site. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in the first half of 2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business. See Note 2 of the Notes to Consolidated Financial Statements for further details.

Discontinued Operations

Coating Resins

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

On July 31, 2012, we completed the sale of the PSA product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0, subject to post-closing working capital adjustments. In August, we received cash consideration of $112.8 from the sale. We recorded an after-tax gain on the sale of $8.6 in 2012, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

On October 9, 2012, we entered into a definitive agreement to divest our remaining Coating Resins business to Advent International, a global private equity firm for $1,032.0 plus assumed liabilities of $118.0 bringing the total value to $1,150.0. The sale is expected to close in the first quarter of 2013, following the satisfaction of regulatory requirements and other customary closing conditions. As a result, we recorded cumulative after-tax charges of $25.2 in 2012 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the definitive agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

Building Block Chemicals

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the business was treated as discontinued operations and excluded from both continuing operations and segment results for all periods presented.

Segment realignment

We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with strategic and operational changes. In the first quarter of 2012, we announced that we had retained an advisor to help us explore the potential separation of our Coating Resins segment, along with the PSA product line and certain methyl acrylamide (“NMA”) product groups. In light of this potential separation, we realigned our segment reporting (internal and external) and management structure accordingly. PSA and NMA, which previously were included in our Engineered Materials and Additive Technologies segments, respectively, became a part of the Coating Resins segment. Concurrently, to align the segments with our revised management structure and operating model, we moved the formulated resins business out of the Engineered Materials segment into the Additive Technologies segment. As noted above, in October 2012 we signed an agreement for the sale of the Coating Resins business to Advent International.

As discussed above, the former Coating Resins and Building Block Chemicals segments are reported as discontinued operations for all periods presented, and the acquired Umeco business is reported as a separate segment and includes results of operations since we acquired it on July 20, 2012.

In 2013, we plan to report separately the aerospace and industrial materials from the Engineered Materials and Umeco segments into two new segments, Aerospace Materials and Industrial Materials. They will be managed and reported separately to properly align our resources, assets, and strategy with target end-markets. Manufacturing assets and processes are similar although supply chains are dissimilar. We believe this is a more appropriate way to reflect how we anticipate managing the business going forward, and follows our strategy of focusing on aerospace and industrial markets separately. The new segment reporting is expected to be in effect the first quarter of 2013 and we believe is more transparent and understandable to investors.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our Consolidated Statements of Income:

Years Ended December 31,	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	69.2	70.1	70.4
Gross profit	30.8	29.9	29.6
Selling and technical services	8.7	9.0	9.3
Research and process development	3.1	3.2	3.1
Administrative and general	8.0	6.8	7.7
Amortization of acquisition intangibles	0.5	0.2	0.3
Net (loss) gain on sale of assets	(1.0)	0.2	0.0
Earnings from operations	9.6	11.0	9.3
Earnings from continuing operations	5.5	6.1	5.5

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

Net Sales	North America	Latin America	Asia/ Pacific	Europe/ Middle East/ Africa	Total
2012
Engineered Materials	$557.6	$4.7	$59.1	$282.1	$903.5
Umeco	51.0	6.5	6.0	86.5	150.0
In-Process Separation	103.5	113.0	85.6	82.1	384.2
Additive Technologies	118.7	22.1	67.6	62.0	270.4
Total	$830.8	$146.3	$218.3	$512.7	$1,708.1
2011
Engineered Materials	$514.5	$3.8	$42.3	$228.6	$789.2
In-Process Separation	97.6	105.6	80.3	56.0	339.5
Additive Technologies	121.1	24.2	66.2	75.7	287.2
Total	$733.2	$133.6	$188.8	$360.3	$1,415.9
2010
Engineered Materials	$432.3	$2.6	$32.5	$192.8	$660.2
In-Process Separation	76.8	90.1	66.1	59.2	292.2
Additive Technologies	115.3	21.8	66.5	67.4	271.0
Total	$624.4	$114.5	$165.1	$319.4	$1,223.4

Net sales in the United States were $795.0, $686.2 and $557.9, or 47%, 48%, and 46% of total net sales, for 2012, 2011 and 2010, respectively. International net sales were $913.1, $729.7 and $665.5, or 53%, 52%, and 54% of total net sales, for 2012, 2011 and 2010, respectively.

We have four reportable business segments: Engineered Materials, Umeco, In Process Separation, and Additive Technologies. The Engineered Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Umeco segment includes advanced composites and process materials, primarily for the aerospace and defense, wind energy, automotive, recreation and other industrial segments. The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.

For more information on our segments, refer to Note 17 of Notes to Consolidated Financial Statements and further discussions under “Segment Results” below.

YEAR ENDED DECEMBER 31, 2012, COMPARED WITH YEAR ENDED DECEMBER 31, 2011

Consolidated Results

Net sales for 2012 were $1,708.1, compared with $1,415.9 for 2011. Overall, net sales increased 21%, of which 11% was attributable to sales from the newly acquired Umeco segment since July 20, 2012, 6% was due to net volume increases in the existing three segments, and 4% related to selling price increases. Net sales for Engineered Materials and In Process Separation improved by 14% and 13%, respectively, over 2011, due to improved volumes and selling price increases. Net sales for Additive Technologies decreased by 6% compared to 2011, as its selling price increases were not sufficient to offset the lower sales volume and negative impact of changes in foreign exchange rates. For a detailed discussion on sales, refer to the “Segment Results” section below.

Manufacturing cost of sales was $1,181.5, or 69.2% of sales, for 2012 compared with $992.2, or 70.1% of sales, for 2011. The increase in manufacturing cost of sales of $189.3 compared to 2011 is due mostly to the addition of costs of sales of $120.0 related to Umeco, which includes $5.6 related to the step-up of acquired inventory to fair value at the acquisition date. Also, we incurred $46.3 of higher period costs, mostly labor, primarily to meet increased production demand for Engineered Materials, $33.7 of higher variable costs, primarily raw materials, from increased volumes in the Engineered Materials and In Process Separation segments, increased freight costs of $4.5, and higher raw materials prices of $1.9. Restructuring charges were higher by $2.6 in 2012, primarily related to mitigation of continuing costs following the future separation of Coating Resins and plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition. These increases in manufacturing costs of sales were partially offset by the impact of foreign exchange rate changes, which decreased costs by $12.3, and favorable fixed cost absorption into inventory of $7.4.

Selling and technical services expenses were $147.8 for 2012 versus $127.2 for 2011. Research and process development expenses in 2012 were $52.9 versus $45.0 in the prior year. Administrative and general expenses were $136.6 versus $96.1 in the prior year. Overall operating expenses increased by $69.0 including operating expenses of the new Umeco segment of $23.4. The remaining increase is primarily due to higher restructuring costs of $17.8 in 2012 related to our effort to mitigate continuing costs following the expected separation of Coating Resins and plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition, higher costs of approximately $18.6 to support increased commercial activity and investment in technical services and research and development in our Engineered Materials and In Process Separation businesses, $8.4 of costs related to the acquisition of Umeco prior to the acquisition date, and $2.5 for accelerated depreciation related to the sale-leaseback of our Stamford research labs treated as a financing transaction. These increases were mitigated by a favorable impact from changes in exchange rates of $4.8.

Amortization of acquisition intangibles was $9.0 for 2012 versus $3.2 for 2011. The increase is due to the amortization of intangible assets acquired from the Umeco acquisition completed on July 20, 2012.

Net (loss) gain on sale of assets of $(16.7) in 2012 consists of the loss from the sale of our research facility in Stamford, CT. We sold the facility in September 2011, and lease back a portion of the facility. However, we were precluded from recognizing the sale at the time of the original transaction due to our continuing environmental obligation at the site, and we recorded the transaction as a financing transaction at the time. Upon satisfactory completion of our obligation in the fourth quarter of 2012, we recognized the loss for the remaining excess carrying value. Net (loss) gain on sale of assets of $3.3 in 2011 includes a gain on the sale of a former manufacturing site in Bogota, Colombia in the first quarter of 2011.

Other expense, net was $1.7 for 2012 versus $5.1 for 2011. Included in 2012 is an expense of $1.1 for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter. Included in 2011 are environmental accrual charges related to inactive locations totaling $5.2, and a charge of $1.2 related to the settlement of an existing pension plan in an international jurisdiction. These expenses were partially offset by transaction exchange gains of $4.0 during the year.

The loss on early extinguishment of debt in 2012 was $0.2, compared to a loss of $0.3 in 2011.

Equity in earnings (loss) of associated companies was $(0.2) in 2012 versus $0.0 in 2011.

Interest expense, net was $30.1 for 2012 compared with $35.8 for 2011. The $5.7 decrease is primarily due to higher capitalized interest of $7.3 as a result of restarting the carbon fiber expansion project in 2012 and the phosphine capacity expansion project, which was partially offset by higher interest expense of $1.0, mostly on the partial drawdown of the Revolving Credit Facility in the second quarter of 2012, and lower interest income of $0.8.

The effective income tax rate for 2012 was a tax provision of 28.4% ($37.3) compared to a tax provision of 24.7% ($28.3) for 2011. For 2012, the rate was favorably impacted by a tax benefit of $11.6 attributable to the reversal of certain tax reserves due to the completion of U.S. tax audits for the years ended 2004 through 2008, and the expiration of the statute of limitations in certain international tax jurisdictions. It was unfavorably impacted by net tax expenses of $10.6 related to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries. Included in the $10.6 is a tax expense of $3.1 attributable to the repatriation of certain earnings in 2012 and an estimated $7.5 expected to be incurred on the future repatriation of other earnings subsequent to the sale of Coating Resins.

The American Taxpayer Relief Act of 2012 (2012 Tax Relief Act), as signed into law on January 2, 2013 extended a host of expired and expiring tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2013, include, but are not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations. Although this legislation reinstated these favorable tax laws retroactive to January 1, 2012, accounting rules require that the tax impact of such changes, which we estimate to be $2.7, be reflected in the period the law is enacted. We also expect there to be a change to the liability recorded with respect to the unremitted earnings that are anticipated to be repatriated subsequent to the Coating Resins divestiture related not only to this tax law change but also related to the expected divestiture in 2013.

Net earnings from continuing operations for 2012 was $94.1 ($2.01 per diluted share), an increase of $8.1 from $86.0 ($1.75 per diluted share) reported for the same period in 2011. Included in continuing operations for 2012 were after-tax restructuring charges of $14.6 ($0.31 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins and personnel reductions in the acquired Umeco business; an after-tax loss on the sale of assets at our Stamford facility of $10.5 ($0.23 per diluted share); after-tax charges of $8.2 ($0.18 per diluted share) related to costs incurred for the acquisition of Umeco; after-tax charges of $3.8 ($0.08 per diluted share) related to the step-up of Umeco inventory to fair value as of the acquisition date; accelerated depreciation of $1.5 after-tax ($0.03 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction prior to recognizing the sale, and an after-tax foreign exchange loss of $0.7 ($0.01 per diluted share) on the settlement of an acquired intercompany loan from the Umeco transaction. Also included in 2012 is a tax benefit of $11.6 ($0.25 per diluted share) attributable to the reversal of certain tax reserves due to the completion of U.S. tax audits for the years ended 2004 through 2008, and the expiration of the statute of limitations in certain international tax jurisdictions; an income tax provision of $7.5 ($0.16 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the anticipated sale of Coating Resins; and $3.1 of income tax expense ($0.07 per diluted share) related to the 2012 repatriation of earnings of certain foreign subsidiaries associated with the sale process of our Coating Resins segment. Included in continuing operations for 2011 was $0.5 of after-tax restructuring costs, after-tax charges of $3.6 for increases to environmental accruals mainly at inactive sites in the U.S. for updated estimated remediation costs, an after-tax gain of $2.1 on the sale of the former manufacturing site in Bogota, Colombia, and an after tax charge of $0.4, for the accelerated depreciation of the Stamford research and development facility we sold in 2011, but were required to maintain on our books until our environmental obligation was satisfied. For 2012 and 2011, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coating Resins segment of $66.5 and $66.0, respectively, and $1.0 in 2011 for costs previously allocated to the operations of our former Building Block Chemicals segment.

Earnings from discontinued operations, net of tax, were $96.0 for 2012 compared to $124.9 for the comparable period in 2011. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings segment of $112.6, the realized gain of $8.6 on the sale of our PSA product line which was part of the former Coatings segment, and a charge of $25.2 to adjust to the carrying value of the net assets held for sale at December 31, 2012 to their fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell the remaining portion of our former Coatings segment that we entered into in October 2012. For 2012, earnings from operations of our former Coatings segment included the following after-tax items: charges of $16.9 related to costs associated with the sale of Coating Resins, $7.6 of income tax expense related to the requirement of establishing a tax liability on a portion of the un-repatriated earnings of certain foreign subsidiaries to be sold as part of the sale of Coating Resins, a charge of $1.1 related to an increase in the environmental liability at a certain site for new remedial design requirements, and $1.2 of restructuring charges.

The 2011 earnings reflect the results of our former Coating Resins segment and our former Building Block Chemicals segment, prior to its sale in the first quarter of 2011. The results for 2011 also include the net after-tax gain of $34.6 resulting from the completion of the sale of our former Building Block Chemicals segment in the first quarter of 2011.

Net income for 2012 was $188.0, or $4.02 per diluted share, compared with net income in 2011 of $207.8, or $4.24 per diluted share.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and geographic region are set forth below:

Engineered Materials

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$557.6	$514.5	8%	3%	5%	0%
Latin America	4.7	3.8	24%	2%	22%	0%
Asia/Pacific	59.1	42.3	40%	4%	36%	0%
Europe/Middle East/Africa	282.1	228.6	23%	5%	18%	0%
Total	$903.5	$789.2	14%	3%	11%	0%

Overall, net sales increased 14% primarily due to increased selling volumes of 11%. The higher selling volumes in 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases across the military, civil rotorcraft and certain segments within the business jet market. Selling prices increases across all product lines resulted in higher sales of 3%. Changes in exchange rates did not significantly impact net sales.

Earnings from operations were $165.3, or 18% of net sales, in 2012, compared with $124.9, or 16% of net sales, in 2011. The $40.4 increase in earnings was driven by increased marginal income of $49.1 due to higher sales volumes, higher selling prices of $28.1, the favorable impact of changes in exchange rates of $6.2, favorable fixed cost absorption of $3.4 due to higher production levels in 2012, and $1.2 of other benefits which include reductions in manufacturing waste and raw material costs. These positive impacts were partially offset by higher manufacturing period costs of $35.5 to meet increased production demands, $9.1 of higher operating expenses due to continued investments in research and development and technical services in support of new growth, higher sales incentives, higher corporate charges, a bad debt provision and $3.0 of higher freight expenses due to increased sales.

Umeco (from July 21, 2012 through December 31, 2012)

				% Change Due to
	2012	2011	Total % Change(1)	Price	Volume/Mix	Currency
North America	$51.0	$-	-	-	-	-
Latin America	6.5	-	-	-	-	-
Asia/Pacific	6.0	-	-	-	-	-
Europe/Middle East/Africa	86.5	-	-	-	-	-
Total	$150.0	$-	-	-	-	-

(1)	Sales prior to July 21, 2012 were not attributable to Cytec. Therefore, percentage changes are not meaningful.

Net sales in 2012 represent the period from July 21, 2012 through December 31, 2012. Structural materials (advanced composites) sales in Europe were impacted by the economic slowdown, particularly in high-end automotive and motorsports, while sales in North America were negatively impacted by reduced sales of process materials (vacuum bagging materials) to the wind sector.

Earnings from operations were $1.0, or 1% of net sales in 2012. Earnings from operations for Umeco in 2012 include a $5.6 charge for inventory written up to fair value as a result of purchase accounting for the acquisition.

In Process Separation

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$103.5	$97.6	6%	10%	(4%)	0%
Latin America	113.0	105.6	7%	5%	2%	0%
Asia/Pacific	85.6	80.3	7%	3%	3%	1%
Europe/Middle East/Africa	82.1	56.0	47%	11%	37%	(1%)
Total	$384.2	$339.5	13%	7%	6%	0%

Overall, net sales were up 13% in 2012 due to price increases of 7% and increased selling volumes of 6%. Selling prices increased across most product lines to more than offset higher raw material costs. The volume increase reflects strong demand for mining products in copper markets, particularly for new mine startups in Europe/Middle East/Africa region, increased demand for our new products, and strong demand for phosphine gases and derivative products. This was partially offset by a softening alumina market.

Earnings from operations were $91.8, or 24% of net sales, in 2012, compared with $69.7, or 21% of net sales, in 2011. The $22.1 increase in earnings is the result of increased selling prices of $23.0, increased marginal income of $15.0 due to higher volumes, a favorable impact from changes in exchange rates of $3.2, and favorable fixed cost absorption $3.0 on higher production levels to support increased volumes. This was partially offset by higher commercial and other operating expenses of $10.0 caused by increased headcount related to the segment’s growth initiatives, increased manufacturing period costs of $7.6, higher freight costs of $2.5 due to increased volumes and higher rates, and higher raw material costs of $1.9.

Additive Technologies

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$118.7	$121.1	(2%)	4%	(6%)	0%
Latin America	22.1	24.2	(9%)	12%	(15%)	(6%)
Asia/Pacific	67.6	66.2	2%	(1%)	3%	0%
Europe/Middle East/Africa	62.0	75.7	(18%)	4%	(16%)	(6%)
Total	$270.4	$287.2	(6%)	3%	(7%)	(2%)

Overall, net sales decreased 6%, as lower selling volumes of 7% were partially offset by price increases of 3%. Lower selling volumes relate principally to specialty additives products, which were partially offset by higher volumes for polymer additive products. In Europe, a slowing economy reduced demand for both specialty additives and polymer additives products. Lower demand for specialty additives in North America was partially offset by strong demand for polymer additives in the region. The impact of changes in exchange rates lowered sales by 2%.

Earnings from operations were $37.9, or 14% of net sales, for 2012, compared with $39.4, or 14% of net sales, in 2011. The $1.5 decrease in earnings is due to reduced marginal income of $10.2 on lower volumes, increased manufacturing period costs of $2.8 due to wage inflation, benefits, and depreciation, higher raw material costs of $1.2, higher commercial and administration costs of $0.5 related to wage inflation and benefits, and a net unfavorable impact of $0.2 from changes in exchange rates. The negative effects were partially offset by $10.3 of selling price increases, lower freight costs of $2.0 due to lower volumes, and favorable fixed cost absorption of $1.1.

YEAR ENDED DECEMBER 31, 2011, COMPARED WITH YEAR ENDED DECEMBER 31, 2010

Consolidated Results

Net sales for 2011 were $1,415.9, compared with $1,223.4 for 2010. Overall, net sales increased 16%, driven by volume increases of 11%, a favorable impact from changes in exchange rates of 1%, and price increases of 4%. Higher selling prices improved sales in all segments in 2011 compared to 2010. Engineered Materials and In Process Separation improved their selling volumes by 17% and 9%, respectively, compared to the 2010 period. Additive Technologies’ sales were impacted by 1% lower volumes compared to 2010. For a detailed discussion on sales, refer to the “Segment Results” section below.

Manufacturing cost of sales was $992.2, or 70.1% of sales, for 2011 compared with $861.6, or 70.4% of sales, for 2010. The increase in manufacturing cost of sales of $130.6 compared to 2010 is due primarily to $49.8 of increased costs due to higher net sales volume in 2011, primarily related to Engineered Materials, higher raw material costs of $42.5, higher period costs of $42.5 mostly due to increased costs from higher production demand and volume in the Engineered Materials segment, and the unfavorable impact of changes in exchange rates of $8.8. These increases were partially offset by favorable fixed cost absorption of $8.5 and $4.4 of lower restructuring charges in 2011. Approximately $0.9 of restructuring charges are included in manufacturing cost of sales in 2011, representing net adjustments of prior year restructuring accruals. Restructuring charges in cost of sales in 2010 were $5.3, primarily related to the exit of a phosphorus product at our Mt. Pleasant manufacturing facility.

Selling and technical services expenses were $127.2 for 2011 versus $113.4 for 2010. Research and process development expenses in 2011 were $45.0 versus $38.1 in the prior year. Administrative and general expenses were $96.1 versus $93.6 in the prior year. Overall operating expenses increased by $23.2. This increase is primarily related to higher 2011 operating costs of $18.7 primarily related to increased spending to support growth initiatives in Engineered Materials and In Process Separation, the unfavorable impact of changes in exchange rates of $4.6, and higher restructuring charges in 2011 of $0.7.

Amortization of acquisition intangibles was $3.2 both for 2011 and 2010.

Net gain on sale of assets of $3.3 in 2011 includes a gain from the sale of a former manufacturing site in Bogota, Colombia in the first quarter of 2011.

Other expense, net was $5.1 for 2011 versus $5.9 for 2010. Included in 2011 are environmental accrual charges related to inactive locations totaling $5.2, and a charge of $1.2 related to the settlement of an existing pension plan in an international jurisdiction. These expenses were partially offset by transaction exchange gains of $4.0 during the year. Included in 2010 are environmental accruals related to inactive locations totaling $8.3 and losses on cross currency swaps of $3.0. Also included in 2010 are a gain on the sale of a parcel of land of $2.3, a gain from the settlement of a legal claim of $2.4, and transaction exchange gains of $1.7.

The loss on early extinguishment of debt in 2011 was $0.3 compared to a loss of $0.8 in 2010, due to early repurchases of $5.5 and $16.5 in 2011 and 2010, respectively, of our notes due in 2013.

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

The effective income tax rate for 2011 was a tax provision of 24.7% ($28.3) compared to a tax provision of 9.0% ($6.6) for 2010. The 2011 effective tax rate was favorably impacted by tax benefits of $2.0 attributable to several tax rate changes in certain tax jurisdictions.

Net earnings from continuing operations for 2011 was $86.0 ($1.75 per diluted share), an increase of $19.0 from $67.0 ($1.35 per diluted share) reported for the same period in 2010. Included in continuing operations for 2011 was $0.5 of after-tax restructuring costs, after-tax charges of $3.6 for increases to environmental accruals mainly at inactive sites in the U.S. for updated estimated remediation costs, an after-tax gain of $2.1 on the sale of the former manufacturing site in Bogota, Colombia, and an after tax charge of $0.4, for the accelerated depreciation of the Stamford research and development facility we sold in 2011, but were required to maintain on our books until our environmental obligation was satisfied. Included in 2010 was an after-tax charge of $3.4 primarily related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility. Our 2010 results also include an after-tax charge of $2.9 related to an increase in environmental liabilities at two inactive locations for a change in estimate for operating and maintenance costs, a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $11.8 related to a valuation allowance reversal in international jurisdictions. For 2011 and 2010, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coating Resins segment of $66.0 and $6.3, respectively, and $1.0 and $61.4, respectively, for costs previously allocated to the operations of our former Building Block Chemicals segment.

Earnings from discontinued operations, net of tax was $124.9 in 2011 compared with $108.1 in 2010 and reflects the results of our former Building Block Chemicals segment. The results in 2011 include the net after tax gain of $34.6 resulting from the sale of the business in the first quarter of 2011.

Net income for 2011 was $207.8, or $4.24 per diluted share, compared with net income in 2010 of $172.3, or $3.46 per diluted share.

Segment Results (Sales to external customers)

Year-to-year comparisons and analyses of changes in net sales by segment and geographic region are set forth below:

Engineered Materials

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency
North America	$514.5	$432.3	19%	3%	16%	0%
Latin America(1)	3.8	2.6	-	-	-	-
Asia/Pacific	42.3	32.5	30%	2%	28%	0%
Europe/Middle East/Africa	228.6	192.8	19%	3%	15%	1%
Total	$789.2	$660.2	20%	3%	17%	0%

(1)	Due to the level of sales in this geographic region, percentage comparisons are not meaningful.

Overall, net sales increased 20% primarily due to increased selling volumes of 17%. The higher selling volumes in 2011 are due to the continued ramp up of new large commercial transport programs, build rate increases for existing large commercial transport programs, and the general recovery of the civil aircraft market. These volume increases were partially offset by lower sales volumes to the military sector related to the sunset of the C-17 and F-22 programs. Selling prices across all product lines increased net sales by 3%, while changes in exchange rates were not significant.

Earnings from operations were $124.9, or 16% of net sales, in 2011, compared with $107.1, or 16% of net sales, in 2010. The $17.8 increase in earnings was driven by increased marginal income of $63.7 due to higher sales volumes, higher selling prices of $20.2, and favorable absorption of $5.5 due to increased production levels in 2011. These positive impacts were partially offset by higher manufacturing and freight costs of $35.7 in support of increased production volumes and preparations for expected further volume increases in the near future, $19.2 of cost escalations driven primarily by higher raw material costs, $14.0 of higher operating expenses due to continued investments in selling and technology in support of new growth, and the unfavorable impact of changes in exchange rates of $2.7.

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

Additive Technologies

				% Change Due to
	2011	2010	Total % Change	Price	Volume/Mix	Currency
North America	$121.1	$115.3	5%	6%	(1%)	0%
Latin America	24.2	21.8	11%	5%	4%	2%
Asia/Pacific	66.2	66.5	0%	2%	(5%)	3%
Europe/Middle East/Africa	75.7	67.4	12%	7%	(1%)	6%
Total	$287.2	$271.0	6%	5%	(1%)	2%

Overall, net sales increased 6%, of which 5% pertains to selling price increases, especially for the specialty additives business. These price increases reflect our efforts to recover the higher raw materials costs. Selling volumes decreased by 1%, primarily due to lower demand for products in the polymer additives business. Additionally, changes in exchange rates improved net sales by 2%.

Earnings from operations were $39.4, or 14% of net sales, for 2011, compared with $40.3, or 15% of net sales, in 2010. The $0.9 decrease in earnings is due to higher raw material costs of $10.4, reduced marginal income of $1.9 on lower volumes, and higher period and operating expenses of $7.1 due to salary inflation factors and higher plant maintenance costs, and a $0.8 bad debt provision for a polymer additives customer in Spain. The negative effects are essentially offset by $14.8 of selling price increases, favorable production absorption of $1.6 reflecting higher production levels through the third quarter, a net favorable impact from changes in exchange rates of $2.6, and lower freight costs of $0.3 due to lower volumes.

RESTRUCTURING ACTIVITIES

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.

Details of our 2012 restructuring initiatives are as follows:

In the third quarter of 2012, we approved plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition. These plans resulted in a restructuring charge of $6.6 related to the severance costs and other benefits of 28 positions. The initiatives are expected to be substantially completed in 2013 and paid by the end of 2015.

In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 177 positions. These initiatives are expected to be substantially completed and paid by the end of by 2014.

We realized an estimated $3.6 of cost savings in 2012 related to these initiatives and expect to realize an estimated $19.2, $4.3 and $2.1 of incremental pre-tax savings in 2013, 2014 and 2015 respectively.

The remaining reserve relating to the 2012 restructuring initiatives at December 31, 2012 is $13.2.

Details of our 2010 restructuring initiatives are as follows:

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5, of which $0.4 relates to the severance of 10 positions, $1.7 relates to asset write-offs, and $3.4 relates to decommissioning activities, all of which related to our In Process Separation segment.

We realized an estimated $1.4 and $3.1 of cost savings in 2010 and 2011 respectively, related to these initiatives. During 2012 we recorded a net favorable adjustment of $0.2. The aforementioned initiatives were substantially completed in 2011and all costs have been paid in full as of December 31, 2012.

See Note 4 of the Notes to Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2012, our cash balance was $179.3, compared with $415.8 at year-end 2011. As of December 31, 2012, $17.8 of our cash was in the U.S. and $161.5 was held by our subsidiaries outside the U.S.

Net cash provided by continuing operations

Net cash provided by operating activities of continuing operations for 2012 was $167.7 compared with $61.6 for 2011. Inventory increased $17.6 due to higher production lead times resulting from the increased demand in Engineered Materials and In Process Separation. Inventory days on hand were at 78 days at the end of 2012, which is up compared to 68 days at the end of 2011. Trade accounts receivable increased $9.0 due to higher sales with days outstanding of 49 days for 2012, which is slightly above the 2011 amount of 48 days. Accounts payable decreased by $1.7, while 2012 accounts payable days outstanding were 53 days, which is higher than 2011 of 50 days. Accrued expenses increased by $23.3, due to overall higher accruals for costs connected with the Coatings separation and Umeco acquisition, higher employee compensation and benefits accruals, as well as restructuring charges incurred during the year. In the fourth quarter of 2012, we deferred a tax payment of $21.0 to the first quarter of 2013 resulting from the U.S. government’s decision to provide tax relief for taxpayers in the federally declared disaster areas on the East Coast struck by Hurricane Sandy. Other liabilities decreased by $28.5 primarily due to contributions of $37.8 and $13.5 to our pension and postretirement plans, respectively.

Net cash used in investing activities of continuing operations was $594.6 in 2012 compared to $75.5 in 2011. In 2012, we used $420.8 in cash to acquire Umeco and $28.5 to purchase a business in India to increase our manufacturing capacity in our In Process Separation segment, as discussed in Note 2 of the Consolidated Financial Statements. In 2011, we received proceeds of $3.4 from sales of certain real estate and facilities of a former site.

Capital spending for 2012 was $145.3 compared to $78.9 in 2011. Capital spending in 2012 is primarily attributable to investments for the strategic expansion of our growth businesses within the Engineered Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had been put on hold since the first quarter of 2009, to support the growing demand for carbon fiber materials in the aerospace industry. The project’s construction is expected to be completed by the first quarter of 2014, with industrial fiber production expected in 2015 and aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with commercial production expected to occur in 2015. In 2012, we also began expansion of our phosphine plant in Canada for our In Process Separation segment, expected to be completed in 2014. Our total capital spending for 2013 is expected to increase to approximately $300.0 for continuing operations.

Net cash used in financing activities was $44.0 in 2012 compared with $211.5 in 2011. During 2012, we repurchased $99.9 of treasury stock and paid cash dividends of $25.9. These cash outflows were partially offset by net cash proceeds of $49.2 from the use of our short and long term borrowings. This was primarily related to the net borrowings of $62.0 from our Revolving Credit Facility, which was drawn down by $170.0 for the purpose of funding the Umeco acquisition in July 2012, most of which was repaid by December 31, 2012, and for use in our expanded share repurchase program that began in the fourth quarter of 2012. We also received $28.0 of proceeds from stock option exercises, and had $5.9 of excess tax benefits related to share-based payments in 2012. In 2011, we repurchased $196.1 of treasury stock, we paid cash dividends of $27.1, and we had net debt repayments of $8.7. The cash outflows were partly offset by $11.0 of proceeds received from the sale-leaseback transaction of our research and development facilities in Stamford, Connecticut, that originally was treated as a financing transaction, $8.1 of proceeds from the exercise of stock options and $1.5 of excess tax benefits related to share-based payments.

Share repurchases

In 2012, we repurchased 1,455,111 shares of common stock for $99.9 under our stock buyback program. As of December 31, 2012, approximately $550.1 remained available from the $650.0 authorization announced on October 9, 2012. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Dividends

During 2012, we paid four quarterly cash dividends of $0.125 per common share, which aggregated to $22.9. On January 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2013 to stockholders of record as of February 11, 2013. Also during 2012, our majority owned subsidiary paid cash dividends to their minority shareholders which aggregated to $3.0.

Net cash provided by discontinued operations

Net cash provided by operating activities of discontinued operations for 2012 was $146.0, compared to net cash provided by operating activities of discontinued operations of $150.2 for 2011. For 2012 and 2011, these cash flows consisted primarily of the net earnings from discontinued operations of our former Coating Resins segment, and also included the net earnings of our former Building Block Chemicals segment for 2011. In 2011, cash used includes a tax payment of $13.3 related to the gain on the sale of Building Block Chemicals.

Net cash provided by investing activities of discontinued operations was $84.7 in 2012, compared with net cash provided by investing activities of discontinued operations of $117.8 in 2011. For 2012, we received net proceeds of $112.8 from the sale of the PSA product line in the third quarter of 2012 and proceeds of $5.0 from the sale of assets, which were offset by $31.9 of capital expenditures in the Coating Resins business. In 2011, we received cash proceeds of $152.2, net of transaction costs, related to the sale of our former Building Block Chemicals segment, which were offset by capital spending of $2.4 for the business prior to the sale, and $37.6 of capital spending for the former Coating Resins segment. Also in 2011 we received $5.5 in proceeds from the sale of assets.

Credit facility

There was $62.0 outstanding under the $400.0 unsecured five-year revolving credit facility at December 31, 2012. On June 21, 2011, we amended and restated our existing Five Year Credit Agreement (the “Agreement”). The material terms and conditions of the Agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Agreement continues to be $400.0, but now also includes a $25.0 swing line, and the term of the Agreement was extended to June 21, 2016. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term of the Agreement through June 21, 2019 and to increase the maximum amount we may borrow under the Agreement to up to $500.0. This facility contains covenants that are customary for such facilities, including two financial covenants: the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

Funding of future cash requirements

We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned stock repurchases, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, from the substantial cash we expect to receive upon closing of the Coating Resins transaction, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have $62.0 of borrowings outstanding under the agreement as of December 31, 2012. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At December 31, 2012, $338.0 of the facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.

Use of cash

We have generated a significant amount of cash in recent years. Going into 2013, our use of cash priority will be to invest in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. In addition, if available at a reasonable price, we will pursue bolt-on acquisitions for our growth product lines. We will continue to return excess cash to shareholders through dividends and share repurchases. We have approximately $550.1 of buyback authorized as of December 31, 2012. Our expectation is to complete the buyback with proceeds received from the anticipated sale of Coating Resins.

We have not guaranteed any indebtedness of our unconsolidated associated company.

Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs is discussed earlier in Item 1, BUSINESS – “Customers and Suppliers.”

We estimate that pension and postretirement plan funding will be approximately $67.6 in 2013 compared to $51.3 in 2012. Approximately $50.0 of the 2013 funding is expected to be provided by proceeds from the anticipated sale of Coating Resins.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations under long-term agreements as of December 31, 2012:

(In Millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$705.1	$136.0	$250.4	$312.4	$6.3
Interest payments(1)	163.6	43.8	74.6	44.7	0.5
Operating leases	39.7	9.6	13.8	9.8	6.5
Capital lease	17.6	2.8	5.9	6.4	2.5
Pension and postretirement plans obligations(2)	67.6	67.6	0.0	0.0	0.0
Purchase obligations	46.5	42.0	2.6	0.6	1.3
Environmental liabilities(2)	9.7	9.7	-	-	-
Other noncurrent liabilities(3)	-	-	-	-	-
Total	$1,049.8	$311.5	$347.3	$373.9	$17.1

(1)	Based on the Euro exchange rate at December 31, 2012.

(2)	Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2013 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2012 and may vary significantly for pension. See Note 12 (“Environmental, Contingencies and Commitments”) and Note 14 (“Employee Benefit Plans”) of Notes to Consolidated Financial Statements for more information regarding these liabilities.

(3)	Included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2012, were $49.8 of contingent liabilities (principally asbestos related liabilities) and $15.9 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table above.

As of December 31, 2012, the amount of unrecognized tax benefits was $19.7. As specific payment dates cannot be reasonably estimated, the related balances have not been reflected under the “Payments Due by Period” section of the table above.

At December 31, 2012, we had net contractual commitments under currency forward contracts in U.S. dollar equivalent notional amounts of $438.9, that all settle in less than one year. (Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” as well as Note 7 of Notes to Consolidated Financial Statements).

We had $35.9 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2012 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

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

Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At December 31, 2012, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2012	Buy
Sell	U.S. Dollar	Euro	Canadian Dollar	Australian Dollar	Thai Baht	Chilean Peso	Mexican Peso	Malaysian Ringgit	Colombian Peso	Pound Sterling	Norwegian Krone
U.S. Dollar	0.0	$73.3	$66.9	0.0	$8.7	$20.2	$17.3	$3.0	$1.0	$0.1	0.0
Euro	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	$1.6
Pound Sterling	0.0	$152.9	0.0	$46.6	$15.5	0.0	0.0	0.0	0.0	0.0	0.0
Chinese Yuan	$20.3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Brazilian Real	$3.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Japanese Yen	$0.3	$7.7	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

The net favorable fair value of currency contracts, based on exchange rates at December 31, 2012, was $1.7. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $42.2. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

Interest Rate Risk: At December 31, 2012, our outstanding borrowings consisted of $3.0 of short-term variable rate borrowings, $62.0 of long-term floating rate debt, and $641.5 of long-term fixed rate debt. Our total long-term debt had a carrying value of $703.5, a face value of $705.1, and a fair value of $787.9. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rate on our variable rate debt outstanding as of December 31, 2012, interest expense would increase/decrease by approximately $0.1 for the next fiscal year and the fair value of the fixed rate long-term debt would decrease/increase by approximately $18.0.

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

Our asbestos related contingent liabilities and related insurance receivables are based on a study which is prepared every three years by a third party. During the third quarter of 2012, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables, which updated our last study prepared in the third quarter of 2009. The study is based on, among other things, the incidence and nature of historical claims data through June 30, 2012, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type.

As a result of the findings, we recorded a decrease of $2.1 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $1.0 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease is attributable to significantly lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivable is a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48% of our future indemnity costs. We have completed Coverage-In-Place-Agreements with most of our larger insurance carriers.

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

Retirement Plans

We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 84% of our consolidated pension assets and 85% of projected benefit obligations as of December 31, 2012. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rates. Our U.S. salaried pension plan was frozen on December 31, 2007.

At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look at the yields on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. Future expected actuarially determined cash flows of our major U.S. plans are matched against a yield curve encompassing such bonds to arrive at a single discount rate by plan. We discounted our U.S. future pension and postretirement medical liabilities using a rate of 3.9% and 3.5%, respectively, at December 31, 2012. The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans would decrease our 2013 expected annual expense by $7.9 and decrease our liability by $102.7. A 1% decrease to the discount rate for our U.S. pension plans would increase our 2013 expected annual expense by $9.0 and increase our liability by $126.6. A 1% increase to the discount rate for our U.S. postretirement medical plan would decrease our 2013 expected annual expense by $0.7 and decrease our liability by $16.4. A 1% decrease to the discount rate for our U.S. postretirement medical plan would increase our 2013 expected annual expense by $0.8 and increase our liability by $19.3.

In order to reduce the volatility of our pension plan assets relative to pension liabilities, we have gradually implemented a liability-driven investment (“LDI”) strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets with an emphasis on high quality corporate bonds. As the funded status of the plans improves, we expect to further decrease equity investments and increase fixed income investments. As a result of these changes, the expected rates of return have been adjusted downward, as appropriate, to reflect the new allocations. The expected rate of return on our U.S. plan assets, which was 6.75% for 2012, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. A 1% change to the expected rate of return on plan assets of our U.S. pension plans would increase or decrease our 2013 expected pension expense by $7.0; the 2013 expected postretirement medical expense would increase or decrease by $0.3. The U.S. pension plans’ investment mix at December 31, 2012 approximated 24% equities and 76% fixed income securities. Any differences between actual experience and assumed experience are deferred as an unrecognized actuarial gain or loss. The unrecognized net actuarial gain or loss is amortized into pension expense in accordance with GAAP.

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 7.5% in 2012, decreasing to ultimate trend of 5.0% in 2016. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense. A 1% decrease to the assumed healthcare cost trend rate for our postretirement benefit plans would decrease our expense by $0.6 and decrease our postretirement benefit obligation by $12.1. A 1% increase to the assumed healthcare cost trend rate for our postretirement benefit plans would increase our expense by $0.6 and increase our postretirement benefit obligation by $13.4.

As a result of the use of our LDI strategy and the increase in the funded levels of our pension plans, we are in the process of reviewing our pension and postretirement benefit accounting policies to determine if mark-to-market accounting would be a preferred method. Under mark-to-market accounting actuarial gains and losses would be recognized on the income statement in the year incurred rather than amortizing them over future periods. A mark-to-market adjustment would be made in the fourth quarter of each year reflecting that year’s actuarial gains or losses. These gains or losses result from changes in discount rates and other actuarial assumptions, actual returns on plan assets versus expectations, and other differences between actual experience and assumptions. Certain components of expense would be charged at the business segment level, while others, including the annual mark-to-market adjustments, would be charged to Corporate and Unallocated.

We have engaged our actuaries to assist in this process. If we do decide that this change is appropriate, we would apply this change to our continuing pension and postretirement plans on a retrospective basis and restate prior periods accordingly. The impact of this change to our earnings in any period could be material. We expect to reach a decision by the end of the first quarter of 2013.

Impairment of Goodwill and Intangible Assets

We have defined our segments as our reporting units. Our four business segments are Engineered Materials, Umeco, In Process Separation, and Additive Technologies. Engineered Materials and Umeco serve principally aerospace and industrial markets. In Process Separation and Additive Technologies serve large, global industrial markets. The segments above reflect how we run our Company, manage the assets, and view our customers.

We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. For our 2012 goodwill impairment test, we applied the provision of Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, that allows us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. – greater than 50% probability) that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of the facts and circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If we determined otherwise, we would be required to perform the two-step goodwill impairment test. For our qualitative assessment of the reporting unit, we considered all relevant facts and circumstances, including the excess fair value from the most recent fair value calculation; circumstances that could cause significant changes to the most recent carrying value calculation; the overall financial performance of the reporting unit compared to previous projections; the estimated financial performance projected in the near and long term, such as EBITDA and cash flows; industry and market conditions, including overall market-multiple metrics, competitive environment and demand for our products; overall macroeconomic conditions including our ability to access capital; and changes in management, key personnel or strategy for the reporting unit. More weight was placed on events or circumstances that most affect a reporting unit’s fair value or carrying amount of its net assets. As a result of this qualitative assessment, we determined that it was more likely than not that the fair value of our reporting units exceeded their carrying values, and performing the two-step impairment test was not required. These evaluations involve amounts that are based on management’s best estimates and judgments. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. We are not aware of reasonably likely events or circumstances that would result in different amounts being estimated that would have a material impact on these assessments for impairment.

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

We believe that the straight line depreciation method for individual assets is preferable to the composite method because it is a more precise method of allocating historical cost and results in a consistent depreciation policy for all of our locations.

As a result, the useful lives of our assets are now generally estimated to range from 5 to 30 years for equipment and from 10 to 38 years for buildings. This change in the method of depreciation is considered a change in accounting estimate inseparable from a change in accounting principle, and resulted in changes to our depreciation expense prospectively from the effective date.

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

We intend to primarily reinvest the unremitted earnings of those international subsidiaries that are independent of the Coating Resins divestiture. Accounting rules require establishing a tax liability on the unrepatriated earnings of foreign subsidiaries if it is management`s intention to no longer permanently reinvest such earnings. As a result of the intended sale of Coatings Resins, management`s intentions changed with regard to a portion of the unrepatriated earnings of certain foreign subsidiaries. Therefore, included in income tax expense is $3.1 of tax expense incurred due to the repatriation of certain earnings during 2012 and an estimated $7.5 to be incurred on the future repatriation of other earnings, subsequent to the sale of Coating Resins. With the exception of the unremitted earnings of those international subsidiaries that are related to the Coating Resins divestiture, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings. In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.

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

Foreign Currency Risk: We use currency forward contracts and cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we would recognize the change in the fair value of the currency forward contract in other income (expense), net. There was no ineffectiveness in 2012, 2011, or 2010.

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

Derivatives

All of our derivatives are valued based on Level 2 inputs. Our currency forwards are valued based on readily available published indices for currency exchange rates.

Pension

The fair values of our Level 1 pension assets are determined based on quoted market prices in active markets for identical assets. The fair values of our Level 2 pension assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. Our Level 3 assets include an insurance contract and a real estate fund. The fair value of the insurance contract held by one of our non-U.S. plans is based on the contractual terms of the arrangement with the insurance company. The fair value of the real estate fund is based on the net asset value of shares held at year end.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, (Dollars in millions, except per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$179.3	$415.8
Trade accounts receivable, less allowance for doubtful accounts of $4.7 and $1.3 in 2012 and 2011, respectively	263.6	184.2
Other accounts receivable	39.1	28.3
Inventories	267.2	186.5
Deferred income taxes	37.8	34.9
Other current assets	18.9	13.4
Current assets held for sale	410.8	424.7
Total current assets	1,216.7	1,287.8
Investment in associated companies	1.7	–
Plants, equipment and facilities, at cost	1,310.4	1,109.8
Less: accumulated depreciation	(475.1)	(385.1)
Net plant investment	835.3	724.7
Acquisition intangibles, net of accumulated amortization of $43.9 and $34.7 in 2012 and 2011, respectively	183.7	12.2
Goodwill	525.3	314.5
Deferred income taxes	8.9	16.3
Other assets	88.7	87.1
Non-current assets held for sale	1,061.8	1,094.1
Total assets	$3,922.1	$3,536.7
Liabilities
Current liabilities
Accounts payable	$176.4	$118.9
Short-term borrowings	3.0	3.5
Current maturities of long-term debt	136.1	–
Accrued expenses	174.0	126.1
Income taxes payable	51.4	20.8
Deferred income taxes	0.6	0.6
Current liabilities held for sale	265.9	252.0
Total current liabilities	807.4	521.9
Long-term debt	567.4	635.9
Pension and other postretirement benefit liabilities	275.5	277.0
Other noncurrent liabilities	198.3	208.3
Deferred income taxes	70.9	41.2
Non-current liabilities held for sale	198.3	159.1
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,618,861 in 2012 and 49,586,198 in 2011	0.5	0.5
Additional paid-in capital	465.6	461.2
Retained earnings	1,641.3	1,476.4
Accumulated other comprehensive loss	(65.1)	(66.5)
Treasury stock, at cost, 4,672,700 shares in 2012 and 4,077,360 shares in 2011	(243.3)	(185.0)
Total Cytec Industries Inc. stockholders’ equity	1,799.0	1,686.6
Noncontrolling interests	5.3	6.7
Total equity	1,804.3	1,693.3
Total liabilities and stockholders’ equity	$3,922.1	$3,536.7

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, (Dollars in millions, except per share amounts)	2012	2011	2010
Net sales	$1,708.1	$1,415.9	$1,223.4
Manufacturing cost of sales	1,181.5	992.2	861.6
Selling and technical services	147.8	127.2	113.4
Research and process development	52.9	45.0	38.1
Administrative and general	136.6	96.1	93.6
Amortization of acquisition intangibles	9.0	3.2	3.2
Net (loss) gain on sale of assets	(16.7)	3.3	–
Earnings from operations	163.6	155.5	113.5
Other expense, net	(1.7)	(5.1)	(5.9)
Net loss on early extinguishment of debt	(0.2)	(0.3)	(0.8)
Equity in earnings of associated companies	(0.2)	–	–
Interest expense, net	30.1	35.8	33.2
Earnings from continuing operations before income taxes	131.4	114.3	73.6
Income tax provision	37.3	28.3	6.6
Earnings from continuing operations	94.1	86.0	67.0
Earnings from operations of discontinued business, net of tax	112.6	90.3	108.1
Net (loss) gain on sale of discontinued operations, net of tax	(16.6)	34.6	–
Earnings from discontinued operations, net of tax	96.0	124.9	108.1
Net earnings	190.1	210.9	175.1
Less: Net earnings attributable to noncontrolling interests	(2.1)	(3.1)	(2.8)
Net earnings attributable to Cytec Industries Inc.	$188.0	$207.8	$172.3
Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$2.04	$1.78	$1.36
Discontinued operations	2.04	2.51	2.13
	$4.08	$4.29	$3.49
Diluted earnings per common share
Continuing operations	$2.01	$1.75	$1.35
Discontinued operations	2.01	2.49	2.11
	$4.02	$4.24	$3.46
Dividends per common share	$0.50	$0.50	$0.05

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, (Dollars in millions)	2012	2011	2010
Net income including noncontrolling interest	$190.1	$210.9	$175.1
Other comprehensive income (loss), net of tax
Pension liability adjustment	(27.9)	(15.7)	(21.8)
Unrealized net gain on derivative instruments	–	0.4	1.6
Translation adjustments	28.8	(36.7)	(9.6)
Total other comprehensive income (loss), net of tax	0.9	(52.0)	(29.8)
Comprehensive income including noncontrolling interest	191.0	158.9	145.3
Less: Comprehensive income attributable to noncontrolling interest	(1.6)	(3.2)	(3.4)
Comprehensive income attributable to Cytec Industries Inc.	$189.4	$155.7	$141.9

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, (Dollars in millions)	2012	2011	2010
Cash flows provided by (used in) operating activities
Net earnings	$190.1	$210.9	$175.1
Earnings from discontinued operations	(96.0)	(124.9)	(108.1)
Earnings from continuing operations	94.1	86.0	67.0
Noncash items included in earnings from continuing operations:
Depreciation	58.6	45.0	37.4
Amortization	14.1	8.7	9.0
Share-based compensation	11.3	11.1	10.2
Deferred income taxes	(29.8)	8.1	(8.7)
Gain on sale of assets	–	(3.3)	(2.3)
Non-cash loss on disposal of assets	16.7	–	0.0
Loss on early extinguishment of debt	0.2	0.3	0.8
Unrealized (gain) loss on derivative instruments	(4.5)	2.1	(0.8)
Other	0.1	–	0.3
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	(9.0)	(44.2)	(26.0)
Other receivables	12.4	5.7	(4.9)
Inventories	(17.6)	(29.3)	(17.0)
Other assets	0.5	(3.2)	(4.2)
Accounts payable	(1.7)	26.9	29.1
Accrued expenses	23.3	(11.0)	25.6
Income taxes payable	27.5	(4.2)	4.0
Other liabilities	(28.5)	(37.1)	(58.7)
Net cash provided by operating activities of continuing operations	167.7	61.6	60.8
Net cash provided by operating activities of discontinued operations	146.0	150.2	218.0
Net cash provided by operating activities	313.7	211.8	278.8
Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(145.3)	(78.9)	(81.5)
Acquisition of businesses, net of cash received	(449.3)	–	–
Net proceeds received on sale of assets	–	3.4	0.3
Net cash used in investing activities of continuing operations	(594.6)	(75.5)	(81.2)
Net cash provided by (used in) investing activities of discontinued operations	84.7	117.8	(44.3)
Net cash (used in) provided by investing activities	(509.9)	42.3	(125.5)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	318.1	–	–
Payments on long-term debt	(268.4)	(5.9)	(34.3)
Change in short-term borrowings	(0.5)	(2.8)	(4.9)
Cash dividends	(25.9)	(27.1)	(3.8)
Proceeds from the exercise of stock options	28.0	8.1	20.5
Purchase of treasury stock	(99.9)	(196.1)	0.0
Excess tax benefits from share-based payment arrangements	5.9	1.5	2.9
Net cash settlement of cross currency swaps	–	–	(14.0)
Other	(1.3)	10.8	0.0
Net cash used in financing activities	(44.0)	(211.5)	(33.6)
Effect of currency rate changes on cash and cash equivalents	3.7	(10.1)	1.9
(Decrease) increase in cash and cash equivalents	(236.5)	32.5	121.6
Cash and cash equivalents, beginning of period	415.8	383.3	261.7
Cash and cash equivalents, end of period	$179.3	$415.8	$383.3

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2011, and 2010 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interest	Total
Balance at December 31, 2009	$0.5	$451.0	$1,123.2	$(163.2)	$(2.0)	$181.2	$(31.8)	$4.2	$1,563.1
Net earnings	–	–	172.3	–	–	–	–	2.8	175.1
Other comprehensive income:
Pension liability adjustment, net of taxes of $24.7	–	–	–	(21.8)	–	–	–	–	(21.8)
Unrealized net gain on derivative instruments, net of taxes of $1.0	–	–	–	–	1.6	–	–	–	1.6
Translation adjustments	–	–	–	–	–	(10.2)	–	0.6	(9.6)
Comprehensive income								$3.4	$145.3
Dividends—noncontrolling interests	–	–	–	–	–	–	–	(1.3)	(1.3)
Dividends:
Common stock outstanding	–	–	(2.5)	–	–	–	–	–	(2.5)
Deferred and unvested common stock	–	–	–	–	–	–	–	–	–
Share-based compensation	–	7.7	–	–	–	–	2.5	–	10.2
Exercise of stock options	–	(8.8)	–	–	–	–	29.3	–	20.5
Excess tax benefit on stock options	–	1.6	–	–	–	–	–	–	1.6
Balance at December 31, 2010	$0.5	$451.5	$1,293.0	$(185.0)	$(0.4)	$171.0	$0.0	$6.3	$1,736.9
Net earnings	–	–	207.8	–	–	–	–	3.1	210.9
Other comprehensive income:
Pension liability adjustment, net of taxes of $6.5	–	–	–	(15.7)	–	–	–	–	(15.7)
Unrealized net gain on derivative instruments, net of taxes of $0.2	–	–	–	–	0.4	–	–	–	0.4
Translation adjustments	–	–	–	–	–	(36.8)	–	0.1	(36.7)
Comprehensive income								$3.2	$158.9
Dividends—noncontrolling interests	–	–	–	–	–	–	–	(2.8)	(2.8)
Dividends:
Common stock outstanding	–	–	(24.3)	–	–	–	–	–	(24.3)
Deferred and unvested common stock	–	0.1	(0.1)	–	–	–	–	–
Share-based compensation	–	10.1	–	–	–	–	1.0	–	11.1
Exercise of stock options	–	(2.0)	–	–	–	–	10.1	–	8.1
Purchase of treasury stock	–	–	–	–	–	–	(196.1)	–	(196.1)
Excess tax benefit on stock options	–	1.5	–	–	–	–	–	–	1.5
Balance at December 31, 2011	$0.5	$461.2	$1,476.4	$(200.7)	$(0.0)	$134.2	$(185.0)	$6.7	$1,693.3

CYTEC INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

Years ended December 31, 2012, 2011, and 2010 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interest	Total
Balance at December 31, 2011	$0.5	$461.2	$1,476.4	$(200.7)	$0.0	$134.2	$(185.0)	$6.7	$1,693.3
Net earnings	–	–	188.0	–	–	–	–	2.1	190.1
Other comprehensive income:
Pension liability adjustment, net of taxes of $11.9	–	–	–	(27.9)	–	–	–	–	(27.9)
Translation adjustments	–	–	–	–	–	29.3	–	(0.5)	28.8
Comprehensive income								$1.6	$191.0
Dividends—noncontrolling interests	–	–	–	–	–	–	–	(3.0)	(3.0)
Dividends:
Common stock outstanding	–	–	(22.9)	–	–	–	–	–	(22.9)
Deferred and unvested common stock		0.2	(0.2)
Share-based compensation	–	9.5	–	–	–	–	1.8	–	11.3
Exercise of stock options	–	(11.8)	–	–	–	–	39.8	–	28.0
Purchase of treasury stock	–	–	–	–	–	–	(99.9)	–	(99.9)
Equity award modification reclass to liability	–	0.6	–	–	–	–	–	–	0.6
Excess tax benefit on stock options	–	5.9	–	–	–	–	–	–	5.9
Balance at December 31, 2012	$0.5	$465.6	$1,641.3	$(228.6)	$0.0	$163.5	$(243.3)	$5.3	$1,804.3

See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currencies in millions, except per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 49% of our 2012 revenues in North America, 30% in Europe, Middle East, and Africa, 13% in Asia-Pacific and 8% in Latin America. We have manufacturing and research facilities located in15 countries excluding Coating Resins. When including our Coating Resins facilities the total increases to 19 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. The footnotes relate to continuing operations except where noted otherwise. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.

B. Inventories: Inventories are stated at the lower of cost or market. We determine cost using the first-in, first-out method.

C. Currency Translation: Operations in our international subsidiaries are recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for our international subsidiaries are translated from local currencies into U.S. dollars (“USD”) using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of accumulated other comprehensive income (“OCI”). Gains and losses on foreign currency transactions, which represent the translation of transactions denominated in currencies other than the functional currency of the impacted legal entity, are recorded as incurred in other expense, net.

D. Depreciation: Depreciation is provided on a straight line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations. Effective January 1, 2012, we changed our method of depreciation for the majority of our North American fixed assets from straight line composite depreciation to straight line by individual asset. We believe that the straight line depreciation method for individual assets is preferable to the composite method because it is a more precise method of allocating historical cost and results in a consistent depreciation policy for all of our locations. We also revised our estimates of useful lives. See Note 9 for further discussion regarding our changes in depreciation and the effective date of our changes. When depreciable assets under the straight line composite method were sold or otherwise retired from service, unless a major change in the composition of an asset class had occurred, their costs plus demolition costs less amounts realized on sale or salvage were charged or credited to the accumulated depreciation account.

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

For our 2012 goodwill impairment test, we applied the provision of Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other, issued by the Financial Accounting Standards Board (“FASB”), that allows us to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. – greater than 50% probability) that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of the facts and circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test, described below, is unnecessary. If we determined otherwise, we would be required to perform the two-step goodwill impairment test. For our qualitative assessment of the reporting unit, we consider all relevant facts and circumstances, including the excess fair value from the most recent fair value calculation; circumstances that could cause significant changes to the most recent carrying value calculation; the overall financial performance of the reporting unit compared to previous projections; the estimated financial performance projected in the near and long term, such as EBITDA and cash flows; industry and market conditions, including overall market-multiple metrics, competitive environment and demand for our products; overall macroeconomic conditions including our ability to access capital; and changes in management, key personnel or strategy for the reporting unit. More weight is placed on events or circumstances that most affect a reporting unit’s fair value or carrying amount of its net assets.

If we determined that we were required to perform the two-step goodwill impairment test, it begins by comparing the reporting unit’s fair value to its carrying value. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average of EBITDA. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the reporting unit’s estimated fair value at the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using discounted cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test which is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step would then be compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.

Intangible assets are amortized on a straight line basis over their respective estimated useful lives. Intangible assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and would be charged to income.

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

I. Derivative Instruments and Hedging Activities: We use derivative instruments in accordance with our established policies to manage exposure to fluctuations in currency rates, interest rates, and, at times, certain commodity costs. We do not hold or issue derivative financial instruments for trading or speculative purposes. We enter into financial instrument transactions with either major financial institutions or highly-rated counterparties and make reasonable attempts to diversify transactions among counterparties, thereby limiting exposure to credit-related and performance-related risks.

Foreign Currency Risk: We use currency forward contracts and have used cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts and, until recently, cross currency swaps denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the hedging relationship. Ineffectiveness, if any, in a hedging relationship is recognized immediately into earnings. If the hedging relationship is not highly effective in generating offsetting cash flows or changes in fair value, we recognize the change in the fair value of the currency forward contract in other expense, net.

Commodity Price Risk: From time to time and through June 2011, we have used natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities. When used, these forward contracts, which were highly effective at achieving offsetting cash flows of the underlying natural gas purchases, were designated as cash flow hedges and were reported on the consolidated balance sheets at fair value, with the effective portion of the hedged item included in accumulated other comprehensive income/(loss) on an after-tax basis. Gains and losses were reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affected earnings. If the derivative was no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value were recorded in other expense, net. Any ineffectiveness was recognized in other expense, net in the current period. If the hedging relationship was terminated, we continued to defer the related gain or loss in accumulated other comprehensive income and included it as a component of the cost of the underlying hedged item. If the forecasted transaction was no longer likely to occur, we recognized the related gain or loss in other expense, net in that period. We did not terminate any hedges during 2011 and 2010. All hedged transactions that were forecasted to occur in 2011 and 2010 occurred as forecasted, and we did not hedge any new items in 2012. Ineffectiveness during these years was insignificant. The fair values of all of these instruments were based on a readily available published index for commodity prices.

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

Insurance/Self-Insurance

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

Asset Retirement Obligations

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

P. Recently Adopted Accounting Pronouncements: In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012, we adopted these amendments on a prospective basis and there was no impact on our consolidated financial statements.

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

2. ACQUISITIONS

Acquisition of Umeco plc

On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (“Umeco”), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported as a separate segment.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of finalizing the valuation of certain assets acquired and liabilities assumed; thus, the amounts below are subject to change until finalized.

Cash	$3.0
Trade receivables	65.2
Inventories	58.2
Other current assets	26.1
Plants, equipment and facilities	67.9
Amortizable intangible assets	175.2
Goodwill	184.4
Deferred tax assets	0.4
Other non-current assets	5.3
Deferred tax liabilities	(52.5)
Other current and non-current liabilities	(109.4)
Total acquisition consideration allocation	$423.8

Goodwill recorded in connection with this acquisition was approximately $184.4 which represents the significant opportunities for growth and value creation by expanding our presence in the industrial composites sector, as well as the expected synergies from combining the acquired business with our existing business. All of the goodwill was assigned to the new segment. For tax purposes, the estimated amount of goodwill deductible for tax purposes over a 5 year period is $7.1. The estimated goodwill non-deductible for tax purposes is approximately $177.3.

The following information provides details about the estimated step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

Inventories

As of the effective date of the acquisition, inventory is required to be measured at fair value. Raw materials and work in process are valued at book value which is assumed to be a reasonable proxy for fair value. The fair values for finished goods inventory were determined based on estimated selling prices less the sum of (a) costs of selling and (b) a reasonable profit allowance for the selling effort. The estimated net step-up in fair value for finished goods was $5.6.

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

Property and equipment

As of the effective date of the acquisition, property and equipment are required to be measured at fair value. It is assumed that all property and equipment will be used in a manner that represents the highest and best use of those assets. The fair value of land assets was primarily determined through use of the market approach, while the fair value of land improvements and personal property (machinery and equipment and fixed assets – other) was primarily determined through use of the cost approach and corroborated with an income approach when appropriate. Our fair value adjustment to property and equipment has been made by obtaining an understanding of the nature, amount and type of Umeco property and equipment as of July 20, 2012. The estimated step-up in fair value for property and equipment was $4.9. The estimated step-up in fair value is preliminary and subject to change as we finalize assumptions.

Intangible assets include the following:

	Estimated Fair Value	Remaining Useful Lives (Years)
Customer relationships	$141.9	16
Technology—Structural Materials: Aerospace & Defense	$14.3	21
Technology—Structural Materials: Other industries	$9.2	6
Trademarks and trade names	$9.8	8

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

The purchase price allocation for the Umeco acquisition is preliminary and will be finalized upon collection of additional information regarding the fair values of assets acquired and liabilities assumed. The primary areas of the preliminary purchase price allocation that are not yet finalized include fair values of certain tangible assets and liabilities assumed, identifiable intangible assets, certain legal matters, income and non-income based taxes, and residual goodwill. For the year ended December 31, 2012, we recognized expenses for acquisition related costs of approximately $8.4. These costs are included in the Consolidated Statements of Income for the period ended December 31, 2012 under “Administrative and general.” From the acquisition date through December 31, 2012, we recorded net sales of $150.0 for the Umeco segment, and corresponding net operating earnings of $1.0, which includes the expensing of the aforementioned net step-up in fair value for purchased finished goods of $5.6.

The assets and liabilities arising from contingencies recognized as of the acquisition date are not significant to the consolidated financial statements.

Pro Forma Financial Information (Unaudited)

The results of operations of Umeco have been included in the consolidated statements of operations since the acquisition date of July 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011:

Years Ended December 31	2012	2011
Net revenue	$1,896.2	$1,784.2
Net income attributable to Cytec	$112.1	$98.5
Diluted earnings per share from continuing operations	$2.40	$2.01

These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects.

For the year ended December 31, 2012, material non-recurring pro forma adjustments include the removal of costs related to the acquisition of Umeco of $20.2 including $11.8 of transaction related costs included in legacy Umeco’s consolidated statement of operations for the year ended December 31, 2012.

The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

Acquisition of manufacturing assets of Star Orechem International Private Limited

On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in the first half of 2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business. Based on the condition of the acquired assets and the estimated costs to complete necessary upgrades, we have revised our preliminary estimate of the remaining net amount payable to SOIL under the purchase contract from $7.5 to $1.0, resulting in a purchase price of $30.2.

The following table summarizes the final assigned fair values of the assets acquired and liabilities assumed as of March 30, 2012:

Inventories	$1.1
Other current assets	0.4
Plants, equipment and facility	6.5
Identifiable intangibles	1.2
Goodwill	20.8
Other, net	0.2
Total purchase price	$30.2

The goodwill recorded in connection with this acquisition is largely attributable to the capacity and potential for future strategic growth. None of the goodwill recognized is expected to be deductible for income tax purposes.

The amount allocated to intangibles represents the fair value of non-compete agreements, which were determined based on an independent appraisal. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.

There were no material revenues or earnings related to SOIL included in our consolidated statement of income for the year ended December 31, 2012.

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued operations

Coating Resins

In the second quarter of 2012, we committed to a plan to sell the assets and liabilities of our Coating Resins business. In conjunction with the plan, on May 11, 2012, we announced our agreement to sell our pressure sensitive adhesives (“PSA”) product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0. As of June 30, 2012, we had met all the criteria for discontinued operations, and as a result, the results of operations of the former Coating Resins segment, including PSA, are reported as discontinued operations. The total assets and liabilities that are included as held-for-sale in our consolidated balance sheets as of December 31, 2012 are approximately $1,472.6 and $464.2, respectively, and exclude those related to the PSA product line, which were sold in July 2012, as noted below. The results of operations of the former Coating Resins segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. The results of the PSA product line are included in discontinued operations up through its sale on July 31, 2012. All previously reported financial information has been revised to conform to the current presentation.

On July 31, 2012, we completed the sale of the PSA product line to Henkel under the terms noted above, subject to post-closing working capital adjustments. We received cash consideration of $112.8 from the sale. We recorded an after-tax gain on the sale of $8.6, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

On October 9, 2012, we entered into a definitive agreement to divest our remaining Coating Resins business to Advent International, a global private equity firm for $1,032.0 plus assumed liabilities of $118.0 bringing the total value to $1,150.0. The sale is expected to close following the satisfaction of regulatory requirements and other customary closing conditions. As a result, we recorded cumulative after-tax charges of $25.2 in 2012 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the definitive agreement. The charges are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

Building Block Chemicals

On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement (“the Agreement”) dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. In 2011, we recorded an after-tax gain on the sale of $34.6, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the accompanying consolidated statements of income. The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented related to our former Coating Resins (“Coatings”) and Building Block Chemicals (“BBC”) segments.

The following table displays summarized activity in our condensed consolidated statements of operations for discontinued operations during the years ended December 31, 2012, 2011, and 2010.

Years ended December 31,	2012		2011			2010
	Coatings	Total	Coatings	BBC	Total	Coatings	BBC	Total
Net sales	$1,487.4	$1,487.4	$1,657.1	$96.2	$1,753.3	$1,524.9	$599.7	$2,124.6
Earnings from operations of discontinued businesses before income taxes(1)(3)	$183.3	$183.3	$118.9	$10.0	$128.9	$121.8	$44.3	$166.1
Income tax expense on operations(2)(3)	(70.7)	(70.7)	(36.5)	(2.1)	(38.6)	(44.0)	(14.0)	(58.0)
Gain on sale of discontinued operations	21.3	21.3	0.0	55.3	55.3	0.0	0.0	0.0
Income tax expense on gain on sale	(12.7)	(12.7)	0.0	(20.7)	(20.7)	0.0	0.0	0.0
Adjust to fair value, less cost to sell	(28.7)	(28.7)	0.0	0.0	0.0	0.0	0.0	0.0
Income tax benefit on adjustment	3.5	3.5	0.0	0.0	0.0	0.0	0.0	0.0
Earnings from discontinued operations, net of tax	$96.0	$96.0	$82.4	$42.5	$124.9	$77.8	$30.3	$108.1
(1)	Included in earnings of discontinued operations before income tax expenses for the year ended December 31, 2012 were expenses of $23.4 related to the Coating Resins sale process. For the years ending December 31, 2012, 2011, and 2010, includes net restructuring charges of $1.6, $20.8, and $3.2, respectively, and environmental charges (credits) of $1.7, ($4.5), ad $4.7, respectively.

(2)	Income tax expense on discontinued operations for the year ended December 31, 2012 includes a $7.6 of tax expense on estimated unrepatriated earnings of international subsidiaries from the anticipated sale of Coating Resins.

(3)	The assets and liabilities of the Coating Resins Segment were reclassified to held-for-sale effective June 30, 2012. Accordingly, depreciation and amortization were no longer recorded on these assets beginning July 1, 2012.

Assets and liabilities held for sale

The assets and liabilities of the former Coating Resins segment, including the PSA product line, are reported as assets and liabilities held for sale as of December 31, 2011. The PSA product line was divested during the third quarter of 2012. The following table displays a summary of the assets and liabilities held for sale as of December 31, 2012 and 2011.

December 31,	2012	2011
Assets
Trade accounts receivable, net	$192.5	$212.4
Inventories, net	196.1	187.8
Other current assets	22.2	24.5
Plants, equipment and facilities, net	432.7	389.8
Acquisition intangibles, net	252.9	291.2
Goodwill, net	323.1	361.2
Other assets	53.1	51.9
	$1,472.6	$1,518.8
Liabilities
Accounts payable	$164.5	$162.7
Accrued liabilities	100.8	88.1
Pension and other postretirement benefits	88.0	60.4
Deferred income taxes	51.8	37.1
Other liabilities	59.1	62.8
	$464.2	$411.1
Net assets held for sale	$1,008.4	$1,107.7

Other divestitures

On September 30, 2011, we sold our Stamford, Connecticut research and development facility for $11.0 cash. The transaction included the leaseback of certain portions of the facility for a 7 year period, with an option to extend the lease for an additional 3 years. As part of the agreement, we were responsible for the remediation of certain environmental matters at the site and therefore, as a result of the environmental remediation obligation, we were precluded from recognizing the sale until the remediation was completed. On the date of the transaction, the carrying value of the facility exceeded the proceeds received by $21.5. However, since the facility supports the operations of multiple asset groupings that have sufficient undiscounted cash flows to support the in-use value of the facility, no impairment charge was recorded at that time. Therefore, in the fourth quarter of 2011, we adjusted the estimated remaining useful life of the facility to the 7 year initial lease period and began accelerating the depreciation over that period. In the fourth quarter of 2012, we completed remediation and recognized the sale. As a result, we recorded a pre-tax loss of $16.7 in 2012 for the remaining excess carrying value, which is included in net (loss) gain on sale of assets in the consolidated statement of income.

During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Net (loss) gain on sale of assets in the accompanying consolidated statement of income for 2011.

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

4. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	2012	2011	2010
Manufacturing cost of sales	$3.5	$0.9	$5.3
Selling and technical services	3.1	–	(0.1)
Research and process development	0.5	–	(0.1)
Administrative and general	14.1	(0.1)	(0.6)
Total	$21.2	$0.8	$4.5

Details of our 2012 restructuring initiatives are as follows:

In the third quarter of 2012, we approved plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition. These plans resulted in a restructuring charge of $6.6 related to the severance costs and other benefits of 28 positions. The initiatives are expected to be substantially completed in 2013 and paid by the end of 2015.

In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 177 positions. These initiatives are expected to be substantially completed and paid by the end of by 2014.

The remaining reserve relating to the 2012 restructuring initiatives at December 31, 2012 is $13.2.

Details of our 2010 restructuring initiatives are as follows:

In May 2010, we approved plans to exit the production of certain phosphorus derivative products at our Mt. Pleasant, Tennessee facility. These plans resulted in a restructuring charge of $5.5 in 2010, of which $0.4 related to the severance of 10 positions, $1.7 related to asset write-offs, and $3.4 related to decommissioning activities, all of which related to our In Process Separation segment. During 2011, we recorded an additional restructuring charge of $1.1 related to these plans.

During 2012 we recorded a net favorable adjustment of $0.2. All costs have been paid in full as of June 30, 2012.

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

In 2009, we launched restructuring initiatives at several of our In Process Separation and Additive Technologies manufacturing locations, which resulted in restructuring charges totaling $4.0 associated with severance and other employee benefits. The manufacturing locations impacted by these initiatives included:

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

We launched several initiatives throughout 2009 in our In Process Separation and Additive Technologies segments and corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions, including our initiative to establish a shared services center. These initiatives resulted in $6.0 of charges related to severance and employee benefits associated with the elimination of 208 positions; during 2010 we recorded net favorable adjustments of $0.8. During 2011, we recorded net favorable adjustments of $0.3 and an additional restructuring charge of $0.1 in 2012 related to our 2009 restructuring initiatives.

All of the aforementioned initiatives were substantially complete. The remaining reserve at December 31, 2012 of $0.1 relating to 2009 restructuring initiatives is expected to be paid through 2014.

Restructuring Initiatives:	2009	2010		2011	2012	Total
Balance December 31, 2009	$4.6	$0.0		$0.0	$0.0	$4.6
2010 charges (credits)	(1.0)	5.5		0.0	0.0	4.5
Non-cash items	(0.1)	(1.7	)(1)	0.0	0.0	(1.8)
Cash payments	(2.0)	(2.3)		0.0	0.0	(4.3)
Currency translation adjustments	0.0	0.0		0.0	0.0	0.0
Balance December 31, 2010	$1.5	$1.5		$0.0	$0.0	$3.0
2011 charges (credits)	(0.3)	1.1		0.0	0.0	0.8
Non-cash items	0.0	0.0		0.0	0.0	0.0
Cash payments	(1.0)	(2.3)		0.0	0.0	(3.3)
Currency translation adjustments	0.0	0.0		0.0	0.0	0.0
Balance December 31, 2011	$0.2	$0.3		$0.0	$0.0	$0.5
2012 charges (credits)	0.1	(0.2)		0.0	21.3	21.2
Non-cash items	0.0	0.0		0.0	(0.1)	(0.1)
Cash payments	(0.2)	(0.1)		0.0	(8.3)	(8.6)
Currency translation adjustments	0.0	0.0		0.0	0.3	0.3
Balance December 31, 2012	$0.1	$0.0		$0.0	$13.2	$13.3

(1)	Represents write-offs of related to inventories and construction in progress at our Mt. Pleasant, Tennessee facility.

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right, (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the years ended December 31, 2012, 2011, and 2010 are noted in the following table:

	2012	2011	2010
Expected life (years)	6.2	6.2	6.1
Expected volatility	41.9%	40.0%	43.3%
Expected dividend yield	1.01%	1.04%	0.19%
Risk-free interest rate	2.11%	3.36%	3.75%
Weighted-average fair value per option	$19.91	$20.83	$16.73

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

Stock Award and Incentive Plan:

The 1993 Stock Award and Incentive Plan, as amended on January 31, 2012, (the “1993 Plan” or “Amended Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares), and deferred stock awards and dividend equivalents. At December 31, 2012, there were approximately 5,900,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,100,000 shares reserved for issuance for all outstanding share-based compensation grants.

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

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2012 is presented below:

Options and Stock-Settled SARS Activity:(1)	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,305,399	$42.71
Granted	470,809	50.33
Exercised	(1,033,941)	36.81
Forfeited	(69,537)	47.47
Outstanding at December 31, 2012	2,672,730	$46.22	5.7	$60.4
Exercisable at December 31, 2012	1,849,254	$45.22	4.5	$43.7

(1)	Options and stock-settled SARS in the table above include awards to all recipients, including those who are part of discontinued businesses.

During the year ended December 31, 2012, we granted 470,809 stock options. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2012, 2011, and 2010, was $19.91, $20.83, and $16.73 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $7.6, $6.9, and $7.2 during the years ended December 31, 2012, 2011, and 2010, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the years ended December 31, 2012, 2011, and 2010 was $26.3, $7.9, and $12.3 respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the years ended December 31, 2012, 2011, and 2010 was approximately $6.6, $6.8, and $7.6 respectively.

As of December 31, 2012, there was approximately $6.6 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.2 years as the majority of our awards vest over three years.

Total tax benefits realized from share-based awards was $8.0, $2.7, and $4.4 for the years ended December 31, 2012, 2011, and 2010, respectively. Cash received from stock options exercised was $28.0, $8.1, and $20.5 for the years ended December 31, 2012, 2011, and 2010, respectively.

Cash-settled SARS

Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Intrinsic value and cash used to settle cash-settled SARS was $0.8, $0.1, and $0.1 for the years ended December 31, 2012, 2011, and 2010, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax expense/(income) recognized for cash-settled SARS was $1.2, $(1.2), and $1.1 for the years ended December 31, 2012, 2011, and 2010, respectively. The liability related to our cash-settled SARS was $1.7 and $1.3 at December 31, 2012 and 2011, respectively.

Non-vested stock, non-vested stock units and performance stock

As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2012, 2011, and 2010. During 2008, we granted performance stock awards for 47,927 shares (assuming par payout) to nine employees, which related to the 2010 performance period. Of these awards, 8,092 vested for which we recorded an expense of $0.4 in 2010. All of the shares were distributed in January 2011.

A summary of non-vested stock and non-vested stock units for the year ended December 31, 2012 is presented below:

Non-vested Stock and Stock Units:(1)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2012	180,930	$40.40
Granted	77,822	50.79
Vested	(45,463)	18.67
Forfeited	(9,432)	46.84
Nonvested at December 31, 2012	203,857	$47.75

(1)	Non-vested stock and stock units in the table above include awards to all recipients, including those who are part of discontinued businesses.

During 2012, we granted 67,139 non-vested stock units to employees and 10,683 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock and non-vested stock units on the date of grant was $50.79 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $3.4, $2.4, and $2.1 for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $3.0 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Compensation cost related to all share based compensation arrangements capitalized in inventory as of December 31, 2012 and 2011 was approximately $0.4 and $0.3, respectively.

For awards granted prior to January 1, 2012, in the event of a “change in control” (as defined in the Amended Plan), unless specifically provided to the contrary in an award agreement or grant letter establishing an award, (i) any award carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeiture applicable to any other award, including non-employee directors’ awards, granted under the amended Plan will lapse, and such awards will be deemed fully vested, and (iii) any performance conditions imposed with respect to awards (other than annual cash incentives) shall be deemed to be fully achieved. For awards granted on or after January 1, 2012, if after a “change in control” (as defined in the Amended Plan) the recipient’s employment or independent contractor relationship is terminated by the Company within two (2) years after the change of control without cause, or by such recipient for “good reason” (as defined in the Amended Plan) unless specifically provided to the contrary in an award agreement or grant letter establishing an award, (i) any award carrying a right to exercise that was not previously exercisable and vested will become fully exercisable and vested, (ii) the restrictions, deferral limitations, payment conditions and forfeiture applicable to any other award granted under the Amended Plan will lapse, and such awards will be deemed fully vested, and (iii) any performance conditions imposed with respect to awards (other than annual cash incentives) shall be deemed to be fully achieved.

As of December 31, 2012 and 2011, our Additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $77.2 and $71.7, respectively.

In the second quarter of 2012, in an effort to retain key employees of the Coatings Resins business who could be impacted by the potential sale of Coating Resins, we agreed that if any such individual’s employment with Cytec is terminated as a result of a sale of Coating Resins, we would pay such employee an amount equal to the intrinsic value of any unvested stock options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we determined we had met all the criteria for discontinued operations, we determined that these certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards.

Accordingly, we recorded a liability of $2.9 for these awards at June 30, 2012 by reclassifying $1.7 of previously recognized expense out of Additional paid-in capital and recognized $1.2 of additional expense. In the second half of 2012, an additional $3.7 of expense was recognized related to these awards. During the fourth quarter new facts and circumstances regarding the timing of the close of the Coating Resins sale indicated that a portion of the awards previously reclassified to liability awards would vest prior to closing and were reclassified back to equity awards. Accordingly, we reclassified $2.3 from the liability to Additional paid-in capital. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the Consolidated Statement of Income.

At December 31, 2012, 88,611 shares of options and 25,015 restricted stock units, which are included as outstanding in the above tables, are being accounted for as liability awards. At December 31, 2012 the liability related to these awards was $4.1.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011, and 2010 (in thousands, except net earnings in millions and per share amounts):

Years Ended December 31,	2012	2011	2010
Numerator:
Earnings from continuing operations	$94.1	$86.0	$67.0
Earnings from discontinued operations, net of tax	93.9	121.8	105.3
Net earnings attributable to Cytec Industries Inc.	$188.0	$207.8	$172.3
Denominator:
Weighted average shares outstanding	46,034	48,449	49,339
Effect of dilutive shares:
Options and stock-settled SARS	623	466	472
Non-vested shares and units	129	88	54
Diluted average shares outstanding	46,786	49,003	49,865
Basic earnings per common share:
Earnings from continuing operations	$2.04	$1.78	$1.36
Earnings from discontinued operations	2.04	2.51	2.13
Net earnings per common share attributable to Cytec Industries Inc.	$4.08	$4.29	$3.49
Diluted earnings per common share:
Earnings from continuing operations	$2.01	$1.75	$1.35
Earnings from discontinued operations	2.01	2.49	2.11
Net earnings per common share attributable to Cytec Industries Inc.	$4.02	$4.24	$3.46

The following table sets forth the anti-dilutive shares/units excluded from the above calculations because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Years ended December 31,	2012	2011	2010
Options	250	852	285
Stock-settled SARS	0	1,138	862
Non-vested shares and units	0	0	0
Total	250	1,990	1,147

7. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities

Currency forward contracts

We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2012, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other income (expense), net.

At December 31, 2012, net contractual amounts of forward contracts outstanding translated into USD totals $438.9. Of this total, $214.6 was attributed to the exposure in forward selling/purchase of USD, and $162.2 and $62.1 were attributable to the exposure in forward selling/purchase of Euros and pound sterling, respectively, translated into USD equivalent amounts. The net favorable (unfavorable) fair values of currency contracts, based on forward exchange rates at December 31, 2012 and 2011 were $1.7 and ($2.4), respectively.

At December 31, 2012 and 2011, the currency and net notional amounts of forward contracts outstanding translated into USD equivalent amounts were as follows:

December 31, 2012	Buy
Sell	U.S. Dollar	Euro	Canadian Dollar	Australian Dollar	Thai Baht	Chilean Peso	Mexican Peso	Malaysian Ringgit	Colombian Peso	Pound Sterling	Norwegian Krone
U.S. Dollar	0.0	$73.3	$66.9	0.0	$8.7	$20.2	$17.3	$3.0	$1.0	$0.1	0.0
Euro	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	$1.6
Pound Sterling	0.0	$152.9	0.0	$46.6	$15.5	0.0	0.0	0.0	0.0	0.0	0.0
Chinese Yuan	$20.3	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Brazilian Real	$3.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Japanese Yen	$0.3	$7.7	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0

December 31, 2011	Buy
Sell	U.S. Dollar	Euro	Chilean Peso	Canadian Dollar	Australian Dollar	Thai Baht	Mexican Peso	Pound Sterling	Norwegian Krone
U.S. Dollar	0.0	$48.3	$21.8	$21.7	$18.0	$15.0	$11.5	$5.5	$0.9
Brazilian Real	$8.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Norwegian Krone	0.0	$51.5	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Pound Sterling	0.0	$0.4	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Others	0.0	$0.2	0.0	0.0	0.0	0.0	0.0	0.0	0.0

Cash flow hedges

In the fourth quarter of 2011, we entered into a contract for the construction of certain manufacturing equipment, the payments of which were denominated in Swiss francs (CHF), and totaled approximately 7.3 CHF. These CHF payments exposed us to exchange rate fluctuations between CHF and USD. To hedge this risk, we entered into forward contracts to buy CHF and sell USD at agreed upon rates. To protect our consolidated earnings against the risk of foreign currency-related fluctuation associated with the forecasted CHF payments for the equipment, we designated the currency forward to buy CHF and sell USD on the forward’s maturity date (the “hedging instrument”) as a cash flow hedge of the foreign currency risks associated with our capitalization of the first, previously unhedged, forecasted CHF-denominated invoices. At hedge inception, we expected that the hedging relationship would be highly effective at achieving offsetting changes in cash flows attributable to the risk being hedged because the key features and terms (i.e., the currency, notional amount, and timing) for the forward and the respective hedged transactions closely match at inception.

The contracts settled in the first and third quarters of 2012, and there was no hedge ineffectiveness. Approximately $0.1 was recorded in accumulated other comprehensive income at settlement, which was reclassified into earnings in the fourth quarter of 2012 due to the immaterial nature of the amount.

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

In September 2010, we de-designated our ten year swaps as hedging instruments due to the early settlement of a €41.6 portion of these swaps by one of our counterparties effective October 1, 2010. As a result of this termination, we executed a new cross currency swap effective October 1, 2010 to maintain the total notional amount of the ten year swaps at €207.9. With respect to this replacement swap, we paid 4.52% per annum on the Euro notional amount and received 5.80% per annum on the USD notional amount on each April 1 and October 1, through the maturity date of the swap, which was also expected to be on October 1, 2015. We concurrently designated all the ten year swaps as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. Since the critical terms of the ten year swaps match the critical terms of the net investment in Cytec Surface Specialties SA/NV, the ten year swaps were highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

In July 2012, we terminated all of our outstanding cross currency swaps to take advantage of the declining value of the Euro and to prepare for the anticipated divestiture of Coating Resins. The final payment of approximately $1.8 to settle the swaps was based on the fair value of the swaps at the time of termination.

All cross currency swaps were recorded at fair value as either assets or liabilities. Each period we recorded the change in the fair value of the ten year swaps in accumulated other comprehensive income. For the ten year swaps, prior to its de-designation as cash flow hedges in September 2010, we reclassified an amount out of accumulated other comprehensive income to the income statement to offset the foreign currency gain or loss on the remeasurement to USD of the Euro intercompany loans. The amount of such reclassification depended on changes in the USD/ Euro exchange rate occurring during the period.

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

Commodity Derivative and Hedging Activities

We purchase natural gas for utility consumption at our manufacturing facilities and therefore, our overall profitability and operating cash flows are exposed to the variability in the market price. At times, to partially eliminate this variability, we used natural gas forward purchase contracts to hedge a portion of our utility requirements at certain of our North American manufacturing facilities through June 2011. These forward contracts, which were highly effective at achieving offsetting cash flows of the underlying natural gas purchases, had been designated as cash flow hedges of our forecasted natural gas purchases and reported on the consolidated balance sheets at fair value in other assets/liabilities, with the effective portion of the fair value of the forward contract included in accumulated other comprehensive income/(loss) on an after-tax basis. Any ineffectiveness, which represented the amount by which the cumulative change in the cash flows of the forward contract was not completely offset by the cumulative change in the cash flows of the hedged transaction, was recognized in other income (expense), net in the current period. During the years ended December 31, 2011 and 2010, there were no significant gains or losses reported in earnings for ineffectiveness, and we did not hedge any new items in 2012. Gains and losses were reclassified into earnings, as a component of manufacturing cost of sales, in the period the hedged natural gas purchases affected earnings. If the derivative was no longer highly effective in achieving offsetting cash flows, subsequent changes in fair value were recorded in other income (expense), net. If the hedging relationship was terminated and the originally hedged transaction remained probable of occurring, the unrealized gain or loss associated with forward contracts remained in accumulated other comprehensive income and was recognized in earnings as a component of cost of sales in the period the originally hedged natural gas purchase affected earnings. If the forecasted transaction was no longer probable of occurring, we recognized the related gain or loss in other expense, net in that period.

In conjunction with the divestiture of the former Building Block Chemicals segment in the first quarter of 2011, we terminated our natural gas hedge contracts and, since June 2011, we no longer hold any natural gas forwards.

At December 31, 2012, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of December 31, 2012, we did not have any significant concentration of credit risk arising from our derivative instruments.

The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross currency swaps	Other current assets	$–	Other current assets	$0.3	Other noncurrent liabilities	$–	Other noncurrent liabilities	$13.5
Foreign currency forwards					Accrued expenses	–	Accrued expenses	0.1

Total derivatives designated as hedging instruments:		$–		$0.3		$–		$13.6
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	3.2	Other current assets	0.3	Accrued expenses	1.5	Accrued expenses	2.7

Total derivatives not designated as hedging instruments:		$3.2		$0.3		$1.5		$2.7

Total derivatives		$3.2		$0.6		$1.5		$16.3

The following tables summarize the amounts and locations of our hedging derivatives’ gains or (losses) recognized for the years ended December 31, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships:	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012	2011		2012	2011		2012	2011
Natural gas forwards	$0.0	$0.0	Manufacturing cost of sales	$0.0	$(2.1)		$0.0	$0.0
Foreign currency forwards	–	(0.1)	Other expense, net	(0.1)	0.0		–	0.0

Total	$–	$(0.1)		$(0.1)	$(2.1)		$–	$–

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedging Relationships:	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012	2011		2012	2011		2012	2011
Cross currency swaps	$7.8	$3.3		$–	$–		$–	$–

The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the years ended December 31, 2012, and 2011:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
		2012	2011
Foreign currency forwards	Other expense, net	$0.2	$(4.1)
Total		$0.2	$(4.1)

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

A summary of the fair value measurements for each major category of derivatives at December 31, 2012 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$1.7
Total	$1.7

As of December 31, 2012, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements for which a fair value measurement was required for the year ended December 31, 2012.

8. INVENTORIES

Inventories consisted of the following:

December 31,	2012	2011
Finished goods	$175.4	$121.9
Work in progress	12.0	6.8
Raw materials and supplies	79.8	57.8
Total inventories	$267.2	$186.5

9. PLANTS, EQUIPMENT AND FACILITIES

December 31,	2012	2011
Land and land improvements	$25.2	$21.0
Buildings	188.9	196.3
Machinery and equipment	795.0	671.0
Construction in progress	301.3	221.5
Plants, equipment and facilities, at cost	$1,310.4	$1,109.8

Change in Depreciation Method and Useful Lives

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

We believe that the straight line depreciation method for individual assets is preferable to the composite method because it is a more precise method of allocating historical cost and results in a consistent depreciation policy for all of our locations.

As a result, the useful lives of our assets are now generally estimated to range from 5 to 30 years for equipment and from 10 to 38 years for buildings. This change in the method of depreciation is considered a change in accounting estimate inseparable from a change in accounting principle, and resulted in changes to our depreciation expense prospectively from the effective date.

For the year ended December 31, 2012, the changes described above resulted in an increase over our historical depreciation expense of approximately $4.4 before taxes, or approximately $2.9 after taxes, which represents a decrease of $0.06 to our basic and diluted earnings per share for the period.

The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.7% in 2011 and 4.5% in 2010. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $854.1 as of December 31, 2011, with $189.0 included in non-current assets held for sale at December 31, 2011, and the remainder included in plants, equipment and facilities, at cost.

Following are the depreciable lives for our assets under the composite and straight line methods:

	2012	Prior To 2012
Category	Straight Line Depreciation	Composite Depreciation	Straight Line Depreciation
Buildings	10-38 years	31 years	20-33 years
Machinery and equipment	5-30 years	5-18 years	3-15 years

10. GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

	Engineered Materials	Umeco	In-Process Separation	Additive Technologies	Total
Balance, December 31, 2010:
Goodwill	$234.2	$–	$54.7	$27.8	$316.7
Currency exchange:	(0.2)	–	(2.0)	–	(2.2)
Balance, December 31, 2011:
Goodwill	234.0	–	52.7	27.8	314.5
2012 Acquisitions	–	184.4	20.8	–	205.2
Currency exchange:	0.1	5.4	0.1	–	5.6
Balance, December 31, 2012:
Goodwill	$234.1	$189.8	$73.6	$27.8	$525.3

In conjunction with our segment realignment we completed a goodwill impairment test in the first quarter of 2012 and concluded that there was no impairment. In the fourth quarters of 2012, 2011, and 2010, we completed our required annual impairment test and also concluded that there was no impairment.

Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
December 31,	2012	2012	2011	2012	2011	2012	2011
Technology-based	14.5	$48.6	$23.0	$(20.6)	$(17.7)	$28.0	$5.3
Marketing-related	10.0	15.1	5.0	(5.2)	(4.3)	9.9	0.7
Customer-related	15.8	163.9	18.9	(18.1)	(12.7)	145.8	6.2
Total		$227.6	$46.9	$(43.9)	$(34.7)	$183.7	$12.2

Amortization of acquisition intangibles for the years ended December 31, 2012, 2011, and 2010 was $9.0, $3.2, and $3.2, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and that the 2012 average exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2013	2014	2015	2016	2017
Intangibles Amortization Expense	$15.2	$14.8	$14.7	$14.5	$13.5

11. DEBT

Long-term debt, including the current portion, consisted of the following:

	December 31,
	2012		2011
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$62.0	$62.0	$0.0	$0.0
4.6% Notes Due July 1, 2013	135.2	135.3	135.2	135.4
6.0% Notes Due October 1, 2015	249.6	249.4	250.0	249.8
8.95% Notes Due July 1, 2017	249.4	249.0	250.0	249.5
Other	8.9	7.8	1.2	1.2
Total Debt	$705.1	$703.5	$636.4	$635.9
Less: current portion	(136.0)	(136.1)	–	–
Long-term Debt, Total	$569.1	$567.4	$636.4	$635.9

All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.

During 2012, we repurchased portions of our 6% notes due Oct 1, 2015 with a total carrying value of $0.4 for a total purchase price of $0.5 including accrued interest, resulting in a loss of less than $0.1. During 2012, we also repurchased portions of our 8.95% notes due July 1, 2017 with a total carrying value of $0.6 for a total purchase price of $0.8 including accrued interest, resulting in a loss of $0.2. During 2011, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $5.5 for a total purchase price of $5.9 including accrued interest, resulting in a loss of $0.3. During 2010, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $16.5 for a total purchase price of $17.3 including accrued interest, resulting in a loss of $0.8. The net losses from our 2012, 2011, and 2010 debt repurchases are included in net loss on early extinguishment of debt in the accompanying consolidated statements of income.

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

In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction and share repurchases, of which $62.0 remained outstanding as of December 31, 2012. At December 31, 2012, $338.0 was available for borrowing under the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

At December 31, 2012 and 2011, the fair value of our long-term debt, including the current portion, was $787.9 and $715.4, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.

The weighted average interest rate on all of our debt was 6.2% for 2012 and 6.9% for 2011. The weighted-average interest rate on short-term borrowings outstanding, which consisted of the current portion of non-U.S. credit facilities, as of December 31, 2012 and 2011 was 0.8% for each period.

At December 31, 2012 and 2011, we had approximately $36.6 and $55.2, respectively, of non-U.S. credit facilities which are renewable annually. There were outstanding borrowings of $4.4 and $3.5 under these facilities at December 31, 2012 and 2011, respectively.

Cash payments during the years ended December 31, 2012, 2011, and 2010, included interest of $43.5, $42.4, and $35.2, respectively. Included in interest expense, net, in the accompanying Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, was interest income of $3.8, $4.6, and $5.8, respectively. Capitalized interest for the years ended 2012 and 2011 was $11.8 and $4.6, respectively.

Maturities of long-term debt for the next five years and thereafter are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt	$136.1	$0.4	$249.4	$62.6	$249.0	$6.0	$703.5

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

In February 2013, we received a notice from Wyeth Holdings Corp (our “Indemnitee”) that Maxus Energy is alleging that our Indemnitee is responsible for environmental contamination arising from certain oil and gas operations in Louisiana to the extent of our Indemnitee’s working interests in those operations and leases. Maxus Energy is one of seven defendants in a lawsuit scheduled for trial in March 2013 seeking damages for environmental contamination arising from those operations. The notification stated that the plaintiffs are seeking aggregate damages in excess of $200.0 from all the defendants in this case, including Maxus Energy. We have no information at this time as to whether or not our Indemnitee had any working interest in any of these operations or otherwise whether we have any exposure related to this matter.

As of December 31, 2012 and 2011, the aggregate environmental related accruals were $68.1 and $69.4, respectively, of which $9.7 and $6.9 was included in accrued expenses with the remainder of $58.4 and $62.5 included in other noncurrent liabilities, respectively. Environmental remediation spending, for the years ended December 31, 2012, 2011, and 2010, was $3.9, 3.9, and $4.6, respectively.

Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. Overall, our adjustments resulted in a net increase of $1.6 in our environmental accruals for the year ended December 31, 2012.

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

A summary of the changes in the asset retirement obligation for the years ended December 31, 2012 and 2011 is presented below:

Asset retirement obligation as of December 31, 2010	$20.0
Liabilities incurred	–
Liabilities settled	(0.5)
Accretion expense	1.2
Revision in estimated cash flows	0.1
Currency exchange	(0.1)
Asset retirement obligation as of December 31, 2011	$20.7
Liabilities incurred	–
Liabilities settled	(1.5)
Accretion expense	1.0
Revision in estimated cash flows	(4.4)
Currency exchange	0.1
Asset retirement obligation as of December 31, 2012	$15.9

Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act (“RCRA”) closures at certain manufacturing and research facilities. As of December 31, 2012, 19 of our sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing and research facilities, related equipment, and storage tanks. We are also obligated to return certain land to its original condition upon vacating.

There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.

At December 31, 2012, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Contingencies

We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.

As of December 31, 2012 and 2011, the aggregate self-insured and insured contingent liability was $49.8 and $53.0, respectively, and the related insurance recovery receivable was $20.7 and $22.1, respectively. The asbestos liability included in the above amounts at December 31, 2012 and 2011 was $39.3 and $42.4, respectively, and the related insurance receivable was $20.4 and $21.8, respectively. A net deferred tax benefit has been recognized for those claims for which full insurance recovery is not expected.

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

The following table presents information about asbestos claims activity:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	8,000	8,000

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

As a result of our findings, we recorded a decrease of $2.1 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $1.0 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease is attributable to lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivables is a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48% of our future indemnity costs. We have completed Coverage In Place Agreements with most of our larger insurance carriers.

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

We have access to a substantial amount of primary and excess general liability insurance for public nuisance and believe these policies are available to cover a significant portion of both our defense costs and indemnity costs, if any, for lead pigment related public nuisance claims. We have agreements with two of our insurers to date which provide that they will pay for approximately fifty percent (50%) of our defense costs associated with lead pigment related public nuisance claims.

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

Accounting for Uncertainty in Income Taxes

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon effective settlement. See Note 13 for additional information.

Commitments

Rental commitments

Rental expense under property and equipment leases was $10.9 in 2012, $7.4 in 2011, and $7.0 in 2010. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are:

Year	Operating Leases	Capital Lease	Total Leases
2013	9.6	2.8	12.4
2014	7.6	2.9	10.5
2015	6.2	3.0	9.2
2016	5.4	3.1	8.5
2017	4.4	3.3	7.7
Thereafter	6.5	2.5	9.0
Total minimum lease payments	$39.7	$17.6	$57.3

Capital lease

In conjunction with the recognition of the loss on sale of the Stamford facility in the fourth quarter of 2012 discussed in Note 3, we recorded the lease as a capital lease asset and obligation as of December 31, 2012, in the amount of $7.6, excluding executory costs.

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

We frequently enter into long-term agreements in order to lock in prices and availability of raw materials, equipment, supplies, and services required to operate our businesses. At December 31, 2012, obligations under such agreements totaled $46.5, of which $42.0 are expected to be paid in 2013.

Other commitments

We had $35.9 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2012 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

13. INCOME TAXES

The income tax provision is based on earnings from continuing operations before income taxes:

Years ended December 31,	2012	2011	2010
U.S.	$46.6	$52.4	$27.3
Non-U.S.	84.8	61.9	46.3
Total	$131.4	$114.3	$73.6

The components of the income tax provision are as follows:

Years ended December 31,	2012	2011	2010
Current:
U.S. Federal	$32.4	$(4.6)	$1.4
Non-U.S.	32.8	23.6	12.6
Other, principally state	1.9	1.2	1.3
Total	$67.1	$20.2	$15.3
Deferred:
U.S. Federal	$(16.9)	$22.3	$12.2
Non-U.S.	(12.3)	(16.1)	(20.4)
Other, principally state	(0.6)	1.9	(0.5)
Total	$(29.8)	$8.1	$(8.7)
Total income tax provision	$37.3	$28.3	$6.6

A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

Years ended December 31,	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
Research and development credit	0.0%	(1.3%)	(2.0%)
Income subject to other than the federal income tax rate	(8.8%)	(8.3%)	(14.5%)
Tax expense on unrepatriated earnings of international subsidiaries	5.7%	0.0%	0.0%
Change in tax rates	0.4%	(1.8%)	0.5%
State taxes, net of federal benefits	1.5%	1.4%	(0.3%)
Valuation allowance	0.1%	(1.2%)	(21.7%)
Tax law change	0.0%	0.0%	11.3%
Favorable resolution of prior year audits	(6.7%)	0.0%	(1.4%)
Other charges, net	1.2%	0.9%	2.1%
Effective tax rate	28.4%	24.7%	9.0%

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

Income taxes paid in 2012, 2011, and 2010 were $71.0, $53.0, and $36.4, respectively, and include non-U.S. taxes of $37.9, $25.3, and $18.8 in 2012, 2011, and 2010, respectively.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities are as follows:

December 31,	2012	2011
Deferred tax assets:
Allowance for bad debts	$0.5	$2.2
Self insurance accruals	17.9	19.4
Operating accruals	10.2	5.6
Environmental accruals	26.0	27.3
Pension and postretirement benefit liabilities	102.7	107.8
Employee benefit accruals	36.0	32.2
Tax credit carry forwards	44.9	25.6
Net operating losses	19.7	19.4
Inventory	3.1	1.6
Other	0.0	3.3
Gross deferred tax assets	$261.0	$244.4
Valuation allowance	(21.0)	(21.2)
Total net deferred tax assets	$240.0	$223.2

Deferred tax liabilities:
Plants, equipment and facilities	(97.8)	(110.7)
Insurance receivables	(7.5)	(8.1)
Intangibles	(150.4)	(94.2)
Other	(9.1)	(0.8)
Gross deferred tax liabilities	$(264.8)	$(213.8)
Net deferred tax assets/(liabilities)	$(24.8)	$9.4

Accounting rules require establishing a tax liability on the unrepatriated earnings of foreign subsidiaries if it is management`s intention to no longer permanently reinvest such earnings. As a result of the intended sale of Coatings Resins, management`s intentions changed with regard to a portion of the unrepatriated earnings of certain foreign subsidiaries. Therefore, included in income tax expense is $3.1 of tax expense incurred due to the repatriation of certain earnings during 2012 and an estimated $7.5 to be incurred on the future repatriation of other earnings, subsequent to the sale of Coating Resins. The estimated $7.5 is included in Other Deferred Tax Liabilities, above. With the exception of the unremitted earnings of those international subsidiaries that are related to the Coating Resins divestiture, no provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $552.6 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S. foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.

We have U.S. foreign tax credit carryforwards of $36.5 available as of December 31, 2012 to offset future U.S. tax liabilities. Such U.S. foreign tax credits will expire at various dates starting in 2015. We have $12.8 of state tax credits of which $10.0 will be carried forward indefinitely with the balance to expire at various dates starting in 2013.

At December 31, 2012, we have state net operating losses totaling $212.4 which are available to offset future taxable income in the respective states. The total state carryforwards expire at various dates starting in 2013 through 2029. In addition, we have foreign net operating losses for continuing operations totaling $28.3, primarily related to our operations in Europe and India. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total foreign carryforwards, approximately $6.3 expires at various dates starting in 2013, while $22.0 can be utilized over an indefinite period.

Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $21.0 and $21.2 as of December 31, 2012 and 2011, respectively. For 2012, the $0.2 valuation allowance activity primarily consisted of an increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets ($2.9), which included $1.0 related to the Umeco acquisition, and a decrease to the valuation allowance for state tax credits and other state deferred tax assets ($3.1). As of December 31, 2012, $18.1 of the valuation allowance is attributable to U.S. state tax attributes and $2.9 primarily relates to foreign net operating losses and other foreign deferred tax assets. For 2011, the $0.4 valuation allowance activity primarily consisted of a decrease to the valuation allowance for state tax credits and other state deferred tax assets. As of December 31, 2011, $21.2 of the valuation allowance is attributable to U.S. state tax attributes.

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

The American Taxpayer Relief Act of 2012 (2012 Tax Relief Act), as signed into law on January 2, 2013 extended a host of expired and expiring tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2013, include, but are not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations. Although this legislation reinstated these favorable tax laws retroactive to January 1st, 2012, accounting rules require that the tax impact of such changes be reflected in the period the law is enacted.

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

The amount of gross unrecognized tax benefits at December 31, 2012 is $19.7 (excluding interest), of which $16.5 would impact our effective tax rate, if recognized. As of December 31, 2011, the amount of gross unrecognized tax benefits for continuing operations is $26.3 (excluding interest), of which $13.3 would impact our effective tax rate, if recognized.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $5.6 as of January 1, 2012, decreasing by current year net activity of $3.6, thus resulting in a liability for the payment of interest and penalties of $2.0 as of December 31, 2012.

Set forth below is the tabular roll-forward of our 2012 and 2011 unrecognized tax benefits from uncertain tax positions:

	2012	2011
Balance as of beginning of the year	$26.3	$25.7
Increase due to Umeco Acquisition	11.1	0.0
Increase due to tax positions related to current periods	1.2	1.0
Increase due to tax positions related to prior periods	0.2	0.0
Decrease due to tax positions related to prior periods	(15.6)	(0.3)
Decrease due to lapse of Statute of Limitations	(2.3)	0.0
Settlements	(1.6)	0.0
Foreign exchange	0.4	(0.1)
Balance as of the end of the year	$19.7	$26.3

Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Any settlements or statute of limitations expirations could likely result in a decrease in our uncertain tax positions. We are not aware of any uncertain tax position which is reasonably possible to change within the next twelve months of December 31, 2012.

The Internal Revenue Service (the IRS) has completed and closed its audits of our tax returns through 2008. In the third quarter of 2012, the federal income tax audit for the 2004 through 2008 calendar years became effectively settled. Such approval resulted in a tax refund of $1.3 for the years 2004 and 2005 which was recorded in the third quarter of 2012, and a tax liability of $4.5 for the years 2006 through 2008 which was paid in the fourth quarter of 2012. We also recorded a reduction in tax expense of approximately $8.5 during the third quarter of 2012 to reflect the final resolution of this audit. The IRS audit for the years 2009, 2010 and 2011 will likely commence by June 30, 2013. In addition, the IRS is currently auditing the 3/31/2010 and 3/31/2011 years for Umeco, which is still ongoing as of December 31, 2012. We believe adequate provisions for all outstanding issues have been made for all open years.

State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major jurisdictions include: Arizona (2008 onward), California (2004 onward), Connecticut (2009 onward), Georgia (2009 onward), Louisiana (2007 onward), Maryland (2009 onward), Michigan (2008 onward), New Jersey (2006 onward), North Carolina (2009 onward), Ohio (2009 onward), South Carolina (2009 onward), Texas (2008 onward), and West Virginia (2011 onward). We have various state income tax returns in the process of examination.

International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include: Austria (2009 onward), Belgium (2010 onward), Germany (2008 onward), Netherlands (2007 onward), Canada (2003 onward), UK (2006 onward), Italy (2008 onward), China (2003 onward), and Norway (2003 onward). We are currently under examination in several of these jurisdictions.

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

We used a measurement date of December 31 in 2012, 2011, and 2010 for all our pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011	2010
Net periodic costs:
Service cost	$6.0	$5.1	$5.8	$1.1	$1.0	$1.2
Interest cost	41.5	42.3	41.7	8.4	11.9	11.5
Expected return on plan assets	(49.3)	(48.1)	(44.7)	(2.1)	(2.9)	(3.6)
Net amortization	27.2	20.8	17.8	0.2	(5.7)	(10.0)
Curtailment/Settlement	0.7	1.3	0.8	0.0	(1.1)	0.0
Net periodic expense (credit)	$26.1	$21.4	$21.4	$7.6	$3.2	$(0.9)
Weighted-average assumptions used to determine net periodic costs, during the year
Discount rate	4.7%	5.4%	5.8%	4.3%	5.0%	5.4%
Expected return on plan assets	6.6%	7.2%	7.3%	6.75%	7.0%	7.25%
Rate of compensation increase	2.5%-4.5%	2.5%-4.5%	2.5%-10%	–	–	–
Weighted-average assumptions used to determine benefit obligations, end of the year
Discount rate	4.0%	4.7%	5.4%	3.5%	4.3%	5.0%
Rate of compensation increase	2.5%-4.5%	2.5%-4.5%	2.5%-10%	–	–	–

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over various five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 30%-50% stocks and 50%-70% long-term bonds, including cash equivalents (“fixed income securities”). Since the long-term average annualized return is approximately 8%-10% for stocks and 5%-7% for fixed income securities, the expected long-term weighted average return was estimated to be 6.75% and 7.25% for the U.S. pension plans in 2012 and 2011, respectively. This return was based on an assumed allocation of U.S. pension assets of 40% stocks and 60% in fixed income securities for 2012 and 50% stocks and 50% fixed income securities for 2011. Expected long-term investment returns for U.S. investments were 9.0% for stocks and 5.25% for fixed income securities in 2012 and 8.5% for stocks and 6.0% for fixed income securities in 2011. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 7.0% in both 2012 and 2011, based on an assumed asset allocation of 50% stocks and 50% fixed income securities in 2012 and 50% stocks and 50% fixed income securities in 2011.

The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.

The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 5.6% in 2012. The 2012 return was based on assumed weighted average rates of return of 8.3% for stocks and 4.5% for fixed income securities and an assumed weighted average asset allocation of 32% stocks and 68% fixed income securities.

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011	2010
Change in benefit obligation:
Benefit obligation at January 1,	$864.6	$797.3	$731.3	$219.9	$233.8	$212.7
Service cost	6.0	5.1	5.8	1.1	1.0	1.2
Interest cost	41.5	42.3	41.7	8.4	11.9	11.5
Amendments(2)	0.0	2.2	–	1.5	(34.7)	–
Translation difference	5.2	(1.4)	(1.1)	0.2	(0.1)	0.2
Actuarial (gains) losses	104.4	62.3	56.2	(12.0)	28.5	29.6
Participant contributions	0.2	0.1	0.1	3.5	4.2	4.2
Benefits paid	(41.0)	(38.8)	(34.6)	(20.2)	(24.3)	(25.6)
Acquisitions/Divestitures	42.9	–	–	–	–	–
Curtailments/settlements(1)	(7.2)	(4.5)	(2.1)	(1.6)	(0.4)	–
Benefit obligation at December 31,	$1,016.6	$864.6	$797.3	$200.8	$219.9	$233.8
Accumulated benefit obligation at December 31,	$1,005.1	$853.1	$783.1	–	–	–
Change in plan assets:
Fair value of plan assets at January 1,	$765.7	$677.2	$562.0	$28.8	$37.7	$44.6
Actual return on plan assets	95.4	72.7	76.9	2.8	0.2	1.4
Company contributions	37.8	55.7	75.5	13.5	11.0	13.1
Participant contributions	0.2	0.1	0.1	3.5	4.2	4.2
Translation difference	5.1	(1.1)	(0.6)	–	–	–
Acquisitions/Divestitures	42.7	–	–	–	–	–
Curtailments/settlements(1)	(0.9)	(0.1)	(2.1)	–	–	–
Benefits paid	(41.0)	(38.8)	(34.6)	(20.2)	(24.3)	(25.6)
Fair value of plan assets at December 31,	$905.0	$765.7	$677.2	$28.4	$28.8	$37.7

(1)	Represents various curtailments and settlements. During 2012 we had a curtailment loss of $0.7 associated primarily with the pending sale of Coating Resins, which is included in earnings from operations of discontinued business, net of tax in the Consolidated Statements of Income. During the first quarter of 2011, we had a curtailment gain of $1.0 resulting from the sale of the Building Block Chemicals segment, which is included in gain on sale of discontinued operations, net of tax, in the consolidated Statements of Income.

(2)	Significant amendments were made to our U.S. postretirement medical plan in 2011. Major amendments include changes to the prescription drug benefit plan for Medicare-eligible retirees, in which benefits are to be delivered through an Employer Group Waiver Plan (“EGWP”) and commercial wrap plan instead of through an individually designed commercial plan only. Changes were also made to other retiree medical programs with respect to cost sharing elements, such as participant premiums.

Certain prior year amounts included within the postretirement change in plan assets table above have been reclassified to conform to the current year presentation. The postretirement plan benefit obligation includes Medicare Part D subsidies received that reduce company contributions. The amounts received for 2012, 2011, and 2010 were $0.7, $1.2, and $2.1, respectively.

	Pension Plans			Postretirement Plans
	2012	2011	2010	2012	2011	2010
Funded status, end of year:
Fair value of plan assets	$905.0	$765.7	$677.2	$28.4	$28.8	$37.7
Benefit obligations	(1,016.6)	(864.6)	(797.3)	(200.8)	(219.9)	(233.8)
Funded status	$(111.6)	$(98.9)	$(120.1)	$(172.4)	$(191.1)	$(196.1)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$3.6	$–	$0.2	$–	$–	$–
Current liabilities	(2.1)	(2.2)	(2.1)	(10.0)	(10.9)	(12.2)
Noncurrent liabilities	(113.1)	(96.7)	(118.2)	(162.4)	(180.2)	(183.9)
Total amounts recognized	$(111.6)	$(98.9)	$(120.1)	$(172.4)	$(191.1)	$(196.1)
Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial losses	$305.3	$279.8	$265.9	$65.4	$84.2	$58.2
Prior service (credits)/costs	1.6	2.6	0.5	(29.3)	(35.2)	(11.2)
Transition obligations	–	–	–	–	–	–
Total	$306.9	$282.4	$266.4	$36.1	$49.0	$47.0
Changes in accumulated other comprehensive income (AOCI) consist of:
AOCI, beginning of year	$282.4	$266.4	$260.9	$49.0	$47.0	$7.5
Current year actuarial (gains)/losses	58.6	37.7	24.1	(12.6)	30.3	29.6
Current year prior service costs/(credits)	0.1	2.2	–	1.5	(34.7)	(0.1)
Curtailments/settlements	(7.0)	(3.1)	(0.8)	(1.6)	0.7	–
Amortization:
Amortization of actuarial gains/(losses)	(26.8)	(20.8)	(17.7)	(4.5)	(3.9)	(0.6)
Amortization of prior service (costs)/credits	(0.4)	–	(0.1)	4.3	9.6	10.6
AOCI, end of year	$306.9	$282.4	$266.4	$36.1	$49.0	$47.0
Estimated amortization to be recognized in accumulated other comprehensive income in 2013 consist of:
Net actuarial losses	$33.9			$5.0
Prior service costs/(credits)	0.1			(3.8)
Total	$34.0			$1.2

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is initially 7.5% in 2013, decreasing to an ultimate trend rate of 5.0% in 2017. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense.

A 1.0% change in assumed healthcare cost trend rates would have the following effect:

	2012		2011
	1% Increase	1% Decrease	1% Increase	1% Decrease
Approximate effect on the total of service and interest cost components of other	$0.6	$(0.6)	$0.8	$(0.8)
postretirement benefit costs
Approximate effect on accumulated postretirement benefit obligation	$13.4	$(12.1)	$14.7	$(13.5)

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$(860.8)	$(767.9)	$(75.6)	$(38.1)	$(936.4)	$(806.0)
Accumulated benefit obligation	$(854.9)	$(759.9)	$(70.2)	$(36.8)	$(925.1)	$(796.7)
Fair value of plan assets	$762.2	$677.4	$59.1	$29.0	$821.3	$706.4

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2012 and 2011, and the target allocation for 2013, by asset category, are as follows:

	U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2013	2012	2011
Equity Securities	30%	24%	27%
Fixed Income	70%	76%	73%
Total	100%	100%	100%

	Non-U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2013	2012	2011
Equity Securities	30%	45%	30%
Fixed Income	59%	44%	56%
Cash and other	11%	11%	14%
Total	100%	100%	100%

	Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2013	2012	2011
Equity Securities	40%	40%	52%
Fixed Income	60%	60%	48%
Total	100%	100%	100%

The total fair value of U.S. pension and postretirement plan assets was $790.6 and $706.2 at December 31, 2012 and 2011, respectively. We have invested certain U.S. pension assets directly in our common, and use a combination of active and passive stock and bond managers to invest all other assets of the pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and occasionally transferred to new or existing managers in the event that a manager is terminated.

Our overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for U.S. pension plan assets are 30% equity securities and 70% corporate bonds and U.S. Treasury securities. The target allocations for postretirement plan assets are 40% equity securities and 60% corporate bonds and U.S. Treasury securities. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. In order to reduce the volatility of our pension plan assets relative to pension liabilities, over the past two and a half years we have gradually implemented a liability-driven investment strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets.

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

The fair values of our Level 1 pension assets are determined based on quoted market prices in active markets for identical assets. The fair values of our Level 2 pension assets are based on the net asset values of the funds, which are based on quoted market prices of the underlying investments. Our Level 3 assets include an insurance contract and a real estate fund. The fair values of the insurance contract held by one of our non-U.S. plans is based on the contractual terms of the arrangement with the insurance company. The fair value of the real estate fund is based on the net asset value of shares held at year end.

The fair values of the pension assets at December 31, 2012 and 2011, by asset category, are as follows:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12.3	$12.3	$0.0	$0.0
Equity securities:
- Company stock	81.5	81.5	0.0	0.0
- U.S. equity funds(1)	114.5	103.7	10.8	0.0
- International equity funds(2)	53.4	0.0	53.4	0.0
Fixed income funds(3)	632.8	214.9	417.9	0.0
Real estate fund	1.6	0.0	0.0	1.6
Insurance assets	8.9	0.0	0.0	8.9
Total	$905.0	$412.4	$482.1	$10.5

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$42.9	$42.9	$0.0	$0.0
Equity securities:
- Company stock	52.9	52.9	0.0	0.0
- U.S. equity funds(1)	133.5	128.2	5.3	0.0
- International equity funds(2)	21.2	0.0	21.2	0.0
Fixed income funds(3)	505.3	200.2	305.1	0.0
Real estate fund	2.2	0.0	0.0	2.2
Insurance assets	7.7	0.0	0.0	7.7
Total	$765.7	$424.2	$331.6	$9.9

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap, and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe. There are no restrictions on these investments.

(3)	Funds which invest in a diversified portfolio of publicly traded government bonds and corporate bonds, approximately 38% and 62%, respectively, as of December 31, 2012, and approximately 38% and 62%, respectively, as of December 31, 2011. There are no restrictions on these investments.

Fair value measurements of plan assets at December 31, 2012, using significant unobservable inputs (Level 3), are as follows:

	Total	Insurance Assets	Real Estate Fund
Balance, beginning of year	$9.9	$7.7	$2.2
Actual return on assets:
Assets held at end of year	0.4	0.3	0.1
Assets sold during the year	0.0	0.0	0.0
Purchases, sales and settlements	(0.6)	0.1	(0.7)
Transfers in/(out)	0.8	0.8	0.0
Balance, end of year	$10.5	$8.9	$1.6

The fair values of the postretirement plan assets at December 31, 2012 and 2011, by asset category, are as follows:

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.7	$3.7	$–	$–
Equity funds(1)	11.5	11.5	–	–
Fixed income funds(2)	13.2	13.2	–	–
Total	$28.4	$28.4	$–	$–

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.8	$0.8	$–	$–
Equity funds(1)	14.9	14.9	–	–
Fixed income funds(2)	13.1	13.1	–	–
Total	$28.8	$28.8	$–	$–

(1)	Investments in publicly traded funds: 100% invested in an S&P 500 index fund as of December 31, 2012, and 79% invested in an S&P 500 index fund and 21% invested in international index fund for Europe and Asia as of December 31, 2011.

(2)	A publicly traded mutual fund that invests in a diversified portfolio of investment grade fixed income securities, with government, corporate and mortgage securities. The fund has a dollar weighted maturity between 3 and 10 years.

The following table reflects expected 2013 cash flows for the pension and postretirement benefit plans:

Expected Employer Contributions	Pension Plans	Postretirement Plans
U.S. Plans	$51.8	$10.0
Non-U.S. Plans	$5.6	$0.2

The following table reflects total benefits expected to be paid from the U.S. plans and the non-U.S. plans and/or our assets:

	U.S. Plans		Non-U.S. Plans
Expected Benefit Payments	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
2013	38.7	14.9	5.4	0.2
2014	40.4	15.1	5.2	0.2
2015	42.1	15.1	6.0	0.2
2016	43.7	15.1	5.7	0.3
2017	44.3	14.9	6.0	0.3
2018-2022	248.9	67.6	36.9	1.7

We also sponsor various defined contribution retirement plans in a number of countries, consisting primarily of savings, profit growth and profit sharing plans. Contributions to the savings plans are based on matching a percentage of employees’ contributions. Contributions to the profit growth and profit sharing plans are generally based on our financial performance.

Amounts expensed related to these plans are as follows:

Years ended December 31,	2012	2011	2010
U.S.
Savings Plan	$19.6	$20.5	$21.3
Non-U.S.
Others	$2.9	$2.4	$2.2

In addition to defined benefit pension and defined contribution retirement plans, we sponsor immaterial post-employment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.

Certain of our benefit plans provide for enhanced benefits in the event of a “change of control” as defined in the plans.

15. ACCRUED EXPENSES

Accrued expenses include the following:

December 31,	2012	2011
Employee benefits	$50.9	$34.0
Pension and other postretirement employee benefits	12.1	13.0
Salaries and wages	16.8	10.4
Taxes other than income taxes	8.7	8.5
Environmental	9.7	6.9
Interest, excluding interest on uncertain tax positions	18.0	18.0
Restructuring costs	12.2	0.5
Customer rebates	3.9	5.0
Insurance related accruals	4.0	4.0
All other	37.7	25.8
Total	$174.0	$126.1

16. COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150 million shares of common stock with a par value of $.01 per share, of which 44,946,161 shares were outstanding at December 31, 2012. A summary of changes in common stock issued and treasury stock is presented below.

	Common Stock	Treasury Stock
Balance at December 31, 2009	49,316,913	594,134
Issuance pursuant to stock option and stock-SARS plan	121,969	(547,253)
Awards of restricted stock	–	(14,390)
Issuance of deferred shares	6,468	(31,724)
Balance at December 31, 2010	49,445,350	767
Purchase of treasury stock	–	4,280,000
Issuance pursuant to stock option and stock-SARS plan	122,983	(178,352)
Awards of restricted stock	–	(12,384)
Issuance of deferred shares	17,865	(12,671)
Balance at December 31, 2011	49,586,198	4,077,360
Purchase of treasury stock	–	1,455,111
Issuance pursuant to stock option and stock-SARS plan	32,663	(842,746)
Awards of restricted stock	–	(10,683)
Issuance of deferred shares	–	(6,342)
Balance at December 31, 2012	49,618,861	4,672,700

Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.

Dividends

During both 2012 and 2011, four quarterly cash dividends of $0.125 per share were declared and paid totaling $22.9 and $24.3, respectively. During 2010, four quarterly cash dividends of $0.0125 per share were declared and paid totaling $2.5.

On January 31, 2013, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2013 to stockholders of record as of February 11, 2013.

Share Repurchases

During 2012, we repurchased 1,455,111 shares of common stock for $99.9 under our stock buyback program. In 2011, we repurchased 4,280,000 shares of our common stock at a total cost of $196.1. As of December 31, 2012, approximately $550.1 remained available from the $650.0 authorization announced on October 9, 2012. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

17. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS

We have four reportable business segments: Engineered Materials, Umeco, In-Process Separation, and Additive Technologies. The Engineered Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Umeco segment includes composite and process materials, primarily for the aerospace and defense, wind energy, automotive, recreation and other industrial segments. The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.

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

Following is selected information in relation to our continuing operations for the periods indicated as revised for all periods presented in accordance with our business segment structure:

	Engineered Materials	Umeco	In Process Separation	Additive Technologies	Total Segments
2012
Net sales to external customers	$903.5	$150.0	$384.2	$270.4	$1,708.1
Intersegment net sales	0.0	0.0	0.0	0.8	0.8
Total net sales	$903.5	$150.0	$384.2	$271.2	$1,708.9
Earnings from operations	$165.3	$1.0	$91.8	$37.9	$296.0
Percentage of sales	18.3%	0.7%	23.9%	14.0%	17.3%
Total assets	$976.5	$560.6	$369.5	$207.4	$2,114.0
Capital expenditures	$70.3	$3.3	$60.4	$11.1	$145.1
Depreciation and amortization	$25.7	$9.0	$16.9	$13.6	$65.2

2011
Net sales to external customers	$789.2	$0.0	$339.5	$287.2	$1,415.9
Intersegment net sales	0.0	0.0	0.0	0.9	0.9
Total net sales	$789.2	$0.0	$339.5	$288.1	$1,416.8
Earnings from operations	$124.9	$0.0	$69.7	$39.4	$234.0
Percentage of sales	15.8%	–	20.5%	13.7%	16.5%
Total assets	$934.2	$0.0	$311.1	$199.4	$1,444.7
Capital expenditures	$36.0	$0.0	$17.6	$16.1	$69.7
Depreciation and amortization	$20.9	$0.0	$14.4	$11.2	$46.5

2010
Net sales to external customers	$660.2	$0.0	$292.2	$271.0	$1,223.4
Intersegment net sales	0.0	0.0	0.0	1.1	1.1
Total net sales	$660.2	$0.0	$292.2	$272.1	$1,224.5
Earnings from operations	$107.1	$0.0	$55.2	$40.3	$202.6
Percentage of sales	16.2%	–	18.9%	14.8%	16.5%
Total assets	$806.3	$0.0	$308.0	$206.5	$1,320.8
Capital expenditures	$54.4	$0.0	$9.7	$9.3	$73.4
Depreciation and amortization	$15.8	$0.0	$13.2	$9.3	$38.3

The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

	2012	2011	2010
Net sales:
Net sales from segments	$1,708.9	$1,416.8	$1,224.5
Elimination of intersegment revenue	(0.8)	(0.9)	(1.1)
Total consolidated net sales	$1,708.1	$1,415.9	$1,223.4
Earnings from operations:
Earnings from segments	$296.0	$234.0	$202.6
Corporate unallocated(1)	(132.4)	(78.5)	(89.1)
Total consolidated earnings from operations	$163.6	$155.5	$113.5
Total assets:
Assets from segments	$2,114.0	$1,444.7	$1,320.8
Other assets(2)	1,808.1	2,092.0	2,353.1
Total consolidated assets	$3,922.1	$3,536.7	$3,673.9

(1)	2012 includes the following net pre-tax charges: restructuring charges of $21.2 for personnel reductions in the Umeco business and across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins; charges of $16.7 for recognition in 2012 for the loss on the sale of the Stamford facility sale that occurred in 2011; charges of $8.4 related to costs incurred for the acquisition of Umeco; and accelerated depreciation of $2.5 for the sale-leaseback of our Stamford facility treated as a financing transaction. For 2011, it includes net pre-tax charges of $0.8 for restructuring charges, accelerated depreciation of $0.7 for the sale of our Stamford facility treated as a financing transaction, charges of $0.6 related to an adjustment to environmental accruals at a certain European site, and a gain on the sale of assets of a certain Latin American subsidiary for $3.3. For 2010, it includes pre-tax charges of $5.5 related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility and pre-tax credits of $0.9 for adjustments of prior year restructuring charges. Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $66.5 for 2012, $66.0 for 2011, and $61.4 for 2010. It also included costs previously allocated to the operations of our discontinued Building Block Chemicals segment of $1.0 and $6.3 for 2011 and 2010, respectively.

(2)	At December 31, 2012, 2011, and 2010, this includes cash and cash equivalents of $179.3, $415.8, and $383.3, respectively. At December 31, 2012, includes assets held for sale of $1,472.6; December 31, 2011 and 2010 balances include assets previously allocated to the Coatings business of $1,508.8 and $1,671.9, respectively. 2010 also includes assets held for sale of $164.4 for our former Building Block Chemicals segment.

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

	2012	2011	2010
Net Sales
United States	$795.0	$686.2	$557.9
Other Americas	188.5	180.6	152.8
Asia / Pacific	212.3	188.8	193.4
Europe, Middle East and Africa	512.3	360.3	319.3
Total	$1,708.1	$1,415.9	$1,223.4
U.S. exports included in net sales above
Other Americas	$83.0	$82.8	$68.0
Asia / Pacific	33.7	40.7	68.4
Europe, Middle East and Africa	103.9	84.0	74.9
Total	$220.6	$207.5	$211.3
Identifiable assets
United States	$1,052.1	$841.7	$926.4
Other Americas	121.9	135.6	134.1
Asia / Pacific	119.2	87.3	33.7
Europe, Middle East and Africa	418.1	69.2	55.8
Total identifiable assets	1,711.3	1,133.8	1,150.0
Equity in net assets of and advances to associated companies	1.7	–	–
Unallocated assets(1)	2,209.1	2,402.9	2,523.9
Total assets	$3,922.1	$3,536.7	$3,673.9

(1)	At December 31, 2012, 2011, and 2010 this includes cash and cash equivalents of $179.3, $415.8, and $383.3, respectively. At December 31, 2012, includes assets held for sale of $1,472.6; December 31, 2011 and 2010 balances include assets previously allocated to the Coatings business of $1,508.8 and $1,671.9, respectively. 2010 also includes assets held for sale of $164.4 for our former Building Block Chemicals segment.

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

Approximately 19%, 18% and 18% of our 2012, 2011 and 2010 net sales, respectively, were to Boeing and its subcontractors. Of the 19% of overall sales to Boeing and its subcontractors in 2012, 18% related to our Engineered Materials segment and 1% related to Umeco. For 2011 and 2010, the net sales to Boeing related to our Engineered Materials segment. If we were to lose Boeing as a customer it may have an adverse effect on our consolidated results.

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

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II—Valuation and Qualifying Accounts.” These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, the Company has elected to change its method of accounting for computing depreciation in 2012.

/s/ KPMG LLP

Short Hills, New Jersey

February 25, 2013

The Board of Directors and Stockholders

Cytec Industries Inc.:

We have audited Cytec Industries Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013, expressed an unqualified opinion on those consolidated financial statements.

Cytec Industries Inc. acquired Umeco plc on July 20, 2012, and management excluded from its assessment of the effectiveness of Cytec Industries Inc.’s internal control over financial reporting as of December 31, 2012, Umeco plc’s internal control over financial reporting associated with the total assets of $560.6 million (of which $363.7 million represented goodwill and intangible assets included within the scope of the assessment) and total net sales of $150.0 million included in the consolidated financial statements of Cytec Industries Inc. as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Cytec Industries Inc. also excluded an evaluation of the internal control over financial reporting of Umeco plc.

/s/ KPMG LLP

Short Hills, New Jersey

February 25, 2013

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)	1Q	2Q	3Q	4Q	Year
2012
Net sales	$378.1	$404.0	$455.4	$470.7	$1,708.1
Gross profit(1)	125.2	130.2	134.6	136.6	526.6
Net earnings attributable to Cytec Industries Inc.	53.1	35.7	53.3	45.8	188.0
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$1.16	$0.77	$1.15	$1.01	$4.08
Diluted net earnings per share(2)	$1.14	$0.76	$1.13	$0.99	$4.02

2011
Net sales	$335.7	$347.3	$363.4	$369.5	$1,415.9
Gross profit(1)	96.3	103.2	107.4	116.9	423.7
Net earnings attributable to Cytec Industries Inc.	83.2	35.1	47.9	41.6	207.8
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$1.68	$0.71	$0.99	$0.89	$4.29
Diluted net earnings per share(2)	$1.66	$0.70	$0.98	$0.88	$4.24

(1)	Gross profit is derived by subtracting manufacturing cost of sales from net sales.

(2)	The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.

CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management’s evaluation was based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

We acquired Umeco on July 20, 2012, and management excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, Umeco’s internal control over financial reporting associated with total assets of $560.6 (of which $363.7 represented goodwill and intangible assets included within the scope of the assessment) and total net sales of $150.0 included in our consolidated financial statements as of and for the year ended December 31, 2012.

Our internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

Changes in Internal Control

The Umeco acquisition on July 20, 2012, resulted in a material change in internal control over financial reporting. Umeco utilizes separate information and accounting systems and processes. With the exception of the change in internal control over financial reporting from the Umeco acquisition, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

OTHER INFORMATION

Not applicable.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of February 15, 2013. Each such person serves at the pleasure of our Board of Directors.

Name	Age	Positions
S. D. Fleming	54	Mr. Fleming was elected Chairman of the Board, President and Chief Executive Officer effective January 1, 2009. He previously served as President and Chief Operating Officer since June 27, 2008. Prior thereto, he was President of Cytec Specialty Chemicals since October 2005 and was elected as an officer in September 2004. Mr. Fleming previously served as President of Cytec Performance Specialties, Vice President, Phosphine and Mining Chemicals and other executive positions in our specialty chemicals businesses for more than three years.
D. M. Drillock	55	Mr. Drillock is Vice President and Chief Financial Officer and has held this position for more than five years.
W. N. Avrin	57	Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.
R. Smith	54	Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.
J.P. Fitzgerald	50	Mr. Fitzgerald was elected Treasurer of Cytec in January 2013. He previously served as Controller since July 2007.
F. Aranzana	54	Mr. Aranzana is President of Cytec Coating Resins and was formerly the President of Cytec Specialty Chemicals. He has been an officer since June 2008. Before joining Cytec as part of the UCB acquisition in 2005, he served as Vice President with UCB.
R. Charles	55	Ms. Charles was elected Vice President of Human Resources in March, 2008. Previously, she served as Chief Human Resources Officer of E.I. DuPont Electronic and Communications Technologies Platform, Director of Global People Managing Processes and Director of Global Human Resources, DuPont Nylon since 1998.
W. G. Wood	51	Mr. Wood was elected President of Cytec Engineered Materials in October 2009, and has been an officer since April 2010. He previously served as Business Vice President since 2007 and as Vice President and General Manager—Americas and Asia Pacific since 2002.

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

The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section of our definitive Proxy Statement for our 2013 Annual Meeting of Common Stockholders, to be held on April 18, 2013.

Item 11.

EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the “Summary Compensation Table,” the “Grants of Plan-Based Awards,” the “Outstanding Equity Awards at Fiscal Year-End,” the “Option Exercises and Stock Vested,” the “Pension Benefits,” the “Nonqualified Deferred Compensation,” the “Director Compensation Tables,” the “Compensation Discussion and Analysis,” and the “Potential Payments Upon Termination or Change-In-Control” sections of our definitive Proxy Statement for our 2013 Annual Meeting of Common Stockholders, to be held on April 18, 2013.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K will be included under the caption “Cytec Stock Ownership by Directors and Officers” in the 2013 Proxy Statement, and that information is incorporated by reference.

Equity Compensation Plan Information

The table below sets forth, as of December 31, 2012, the number of shares of the Company’s Common Stock issuable upon the exercise of outstanding options, warrants and rights and their weighted average exercise price.

Actual at December 31, 2012

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	2,672,730	(1)	$46.22	2,809,519
Equity compensation plans not approved by stockholders	0		0	0

(1)	The number of securities to be issued upon exercise of outstanding stock settled Stock Appreciation Rights (“SARs”) cannot be determined because it depends on the relative price of a share of Cytec’s stock to the grant price of the stock settled SAR on the date such SAR is exercised.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of our definitive Proxy Statement for our 2013 Annual Meeting of Common Stockholders, to be held on April 18, 2013.

Item 14.

PRINCIPAL ACCOUNTANT

FEES AND SERVICES

The information required by this Item is incorporated by reference from the “Fees Paid to the Auditors” section of our definitive Proxy Statement for our 2013 Annual Meeting of Common Stockholders, to be held on April 18, 2013.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT

SCHEDULES

(a)(1)	List of Financial Statements:
Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):
Consolidated Balance Sheets as of December 31, 2012, and 2011
Consolidated Statements of Income for the Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
(a)(2)	Cytec Industries Inc. and Subsidiaries Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts
Schedules, other than “Schedule II-Valuation and Qualifying Accounts,” are omitted because of the absence of the conditions under which they are required or because the information called for are included in the consolidated financial statements or notes thereto.
(a)(3)	Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 1996).
3.1(b)	Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).
3.1(c)	Conformed copy of Cytec’s certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Cytec’s registration statement on Form S-8, registration number 333-45577).
3.2	By-laws, as amended through December 10, 2009 (incorporated by reference to Exhibit 3.1 to Cytec’s current report on Form 8-K, dated December 11, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Cytec’s registration statement on Form 10).
4.2(a)	Indenture, dated as of March 15, 1998 between Cytec and PNC Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 of Cytec’s current report on Form 8-K, dated March 18, 1998).
4.2(b)	Supplemental Indenture, dated as of May 11, 1998 between Cytec and PNC Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 1998).
4.2(c)	Second Supplemental Indenture, dates as of July 6, 2009, between Cytec and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K dated July 6, 2009).
4.3	4.60% Senior Note due 2013 (incorporated by reference to Exhibit 4.2 to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2003).
4.4	5.50% Senior Note due 2010 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K, dated October 4, 2005).
4.5	6.00% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K, dated October 4, 2005).
4.6	8.95% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K dated July 6, 2009).
5.1	Asset Purchase Agreement dated as of January 28, 2011, between Cytec Industries Inc. and Television Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Cytec’s current report on Form 8-K dated February 1, 2011).

Exhibit No.	Description
5.2	Stock and Asset Purchase Agreement dated as of October 8, 2012, between AI CHEM & CY S.C.A and Cytec Industries Inc. (incorporated by reference to Exhibit 1.1 to Cytec’s current report on Form 8-K dated October 9, 2012).
5.3	Recommended Cash Offer for Umeco plc (Rule 2.7 Announcement) dated as of April 12, 2012, by Cytec UK Holdings Ltd. (incorporated by reference to Exhibit 99.1 to Cytec’s current report on Form 8-K dated April 12, 2012).
10.1	Amended and restated five year credit agreement dated as of June 21, 2011 among Cytec, the initial lenders named therein, Citibank, N.A. as administrative agent, The Royal Bank of Scotland PLC and Wells Fargo Bank, National Association as syndication agents, Credit Agricole Corporate and Investment Bank, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFG, LTD as documentation agents and Citigroup Global Markets Inc, RBS Securities Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint book (incorporated by reference to exhibit 10.1 to Cytec’s current report on Form 8-K dated June 24, 2011).
10.2	Cytec Compensation Taxation Equalization Plan, as restated effective January 31, 2012. (incorporated by reference to Exhibit 10.2 to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(a)	1993 Stock Award and Incentive Plan, as amended effective January 31, 2012 (incorporated by reference to Exhibit A to Cytec’s 2012 Proxy Statement).
10.2(b)(i)	Form of Stock Option Grant Letter used for grants to executive officers from January 1, 2009 to December 31, 2009 (incorporated by reference to Exhibit 10.2(b)(i) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).
10.2(b)(ii)	Form of Stock Option Grant Letter used for grants to executives officers residing in Belgium from January 1, 2009 to December 31, 2009 (incorporated by reference to Exhibit 10.2(b)(ii) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).
10.2(c)	Form of Performance Cash Award Grant Letter used for grants to executive officers from January 26, 2011 (incorporated by reference to Exhibit 10.2(c) to Cytec’s annual report on form 10-K for the year ended December 31, 2010).
10.2(d)(i)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2002 through January 19, 2004 (incorporated by reference to Exhibit 10.12(d)(ii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2001).
10.2(d)(ii)	Form of Stock Option Grant Letter used for grants to officers from January 21, 2004 through February 8, 2006 (incorporated by reference to exhibit 10.12 to Cytec’s annual report on Form 10-K for the year ended December 31, 2003).
10.2(d)(iii)	Form of common stock-settled Stock Appreciation Rights (“SARs”) Award letter used for grants to officers from February 9, 2006 through December 31, 2008 (incorporated by reference to Exhibit 10.2(d)(v) to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(d)(iv)	Form of Performance Cash Award letter used for grants to executive officers from January 30, 2012. (incorporated by reference to Exhibit 10.2(d)(iv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(d)(v)	Form of Restricted Stock Unit Award letter used for grants to executive officers from January 30, 2012. (incorporated by reference to Exhibit 10.2(d)(v) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(d)(vi)	Form of Performance Cash Award letter, as amended, used for grants to officers from January 27, 2010 to December 31, 2010 (incorporated by reference to exhibit 10.2(d)(ix) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(d)(vii)	Form of Restricted Stock Unit Award letter used for grants to executive officers from January 27, 2010 to December 31, 2011 (incorporated by reference to Exhibit 10.1 to Cytec’s current report on Form 8-K dated February 2, 2010).

Exhibit No.	Description
10.2(d)(viii)	Form of Restricted Stock Award letter (no deferral) used for grants to directors from April 2009 (incorporated by reference to Exhibit 10.2(d)(xi) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(d)(ix)	Form of Restricted Stock Award letter (with deferral) used for grants to directors from April 2009 (incorporated by reference to Exhibit 10.2(d)(xii) to Cytec’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).
10.2(d)(x)	Form of Stock Option Grant letter used for grants to executive officers from January 27, 2010 to December 31, 2011 (incorporated by reference to Exhibit 10.2 to Cytec’s current report on Form 8-K dated February 2, 2010).
10.2(d)(xi)	Form of Stock Option Grant letter used for grants from January 27, 2010 to December 31, 2011 to executive officers residing in Belgium (incorporated by reference to exhibit 10.2(d)(xiv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(d)(xii)	Form of Stock Option Grant letter used for grants to executive officers from January 30, 2012. (incorporated by reference to Exhibit 10.2(d)(xii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(d)(xiii)	Form of Stock Option Grant letter used for grants from January 30, 2012 to executive officers residing in Belgium. (incorporated by reference to Exhibit 10.2(d)(xiii) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(d)(xiv)	Form of 2010 Executive Claw Back Acknowledgement (incorporated by reference to exhibit 10.2(d)(xv) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(e)	Executive Income Continuity Plan, as amended and restated January 31, 2012. (incorporated by reference to Exhibit 10.2(e) to Cytec’s annual report on Form 10-K for the year ended December 31, 2011).
10.2(f)	Key Manager Income Continuity Plan, as amended and restated June 29, 2010 (incorporated by reference to Exhibit 10.2(g) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 2010).
10.2(g)	Employee Income Continuity Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(h) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(h)	Cytec Excess Retirement Benefit Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(i) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(i)	Cytec Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(j) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(j)	Cytec Executive Supplemental Employees’ Retirement Plan, as amended and restated effective January 1, 2009 (incorporated by reference to exhibit 10.2(k) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(k)	Cytec Supplemental Savings Plan, as amended and restated effective October 21, 2010 (incorporated by reference to exhibit 10.2(m) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 2010).
10.2(l)	Amended and Restated Trust Agreement effective as of December 15, 1994 between the Cytec and Vanguard Fiduciary Trust Company, as successor trustee (incorporated by reference to exhibit 10.12(p) to Cytec’s annual report on Form 10-K for the year ended December 31, 1999).
10.2(m)	Deferred Compensation Plan, as amended and restated December 15, 2008 (incorporated by reference to exhibit 10.2(o) to Cytec’s annual report on Form 10-K for the year ended December 31, 2008).
10.2(n)	Relocation Agreement for Shane Fleming dated December 11, 2005 (incorporated by reference to Exhibit 10.3 to Cytec’s annual report on Form 10-K for the year ended December 31, 2005).
10.2(o)	Employment Agreement between a subsidiary of the Registrant and Frank Aranzana dated as of July 1, 2008 (incorporated by reference to exhibit 10.2(w) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description
10.2(p)	AXA Supplemental Plan dated as of March 1, 2008 (incorporated by reference to exhibit 10.2(x) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(q)	Allianz Supplemental Group Insurance for Belgian Employee Graded G20 and above (incorporated by reference to exhibit 10.2(u) to Cytec’s annual report on Form 10-K for the year ended December 31, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.
18	Preferability Letter Regarding Change in Accounting Policy Relating to Depreciation (incorporated by reference to Exhibit 18 to Cytec’s quarterly report on Form 10-Q for the period ended March 31, 2012).
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
24(a-i)	Powers of Attorney of C.A. Davis, A.G. Fernandes, L. L. Hoynes, Jr., B. C. Johnson, C.P. Lowe, W. P. Powell, T.W. Rabaut, J.R. Satrum, and R. P. Sharpe.
31.1	Certification of Shane Fleming, Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David M. Drillock, Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Shane Fleming, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of David M. Drillock, Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC. (Registrant)

DATE: February 25, 2013	By:	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

DATE: February 25, 2013	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

DATE: February 25, 2013	/s/ David M. Drillock
D. M. Drillock, Vice President,
Chief Financial and Accounting Officer

* C.A. Davis, Director

* A.G. Fernandes, Director

* L. L. Hoynes, Jr., Director	*By:	/s/ R. Smith Attorney-in-Fact

* C. P. Lowe, Director

* B. C. Johnson, Director

* W. P. Powell, Director

* T.W. Rabaut, Director

* J. R. Satrum, Director

* R. P. Sharpe, Director

DATE: February 25, 2013

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010 (in millions)

Description	Balance 12/31/2011	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)		Balance 12/31/2012
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$1.3	$4.6	$(1.2	)(1)	$4.7
Deferred tax asset valuation allowance	$21.2	$(1.2)	$1.0	(2)	$21.0
Environmental accruals	$69.4	$1.6	$(2.9	)(3)	$68.1

(1)	Principally bad debt write-offs and recoveries.
(2)	Valuation allowances inherited as part of Umeco acquisition.
(3)	Environmental remediation spending of $3.9, favorable exchange impact of $0.4, and acquired Umeco accruals of $0.7.

Description	Balance 12/31/2010	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)		Balance 12/31/2011
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$0.5	$0.8	$0.0		$1.3
Deferred tax asset valuation allowance	$21.6	$(0.4)	$0.0		$21.2
Environmental accruals	$64.7	$8.7	$(4.0	)(1)	$69.4

(1)	Environmental remediation spending of $3.9 and unfavorable exchange impact of $0.1.

Description	Balance 12/31/2009	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)		Balance 12/31/2010
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$1.2	$0.0	$(0.7	)(1)	$0.5
Deferred tax asset valuation allowance	$25.1	$(3.5)	$0.0		$21.6
Environmental accruals	$60.8	$8.2	$(4.3	)(2)	$64.7

(1)	Principally bad debt write-offs and recoveries.

(2)	Environmental remediation spending of $4.6 and favorable exchange impact of $0.3.