Form 10-Q
period 2013-03-31
CYTEC INDUSTRIES INC/DE/
filed 2013-05-03
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________
FORM 10-Q
 ____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission file number 1-12372
 ____________________________________________
CYTEC INDUSTRIES INC.
(Exact name of registrant as specified in its charter)
____________________________________________

Delaware	22-3268660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No).

Five Garret Mountain Plaza Woodland Park, New Jersey	07424
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (973) 357-3100
____________________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 41,945,489 shares of common stock outstanding at April 30, 2013.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$477.4	$378.1
Manufacturing cost of sales	337.0	252.9
Selling and technical services	39.5	33.1
Research and process development	13.4	12.9
Administrative and general	31.2	26.6
Amortization of acquisition intangibles	3.7	0.8
Earnings from operations	52.6	51.8
Other (expense) income, net	(0.7)	0.9
Loss on early extinguishment of debt	39.4	—
Equity in losses of associated companies	0.1	—
Interest expense, net	6.8	8.7
Earnings from continuing operations before income taxes	5.6	44.0
Income tax (benefit) provision	(2.4)	13.8
Earnings from continuing operations	8.0	30.2
Earnings from operations of discontinued business, net of tax	30.2	23.4
Net loss on sale of discontinued operations, net of tax	(4.3)	—
Earnings from discontinued operations, net of tax	25.9	23.4
Net earnings	33.9	53.6
Less: Net earnings attributable to noncontrolling interests	(0.4)	(0.5)
Net earnings attributable to Cytec Industries Inc.	$33.5	$53.1
Comprehensive income	$13.3	$88.5
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income attributable to Cytec Industries Inc.	$13.1	$88.3
Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$0.18	$0.66
Discontinued operations (net of noncontrolling interests)	0.57	0.50
	$0.75	$1.16
Diluted earnings per common share
Continuing operations	$0.17	$0.65
Discontinued operations (net of noncontrolling interests)	0.56	0.49
	$0.73	$1.14
Dividends per common share	$0.125	$0.125
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$120.5	$179.3
Trade accounts receivable, less allowance for doubtful accounts of $4.9 and $4.7 in 2013 and 2012, respectively	284.3	263.6
Other accounts receivable	40.3	39.1
Inventories	281.5	267.2
Deferred income taxes	37.4	37.8
Other current assets	21.3	18.9
Current assets held for sale	478.9	410.8
Total current assets	1,264.2	1,216.7
Investment in associated companies	1.4	1.7
Plants, equipment and facilities, at cost	1,354.5	1,310.4
Less: accumulated depreciation	(482.4)	(475.1)
Net plant investment	872.1	835.3
Acquisition intangibles, net of accumulated amortization of $47.4 and $43.9 as of March 31, 2013 and December 31, 2012, respectively	174.1	183.7
Goodwill	517.3	525.3
Deferred income taxes	9.8	8.9
Other assets	80.6	88.7
Non-current assets held for sale	1,041.7	1,061.8
Total assets	$3,961.2	$3,922.1
Liabilities
Current liabilities
Accounts payable	$216.9	$176.4
Short-term borrowings	7.9	3.0
Current maturities of long-term debt	0.6	136.1
Accrued expenses	145.6	174.0
Income taxes payable	27.2	51.4
Deferred income taxes	0.6	0.6
Current liabilities held for sale	245.8	265.9
Total current liabilities	644.6	807.4
Long-term debt	851.8	567.4
Pension and other postretirement benefit liabilities	272.1	275.5
Other noncurrent liabilities	197.3	198.3
Deferred income taxes	66.2	70.9
Non-current liabilities held for sale	195.3	198.3
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,634,235 in 2013 and 49,618,861 in 2012	0.5	0.5
Additional paid-in capital	463.5	465.6
Retained earnings	1,669.2	1,641.3
Accumulated other comprehensive loss	(85.6)	(65.1)
Treasury stock, at cost, 5,616,795 shares in 2013 and 4,672,700 shares in 2012	(317.4)	(243.3)
Total Cytec Industries Inc. stockholders’ equity	1,730.2	1,799.0
Noncontrolling interests	3.7	5.3
Total equity	1,733.9	1,804.3
Total liabilities and stockholders’ equity	$3,961.2	$3,922.1
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions, except per share amounts)

Three months ended March 31,	2013	2012
Cash flows provided by (used in) operating activities
Net earnings	$33.9	$53.6
Earnings from discontinued operations	(25.9)	(23.4)
Earnings from continuing operations	8.0	30.2
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	14.3	13.8
Amortization	5.5	1.8
Share-based compensation	2.7	3.2
Deferred income taxes	(6.0)	6.0
Loss on early extinguishment of debt	39.4	—
Unrealized gain on derivative instruments	3.7	(3.7)
Other	0.2	(0.2)
Changes in operating assets and liabilities (excluding effects of acquisition):
Trade accounts receivable	(12.7)	(17.6)
Other receivables	(2.6)	(1.0)
Inventories	(17.3)	(27.8)
Other assets	9.8	(8.3)
Accounts payable	37.5	12.9
Accrued expenses	(26.7)	(23.3)
Income taxes payable	(30.8)	9.0
Other liabilities	3.3	(5.2)
Net cash provided by (used in) operating activities of continuing operations	28.3	(10.2)
Net cash (used in) provided by operating activities of discontinued operations	(59.0)	42.5
Net cash (used in) provided by operating activities	(30.7)	32.3
Cash flows used in investing activities:
Additions to plants, equipment and facilities	(54.4)	(19.7)
Acquisitions of businesses, net of cash received	—	(28.6)
Net cash used in investing activities of continuing operations	(54.4)	(48.3)
Net cash used in investing activities of discontinued operations	(3.2)	(1.2)
Net cash used in investing activities	(57.6)	(49.5)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	624.4	2.0
Payments on long-term debt	(511.6)	—
Change in short-term borrowings, net	5.0	4.5
Cash dividends	(7.4)	(8.7)
Proceeds from the exercise of stock options	8.8	13.4
Purchase of treasury stock	(89.7)	—
Excess tax benefits from share-based payment arrangements	2.1	2.3
Other	—	(0.3)
Net cash provided by financing activities	31.6	13.2
Effect of currency rate changes on cash and cash equivalents	(2.1)	7.9
(Decrease) increase in cash and cash equivalents	(58.8)	3.9
Cash and cash equivalents, beginning of period	179.3	415.8
Cash and cash equivalents, end of period	$120.5	$419.7
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Currencies in millions, except per share amounts, unless otherwise indicated)
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted pursuant to such rules and regulations. Financial statements prepared in accordance with U.S. GAAP require management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and other disclosures. In the opinion of management, these condensed consolidated financial statements include all normal and recurring adjustments necessary for a fair presentation of the financial position and the results of our operations and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for the full year. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in the Company’s 2012 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K filed with the SEC on April 18, 2013, related to the Company’s changes in reportable segments. All amounts reported in these financial statements are presented according to the realigned reportable segments, as described in Note 14. Unless indicated otherwise, the terms “Company,” “Cytec,” “we,” “us” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.
2. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02. This ASU requires us to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. It also requires us to cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period). On January 1, 2013, we adopted the provisions of ASU No. 2013-02, which are reflected in these financial statements.
3. ACQUISITIONS
Acquisition of Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported partly in the Aerospace Materials segment, but mostly in the Industrial Materials segment.
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
Goodwill recorded in connection with this acquisition was approximately $184.4, which represents the significant opportunities for growth and value creation by expanding our presence in the industrial composites sector, as well as the expected synergies from combining the acquired business with our existing business. Goodwill was assigned in part to the Aerospace Materials and Industrial Materials segments. The estimated amount of goodwill deductible for tax purposes over a 5 year period is $7.1. The estimated goodwill non-deductible for tax purposes is approximately $177.3.
The following information provides details about the estimated step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.
Inventories
As of the effective date of the acquisition, inventory is required to be measured at fair value. Raw materials and work in process are valued at book value which is assumed to be a reasonable proxy for fair value. The fair values for finished goods inventory were determined based on estimated selling prices less the sum of (a) costs of selling and (b) a reasonable profit allowance for the selling effort. The net step-up in fair value for finished goods was $5.6.
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

Intangible assets include the following:

	Estimated Fair Value	Remaining Useful Lives (Years)
Customer relationships	$141.9	16
Technology - Structural Materials: Aerospace & Defense	$14.3	21
Technology - Structural Materials: Other industries	$9.2	6
Trademarks and trade names	$9.8	8

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
The fair value of the assets acquired includes trade receivables of $65.2, substantially all of which has been collected.
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
Pro Forma Financial Information
The results of operations of Umeco have been included in the consolidated statements of operations since the acquisition date of July 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011:

Three Months Ended March 31,
2012
Net revenue	$458.0
Net income attributable to Cytec from continuing operations	$31.6
Diluted earnings per share from continuing operations	$0.68
These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects.
For the three months ended March 31, 2012, there were no material non-recurring pro forma adjustments.
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

The following table summarizes the final assigned fair values of the assets acquired and liabilities assumed as of March 30, 2012

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
There were no material revenues or earnings related to SOIL included in our consolidated statement of income for the three months ended March 31, 2012.
4. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins business to Advent International, a global private equity firm for $1,015.0 plus assumed liabilities of $118.0, bringing the total value to $1,133.0. In the first quarter of 2013, we recorded an after-tax charge of $4.3 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net loss on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid is subject to final working capital and other customary adjustments. Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0.
The results of operations of the former Coating Resins segment have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. The total assets and liabilities that are included as held-for-sale in our consolidated balance sheets as of March 31, 2013 are approximately $1,520.6 and $441.1, respectively.
The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three months ended March 31, 2013 and 2012, related to our former Coatings Resins segment.

	Three months ended March 31,
	2013	2012
Net sales	$360.8	$405.3
Earnings from operations of discontinued businesses before income taxes (1)(3)	$45.8	$35.3
Income tax expense on operations (2)(3)	(15.6)	(11.9)
Adjust to fair value, less cost to sell	(4.6)	—
Income tax benefit on adjustment	0.3	—
Earnings from discontinued operations, net of tax	$25.9	$23.4
__________________

(1)
Included in earnings of discontinued operations before income tax expenses for the three months ended March 31, 2013 and 2012 were expenses of $5.8 and $6.2, respectively, related to the Coating Resins sale process, and includes net restructuring (credits) charges of $(0.3) and $3.5, respectively.

(2)
Income tax expense on discontinued operations for the three months ended March 31, 2013 includes a $2.0 tax benefit on estimated unrepatriated earnings of international subsidiaries from the anticipated sale of Coating Resins.

(3)
The assets and liabilities of the Coating Resins Segment were reclassified to held-for-sale effective June 30, 2012. Accordingly, depreciation and amortization were no longer recorded on these assets beginning July 1, 2012.

Assets and liabilities held for sale
The following table displays a summary of the assets and liabilities held for sale as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Assets
Trade accounts receivable, net	$245.3	$192.5
Inventories, net	206.5	196.1
Other current assets	27.1	22.2
Plants, equipment and facilities, net	432.5	432.7
Acquisition intangibles, net	248.0	252.9
Goodwill, net	311.8	323.1
Other assets	49.4	53.1
	$1,520.6	$1,472.6
Liabilities
Accounts payable	$165.6	$164.5
Accrued liabilities	79.8	100.8
Pension and other postretirement benefits	85.3	88.0
Deferred income taxes	53.0	51.8
Other liabilities	57.4	59.1
	$441.1	$464.2
Net assets held for sale	$1,079.5	$1,008.4
5. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended March 31,
	2013	2012
Manufacturing cost of sales	$(0.2)	$(0.2)
Selling and technical services	0.2	—
Administrative and general	0.3	—
Total	$0.3	$(0.2)
Details of our 2012 restructuring initiatives are as follows:
In the third quarter of 2012, we approved plans to realign the supporting structure of our Aerospace Materials and Industrial Materials segments as we take advantage of synergies from the acquisition of Umeco. These plans resulted in a restructuring charge of $6.6 related to the severance of 31 positions. The initiatives are expected to be substantially completed in 2013 and paid by the end of 2015.
In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 176 positions. These initiatives are expected to be substantially completed and paid by the end of 2014.
For the three months ended March 31, 2013, we recorded a net adjustment of $0.3 to these initiatives.
The remaining reserve relating to the 2012 restructuring initiatives at March 31, 2013 is $10.3.

Restructuring Initiatives:	2009	2010	2012	Total
Balance December 31, 2011	$0.2	$0.3	$—	$0.5
2012 charges (credits)	0.1	(0.2)	21.3	21.2
Non-cash items	—	—	(0.1)	(0.1)
Cash payments	(0.2)	(0.1)	(8.3)	(8.6)
Currency translation adjustments	—	—	0.3	0.3
Balance December 31, 2012	$0.1	$—	$13.2	$13.3
First quarter charges (credits)	—	—	0.3	0.3
Non-cash items	—	—	—	—
Cash payments	—	—	(3.1)	(3.1)
Currency translation adjustments	—	—	(0.1)	(0.1)
Balance March 31, 2013	$0.1	$—	$10.3	$10.4
6. SHARE-BASED COMPENSATION
The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the grant date using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for three months ended March 31, 2013 and 2012 are noted in the following table:

Three Months Ended March 31,	2013	2012
Expected life (years)	6.2	6.2
Expected volatility	36.2%	41.9%
Expected dividend yield	0.78%	1.01%
Risk-free interest rate	1.86%	2.11%
Weighted-average fair value per option	$26.56	$19.91
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
Stock Award and Incentive Plan
The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At March 31, 2013 there were approximately 5,500,000 shares reserved for issuance under the 1993 Plan, inclusive of 3,100,000 shares reserved for issuance for all outstanding share-based compensation grants.
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

A summary of stock options and stock-settled SARS activity for the three months ended March 31, 2013 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,672,730	$46.22
Granted	287,845	73.07
Exercised	(278,266)	41.93
Forfeited	(1,894)	32.54
Outstanding at March 31, 2013	2,680,415	$49.56	6.1	$65.8
Exercisable at March 31, 2013	1,972,439	$45.94	5.0	$55.5
During the three months ended March 31, 2013, we granted 287,845 stock options. The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2013 and 2012 was $26.56 and $19.91 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $1.7 and $2.1 during the three months ended March 31, 2013 and 2012, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the three months ended March 31, 2013 and 2012 was $8.8 and $12.1, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the three months ended March 31, 2013 and 2012 was $7.7 and $6.5, respectively.
As of March 31, 2013, there was $12.1 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $3.7 and $3.0 for the three months ended March 31, 2013 and 2012, respectively. Cash received from stock options exercised was $8.8 and $13.4 for the three months ended March 31, 2013 and 2012, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended March 31, 2013 and 2012 was $0.4 and $0.2, respectively. The total amount of pre-tax expense recognized for cash-settled SARS was $0.2 and $0.9 for the three months ended March 31, 2013 and 2012, respectively. The liability related to our cash-settled SARS was $1.5 at March 31, 2013 and $1.7 at December 31, 2012.
Non-vested stock, non-vested stock units and performance stock
The 1993 Plan provides for the issuance of non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2013 and 2012, and there were no outstanding performance stock awards as of March 31, 2013.
A summary of non-vested stock and non-vested stock units for the three months ended March 31, 2013 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2013	203,857	$47.75
Granted	37,378	70.88
Vested	(51,125)	37.59
Forfeited	(640)	48.82
Nonvested at March 31, 2013	189,470	$55.01
During the three months ended March 31, 2013, we granted 37,378 non-vested stock units to employees, which generally vest on the third anniversary of the grant date. The weighted average fair value of the non-vested stock and non-vested stock units on the grant date was $70.88 per share. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $0.9 and $0.9 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $4.8 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory as of March 31, 2013 and December 31, 2012 was approximately $0.4 and $0.4, respectively.
As of March 31, 2013 and December 31, 2012, our additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $79.2 and $77.2, respectively.
In the second quarter of 2012, in an effort to retain key employees of the Coatings Resins business who could be impacted by the potential sale of Coating Resins, we agreed that if any such individual’s employment with Cytec were terminated as a result of a sale of Coating Resins, we would pay such employee an amount equal to the intrinsic value of any unvested options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we determined we had met all the criteria for discontinued operations, we determined that these certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards.

Accordingly, we recorded a liability of $2.9 for these awards at June 30, 2012 by reclassifying $1.7 of previously recognized expense out of Additional paid-in capital and recognized $1.2 of additional expense. In the second half of 2012, an additional $3.7 of expense was recognized related to these awards. During the fourth quarter new facts and circumstances regarding the timing of the close of the Coating Resins sale indicated that a portion of the awards previously reclassified to liability awards would vest prior to closing and were reclassified back to equity awards. Accordingly, we reclassified $2.3 from the liability to Additional paid-in capital. During the first quarter of 2013, due to the change in the fair market value of Cytec's stock, we recognized an additional expense of $0.9 related to these awards. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the Consolidated Statement of Income.
At March 31, 2013, 88,611 shares of options and 25,015 restricted stock units, which are included as outstanding in the above tables, are being accounted for as liability awards. At March 31, 2013 the liability related to these awards was $4.9.
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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 (in thousands, except net earnings in millions and per share amounts):

	Three months ended March 31,
	2013	2012
Numerator:
Earnings from continuing operations	$8.0	$30.2
Earnings from discontinued operations, net of tax	25.5	22.9
Net earnings attributable to Cytec Industries Inc.	$33.5	$53.1
Denominator:
Weighted average shares outstanding	45,018	45,961
Effect of dilutive shares:
Options and stock-settled SARS	721	548
Non-vested shares and units	114	121
Diluted average shares outstanding	45,853	46,630
Basic earnings per common share:
Earnings from continuing operations	$0.18	$0.66
Earnings from discontinued operations	0.57	0.50
Net earnings per common share attributable to Cytec Industries Inc.	$0.75	$1.16
Diluted earnings per common share:
Earnings from continuing operations	$0.17	$0.65
Earnings from discontinued operations	0.56	0.49
Net earnings per common share attributable to Cytec Industries Inc.	$0.73	$1.14
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Three Months Ended March 31,	2013	2012
Options	195	549
Stock-settled SARS	—	367
Non-vested shares/units	—	—
Total	195	916
8. INVENTORIES
Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Finished goods	$199.1	$175.4
Work in progress	9.9	12.0
Raw materials and supplies	72.5	79.8
Total inventories	$281.5	$267.2

9. DEBT
Long-term debt, including the current portion, consisted of the following:

	March 31, 2013		December 31, 2012
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2016	$140.0	$140.0	$62.0	$62.0
4.6% Notes Due July 1, 2013	—	—	135.2	135.3
6.0% Notes Due October 1, 2015	141.8	141.7	249.6	249.4
8.95% Notes Due July 1, 2017	164.3	164.0	249.4	249.0
3.5% Notes Due April 1, 2023	400.0	397.2	—	—
Other	13.9	9.5	8.9	7.8
Total debt	$860.0	$852.4	$705.1	$703.5
Less: current maturities	(0.6)	(0.6)	(136.0)	(136.1)
Long-term debt	$859.4	$851.8	$569.1	$567.4

On March 12, 2013, we issued $400.0 aggregate principal amount of 3.5% senior unsecured notes due April 1, 2023 ("3.5% notes"), which resulted in $394.6 in net proceeds after original issue discount and underwriting fees. In addition, on February 26, 2013, we called for the redemption of our 4.6% notes due July 1, 2013 ("4.6% notes"), and commenced offers to purchase our 6.0% notes due October 1, 2015 ("6.0% notes") and our 8.95% notes due July 1, 2017 ("8.95% notes"). In March 2013, we applied the net proceeds from the issuance of the 3.5% notes as follows: (1) to redeem all $135.2 principal amount of our 4.6% notes for a purchase price of $136.8 plus accrued interest of $1.5, (2) to repurchase $107.8 principal amount of our 6.0% notes for a purchase price of $121.1 plus accrued interest of $3.1 and (3) to repurchase $85.1 principal amount of our 8.95% notes for a purchase price of $108.3 plus accrued interest of $1.8. The redemption of the 4.6% notes and repurchase of the 6.0% and 8.95% notes resulted in a loss of $39.4 including transaction costs, which is included in loss on early extinguishment of debt in the accompanying statement of income.
All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.
In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction. The outstanding balance on the facility was $140.0 as of March 31, 2013. At March 31, 2013, $260.0 was available for borrowing under the Revolving Credit Facility. In April 2013, upon receiving proceeds from the close of the sale of Coating Resins, we repaid the outstanding portion of the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
At March 31, 2013 and December 31, 2012, the fair value of our debt was $912.1 and $787.9, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 16. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
The weighted-average interest rate on all of our debt was 4.69% and 6.83%, as of March 31, 2013 and 2012, respectively. The weighted-average interest rate on short-term borrowings outstanding as of March 31, 2013 and 2012 was 2.39% and 0.78%, respectively.
10. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.
As of March 31, 2013 and December 31, 2012, the aggregate environmental related accruals were $66.7 and $68.1, respectively, of which $9.7 was included in accrued expenses for both periods, with the remainder of $57.0 and $58.4 included in other noncurrent liabilities, respectively. Environmental remediation spending for the three months ended March 31, 2013 and 2012 was $1.6 and $0.8, respectively.
Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the three months ended March 31, 2013, our adjustments resulted in a net increase in our environmental related accruals of $0.4 related to several sites.
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
A further discussion of environmental matters can be found in Note 12 of the Notes to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
Other Contingencies
We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.
As of March 31, 2013 and December 31, 2012, the aggregate self-insured and insured contingent liability was $49.5 and $49.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.5 at March 31, 2013 and $20.7 at December 31, 2012. The asbestos liability included in the above amounts at March 31, 2013 and December 31, 2012 was $39.2 and $39.3, respectively, and the insurance receivable related to the liability as well as claims for past payments was $20.2 and $20.4, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.
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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Three months ended March 31, 2013	Year ended December 31, 2012
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	—	(100)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	8,100	8,000
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
In 2012, as a result of our findings, we recorded a decrease of $2.1 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $1.0 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease was attributable to lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivable was a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48.0% of our future indemnity costs. We have completed coverage in place agreements with most of our larger insurance carriers.
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
Lead Pigment
Over the past 15 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in architectural paint. Eight cases remaining outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant.
We currently are one of several defendants in eight personal injury lead ingestion cases, consisting of 172 plaintiffs venued in federal and state courts in Milwaukee, Wisconsin. one of the eight cases consists of 164 claimants, each alleging personal injury as a result of the ingestion of white lead carbonate in paint. The remaining seven cases consist of less than 10 total plaintiffs. We believe that the eight personal injury suits against us are without merit. The majority of the eight personal injury cases are currently stayed pending a decision by the United States Court of Appeals for the Seventh Circuit regarding whether the application of the risk contribution doctrine for lead ingestion cases in Wisconsin violates the defendants’, including the Company’s, constitutional rights.
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

A further discussion of other contingencies can be found in Note 12 of Notes to Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
Commitments
We frequently enter into long-term contracts with customers with terms that vary depending on specific industry practices. Our business is not substantially dependent on any single contract or any series of related contracts. Descriptions of our significant sales contracts at December 31, 2012 are set forth in Note 12 of Notes to Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
11. COMPREHENSIVE INCOME
The components of comprehensive income, which represents the change in equity from non-owner sources, for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Net earnings	$33.9	$53.6
Other comprehensive income:
Accumulated pension liability, net of tax	5.8	4.5
Unrealized gains on cash flow hedges, net of tax	—	0.1
Foreign currency translation adjustments	(26.4)	30.3
Comprehensive income	$13.3	$88.5
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income attributable to Cytec Industries Inc.	$13.1	$88.3

The following table presents changes in accumulated other comprehensive income (loss) (AOCI) by component for the three months ended March 31, 2013:

Three Months Ended March 31, 2013	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total

Balance, beginning of period	$(228.6)	$163.5	$(65.1)
Other comprehensive income before reclassifications	—	(26.3)	(26.3)
Amounts reclassified from AOCI	5.8	—	5.8
Net current period OCI	5.8	(26.3)	(20.5)
Balance, end of period	$(222.8)	$137.2	$(85.6)

The following table presents a summary of reclassification adjustments out of AOCI for the three months ended March 31, 2013:

Details of AOCI components	Amount Reclassified from AOCI	Affected line item in the statement where net income is presented
Amortization of defined benefit pension items
Prior service costs	$(0.9)	(1)
Actuarial gains (losses)	10.0	(1)
	9.1	Total before tax
	(3.3)	Tax expense
	$5.8	Net of tax
__________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See Note 17 - Employee Benefit Plans for additional details.

12. INCOME TAXES
The effective tax rate for continuing operations for the three months ended March 31, 2013 was a tax benefit of 41.9%, or $2.4, compared to a tax provision of 31.2%, or $13.8, for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was favorably impacted by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, and a $14.7 benefit related to the loss on early extinguishment of debt. The rate was unfavorably impacted by a tax expense of $1.0 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries.
As of March 31, 2013, the amount of gross unrecognized tax benefits for continuing operations is $19.8 (excluding interest) of which $16.7 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2012 for continuing operations was $19.7 (excluding interest) of which $16.5 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $2.0 as of December 31, 2012, which increased an additional $0.1 due to additional accruals, and decreased $0.1 primarily due to the impact of foreign exchange, thus resulting in a liability for the payment of interest of $2.0 as of March 31, 2013.
13. OTHER FINANCIAL INFORMATION
Dividends
On January 31, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on February 25, 2013 to shareholders of record as of February 11, 2013. Cash dividends paid in the first quarter of 2013 and 2012 were $7.4 and $8.7, respectively. Dividends paid in the first three months of 2013 and 2012 include $1.8 and $3.0, respectively, paid by a majority owned subsidiary to its minority shareholder. On April 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 24, 2013 to shareholders of record as of May 10, 2013.
Income taxes paid
Income taxes paid for the three months ended March 31, 2013 and 2012 were $45.3 and $16.6, respectively.
Interest
Interest paid for the three months ended March 31, 2013 and 2012 was $20.9 and $14.3, respectively. Interest income for the three months ended March 31, 2013 and 2012 was $0.6 and $1.2, respectively.
Stock repurchases
In the first quarter of 2013, we repurchased 1,203,499 shares of our common stock at a total cost of $89.7. There were no repurchases in the first three months of 2012. Approximately $460.4 remained authorized under our stock buyback program as of March 31, 2013 from the $650.0 authorization announced on October 9, 2012. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.
14. SEGMENT INFORMATION
Segment changes
In the first quarter of 2013, we reorganized our former Engineered Materials and Umeco segments into two new segments, Aerospace Materials and Industrial Materials. These new segments are managed and reported separately as the markets and distribution channels are distinct. While their manufacturing assets and processes are similar, their supply chains are dissimilar. This follows our strategy of focusing on the aerospace and industrial markets separately and reflects how we operate the businesses. We also believe this is more clear and understandable to investors. The segment information presented herein reflects this change in our business segments. For more information on our segment reorganization, see our 2012 Annual Report on Form 10-K, as updated by the Current Report on Form 8-K filed with the SEC on April 18, 2013, related to the Company's changes in reportable segments.
As discussed in Note 4, the former Coating Resins segment is reported as discontinued operations for all periods presented.

Summarized segment information for our four continuing segments for the three months ended March 31, is as follows:

	Three Months Ended March 31,
	2013	2012
Net Sales:
Aerospace Materials (1)
Sales to external customers	$236.0	$207.3
Intersegment sales	0.1	—
Industrial Materials (1)	84.0	11.5
In Process Separation	88.8	91.6
Additive Technologies
Sales to external customers	68.6	67.7
Intersegment sales	0.2	0.2
Net sales from segments	477.7	378.3
Elimination of intersegment revenue	(0.3)	(0.2)
Total consolidated net sales	$477.4	$378.1

	Three Months Ended March 31,
	2013	% of Sales	2012	% of Sales
Earnings from operations:
Aerospace Materials (1)	$41.5	18%	$43.3	21%
Industrial Materials (1)	2.6	3%	1.7	15%
In Process Separation	16.7	19%	22.9	25%
Additive Technologies	8.0	12%	6.4	9%
Earnings from segments	68.8	14%	74.3	20%
Corporate and Unallocated, net (2)	(16.2)		(22.5)
Total earnings from operations	$52.6	11%	$51.8	14%
 ______________________

(1)	For 2013, net sales and operating earnings for Aerospace Materials and Industrial Materials include amounts from the Umeco businesses, which we acquired in July 2012.

(2)
For the three months ended March 31, 2013, corporate and unallocated includes restructuring charges of $0.3 for adjustments to previous initiatives, and charges of $0.3 related to costs to divest the Umeco distribution business. For the three months ended March 31, 2012, corporate and unallocated includes net pre-tax credits of $0.2 for previous restructuring initiatives, and accelerated depreciation of $0.7 for the sale-leaseback of our Stamford facility treated as a financing transaction. Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the three months ended March 31, 2013, and $17.2 for the three months ended March 31, 2012.

15. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance, December 31, 2012:
Goodwill	$237.1	$186.8	$73.6	$27.8	$525.3
2013 Activity
Foreign currency translation adjustments	(4.8)	(3.7)	0.5	—	(8.0)
	(4.8)	(3.7)	0.5	—	(8.0)
Balance, March 31, 2013:
Goodwill	$232.3	$183.1	$74.1	$27.8	$517.3
In conjunction with our segment realignment discussed in Note 14, we completed a goodwill impairment test in the first quarter of 2013 and concluded that there was no impairment.
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2013	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Technology-based	14.5	$47.0	$48.6	$(21.3)	$(20.6)	$25.7	$28.0
Marketing-related	10.0	14.7	15.1	(5.5)	(5.2)	9.2	9.9
Customer-related	15.8	159.8	163.9	(20.6)	(18.1)	139.2	145.8
Total		$221.5	$227.6	$(47.4)	$(43.9)	$174.1	$183.7
Amortization of acquisition intangibles for the three months ended March 31, 2013 and 2012 was $3.7 and $0.8, respectively.
Assuming no change in the gross carrying amount of acquisition intangibles and the 2013 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2013	2014	2015	2016	2017	2018
Intangibles amortization expense	$15.2	$14.8	$14.7	$14.5	$13.5	$11.9
16. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency Forward Contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other (expense) income, net.
At March 31, 2013, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $431.5. Of this total, $199.4 was attributed to the exposure in forward selling/purchase of USD, and $159.8 and $72.3 were attributable to the exposure in forward selling/purchase of Euros and pound sterling, respectively, translated into USD equivalent amounts. The net (unfavorable) favorable fair values of currency contracts, based on forward exchange rates at March 31, 2013 and December 31, 2012 were $(1.9) and $1.7, respectively.

Cross Currency Swaps
We have used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable (“Euro loans”) held by U.S. entities and to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (our largest Euro functional currency subsidiary), as set forth in Note 7 of Notes to Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
Credit Risk
At March 31, 2013, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of March 31, 2013, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	2.1	Other current assets	3.2	Accrued expenses	4.0	Accrued expenses	1.5
Total derivatives		$2.1		$3.2		$4.0		$1.5
The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three months ended March 31, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Cross currency swaps	$—	$(4.0)		$—	$—		$—	$—

The following table summarizes the amount and location of gains recognized in income for our derivatives not designated as hedges for the three months ended March 31, 2013 and 2012:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
		2013	2012
Foreign currency forwards	Other (expense) income, net	$12.1	$5.4
Total		$12.1	$5.4

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
A summary of the fair value measurements for each major category of derivatives at March 31, 2013 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(1.9)
Total	$(1.9)
As of March 31, 2013, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the three months ended March 31, 2013. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
17. EMPLOYEE BENEFIT PLANS
Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three months ended March 31,	2013	2012	2013	2012
Service cost	$1.9	$1.5	$0.3	$0.3
Interest cost	8.5	10.0	1.7	2.3
Expected return on plan assets	(11.6)	(12.1)	(0.4)	(0.5)
Net amortization	8.6	6.7	0.3	0.5
Net periodic cost	$7.4	$6.1	$1.9	$2.6

We disclosed in our 2012 Annual Report on Form 10-K that we expected to contribute $57.4 and $10.2 in 2013 to our pension and postretirement plans, respectively. Through March 31, 2013, actual contributions to our continuing pension and postretirement plans were $2.3 and $0.5, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans, excluding plans of subsidiaries primarily dedicated to the discontinued Coating Resins segment, for the three months ended March 31, 2013 and 2012 were $8.1 and $7.2, respectively. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans.

18. SUBSEQUENT EVENTS
On April 3, 2013, we completed the previously announced sale of our Coating Resins business to Advent International, a global private equity firm, for a total value of $1,133.0, including assumed liabilities of approximately $118.0. The final price paid is subject to final working capital and other customary adjustments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Currency amounts are in millions, except per share amounts. Percentages are approximate.
GENERAL
Overview
We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. Sales price and volume by region and the impact of exchange rates on our reporting segments are important measures that are analyzed by management and are provided in our segment analysis. Our latest strategic review of our operations resulted in business segment changes that became effective in the first quarter of 2013, as discussed below.
Segment realignment
We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with operational changes. In the first quarter of 2013, we began reporting separately the aerospace and industrial materials businesses out of the former Engineered Materials and former Umeco segments into two new segments, Aerospace Materials and Industrial Materials. They are managed and reported separately as the markets and distribution channels are distinct. While their manufacturing assets and processes are similar, their supply chains are dissimilar. This follows our strategy of focusing on the aerospace and industrial markets separately and reflects how we operate the businesses. We also believe this is more clear and understandable to investors. The segment information presented herein reflects this change in our business segments.
As discussed in Note 4, the former Coating Resins segment is reported as discontinued operations for all periods presented. As discussed in Note 3, the acquired Umeco business is reported in part in the Aerospace Materials segment, but mostly in the Industrial Materials segment, and includes results of operations since we acquired it on July 20, 2012. As a result, we now have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes composite and process materials, primarily for the high-end automotive, wind energy, recreation and other industrial segments. The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.
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
Selling price changes and raw material cost changes year on year are an important factor in profitability, especially in years of high volatility. Discussion of the year to year impact of raw materials and energy is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited availability of certain of our raw materials.
Acquisitions
Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. Our consolidated financial results included in this MD&A include the results of the Umeco business since July 20, 2012, the closing date of the acquisition of Umeco. Approximately 84% of Umeco sales are included in our Industrial Materials segment and 16% in our Aerospace Materials segment in the first quarter of 2013. See Note 3, “Acquisitions,” for further details.
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. See Note 3, “Acquisitions,” for further details.

Discontinued operations
Coating Resins
In the second quarter of 2012, we committed to a plan to sell the assets and liabilities of our Coating Resins business. On July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the Coating Resins segment to Henkel AG & Co. (“Henkel”) for approximately $105.0, including working capital of approximately $15.0.

On October 9, 2012, we entered into a definitive agreement to divest our remaining Coating Resins business to Advent International, a global private equity firm. We completed the sale on April 3, 2013, for a total value of $1,133.0, including assumed liabilities of approximately $118.0. The final price paid is subject to final working capital and other customary adjustments. The results of operations of the former Coating Resins segment, including PSA, have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation. The total assets and liabilities that are included as held-for-sale in our consolidated balance sheets as of March 31, 2013 are approximately $1,520.6 and $441.1, respectively.
We recorded an after-tax charge of $4.3 in the first quarter of 2013 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net loss on sale of discontinued operations, net of tax in the consolidated statements of income.
Quarter Ended March 31, 2013, Compared With Quarter Ended March 31, 2012
Consolidated Results
Net sales for the first quarter of 2013 were $477.4 compared with $378.1 for the first quarter of 2012. Overall, net sales increased 26% in 2013, of which 23% was attributable to sales from the Umeco businesses, acquired in July 2012. Price increases improved sales by 2%, while overall selling volume changes increased sales by 1% and the impact of exchange rates on sales were essentially flat. Aerospace Materials net sales increased by 14%, of which 7% was due to new sales from the acquisition of Umeco and increased volumes of 4%. Net sales for Industrial Materials segment increased significantly, entirely due to new acquisition-related sales. Additive Technologies sales increased 1% due to increased volumes. In Process Separation net sales decreased 3%, as lower volumes were only partially offset by higher prices.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $337.0, or 70.6% of net sales, in the first quarter of 2013, compared with $252.9, or 66.9% of net sales, in the first quarter of 2012. Total manufacturing costs increased by $84.1, due mostly to costs of sales of $68.5 incurred in the first quarter of 2013 related to the Umeco business, which we acquired on July 20, 2012. The increase was also due to unfavorable fixed cost absorption of $8.6 to control inventory levels, higher raw material costs of $2.7, higher period costs of $2.7, mostly due to a fixed asset write off related to a certain technology development program that will no longer proceed and increased manufacturing personnel levels resulting from the anticipated growth of the Aerospace Materials for the remainder of 2013, and $2.2 of higher costs from higher sales volumes, primarily in the Aerospace Materials segment. These higher costs of sales were partially offset by the favorable impact of foreign exchange rate changes of $0.8.
Selling and technical service expenses were $39.5 in the first quarter of 2013 versus $33.1 in the first quarter of 2012. Research and process development expenses were $13.4 versus $12.9 in the prior year. Administrative and general expenses were $31.2 versus $26.6 in the prior year. Overall operating expenses increased $11.5, from $72.6 in 2012 to $84.1 in the first quarter of 2013, primarily due to $15.9 of expenses that we incurred in 2013 from the acquisition of Umeco, which are largely headcount related. Increases in operating expenses also included $0.6 for increased personnel to support our growth businesses, higher restructuring charges of $0.5 reflecting net adjustments in 2013 related to prior period initiatives, and $0.4 of bad debt in 2013 related to a customer for In Process Separation. These increases were partially offset by $4.1 of lower stranded costs previously allocated to our former Coating Resins business, $0.7 of accelerated depreciation in the first quarter of 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction, and lower costs of $0.9 for professional fees and other costs in business development efforts.
Amortization of acquisition intangibles was $3.7 and $0.8 in the first quarter of 2013 and 2012, respectively. The increase is due to the amortization of intangible assets acquired as part of the Umeco acquisition in the third quarter of 2012.
Other (expense) income, net was an expense of $0.7 in the first quarter of 2013 compared to income of $0.9 in the first quarter of 2012. The change was primarily due to an increase of $0.8 in foreign exchange losses in 2013 compared to 2012.
Loss on early extinguishment of debt consists of a loss of $39.4 including transaction costs, incurred on the redemption of $135.2 principal amount of our 4.6% notes due July 1, 2013, which we called for redemption in February 2013, for a purchase price of $136.8 plus accrued interest of $1.5; the repurchase of $107.8 principal amount of our 6.0% notes due October 1, 2015 for a purchase price of $121.1 plus accrued interest of $3.1; and the repurchase of $85.1 principal amount of our 8.95% notes due July 1, 2017 for a purchase price of $108.3 plus accrued interest of $1.8. The repurchase of the 6.0% and 8.95% notes were completed under an offer to repurchase the notes that ended in March 2013.
Interest expense, net was $6.8 in the first quarter of 2013 compared with $8.7 in the prior year. The decrease of $1.9 is primarily due to higher capitalized interest of $3.2 due to the restart of the carbon fiber expansion project in 2012, which was offset by higher interest expense of $0.7, mostly related to the new debt issued in the first quarter of 2013 and the outstanding portion of the Revolving Credit Facility in the first quarter of 2013, and by lower interest income of $0.6.
The effective tax rate for continuing operations for the three months ended March 31, 2013 was a tax benefit of 41.9% $(2.4) compared to a tax provision of 31.2% ($13.8) for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was favorably impacted by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, and a $14.7 benefit related to the loss on early extinguishment of debt. The rate was unfavorably impacted by a tax expense of $1.0 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business.
Net earnings from continuing operations for the first quarter of 2013 was $8.0 ($0.17 per diluted share), a decrease of $22.2 from $30.2 ($0.65 per diluted share) reported for the same period in 2012. Included in the first quarter of 2013 were charges of $0.5 ($0.01 per diluted share) for adjustments to previous restructuring initiatives and costs to divest the Umeco distribution business. For the three months ended March 31, 2012, it includes net after-tax credits of $0.1 for previous restructuring initiatives, and accelerated depreciation of $0.4 after-tax for the sale-leaseback of our Stamford facility treated as a financing transaction. Net earnings from continuing operations also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the three months ended March 31, 2013, and $17.2 for the three months ended March 31, 2012.
Earnings from discontinued operations, net of tax, were $25.9 in the first quarter of 2013 compared with $23.4 in 2012. For 2013, earnings from discontinued operations, net of tax consisted of earnings from operations of our former Coating Resins segment of $30.2, and a charge of $4.3 to adjust to the carrying value of the assets held for sale at March 31, 2013 to their fair value less costs to sell, based on the terms of sale to Advent that closed in April 2013. Included in 2013 earnings from the operations of the former Coating Resins business were costs of $4.0 related to the sale of Coating Resins and restructuring credits of $0.2 to adjust previous initiatives. In the first quarter of 2012, earnings from discontinued operations, net of tax consisted entirely of earnings from operations of our former Coating Resins segment, which included the PSA product line that we sold in the second quarter 2012. Included in 2012 were the following after-tax items: costs of $3.9 related to the sale of Coating Resins and restructuring charges of $2.6.
Net earnings for the first quarter of 2013 were $33.5 ($0.73 per diluted share), a decrease of $19.6 from the net earnings of $53.1 ($1.14 per diluted share) in the same period in 2012.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$148.0	$131.6	12%	2%	10%	—%
Latin America (1)	1.3	0.7	—	—	—	—
Asia/Pacific	15.1	14.1	7%	4%	3%	—%
Europe/Middle East/Africa	71.6	60.9	18%	4%	14%	—%
Total	$236.0	$207.3	14%	3%	11%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 14% primarily due to an 11% increase in selling volumes, of which 7% are acquisition-related sales increase, and 4% were for existing business. The higher selling volumes for existing business in the first quarter of 2013 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes driven by higher build rates of business jets as well as new business jet programs. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $41.5, or 18% of sales in 2013, compared with $43.3, or 21% of sales in 2012. The $1.8 decrease in earnings included unfavorable fixed cost absorption of $5.9 related to inventory builds in 2012, $4.4 of higher raw material costs and higher waste driven by increased production, higher manufacturing period costs of $3.7, including a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased personnel spending to meet increased production demands, higher operating expenses of $0.7 and higher freight costs of $0.8 due to increased sales volumes. These unfavorable impacts in earnings were partially offset by earnings of $1.8 related to Umeco acquisition-related sales volumes, increased selling prices of $5.7, improved marginal income due to higher selling volumes of $5.4, and the favorable impact of foreign exchange rate changes of $0.8.
Industrial Materials

			Total	% Change Due to
	2013	2012	% Change (1)	Price	Volume/Mix	Currency
North America	$23.2	$7.3	—%	3%	—%	—%
Latin America	3.6	0.1	—%	—%	—%	—%
Asia/Pacific	3.1	0.2	—%	—%	—%	—%
Europe/Middle East/Africa	54.1	3.9	—%	—%	—%	—%
Total	$84.0	$11.5	—%	2%	—%	—%

(1)
The Umeco acquisition occurred on July 20, 2012. Due to the low level of existing prior year sales in all geographic regions, the majority of the difference is due to the acquisition and percentage comparisons are not meaningful.

Overall, net sales increased primarily due to $75.9 of net sales in 2013 from the Umeco business acquired in July 2012. For existing product lines, our selling volumes decreased by $3.4, or 31%, due to weak demand from the high performance automotive and motor sports markets and tooling applications.  Selling prices increases resulted in higher sales of 2%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $2.6, or 3% of net sales in 2013, compared with $1.7, or 15% of net sales in 2012. The $0.9 increase in earnings was driven by earnings from operations of $1.9 from the Umeco industrial business, favorable fixed cost absorption of $1.0, reduced operating expenses of $0.4 from prior year restructuring initiatives, and selling price increases of $0.2. These were largely offset by lower marginal income of $2.2 due to lower sales volumes for existing product lines, higher raw material costs of $0.3, and an unfavorable impact of changes in exchange rates of $0.1.
In Process Separation

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$27.4	$25.3	8%	2%	6%	—%
Latin America	24.6	30.8	(20)%	(1)%	(19)%	—%
Asia/Pacific	23.2	21.0	10%	(1)%	11%	—%
Europe/Middle East/Africa	13.6	14.5	(6)%	3%	(9)%	—%
Total	$88.8	$91.6	(3)%	1%	(4)%	—%
Net sales were down 3%, primarily due to lower sales volumes of 4%, offset by higher selling prices of 1%. The volume decrease reflects weaker demand compared to 2012 for alumina products. Selling prices increased sales, primarily in the phosphine and alumina product lines.
Earnings from operations were $16.7 or 19% of sales in 2013, compared with $22.9, or 25% of sales in 2012. The $6.2 decrease in earnings is principally due to decreased marginal income from lower selling volumes of $3.6, higher manufacturing costs of $1.4 due to the higher plant operating costs, net unfavorable fixed cost absorption of $1.1, higher net commercial and other operating expenses of $1.0 to support future growth, and $0.4 for a customer's bad debt. This decrease in earnings was partially offset by lower freight and warehousing costs of $0.6 from lower sales volumes, price increases of $0.5, primarily in phosphines and alumina, and lower net overall raw material costs of $0.3.

Additive Technologies

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$32.4	$31.8	2%	2%	—%	—%
Latin America	5.1	5.4	(6)%	1%	(7)%	—%
Asia/Pacific	15.5	15.9	(3)%	(5)%	4%	(2)%
Europe/Middle East/Africa	15.6	14.6	7%	(2)%	9%	—%
Total	$68.6	$67.7	1%	—%	1%	—%
Net sales increased 1% primarily due to higher volumes. Selling prices and changes in exchange rates did not significantly affect net sales. Selling volumes increased mostly due to higher demand for polymer additive products in Europe and North America, partly offset by lower demand for specialty additive products in Europe and North America.
Earnings from operations were $8.0 or 12% of sales in 2013, compared with $6.4 or 9% of sales in 2011. The $1.6 increase in earnings is due primarily from lower costs for raw materials of $1.7, especially in the specialty additives products, lower manufacturing costs of $1.2 due to lower plant maintenance costs in 2013, increased marginal income due to higher selling volumes of $0.9, decreased commercial and administration expenses of $0.7, and lower freight costs of $0.2. This was partially offset by unfavorable fixed cost absorption of $2.6, an unfavorable impact of changes in exchange rates of $0.3, and net sales price decreases of $0.2.
LIQUIDITY AND FINANCIAL CONDITION
At March 31, 2013, our cash balance was $120.5 compared with $179.3 at December 31, 2012. At March 31, 2013, approximately 91% of our cash was located outside of the U.S.
Net cash provided by continuing operations
Net cash provided by operating activities of continuing operations was $28.3 in 2013 compared with cash used of $10.2 in 2012. Inventory increased $17.3. Inventory days on hand were at 82 days for the first quarter of 2013, which is up slightly compared to the 2012 fourth quarter of 81 days, primarily due to the timing of certain orders in our In Process Separation segment and a buildup of inventory in Aerospace Materials related to expected higher order levels for the remainder of 2013. Trade accounts receivable increased $12.7 due to higher sales with days outstanding of 51 days for the first quarter of 2013, which is up from the 2012 fourth quarter of 49 days. Accounts payable increased by $37.5, as first quarter of 2013 accounts payable days outstanding increased to 53 days, compared to 46 days for the fourth quarter 2012. Income taxes payable decreased $30.8 in the first quarter of 2013, primarily due to the fourth quarter 2012 corporate income tax payment related to the PSA sale. This payment of approximately $21.0, which was statutorily due on December 17, 2012, was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy. Accrued expenses decreased by $26.7, primarily due to payments related to 2012 incentive compensation. Other liabilities in 2013 increased by $3.3. We disclosed in our 2012 Annual Report on Form 10-K that we expected to contribute $57.4 and $10.2, respectively, to our pension and postretirement plans in 2013, which we expected to fund primarily with a portion of the proceeds from the sale of Coating Resins, which were received in April 2013. Through March 31, 2013, actual contributions to our pension and postretirement plans were $2.3 and $0.5, respectively.
Net cash used in investing activities of continuing operations was $54.4 in 2013 compared to $48.3 in 2012. Capital spending for the first three months of 2013 was $54.4 compared to $19.7 in 2012. Capital spending in 2013 is primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had been on hold since the first quarter of 2009, to support our growing demand for carbon fiber based composites. The construction part of the project is expected to be completed by the end of 2013, with aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with the construction phase expected to be competed in 2014 and commercial production expected to occur in 2015. In 2012, we also began expansion of our phosphine plant in Canada for our In-Process Separation segment, with construction expected to be completed in the first quarter of 2014. Our total capital spending for 2013 is expected to be up to approximately $300.0 for continuing operations.
Net cash provided by financing activities in 2013 was $31.6, compared to $13.2 in 2012. During the first three months of 2013, we received net proceeds of $117.8 from short and long term borrowings. This primarily consisted of net proceeds of $397.2 from the issuance of new 10 year, 3.5% debt in March 2013, which were used in part to pay $136.8 to redeem $135.2 face value of our 4.6% notes that we called for redemption in February 2013, $121.1 to repurchase $107.8 face value of our 6.0% notes due in October 2015, and $108.3 to repurchase $85.1 face value of our 8.95% notes due in July 2017. These repurchases were done under tender offers that commenced in February 2013. It also consisted of net borrowings of $78.0 from our Revolving Credit Facility, which was drawn down during the first quarter of 2013 for use in our expanded share repurchase program. We also received $8.8 of proceeds from stock option exercises, and had $2.1 of excess tax benefits related to share-based payments in the first quarter of 2013. These proceeds were offset primarily by our repurchase of $89.7 of treasury stock and payment of $7.4 of cash dividends during the first three months of 2013.
Share repurchases
In the first quarter of 2013, we repurchased 1,203,499 shares of our common stock at a total cost of $89.7. There were no repurchases in the first three months of 2012. Approximately $460.4 remained authorized under our stock buyback program as of March 31, 2013 from the $650.0 authorization announced on October 9, 2012. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.
We expect to fund the remaining repurchase program with a portion of the cash proceeds from the sale of the Coating Resins business, which closed on April 3, 2013.  The remaining repurchase program is expected to be completed by mid-2013. The repurchases will be made in compliance with, and at such times as permitted by, federal securities law and may be suspended or discontinued at any time.
Dividends
On January 31, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on February 25, 2013 to shareholders of record as of February 11, 2013. Cash dividends paid in the first quarter of 2013 and 2012 were $7.4 and $8.7, respectively. Dividends paid in the first three months of 2013 and 2012 include $1.8 and $3.0, respectively, paid by a majority owned subsidiary to its minority shareholder. On April 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 24, 2013 to shareholders of record as of May 10, 2013.
Net cash (used in) provided by discontinued operations
Net cash used in operating activities of discontinued operations for the first quarter of 2013 was $59.0, compared to net cash provided of $42.5 for the first quarter of 2012. For 2013 and 2012, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, plus the impact of changes in working capital during the periods. Net increases to working capital reduced cash by approximately $86.6 in the first quarter 2013, while net decreases to working capital provided cash of approximately $1.0 in 2012. Also, net earnings of discontinued operations in the first quarter of 2012 included the impact of depreciation and amortization of approximately $21.6,  as this was prior to the classification of Coating Resins assets as held for sale. In the first quarter of 2013, no depreciation or amortization was taken on these assets.
Net cash used in investing activities of discontinued operations was $3.2 in 2013, compared to $1.2 in 2012. For 2013 and 2012, net cash used consists of $3.2 and $3.9, respectively, of capital expenditures in the Coating Resins business. Also included in 2012 were $2.7 proceeds received on sales of assets.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, repurchases under the current authorized program, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, from the substantial cash received at the closing of the Coating Resins transaction, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have $140.0 of borrowings outstanding under the agreement as of March 31, 2013. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At March 31, 2013, $260.0 of the facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. In 2013, our top priorities for use of cash are investment in the typical maintenance of business capital spending projects and pension contributions. This is followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines. In addition, if available at a reasonable price, we will pursue bolt-on acquisitions for our growth product lines. We will continue to return excess cash to shareholders through dividends and share repurchases.
We have not guaranteed any indebtedness of our unconsolidated associated company.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1 in our 2012 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Reference is also made to Note 12 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $19.8 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2013 OUTLOOK
In our April 18, 2013 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2013 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”
Critical Accounting Policies
See “Critical Accounting Policies” under Item 7A of our 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2013, as updated by the Current Report on Form 8-K filed with the SEC on April 18, 2013, related to our changes in reportable segments, and incorporated by reference herein. There were no changes to our critical accounting policies.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Currencies in millions)
For a discussion of market risks at year-end, refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 25, 2013, as updated by the Current Report on Form 8-K filed with the SEC on April 18, 2013, related to our changes in reportable segments, and incorporated by reference herein. Other 2013 financial instrument transactions include:
Interest Rate Risk: At March 31, 2013, our outstanding borrowings consisted of $7.9 of short-term borrowings, $140.0 of floating rate debt, and $712.4 of long-term fixed rate debt. Our long-term debt had a carrying and face value of $851.8 and $859.4, respectively, and a fair value of approximately $912.1.
Assuming other factors are held constant, a hypothetical increase/decrease of 1% in the weighted-average prevailing interest rates on our variable rate debt outstanding as of March 31, 2013, would increase/decrease interest expense by approximately $0.4 for the next fiscal quarter.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At March 31, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.
At March 31, 2013, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $431.5. The unfavorable fair value of currency contracts, based on forward exchange rates at March 31, 2013, was approximately $1.9. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at March 31, 2013 would decrease by approximately $46.5. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended March 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 10 to the Consolidated Financial Statements herein, and Item 3 - Legal Proceeding and in Note 12 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
During the three months ended March 31, 2013, we repurchased common stock for $89.7 under our stock buyback program. Approximately $460.4 remained authorized under the buyback program as of March 31, 2013. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

February 1, 2013 - February 28, 2013	374,299	$73.33	374,299	$522.6
March 1, 2013 - March 31, 2013	829,200	$75.11	829,200	$460.4

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 35 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer
May 3, 2013

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2013

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.