Form 10-Q
period 2013-06-30
CYTEC INDUSTRIES INC/DE/
filed 2013-08-02
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________
FORM 10-Q
 ____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 36,486,983 shares of common stock outstanding at July 26, 2013.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$513.8	$404.0	$991.2	$782.0
Manufacturing cost of sales	329.5	269.5	668.2	533.8
Selling and technical services	37.1	34.5	75.4	66.6
Research and process development	11.1	12.8	23.9	25.3
Administrative and general	30.8	35.5	61.1	61.4
Amortization of acquisition intangibles	3.8	0.9	7.5	1.7
Earnings from operations	101.5	50.8	155.1	93.2
Other expense, net	7.5	2.0	8.2	1.0
Loss on early extinguishment of debt	—	0.2	39.4	0.2
Equity in losses of associated companies	0.2	—	0.3	—
Interest expense, net	4.8	8.3	11.5	17.0
Earnings from continuing operations before income taxes	89.0	40.3	95.7	75.0
Income tax provision	26.4	27.9	24.3	38.0
Earnings from continuing operations	62.6	12.4	71.4	37.0
Earnings from operations of discontinued business, net of tax	—	28.6	31.6	53.6
Loss on sales of discontinued operations, net of tax	(28.0)	—	(32.3)	—
(Loss) earnings from discontinued operations, net of tax	(28.0)	28.6	(0.7)	53.6
Net earnings	34.6	41.0	70.7	90.6
Less: Net earnings attributable to noncontrolling interests	—	(0.4)	(0.4)	(1.0)
Net earnings attributable to Cytec Industries Inc.	$34.6	$40.6	$70.3	$89.6
Comprehensive income (loss)	$(23.2)	$(6.1)	$(13.9)	$72.6
Less: Comprehensive income attributable to noncontrolling interest	—	(0.5)	(0.2)	(0.7)
Comprehensive income (loss) attributable to Cytec Industries Inc.	$(23.2)	$(6.6)	$(14.1)	$71.9
Earnings (loss) per share attributable to Cytec Industries Inc.
Basic earnings (loss) per common share
Continuing operations	$1.53	$0.27	$1.66	$0.80
Discontinued operations (net of noncontrolling interests)	(0.68)	0.61	(0.02)	1.14
	$0.85	$0.88	$1.64	$1.94
Diluted earnings (loss) per common share
Continuing operations	$1.51	$0.26	$1.63	$0.79
Discontinued operations (net of noncontrolling interests)	(0.68)	0.60	(0.02)	1.12
	$0.83	$0.86	$1.61	$1.91
Dividends per common share	$0.125	$0.125	$0.250	$0.250
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$327.7	$179.3
Trade accounts receivable, less allowance for doubtful accounts of $5.1 and $4.7 in 2013 and 2012, respectively	286.5	263.6
Other accounts receivable	73.8	39.1
Inventories	271.6	269.8
Deferred income taxes	14.4	38.4
Other current assets	22.5	18.9
Current assets held for sale	—	409.7
Total current assets	996.5	1,218.8
Investment in associated companies	—	1.7
Plants, equipment and facilities, at cost	1,431.8	1,310.4
Less: accumulated depreciation	(492.4)	(475.1)
Net plant investment	939.4	835.3
Acquisition intangibles, net of accumulated amortization of $50.9 and $43.9 as of June 30, 2013 and December 31, 2012, respectively	170.5	183.7
Goodwill	516.7	525.3
Deferred income taxes	48.7	8.9
Other assets	76.3	88.7
Non-current assets held for sale	—	1,061.8
Total assets	$2,748.1	$3,924.2
Liabilities
Current liabilities
Accounts payable	$207.8	$176.4
Short-term borrowings	—	3.0
Current maturities of long-term debt	0.4	136.1
Accrued expenses	172.0	177.4
Income taxes payable	67.9	51.4
Deferred income taxes	3.7	0.6
Current liabilities held for sale	—	265.9
Total current liabilities	451.8	810.8
Long-term debt	715.9	567.4
Pension and other postretirement benefit liabilities	193.2	275.5
Other noncurrent liabilities	199.1	198.3
Deferred income taxes	31.9	70.9
Non-current liabilities held for sale	—	198.3
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,648,625 in 2013 and 49,618,861 in 2012	0.5	0.5
Additional paid-in capital	464.1	465.6
Retained earnings	1,478.7	1,419.2
Accumulated other comprehensive income	71.2	155.7
Treasury stock, at cost, 13,009,467 shares in 2013 and 4,672,700 shares in 2012	(858.3)	(243.3)
Total Cytec Industries Inc. stockholders’ equity	1,156.2	1,797.7
Noncontrolling interests	—	5.3
Total equity	1,156.2	1,803.0
Total liabilities and stockholders’ equity	$2,748.1	$3,924.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

Six months ended June 30,	2013	2012
Cash flows (used in) provided by operating activities
Net earnings	70.7	90.6
(Loss) earnings from discontinued operations, net of tax	(0.7)	53.6
Earnings from continuing operations	71.4	37.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	28.7	28.1
Amortization	10.4	4.0
Share-based compensation	6.3	6.8
Deferred income taxes	(20.0)	9.0
Loss on early extinguishment of debt	39.4	0.2
Unrealized loss (gain) on derivative instruments	4.8	(1.4)
Other	1.6	—
Changes in operating assets and liabilities (excluding effects of acquisitions and divestitures):
Trade accounts receivable	(21.2)	(34.5)
Other receivables	5.5	2.4
Inventories	(7.0)	(28.1)
Other assets	11.2	(6.3)
Accounts payable	13.5	21.7
Accrued expenses	(11.9)	3.4
Income taxes payable	(31.5)	(3.6)
Other liabilities	(87.3)	(8.5)
Net cash provided by operating activities of continuing operations	13.9	30.2
Net cash (used in) provided by operating activities of discontinued operations	(63.4)	49.6
Net cash (used in) provided by operating activities	(49.5)	79.8
Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(132.0)	(50.4)
Acquisitions of businesses, net of cash received	—	(28.6)
Net cash used in investing activities of continuing operations	(132.0)	(79.0)
Net cash provided by (used in) investing activities of discontinued operations	995.6	(8.5)
Net cash provided by (used in) investing activities	863.6	(87.5)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	633.8	212.0
Payments on long-term debt	(657.8)	(40.8)
Change in short-term borrowings, net	2.2	7.0
Cash dividends	(12.6)	(14.5)
Proceeds from the exercise of stock options	13.6	16.3
Purchase of treasury stock	(642.0)	—
Excess tax benefits from share-based payment arrangements	2.8	4.5
Other	—	(0.7)
Net cash (used in) provided by financing activities	(660.0)	183.8
Effect of currency rate changes on cash and cash equivalents	(5.7)	(1.3)
Increase in cash and cash equivalents	148.4	174.8
Cash and cash equivalents, beginning of period	179.3	415.8
Cash and cash equivalents, end of period	$327.7	$590.6
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

3. CHANGE IN PENSION ACCOUNTING METHOD

We have elected to change our method of accounting for our continuing pension and other postemployment benefit (OPEB) plans to a more preferable method as permitted under U.S. GAAP. The new accounting method, referred to as mark-to-market (MTM), was adopted in the second quarter of 2013, and is retrospectively applied to our financial results for all periods. Our management believes that this change in accounting improves transparency of reporting of its operating results by recognizing the effects of economic and interest rate trends on pension and OPEB plan investments and assumptions in the year these actuarial gains and losses are incurred.
Historically, we have recognized pension and OPEB actuarial gains and losses annually in our Consolidated Balance Sheets as Accumulated Other Comprehensive Income (Loss) as a component of Stockholders' Equity, and then amortized these gains and losses each quarter in our Statements of Income. The expected return on assets component of pension expense has been calculated using a five-year smoothing of asset gains and losses. In addition, the gain or loss component of pension and OPEB expense has historically been based on amortization of actuarial gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.
Under the new method of accounting, our pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes will be recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. This methodology is preferable under GAAP since it aligns more closely with fair value principles and does not delay the recognition of gains and losses into future periods. The new method has been retrospectively applied to the financial results of all periods presented.

Our operating segment results follow internal management reporting, which is used for making operating decisions and assessing performance. Historically, total pension and OPEB costs have been allocated to each segment. In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service costs/credits will continue to be allocated to each business segment. Interest costs, expected return on assets, and the MTM adjustment for actuarial gains and losses will be included in the Corporate and Unallocated segment and not allocated to the business segments. We believe this change in expense allocation will better reflect the underlying operating results of each business and is consistent with management's review of the operating results of our segments.
The cumulative effect of the change in accounting for pension and OPEB plans was a decrease in Retained Earnings as of December 31, 2012 (the most recent measurement date prior to the change) of $222.1, an increase in Accumulated Other Comprehensive Income of $220.8, for a net decrease of $1.3 to total stockholders' equity. Additionally, inventory increased by $2.6, accrued expenses increased by $3.4, current deferred tax assets increased by $0.6, and current assets held for sale decreased by $1.1. See Note 18 “Employee Benefit Plans”.

Unaudited Consolidated Statements of Income
	Three months ended June 30, 2013
	Previous	Effect of	As
	Accounting Method	Accounting Change	Reported
Manufacturing cost of sales	$343.3	$(13.8)	$329.5
Selling and technical services	38.9	(1.8)	37.1
Research and process development	12.0	(0.9)	11.1
Administrative and general	32.2	(1.4)	30.8
Earnings from operations	83.6	17.9	101.5
Earnings from continuing operations before income taxes	71.1	17.9	89.0
Income tax (benefit) provision	19.7	6.7	26.4
Earnings from continuing operations	51.4	11.2	62.6
Loss from discontinued operations, net of tax	(32.0)	4.0	(28.0)
Net earnings	19.4	15.2	34.6
Net earnings attributable to Cytec Industries Inc.	19.4	15.2	34.6

Comprehensive income (loss)	$(30.0)	$6.8	$(23.2)
Comprehensive income (loss) attributable to Cytec Industries Inc.	(30.0)	6.8	(23.2)

Basic earnings per common share
Continuing operations	$1.26	$0.27	$1.53
Discontinued operations (net of noncontrolling interests)	(0.78)	0.10	(0.68)
	$0.48	$0.37	$0.85

Diluted earnings per common share
Continuing operations	$1.24	$0.27	$1.51
Discontinued operations (net of noncontrolling interests)	(0.77)	0.09	(0.68)
	$0.47	$0.36	$0.83
Earnings from operations for the three months ended June 30, 2013, includes a benefit of $8.2 for an MTM adjustment from the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013.

Unaudited Consolidated Statements of Income
	Three months ended June 30, 2012
	As Previously	Effect of
	Reported	Accounting Change	Revised
Manufacturing cost of sales	$273.8	$(4.3)	$269.5
Selling and technical services	35.4	(0.9)	34.5
Research and process development	13.2	(0.4)	12.8
Administrative and general	36.2	(0.7)	35.5
Earnings from operations	44.5	6.3	50.8
Earnings from continuing operations before income taxes	34.0	6.3	40.3
Income tax (benefit) provision	25.4	2.5	27.9
Earnings from continuing operations	8.6	3.8	12.4
Earnings (loss) from discontinued operations, net of tax	27.5	1.1	28.6
Net earnings	36.1	4.9	41.0
Net earnings attributable to Cytec Industries Inc.	35.7	4.9	40.6

Comprehensive income (loss)	$(6.0)	$(0.1)	$(6.1)
Comprehensive income (loss) attributable to Cytec Industries Inc.	(6.5)	(0.1)	(6.6)

Basic earnings per common share
Continuing operations	$0.18	0.09	0.27
Discontinued operations (net of noncontrolling interests)	0.59	0.02	0.61
	$0.77	$0.11	$0.88

Diluted earnings per common share
Continuing operations	$0.18	0.08	0.26
Discontinued operations (net of noncontrolling interests)	0.58	0.02	0.60
	$0.76	$0.10	$0.86

Unaudited Consolidated Statements of Income
	Six months ended June 30, 2013
	Previous	Effect of	As
	Accounting Method	Accounting Change	Reported
Manufacturing cost of sales	$680.2	$(12.0)	$668.2
Selling and technical services	78.5	(3.1)	75.4
Research and process development	25.4	(1.5)	23.9
Administrative and general	63.4	(2.3)	61.1
Earnings from operations	136.2	18.9	155.1
Earnings from continuing operations before income taxes	76.8	18.9	95.7
Income tax (benefit) provision	17.3	7.0	24.3
Earnings from continuing operations	59.5	11.9	71.4
Earnings (loss) from discontinued operations, net of tax	(6.1)	5.4	(0.7)
Net earnings	53.4	17.3	70.7
Net earnings attributable to Cytec Industries Inc.	53.0	17.3	70.3

Comprehensive income (loss)	$(16.7)	$2.8	$(13.9)
Comprehensive income (loss) attributable to Cytec Industries Inc.	(16.9)	2.8	(14.1)

Basic earnings per common share
Continuing operations	$1.39	$0.27	$1.66
Discontinued operations (net of noncontrolling interests)	(0.15)	0.13	(0.02)
	$1.24	$0.40	$1.64
Diluted earnings per common share
Continuing operations	$1.36	$0.27	$1.63
Discontinued operations (net of noncontrolling interests)	(0.15)	0.13	(0.02)
	$1.21	$0.40	$1.61

Earnings from operations for the six months ended June 30, 2013, includes a net $1.9 benefit for pension MTM adjustments, consisting of the portion deferred from the fourth quarter 2012 MTM and the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013.

Unaudited Consolidated Statements of Income
	Six months ended June 30, 2012
	As Previously	Effect of
	Reported	Accounting Change	Revised
Manufacturing cost of sales	$526.7	$7.1	$533.8
Selling and technical services	68.5	(1.9)	66.6
Research and process development	26.1	(0.8)	25.3
Administrative and general	62.8	(1.4)	61.4
Earnings from operations	96.2	(3.0)	93.2
Earnings from continuing operations before income taxes	78.0	(3.0)	75.0
Income tax (benefit) provision	39.1	(1.1)	38.0
Earnings from continuing operations	38.9	(1.9)	37.0
Earnings (loss) from discontinued operations, net of tax	50.9	2.7	53.6
Net earnings	89.8	0.8	90.6
Net earnings attributable to Cytec Industries Inc.	88.8	0.8	89.6

Comprehensive income (loss)	$82.5	$(9.9)	$72.6
Comprehensive income (loss) attributable to Cytec Industries Inc.	81.8	(9.9)	71.9

Basic earnings per common share
Continuing operations	$0.84	$(0.04)	$0.80
Discontinued operations (net of noncontrolling interests)	1.08	0.06	1.14
	$1.92	$0.02	$1.94
Diluted earnings per common share
Continuing operations	$0.83	$(0.04)	$0.79
Discontinued operations (net of noncontrolling interests)	1.07	0.05	1.12
	$1.90	$0.01	$1.91

Earnings from operations for the six months ended June 30, 2012, includes a $13.9 charge for a pension MTM adjustment, which consists of the portion of the fourth quarter 2011 MTM adjustment that was deferred in inventory at the end of 2011.

Unaudited Consolidated Balance Sheets
	June 30, 2013
(Dollars in millions)	Previous Accounting	Effect of
	Method	Accounting Change	As Reported
Inventories	$277.7	$(6.1)	$271.6
Deferred taxes	15.0	(0.6)	14.4
Pension and other postretirement liabilities	201.3	(8.1)	193.2
Retained earnings	1,683.6	(204.9)	1,478.7
Other comprehensive income (loss)	(135.1)	206.3	71.2

	December 31, 2012
(Dollars in millions)	As Previously	Effect of	As Reported after
	Reported	Accounting Change	Accounting Change
Inventories	$267.2	$2.6	$269.8
Deferred taxes	37.8	0.6	38.4
Assets held for sale, current	410.8	(1.1)	409.7
Accrued expenses	174.0	3.4	177.4
Retained earnings	1,641.3	(222.1)	1,419.2
Other comprehensive income (loss)	(65.1)	220.8	155.7

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
The following table summarizes the final assigned fair values of the assets acquired and liabilities assumed at the acquisition date.

Cash	$3.0
Trade receivables	65.2
Inventories	58.2
Other current assets	25.5
Plants, equipment and facilities	67.9
Amortizable intangible assets	175.2
Goodwill	186.7
Deferred tax assets	1.2
Other non-current assets	5.3
Deferred tax liabilities	(52.1)
Other current and non-current liabilities	(112.3)
Total acquisition consideration allocation	$423.8
Goodwill recorded in connection with this acquisition was approximately $186.7, which represents the significant opportunities for growth and value creation by expanding our presence in the industrial composites sector, as well as the expected synergies from combining the acquired business with our existing business. Goodwill was assigned in part to the Aerospace Materials and Industrial Materials segments. The estimated amount of goodwill deductible for tax purposes over a 5 year period is $7.1. The estimated goodwill non-deductible for tax purposes is approximately $179.6.
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
Property and equipment
As of the effective date of the acquisition, property and equipment are required to be measured at fair value. It is assumed that all property and equipment will be used in a manner that represents the highest and best use of those assets. The fair value of land assets was primarily determined through use of the market approach, while the fair value of land improvements and personal property (machinery and equipment and fixed assets – other) was primarily determined through use of the cost approach and corroborated with an income approach when appropriate. Our fair value adjustment to property and equipment has been made by obtaining an understanding of the nature, amount and type of Umeco property and equipment as of July 20, 2012. The step-up in fair value for property and equipment was $4.9.
Intangible assets include the following:

	Estimated Fair Value	Remaining Useful Lives (Years)
Customer relationships	$141.9	16
Technology - Structural Materials: Aerospace & Defense	$14.3	21
Technology - Structural Materials: Other industries	$9.2	6
Trademarks and trade names	$9.8	8

It is assumed that all intangible assets will be used in a manner that represents the highest and best use of those assets. The fair value of intangible assets was determined primarily using income approaches. This included the multi-period excess earnings valuation method for customer relationships and the relief-from-royalty valuation method for trademarks and trade names, and technology assets. Some of the more significant assumptions used in the development of intangible asset values, as applicable, include the amount and timing of projected future cash flows (including net sales, cost of sales, marketing, administrative and development expenses and working capital); the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset’s life cycle and the competitive trends impacting the asset; and royalty rates.
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
Pro Forma Financial Information
The results of operations of Umeco have been included in the consolidated statements of operations since the acquisition date of July 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Net revenue	$493.7	$951.7
Net income attributable to Cytec from continuing operations	$16.2	$42.2
Diluted earnings per share from continuing operations	$0.35	$0.90
These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects.
For the six months ended June 30, 2012, there were no material non-recurring pro forma adjustments.
The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.
Acquisition of manufacturing assets of Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in mid-2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business.

The following table summarizes the final assigned fair values of the assets acquired and liabilities assumed as of March 30, 2012.

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
There were no material revenues or earnings related to SOIL included in our consolidated statements of income for the three and six months ended June 30, 2012.
5. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins business to Advent International, a global private equity firm for $1,015.0 plus assumed liabilities of $118.0, bringing the total value to $1,133.0. As a result, in the second quarter of 2013, we recorded an after-tax loss on the sale of $15.5. In the first quarter of 2013, we recorded a preliminary charge of $4.3 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The after-tax loss and the adjustment to carrying value are included in loss on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale is subject to final working capital and other customary adjustments. Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0.
The results of operations of the former Coating Resins segment have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and six months ended June 30, 2013 and 2012, related to our former Coatings Resins segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales (1)	$7.2	$393.7	$368.0	$799.0
Earnings from operations of discontinued businesses before income taxes	$—	$52.5	$48.1	$90.0
Income tax expense on operations	—	(23.9)	(16.5)	(36.4)
Gain on sale of discontinued operations	22.1	—	17.5	—
Income tax expense on gain on sale	(37.6)	—	(37.3)	—
(Loss) earnings from discontinued operations, net of tax	$(15.5)	$28.6	$11.8	$53.6
__________________

(1)	Net sales for the three months ended June 30, 2013 include sales for the first two days of April 2013.
Assets and liabilities held for sale
The following table displays a summary of the assets and liabilities held for sale as of December 31, 2012.

December 31, 2012
Assets
Trade accounts receivable, net	$192.5
Inventories, net	195.0
Other current assets	22.2
Plants, equipment and facilities, net	432.7
Acquisition intangibles, net	252.9
Goodwill, net	323.1
Other assets	53.1
$1,471.5
Liabilities
Accounts payable	$164.5
Accrued liabilities	100.8
Pension and other postretirement benefits	88.0
Deferred income taxes	51.8
Other liabilities	59.1
$464.2
Net assets held for sale	$1,007.3
In connection with the sale of the business to Advent, we agreed to indemnify Advent for certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013.
Sale of Distribution business

On July 12, 2013, we sold the Industrial Materials' distribution business, which we acquired from Umeco in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In the second quarter of 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in loss on sale of discontinued operations, net of tax in the consolidated statements of income.
The results of operations of the former distribution business remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
6. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Manufacturing cost of sales	$(0.2)	$2.4	$(0.4)	$2.3
Selling and technical services	—	0.5	0.2	0.5
Research and process development	—	0.5	—	0.5
Administrative and general	0.6	8.1	0.9	8.1
Total	$0.4	$11.5	$0.7	$11.4
Details of our 2013 restructuring initiatives are as follows:
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota and Tulsa, Oklahoma locations. Approximately 120 employees will be impacted by this move. These plans resulted in a restructuring charge of $0.8 in the second quarter of 2013, primarily for severance and retention costs. The initiatives are expected to be substantially completed by the end of 2014 and paid by mid-2015.
The remaining reserve relating to the 2013 restructuring initiatives at June 30, 2013 is $0.8.
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
During the first half of 2013, we recorded a net adjustment of $0.1 to these initiatives.
The remaining reserve relating to the 2012 restructuring initiatives at June 30, 2013 is $5.9.

Restructuring Initiatives:	2012	2013	Total
Balance December 31, 2011	$—	$—	$—
2012 charges (credits)	21.3	—	21.3
Non-cash items	(0.1)	—	(0.1)
Cash payments	(8.3)	—	(8.3)
Currency translation adjustments	0.3	—	0.3
Balance December 31, 2012	$13.2	$—	$13.2
First quarter charges (credits)	0.3	—	0.3
Non-cash items	—	—	—
Cash payments	(3.1)	—	(3.1)
Currency translation adjustments	(0.1)	—	(0.1)
Balance March 31, 2013	$10.3	$—	$10.3
Second quarter charges (credits)	(0.4)	0.8	0.4
Non-cash items	—	—	—
Cash payments	(4.0)	—	(4.0)
Currency translation adjustments	—	—	—
Balance June 30, 2013	$5.9	$0.8	$6.7
7. SHARE-BASED COMPENSATION
The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the grant date using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for six months ended June 30, 2013 and 2012 are noted in the following table:

Six Months Ended June 30,	2013	2012
Expected life (years)	6.2	6.2
Expected volatility	36.2%	41.9%
Expected dividend yield	0.78%	1.01%
Risk-free interest rate	1.86%	2.11%
Weighted-average fair value per option	$26.56	$19.91

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
Stock Award and Incentive Plan
The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At June 30, 2013 there were approximately 5,200,000 shares reserved for issuance under the 1993 Plan, inclusive of 2,700,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the six months ended June 30, 2013 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,672,730	$46.22
Granted	287,845	73.07
Exercised	(497,209)	44.10
Forfeited	(101,576)	50.39
Outstanding at June 30, 2013	2,361,790	$49.76	6.1	$55.6
Exercisable at June 30, 2013	1,751,834	$45.81	5.1	$48.1
During the six months ended June 30, 2013, we granted 287,845 stock options. The weighted-average grant-date fair value of the stock options granted during the six months ended June 30, 2013 and 2012 was $26.56 and $19.91 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.7 and $2.5 for the three months ended June 30, 2013 and 2012, respectively, and $4.4 and $4.6 during the six months ended June 30, 2013 and 2012, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the six months ended June 30, 2013 and 2012 was $14.9 and $14.9, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the six months ended June 30, 2013 and 2012 was $7.7 and $6.5, respectively.
As of June 30, 2013, there was $8.4 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $4.5 and $5.0 for the six months ended June 30, 2013 and 2012, respectively. Cash received from stock options exercised was $13.6 and $16.3 for the six months ended June 30, 2013 and 2012, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended June 30, 2013 and 2012 was $0.2 and less than $0.1, respectively. The total amount of pre-tax expense recognized for cash-settled SARS was $0.2 and $0.6 for the six months ended June 30, 2013 and 2012, respectively. The liability related to our cash-settled SARS was $1.4 at June 30, 2013 and $1.7 at December 31, 2012.

Non-vested stock, non-vested stock units and performance stock
The 1993 Plan provides for the issuance of non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2013 and 2012, and there were no outstanding performance stock awards as of June 30, 2013.
A summary of non-vested stock and non-vested stock units for the six months ended June 30, 2013 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2013	203,857	$47.75
Granted	46,760	71.28
Vested	(51,201)	37.61
Forfeited	(26,920)	50.02
Nonvested at June 30, 2013	172,496	$56.73
During the six months ended June 30, 2013, we granted 37,499 non-vested stock units to employees and 9,261 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted average fair value of the non-vested stock and non-vested stock units on the grant date was $71.28 per share. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $0.8 and $1.1 for the three months ended June 30, 2013 and 2012, respectively, and $1.7 and $2.0 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $4.0 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory as of June 30, 2013 and December 31, 2012 was approximately $0.6 and $0.4, respectively.
As of June 30, 2013 and December 31, 2012, our additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $79.7 and $77.2, respectively.
In the second quarter of 2012, in an effort to retain key employees of the Coatings Resins business who could be impacted by the potential sale of Coating Resins, we agreed that if any such individual’s employment with Cytec were terminated as a result of a sale of Coating Resins, we would pay such employee an amount equal to the intrinsic value of any unvested options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we concluded that we had met all the criteria for discontinued operations, we determined that these certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards.
Accordingly, we recorded a liability of $2.9 for these awards at June 30, 2012 by reclassifying $1.7 of previously recognized expense out of Additional paid-in capital and recognized $1.2 of additional expense. In the second half of 2012, an additional $3.7 of expense was recognized related to these awards. During the fourth quarter new facts and circumstances regarding the timing of the close of the Coating Resins sale indicated that a portion of the awards previously reclassified to liability awards would vest prior to closing and were reclassified back to equity awards. Accordingly, we reclassified $2.3 from the liability to additional paid-in capital. During the first half of 2013, due to the change in the fair market value of Cytec's stock, we recognized an additional expense of $0.9 related to these awards. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the Consolidated Statement of Income.
The divestiture of Coating Resins was completed on April 3, 2013, and the liability for all unvested options and restricted stock units held by former Coatings employees was settled for cash in the second quarter. There were 88,611 options and 25,015 restricted stock units settled as liability awards which are reflected as forfeitures in the tables above. At June 30, 2013, there is no remaining liability related to these awards.
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
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 (in thousands, except net earnings in millions and per share amounts):

	Three months ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Earnings from continuing operations	$62.6	$12.4	$71.4	$37.0
Earnings (loss) from discontinued operations, net of tax	(28.0)	28.2	(1.1)	52.6
Net earnings attributable to Cytec Industries Inc.	$34.6	$40.6	$70.3	$89.6
Denominator:
Weighted average shares outstanding	40,826	46,247	42,910	46,104
Effect of dilutive shares:
Options and stock-settled SARS	652	579	686	563
Non-vested shares and units	99	137	107	129
Diluted average shares outstanding	41,577	46,963	43,703	46,796
Basic earnings (loss) per common share:
Earnings from continuing operations	$1.53	$0.27	$1.66	$0.80
Earnings (loss) from discontinued operations	(0.68)	0.61	(0.02)	1.14
Net earnings per common share attributable to Cytec Industries Inc.	$0.85	$0.88	$1.64	$1.94
Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.51	$0.26	$1.63	$0.79
Earnings (loss) from discontinued operations	(0.68)	0.60	(0.02)	1.12
Net earnings per common share attributable to Cytec Industries Inc.	$0.83	$0.86	$1.61	$1.91
The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Six months ended June 30,	2013	2012
Options	288	568
Stock-settled SARS	—	—
Non-vested shares/units	—	—
Total	288	568
9. INVENTORIES
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Finished goods	$175.2	$178.0
Work in progress	11.7	12.0
Raw materials and supplies	84.7	79.8
Total inventories	$271.6	$269.8

10. DEBT
Long-term debt, including the current portion, consisted of the following:

	June 30, 2013		December 31, 2012
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2018	$0.0	$0.0	$62.0	$62.0
4.6% Notes Due July 1, 2013	0.0	0.0	135.2	135.3
6.0% Notes Due October 1, 2015	141.8	141.7	249.6	249.4
8.95% Notes Due July 1, 2017	164.3	164.0	249.4	249.0
3.5% Notes Due April 1, 2023	400.0	397.3	—	—
Other	19.0	13.3	8.9	7.8
Total debt	$725.1	$716.3	$705.1	$703.5
Less: current maturities	(0.4)	(0.4)	(136.0)	(136.1)
Long-term debt	$724.7	$715.9	$569.1	$567.4
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
On June 28, 2013, we amended and restated our existing Five Year Credit Agreement (the “Agreement”). The material terms and conditions of the Agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Agreement continues to be $400.0, with a $25.0 swing line, and the term of the Agreement was extended to June 28, 2018. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term of the Agreement through June 28, 2021, and to increase the maximum amount we may borrow under the Agreement up to $500.0.
In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction. In April 2013, upon receiving proceeds from the close of the sale of Coating Resins, we repaid the outstanding portion of the Revolving Credit Facility. There was no outstanding balance on the facility as of June 30, 2013. At June 30, 2013, $400.0 was available for borrowing under the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
At June 30, 2013 and December 31, 2012, the fair value of our debt was $744.6 and $787.9, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 17. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
The weighted-average interest rate on all of our debt was 5.33% and 5.68%, as of June 30, 2013 and 2012, respectively. The weighted-average interest rate on short-term borrowings outstanding as of June 30, 2013 and 2012 was nil and 0.78%, respectively.

11. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.
As of June 30, 2013 and December 31, 2012, the aggregate environmental related accruals were $65.5 and $68.1, respectively, of which $9.7 was included in accrued expenses for both periods, with the remainder of $55.8 and $58.4 included in other noncurrent liabilities as of June 30, 2013, and December 31, 2012, respectively. Environmental remediation spending for the three months ended June 30, 2013 and 2012 was $2.1 and $0.7, respectively, and for the six months ended June 30, 2013 and 2012 was $3.7 and $1.5, respectively.
Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the six months ended June 30, 2013, our adjustments resulted in a net increase of $2.2 in our environmental related accruals, primarily related to an inactive Canadian site to revise its projected remediation costs based on a change in policy by that country's Ministry of the Environment.
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
As of June 30, 2013 and December 31, 2012, the aggregate self-insured and insured contingent liability was $46.7 and $49.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.4 at June 30, 2013 and $20.7 at December 31, 2012. The asbestos liability included in the above amounts at June 30, 2013 and December 31, 2012 was $38.3 and $39.3, respectively, and the insurance receivable related to the liability as well as claims for past payments was $20.1 and $20.4, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.
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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Six months ended June 30, 2013	Year ended December 31, 2012
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	—	(100)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	8,100	8,000
Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.
Our asbestos related contingent liabilities and related insurance receivables are based on an actuarial study performed by a third party, which is updated every three years. During the third quarter of 2012, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables, which updated our last study prepared in the third quarter of 2009. The study is based on, among other things, the incidence and nature of historical claims data through June 30, 2012, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type. The study assumes liabilities through 2049.
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
In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future, including a 25 year statute of repose. In June 2013, the Governor of Wisconsin signed into law the biennial budget which contained within it a provision that retroactively applies the 2011 law to all call claims of lead poisoning whether filed or accrued.  Also, in July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I. DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case, together with our non-existent or diminutive market share, reinforces our belief that we have no liability in any of the eight Wisconsin cases, and accordingly, we have not recorded a loss contingency.
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
12. COMPREHENSIVE INCOME (LOSS)
As discussed in Note 3, in the second quarter of 2013, we elected to change our method of accounting for actuarial gains and losses for our continuing pension and OPEB plans. This accounting change has been applied retrospectively to all periods presented.
The components of comprehensive income (loss), which represents the change in equity from non-owner sources, for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$34.6	$41.0	$70.7	$90.6
Other comprehensive income:
Accumulated pension liability, net of tax	17.7	(0.5)	17.3	(1.7)
Foreign currency translation adjustments	(75.5)	(46.6)	(101.9)	(16.3)
Comprehensive income (loss)	$(23.2)	$(6.1)	$(13.9)	$72.6
Less: Comprehensive income attributable to noncontrolling interest	—	(0.5)	(0.2)	(0.7)
Comprehensive income (loss) attributable to Cytec Industries Inc.	$(23.2)	$(6.6)	$(14.1)	$71.9

The following table presents changes in accumulated other comprehensive income (loss) (AOCI) by component for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$(8.2)	$137.3	$129.1	$(7.8)	$163.5	$155.7
Other comprehensive income before reclassifications	—	(17.7)	(17.7)	—	(43.9)	(43.9)
Amounts reclassified from AOCI	17.7	(57.9)	(40.2)	17.3	(57.9)	(40.6)
Net current period OCI	17.7	(75.6)	(57.9)	17.3	(101.8)	(84.5)
Balance, end of period	$9.5	$61.7	$71.2	$9.5	$61.7	$71.2

The following table presents a summary of reclassification adjustments out of AOCI for the three and six months ended June 30, 2013:

Details of AOCI components	Amount Reclassified from AOCI		Affected line item in the statement where net income is presented
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of defined benefit pension items
Prior service costs	$(0.8)	$(1.6)	(1)
	(0.8)	(1.6)	Total before tax
	0.3	0.7	Tax expense
	$(0.5)	$(0.9)	Net of tax
Impact from sale of Coating Resins	18.2	18.2	Loss on sales of discontinued operations, net of tax
Total pension related	$17.7	$17.3

Cumulative translation adjustments
Impact from sale of Coating Resins	$(57.9)	$(57.9)	Loss on sales of discontinued operations, net of tax
__________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 18 - Employee Benefit Plans for additional information on net periodic pension cost.
13. INCOME TAXES
The effective tax rate for continuing operations for the three and six months ended June 30, 2013 was a tax provision of 29.6%, or $26.4, and 25.4%, or $24.3, respectively, compared to a tax provision of 69.2%, or $27.9, and 50.7%, or $38.0, respectively, for the three and six months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was favorably impacted by a tax benefit of $2.0 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries. The effective tax rate for the six months ended June 30, 2013 was favorably impacted primarily by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, a $14.7 benefit related to the loss on early extinguishment of debt, and a net tax benefit of $1.0 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business.
As of June 30, 2013, the amount of gross unrecognized tax benefits for continuing operations is $20.9 (excluding interest) of which $17.5 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31,

2012 for continuing operations was $19.7 (excluding interest) of which $16.5 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $2.0 as of December 31, 2012, which increased an additional $0.2 due to additional accruals, thus resulting in a liability for the payment of interest of $2.2 as of June 30, 2013.
14. OTHER FINANCIAL INFORMATION
Dividends
On April 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 24, 2013 to shareholders of record as of May 10, 2013. Cash dividends paid in the second quarter of 2013 and 2012 were $5.2 and $5.8, respectively, and for the six months ended June 30, 2013 and 2012 were $12.6 and $14.5, respectively. Dividends paid in the first six months of 2013 and 2012 include $1.8 and $3.0, respectively, paid by a majority owned subsidiary to its minority shareholder. On July 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 26, 2013 to shareholders of record as of August 9, 2013.
Income taxes paid
Income taxes paid for the six months ended June 30, 2013 and 2012 were $79.9 and $47.1, respectively.
Interest
Interest paid for the six months ended June 30, 2013 and 2012 was $25.3 and $21.1, respectively. Interest income for the six months ended June 30, 2013 and 2012 was $1.0 and $2.2, respectively.
Stock repurchases
During the three and six months ended June 30, 2013, we repurchased 7,573,677 and 8,777,176 shares of our common stock at a total cost of $552.2 and $642.0, respectively. There were no repurchases in the first six months of 2012. Approximately $108.0 remained authorized under our stock buyback program as of June 30, 2013, all of which is from the additional $200.0 authorization announced on June 6, 2013. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.
15. SEGMENT INFORMATION
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
As discussed in Note 3, we have elected to change our method of accounting for actuarial gains and losses for our continuing pension and OPEB plans. The new method recognizes actuarial gains and losses in the our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Historically, total pension and OPEB costs have been allocated to each segment. In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service costs/credits will continue to be allocated to each segment. Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses will be included in corporate expense and not allocated to segments. Management believes this change in expense allocation will better reflect the operating results of each business and is consistent with management's review of the operating results of the segments. The following tables show for each business segment the retrospective application of this expense allocation change for each period presented.
As discussed in Note 5, the former Coating Resins segment is reported as discontinued operations for all periods presented.
Summarized segment information for our four continuing segments for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales:
Aerospace Materials (1)
Sales to external customers	$249.9	$217.0	$485.9	$424.2
Intersegment sales	0.2	—	0.3	—
Industrial Materials (1)	85.0	12.7	169.0	24.2
In Process Separation	106.4	100.2	195.2	191.8
Additive Technologies
Sales to external customers	72.5	74.1	141.1	141.8
Intersegment sales	0.1	0.3	0.3	0.5
Net sales from segments	514.1	404.3	991.8	782.5
Elimination of intersegment revenue	(0.3)	(0.3)	(0.6)	(0.5)
Total consolidated net sales	$513.8	$404.0	$991.2	$782.0

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Sales	2012	% of Sales	2013	% of Sales	2012	% of Sales
Earnings from operations:
Aerospace Materials (1)	$54.6	22%	$40.3	19%	$99.7	21%	$86.5	20%
Industrial Materials (1)	5.0	6%	2.0	16%	7.9	5%	3.9	16%
In Process Separation	28.4	27%	28.0	28%	46.2	24%	51.6	27%
Additive Technologies	12.2	17%	14.4	19%	21.2	15%	21.5	15%
Earnings from segments	100.2	19%	84.7	21%	175.0	18%	163.5	21%
Corporate and Unallocated, net (2)	1.3		(33.9)		(19.9)		(70.3)
Total earnings from operations	$101.5	20%	$50.8	13%	$155.1	16%	$93.2	12%
 ______________________

(1)	For 2013, net sales and operating earnings for Aerospace Materials and Industrial Materials include amounts from the Umeco businesses, which we acquired in July 2012.

(2)
For the three and six months ended June 30, 2013, corporate and unallocated includes benefits of $8.2 and $1.9, respectively, for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization), charges of $2.9 for the write down of certain manufacturing assets in our Nagpur, India facility, restructuring charges of $0.4 and $0.7, respectively, primarily for our 2013 initiatives, charges of $0.2 and $0.4, respectively, related to costs to divest the Umeco distribution business. For the three and six months ended June 30, 2012, corporate and unallocated includes net pre-tax charges of $11.6 and $11.4, respectively, for previous restructuring initiatives, charges of $2.9 related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.7 and $1.3, respectively, for the sale-leaseback of our Stamford facility treated as a financing transaction. For the six months ended June 30, 2012, Corporate and unallocated also included $13.9 for net MTM adjustments of our pension and retirement plans. Corporate and unallocated costs previously allocated to the operations of our discontinued Coating Resins segment were $12.2 for the six months ended June 30, 2013, and $17.6 and $34.8, respectively, for the three and six months ended June 30, 2012.

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance, December 31, 2012:
Goodwill	$237.1	$186.8	$73.6	$27.8	$525.3
2013 Activity
Foreign currency translation adjustments	(5.3)	(4.1)	(1.5)	—	(10.9)
Umeco Acquisition Adjustments	0.3	2.0	—	—	2.3
	(5.0)	(2.1)	(1.5)	—	(8.6)
Balance, June 30, 2013:
Goodwill	$232.1	$184.7	$72.1	$27.8	$516.7
In conjunction with our segment realignment discussed in Note 15, we completed a goodwill impairment test in the first quarter of 2013 and concluded that there was no impairment. An additional goodwill impairment test was triggered at the end of the second quarter because of the reduction in the outlook for Industrial Materials'  2013 financial results, resulting from a deterioration in market conditions in Europe and the after-tax charge of $12.5 related to the sale of the distribution business, which was part of the Industrial Materials segment. See Note 5 for a further discussion of the sale of the distribution business. We again concluded there was no impairment.
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2013	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Technology-based	14.5	$46.7	$48.6	$(21.9)	$(20.6)	$24.8	$28.0
Marketing-related	10.0	14.7	15.1	(5.9)	(5.2)	8.8	9.9
Customer-related	15.8	160.0	163.9	(23.1)	(18.1)	136.9	145.8
Total		$221.4	$227.6	$(50.9)	$(43.9)	$170.5	$183.7
Amortization of acquisition intangibles for the three months ended June 30, 2013 and 2012 was $3.8 and $0.9, respectively, and for the six months ended June 30, 2013 and 2012 was $7.5 and $1.7, respectively.
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
17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency Forward Contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other (expense) income, net.

At June 30, 2013, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $224.9. Of this total, $152.1 was attributed to the exposure in forward selling/purchase of USD, and $29.1 and $43.7 were attributable to the exposure in forward selling/purchase of Euros and pound sterling, respectively, translated into USD equivalent amounts. The net (unfavorable) favorable fair values of currency contracts, based on forward exchange rates at June 30, 2013 and December 31, 2012 were $(3.1) and $1.7, respectively.
Credit Risk
At June 30, 2013, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of June 30, 2013, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	0.6	Other current assets	3.2	Accrued expenses	3.7	Accrued expenses	1.5
Total derivatives		$0.6		$3.2		$3.7		$1.5
The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Cross currency swaps	$—	$8.4		$—	$—		$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Cross currency swaps	$—	$4.4		$—	$—		$—	$—

The following table summarizes the amount and location of gains recognized in income for our derivatives not designated as hedges for the three and six months ended June 30, 2013 and 2012:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Foreign currency forwards	Other (expense) income, net	$(10.4)	$(7.2)	$1.7	$(1.8)
Total		$(10.4)	$(7.2)	$1.7	$(1.8)
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
A summary of the fair value measurements for each major category of derivatives at June 30, 2013 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$(3.1)
Total	$(3.1)
As of June 30, 2013, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the six months ended June 30, 2013. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
18. EMPLOYEE BENEFIT PLANS
As discussed in Note 3, in the second quarter of 2013, we elected to change our method of accounting for actuarial gains and losses for our pension and OPEB plans. This accounting change has been applied retrospectively to all periods presented.
Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three months ended June 30,	2013	2012	2013	2012
Service cost	$1.2	$1.5	$0.3	$0.2
Interest cost	9.9	10.2	1.7	2.1
Expected return on plan assets	(13.6)	(12.7)	(0.4)	(0.5)
Net amortization	0.1	—	(0.9)	(1.1)
Curtailment gain (1)	(1.7)	—	(6.0)	—
Mark to market adjustment	(5.3)	—	(3.0)	—
Net periodic (benefit) cost	$(9.4)	$(1.0)	$(8.3)	$0.7

	Pension Plans		Postretirement Plans
Six Months Ended June 30,	2013	2012	2013	2012
Service cost	$2.4	$2.9	$0.5	$0.5
Interest cost	19.8	20.3	3.4	4.2
Expected return on plan assets	(27.2)	(25.3)	(0.8)	(0.9)
Net amortization	0.1	0.1	(1.7)	(2.2)
Curtailment gain (1)	(1.7)	—	(6.0)	—
Mark to market adjustment	(5.3)	—	(3.0)	—
Net periodic (benefit) cost	$(11.9)	$(2.0)	$(7.6)	$1.6

  (1) - Curtailment gains relate to the Coatings divestiture, and are included in loss on sale of discontinued operations, net of tax in the consolidated statements of income.

We disclosed in our 2012 Annual Report on Form 10-K that we expected to contribute $57.4 and $10.2 in 2013 to our pension and postretirement plans, respectively. Through June 30, 2013, actual contributions to our continuing pension and postretirement plans were $68.6 and $2.2, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans, excluding plans of subsidiaries primarily dedicated to the discontinued Coating Resins segment, for the three months ended June 30, 2013 and 2012 were $5.1 and $5.1, respectively, and $13.0 and $12.3 for the six months ended June 30, 2013 and 2012, respectively. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans.
19. SUBSEQUENT EVENTS
On July 12, 2013, we sold our Industrial Materials' distribution business to Cathay Investments for $8.6, subject to final working capital and other customary adjustments, as discussed in Note 5 of these Consolidated Financial Statements.

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
As discussed in Note 4, the former Coating Resins segment was sold on April 3, 2013, and is reported as discontinued operations for all periods presented. As discussed in Note 3, the acquired Umeco business is reported in part in the Aerospace Materials segment, but mostly in the Industrial Materials segment, and includes results of operations since we acquired it on July 20, 2012. As a result, we now have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes composite and process materials, primarily for the high-end automotive, wind energy, recreation and other industrial segments. The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.
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
Change in method of accounting for pension and OPEB costs
As previously reported, we have elected to change our method of accounting for actuarial gains and losses for our pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under GAAP. The new method recognizes actuarial gains and losses in the our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Under the new method of accounting, these gains and losses are now measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The new method has been retrospectively applied to financial results of all periods presented. For additional information, see Note 3, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans " to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Acquisitions
Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. Our consolidated financial results included in this MD&A include the results of the Umeco business since July 20, 2012, the closing date of the acquisition of Umeco. Approximately 84% of Umeco sales are included in our Industrial Materials segment and 16% in our Aerospace Materials segment in the first quarter of 2013. See Note 4, “Acquisitions,” for further details.
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. See Note 4, “Acquisitions,” for further details.
Discontinued operations
Coating Resins
On April 3, 2013, we completed the sale of our remaining Coating Resins business to Advent International, a global private equity firm, for a total value of $1,133.0, including assumed liabilities of approximately $118.0. As a result, in the second quarter of 2013, we recorded an after-tax loss on the sale of $15.5, in addition to the charge of $4.3 that we recorded in the first quarter of 2013 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The after-tax loss and the adjustment to carrying value are included in Loss on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid is subject to final working capital and other customary adjustments. Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0.

The results of operations of the former Coating Resins segment, including PSA, have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
Sale of Distribution business
On July 12, 2013, we sold the distribution business of our Industrial Materials segment, which we acquired as part of the Umeco acquisition in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. As a result, in the second quarter of 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in loss on sale of discontinued operations, net of tax in the consolidated statements of income.
The results of operations of the former distribution business remain in continuing operations for all periods presented, as the result of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
Quarter Ended June 30, 2013, Compared With Quarter Ended June 30, 2012
Consolidated Results
Net sales for the second quarter of 2013 were $513.8 compared with $404.0 for the second quarter of 2012. Overall, net sales increased 27% in 2013, of which 23% was attributable to sales from the Umeco businesses, acquired in July 2012. Selling volume changes increased sales by 3%, price increases improved sales by 1%, while the impact of exchange rates on sales were essentially flat. Aerospace Materials net sales increased by 15%, of which 3% was due to higher selling prices, 8% was due to new sales from the acquisition of Umeco and 4% was due to increased volumes. Net sales for Industrial Materials segment increased significantly, entirely due to new acquisition-related sales. In Process Separation sales increased 6% due to increased volumes. Additive Technologies net sales decreased 2%, due to lower volumes.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $329.5, or 64.1% of net sales, in the second quarter of 2013, compared with $269.5, or 66.7% of net sales, in the second quarter of 2012. Total manufacturing costs increased by $60.0, due mostly to costs of sales of $70.8 incurred in the second quarter of 2013 related to the Umeco business, which we acquired on July 20, 2012. The increase also includes $1.7 of higher costs and freight due to higher sales volume, higher period costs of $4.8, a charge of $2.9 for the write down of certain manufacturing assets in our Nagpur, India facility, and the impact of foreign exchange rate changes of $0.6. The increases were partly offset by $9.7 of lower pension and OPEB costs, including an $8.3 MTM credit from the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013. Additionally, we had $6.6 of lower stranded costs in 2013 following the sale of Coating Resins, lower restructuring charges of $2.6 due to initiatives we took in the second quarter of 2012 in preparation for the sale of Coating Resins, favorable fixed cost absorption of $1.2, and higher raw material costs of $0.7.
Selling and technical service expenses were $37.1 in the second quarter of 2013 versus $34.5 in the second quarter of 2012. Research and process development expenses were $11.1 versus $12.8 in the prior year. Administrative and general expenses were $30.8 versus $35.5 in the prior year. Overall operating expenses decreased $3.8, from $82.8 in 2012 to $79.0 in the second quarter of 2013, primarily due to $11.0 of lower stranded costs previously allocated to our former Coating Resins business, an $8.5 reduction in restructuring charges in 2013 due to initiatives we took in the second quarter of 2012 in preparation for the sale of Coating Resins, $1.9 of decreased pension and OPEB costs, $1.9 of lower costs associated with the acquisition of Umeco in 2012, and $0.7 of accelerated depreciation in the second quarter of 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction during 2012. The reduction in operating expenses was partly offset by $14.4 of expenses that we incurred in 2013 from the operations of Umeco, which are largely headcount related, expenses of $3.0 for costs, including consulting fees, associated with the development and implementation of a single, global ERP system, higher costs of $2.8 for increased personnel and other costs to support our growth businesses.
Amortization of acquisition intangibles was $3.8 and $0.9 in the second quarter of 2013 and 2012, respectively. The increase is due to the amortization of intangible assets acquired as part of the Umeco acquisition in the third quarter of 2012.
Other expense, net was $7.5 in the second quarter of 2013 compared to $2.0 in the second quarter of 2012. The increase in expense was primarily due to a charge in the second quarter of 2013 of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and was acquired as part of the Umeco acquisition, and a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans.
In the second quarter of 2012, we recorded losses of $0.2 on the early extinguishment of debt.
Interest expense, net was $4.8 in the second quarter of 2013 compared with $8.3 in the prior year. The decrease of $3.5 is primarily due to higher capitalized interest of $2.5 due to the restart of the carbon fiber expansion project in 2012, lower net interest expense of $1.8, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, which was offset by lower interest income of $0.7.
The effective tax rate for continuing operations for the three months ended June 30, 2013 was a tax provision of 29.6%, or $26.4, compared to a tax provision of 69.2%, or $27.9, for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was favorably impacted by a tax benefit of $2.0 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries.
Net earnings from continuing operations for the second quarter of 2013 was $62.6 ($1.51 per diluted share), an increase of $50.2 from $12.4 ($0.26 per diluted share) reported for the same period in 2012. Included in the second quarter of 2013 was an after-tax benefit of $5.2 ($0.13 per diluted share) for an MTM adjustment from the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013. Also included in 2013 are after-tax charges of $3.2 ($0.08 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $2.0 ($0.05 per diluted share) for the write down of certain manufacturing assets in our Nagpur, India facility, $1.6 ($0.04 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and $0.4 ($0.01 per diluted share) of adjustments related to the stranded cost reduction initiatives and costs to divest the Umeco distribution business. Also included is a $2.0 million income tax benefit ($0.05 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries.
Included in the second quarter of 2012 were after-tax restructuring charges of $7.9 ($0.17 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $2.9 ($0.06 per diluted share) related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.4 after tax ($0.01 per diluted share) for the sale of our Stamford facility treated as a financing transaction. Also included in the second quarter of 2012 was an income tax provision of $14.5 ($0.31 per diluted share) related to the establishment of a liability for unrepatriated earnings of foreign subsidiaries, which we could no longer consider permanently reinvested in those entities, due to the sale of Coating Resins. For the three months ended June 30, 2012, net earnings from continuing operations included pre-tax costs previously allocated to the operations of our discontinued Coating Resins segment of $17.6.
Earnings (losses) from discontinued operations, net of tax, were losses of $28.0 in the second quarter of 2013 compared with net earnings of $28.6 in 2012. For 2013, earnings from discontinued operations, net of tax consisted of the loss on the sale of our former Coating Resins segment of $15.5, and a charge of $12.5 to adjust the carrying value of the distribution business, based on the terms of the sale agreement with Cathay Investments completed on July 12, 2013. For the second quarter of 2012, discontinued operations consisted of the results of our former Coating Resins segment. In the second quarter of 2012, discontinued operations also included the following after-tax items: a favorable restructuring adjustment of $2.5, costs of $5.9 related to the sale of Coating Resins, and a charge of $1.2 related to an increase in the environmental liability at a certain site for new remedial design requirements. Also included is $7.0 of income tax expense related to the requirement of establishing a tax liability on a portion of the unrepatriated earnings of certain foreign subsidiaries to be sold as part of the sale of Coating Resins.
Net earnings for the second quarter of 2013 were $34.6 ($0.83 per diluted share), a decrease of $6.0 from the net earnings of $40.6 ($0.86 per diluted share) in the same period in 2012.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$161.5	$130.6	24%	2%	22%	—%
Latin America (1)	1.1	1.5	—	—	—	—
Asia/Pacific	16.1	15.3	5%	3%	2%	—%
Europe/Middle East/Africa	71.2	69.6	2%	5%	(3)%	—%
Total	$249.9	$217.0	15%	3%	12%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 15% primarily due to a 12% increase in selling volumes, of which 8% is acquisition-related, and 4% was for existing business. The higher selling volumes for existing business in the second quarter of 2013 were primarily attributable to the continued ramp up of the 787 program and increased build rates for single aisle aircraft. Partially offsetting this growth was the impact of destocking in the military sector and build rate reductions in certain business jet and large commercial aircraft programs. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $54.6, or 22% of sales in 2013, compared with $40.3, or 19% of sales in 2012. The $14.3 increase in earnings consists of increased selling prices of $6.6, improved marginal income due to higher selling volumes of $6.3, lower materials costs of $1.9 due to lower carbon fiber pricing, higher earnings of $1.7 from the Umeco acquisition, lower pension costs of $1.2, and favorable fixed cost absorption of $0.3. These favorable impacts in earnings were partially offset by $3.2 of higher period costs, including freight and warehousing, due to the higher spending to meet increased volume demands, and a $0.3 unfavorable impact of foreign exchange rate changes.
Industrial Materials

			Total	% Change Due to
	2013	2012	% Change (1)	Price	Volume/Mix	Currency
North America	$23.9	$8.4	—%	5%	—%	—%
Latin America	3.2	0.1	—%	—%	—%	—%
Asia/Pacific	3.0	0.2	—%	—%	—%	—%
Europe/Middle East/Africa	54.9	4.0	—%	—%	—%	—%
Total	$85.0	$12.7	—%	3%	—%	—%

(1)
The Umeco acquisition occurred on July 20, 2012. Due to the low level of existing prior year sales in all geographic regions, the majority of the difference is due to the acquisition and percentage comparisons are not meaningful.

Overall, net sales increased primarily due to $74.6 of net sales in 2013 from the Umeco business acquired in July 2012. For existing product lines, our selling volumes decreased by $2.6, or 20%, due to weak demand from the high performance automotive and motor sports markets and tooling applications.  Selling prices increases resulted in higher sales of 3%. Changes in exchange rates did not significantly impact net sales. Sales for the second quarter of 2013 include $12.0 related to the distribution product line, which we divested in July 2013.

Earnings from operations were $5.0, or 6% of net sales in 2013, compared with $2.0, or 16% of net sales in 2012. The $3.0 increase in earnings was driven by earnings from operations of $2.6 from the acquired Umeco industrial business, reduced manufacturing and operating expenses of $0.7 due to prior year restructuring initiatives, selling price increases of $0.4, and favorable fixed cost absorption of $0.3. These were largely offset by lower marginal income of $0.6 due to lower sales volumes for existing product lines, higher raw material costs of $0.3, and an unfavorable impact of changes in exchange rates of $0.1.
In Process Separation

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$25.9	$28.1	(8)%	1%	(9)%	—%
Latin America	29.4	25.1	17%	1%	16%	—%
Asia/Pacific	30.1	22.9	31%	(1)%	32%	—%
Europe/Middle East/Africa	21.0	24.1	(13)%	1%	(14)%	—%
Total	$106.4	$100.2	6%	—%	6%	—%
Net sales were up 6%, primarily due to higher sales volumes of 6% . The volume increase is primarily from higher demand for mining products related to copper and other base metals, including alumina products, offset by lower phosphines sales in the U.S. fumigation market and electronics market in Asia. Selling prices and changes in foreign exchange did not significantly impact sales.
Earnings from operations were $28.4 or 27% of sales in 2013, compared with $28.0, or 28% of sales in 2012. The $0.4 increase in earnings is principally due to increased marginal income from higher selling volumes of $4.6 and price increases of $0.7. The increase was mostly offset by higher manufacturing costs and freight of $1.9 due to the higher plant operating costs and freight to support higher sales, higher net commercial and other operating expenses of $1.4 to support future growth, higher net overall raw material costs of $1.3, and net unfavorable fixed cost absorption of $0.3.
Additive Technologies

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$31.5	$31.2	1%	1%	—%	—%
Latin America	6.3	5.6	13%	—%	13%	—%
Asia/Pacific	18.0	19.7	(9)%	(5)%	(2)%	(2)%
Europe/Middle East/Africa	16.7	17.6	(5)%	2%	(9)%	2%
Total	$72.5	$74.1	(2)%	—%	(2)%	—%
Net sales decreased 2% primarily due to lower volumes. Selling volumes decreased mostly due to planned rationalization of a low margin product in the specialty additives product line, partly offset by higher demand for polymer additive products in Europe and North America. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $12.2 or 17% of sales in 2013, compared with $14.4 or 19% of sales in 2012. The $2.2 decrease in earnings is due primarily from higher manufacturing costs of $1.5 due to higher plant and personnel costs in 2013, increased commercial and administration expenses of $1.6, an unfavorable impact of changes in exchange rates of $0.4, net sales price increases of $0.3, and decreased marginal income due to lower selling volumes of $0.1. This was partially offset by favorable fixed cost absorption of $1.0, lower raw material costs of $0.4, and a favorable impact from pension benefits of $0.3.
Six Months Ended June 30, 2013, Compared With Six Months Ended June 30, 2012
Consolidated Results
Net sales for the six months ended June 30, 2013 were $991.2 compared with $782.0 for the six months ended June 30, 2012. Overall, net sales increased 27% in 2013, of which 23% was attributable to sales from the Umeco businesses, acquired in July 2012. Price increases improved sales by 2%, while overall selling volume changes also increased sales by 2%. The impact of exchange rates on sales was minimal. Aerospace Materials net sales increased by 15%, of which 8% was due to new sales from the acquisition of Umeco and increased volumes of 4%. Net sales for Industrial Materials segment increased significantly, entirely due to new acquisition-related sales. In Process Separation net sales increased 2%, due to increased volumes and price increases. Additive Technologies sales were virtually unchanged from the prior period in 2012.

For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $668.2, or 67.4% of net sales, in the six months ended June 30, 2013, compared with $533.8, or 68.3% of net sales, in the six months ended June 30, 2012. Total manufacturing costs increased by $134.4, due mostly to costs of sales of $139.3 incurred in the first six months of 2013 related to the Umeco business, which we acquired on July 20, 2012. The increase was also due to unfavorable fixed cost absorption of $8.3 to control inventory levels, higher period costs of $7.4, including a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased manufacturing personnel levels resulting from the anticipated growth of the Aerospace Materials for the remainder of 2013, a charge of $2.9 for the write down of certain manufacturing assets acquired in our Nagpur, India facility, $2.5 of higher costs from higher sales volumes, primarily in the Aerospace Materials segment, higher raw material costs of $2.4, and $1.6 for higher freight from increased sales volumes. The increases were partly offset by $19.4 of lower pension and OPEB costs, including an $8.3 MTM credit upon the curtailment of the plans associated with the former Coatings business following its divestiture on April 3, 2013. Additionally, we had $7.6 of lower stranded costs in 2013 following the sale of Coating Resins, lower restructuring charges of $2.7 due to initiatives we took in the second quarter of 2012 in preparation for the sale of Coating Resins, and a $0.4 favorable impact from changes in exchange rates.
Selling and technical service expenses were $75.4 in the six months ended June 30, 2013 versus $66.6 in the six months ended June 30, 2012. Research and process development expenses were $23.9 versus $25.3 in the prior year. Administrative and general expenses were $61.1 versus $61.4 in the prior year. Overall operating expenses increased $7.0, from $153.3 in 2012 to $160.3 in the first half of 2013, primarily due to $27.8 of expenses that we incurred in 2013 from the acquisition of Umeco, which are largely headcount related. Increases in operating expenses also included $5.5 for increased personnel to support our growth businesses, $0.4 of bad debt in 2013 related to a customer for In Process Separation, and higher costs of $0.4 related to the sale of the distribution business and other operating expenses. These increases were partially offset by $15.1 of lower stranded costs previously allocated to our former Coating Resins business, lower restructuring charges of $8.0 due to initiatives we took in the second quarter of 2012, $2.7 of lower pension and OPEB costs related to the change in accounting method, and $1.4 of accelerated depreciation in the first quarter of 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction.
Amortization of acquisition intangibles was $7.5 and $1.7 in the first six months of 2013 and 2012, respectively. The increase is due to the amortization of intangible assets acquired as part of the Umeco acquisition in the third quarter of 2012.
Other expense, net was an expense of $8.2 in the first six months of 2013 compared to $1.0 in the first six months of 2012. In 2013, other expense, net included a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and foreign exchange losses of $2.7.
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
Interest expense, net was $11.5 for the six months ended June 30, 2013 compared with $17.0 in the prior year. The decrease of $5.5 is primarily due to higher capitalized interest of $5.7 due to the restart of the carbon fiber expansion project in 2012, and lower interest expense of $1.0, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, which was offset by lower interest income of $1.2.
The effective tax rate for continuing operations for the six months ended June 30, 2013 was a tax provision of 25.4%, or $24.3, compared to a tax provision of 50.7%,or $38.0, for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was favorably impacted primarily by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, a $14.7 benefit related to the loss on early extinguishment of debt, and a net tax benefit of $1.0 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business.
Net earnings from continuing operations for the six months ended June 30, 2013 was $71.4 ($1.63 per diluted share), an increase of $34.4 from $37.0 ($0.79 per diluted share) reported for the same period in 2012. Included in the six months ended June 30, 2013 were the following after-tax charges: $24.7 ($0.57 per diluted share) related to the loss on the debt redemption, $3.2 ($0.07 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $2.0 ($0.05 per diluted share) for the write down of certain manufacturing assets in Nagpur, India, $1.6 ($0.04 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and net charges of $0.8 ($0.02 per diluted share) for adjustments to previous restructuring initiatives and costs to divest the Umeco distribution business. Also included in 2013 was a net after-tax benefit of $1.2 ($0.03 per diluted share) for pension MTM adjustments, consisting of the portion deferred in inventory from the fourth quarter 2012 MTM and the curtailment of pension plans associated with the former Coatings business following its divestiture on April 3, 2013, and a $1.0 net income tax benefit ($0.02 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries. Included in continuing operations for the first half of 2012 were after-tax charges of $8.6 ($0.19 per diluted share) for pension MTM adjustments deferred in inventory from the fourth quarter 2011 MTM, after-tax restructuring charges of $7.8 ($0.17 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $2.9 ($0.06 per diluted share) related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.9 after-tax ($0.02 per diluted share) for the sale of our Stamford facility treated as a financing transaction. Also included in the first six months of 2012 was an income tax provision of $14.5 ($0.31 per diluted share) related to the establishment of a liability for unrepatriated earnings of foreign subsidiaries, which we could no longer consider permanently reinvested in those entities, due to the anticipated sale of Coating Resins. Net earnings from continuing operations also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the six months ended June 30, 2013, and $34.8 for the six months ended June 30, 2012.
(Loss) earnings from discontinued operations, net of tax, were $(1.1) in the first six months of 2013 compared with $52.6 in 2012. For 2013, earnings from discontinued operations, net of tax consisted of earnings from operations of our former Coating Resins segment of $30.2 prior to its sale, the loss on the sale of our former Coating Resins segment of $19.8, and a charge of $12.5 to adjust the carrying value of the distribution business, based on the terms of the sale agreement with Cathay Investments in July 2013.
Net earnings for the six months ended June 30, 2013 were $70.3 ($1.61 per diluted share), an increase of $19.3 from the net earnings of $89.6 ($1.91 per diluted share) in the same period in 2012.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$309.6	$262.0	18%	2%	16%	—%
Latin America (1)	2.4	2.2	9%	4%	5%	—%
Asia/Pacific	31.1	29.5	5%	3%	2%	—%
Europe/Middle East/Africa	142.8	130.5	9%	5%	4%	—%
Total	$485.9	$424.2	15%	3%	12%	—%

Net sales increased 15% primarily due to an 12% increase in selling volumes, of which 8% are acquisition-related sales increase, and 4% were for existing business. The higher selling volumes for existing business in the year to date June 30, 2013 were primarily attributable to the continued ramp up of new large commercial transport programs, primarily Boeing's 787 program, and to a lesser extent, increased build rates for single aisle aircraft, business jets, rotorcraft, partially offset by inventory reductions in military and certain large commercial transport program build rate reductions. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $99.7, or 21% of sales in 2013, compared with $86.5, or 20% of sales in 2012. The $13.2 increase in earnings consisted of higher selling prices of $12.8, improved marginal income due to higher selling volumes of $11.1, earnings of $3.4 related to the Umeco acquisition, lower pension expenses of $1.9, and the favorable impact of foreign exchange rate changes of $0.5. The increases were partially offset by higher manufacturing period costs of $6.4, including a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased personnel spending to meet increased production demands, unfavorable fixed cost absorption of $5.6 related to inventory builds in 2012, $2.5 of higher raw material costs and higher waste driven by increased production, higher freight costs of $1.3 due to increased sales volumes, and higher operating expenses of $0.5.

Industrial Materials

			Total	% Change Due to
	2013	2012	% Change (1)	Price	Volume/Mix	Currency
North America	$47.1	$15.8	—%	—%	—%	—%
Latin America	6.7	0.2	—%	—%	—%	—%
Asia/Pacific	6.0	0.3	—%	—%	—%	—%
Europe/Middle East/Africa	109.2	7.9	—%	—%	—%	—%
Total	$169.0	$24.2	—%	3%	—%	—%

(1)
The Umeco acquisition occurred on July 20, 2012. Due to the low level of existing prior year sales in all geographic regions, the majority of the difference is due to the acquisition and percentage comparisons are not meaningful.

Overall, net sales increased primarily due to $150.5 of net sales in 2013 from the Umeco business acquired in July 2012. For existing product lines, our selling volumes decreased by $6.2, or 26%, due to weak demand from the high performance automotive and motor sports markets and tooling applications.  Increased selling prices resulted in higher sales of 3%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $7.9, or 5% of net sales in 2013, compared with $3.9, or 16% of net sales in 2012. The $4.0 increase in earnings was driven by earnings from operations of $7.2 from the Umeco industrial business, reduced period cost of $1.4 from prior year restructuring initiatives, selling price increases of $0.7, and favorable fixed cost absorption of $0.4. These were largely offset by lower marginal income of $3.2 due to lower sales volumes for existing product lines, increased operating costs of $1.9, higher raw material costs of $0.5, and an unfavorable impact of changes in exchange rates of $0.1.
In Process Separation

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$53.3	$53.3	—%	2%	(2)%	—%
Latin America	54.0	55.9	(3)%	(1)%	(2)%	—%
Asia/Pacific	53.3	44.0	21%	(1)%	22%	—%
Europe/Middle East/Africa	34.6	38.6	(10)%	2%	(12)%	—%
Total	$195.2	$191.8	2%	1%	1%	—%
Net sales were up 2%, primarily due to higher sales volumes of 1%, and higher selling prices of 1%. The volume increase in 2013 is primarily from higher demand for mining products related to copper and other base metals, which is offset by weaker demand compared to 2012 for alumina products.
Earnings from operations were $46.2 or 24% of sales in 2013, compared with $51.6, or 27% of sales in 2012. The $5.4 decrease in earnings is principally due to higher net commercial and other operating expenses of $2.4 to support future growth, higher manufacturing costs of $2.3 due to the higher plant operating costs, higher net overall raw material costs of $1.4, net unfavorable fixed cost absorption of $1.4, higher freight and warehousing costs of $0.4 from higher sales volumes, and $0.4 for a customer's bad debt. This decrease in earnings was partially offset by increased marginal income from higher volumes of $1.9, price increases of $0.7, primarily in phosphines and alumina, and change in pension benefits of $0.3 compared to 2012.
Additive Technologies

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$63.8	$63.1	1%	2%	(1)%	—%
Latin America	11.4	11.0	4%	(1)%	5%	—%
Asia/Pacific	33.6	35.5	(5)%	(5)%	2%	2%
Europe/Middle East/Africa	32.3	32.2	—%	—%	(1)%	1%
Total	$141.1	$141.8	—%	—%	—%	—%

Net sales were flat compared with 2012. Selling volumes growth due to higher demand for polymer additive products in Europe and North America, were offset by lower sales for specialty additive products due to product rationalization of low margin products. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $21.2 or 15% of sales in 2013, compared with $21.5 or 15% of sales in 2012. The $0.3 decrease in earnings is due primarily from unfavorable fixed cost absorption of $1.6, increased commercial and administration expenses of $0.8, an unfavorable impact of changes in exchange rates of $0.7, sales price decreases of $0.6, and higher manufacturing costs of $0.2. This was partially offset by lower costs for raw materials of $2.0, especially in the specialty additives products, increased marginal income due to higher selling volumes of $1.0, a change in pension benefit of $0.5 and lower freight costs of $0.1.
RESTRUCTURING ACTIVITIES
2013 Restructuring Initiatives
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota and Tulsa, Oklahoma locations. Approximately 120 employees will be impacted by this move. The estimated total cost of this initiative is approximately $27.0 which includes capital and other costs of approximately $13.0 to move the products into the existing operations and approximately $3.5 for non-cash accelerated depreciation expense. The remaining costs are for retention and severance plans, certain lease liabilities on impacted facilities and clean-up costs. Product re-sites and re-qualifications will begin immediately with final completion by year end 2014. These plans resulted in a restructuring charge of $0.8 in the second quarter of 2013, with the majority of the remaining expense amount recorded over the second half of 2013 and full year 2014 as specific events occur to complete this initiative.
LIQUIDITY AND FINANCIAL CONDITION
At June 30, 2013, our cash balance was $327.7 compared with $179.3 at December 31, 2012. At June 30, 2013, approximately 31% of our cash was located outside of the U.S.
Net cash provided by continuing operations
Net cash provided by operating activities of continuing operations was $13.9 in 2013 compared with $30.2 in 2012. Trade accounts receivable increased $21.2 due to higher sales, as days outstanding of 49 days as of the end of the second quarter of 2013 was equal to the 2012 fourth quarter days. Accounts payable increased by $13.5, as accounts payable days outstanding at June 30, 2013 increased to 47 days, up a day from 46 days at the end of 2012. Inventory increased $7.0. Inventory days on hand were at 81 days at the end of the second quarter of 2013, which is equal to the 2012 fourth quarter. Accrued expenses decreased by $11.9, primarily due to payments related to 2012 incentive compensation. Income taxes payable decreased by $31.5, primarily due to the fourth quarter 2012 corporate income tax payment related to the PSA sale. This payment of approximately $21.0, which was statutorily due on December 17, 2012, was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy. Other liabilities in 2013 decreased by $87.3, primarily due to contributions to our pension and postretirement plans. We disclosed in our 2012 Annual Report on Form 10-K that we expected to contribute $57.4 and $10.2, respectively, to our pension and postretirement plans in 2013. We expected to fund these contributions primarily with a portion of the proceeds from the sale of Coating Resins, which were received in April 2013. Through June 30, 2013, actual contributions to our pension and postretirement plans were $68.6 and $2.2, respectively.
Net cash used in investing activities of continuing operations was $132.0 in 2013 compared to $79.0 in 2012. Capital spending for the first six months of 2013 was $132.0 compared to $50.4 in 2012. Capital spending in 2013 is primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had previously been placed on hold to support our growing demand for carbon fiber based composites. The construction phase of the project is expected to be completed in the first quarter of 2014, with aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with the construction phase expected to be competed in 2014 and commercial production expected to occur in 2015. In 2012, we began expansion of our phosphine plant in Canada for our In-Process Separation segment, with construction expected to be completed by mid-2014. Our total capital spending for 2013 is expected to be up to approximately $300.0 for continuing operations. In the first six months of 2012, we used $28.6 in cash to acquire a business in India to increase our manufacturing capacity in our In Process Separation segment.

Net cash used by financing activities in 2013 was $660.0, compared to net cash provided of $183.8 in 2012. During the first six months of 2013, we made net payments of $21.8 on our short and long term borrowings. This primarily consisted of net proceeds of $397.2 from the issuance of new 10 year, 3.5% debt in March 2013, which were used in part to pay $136.8 to redeem $135.2 face value of our 4.6% notes that we called for redemption in February 2013, $121.1 to repurchase $107.8 face value of our 6.0% notes due in October 2015, and $108.3 to repurchase $85.1 face value of our 8.95% notes due in July 2017. These repurchases were done under tender offers that commenced in February 2013. We also made net payments of $62.0 on our Revolving Credit Facility, and received net proceeds of $7.6 on debt of a non-U.S. subsidiary. We also received $13.6 of proceeds from stock option exercises, and had $2.8 of excess tax benefits related to share-based payments in the first half of 2013. We repurchased $642.0 of treasury stock and paid $12.6 of cash dividends during the first six months of 2013.
Share repurchases
During the three and six months ended June 30, 2013, we repurchased 7,573,677 and 8,777,176 shares, respectively, of our common stock at a total cost of $552.2 and $642.0, respectively. There were no repurchases in the first six months of 2012. Approximately $108.0 remained authorized under our stock buyback program as of June 30, 2013, all of which is from the additional $200.0 authorization announced on June 6, 2013. Pursuant to our stock buyback program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.
The remaining repurchase program is expected to be completed by the end of August 2013. The repurchases will be made in compliance with, and at such times as permitted by, federal securities law and may be suspended or discontinued at any time.
Dividends
On April 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on May 24, 2013 to shareholders of record as of May 10, 2013. Cash dividends paid in the second quarter of 2013 and 2012 were $5.2 and $5.8, respectively, and for the six months ended June 30, 2013 and 2012 were $12.6 and $14.5, respectively. Dividends paid in the first six months of 2013 and 2012 include $1.8 and $3.0, respectively, paid by a majority owned subsidiary to its minority shareholder. On July 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 26, 2013 to shareholders of record as of August 9, 2013.
Net cash (used in) provided by discontinued operations
Net cash used in operating activities of discontinued operations for the first six months of 2013 was $63.4, compared to net cash provided of $49.6 for the first six months of 2012. For 2013 and 2012, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, plus the impact of changes in working capital during the periods. Net increases to working capital reduced cash by approximately $86.6 in the first six months of 2013, while net decreases to working capital provided cash of approximately $1.0 in 2012. Net earnings of discontinued operations in the first six months of 2012 included the impact of depreciation and amortization of approximately $21.6,  as this was prior to the classification of Coating Resins assets as held for sale. In the first six months of 2013, no depreciation or amortization was taken on these assets.
Net cash provided by investing activities of discontinued operations was $995.6 for the first six months of 2013, compared to $8.5 use of cash in 2012. In April 2013 we sold our former Coating Resins segment, and received cash proceeds of approximately $995.6 net of related transaction costs. Capital expenditures related to discontinued operations for the first six months of 2013 and 2012 were approximately $3.2 and $12.5, respectively. Also included in 2012 were proceeds of $4.0 received on sales of assets.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, share repurchases under the current authorized program, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have $0.0 of borrowings outstanding under the agreement as of June 30, 2013. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At June 30, 2013, $400.0 of the facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
Use of cash
We have generated a significant amount of cash in recent years. For the rest of 2013, our top priorities for use of cash will continue to be investment in the typical maintenance of business capital spending projects, followed by expansion/cost reduction capital in our growth product lines and fast payback/margin improvement capital in our cash product lines, and completing the share buyback under our current authorization by the end of August 2013. We will pursue bolt-on acquisitions for our growth product lines. In addition, if available at a reasonable price, we will buy back our public debt. Finally, we will continue to return excess cash to shareholders through dividends and share repurchases.
Inflation at this time is not considered significant although higher costs for energy and commodities could impact our future operating expenses and capital spending. The impact of increasing raw material costs are discussed under “Customers and Suppliers” in “Business” in Item 1 in our 2012 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Reference is also made to Note 13 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $20.9 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2013 OUTLOOK
In our July 18, 2013 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2013 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”
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
Interest Rate Risk: At June 30, 2013, our outstanding borrowings consisted of $716.3 of long-term fixed rate debt. Our long-term debt had a carrying and face value of $715.9 and $724.7, respectively, and a fair value of approximately $744.6.
There was no variable rate debt outstanding as of June 30, 2013.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At June 30, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.
At June 30, 2013, the currency and net contractual amounts of forward contracts outstanding translated into U. S. dollar equivalent amounts totaled $224.9. The unfavorable fair value of currency contracts, based on forward exchange rates at June 30, 2013, was approximately $3.1. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at June 30, 2013 would decrease by approximately $9.0. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended June 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 10 to the Consolidated Financial Statements herein, and Item 3 - Legal Proceedings and in Note 12 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
During the three months ended June 30, 2013, we repurchased common stock for $552.2 under our stock buyback program. Approximately $108.0 remained authorized under the buyback program as of June 30, 2013, all of which is from the additional $200.0 authorization announced on June 6, 2013. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

April 19, 2013 - April 30, 2013	2,146,569	$73.84	2,146,569	$301.8
May 1, 2013 - May 31, 2013	3,287,108	$72.22	3,287,108	$64.4
June 1, 2013 - June 30, 2013	2,140,000	$73.01	2,140,000	$108.0

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 45 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer
August 2, 2013

Exhibit Index

10.1	Amended and Restated Five Year Credit Agreement dated as of June 28, 2013 (incorporated by reference to Exhibit 10.1 to Cytec's current report on form 8-K dated July 3, 2013).

12	Computation of Ratio of Earnings to Fixed Charges for the three and six months ended June 30, 2013 and 2012

18	Preferability Letter Regarding Change in Accounting Policy Relating to Pension and Other Postemployment Benefit (OPEB) Plans

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.