Form 10-Q
period 2013-09-30
CYTEC INDUSTRIES INC/DE/
filed 2013-10-31
CIK 912513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________________
FORM 10-Q
 ____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission file number 1-12372
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 35,462,141 shares of common stock outstanding at October 18, 2013.

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
10-Q Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$463.9	$455.4	$1,455.1	$1,237.4
Manufacturing cost of sales	313.3	316.8	978.6	850.6
Selling and technical services	35.3	35.6	110.7	102.3
Research and process development	12.5	13.0	36.4	38.2
Administrative and general	32.3	37.2	93.4	98.6
Amortization of acquisition intangibles	3.6	3.4	11.1	5.1
Asset impairment charge	2.7	—	5.6	—
Earnings from operations	64.2	49.4	219.3	142.6
Other expense, net	0.3	0.3	8.5	1.3
Loss on early extinguishment of debt	—	—	39.4	0.2
Equity in losses of associated company	—	0.1	0.3	0.1
Interest expense, net	3.4	7.0	14.9	24.0
Earnings from continuing operations before income taxes	60.5	42.0	156.2	117.0
Income tax provision	16.1	7.3	40.4	45.3
Earnings from continuing operations	44.4	34.7	115.8	71.7
Earnings from operations of discontinued business, net of tax	—	39.7	31.6	93.4
Loss on sales of discontinued operations, net of tax	(0.6)	(15.5)	(32.9)	(15.5)
(Loss) earnings from discontinued operations, net of tax	(0.6)	24.2	(1.3)	77.9
Net earnings	43.8	58.9	114.5	149.6
Less: Net earnings attributable to noncontrolling interests	—	(0.5)	(0.4)	(1.5)
Net earnings attributable to Cytec Industries Inc.	$43.8	$58.4	$114.1	$148.1
Comprehensive income	$66.5	$89.7	$52.6	$162.4
Less: Comprehensive income attributable to noncontrolling interest	—	(0.6)	(0.2)	(1.3)
Comprehensive income attributable to Cytec Industries Inc.	$66.5	$89.1	$52.4	$161.1
Earnings (loss) per share attributable to Cytec Industries Inc.
Basic earnings (loss) per common share
Continuing operations	$1.23	$0.75	$2.85	$1.55
Discontinued operations (net of noncontrolling interests)	(0.02)	0.51	(0.04)	1.66
	$1.21	$1.26	$2.81	$3.21
Diluted earnings (loss) per common share
Continuing operations	$1.20	$0.74	$2.79	$1.53
Discontinued operations (net of noncontrolling interests)	(0.01)	0.50	(0.04)	1.63
	$1.19	$1.24	$2.75	$3.16
Dividends per common share	$0.125	$0.125	$0.375	$0.375
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$176.6	$179.3
Trade accounts receivable, less allowance for doubtful accounts of $5.1 and $4.7 in 2013 and 2012, respectively	258.6	263.6
Other accounts receivable	71.6	39.1
Inventories	281.3	269.8
Deferred income taxes	15.7	38.4
Other current assets	18.6	18.9
Current assets held for sale	—	409.7
Total current assets	822.4	1,218.8
Investment in associated companies	1.3	1.7
Plants, equipment and facilities, at cost	1,522.9	1,310.4
Less: accumulated depreciation	(509.2)	(475.1)
Net plant investment	1,013.7	835.3
Acquisition intangibles, net of accumulated amortization of $54.3 and $43.9 as of September 30, 2013 and December 31, 2012, respectively	162.8	183.7
Goodwill	519.0	525.3
Deferred income taxes	47.6	8.9
Other assets	77.5	88.7
Non-current assets held for sale	—	1,061.8
Total assets	$2,644.3	$3,924.2
Liabilities
Current liabilities
Accounts payable	$205.8	$176.4
Short-term borrowings	—	3.0
Current maturities of long-term debt	0.2	136.1
Accrued expenses	169.1	177.4
Income taxes payable	20.1	51.4
Deferred income taxes	0.6	0.6
Current liabilities held for sale	—	265.9
Total current liabilities	395.8	810.8
Long-term debt	716.3	567.4
Pension and other postretirement benefit liabilities	188.3	275.5
Other noncurrent liabilities	195.2	198.3
Deferred income taxes	28.3	70.9
Non-current liabilities held for sale	—	198.3
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,711,909 in 2013 and 49,618,861 in 2012	0.5	0.5
Additional paid-in capital	466.9	465.6
Retained earnings	1,517.9	1,419.2
Accumulated other comprehensive income	94.0	155.7
Treasury stock, at cost, 14,278,697 shares in 2013 and 4,672,700 shares in 2012	(958.9)	(243.3)
Total Cytec Industries Inc. stockholders’ equity	1,120.4	1,797.7
Noncontrolling interests	—	5.3
Total equity	1,120.4	1,803.0
Total liabilities and stockholders’ equity	$2,644.3	$3,924.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

Nine months ended September 30,	2013	2012
Cash flows (used in) provided by operating activities
Net earnings	$114.5	$149.6
(Loss) earnings from discontinued operations, net of tax	(1.3)	77.9
Net earnings from continuing operations	115.8	71.7
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	42.9	43.4
Amortization	15.4	8.8
Share-based compensation	9.8	9.7
Deferred income taxes	(14.8)	(7.3)
Asset impairment charges	5.6	—
Loss on early extinguishment of debt	39.4	0.2
Unrealized loss on derivative instruments	1.6	2.9
Other	0.4	—
Changes in operating assets and liabilities (excluding effects of acquisitions and divestitures):
Trade accounts receivable	4.3	(18.1)
Other receivables	7.0	7.3
Inventories	(17.0)	(21.3)
Other assets	9.3	(0.9)
Accounts payable	18.4	(9.2)
Accrued expenses	(3.7)	16.2
Income taxes payable	(49.4)	19.7
Other liabilities	(95.6)	(19.2)
Net cash provided by operating activities of continuing operations	89.4	103.9
Net cash (used in) provided by operating activities of discontinued operations	(107.4)	82.1
Net cash (used in) provided by operating activities	(18.0)	186.0
Cash flows (used in) provided by investing activities:
Additions to plants, equipment and facilities	(217.5)	(84.3)
Acquisitions of businesses, net of cash received	—	(445.4)
Net cash used in investing activities of continuing operations	(217.5)	(529.7)
Net cash provided by investing activities of discontinued operations	1,002.0	97.4
Net cash provided by (used in) investing activities	784.5	(432.3)
Cash flows (used in) provided by financing activities:
Proceeds from long-term debt	634.0	214.2
Payments on long-term debt	(658.2)	(202.4)
Change in short-term borrowings, net	2.2	2.9
Cash dividends	(17.1)	(20.2)
Proceeds from the exercise of stock options	21.3	19.7
Purchase of treasury stock	(750.1)	—
Excess tax benefits from share-based payment arrangements	4.5	4.6
Other	—	(1.1)
Net cash (used in) provided by financing activities	(763.4)	17.7
Effect of currency rate changes on cash and cash equivalents	(5.8)	2.3
Decrease in cash and cash equivalents	(2.7)	(226.3)
Cash and cash equivalents, beginning of period	179.3	415.8
Cash and cash equivalents, end of period	$176.6	$189.5
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

Unaudited Consolidated Statements of Income
	Three Months Ended September 30, 2013
	Previous	Effect of	As
	Accounting Method	Accounting Change	Reported
Manufacturing cost of sales	$319.6	$(6.3)	$313.3
Selling and technical services	37.0	(1.7)	35.3
Research and process development	13.4	(0.9)	12.5
Administrative and general	33.6	(1.3)	32.3
Earnings from operations	54.0	10.2	64.2
Earnings from continuing operations before income taxes	50.3	10.2	60.5
Income tax provision	12.6	3.5	16.1
Earnings from continuing operations	37.7	6.7	44.4
Loss from discontinued operations, net of tax	(0.7)	0.1	(0.6)
Net earnings	37.0	6.8	43.8
Net earnings attributable to Cytec Industries Inc.	37.0	6.8	43.8

Comprehensive income	$65.8	$0.7	$66.5
Comprehensive income attributable to Cytec Industries Inc.	65.8	0.7	66.5

Basic earnings (loss) per common share
Continuing operations	$1.04	$0.19	$1.23
Discontinued operations (net of noncontrolling interests)	(0.02)	—	(0.02)
	$1.02	$0.19	$1.21

Diluted earnings (loss) per common share
Continuing operations	$1.02	$0.18	$1.20
Discontinued operations (net of noncontrolling interests)	(0.01)	—	(0.01)
	$1.01	$0.18	$1.19

Unaudited Consolidated Statements of Income
	Three Months Ended September 30, 2012
	As Previously	Effect of
	Reported	Accounting Change	Revised
Manufacturing cost of sales	$320.8	$(4.0)	$316.8
Selling and technical services	36.5	(0.9)	35.6
Research and process development	13.4	(0.4)	13.0
Administrative and general	37.9	(0.7)	37.2
Earnings from operations	43.4	6.0	49.4
Earnings from continuing operations before income taxes	36.0	6.0	42.0
Income tax provision	5.0	2.3	7.3
Earnings from continuing operations	31.0	3.7	34.7
Earnings from discontinued operations, net of tax	22.8	1.4	24.2
Net earnings	53.8	5.1	58.9
Net earnings attributable to Cytec Industries Inc.	53.3	5.1	58.4

Comprehensive income	$89.8	$(0.1)	$89.7
Comprehensive income attributable to Cytec Industries Inc.	89.2	(0.1)	89.1

Basic earnings per common share
Continuing operations	$0.67	0.08	0.75
Discontinued operations (net of noncontrolling interests)	0.48	0.03	0.51
	$1.15	$0.11	$1.26

Diluted earnings per common share
Continuing operations	$0.66	0.08	0.74
Discontinued operations (net of noncontrolling interests)	0.47	0.03	0.50
	$1.13	$0.11	$1.24

Unaudited Consolidated Statements of Income
	Nine Months Ended September 30, 2013
	Previous	Effect of	As
	Accounting Method	Accounting Change	Reported
Manufacturing cost of sales	$996.9	$(18.3)	$978.6
Selling and technical services	115.5	(4.8)	110.7
Research and process development	38.8	(2.4)	36.4
Administrative and general	97.0	(3.6)	93.4
Earnings from operations	190.2	29.1	219.3
Earnings from continuing operations before income taxes	127.1	29.1	156.2
Income tax provision	29.9	10.5	40.4
Earnings from continuing operations	97.2	18.6	115.8
Earnings (loss) from discontinued operations, net of tax	(6.8)	5.5	(1.3)
Net earnings	90.4	24.1	114.5
Net earnings attributable to Cytec Industries Inc.	90.0	24.1	114.1

Comprehensive income	$49.1	$3.5	$52.6
Comprehensive income attributable to Cytec Industries Inc.	48.9	3.5	52.4

Basic earnings (loss) per common share
Continuing operations	$2.39	$0.46	$2.85
Discontinued operations (net of noncontrolling interests)	(0.18)	0.14	(0.04)
	$2.21	$0.60	$2.81
Diluted earnings (loss) per common share
Continuing operations	$2.35	$0.44	$2.79
Discontinued operations (net of noncontrolling interests)	(0.18)	0.14	(0.04)
	$2.17	$0.58	$2.75

Earnings from operations for the nine months ended September 30, 2013, includes a net $1.9 benefit for pension MTM adjustments, consisting of the portion deferred from the fourth quarter 2012 MTM and the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013.

Unaudited Consolidated Statements of Income
	Nine Months Ended September 30, 2012
	As Previously	Effect of
	Reported	Accounting Change	Revised
Manufacturing cost of sales	$847.3	$3.3	$850.6
Selling and technical services	105.0	(2.7)	102.3
Research and process development	39.5	(1.3)	38.2
Administrative and general	100.8	(2.2)	98.6
Earnings from operations	139.7	2.9	142.6
Earnings from continuing operations before income taxes	114.1	2.9	117.0
Income tax provision	44.2	1.1	45.3
Earnings from continuing operations	69.9	1.8	71.7
Earnings from discontinued operations, net of tax	73.7	4.2	77.9
Net earnings	143.6	6.0	149.6
Net earnings attributable to Cytec Industries Inc.	142.1	6.0	148.1

Comprehensive income	$172.3	$(9.9)	$162.4
Comprehensive income attributable to Cytec Industries Inc.	171.0	(9.9)	161.1

Basic earnings per common share
Continuing operations	$1.52	$0.03	$1.55
Discontinued operations (net of noncontrolling interests)	1.56	0.10	1.66
	$3.08	$0.13	$3.21
Diluted earnings per common share
Continuing operations	$1.49	$0.04	$1.53
Discontinued operations (net of noncontrolling interests)	1.54	0.09	1.63
	$3.03	$0.13	$3.16

Earnings from operations for the nine months ended September 30, 2012, includes a $13.9 charge for a pension MTM adjustment, which consists of the portion of the fourth quarter 2011 MTM adjustment that was deferred in inventory at the end of 2011.
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
Pro Forma Financial Information
The results of operations of Umeco have been included in the consolidated statements of operations since the acquisition date of July 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Net revenue	$473.8	$1,425.5
Net income attributable to Cytec from continuing operations	$46.4	$90.8
Diluted earnings per share from continuing operations	$0.98	$1.94
These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects.
For the three and nine months ended September 30, 2012, material non-recurring pro forma adjustments include the removal of costs related to the acquisition of Umeco of $14.9 and $19.0, respectively (including $10.6 and $11.8 of acquisition costs included in legacy Umeco’s consolidated statement of operations for the three and nine months ended September 30, 2012, respectively).
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
There were no material revenues or earnings related to SOIL included in our consolidated statements of income for the three and nine months ended September 30, 2012.

5. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES
Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins business to Advent International, a global private equity firm for $1,015.0 plus assumed liabilities of $118.0, bringing the total value to $1,133.0. As a result, in the second quarter of 2013, we recorded an after-tax loss on the sale of $15.5. In the first quarter of 2013, we recorded a preliminary charge of $4.3 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. For the three months ended September 30, 2013, we recorded after-tax losses of approximately $0.6, which primarily relate to certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. The after-tax losses and the adjustment to carrying value are included in loss on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid and loss on sale is subject to final working capital and other customary adjustments.
Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. For both the three and nine months ended September 30, 2012, we recorded an after-tax gain on the sale of PSA of $8.3, which is included in Loss on sale of discontinued operations, net of tax in the consolidated statements of income. We also recorded an after-tax charge of $23.8 in the third quarter of 2012 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is included in Loss on sale of discontinued operations, net of tax in the consolidated statements of income for the three and nine months ended September 30, 2012.
The results of operations of the former Coating Resins segment have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
The following table displays summarized activity in our consolidated statements of income for discontinued operations during the three and nine months ended September 30, 2013 and 2012, related to our former Coatings Resins segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales (1)	$—	$364.3	$368.0	$1,163.3
Earnings from operations of discontinued businesses before income taxes	$—	$56.4	$48.1	$146.5
Income tax expense on operations	—	(16.7)	(16.5)	(53.1)
Gain (loss) on sale of discontinued operations	(0.8)	21.4	16.7	21.4
Income tax (expense) benefit on gain (loss) on sale	0.2	(13.1)	(37.1)	(13.1)
Adjust to fair value, less cost to sell	—	(25.4)	—	(25.4)
Income tax benefit on adjustment	—	1.6	—	1.6
(Loss) earnings from discontinued operations, net of tax	$(0.6)	$24.2	$11.2	$77.9
__________________

(1)	Net sales for the nine months ended September 30, 2013 include sales from January 1, 2013 through April 2, 2013.

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
In connection with the sale of the business to Advent, we agreed to retain certain liabilities, including liabilities for U.S. pension and other postretirement benefits and certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013.
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
The results of operations of the former distribution business prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
6. RESTRUCTURING OF OPERATIONS
In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Manufacturing cost of sales	$0.2	$0.8	$(0.2)	$3.1
Selling and technical services	—	0.3	0.2	0.8
Research and process development	—	—	—	0.5
Administrative and general	1.7	3.5	2.6	11.6
Asset impairment charge	2.6	—	2.6	—
Total	$4.5	$4.6	$5.2	$16.0

Details of our 2013 restructuring initiatives are as follows:
In the third quarter of 2013, we launched cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth. The plan includes headcount reductions of approximately 55 people, through modification of shift patterns within various operations, centralization of logistics and planning activities, and closure of a small site in Beelitz, Germany. The plan resulted in a pre-tax restructuring charge in the third quarter of 2013 of approximately $4.2 related mainly to severance costs and the closure of a manufacturing facility. The initiative is expected to be completed by 2015.
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma, and Anaheim, California locations. Approximately 120 employees will be impacted by this move. These plans resulted in a restructuring charge of $1.1 during the first nine months of 2013, primarily for severance, retention costs and accelerated depreciation. The initiatives are expected to be completed in waves by the first quarter of 2015 and paid for by mid-2015.
The remaining reserve relating to the 2013 restructuring initiatives at September 30, 2013 is $1.6.
Details of our 2012 restructuring initiatives are as follows:
In the third quarter of 2012, we approved plans to realign the supporting structure of our Aerospace Materials and Industrial Materials segments as we take advantage of synergies from the acquisition of Umeco. These plans resulted in a restructuring charge of $6.6 related to the severance of 31 positions. The initiatives are expected to be substantially completed in 2013 and paid for by the end of 2015.
In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 176 positions. These initiatives are expected to be substantially completed and paid for by the end of 2014.
During the first nine months of 2013, we recorded a net credit adjustment of $0.1 to these initiatives.
The remaining reserve relating to the 2012 restructuring initiatives at September 30, 2013 is $4.5.

Restructuring Initiatives:	2012	2013	Total
Balance December 31, 2011	$—	$—	$—
2012 charges	21.3	—	21.3
Non-cash items	(0.1)	—	(0.1)
Cash payments	(8.3)	—	(8.3)
Currency translation adjustments	0.3	—	0.3
Balance December 31, 2012	$13.2	$—	$13.2
First quarter charges	0.3	—	0.3
Non-cash items	—	—	—
Cash payments	(3.1)	—	(3.1)
Currency translation adjustments	(0.1)	—	(0.1)
Balance March 31, 2013	$10.3	$—	$10.3
Second quarter charges (credits)	(0.4)	0.8	0.4
Non-cash items	—	—	—
Cash payments	(4.0)	—	(4.0)
Currency translation adjustments	—	—	—
Balance June 30, 2013	$5.9	$0.8	$6.7
Third quarter charges	—	4.5	4.5
Non-cash items (1)	—	(2.8)	(2.8)
Cash payments	(1.4)	(1.0)	(2.4)
Currency translation adjustments	—	0.1	0.1
Balance September 30, 2013	$4.5	$1.6	$6.1
__________________

(1)	Includes a $2.6 charge for the write-off of plant assets at our manufacturing facility in Beelitz, Germany, and accelerated depreciation of plant assets at our California sites.
7. SHARE-BASED COMPENSATION
The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the grant date using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for nine months ended September 30, 2013 and 2012 are noted in the following table:

Nine Months Ended September 30,	2013	2012
Expected life (years)	6.2	6.2
Expected volatility	36.2%	41.9%
Expected dividend yield	0.78%	1.01%
Risk-free interest rate	1.86%	2.11%
Weighted-average fair value per option	$26.56	$19.91
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
Stock Award and Incentive Plan
The 1993 Stock Award and Incentive Plan (the “1993 Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares) and deferred stock awards and dividend equivalents. At September 30, 2013 there were approximately 5,000,000 shares reserved for issuance under the 1993 Plan, inclusive of 2,300,000 shares reserved for issuance for all outstanding share-based compensation grants.
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
A summary of stock options and stock-settled SARS activity for the nine months ended September 30, 2013 is presented below:

Options and Stock-Settled SARS Activity:	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,672,730	$46.22
Granted	287,845	73.07
Exercised	(818,281)	46.22
Forfeited	(113,354)	51.28
Outstanding at September 30, 2013	2,028,940	$49.75	6.0	$64.3
Exercisable at September 30, 2013	1,428,106	$44.98	4.9	$52.0
During the nine months ended September 30, 2013, we granted 287,845 stock options. The weighted-average grant-date fair value of the stock options granted during the nine months ended September 30, 2013 and 2012 was $26.56 and $19.91 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $2.4 and $1.7 for the three months ended September 30, 2013 and 2012, respectively, and $6.9 and $6.3 during the nine months ended September 30, 2013 and 2012, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the nine months ended September 30, 2013 and 2012 was $24.2 and $17.6, respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the nine months ended September 30, 2013 and 2012 was $7.7 and $6.5, respectively.
As of September 30, 2013, there was $5.9 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $8.5 and $5.6 for the nine months ended September 30, 2013 and 2012, respectively. Cash received from stock options exercised was $21.3 and $19.7 for the nine months ended September 30, 2013 and 2012, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS exercised during the three months ended September 30, 2013 and 2012 was $0.4 for both periods. The total amount of pre-tax expense recognized for cash-settled SARS was $0.5 and $1.0 for the nine months ended September 30, 2013 and 2012, respectively. The liability related to our cash-settled SARS was $1.1 at September 30, 2013 and $1.7 at December 31, 2012.
Non-vested stock, non-vested stock units and performance stock
The 1993 Plan provides for the issuance of non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2013 and 2012, and there were no outstanding performance stock awards as of September 30, 2013.
A summary of non-vested stock and non-vested stock units for the nine months ended September 30, 2013 is presented below:

Non-vested Stock and Stock Units:	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2013	203,857	$47.75
Granted	47,894	71.48
Vested	(51,201)	37.61
Forfeited	(28,124)	50.44
Nonvested at September 30, 2013	172,426	$56.86
During the nine months ended September 30, 2013, we granted 37,499 non-vested stock units to employees and 10,395 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the grant date. The weighted average fair value of the non-vested stock and non-vested stock units on the grant date was $71.48 per share. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $1.0 and $1.1 for the three months ended September 30, 2013 and 2012, respectively, and $2.7 and $3.2 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $3.1 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Compensation cost related to all share-based compensation arrangements capitalized in inventory as of September 30, 2013 and December 31, 2012 was approximately $0.6 and $0.4, respectively.
As of September 30, 2013 and December 31, 2012, our additional paid-in capital pool (“APIC Pool”), which represents excess tax benefits available to absorb potential future tax deficiencies, was $81.1 and $77.2, respectively.
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

Accordingly, we recorded a liability of $2.9 for these awards at June 30, 2012 by reclassifying $1.7 of previously recognized expense out of Additional paid-in capital and recognized $1.2 of additional expense. In the second half of 2012, an additional $3.7 of expense was recognized related to these awards of which $1.7 was recognized in the three months ended September 30, 2012. During the fourth quarter new facts and circumstances regarding the timing of the close of the Coating Resins sale indicated that a portion of the awards previously reclassified to liability awards would vest prior to closing and were reclassified back to equity awards. Accordingly, we reclassified $2.3 from the liability to additional paid-in capital. During the first nine months of 2013, due to the change in the fair market value of Cytec's stock, we recognized an additional expense of $0.9 related to these awards. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued business, net of tax on the Consolidated Statement of Income.
The divestiture of Coating Resins was completed on April 3, 2013, and the liability for all unvested options and restricted stock units held by former Coatings employees was settled for cash in the second quarter. There were restricted stock units settled as liability awards which are reflected as forfeitures in the tables above. At September 30, 2013, there is no remaining liability related to these awards.
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
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except net earnings in millions and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Earnings from continuing operations	$44.4	$34.7	$115.8	$71.7
Earnings (loss) from discontinued operations, net of tax	(0.6)	23.7	(1.7)	76.4
Net earnings attributable to Cytec Industries Inc.	$43.8	$58.4	$114.1	$148.1
Denominator:
Weighted average shares outstanding	36,232	46,359	40,660	46,190
Effect of dilutive shares:
Options and stock-settled SARS	605	669	659	599
Non-vested shares and units	111	125	108	127
Diluted average shares outstanding	36,948	47,153	41,427	46,916
Basic earnings (loss) per common share:
Earnings from continuing operations	$1.23	$0.75	$2.85	$1.55
Earnings (loss) from discontinued operations	(0.02)	0.51	(0.04)	1.66
Net earnings per common share attributable to Cytec Industries Inc.	$1.21	$1.26	$2.81	$3.21
Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.20	$0.74	$2.79	$1.53
Earnings (loss) from discontinued operations	(0.01)	0.50	(0.04)	1.63
Net earnings per common share attributable to Cytec Industries Inc.	$1.19	$1.24	$2.75	$3.16

The following table sets forth the anti-dilutive shares/units excluded from the above calculation because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Nine months ended September 30,	2013	2012
Options	120	295
Stock-settled SARS	—	—
Non-vested shares/units	—	—
Total	120	295
9. INVENTORIES
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Finished goods	$183.1	$178.0
Work in progress	11.2	12.0
Raw materials and supplies	87.0	79.8
Total inventories	$281.3	$269.8
10. DEBT
Long-term debt, including the current portion, consisted of the following:

	September 30, 2013		December 31, 2012
	Face	Carrying Value	Face	Carrying Value
Five-Year Revolving Credit Line Due June 2018	$0.0	$0.0	$62.0	$62.0
4.6% Notes Due July 1, 2013	0.0	0.0	135.2	135.3
6.0% Notes Due October 1, 2015	141.8	141.7	249.6	249.4
8.95% Notes Due July 1, 2017	164.3	164.1	249.4	249.0
3.5% Notes Due April 1, 2023	400.0	397.3	—	—
Other	19.0	13.4	8.9	7.8
Total debt	$725.1	$716.5	$705.1	$703.5
Less: current maturities	(0.2)	(0.2)	(136.0)	(136.1)
Long-term debt	$724.9	$716.3	$569.1	$567.4
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
On June 28, 2013, we amended and restated our existing Five Year Credit Agreement (the “Agreement”). The material terms and conditions of the Agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Agreement continues to be $400.0, with a $25.0 swingline, and the term of the Agreement was extended to June 28, 2018. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term of the Agreement through June 28, 2021, and to increase the maximum amount we may borrow under the Agreement up to $500.0.

In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction. In April 2013, upon receiving proceeds from the close of the sale of Coating Resins, we repaid the outstanding portion of the Revolving Credit Facility. There was no outstanding balance on the facility as of September 30, 2013. At September 30, 2013, $400.0 was available for borrowing under the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
At September 30, 2013 and December 31, 2012, the fair value of our debt was $731.9 and $787.9, respectively. The fair value of our debt is based on Level 2 inputs, as defined in Note 17. These inputs include a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
The weighted-average interest rate on all of our debt was 5.33% and 6.19%, as of September 30, 2013 and 2012, respectively. The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2013 and 2012 was nil and 0.78%, respectively.
11. ENVIRONMENTAL, CONTINGENCIES AND COMMITMENTS
Environmental Matters
We are subject to substantial costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites or to pay compensation to others for doing so.
As of September 30, 2013 and December 31, 2012, the aggregate environmental related accruals were $66.6 and $68.1, respectively, of which $9.7 was included in accrued expenses for both periods, with the remainder of $56.9 and $58.4 included in other noncurrent liabilities as of September 30, 2013, and December 31, 2012, respectively. Environmental remediation spending for the three months ended September 30, 2013 and 2012 was $1.2 and $0.9, respectively, and for the nine months ended September 30, 2013 and 2012 was $4.9 and $2.5, respectively.
Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. During the nine months ended September 30, 2013, our adjustments resulted in a net increase of $3.9 in our environmental related accruals, of which $2.2 related primarily to an inactive Canadian site to revise its projected remediation costs based on a change in policy by that country's Ministry of the Environment, and the remaining $1.7 related to several other sites.
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
As of September 30, 2013 and December 31, 2012, the aggregate self-insured and insured contingent liability was $46.2 and $49.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.3 at September 30, 2013 and $20.7 at December 31, 2012. The asbestos liability included in the above amounts at September 30, 2013 and December 31, 2012 was $38.0 and $39.3, respectively, and the insurance receivable related to the liability as well as claims for past payments was $20.0 and $20.4, respectively. We anticipate receiving a net tax benefit for payment of those claims for which full insurance recovery is not realized.

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
The following table presents information about the number of claimants involved in asbestos claims with us:

	Nine months ended September 30, 2013	Year ended December 31, 2012
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	100	100
Number of claimants at end of period	8,000	8,000
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
Lead Pigment
Over the past 20 years we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in architectural paint. Eight lead ingestion personal injury cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant.
We currently are one of several defendants in eight personal injury lead ingestion cases, consisting of 172 plaintiffs venued in federal and state courts in Milwaukee, Wisconsin. One of the eight cases consists of 164 claimants, each alleging personal injury as a result of the ingestion of white lead carbonate in paint. The remaining seven cases consist of less than 10 total plaintiffs. We believe that the eight personal injury cases against us are without merit. In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future, including a 25 year statute of repose. In June 2013, the Governor of Wisconsin signed into law the biennial budget which contained within it a provision that retroactively applies the 2011 law to all call claims of lead poisoning whether filed or accrued. Also, in July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I. DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in this case, the new statutory law in Wisconsin, and our non-existent or diminutive market share, reinforces our belief that we have no liability in any of the eight Wisconsin cases, and accordingly, we have not recorded a loss contingency. The majority of the eight personal injury cases currently are fully or partially stayed pending a decision by the United States Court of Appeals for the Seventh Circuit regarding whether the application of the risk contribution doctrine for lead ingestion cases in Wisconsin violates the defendants’, including the Company’s, constitutional rights and, if addressed by the court, whether the new Wisconsin law may be applied retroactively.
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

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$43.8	$58.9	$114.5	$149.6
Other comprehensive income:
Accumulated pension liability, net of tax	(0.5)	2.1	16.8	0.4
Foreign currency translation adjustments	23.2	28.7	(78.7)	12.4
Comprehensive income	$66.5	$89.7	$52.6	$162.4
Less: Comprehensive income attributable to noncontrolling interest	—	(0.6)	(0.2)	(1.3)
Comprehensive income attributable to Cytec Industries Inc.	$66.5	$89.1	$52.4	$161.1

The following table presents changes in accumulated other comprehensive income (AOCI) by component for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$9.5	$61.7	$71.2	$(7.8)	$163.5	$155.7
Other comprehensive income before reclassifications	—	22.1	22.1	—	(21.8)	(21.8)
Amounts reclassified from AOCI	(0.5)	1.2	0.7	16.8	(56.7)	(39.9)
Net current period OCI	(0.5)	23.3	22.8	16.8	(78.5)	(61.7)
Balance, end of period	$9.0	$85.0	$94.0	$9.0	$85.0	$94.0

The following table presents a summary of reclassification adjustments out of AOCI for the three and nine months ended September 30, 2013:

Details of AOCI components	Amount Reclassified from AOCI		Affected line item in the statement where net income is presented
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of defined benefit pension items
Prior service costs	$(0.8)	$(2.4)	(1)
	(0.8)	(2.4)	Total before tax
	0.3	1.0	Tax expense
	$(0.5)	$(1.4)	Net of tax
Impact from sale of Coating Resins	—	18.2	Loss on sales of discontinued operations, net of tax
Total pension related	$(0.5)	$16.8

Cumulative translation adjustments
Impact from sale of Coating Resins and distribution business	$1.2	$(56.7)	Loss on sales of discontinued operations, net of tax
__________________

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 18 - Employee Benefit Plans for additional information on net periodic pension cost.
13. INCOME TAXES
The effective tax rate for continuing operations for the three and nine months ended September 30, 2013 was a tax provision of 26.6%, or $16.1, and 25.9%, or $40.4, respectively, compared to a tax provision of 17.4%, or $7.3, and 38.7%, or $45.3, respectively, for the three and nine months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was favorably impacted by a tax benefit of $3.7 primarily related to a change in tax rate with respect to the deferred tax assets and liabilities associated with an international jurisdiction and a net benefit related to the resolution of an international tax audit. In addition to the $3.7 benefit noted, the effective tax rate for the year to date period was primarily impacted by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, a $14.7 benefit related to the loss on early extinguishment of debt, and a net tax benefit of $0.7 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business.
As of September 30, 2013, the amount of gross unrecognized tax benefits for continuing operations is $16.9 (excluding interest) of which $13.6 would impact our effective tax rate, if recognized. The amount of gross unrecognized tax benefits at December 31, 2012 for continuing operations was $19.7 (excluding interest) of which $16.5 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross) for continuing operations, of approximately $2.0 as of December 31, 2012. Activity for the nine months ended September 30, 2013 included a $0.2 increase for additional accruals which was offset by $0.2 due to settlements and foreign exchange, thus resulting in a liability for the payment of interest of $2.0 as of September 30, 2013.
14. OTHER FINANCIAL INFORMATION
Dividends
On July 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 26, 2013 to shareholders of record as of August 9, 2013. Cash dividends paid in the third quarter of 2013 and 2012 were $4.5 and $5.7, respectively, and for the nine months ended September 30, 2013 and 2012 were $17.1 and $20.2, respectively. Dividends paid in the first nine months of 2013 and 2012 include $1.8 and $3.0, respectively, paid by a majority owned subsidiary to its minority shareholder. On October 17, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on November 25, 2013 to shareholders of record as of November 11, 2013.
Income taxes paid
Income taxes paid for the nine months ended September 30, 2013 and 2012 were $151.6 and $70.8, respectively. Included in 2013 is approximately $44.0 paid in the third quarter related to the tax gain in the disposal of the Coating Resins business. It also includes a $21.0 corporate income tax payment primarily related to the divestiture of the PSA product line, which was statutorily due on December 17, 2012, but was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy.
Interest
Interest paid for the nine months ended September 30, 2013 and 2012 was $32.6 and $35.8, respectively. Interest income for the nine months ended September 30, 2013 and 2012 was $1.3 and $3.0, respectively.
Stock repurchases
During the three and nine months ended September 30, 2013, we repurchased 1,397,579 and 10,174,755 shares of our common stock at a total cost of $108.1 and $750.1, respectively. There are no amounts remaining under the buyback program as of September 30, 2013. There were no repurchases in the first nine months of 2012.
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
As discussed in Note 3, we have elected to change our method of accounting for actuarial gains and losses for our continuing pension and OPEB plans. The new method recognizes actuarial gains and losses in our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Historically, total pension and OPEB costs have been allocated to each segment. In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service costs/credits will continue to be allocated to each segment. Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses will be included in corporate expense and not allocated to segments. Management believes this change in expense allocation will better reflect the operating results of each business and is consistent with management's review of the operating results of the segments. The following tables reflect for each business segment the retrospective application of this expense allocation change for each period presented.
As discussed in Note 5, the former Coating Resins segment is reported as discontinued operations for all periods presented.
Summarized segment information for our four continuing segments for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales:
Aerospace Materials (1)
Sales to external customers	$235.9	$220.8	$721.7	$645.1
Intersegment sales	0.1	—	0.4	—
Industrial Materials (1)	70.9	70.1	239.9	94.2
In Process Separation	91.2	98.1	286.4	289.9
Additive Technologies
Sales to external customers	65.9	66.4	207.1	208.2
Intersegment sales	—	0.2	0.3	0.6
Net sales from segments	464.0	455.6	1,455.8	1,238.0
Elimination of intersegment revenue	(0.1)	(0.2)	(0.7)	(0.6)
Total consolidated net sales	$463.9	$455.4	$1,455.1	$1,237.4

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Sales	2012	% of Sales	2013	% of Sales	2012	% of Sales
Earnings from operations:
Aerospace Materials (1)	$40.7	17%	$40.4	18%	$140.4	19%	$126.7	20%
Industrial Materials (1)	5.1	7%	1.6	2%	13.0	5%	5.5	6%
In Process Separation	20.4	22%	25.4	26%	66.6	23%	77.0	27%
Additive Technologies	9.0	14%	10.3	16%	30.1	15%	31.9	15%
Earnings from segments	75.2	16%	77.7	17%	250.1	17%	241.1	19%
Corporate and Unallocated, net (2) (3)	(11.0)		(28.3)		(30.8)		(98.5)
Total earnings from operations	$64.2	14%	$49.4	11%	$219.3	15%	$142.6	12%
 ______________________

(1)	For 2012, net sales and operating earnings for Aerospace Materials and Industrial Materials include amounts from the Umeco businesses from its acquisition on July 20, 2012.

(2)
For the three and nine months ended September 30, 2013, corporate and unallocated includes restructuring charges of $4.5 and $5.1, respectively, for 2013 initiatives within Industrial Materials and Aerospace Materials to reduce costs associated with the acquired Umeco business, charges of $0.1 and $3.0, respectively, for the write down of certain manufacturing assets in our Nagpur, India facility, and charges of $0.7 and $1.2, respectively, for costs to divest the Umeco distribution business. For the nine months ended September 30, 2013, it also includes benefits of $1.9 for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization). For the three and nine months ended September 30, 2012, corporate and unallocated includes net pre-tax charges of $4.6 and $16.0, respectively, for personnel reductions in the Umeco business and across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $4.3 and $7.2, respectively, related to costs incurred for the acquisition of Umeco, and accelerated depreciation of $0.7 and $2.0, respectively, for the sale-leaseback of our Stamford facility treated as a financing transaction. For the nine months ended September 30, 2012, Corporate and unallocated also included $13.9 charge for net MTM adjustments of our pension and retirement plans.

(3)
Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the nine months ended September 30, 2013, and $15.7 and $50.5, respectively, for the three and nine months ended September 30, 2012. Steps have been taken to eliminate or reduce some of these operating costs following the sale of the coatings business.  The 2013 amount included in Corporate and unallocated relates to the period prior to the divestiture and, as required, these costs are allocated to the remaining operating segments beginning in the second quarter of 2013, following the sale.

16. GOODWILL AND OTHER ACQUISITION INTANGIBLES
The following is the activity in the goodwill balances for each segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance, December 31, 2012:
Goodwill	$237.1	$186.8	$73.6	$27.8	$525.3
2013 Activity
Foreign currency translation adjustments	(1.6)	(1.0)	(2.2)	—	(4.8)
Umeco acquisition adjustments	0.3	2.0	—	—	2.3
Sale of distribution business	—	(3.8)	—	—	(3.8)
	(1.3)	(2.8)	(2.2)	—	(6.3)
Balance, September 30, 2013:
Goodwill	$235.8	$184.0	$71.4	$27.8	$519.0
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
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
	2013	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Technology-based	14.5	$48.1	$48.6	$(22.9)	$(20.6)	$25.2	$28.0
Marketing-related	10.2	14.2	15.1	(6.2)	(5.2)	8.0	9.9
Customer-related	15.8	154.8	163.9	(25.2)	(18.1)	129.6	145.8
Total		$217.1	$227.6	$(54.3)	$(43.9)	$162.8	$183.7
Amortization of acquisition intangibles for the three months ended September 30, 2013 and 2012 was $3.6 and $3.4, respectively, and for the nine months ended September 30, 2013 and 2012 was $11.1 and $5.1, respectively.

Assuming no change in the gross carrying amount of acquisition intangibles and the 2013 average currency exchange rates remain constant, the estimated future amortization expense for the next five years are as follows:

	2013	2014	2015	2016	2017	2018
Intangibles amortization expense	$15.1	$14.8	$14.7	$14.5	$13.5	$11.9
17. DERIVATIVE FINANCIAL INSTRUMENTS AND COMMODITY HEDGING ACTIVITIES
Foreign Currency Derivative and Hedging Activities
Currency Forward Contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in other expense, net.
At September 30, 2013, net contractual notional amounts of forward contracts outstanding translated into U.S. dollars (“USD”) totals $248.8. Of this total, $174.5 was attributed to the exposure in forward selling/purchase of USD, and $74.3 was attributable to the exposure in forward selling/purchase of Euros translated into USD equivalent amounts. The net favorable fair values of currency contracts, based on forward exchange rates at September 30, 2013 and December 31, 2012 were $0.1 and $1.7, respectively.
Credit Risk
At September 30, 2013, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of September 30, 2013, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	1.3	Other current assets	3.2	Accrued expenses	1.2	Accrued expenses	1.5
Total derivatives		$1.3		$3.2		$1.2		$1.5

The following tables summarize the amounts and locations of our hedging derivatives’ gains (losses) recognized for the three and nine months ended September 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Cross currency swaps	$—	$3.4		$—	$—		$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), Net of Tax		Location of Gain or (Loss) Recognized from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Net Investment Hedge Relationships:	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Cross currency swaps	$—	$7.8		$—	$—		$—	$—

The following table summarizes the amount and location of gains recognized in income for our derivatives not designated as hedges for the three and nine months ended September 30, 2013 and 2012:

Derivatives not Designated as Hedging Instruments:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign currency forwards	Other expense, net	$6.3	$(2.9)	$8.0	$(4.7)
Total		$6.3	$(2.9)	$8.0	$(4.7)
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

A summary of the fair value measurements for each major category of derivatives at September 30, 2013 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$0.1
Total	$0.1
As of September 30, 2013, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements or for which a fair value measurement was required for the nine months ended September 30, 2013. Included among our non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis are plant, equipment and facilities, goodwill, acquisition intangibles, and asset retirement obligations. For more information regarding our hedging activities and derivative financial instruments, refer to Note 7 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.
18. EMPLOYEE BENEFIT PLANS
As discussed in Note 3, in the second quarter of 2013, we elected to change our method of accounting for actuarial gains and losses for our pension and OPEB plans. This accounting change has been applied retrospectively to all periods presented.
Net periodic cost for our pension and postretirement benefit plans was as follows:

	Pension Plans		Postretirement Plans
Three months ended September 30,	2013	2012	2013	2012
Service cost	$1.3	$1.5	$0.2	$0.3
Interest cost	9.9	10.5	1.8	2.1
Expected return on plan assets	(13.6)	(13.0)	(0.4)	(0.4)
Net amortization	—	0.1	(0.8)	(1.1)
Curtailment gain	—	—	—	—
Mark to market adjustment	—	—	—	—
Net periodic (benefit) cost	$(2.4)	$(0.9)	$0.8	$0.9

	Pension Plans		Postretirement Plans
Nine months ended September 30,	2013	2012	2013	2012
Service cost	$3.7	$4.4	$0.7	$0.8
Interest cost	29.7	30.8	5.2	6.3
Expected return on plan assets	(40.8)	(38.3)	(1.2)	(1.3)
Net amortization	0.1	0.2	(2.5)	(3.3)
Curtailment gain (1)	(1.7)	—	(6.0)	—
Mark to market adjustment	(5.3)	—	(3.0)	—
Net periodic (benefit) cost	$(14.3)	$(2.9)	$(6.8)	$2.5

(1)	Curtailment gains relate to the Coatings divestiture, and are included in loss on sale of discontinued operations, net of tax in the consolidated statements of income.

We disclosed in our 2012 Annual Report on Form 10-K that we expected to contribute $57.4 and $10.2 in 2013 to our pension and postretirement plans, respectively. Through September 30, 2013, actual contributions to our continuing pension and postretirement plans were $70.2 and $5.2, respectively.
We also sponsor various defined contribution retirement plans in the United States and a number of other countries, consisting primarily of savings and profit growth sharing plans. Contributions to the savings plans are based in part on matching a percentage of employees’ contributions. Contributions to the profit growth sharing plans are generally based on our financial performance. Amounts expensed related to these plans, excluding plans of subsidiaries primarily dedicated to the discontinued Coating Resins segment, for the three months ended September 30, 2013 and 2012 were $4.6 and $5.0, respectively, and $17.6 and $17.3 for the nine months ended September 30, 2013 and 2012, respectively. Certain employees of our discontinued Coating Resins and Building Block Chemicals segments historically participated in our continuing plans.

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
As discussed in Note 5, the former Coating Resins segment was sold on April 3, 2013, and is reported as discontinued operations for all periods presented. As discussed in Note 4, the acquired Umeco business is reported in part in the Aerospace Materials segment, but mostly in the Industrial Materials segment, and includes results of operations since we acquired it on July 20, 2012. As a result, we now have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.
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
Changes in selling volumes, selling prices, and raw material costs year on year are an important factor in profitability, especially in years of high volatility. Discussion of the year to year impact of these factors is provided in our segment discussion. In addition, higher global demand levels and, occasionally, operating difficulties at suppliers, have limited the availability of certain of our raw materials.
Change in method of accounting for pension and OPEB costs
As previously reported, we have elected to change our method of accounting for actuarial gains and losses for our pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under GAAP. The new method recognizes actuarial gains and losses in our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Under the new method of accounting, these gains and losses are now measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The new method has been retrospectively applied to financial results of all periods presented. For additional information, see Note 3, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisitions
Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (‘Umeco’), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. Our consolidated financial results included in this MD&A include the results of the Umeco business since the closing date of the acquisition. Approximately 84% of Umeco sales are included in our Industrial Materials segment and 16% in our Aerospace Materials segment in the first quarter of 2013. See Note 4, “Acquisitions,” for further details.
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (SOIL), in Nagpur, Central India, in a cash transaction. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. See Note 4, “Acquisitions,” for further details.
Discontinued operations
Coating Resins
On April 3, 2013, we completed the sale of our remaining Coating Resins business to Advent International, a global private equity firm, for a total value of $1,133.0, including assumed liabilities of approximately $118.0. As a result, in the second quarter of 2013, we recorded an after-tax loss on the sale of $15.5, in addition to the charge of $4.3 that we recorded in the first quarter of 2013 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. For the three months ended September 30, 2013, we recorded after-tax losses of approximately $0.6, which primarily relate to certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. The after-tax losses and the adjustment to carrying value are included in Loss on sale of discontinued operations, net of tax in the consolidated statements of income. The final price paid is subject to final working capital and other customary adjustments. Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0.

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
Quarter Ended September 30, 2013, Compared With Quarter Ended September 30, 2012
Consolidated Results
Net sales for the third quarter of 2013 increased 2% to $463.9, compared with $455.4 for the third quarter of 2012. Lower selling volumes of 1% were more than offset by a 2% increase attributable to the acquisition of the Umeco businesses, acquired in late-July 2012, and price increases that improved sales by 1%. Aerospace and Industrial Materials both had higher sales compared to the third quarter of 2012. Aerospace Materials net sales increased by 7%, of which 3% was due to higher selling prices, 2% was due to new sales from the acquisition of Umeco and 2% was due to increased volumes. Net sales for Industrial Materials segment increased 1%. Sales for In Process Separation and Additive Technologies were lower versus the same period of 2012. In Process Separation sales decreased 7% due to lower volumes of 5% and lower net selling prices of 2%. Additive Technologies net sales decreased 1% due to lower selling prices, while volumes were consistent with 2012.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $313.3, or 67.5% of net sales, in the third quarter of 2013, compared with $316.8, or 69.6% of net sales, in the third quarter of 2012. Total manufacturing costs decreased by $3.5, consisting of $2.7 of lower stranded costs in

2013 following the divestiture of Coating Resins, $1.3 of lower costs and freight due to lower sales volumes, favorable fixed cost absorption of $2.1, lower raw material costs of $1.3, and lower restructuring costs of $0.6. These lower costs of sales were partially offset by higher costs of sales of $3.5 incurred in the third quarter of 2013 related to the Umeco business, which we acquired on July 20, 2012, and higher net period costs of $1.0 driven mostly by higher Aerospace demand.
Selling and technical service expenses were $35.3 in the third quarter of 2013 versus $35.6 in the third quarter of 2012. Research and process development expenses were $12.5 versus $13.0 in the prior year. Administrative and general expenses were $32.3 versus $37.2 in the prior year. Overall operating expenses decreased $5.7, from $85.8 in the third quarter of 2012 to $80.1 in the third quarter of 2013, primarily due to $5.9 of lower stranded costs previously allocated to our former Coating Resins business, $4.3 of lower costs associated with the acquisition of Umeco in 2012, a $2.1 reduction in restructuring charges in 2013 due to initiatives we took in the second quarter of 2012 in preparation for the sale of Coating Resins, and $0.7 of accelerated depreciation in the third quarter of 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction during 2012. The reduction in operating expenses was partly offset by expenses of $4.3 for costs, including consulting fees, associated with the development and implementation of a single, global ERP system, and $2.5 of expenses that we incurred in 2013 from the operations of Umeco, which are largely headcount related, higher costs of $0.7 related to the sale of the distribution business.
Amortization of acquisition intangibles was $3.6 and $3.4 in the third quarter of 2013 and 2012, respectively. The slight increase is due to the amortization of intangible assets acquired as part of the Umeco acquisition in the third quarter of 2012.
Asset impairment charges were $2.7 in the third quarter of 2013, which is primarily for the write-off of plant assets at our manufacturing facility in Beelitz, Germany, under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.
Other expense, net was $0.3 in the third quarter of 2013, equal to the third quarter of 2012.
Interest expense, net was $3.4 in the third quarter of 2013 compared with $7.0 in the prior year. The decrease of $3.6 is primarily due to higher capitalized interest of $2.4 driven by the restart of the carbon fiber expansion project in 2012 and the phosphine plant expansion, lower net interest expense of $1.8, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, which was offset by lower interest income of $0.6.
The effective tax rate for continuing operations for the three months ended September 30, 2013 was a tax provision of 26.6%, or $16.1, compared to a tax provision of 17.4%, or $7.3, for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was favorably impacted by a tax benefit of $3.7 primarily related to a change in tax rate with respect to the deferred tax assets and liabilities associated with an international jurisdiction and a net benefit related to the resolution of an international tax audit.
Net earnings from continuing operations for the third quarter of 2013 was $44.4 ($1.20 per diluted share), an increase of $9.7 from $34.7 ($0.74 per diluted share) reported for the same period in 2012. Included in the third quarter of 2013 was an after-tax charge of $3.9 ($0.11 per diluted share), which includes severance costs plus the Beelitz, Germany asset impairment charge noted above, related to cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth, $0.7 ($0.02 per diluted share) of costs to divest the Umeco distribution business, and a $0.2 income tax expense ($0.01 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. Included in the third quarter of 2012 were charges of $4.3 ($0.09 per diluted share) related to costs incurred for the acquisition of Umeco, after-tax restructuring charges of $3.3 ($0.07 per diluted share) primarily related to plans to realign the supporting structure of our Umeco segment as we take advantage of synergies from the acquisition, after-tax charges of $3.1 ($0.7 per diluted share) related to the third quarter expense of Umeco inventory that was written up to fair value as of the acquisition date, foreign exchange losses of $0.7 after-tax ($0.01 per diluted share) for the settlement of an intercompany loan we acquired in the Umeco transaction, and accelerated depreciation of $0.4 after tax ($0.01 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction. Also included in the third quarter of 2012 is a tax benefit of $8.5 ($0.18 per diluted share) attributable to the reversal of certain tax reserves due the completed U.S. tax audits for the years ended 2004 through 2008. For the three months ended September 30, 2012, net earnings from continuing operations included pre-tax costs previously allocated to the operations of our discontinued Coating Resins segment of $15.7.
(Loss) earnings from discontinued operations, net of tax, were losses of $0.6 in the third quarter of 2013 compared with net earnings of $24.2 in 2012. For 2013, losses from discontinued operations, net of tax consisted of additional expenses for certain tax liabilities related to taxable periods (or portions thereof) ending on or before April 3, 2013. For the third quarter of 2012, discontinued operations consisted of the results of our former Coating Resins segment. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings segment of $39.2, the realized gain of $8.3 on the sale of our PSA product line in the third quarter, which is part of the former

Coatings segment, and a charge of $23.8 to adjust to the carrying value of the assets held for sale at September 30, 2012 to their fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell remaining Coatings segment that we entered into in October 2012. In the third quarter of 2012, discontinued operations of our former Coatings segment included the following after-tax items: costs of $3.0 related to the sale of Coating Resins and restructuring charges of $0.4.
Net earnings for the third quarter of 2013 were $43.8 ($1.19 per diluted share), a decrease of $14.6 from the net earnings of $58.4 ($1.24 per diluted share) in the same period in 2012.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

			Total (1)	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$149.7	$139.0	8%	2%	6%	—%
Latin America (1)	1.7	0.9	—	—	—	—
Asia/Pacific	16.0	14.0	14%	5%	9%	—%
Europe/Middle East/Africa	68.5	66.9	2%	5%	(3)%	—%
Total	$235.9	$220.8	7%	3%	4%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 7% primarily due to a 4% increase in selling volumes, of which 2% is acquisition-related, and 2% was for existing business. The higher selling volumes for existing business in the third quarter of 2013 were primarily attributable to the continued ramp up of the 787 program and increased build rates for single aisle aircraft. Partially offsetting this growth was lower rotorcraft sales. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $40.7, or 17% of sales in 2013, compared with $40.4, or 18% of sales in 2012. The $0.3 increase in earnings consists of increased selling prices of $7.5, improved marginal income due to higher selling volumes of $1.8 including earnings from the Umeco acquisition, and favorable fixed cost absorption of $1.5. These favorable impacts in earnings were partially offset by $3.2 of higher period costs, including freight and warehousing, due to higher spending to meet increased volume demands, $2.7 of stranded costs associated with the sale of the coatings resins business earlier this year, higher operating expenses of $2.1 due to increased investment in research and technical services, $1.5 related to the planned carbon fiber maintenance turn-around and expenses related to our ongoing capital projects, a $0.8 unfavorable impact of foreign exchange rate changes, and higher material costs of $0.2.
Industrial Materials

			Total (1)	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$22.9	$22.2	3%	1%	2%	—%
Latin America (1)	1.7	5.0	—%	—%	—%	—%
Asia/Pacific (1)	2.9	3.5	—%	—%	—%	—%
Europe/Middle East/Africa	43.4	39.4	10%	—%	10%	—%
Total	$70.9	$70.1	1%	1%	—%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.
Overall, net sales increased 1% compared to the third quarter of 2012 primarily due to selling price increases. Higher sales related to the acquisition of Umeco of $15.5, which closed in late July 2012, were offset by lower sales volumes of existing products in the high performance automotive and tooling sectors, and also in reduced sales of our process materials to the wind energy market. Sales for the third quarter of 2012 included $9.0 related to the distribution product line, which we divested on July 12, 2013. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $5.1, or 7% of net sales in 2013, compared with $1.6, or 2% of net sales in 2012. The $3.5 increase in earnings was driven by earnings from operations of $4.4 from the acquired Umeco industrial business, reduced manufacturing and operating expenses of $1.8 due to prior year restructuring initiatives, favorable fixed cost absorption of $0.8, lower raw material costs of $0.6, selling price increases of $0.4, and a favorable impact of $0.1 from changes in exchange rates. These were largely offset by lower marginal income of $3.7 due to the lower aforementioned sales volumes and $0.9 million of stranded cost increases related to the coating resins sale. In the third quarter of 2012, as a result of purchase accounting for the acquisition of Umeco, we wrote up our inventory to fair value by $4.5 and subsequently charged the write up to cost of sales as the inventory was sold in that quarter.
In Process Separation

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$20.8	$26.2	(21)%	—%	(21)%	—%
Latin America	30.8	28.2	9%	—%	9%	—%
Asia/Pacific	20.2	23.2	(13)%	(4)%	(6)%	(3)%
Europe/Middle East/Africa	19.4	20.5	(5)%	(4)%	(1)%	—%
Total	$91.2	$98.1	(7)%	(2)%	(5)%	—%
Net sales were down 7%, primarily due to lower sales volumes of 5% and price decreases of 2%. The volume decrease is primarily from lower sales of phosphine gas as a result of a product quality issue that reduced sales by approximately $3.0 and lower phosphine gas demand in certain end markets, especially electronics. There was a decrease in sales in the alumina market, which was more than offset by increased demand for other mining products during the quarter. Selling prices decreased 2% and changes in foreign exchange did not significantly impact sales.
Earnings from operations were $20.4 or 22% of sales in 2013, compared with $25.4, or 26% of sales in 2012. The $5.0 decrease in earnings is principally due to decreased marginal income from lower selling volumes of $4.2, the impact of stranded costs of approximately $1.9 associated with the sale of the coating resins business earlier this year, price decreases of $1.6, higher net commercial and other operating expenses of $0.4 to support expected future growth. The decreases was partially offset by net favorable fixed cost absorption of $1.1, lower manufacturing costs and freight of $0.8, lower net overall raw material costs of $0.9, and the favorable impact from exchange rate changes of $0.4.
Additive Technologies

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$28.1	$29.5	(5)%	(1)%	(4)%	—%
Latin America	6.3	5.3	19%	(4)%	23%	—%
Asia/Pacific	17.2	16.8	2%	(1)%	5%	(2)%
Europe/Middle East/Africa	14.3	14.8	(3)%	(1)%	(7)%	5%
Total	$65.9	$66.4	(1)%	(1)%	—%	—%
Net sales decreased 1% primarily due to lower selling prices. Selling volumes were flat compared to the third quarter of 2012. The specialty additives product line had lower sales due to planned rationalization of a low margin product, which was mostly offset by higher demand for polymer additive products in Europe and North America and higher sales of formulated resins products. Changes in exchange rates did not significantly affect net sales.
Earnings from operations were $9.0 or 14% of sales in 2013, compared with $10.3 or 16% of sales in 2012. The $1.3 decrease in earnings is due primarily from the impact of stranded costs of approximately $1.5 associated with the sale of the coating resins business earlier this year, unfavorable fixed cost absorption of $1.3, net sales price decreases of $0.8, an unfavorable impact of changes in exchange rates of $0.2. This was partially offset by an increased marginal income due to a favorable sales product mix of $1.1 and lower manufacturing costs of $0.9, and decreased commercial and administration expenses of $0.5.
Nine Months Ended September 30, 2013, Compared With Nine Months Ended September 30, 2012
Consolidated Results
Net sales for the nine months ended September 30, 2013 were $1,455.1 compared with $1,237.4 for the nine months ended September 30, 2012. Overall, net sales increased 18% in 2013, of which 16% was attributable to the acquisition of the Umeco businesses, acquired in July 2012. Price increases improved sales by 2%, while overall selling volumes were consistent with 2012. The impact of exchange rates on sales was minimal. Aerospace Materials net sales increased by 12%, of which 6% was due to new sales from the acquisition of Umeco, higher volumes of 3%, and price increases of 3%. Net sales for Industrial Materials segment increased significantly, mostly due to new acquisition-related sales. Net sales for In Process Separation and Additive Technologies each decreased 1%, due to lower volumes.
For a detailed discussion on revenues refer to the Segment Results section below.
Manufacturing cost of sales was $978.6, or 67.3% of net sales, in the nine months ended September 30, 2013, compared with $850.6, or 68.7% of net sales, in the nine months ended September 30, 2012. Total manufacturing costs increased by $128.0, due mostly to incremental costs of sales of $142.4 incurred in the first nine months of 2013 related to the Umeco business, which we acquired on July 20, 2012. The increase was also due to higher period costs of $2.4, including a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased manufacturing personnel levels resulting from the anticipated growth of the Aerospace Materials for the remainder of 2013, unfavorable fixed cost absorption of $6.2 to control inventory levels, and $4.2 for higher freight and costs from increased sales volumes. The increases were partly offset by $15.6 favorable pension and OPEB MTM adjustments. Additionally, we had $7.9 of lower stranded costs in 2013 following the sale of Coating Resins, lower restructuring charges of $3.3 due to initiatives we took in the second quarter of 2012 in preparation for the sale of Coating Resins, and a $0.4 favorable impact from changes in exchange rates.
Selling and technical service expenses were $110.7 in the nine months ended September 30, 2013 versus $102.3 in the nine months ended September 30, 2012. Research and process development expenses were $36.4 versus $38.2 in the prior year. Administrative and general expenses were $93.4 compared to $98.6 in the prior year. Overall operating expenses increased $1.4, from $239.1 in 2012 to $240.5 in the first nine months of 2013, primarily due to $32.5 of incremental expenses that we incurred in 2013 from the acquisition of Umeco, which are largely headcount related. Increases in operating expenses also included $7.7 for costs, including consulting fees, associated with the development and implementation of a single, global ERP system begun in 2013, and higher costs of $1.1 related to the sale of the distribution business. These increases were partially offset by $18.1 of lower stranded costs previously allocated to our former Coating Resins business, lower restructuring charges of $10.1 due to initiatives we took in the second quarter of 2012, $7.4 of lower costs associated with the acquisition of Umeco in 2012, $2.0 of accelerated depreciation in the first nine months of 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction, and the favorable impact of changes in foreign exchange of $0.8.
Amortization of acquisition intangibles was $11.1 and $5.1 in the first nine months of 2013 and 2012, respectively. The increase is due to the amortization of intangible assets acquired as part of the Umeco acquisition in the third quarter of 2012.
Asset impairment charges were $5.6 in the first nine months of 2013, which includes a charge of $3.0 for the write down of certain manufacturing assets acquired in our Nagpur, India facility. It also includes the write-off of $2.6 of plant assets at our manufacturing facility in Beelitz, Germany, under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.
Other expense, net was $8.5 in the first nine months of 2013 compared to $1.3 in the first nine months of 2012. In 2013, other expense, net included a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and foreign exchange losses of $2.7.
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
Interest expense, net was $14.9 for the nine months ended September 30, 2013 compared with $24.0 in the prior year. The decrease of $9.1 is primarily due to higher capitalized interest of $8.1 due to the restart of the carbon fiber expansion project in 2012, and lower interest expense of $2.9, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, which was offset by lower interest income of $1.9.
The effective tax rate for continuing operations for the nine months ended September 30, 2013 was a tax provision of 25.9%, or $40.4, compared to a tax provision of 38.7%, or $45.3, for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was favorably impacted by a tax benefit of $3.7 primarily related to a change in tax rate with respect to the deferred tax assets and liabilities associated with an international jurisdiction and a net benefit related to the resolution of an international tax audit. In addition, the effective tax rate for the year to date period was primarily impacted by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, a $14.7 benefit related to the loss on early extinguishment of debt, and a net tax benefit of $0.7 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business.
Net earnings from continuing operations for the nine months ended September 30, 2013 was $115.8 ($2.79 per diluted share), an increase of $44.1 from $71.7 ($1.53 per diluted share) reported for the same period in 2012. Included in the nine months ended September 30, 2013 were the following after-tax charges: $24.7 ($0.59 per diluted share) related to the loss on the debt redemption, $4.4 ($0.11 per diluted share) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth, $3.2 ($0.08 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $2.0 ($0.05 per diluted share) for the write down of certain manufacturing assets in Nagpur, India, $1.7 ($0.04 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and charges of $1.1 ($0.02 per diluted share) for costs to divest the Umeco distribution business. Also included in 2013 was a net after-tax benefit of $1.2 ($0.03 per diluted share) for pension MTM adjustments, consisting of the portion deferred in inventory from the fourth quarter 2012 MTM and the curtailment of pension plans triggered by the divestiture of the former Coatings business on April 3, 2013, and a $0.7 net income tax benefit ($0.02 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries. Included in continuing operations for the first nine of 2012 were after-tax charges of $8.7 ($0.18 per diluted share) for pension MTM adjustments deferred in inventory from the fourth quarter 2011 MTM, after-tax restructuring charges of $11.0 ($0.24 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins, charges of $7.2 ($0.15 per diluted share) related to costs incurred for the acquisition of Umeco, an after-tax foreign exchange loss of $0.7 ($0.01 per diluted share) on the settlement of an acquired intercompany loan from the Umeco transaction, and accelerated depreciation of $1.3 after-tax ($0.03 per diluted share) for the sale of our Stamford facility treated as a financing transaction. Also included in the first nine months of 2012 was a tax benefit of $8.5 ($0.18 per diluted share) attributable to the reversal of certain tax reserves due to the completed U.S. tax audits for the years ended 2004 through 2008, and an income tax provision of $14.5 ($0.31 per diluted share) related to the establishment of a liability for unrepatriated earnings of foreign subsidiaries, which we could no longer consider permanently reinvested in those entities, due to the anticipated sale of Coating Resins. Net earnings from continuing operations also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for the nine months ended September 30, 2013, and $50.5 for the nine months ended September 30, 2012.
(Loss) earnings from discontinued operations, net of tax, were $(1.7) in the first nine months of 2013 compared with $76.4 in 2012. For 2013, earnings from discontinued operations, net of tax consisted of earnings from operations of our former Coating Resins segment of $31.6 prior to its sale, the loss on the sale of our former Coating Resins segment of $20.4, and a charge of $12.5 to adjust the carrying value of the distribution business, based on the terms of the sale to Cathay Investments in July 2013.
Net earnings for the nine months ended September 30, 2013 were $114.1 ($2.75 per diluted share), a decrease of $34.0 from the net earnings of $148.1 ($3.16 per diluted share) in the same period in 2012.
Segment Results
Year-to-year comparisons and analysis of changes in net sales by segment and region during the quarter are set forth below.
Aerospace Materials

			Total (1)	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$459.2	$401.1	14%	2%	12%	—%
Latin America (1)	4.1	3.1	—%	—%	—%	—%
Asia/Pacific	47.1	43.4	9%	4%	5%	—%
Europe/Middle East/Africa	211.3	197.5	7%	5%	2%	—%
Total	$721.7	$645.1	12%	3%	9%	—%

(1)	Due to the low level of sales in this geographic region, percentage comparisons are not meaningful.

Net sales increased 12% primarily due to a 9% increase in selling volumes, of which 6% are acquisition-related sales increase, and 3% were for existing business. The higher selling volumes for existing business in the year to date September 30, 2013 were primarily attributable to the continued ramp up of new large commercial transport programs, primarily Boeing's 787 program, and to a lesser extent, increased build rates for single aisle aircraft, and business jets. Partially offsetting the increases were inventory reductions in military segments and certain large commercial transport programs and lower rotorcraft sales. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $140.4, or 19% of sales in 2013, compared with $126.7, or 20% of sales in 2012. The $13.7 increase in earnings consisted of higher selling prices of $20.3, improved marginal income due to higher selling volumes of $12.4, earnings of $3.7 related to the Umeco acquisition, and the favorable impact of foreign exchange rate changes of $0.1. The increases were partially offset by higher manufacturing period costs, including freight and warehousing, of $6.7, which includes a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased personnel spending to meet increased production demands, $5.1 of stranded costs associated with the sale of coating resins business earlier this year, unfavorable fixed cost absorption of $4.2 related to inventory builds in 2012, $3.6 related to the planned carbon fiber maintenance turn-around and expenses related to our ongoing capital projects, $2.7 of higher raw material costs and higher waste driven by increased production, and higher operating expenses of $0.3 due to higher selling expenses and increased investment in research and development.
Industrial Materials

			Total (1)	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$70.0	$38.1	—%	—%	—%	—%
Latin America	8.4	5.1	—%	—%	—%	—%
Asia/Pacific	9.0	3.8	—%	—%	—%	—%
Europe/Middle East/Africa	152.5	47.2	—%	—%	—%	—%
Total	$239.9	$94.2	—%	1%	—%	—%

(1)
The Umeco acquisition occurred on July 20, 2012. Due to the low level of existing prior year sales in all geographic regions, the majority of the difference is due to the acquisition and percentage comparisons are not meaningful.

Overall, net sales increased $145.7 primarily due to net sales $212.3 in 2013 from the Umeco business acquired in July 2012. For existing product lines, our selling volumes decreased by $12.3, or 13%, due to weak demand from the high performance automotive and motor sports markets and tooling applications. Increased selling prices resulted in higher sales of 1%. Changes in exchange rates did not significantly impact net sales. Sales for the first nine months of 2013 and 2012 include $25.4 and $9.0, respectively, related to the distribution product line, which we divested on July 12, 2013.
Earnings from operations were $13.0, or 5% of net sales in 2013, compared with $5.5, or 6% of net sales in 2012. The $7.5 increase in earnings was driven by earnings from operations of $9.6 from the Umeco industrial business, reduced period costs and operating expenses of $2.3 and $1.3, respectively, from prior year restructuring initiatives, favorable fixed cost absorption of $1.2, selling price increases of $1.0, lower raw material costs of $0.8, and a favorable impact of changes in exchange rates of $0.4. These were largely offset by lower marginal income of $7.5 due to lower sales volumes for existing product lines, and the impact of stranded costs of approximately $1.6 associated with the sale of the coating resins business earlier this year.
In Process Separation

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$74.1	$79.5	(7)%	2%	(9)%	—%
Latin America	84.8	84	1%	—%	1%	—%
Asia/Pacific	73.5	67.2	9%	(3)%	13%	(1)%
Europe/Middle East/Africa	54.0	59.2	(9)%	1%	(10)%	—%
Total	$286.4	$289.9	(1)%	—%	(1)%	—%
Net sales were down 1%, primarily due to lower sales volumes. The volume decrease in 2013 is primarily from lower phosphine gas sales of $7.6, which is related to a quality issue of approximately $3.0 and weaker demand, particularly in the electronics market, compared to 2012, as well as weaker demand in the alumina market. The decreases are partly offset by higher demand for mining products related to copper and other base metals.

Earnings from operations were $66.6 or 23% of sales in 2013, compared with $77.0, or 27% of sales in 2012. The $10.4 decrease in earnings is principally due to lower marginal income from lower sales volumes of $3.5, the impact of stranded costs of approximately $3.0 associated with the sale of the coating resins business earlier this year, higher net commercial and other operating expenses of $1.8 to support future growth, higher freight and warehousing costs of $0.8, higher manufacturing costs of $0.6 due to higher plant operating costs, $0.4 for a customer's bad debt, $0.3 of net unfavorable fixed cost absorption, $0.2 for higher raw material costs and $0.1 from decreased selling prices. This decrease in earnings was partially offset by a $0.3 favorable impact from changes in exchange rates.
Additive Technologies

			Total	% Change Due to
	2013	2012	% Change	Price	Volume/Mix	Currency
North America	$91.8	$92.5	(1)%	2%	(3)%	—%
Latin America	17.8	16.3	9%	(2)%	11%	—%
Asia/Pacific	50.8	52.3	(3)%	(4)%	3%	(2)%
Europe/Middle East/Africa	46.7	47.1	(1)%	—%	(3)%	2%
Total	$207.1	$208.2	(1)%	—%	(1)%	—%
Net sales were lower by 1% compared with 2012 due mostly to slight decreases in selling volumes. Selling volumes growth due to higher demand for polymer additive products in Europe, North America and Latin America were offset by lower sales for specialty additive products due to product rationalization of low margin products. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $30.1 or 15% of sales in 2013, compared with $31.9 or 15% of sales in 2012. The $1.8 decrease in earnings is due primarily from unfavorable fixed cost absorption of $2.9, the impact of stranded costs of approximately $2.6 associated with the sale of the coating resins business earlier this year, an unfavorable impact of changes in exchange rates of $0.9, and sales price decreases of $0.5. This was partially offset by lower costs for raw materials of $2.2, lower freight and other manufacturing period costs of $1.4, increased marginal income due to higher selling volumes of $1.0, and decreased commercial and administration expenses of $0.5.
RESTRUCTURING ACTIVITIES
2013 Restructuring Initiatives
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma and Anaheim, California locations. Approximately 120 employees will be impacted by this move. The estimated total cost of this initiative is approximately $27.0 which includes capital and other costs of approximately $13.0 to move the products into the existing operations and approximately $3.5 for non-cash accelerated depreciation expense. The remaining costs are for retention and severance plans, certain lease liabilities on impacted facilities and clean-up costs. Product re-sites and re-qualifications will begin immediately with final completion by year end 2014. These plans resulted in a restructuring charge of $1.1 in the first nine months of 2013, with the majority of the remaining expense amount recorded over the second half of 2013 and full year 2014 as specific events occur to complete this initiative.
LIQUIDITY AND FINANCIAL CONDITION
At September 30, 2013, our cash balance was $176.6 compared with $179.3 at December 31, 2012. At September 30, 2013, approximately 56% of our cash was located outside of the U.S.
Net cash provided by continuing operations
Net cash provided by operating activities of continuing operations was $89.4 in 2013 compared with $103.9 in 2012. Trade accounts receivable decreased $4.3, as days outstanding of 48 days as of the end of the third quarter of 2013 was down one day from year end 2012. Accounts payable increased by $18.4, as accounts payable days outstanding at September 30, 2013 increased 3 days to 49 days, up from 46 days at the end of 2012. Inventory increased $17.0. Inventory days on hand were at 90 days at the end of the third quarter of 2013, which is up 8 day since year end 2012. This was due primarily to increased inventory levels spread across the businesses as a result of sales orders shifted to the fourth quarter and inventory builds for the maintenance shutdowns we had at the end of the third quarter and have planned for the fourth quarter. Accrued expenses decreased by $3.7, primarily due to payments related to 2012 incentive compensation. Income taxes payable decreased by $49.4, primarily due to the $21.0 corporate income tax payment primarily related to the divestiture of the PSA product line in

2012. This payment, which was statutorily due on December 17, 2012, was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy. Other liabilities in 2013 decreased by $95.6, primarily due to contributions to our pension and postretirement plans. We disclosed in our 2012 Annual Report on Form 10-K that we expected to contribute $57.4 and $10.2, respectively, to our pension and postretirement plans in 2013. Through September 30, 2013, actual contributions to our pension and postretirement plans were $70.2 and $5.2, respectively, which includes a $65.0 contribution to our U.S. pension plans funded by a portion of the proceeds from the sale of Coating Resins received in April 2013.
Net cash used in investing activities of continuing operations was $217.5 in 2013 compared to $529.7 in 2012. Capital spending for the first nine months of 2013 was $217.5 compared to $84.3 in 2012. Capital spending in 2013 is primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had previously been placed on hold to support our growing demand for carbon fiber based composites. The construction phase of the project is expected to be completed in the first quarter of 2014, with aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with the construction phase expected to be competed in 2014 and commercial production expected to occur in 2015. In 2012, we began expansion of our phosphine plant in Canada for our In-Process Separation segment, with construction expected to be completed by mid-2014. Our total capital spending for 2013 is expected to be approximately $300.0 for continuing operations. In the first nine months of 2012, we used $445.4 in cash to acquire Umeco plc and a business in India to increase our manufacturing capacity in our In-Process Separation segment, as discussed in Note 4 of the Consolidated Financial Statements.
Net cash used in financing activities in 2013 was $763.4, compared to net cash provided of $17.7 in 2012. During the first nine months of 2013, we made net payments of $22.0 on our short and long term borrowings. This primarily consisted of net proceeds of $397.2 from the issuance of new 10 year, 3.5% debt in March 2013, which were used in part to pay $136.8 to redeem $135.2 face value of our 4.6% notes that we called for redemption in February 2013, $121.1 to repurchase $107.8 face value of our 6.0% notes due in October 2015, and $108.3 to repurchase $85.1 face value of our 8.95% notes due in July 2017. These repurchases were done under tender offers that commenced in February 2013. We also made net payments of $62.0 on our Revolving Credit Facility, and received net proceeds of $7.6 on debt of a non-U.S. subsidiary. We also received $21.3 of proceeds from stock option exercises, and had $4.5 of excess tax benefits related to share-based payments in the first nine months of 2013. We repurchased $750.1 of treasury stock and paid $17.1 of cash dividends during the first nine months of 2013.
Share repurchases
During the three and nine months ended September 30, 2013, we repurchased 1,397,579 and 10,174,755 shares, respectively, of our common stock at a total cost of $108.1 and $750.1, respectively. There were no repurchases in the first nine months of 2012. There are no amounts remaining under the buyback program as of September 30, 2013.
Dividends
On July 18, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on August 26, 2013 to shareholders of record as of August 9, 2013. Cash dividends paid in the third quarter of 2013 and 2012 were $4.5 and $5.7, respectively, and for the nine months ended September 30, 2013 and 2012 were $17.1 and $20.2, respectively. Dividends paid in the first nine months of 2013 and 2012 include $1.8 and $3.0, respectively, paid by a majority owned subsidiary to its minority shareholder. On October 17, 2013, the Board of Directors declared a $0.125 per common share cash dividend, payable on November 25, 2013 to shareholders of record as of November 11, 2013.
Net cash (used in) provided by discontinued operations
Net cash used in operating activities of discontinued operations for the first nine months of 2013 was $107.4, compared to net cash provided of $82.1 for the first nine months of 2012. For 2013 and 2012, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, plus the impact of changes in working capital during the periods. Also included in 2013 is a tax payment of approximately $44.0 made in the third quarter related to the tax gain on the disposal transaction. Net increases to working capital reduced cash by approximately $86.6 in the first nine months of 2013, while net decreases to working capital provided cash of approximately $13.0 in 2012. Net earnings of discontinued operations in the first nine months of 2012 included the impact of depreciation and amortization of approximately $42.4, related to the periods prior to the classification of Coating Resins assets as held for sale. In the first nine months of 2013, no depreciation or amortization was taken on these assets.
Net cash provided by investing activities of discontinued operations was $1,002.0 for the first nine months of 2013, compared to $97.4 in 2012. In April 2013 we sold our former Coating Resins segment, and received cash proceeds of approximately

$998.9 net of related transaction costs. In the third quarter of 2013, we sold the former distribution business of the Industrial Materials segment for cash proceeds of $6.4, net of cash balances sold. Capital expenditures related to discontinued operations for the first nine months of 2013 were approximately $3.2. For 2012, we received net proceeds of $112.8 from the sale of the PSA product line in the third quarter of 2012 and proceeds of $4.0 from the sale of assets, which were offset by $19.4 of capital expenditures in the Coating Resins business.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements and planned capital expenditures, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 five-year revolving credit agreement, including a maximum permitted ratio of Total Consolidated Debt (as defined) to Consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this agreement could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the agreement as of September 30, 2013. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated Debt Covenant Ratio as compared to the maximum Debt Covenant Ratio permitted under the agreement. At September 30, 2013, $400.0 of the facility was available to us, and we expect that the full amount will continue to be available based on our current forecasts.
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
Contractual Obligations and Commitments
Reference is also made to Note 13 in Notes to Consolidated Financial Statements included herein which describes certain gross liabilities totaling $16.9 for unrecognized tax benefits for continuing operations that will be resolved at some point over the next several years.
OTHER
2013 OUTLOOK
In our October 17, 2013 press release, which was also furnished as an exhibit to a Current Report on Form 8-K, we presented our outlook for our full year 2013 results at the time based on various assumptions set forth in the press release. There can be no assurance that sales or earnings will develop in the manner projected. Actual results may differ materially. See “Comments on Forward Looking Statements.”
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
Interest Rate Risk: At September 30, 2013, our outstanding borrowings consisted of $716.3 of long-term fixed rate debt. Our long-term debt had a carrying and face value of $716.3 and $724.9, respectively, and a fair value of approximately $731.9.
There was no variable rate debt outstanding as of September 30, 2013.
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At September 30, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.

At September 30, 2013, the currency and net contractual amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts totaled $248.8. The favorable fair value of currency contracts, based on forward exchange rates at September 30, 2013, was approximately $0.1. Assuming that period-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies was to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at September 30, 2013 would decrease by approximately $24.9. However, since these contracts economically hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the item or transaction being hedged.
Item 4. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the period ended September 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
During the three months ended September 30, 2013, we repurchased common stock for $108.1 under our stock buyback program. There are no amounts remaining under the buyback program as of September 30, 2013.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Program

July 22, 2013 - July 31, 2013	394,087	$76.82	394,087	$77.8
August 1, 2013 - August 31, 2013	1,003,492	$77.49	1,003,492	—
September 1, 2013 - September 30, 2013	—	—	—	—

Item 6. EXHIBITS
(a). Exhibits
See Exhibit Index on page 45 for exhibits filed with this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTEC INDUSTRIES INC.

By:	/s/ David M. Drillock
David M. Drillock
Vice President and Chief Financial Officer
October 31, 2013

Exhibit Index

12	Computation of Ratio of Earnings to Fixed Charges for the three and nine months ended September 30, 2013 and 2012

31.1	Certification of Shane Fleming, Chief Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of David Drillock, Chief Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Shane Fleming, Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of David Drillock, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.