Form 10-K
period 2013-12-31
CYTEC INDUSTRIES INC/DE/
filed 2014-02-21
CIK 912513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At June 30, 2013 the aggregate market value of common stock held by non-affiliates was $2,662,230,230 based on the closing price ($73.25 per share) of such stock on such date.
There were 35,677,908 shares of common stock outstanding on February 10, 2014.
DOCUMENTS INCORPORATED BY REFERENCE

Documents	Part of Form 10-K
Portions of Cytec’s Proxy Statement for 2014 Annual Meeting of Common Stockholders, to be held on April 22, 2014	Part III

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
Forward-looking statements include, among others, statements concerning: our or any of our segments’ outlook for the future, anticipated results of acquisitions and divestitures, future aircraft build rates, expectations on the amount of our composite material content on new aerospace programs, timing of new mine startups, selling price, raw material cost and working capital trends, anticipated changes in currency rates and their effects, economic forces within the industries in which we operate, anticipated costs, target completion and qualification dates and expenditures for capital projects, expected sales growth, operational excellence strategies and their results, expected annual tax rates, our long-term goals, environmental remediation costs, future legal settlements, claims and judgments, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are based upon our current beliefs and expectations and are subject to significant risks and uncertainties including those discussed in Item 1A, “Risk Factors,” below and elsewhere in this report. Actual results may vary materially from those set forth in the forward-looking statements.
The following factors, among others, could affect our anticipated results: our ability to successfully complete planned or ongoing restructuring and capital expansion projects, including realization of the anticipated results from such projects; our ability to maintain or improve current ratings on our debt; our ability to obtain financing or borrow fully against committed lines, changes in financial conditions or the financial status of our existing lenders markets; changes in global and regional economies; the financial well-being of our customers and the end-consumers of products incorporating our products; changes in demand for our products or in the quality, costs and availability of our raw materials, particularly when such raw materials are only available from a single or limited number of sources and cannot be substituted with other unqualified materials; timing of new product introductions; customer inventory reductions; changes in the build rates for certain aircraft programs; the actions of competitors; currency and interest rate fluctuations; technological change, particularly in aerospace program technology; manufacturing capacity constraints; our ability to renegotiate expiring long-term contracts; our ability to raise our selling prices when our product costs increase; changes in employee relations, possible strikes or work stoppages at our facilities or at the facilities of our customers or suppliers; new laws and regulations or changes in their interpretation, including those related to taxation, global warming and those particular to the purchase, sale, storage and manufacture of chemicals or operation of chemical plants; governmental funding for those military programs that utilize our products; litigation, including its inherent uncertainty and changes in the number or severity of various types of claims brought against us and changes in the laws applicable to these claims; quality problems; difficulties in plant operations and materials transportation, including those caused by hurricanes or other natural forces; short or long-term climate changes; environmental matters; returns on employee benefit plan assets and changes in the discount rates used to estimate employee benefit liabilities; changes in the medical cost trend rate; changes in accounting principles or new accounting standards; political instability or adverse treatment of foreign operations in any of the significant countries in which we or our customers operate; war, terrorism or sabotage; epidemics; and other unforeseen circumstances. Unless indicated otherwise, the terms “Cytec,” “Company,” “we,” “us,” and “our” each refer collectively to Cytec Industries Inc. and its subsidiaries.

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

PART I
(Currencies in millions, except per share amounts)
Item 1.
BUSINESS
Overview
We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. Our strategy is to develop a robust, sustainable portfolio of businesses that provide sales and earnings growth and minimum operating margins of 10%, and to improve our return on assets by investing in and expanding our growth platforms while selectively monetizing or exiting non-strategic or under-performing businesses. We have been active in our portfolio realignment in the past 3 years. In February 2011, we divested our Building Block Chemicals business. In July 2012 we acquired Umeco plc (“Umeco”), a provider of advanced composites and process materials to the aerospace and industrial markets. Also in July 2012 we divested our pressure sensitive adhesives (“PSA”) product line. In April 2013, we completed the sale of our Coating Resins business to Advent International. The amounts and percentages included in the document exclude our discontinued operations, except where noted. We had net sales from continuing operations of $1,935.0 and earnings from operations of $309.4 in 2013. We operate on a global basis with 48% of our 2013 revenues in North America, 31% in Europe, Middle East, and Africa, 13% in Asia-Pacific and 8% in Latin America. We have manufacturing and research facilities located in 11 countries. Cytec was incorporated as an independent public company in December 1993.
Segment Realignment
We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with strategic and operational changes.
In the first quarter of 2013, we began reporting separately the aerospace and industrial materials businesses out of the former Engineered Materials and former Umeco segments into two new segments, Aerospace Materials and Industrial Materials. They are managed and reported separately as the markets and distribution channels are distinct. While their manufacturing assets and processes are similar, their supply chains are dissimilar. We believe this is a more appropriate way to reflect how we manage the business and follows our strategy of focusing on aerospace and industrial markets separately. We believe this is more transparent and understandable to investors. The segment information presented herein reflects this change in our business segments.
As discussed in Note 3 of Notes to Consolidated Financial Statements, the former Coating Resins and Building Block Chemicals segments are reported as discontinued operations for all periods presented. As discussed in Note 2 of Notes to Consolidated Financial Statements, the acquired Umeco business is reported partly in our Aerospace Materials segment, but mostly in our Industrial Materials segment, and includes results of operations since we acquired it on July 20, 2012. We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling, and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.
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

•
Be universally recognized as the technology leader in our markets. We are dedicated to creating a sustainable competitive advantage through superior technology. We believe our technology is the ultimate engine of our growth and success. To that end, we focus on our new product pipeline and delivering value-added products to our customers every year. In 2013, we continued to invest in our growth platforms (i.e., Aerospace Materials, Industrial Materials, and In Process Separation).

•
Positively impact society by our commitment to safety, health, and environmental stewardship. We focus our innovation on the development of environmentally sustainable products, and demonstrate our respect for the communities in which we operate. We operate on a global basis with manufacturing plants and research facilities located in 11 countries, including high growth emerging markets where we will continue to expand sales as markets develop. Our global operations add to the vitality and the economy of the regions in which we operate.

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
Acquisitions
Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco, an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported partly in the Aerospace Materials segment, but mostly in the Industrial Materials segment. See Note 2 of Notes to Consolidated Financial Statements for further details.
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (“SOIL”), in Nagpur, Central India, in a cash transaction. The acquisition is expected to increase our global capacity for our metal extraction product (“MEP”) line of our In Process Separation segment by approximately 15%, and provide the ability to further expand production at the site. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in mid-2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business. See Note 2 of Notes to Consolidated Financial Statements for further details.
Discontinued Operations and Dispositions
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins business to Advent International (“Advent”), a global private equity firm, for $1,015.0 plus assumed liabilities of $118.0, bringing the total value to $1,133.0. As a result, we recorded a cumulative after-tax loss on the sale of $16.9 in 2013. These cumulative after-tax losses are included in Net (loss)

gain on sale of discontinued operations, net of tax in the consolidated statement of income for 2013. The final price paid and loss on sale is subject to final working capital and other customary adjustments.
Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. We recorded an after-tax gain on the sale of PSA of $8.6 in 2012, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income. We also recorded cumulative after-tax charges of $24.7 in 2012 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income for 2012.
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
Sale of the Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired from Umeco in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
Associated company and minority interests
As part of our investment in the former Coating Resins, we owned a 50% interest in SK Cytec Co., Ltd. and a majority share of two consolidated entities. Each of these entities was divested with the sale of Coating Resins in 2013. They were immaterial to the results of our operations, and are included in the results of our discontinued operations.
Building Block Chemicals
On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, which was subsequently paid in February 2013. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the business was treated as discontinued operations and excluded from both continuing operations and segment results for all periods presented. In 2011, we recorded an after-tax gain of $36.5 on the sale of the business which is included in Net (loss) gain on sale of discontinued operations, net of tax on the consolidated statement of income for 2011.
SEGMENT INFORMATION
Revenues from external customers, earnings from operations, and total assets for each of our four reportable segments can be found in Note 19 of Notes to Consolidated Financial Statements. The following segment information reflects the change in our business segments announced in the first quarter of 2013.
Aerospace Materials
Our Aerospace Materials segment is a global provider of technologically advanced materials for aerospace markets.

Its primary product lines and products are:

Product Line	Major Products	Principal Applications
Advanced composites	Aerospace-qualified prepregs, resin infusion systems, ablatives	Large commercial airliners, regional and business jets, military aircraft, rotorcraft, engines and launch vehicles

Structural and film adhesives	Structural/surfacing adhesives films	Large commercial airliners, regional and business jets, military aircraft, rotorcraft, and engines

Carbon fibers	High performance standard modulus carbon fibers	Reinforcements for secondary structure aerospace and advanced industrial composites
We typically market Aerospace Materials products and services directly to our customers using our dedicated sales and technical support team. Sales are largely dependent on commercial and military aircraft build-rates and the number of aircraft programs that specify us as a qualified supplier. A large majority of global commercial aircraft programs qualified and specify our products for use in primary and secondary structure applications. We have a number of long-term agreements, expiring over various periods, to supply aircraft manufacturers with various qualified aerospace materials, with the prices generally being fixed by year.
We are a major supplier for military fixed wing programs, such as the F-35 Joint Strike Fighter and F-18 fighter jet programs, where advanced composites generally account for a higher percentage of structural weight. Newer commercial aircraft, such as the Boeing 787 Dreamliner and the Airbus A350, are included in the programs to which we supply advanced composites and structural adhesives. These aircraft have adopted a higher percentage of advanced composites to deliver greater fuel efficiency. We are also a leading supplier for the business and regional jet market, supporting new programs such as Bombardier’s CSeries and the HondaJet aircraft, and for the emerging aerospace markets in China, UAE and Russia. Another important composites application is aircraft engines, where we are supplying resin systems for the fan blades and containment cases to the new LEAP-1 engines program. These engines are an option for Airbus’s A320neo program, are available on Boeing’s 737MAX and have been selected for the C919 program, COMAC’s new single-aisle commercial jet. We expect the demand for advanced composites, structural adhesives and carbon fiber reinforcement to increase as new aerospace programs and applications are designed, developed and introduced.
Advanced Composites, Structural Adhesives and Carbon Fibers
Advanced composites are exceptionally strong and lightweight materials (prepregs and resin infusion systems) we manufacture from high performance fibers (like carbon fiber) with epoxy, bismaleimide, phenolic, polyimide and other resins formulated or purchased by us.
Our customers use composites for primary structural aircraft applications such as wing, tail and rudder assemblies, engine fan blades and housings and fuselage components. Composites are also used for secondary structural applications such as fairings and aircraft interiors. Standard modulus carbon fibers are used largely for secondary structure composites, while intermediate modulus fibers are used for primary structure composites. Ablatives are used for rocket nozzles and launch components and our carbon/carbon products to make aircraft and other high-performance brakes.
Structural and film adhesives are used for bonding and surfacing both metal and composite aircraft components. We also manufacture specialty adhesive forms for complex composites assemblies, such as honeycomb and sandwich structures and special surfacing films to provide aircraft lightning strike protection. We manufacture and sell various high-performance grades of standard modulus polyacrylonitrile (“PAN”) type and pitch type carbon fibers used as a reinforcement material for aerospace and other extreme-demand and high-performance composites. Carbon fiber has many advantageous characteristics in the manufacture of advanced composites, such as lightweight properties, high strength, long fatigue life and enhanced heat and corrosion resistance. We utilize approximately 89% of our carbon fiber production internally (which represents approximately 53% of our demand for carbon fiber) and sell the balance to third parties. We purchase all of the aramid, glass and intermediate modulus carbon fibers and base resins and a portion of the standard modulus carbon fibers used to manufacture our composites from third parties.

We began construction on a new standard modulus carbon fiber line in South Carolina in early 2008. On completion, the new production line will double our capacity for PAN carbon fiber. In the first quarter of 2009, we decided to delay the completion of the carbon fiber expansion project due to recession-driven demand reductions. Since then, carbon fiber demands have significantly increased, and we restarted the project in 2012. We expect the project to cost $324.0 on completion, of which

$272.2 has been spent as of December 31, 2013, and expect the project to be complete and qualified for aerospace applications in 2016.
Industrial Materials
Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Structural materials	Industrial grade prepregs, resin infusion systems, structural/surfacing adhesives	High performance composites for motorsports, automotive, defense, rail, tooling, recreation, alternative energy and other markets

Process materials	Process materials/solutions (vacuum bagging, release films and sealant tapes)	Process materials for the forming, infusion, and curing of composite structures

In Industrial Materials, we market our products through a direct sales force for the structural materials and process materials product lines. In certain regions globally both the structural materials and the process materials product lines use agents to market products to our customers. We employ a specialized technical service organization and a customer support team to enable Industrial Materials to create value for our customers.
Structural Materials
Our structural materials product line includes the development, manufacturing and supply of advanced composite materials for a diverse range of industries such as motorsports, automotive, defense, rail, tooling, recreation, alternative energy and other markets. We have manufacturing operations in the U.K. and the U.S., and distribute our products worldwide. Our customers for this product line include Formula 1 teams, manufacturers of high performance supercars, Boeing, Airbus, and key players in the other markets we serve.
Process Materials
Our process materials product line includes the development, manufacture, and supply of vacuum bagging and other process materials to the composites industry and other markets, providing a wide range of materials and technical support to a growing number of international customers. We have manufacturing operations in Italy and France, and value-added distribution facilities in the U.K. and the U.S. We have a global distribution network, and our customers for this product line include Airbus, Boeing, and manufacturers of wind turbine blades.
In Process Separation
Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Mining chemicals	Flotation promoters, collectors, frothers, dispersants and depressants, solvent extractants, flocculants, filter and dewatering aids, antiscalants, and defoamers	Mineral separation and processing for copper, alumina, cobalt, nickel, phosphate, and other minerals

Phosphines	Catalyst ligands, high purity phosphine gas and biocides	Pharmaceutical, chemical and electronic manufacturing, gas fracking, and fumigation
We market our In Process Separation chemicals through specialized sales and technical service staffs for each of our product lines. Sales are usually made directly to large customers and through distributors to smaller customers. For a discussion of raw materials, refer to “Customers and Suppliers.”
Mining Chemicals
Our mining chemicals product line is primarily used in applications to separate desired minerals from host ores. We have a leading position in the base metal processing industry, particularly in the flotation and solvent extraction of copper and associated metals. Our phosphine-based mining chemical products are used primarily in the flotation of complex sulfide ores and the solvent extraction of cobalt/nickel. We also have a leading position in the alumina processing industry, where our HxPAMs are particularly effective at the flocculation of “red mud” and our patented MaxHT® antiscalant is sold for suppressing sodalite scale formation. Demand for mining chemicals varies mostly with industry conditions such as global demand and inventory levels with respect to which our products have processing applications. We strive to develop new technologies as well as new formulations tailored for specific applications. Our expectation is that demand for our specialty and new products will continue to grow which may require us to make capital investments in new capacity over the next several years. The previously discussed acquisition of SOIL will increase Cytec’s global capacity for its metal extraction product line by approximately 15% and provide the ability to further expand production at the site. On completion of the upgrades to SOIL’s manufacturing capacity, we will expand our global manufacturing footprint for the In Process Separation business, providing us with a more direct supply chain line to better serve our mining customers in Africa and the Asia Pacific region. Our expectation is that this work will be completed and we will begin production of our mining chemical products in mid-2014.
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
Due to projected higher demand levels for phosphine products, we are in the process of expanding our plant in Canada, which is expected to be complete and ready for commercial production in mid-2014. The total project cost is estimated to be approximately $160.0.
Additive Technologies
Set forth below are our primary product lines and major products in this segment and their principal applications.

Product Line	Major Products	Principal Applications
Polymer additives	Ultraviolet light stabilizers and absorbers, high performance antioxidants and antistatic agents	Plastics, coatings, and fibers for: agricultural films, automotive parts, building and construction, packaging, outdoor furniture, sporting goods, toys and apparel

Specialty additives	Surfactants and PTZ® Phenothiazine (acrylic acid stabilizers)	Water-based paints, adhesives, and coatings for textiles and paper, super absorbent polymers, pharmaceuticals and acrylic acid

Formulated resins	Formulated resins	Formulated resins for bonding and/or sealing of electrical and electronic components, and filtration
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

Formulated Resins
Our formulated resins products include formulated high technology, specialty polyurethane and epoxy resin systems tailored to suit the individual needs of our customers. Common uses for this technology include electronics encapsulation and protection, adhesive applications to bond metal to composite materials, filtration membranes adhesion or sealing and in the tooling industry.
Associated Company
As part of the Umeco transaction, we acquired a 51% interest in Shanghai Umeco Composites Co. Ltd, which made products used in our Industrial Materials segment. In July 2013, in agreement with our joint venture partner, we decided to exit and shutdown the joint venture in China. The decision resulted in an after-tax charge of approximately $3.2 in 2013, which is included in Other (expense) income, net on the consolidated statements of income. Since the entity did not satisfy the characteristics of a variable interest entity, and the minority interest holder had rights that allowed them to participate in certain significant decisions expected to be made in the ordinary course of business, we accounted for this joint venture using the equity method of accounting. Our portion of the joint venture’s results of operations is included in Equity in losses of associated companies in our consolidated statements of income. The final liquidation of the joint venture is expected to occur in the first quarter of 2014.
Competition
We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation, product recognition and quality, depending on the product involved. For some of our products, our competitors are larger, have greater financial resources, or are more vertically integrated. As a result, these competitors may be able to offer better supply security to end customers and better able to withstand a change in conditions within the industries in which we operate, changes in the prices of raw materials without increasing their prices, or a change in the economy as a whole. To compete effectively over the long term, we may need to secure alternate access to cost competitive intermediate modulus carbon fibers for primary structure aerospace applications and large tow carbon fibers for automotive and industrial applications.
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
In general, we compete by maintaining a broad range of products, focusing our resources on products in which we have a competitive advantage and fostering our reputation for quality products, competitive prices and excellent technical service and customer support. To help increase sales and margins, we are seeking to leverage our leading market positions and our research and development efforts to develop value-added products and products based on proprietary technologies. If we cannot compete successfully, our businesses, financial condition, results of operations, and cash flows could be adversely affected.
Customers and Suppliers
Approximately 20%, 19% and 18% of our 2013, 2012 and 2011 net sales, respectively, were to Boeing and its subcontractors, of which 20%, 18%, and 17% related to our Aerospace Materials segment, and 0%, 1%, and 1% related to our Industrial Materials segment. A summary of various long-term customer supply agreements is disclosed under “Commitments” in Note 12 of Notes to Consolidated Financial Statements.
A number of our customers operate in cyclical industries such as the automotive and construction industries, and in the somewhat less cyclical aerospace and mining industries. This in turn, causes demand for our products to also be cyclical.
Key raw materials for the Aerospace Materials and Industrial Materials segments are carbon fiber and various resins. Key raw materials for the In Process Separation and Additive Technologies segments are propylene derivatives such as acrylic acid, oxo-alcohols, nonylphenol, maleic anhydride and natural gas for energy. These are typically available although we have experienced tight markets for certain raw materials from time to time.
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
To minimize reliance on any one supplier, we generally attempt to retain multiple sources for high-volume raw materials. We are dependent on a limited number of suppliers for carbon fibers that are used in many of our advanced composite products. As we manufacture some of our own standard modulus carbon fibers, the risk of future carbon fiber supply limitations is somewhat reduced. Because of the time and expense to qualify materials for aerospace applications, a supply shortage in a low volume raw material also could cause production disruptions. Accordingly, there are risks of supply disruptions.
Changes to raw material costs year on year are an important factor in profitability. Raw material prices can increase or decrease based on supply and demand and other market forces. We have, from time to time, experienced difficulty procuring several key raw materials, such as but not limited to, carbon fiber and certain base resins due to general market conditions or conditions unique to a significant supplier. We may experience supply disruptions of these and other materials in the future. Such conditions, if protracted, could result in our inability to manufacture our products, resulting in lower than anticipated revenues. If we are unable to raise our selling prices to recover the increased costs of raw materials driven by higher energy costs or other factors, our profit margins will be adversely affected. In other cases, we may have to reduce the selling prices of our products due to competitive pressures and may not be able to retain the additional profitability from the reduced raw material costs.
International
We operate on a global basis, with manufacturing and research facilities located in 11 countries. Through our sales forces, third-party distributors and agents, we market our products internationally. Geographical information is contained in Note 19 of Notes to Consolidated Financial Statements.
International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on royalties, dividends and remittances, exchange rate fluctuations, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils. Since we conduct business through subsidiaries in many different countries, fluctuations in exchange rates could have a major impact on our reported revenues, which are reported in U.S. dollars. In 2013, approximately 55% of our consolidated net sales occurred outside of the U.S., a significant portion of which are denominated in foreign currencies. However, we have material operations outside the U.S. which tend to offset some of the impact on earnings. Accordingly, changes in exchange rates could cause favorable or unfavorable fluctuations in our reported results of operations. Cross border transactions, both with external parties and intercompany relationships result in increased exposure to exchange effects. Such fluctuations between the various currencies in which we do business have caused and will continue to cause currency transaction gains and losses, which may be material. While we may periodically enter into currency forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity, it is not always cost effective to hedge all foreign currency exposures in a manner that would completely eliminate the effects of changes in exchange rates on our results of operations or cash flows. Further, our international sales are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar could result in favorable or unfavorable translation effects as the results of our foreign operations are translated into U.S. dollars. Foreign currency translation unfavorably impacted our sales by approximately $1.6 and unfavorably impacted our income from operations for the year ended December 31, 2013 by approximately $2.3, respectively, as compared to fiscal 2012. While we do not currently believe that we are likely to suffer a material adverse effect on our results of operations in connection with our existing international operations, any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, affecting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.
Research and Process Development
During 2013, 2012 and 2011, we invested $49.0, $54.0 and $47.5, respectively, into research and process development.
Trademarks and Patents
We have approximately 900 granted patents and 1,100 pending applications in various countries around the world. We also have trademark applications and registrations for approximately 140 product names. We do not believe that the loss of patent or trademark protection on any one product or process would have a material adverse effect on our company. While the existence of a patent is presumptive evidence of its validity, we cannot assure that any of our patents will not be challenged, nor can we predict the outcome of any challenge.

Employees
We employ approximately 4,400 employees of whom about 34% are represented by unions. We believe that our relations with employees and unions are generally good.
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
The Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation in the European Union requires manufacturers and importers of certain chemicals to register certain chemicals and evaluate their potential impact on human health and the environment. Under REACH, where warranted by a risk assessment, specified uses of some hazardous substances may be restricted. All Tier I covered substances were registered as of the November 30, 2010 deadline. Subsequently, registration is required based on volume for covered substances manufactured or imported into the European Union in quantities greater than one metric ton per year. REACH is expected to take effect in three primary stages over eleven years following the effective date. The registration, evaluation and authorization phases would require expenditures and resource commitments, for example, in order to compile and file comprehensive reports, including testing data, on each chemical substance and perform chemical safety assessments. We did not incur significant costs for REACH compliance in 2013, 2012 and 2011 and we do not expect to incur significant costs in 2014. The overall cost of compliance over the next 5-7 years could be substantial, although at this time we do not expect costs to be substantial. In addition, it is possible that REACH may affect raw material supply, customer demand for certain products, and our decision to continue to manufacture and sell certain products in the European Union.
Item 1A.
RISK FACTORS

•	Our successful and timely completion of six major capital projects involves a number of risks.
We have limited capacity available for future growth in several important product lines. We have ongoing capital projects to complete and/or qualify, including the following: (i) expand our aerospace adhesive manufacturing capacity at Havre de Grace, Maryland; (ii) expand our prepreg manufacturing capacity at Greenville, Texas; (iii) expand our MEP manufacturing capacity in Nagpur, India; (iv) expand our mining and phosphine chemicals manufacturing capacity in Niagara Falls, Ontario; (v) expand our standard modulus carbon fiber manufacturing capacity in Greenville, South Carolina; and (vi) to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma, and Anaheim, California locations. A protracted late start or failure to successfully startup any of these expansion projects whether for construction delays, permitting issues or otherwise, could lead to reduced revenue and growth opportunities, potential contractual penalties for failures to meet customer requirements and/or potential loss of market share. In addition, any unanticipated problems, expenses or additional capital required to complete any of these projects or reduction in demand for products produced at these sites could lead to reduced profitability or returns to the applicable business segment and overall company.

•	Uses of Cash
We have generated a significant amount of cash in recent years. Our uses of cash are as follows: maintenance of business capital and funding; expansion capital in our growth product lines; bolt-on acquisitions; debt repurchase; and return of excess cash to shareholders through stock buyback and dividends. The use of cash for capacity expansions or bolt-on acquisitions requires the use of significant estimates by management on future revenues and costs. If the actual results for revenues are materially less or costs materially higher than the estimates made by management, it would reduce the returns on the use of the cash employed and future cash generation.

•	Restructuring charges, goodwill impairment, acquisition intangible impairment, or other asset impairment charges may affect our results of operations in the future.
Management regularly reviews the cost effectiveness of its plant sites and/or assets at such sites. Long-lived assets with determinable useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We may find it necessary to record disposition, restructuring or asset impairment charges in connection with such reviews. For example, we recorded restructuring charges of approximately $6.9 in 2013 principally related to employee severance and asset impairments. We also recorded restructuring charges of $21.2 in 2012 principally related to employee severance. See Note 4 of Notes to Consolidated Financial Statements for further details. Such charges could have a material adverse effect on our results of operations in the period in which they are recorded.
We test goodwill for impairment on an annual basis each October 1st and more often if events occur or circumstances change that would likely reduce the fair value of a reporting unit to an amount below its carrying value. We also test for other possible acquisition intangible impairments if events occur or circumstances change that would indicate that the carrying amount of such intangible asset may not be recoverable. Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. In total, we had goodwill of $521.3 and acquisition intangibles with a net carrying value of $161.1 at December 31, 2013. See “Significant Accounting Estimates / Critical Accounting Policies” under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussion on our goodwill impairment testing.

•
Loss of certain significant customers, such as Boeing and its subcontractors, may have an adverse effect on results of the affected segment and loss of several significant customers may have an adverse effect on our consolidated results.

•	Some of the markets in which we operate have experienced business cycles and downturns and deterioration in any such cyclical markets could adversely affect our revenue and financial condition.

•	Reductions in aerospace or defense spending could result in a decline in our net sales which could adversely affect our revenue and financial conditions.

•	Interruptions in our supply chain from key suppliers or increases in the cost of raw materials could negatively affect our profitability.
See “Item 1. BUSINESS – Customers and Suppliers”

•
Loss or reductions of sales from certain programs from customers such as the Boeing 787 program or Lockheed Martin Joint Strike Fighter may have an adverse effect on results of the affected segment and loss of several programs may have an adverse effect on our consolidated results.

•	We face active competition from other companies, which could adversely affect our revenue and financial condition.
See “Item 1. BUSINESS – Competition”

•	We face numerous risks relating to our international operations that may adversely affect our results of operations.
See “Item 1. BUSINESS – International”

•	Our production facilities are subject to operating risks that may adversely affect our operations.
See “Item 1. BUSINESS – Operating Risks”

•	We are subject to significant environmental and product regulatory expenses and risks.
See “Item 1. BUSINESS – Environmental Matters”

•	We are subject to significant litigation expense and risk.
See “Item 3. LEGAL PROCEEDINGS”

•	Risks related to recent divestitures and acquisitions.
The final price and net gain or loss on the sale of the coatings business and the Industrial Materials distribution product line and the acquisition of our MEP manufacturing facility in Nagpur, India are subject to final working capital and other customary adjustments. While we believe we have adequately accounted for all aspects of the sale of these businesses, there is a possibility that certain expenses or adjustments to working capital, environmental, tax or other matters may arise which could have a material effect on our results of operations, financial position, and cash flows.

•	Risks related to implementation of our new global enterprise resource planning system.
We are engaged in a multi-year implementation of a new global enterprise resource planning system (“ERP”). The ERP is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The company’s ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. We also face the challenge of supporting our older systems and implementing necessary upgrades while we implement the new ERP system. While we have invested significant resources in planning and project management, significant implementation issues may arise.

•	We are subject to cyber-security risks.
We are subject to cyber-security risks primarily related to breaches of security pertaining to unauthorized access and loss of our proprietary data and intellectual property due to attack by hackers, breaches, employee error or malfeasance. In addition, our information technology (“IT”) systems are vulnerable to damage from power outages, computer viruses, telecommunication or utility failures, systems failures, natural disasters and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft or loss of our, or our customers’, intellectual property or other confidential information. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information or intellectual property, it could lead to claims against us, affect our relationships with our customers, cause damage to our reputation, reduce the effectiveness and efficiency of operations, interfere with regulatory compliance, and ultimately harm our business. To protect against these risks, we follow industry standard practices for employing security solutions to minimize the potential of unauthorized access or malicious activity impacting our company systems and data. We also engage third party consultants from time to time to assess our security systems to ensure our security solutions are operating effectively. While we will continue to implement such protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurances that our protective measures will prevent future attacks that could have a significant impact on our business.

•	New and stricter legislation and regulations may affect our business and results of operations.
Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied (particularly in the United States), could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. We provide benefits to our employees which are competitive within the industries in which we operate. The ACA did not have a material impact on our fiscal 2013, 2012 or 2011 financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs. The regulatory environment is still developing, and the potential exists for future legislation and regulations to be adopted. These developments, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, financial condition or results of operations, including in ways that cannot yet be foreseen.

•	A downturn in global economic conditions may adversely impact our customers, our suppliers, and ultimately, our results of operations and cash flows, our credit ratings, and our ability to grow.
A lack of credit availability from the credit markets could adversely impact our customers’ demand for our products, their ability to pay their accounts receivable with us, and/or their viability. We attempt to mitigate the risks associated with extending credit to our customers by maintaining detailed credit procedures and routinely updating customer credit limits. It is possible that these procedures will not fully mitigate customer collectability risk. Our results of operations in 2013 and 2012 were not significantly impacted by the inability of our customers to pay. However, the risks associated with extending credit to our customers could increase if global economic conditions or the financial viability of our customers worsen.
Additionally, our suppliers could be impacted by a downturn in global economic conditions in many of the same ways that such conditions would impact us. If economic conditions deteriorate or the financial viability of our suppliers worsens, our suppliers may not be able to meet their raw material commitments to us, could request shortened payment terms, or could reduce or in extreme cases eliminate the amount of credit they extend to us. Our operations in 2013 and 2012 were not significantly impacted by these factors due to the diversity of our supplier base and our materials sourcing strategies. However, it is possible that such procedures and strategy may not completely eliminate these risks.
As we have experienced in the past, downturns in the global economy can impact the aerospace, mining, construction, automotive, and general industrial markets that we serve and could lead to a significant reduction in our sales and operating profitability. If economic conditions deteriorate, we may be forced to take additional cost reduction initiatives that could lead to further reductions in profitability and could jeopardize our ability to fund growth programs designed to position us for success when economic conditions improve. Further, the reduced profitability and cash generation that would be triggered by a weakening of economic conditions could (1) limit the amounts we can borrow under our primary credit facility due to the covenants contained in the agreement, and (2) could unfavorably impact our credit rating. In both instances, our ability to borrow could be limited and thus our liquidity adversely impacted.

•	Our forward-looking statements and projections may turn out to be inaccurate.
 See “COMMENTS ON FORWARD LOOKING STATEMENTS.”

Item 1B.
UNRESOLVED STAFF COMMENTS
None.

Item 2.
PROPERTIES
We operate manufacturing and research facilities in 11 countries. Capital spending for our continuing operations for the years ended December 31, 2013, 2012 and 2011 was $300.0, $145.3 and $78.9, respectively. Capital spending in 2013 is primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, including the carbon fiber expansion project that we restarted in 2012, and expansion of our phosphine plant in Canada for our In Process Separation segment.
Our capital expenditures are intended to provide increased capacity, improve the efficiency of production units, improve the quality of our products, modernize or replace older facilities, or install equipment for the protection of employees, neighboring communities and the environment.

Our manufacturing and research facilities and the segments served by each such facility for our continuing operations are as follows:

FACILITY	SEGMENTS SERVED
Adelanto, California	Aerospace Materials
Anaheim, California	Aerospace Materials
Antofagasta, Chile	In Process Separation
Atequiza, Mexico	In Process Separation
Belmont (Willow Island), West Virginia	Additive Technologies; In Process Separation
Costa Mesa, California	Aerospace Materials
D’Aircraft (Anaheim), California	Aerospace Materials; Industrial Materials
Greenville, South Carolina	Aerospace Materials; Industrial Materials
Greenville, Texas	Aerospace Materials
Havre de Grace, Maryland	Aerospace Materials; Industrial Materials
Heanor, U.K. (2)	Industrial Materials
Huntington Beach, California (1)	Aerospace Materials; Industrial Materials
Kalamazoo, Michigan	Aerospace Materials
Manchester, U.K.	Industrial Materials
Mondovi, Italy	Industrial Materials
Mount Pleasant, Tennessee	In Process Separation; Additive Technologies
Nagpur, India	In Process Separation
Niagara Falls, Canada	In Process Separation
Oestringen, Germany	Aerospace Materials
Olean, New York	Additive Technologies
Orange, California	Aerospace Materials
Rayong, Thailand	In Process Separation
Rock Hill, South Carolina	Aerospace Materials; Industrial Materials
Saint-Jean, France (2)	Industrial Materials
Santa Fe Springs, California (1)	Industrial Materials
Shanghai, China (2)	Aerospace Materials; Additive Technologies
Stamford, Connecticut (1)	In Process Separation; Additive Technologies
Sumner, Washington (1)	Industrial Materials
Tulsa, Oklahoma	Aerospace Materials; Industrial Materials
West Yorkshire, U.K. (2)	Industrial Materials
Winona, Minnesota	Aerospace Materials; Industrial Materials
Wrexham, U. K.	Aerospace Materials

(1)	These facilities have long-term leases and/or operating agreements.

(2)	These facilities consist of both buildings that are owned and buildings that are leased.

We own all of the foregoing facilities and their sites, except as noted. We lease our corporate headquarters in Woodland Park, New Jersey, office space in Brussels, Belgium, our Aerospace Materials headquarters located in Tempe, Arizona, and our shared services offices in Riga, Latvia.
Item 3.
LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Note 12 of Notes to Consolidated Financial Statements.

Item 4.
MINE SAFETY DISCLOSURES
Not applicable.

PART II
(Currencies in millions, except per share amounts)
Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Our stock is listed on the New York Stock Exchange. On February 10, 2014, there were approximately 4,336 registered holders of our Common Stock.
The high and low closing stock prices and declared dividends per share for each quarter were:

	1Q	2Q	3Q	4Q
2013
High	$78.65	$77.50	$81.66	$93.72
Low	$70.05	$68.50	$73.40	$80.60
Dividends	$0.125	$0.125	$0.125	$0.125
2012
High	$62.80	$65.00	$70.07	$70.86
Low	$45.66	$54.65	$57.64	$63.05
Dividends	$0.125	$0.125	$0.125	$0.125
On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2014, to stockholders of record as of February 10, 2014.
During the year ended December 31, 2013, we repurchased 10,174,755 shares of common stock for $750.1 under our stock buyback program. There were no repurchases in the fourth quarter and there are no amounts remaining under the buyback program as of December 31, 2013.
During 2012, we repurchased 1,455,111 shares of common stock for $99.9 under our stock buyback program.
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for information relating to our equity compensation plans.

Performance Graph
The graph set forth below is based on the assumption that $100 had been invested in our common stock and in each index on December 31, 2008, with reinvestment of dividends at market prices. The total cumulative dollar returns represent the value such investments would have had on December 31, 2013.

	Dec-2008	Dec-2009	Dec-2010	Dec-2011	Dec-2012	Dec-2013
Cytec Industries Inc.	$100	$173	$252	$214	$333	$454
S&P 500	$100	$126	$146	$149	$172	$228
Russell 2000 (1)	$100	$127	$161	$155	$180	$250
S&P Specialty Chemicals	$100	$142	$175	$186	$261	$354
S&P Aerospace & Defense Select Industry (1)	$100	$130	$158	$162	$191	$304
Copyright© 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)
Copyright© 2014 Russell Investment Group. All rights reserved.
(1) Upon completion of our portfolio transformation with the sale of coating resins in 2013, we believe these new indexes better reflect our updated peer groups and align with our reshaped portfolio focused on our core growth businesses comprised of advanced materials and separation technologies.

Item 6.
SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARY

	2013		2012		2011		2010		2009
Statements of income data:
Net sales	$1,935.0		$1,708.1		$1,415.9		$1,223.4		$1,130.5
Earnings from operations	$309.4	(1)	$132.2	(3)	$107.8	(5)	$76.3	(7)	$53.1	(9)
Earnings from continuing operations	$171.7	(2)	$75.7	(4)	$57.5	(6)	$45.0	(8)	$4.9	(10)
Earnings from discontinued operations, net of taxes	1.8		99.2		128.4		109.7		8.0
Net earnings attributable to Cytec Industries Inc.	$173.5		$174.9		$185.9		$154.7		$12.9
Basic net earnings per share attributable to Cytec Industries Inc.:
Earnings per share from continuing operations	$4.36		$1.64		$1.19		$0.91		$0.10
Earnings per share from discontinued operations, net of taxes	0.04		2.16		2.65		2.22		0.16
Net earnings per share attributable to Cytec Industries Inc.	$4.40		$3.80		$3.84		$3.13		$0.26
Diluted net earnings per share attributable to Cytec Industries Inc.:
Earnings per share from continuing operations	$4.27		$1.62		$1.17		$0.90		$0.10
Earnings per share from discontinued operations, net of taxes	0.04		2.12		2.62		2.20		0.16
Net earnings per share attributable to Cytec Industries Inc.	$4.31		$3.74		$3.79		$3.10		$0.26
Cash dividends declared and paid per common share	$0.50		$0.50		$0.50		$0.05		$0.16
Balance sheet data:
Total assets	$2,680.5		$3,924.2		$3,543.5		$3,678.5		$3,558.5
Long-term debt	$716.2		$567.4		$635.9		$641.5		$658.4
As previously reported, we have elected to change our method of accounting for actuarial gains and losses for our continuing pension and other postretirement benefit (“OPEB”) plans, which consist of those plans that remained with Cytec following the divestiture of Coating Resins, to a more preferable method permitted under GAAP. The new method recognizes actuarial gains and losses, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets, in our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Under the new method of accounting, these gains and losses are now measured annually at December 31 and recorded as a mark-to-market (“MTM”) adjustment during the fourth quarter of each year. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The new method has been retrospectively applied to financial results of all periods presented. For additional information, see Note 15, “Change in Pension Accounting Method,” of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(1)
Includes a net pre-tax benefit of $27.4 ($16.4 after-tax) for pension MTM adjustments, consisting of the 2013 fourth quarter MTM adjustments, the portion deferred in inventory from the fourth quarter 2012 MTM, and the second quarter 2013 MTM adjustment triggered by the curtailment of pension plans related to the divestiture of the former Coatings business on April 3, 2013. Also included in 2013 are pre-tax charges of $6.9 ($5.6 after-tax) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth, charges of $3.0 ($3.0 after-tax) for the write down of certain manufacturing assets in Nagpur, India, and charges of $1.2 ($1.1 after-tax) for costs to divest the Umeco distribution product line.

(2)
In addition to items in Note (1) above, includes pre-tax charges of $39.4 ($24.5 after-tax) on the early redemption of debt during the year, charges of $3.2 ($3.2 after-tax) related to the dissolution of our Process Materials Joint Venture in China, $2.2 ($1.7 after-tax) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and a net income tax benefit of $1.6 related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries.

(3)
Includes net pre-tax charges of $55.5 ($35.9 after-tax) for pension MTM adjustments, consisting of the 2012 fourth quarter MTM adjustments and the portion deferred in inventory from the fourth quarter 2011 MTM adjustment; $21.2 ($14.6 after-tax) for restructuring initiatives primarily related to mitigating continuing costs following the pending sale of our former Coating Resins segment and realign the supporting structure of the acquired Umeco business; pre-tax charge of $16.7 ($10.5 after-tax) for the loss recognized on sale of Stamford facility; charges of $8.4 ($8.2 after-tax) related to the acquisition of Umeco; expense of $5.6 (3.8 after-tax) for Umeco inventory that had been written up to fair value at the acquisition date; and $2.5 ($1.5 after-tax) of accelerated depreciation for our Stamford facility prior to the recognition of the sale in the fourth quarter 2012.

(4)
In addition to items in Note (3) above, includes pre-tax charges of $1.1 ($0.7 after-tax) for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter, and a tax provision of $7.5 related to the establishment of a liability for unrepatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested due to the pending sale of Coating Resins.

(5)
Includes net pre-tax charges of $60.5 ($38.0 after-tax) for pension MTM adjustments, which consists of the 2011 fourth quarter MTM adjustments, an MTM adjustment triggered by the sale of our former Building Block Chemicals business, and the portion deferred in inventory from the fourth quarter 2010 MTM adjustment; net pre-tax charges of $0.8 ($0.5 after-tax) for adjustments of our 2010 and 2009 restructuring initiatives; a pre- tax charge of $0.6 ($0.4 after-tax) primarily related to adjustments to environmental accruals for revised remediation plans to an active site in Europe, $0.7 ($0.4 after-tax) of accelerated depreciation for our Stamford facility sold in September 2011, which was being treated as a financing activity and remains on our books until our environmental remediation was complete and the sale can be recognized, and a pre-tax gain of $3.3 ($2.1 after-tax) on the sale of assets in Bogota, Columbia.

(6)	In addition to items in Note (5) above, includes pre-tax charges of $5.2 ($3.3 after-tax) for environmental accrual adjustments primarily in the U.S. at inactive sites.

(7)
Includes net pre-tax charges of $45.7 ($28.2 after-tax) for pension MTM adjustments, consisting of the 2010 fourth quarter MTM adjustments and the portion deferred in inventory from the fourth quarter 2009 MTM adjustment; a pre-tax charge of $5.5 ($3.4 after-tax) related to the exit of certain phosphorus derivative products at our Mt. Pleasant, TN facility, and $1.0 ($0.6 after-tax) related to the adjustment of prior years’ restructuring initiatives.

(8)
In addition to items in Note (7) above, includes a tax charge of $8.3 related to the impact of health care legislation, and a tax benefit of $9.7 related to a valuation allowance reversal in two international jurisdictions.

(9)
Includes net pre-tax charges of $36.2 ($23.0 after-tax) for pension MTM adjustments, consisting of the 2009 fourth quarter MTM adjustments and the portion deferred in inventory from the fourth quarter 2008 MTM adjustment; a pre-tax charge of $13.1 ($9.3 after-tax) for various manufacturing and organizational restructuring initiatives across In Process Separation, Additive Technologies, and Engineered Materials segments and within corporate operations as well as restructuring charges related to the shared services initiative.

(10)
In addition to items in Note (9) above, includes a net pre-tax loss of $8.6 ($5.2 after-tax) associated with the premium for the debt tender, a pre-tax, non-cash gain of $8.9 ($5.5 after-tax) as a result of a land sale for which the proceeds were received in 2004, a pre-tax gain of $6.2 ($3.8 after-tax) related to a legal settlement, a pre-tax, non-cash charge of $12.2 ($9.1 after-tax) relating to a pension settlement in an international jurisdiction, and a net pre-tax loss of $1.4 ($1.9 after-tax) related to the exit of the polyurethane product line in Europe and Asia.

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
We report net sales in four geographic regions: North America, Latin America, Asia/Pacific and Europe/Middle East/Africa. The destination of the sale determines the region under which it is reported consistent with management’s view of the business. North America consists of the United States (“U.S.”) and Canada. Latin America includes Mexico, Central America, South America and the Caribbean Islands. Asia/Pacific is comprised of Asia, Australia and the islands of the South Pacific Rim.
Increasing selling volumes, geographic expansion, and new product introductions are important factors of our profitability. Selling price changes and raw material cost changes year on year are also important factors of our profitability especially in years of high volatility. See our Segment Results for discussion of the year to year impact of these important factors.
Change in method of accounting for pension and OPEB costs
As previously reported, we have elected to change our method of accounting for actuarial gains and losses for our pension and other postretirement benefit (“OPEB”) plans to a more preferable method permitted under U.S. generally accepted accounting principles (“GAAP”). The new method recognizes actuarial gains and losses, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets, in our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Under the new method of accounting, these gains and losses are now measured annually at December 31 and recorded as a mark-to-market (“MTM”) adjustment during the fourth quarter of each year. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The new method has been retrospectively applied to financial results of all periods presented. For additional information, see Note 15, “Change in Pension Accounting,” of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
Segment realignment
We regularly review our segment reporting and classifications and may periodically change our reportable segments to align with strategic and operational changes.
As discussed below, the former Coating Resins and Building Block Chemicals segments are reported as discontinued operations for all periods presented, and the acquired Umeco business is reported partly in our Aerospace Materials segment, but mostly in our Industrial Materials segment, and includes results of operations since we acquired it on July 20, 2012.
In the first quarter of 2013, we began reporting separately the aerospace and industrial materials businesses from the former Engineered Materials and former Umeco segments into two new segments, Aerospace Materials and Industrial Materials. They are managed and reported separately to properly align our resources, assets, and strategy with target end-markets. Manufacturing assets and processes are similar although supply chains are dissimilar. We believe this is a more appropriate way to reflect how we manage the business going forward, and follows our strategy of focusing on aerospace and industrial markets separately. We believe this is more transparent and understandable to investors. The segment information presented herein reflects this change in our business segments.
Acquisitions
Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (“Umeco”), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving

Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is being reported partly in the Aerospace Materials segment, but mostly in the Industrial Materials segment. See Note 2 of Notes to Consolidated Financial Statements for further details.
Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (“SOIL”), in Nagpur, Central India, in a cash transaction. The acquisition is expected to increase our global capacity for our metal extraction product (“MEP”) line of our In Process Separation segment by approximately 15%, and provides the ability to further expand production at the site. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in mid-2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business. See Note 2 of Notes to Consolidated Financial Statements for further details.
Discontinued Operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins business to Advent International (“Advent”), a global private equity firm, for $1,015.0 plus assumed liabilities of $118.0, bringing the total value to $1,133.0. As a result, we recorded a cumulative after-tax loss on the sale of $16.9 in 2013. These cumulative after-tax losses are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income for 2013. The final price paid and loss on sale is subject to final working capital and other customary adjustments.
Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. We recorded an after-tax gain on the sale of PSA of $8.6 in 2012, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income. We also recorded cumulative after-tax charges of $24.7 in 2012 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income for 2012.
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
Sale of Industrial Materials distribution product line
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired from Umeco in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
Associated company and minority interests
As part of our investment in the former Coating Resins, we owned a 50% interest in SK Cytec Co., Ltd. and a majority share of two consolidated entities. Each of these entities was divested with the sale of Coating Resins in 2013. They were immaterial to the results of our operations, and are included in the results of our discontinued operations.
Building Block Chemicals
On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, which was subsequently paid in February 2013. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed upon working capital transferred, resulting in net realized consideration of $169.1. Accordingly, the business was treated as discontinued operations and excluded from both continuing operations and segment results for all periods presented. In 2011, we recorded an after-tax gain of $36.5 on the sale of the business which is included in Net (loss) gain on sale of discontinued operations, net of tax on the consolidated statement of income for 2011.

RESULTS OF OPERATIONS
The following table sets forth the percentage of net sales of certain items in our consolidated statements of income:

Years ended December 31,	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Manufacturing cost of sales	66.3	70.4	72.6
Gross profit	33.7	29.6	27.4
Selling and technical services	7.6	9.0	9.4
Research and process development	2.5	3.2	3.4
Administrative and general	6.5	8.2	7.1
Amortization of acquisition intangibles	0.8	0.5	0.2
Net (loss) gain on sale of assets	—	(1.0)	0.2
Asset impairment charge	0.3	—	—
Earnings from operations	16.0	7.7	7.6
Earnings from continuing operations	8.9	4.4	4.1

NET SALES BY SEGMENT AND GEOGRAPHIC AREA

Net Sales	North America	Latin America	Asia/ Pacific	Europe/ Middle East/ Africa	Total
2013
Aerospace Materials	$609.4	$5.5	$66.9	$279.0	$960.8
Industrial Materials	95.4	12.2	11.9	196.8	316.3
In Process Separation	96.1	117.6	96.3	72.7	382.7
Additive Technologies	121.6	23.9	69.1	60.6	275.2
Total	$922.5	$159.2	$244.2	$609.1	$1,935.0
2012
Aerospace Materials	$545.3	$4.4	$58.6	$268.8	$877.1
Industrial Materials	63.3	6.8	6.5	99.8	176.4
In Process Separation	103.5	113.0	85.6	82.1	384.2
Additive Technologies	118.7	22.1	67.6	62.0	270.4
Total	$830.8	$146.3	$218.3	$512.7	$1,708.1
2011
Aerospace Materials	$469.4	$3.3	$41.2	$208.7	$722.6
Industrial Materials	45.1	0.5	1.1	19.9	66.6
In Process Separation	97.6	105.6	80.3	56.0	339.5
Additive Technologies	121.1	24.2	66.2	75.7	287.2
Total	$733.2	$133.6	$188.8	$360.3	$1,415.9
Net sales in the U.S. were $865.2, $795.0 and $686.2, or 45%, 47%, and 48% of total net sales, for 2013, 2012 and 2011, respectively. International net sales were $1,069.8, $913.1 and $729.7, or 55%, 53%, and 52% of total net sales, for 2013, 2012 and 2011, respectively.
We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.
For more information on our segments, refer to Note 19 of Notes to Consolidated Financial Statements and further discussions under “Segment Results” below.

YEAR ENDED DECEMBER 31, 2013, COMPARED WITH YEAR ENDED DECEMBER 31, 2012
Consolidated Results
Net sales for 2013 were $1,935.0, compared with $1,708.1 for 2012. Overall, net sales increased 13%, of which 10% was attributable to the acquisition of the Umeco businesses, acquired in July 2012, 1% was due to net volume increases in the existing businesses, and 2% related to selling price increases. Aerospace Materials net sales increased by 10%, of which 4% was due to new sales from the acquisition of Umeco, higher volumes of 3%, and price increases of 3%. Net sales for Industrial Materials segment increased significantly, mostly due to new acquisition-related sales. Net sales for Additive Technologies increased 2% due to higher volumes, while net sales for In Process Separation were flat with the prior year. For a detailed discussion on sales, refer to “Segment Results” section below.
Manufacturing cost of sales was $1,283.1, or 66.3% of sales, for 2013 compared with $1,202.9, or 70.4% of sales, for 2012. The increase in manufacturing cost of sales of $80.2 compared to 2012 is due mostly to incremental costs of sales of $131.4 incurred in 2013 related to the Umeco business, which we acquired on July 20, 2012. The increase was also due to unfavorable fixed cost absorption of $12.1 due to efforts to control inventory levels, and $6.3 of higher expenses related to our ongoing capital projects. Increased sales volumes resulted in $4.4 of higher costs and higher freight of $4.2. Additionally, raw material costs were higher by $2.0 and we had a $1.8 unfavorable impact from changes in exchange rates. The increases were partly offset primarily by favorable pension and OPEB MTM adjustments of $59.0 compared to 2012. Additionally, stranded costs were lower by $10.8 in 2013 following the sale of Coating Resins, net period costs decreased by $8.5, net of a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed, and restructuring charges were lower by $3.7 compared to 2012, due to the initiatives we took in 2012 related to mitigation of continuing costs following the future separation of Coating Resins and plans to realign the supporting structure of our Industrial Materials and Aerospace Materials segments to take advantage of synergies from the Umeco acquisition.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) decreased by $25.2 primarily due to favorable pension and OPEB MTM adjustments of $23.8 compared to 2012, $23.7 of lower stranded costs previously allocated to our former Coating Resins business, and lower restructuring charges of $13.4 due to initiatives we took in 2012 to mitigate continuing costs following the separation of Coating Resins and to realign the supporting structure of our Industrial Materials and Aerospace Materials segments to take advantage of synergies from the Umeco acquisition. We also incurred $8.4 of lower costs associated with the acquisition of Umeco in 2012, $2.5 of accelerated depreciation in 2012 related to the sale-leaseback of our Stamford research laboratory treated as a financing transaction, and had a favorable impact of changes in foreign exchange of $1.1. These decreases were partially offset by $31.6 of incremental expenses that we incurred in 2013 from the acquisition of Umeco, which are largely headcount related. Increases in operating expenses also included $10.4 for costs, including consulting fees, associated with the development and implementation of a single, global ERP system begun in 2013, higher costs of approximately $3.8 to support increased commercial activity and investment in technical services and research and development in our Aerospace Materials and In Process Separation businesses, higher costs of $1.2 related to the sale of the Industrial Materials distribution product line, and $0.7 for bad debt write offs.
Amortization of acquisition intangibles was $14.6 for 2013 versus $9.0 for 2012. The increase is due to the amortization of intangible assets acquired from the Umeco acquisition completed on July 20, 2012.
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
Asset impairment charges were $5.8 in 2013, which includes a charge of $3.0 for the write down of certain manufacturing assets acquired in our Nagpur, India facility. It also includes the write-off of $2.8 of plant assets at our manufacturing facility in Beelitz, Germany, which was shut down under the restructuring initiatives within Industrial Materials to reduce costs associated with the acquired Umeco business.

Other (expense) income, net was an expense of $7.4 for 2013 versus income of $1.5 for 2012. Included in 2013 is a charge of $3.2 related to the closing and dissolution of our Process Materials Joint Venture in China that operated under the Industrial Materials business and had been acquired as part of the Umeco acquisition, a charge of $2.2 for environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and foreign exchange losses of $2.7. Included in 2012 is a benefit of $3.2 related to an MTM curtailment gain, and an expense of $1.1 for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter.
Net loss on early extinguishment of debt in 2013 consists of a loss of $39.4 including transaction costs, incurred on the redemption of $135.2 principal amount of our 4.6% notes due July 1, 2013, which we called for redemption in February 2013, for a purchase price of $136.8 plus accrued interest of $1.5; the repurchase of $107.8 principal amount of our 6.0% notes due October 1, 2015 for a purchase price of $121.1 plus accrued interest of $3.1; and the repurchase of $85.1 principal amount of our 8.95% notes due July 1, 2017 for a purchase price of $108.3 plus accrued interest of $1.8. The repurchase of the 6.0% and 8.95% notes were completed under an offer to repurchase the notes that ended in March 2013.
Interest expense, net was $18.2 for 2013 compared with $30.1 for 2012. The $11.9 decrease is primarily due to higher capitalized interest of $10.3 in 2013 due to the restart of the carbon fiber expansion project in 2012, and lower interest expense of $4.2, mostly from the redemption of higher interest debt in the first quarter of 2013 with new debt issued at a lower rate, which was offset by lower interest income of $2.6.
The effective income tax rate for continuing operations for 2013 was a tax provision of 29.6%, or $72.3, compared to 26.6%, or $27.5, for 2012. For 2013, the rate was favorably impacted by a tax benefit of $5.1 primarily related to a change in tax rate with respect to the deferred tax assets and liabilities associated with an international jurisdiction and U.S. state taxes and a net benefit related to the resolution of an international tax audit. In addition, the rate was favorably impacted by a tax benefit of $2.7 attributable to the U.S. reinstatement of 2012 business tax incentives during the first quarter of 2013, and a tax benefit of $1.5 primarily related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. These tax benefits were offset by a tax expense of $0.7 primarily related to the establishment of a deferred tax valuation allowance and other discrete deferred tax adjustments related to international entities.
The American Taxpayer Relief Act of 2012 (2012 Tax Relief Act), as signed into law on January 2, 2013 extended a host of expired and expiring tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2013, include, but are not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations. Although this legislation reinstated these favorable tax laws retroactive to January 1, 2012, accounting rules require that the tax impact of such changes be reflected in the period the law is enacted.
Net earnings from continuing operations for 2013 was $171.7 ($4.27 per diluted share), an increase of $96.0 from $75.7 ($1.62 per diluted share) reported for the same period in 2012. Included in continuing operations for 2013 was an after-tax benefit of $16.4 ($0.41 per diluted share) for pension MTM adjustments, consisting of the fourth quarter 2013 MTM adjustment, the portion deferred in inventory from the fourth quarter 2012 MTM, and the second quarter 2013 MTM adjustment triggered by the curtailment of pension plans related to the divestiture of the former Coatings business on April 3, 2013, and a $1.5 net income tax benefit ($0.04 per diluted share) related to a revision of our previously accrued estimated income tax liability on the unrepatriated earnings of certain foreign subsidiaries as a result of the sale of our Coating Resins business. The revision is primarily due to changes in the tax attributes of certain foreign subsidiaries. Also included in 2013 were the following after-tax charges: $24.5 ($0.61 per diluted share) related to the loss on the debt redemption, $5.6 ($0.14 per diluted share) related to restructuring activities, including cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth, $3.2 ($0.08 per diluted share) related to the dissolution of our Process Materials Joint Venture in China, $3.0 ($0.07 per diluted share) for the write down of certain manufacturing assets in Nagpur, India, $1.7 ($0.04 per diluted share) of environmental charges related to inactive sites, mainly in Canada, for revised remediation plans, and charges of $1.1 ($0.03 per diluted share) for costs to divest the Umeco distribution product line. Included in continuing operations for 2012 were charges for net after-tax benefit plan MTM adjustments of $35.9 ($0.77 per diluted share), after-tax restructuring charges of $14.6 ($0.31 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins and personnel reductions in the acquired Umeco business; an after-tax loss on the sale of assets at our Stamford facility of $10.5 ($0.23 per diluted share); after-tax charges of $8.2 ($0.18 per diluted share) related to costs incurred for the acquisition of Umeco; after-tax charges of $3.8 ($0.08 per diluted share) related to the step-up of Umeco inventory to fair value as of the acquisition date; accelerated depreciation of $1.5 after-tax ($0.03 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction prior to recognizing the sale, and an after-tax foreign exchange loss of $0.7 ($0.01 per diluted share) on the settlement of an acquired intercompany loan from the Umeco transaction. Also included in 2012 is a tax benefit of $11.6 ($0.25 per diluted share) attributable to the reversal of certain tax reserves due to the completion of U.S. tax audits for the years ended 2004 through 2008, and the expiration of the statute of limitations in certain international tax jurisdictions; an income tax provision of $7.5 ($0.16 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the anticipated sale of Coating Resins; and $3.1 of income tax expense ($0.07 per diluted share) related to the 2012 repatriation of earnings of certain foreign subsidiaries associated with the sale process of our Coating Resins segment. For 2013 and 2012, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coating Resins segment of $12.2 and $66.5, respectively.

Earnings from discontinued operations, net of tax, were $2.2 for 2013 compared to $101.3 for the comparable period in 2012. For 2013, earnings from discontinued operations, net of tax consisted of earnings from operations of our former Coating Resins segment of $31.6 prior to its sale, the loss on the sale of our former Coating Resins segment of $16.9, and a charge of $12.5 to adjust the carrying value of the Industrial Materials distribution product line, based on the terms of the sale to Cathay Investments in July 2013. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings segment of $117.4, the realized gain of $8.6 on the sale of our PSA product line which was part of the former Coatings segment, and a charge of $24.7 to adjust to the carrying value of the net assets held for sale at December 31, 2012 to their fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell the remaining portion of our former Coatings segment that we entered into in October 2012.
Net earnings for 2013 was $173.5, or $4.31 per diluted share, compared with net earnings in 2012 of $174.9, or $3.74 per diluted share.
Segment Results (Sales to external customers)
Year-to-year comparisons and analyses of changes in net sales by segment and geographic region are set forth below:
Aerospace Materials

				% Change Due to
	2013	2012	Total % Change	Price	Acquisition/ Volume/Mix	Currency
North America	$609.4	$545.3	12%	2%	10%	—%
Latin America	5.5	4.4	25%	4%	21%	—%
Asia/Pacific	66.9	58.6	14%	4%	10%	—%
Europe/Middle East/Africa	279.0	268.8	4%	5%	(1)%	—%
Total	$960.8	$877.1	10%	3%	7%	—%
Net sales increased 10% primarily due to a 7% increase in selling volumes, of which 4% are acquisition-related sales increase, and 3% were for existing business. The higher selling volumes for existing business in 2013 were primarily attributable to the continued ramp up of new large commercial transport programs, primarily Boeing’s 787 program, and to a lesser extent, increased build rates for single aisle aircraft, and business jets. Partially offsetting the increases were reductions in selling volumes to military segments and certain large commercial transport programs due to customer inventory destocking efforts. In addition, sales were down in the rotorcraft sector. Selling prices increased 3% and changes in exchange rates did not significantly impact net sales.
Earnings from operations were $177.6, or 18% of net sales, in 2013, compared with $168.5, or 19% of net sales, in 2012. The $9.1 increase in earnings was driven by higher selling prices of $28.3, improved marginal income due to higher selling volumes of $13.8, and earnings of $3.7 related to the Umeco acquisition. The increases were partially offset by higher manufacturing period costs, including freight and warehousing, of $8.4, which includes a fixed asset write off of $1.4 related to a certain technology development program that will no longer proceed and increased personnel spending to meet increased production demands, and $4.2 of stranded costs associated with the sale of coating resins business earlier this year, unfavorable fixed cost absorption of $7.5 related to inventory builds in 2012 as well as the planned 2013 temporary shutdown of our carbon fiber facility, $6.3 of expenses related to our ongoing capital projects, $5.6 of higher raw material costs and higher waste driven by increased production, higher operating expenses of $7.2, which includes increased investment in research and development and $5.2 of stranded costs associated with the sale of coating resins business earlier this year, and the unfavorable impact of foreign exchange rate changes of $1.7.

Industrial Materials

				% Change Due to
	2013	2012	Total % Change	Price	Acquisition/ Volume/Mix	Currency
North America	$95.4	$63.3	51%	2%	49%	—%
Latin America	12.2	6.8	79%	(23)%	(56)%	—%
Asia/Pacific	11.9	6.5	83%	3%	80%	—%
Europe/Middle East/Africa	196.8	99.8	97%	1%	96%	—%
Total	$316.3	$176.4	79%	1%	78%	—%

Overall, net sales increased 79%, almost all of which is related to the Umeco business acquired in July 2012. Excluding the impact of acquisitions and divestitures, our selling volumes decreased by $7.1, or 4%, due to weak demand from the high performance automotive and motor sports markets and tooling applications. Increased selling prices resulted in higher sales of 1%. Sales in 2013 and 2012 include $25.4 and $20.8, respectively, related to the acquired Umeco distribution product line, which we divested on July 12, 2013.
Earnings from operations were $19.0, or 6% of net sales in 2013, compared with $11.4, or 6% of net sales in 2012. The $7.6 increase in earnings was driven by earnings from operations of $10.0 from the Umeco industrial business that we acquired in July 2012, selling price increases of $1.7, lower raw material costs of $1.5, and favorable fixed cost absorption of $0.8. Period costs were down $0.5 from 2012, as savings from prior year restructuring initiatives of $1.7 were offset by the impact of stranded period costs of approximately $1.2. These increases were largely offset by lower marginal income of $5.2 due to lower sales volumes, and higher operating expenses of $1.4, as the impact of stranded costs of approximately $1.5 associated with the sale of the coating resins business earlier this year, offset savings from prior year restructuring activities. The unfavorable impact of changes in exchange rates also lowered earnings by $0.3.
In Process Separation

				% Change Due to
	2013	2012	Total % Change	Price	Volume/Mix	Currency
North America	$96.1	$103.5	(7)%	1%	(8)%	—%
Latin America	117.6	113.0	4%	(1)%	5%	—%
Asia/Pacific	96.3	85.6	13%	—%	15%	(2)%
Europe/Middle East/Africa	72.7	82.1	(11)%	1%	(12)%	—%
Total	$382.7	$384.2	—%	—%	—%	—%

Net sales in 2013 were flat compared to 2012. Higher demand in 2013 for mining products related to copper and other base metals was offset primarily from lower phosphine gas sales of $5.1, which is related to a quality issue of approximately $3.0 and weaker demand, particularly in the electronics market, compared to 2012, as well as weaker demand in the alumina market.
Earnings from operations were $86.5, or 23% of net sales, in 2013, compared with $95.3, or 25% of net sales, in 2012. The $8.8 decrease in earnings is principally due to higher net commercial and other operating expenses of $3.3, which includes $2.5 impact of stranded costs associated with the sale of the coating resins business early in 2013, higher period costs of $3.0, including freight and warehousing costs, which includes a $2.0 impact of stranded costs, $1.3 of net unfavorable fixed cost absorption, lower marginal income of $0.9 due to an unfavorable product mix, $0.7 for bad debt write offs, $0.4 for higher raw material costs and $0.1 from decreased selling prices. This decrease in earnings was partially offset by a $0.9 favorable impact from changes in exchange rates.

Additive Technologies

				% Change Due to
	2013	2012	Total % Change	Price	Volume/Mix	Currency
North America	$121.6	$118.7	2%	1%	1%	—%
Latin America	23.9	22.1	8%	1%	7%	—%
Asia/Pacific	69.1	67.6	2%	(2)%	6%	(2)%
Europe/Middle East/Africa	60.6	62.0	(2)%	(1)%	(4)%	3%
Total	$275.2	$270.4	2%	—%	2%	—%

Overall, net sales increased 2%, due primarily to increases in selling volumes. Selling volumes growth due to higher demand for polymer additive products in building and construction, automotive, and agricultural film markets were offset by lower sales for specialty additive products due to product rationalization of low margin products. Selling prices and changes in exchange rates did not significantly affect net sales.
Earnings from operations were $39.6, or 14% of net sales, for 2013, compared with $40.8, or 15% of net sales, in 2012. The $1.2 decrease in earnings is due primarily from unfavorable fixed cost absorption of $4.1, increased commercial and administration expenses of $2.9, including the impact of stranded costs of approximately $1.8 associated with the sale of the coating resins business earlier this year, an unfavorable impact of changes in exchange rates of $1.2, and sales price decreases of $0.6. This was partially offset by increased marginal income due to higher selling volumes of $4.9, lower costs for raw materials of $2.5, and lower freight and other manufacturing period costs of $0.2, net of the approximate $1.4 impact from stranded costs.

YEAR ENDED DECEMBER 31, 2012, COMPARED WITH YEAR ENDED DECEMBER 31, 2011
Consolidated Results
Net sales for 2012 were $1,708.1, compared with $1,415.9 for 2011. Overall, net sales increased 21%, of which 11% was attributable to sales from the newly acquired Umeco business since July 20, 2012, 6% was due to net volume increases in the existing businesses, and 4% related to selling price increases. Net sales for Aerospace Materials and In Process Separation improved by 21% and 13%, respectively, over 2011, due primarily to improved volumes and selling price increases. Net sales for Industrial Materials increased as a direct result of sales from the acquisition of Umeco. Net sales for Additive Technologies decreased by 6% compared to 2011, as its selling price increases were not sufficient to offset the lower sales volume and negative impact of changes in foreign exchange rates. For a detailed discussion on sales, refer to the “Segment Results” section below.
Manufacturing cost of sales was $1,202.9, or 70.4% of sales, for 2012 compared with $1,028.0, or 72.6% of sales, for 2011. The increase in manufacturing cost of sales of $174.9 compared to 2011 is due mostly to the addition of costs of sales of $120.0 related to Umeco, which includes $5.6 related to the step-up of acquired inventory to fair value at the acquisition date. Also, we incurred $46.3 of higher period costs, mostly labor, primarily to meet increased production demand for Aerospace Materials, $33.7 of higher variable costs, primarily raw materials, from increased volumes in the Aerospace Materials and In Process Separation segments, increased freight costs of $4.5, and higher raw materials prices of $1.9. Restructuring charges were higher by $2.6 in 2012, primarily related to mitigation of continuing costs following the future separation of Coating Resins and plans to realign the supporting structure of our Industrial Materials and Aerospace Materials segments as we take advantage of synergies from the Umeco acquisition. These increases in manufacturing costs of sales were partially offset by a $14.4 impact of lower pension MTM charges compared to the prior year, from the impact of foreign exchange rate changes, which decreased costs by $12.3, and favorable fixed cost absorption into inventory of $7.4.
Overall operating expenses (which include Selling and technical services, Research and process development, and Administrative and general expenses) increased by $67.1 in 2012 compared to 2011, including operating expenses of the newly acquired Umeco business of $23.4. The remaining increase is primarily due to higher restructuring costs of $17.8 in 2012 related to our effort to mitigate continuing costs following the expected separation of Coating Resins and plans to realign the supporting structure of our Aerospace Materials and Industrial Materials segments as we take advantage of synergies from the acquisition of Umeco, higher costs of approximately $18.6 to support increased commercial activity and investment in technical services and research and development in our Aerospace Materials and In Process Separation businesses, $8.4 of costs related to the acquisition of Umeco prior to the acquisition date, and $2.5 for accelerated depreciation related to the sale-

leaseback of our Stamford research labs treated as a financing transaction. These increases were mitigated by a favorable impact from changes in exchange rates of $4.8 and $1.9 lower pension MTM charges compared to the prior year.
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
Other (expense) income, net was income of $1.5 for 2012 versus an expense of $3.9 for 2011. Included in 2012 is a benefit of $3.2 related to an MTM curtailment gain, and an expense of $1.1 for a foreign exchange loss on an acquired Umeco intercompany loan that was settled during the third quarter. Included in 2011 are environmental accrual charges related to inactive locations totaling $5.2, partially offset by transaction exchange gains of $4.0 during the year.
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
The effective income tax rate for 2012 was a tax provision of 26.6%, or $27.5, compared to a tax provision of 15.2%, or $10.3, for 2011. For 2012, the rate was favorably impacted by a tax benefit of $11.6 attributable to the reversal of certain tax reserves due to the completion of U.S. tax audits for the years ended 2004 through 2008, and the expiration of the statute of limitations in certain international tax jurisdictions. It was unfavorably impacted by net tax expenses of $10.6 related to management’s intention to no longer permanently reinvest un-repatriated earnings of certain foreign subsidiaries.
Net earnings from continuing operations for 2012 was $75.7 ($1.62 per diluted share), an increase of $18.2 from $57.5 ($1.17 per diluted share) reported for the same period in 2011. Included in continuing operations for 2012 were net after-tax pension MTM adjustments of $35.9 ($0.77 per diluted share), after-tax restructuring charges of $14.6 ($0.31 per diluted share) across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins and personnel reductions in the acquired Umeco business; an after-tax loss on the sale of assets at our Stamford facility of $10.5 ($0.23 per diluted share); after-tax charges of $8.2 ($0.18 per diluted share) related to costs incurred for the acquisition of Umeco; after-tax charges of $3.8 ($0.08 per diluted share) related to the step-up of Umeco inventory to fair value as of the acquisition date; accelerated depreciation of $1.5 after-tax ($0.03 per diluted share) for the sale-leaseback of our Stamford facility treated as a financing transaction prior to recognizing the sale, and an after-tax foreign exchange loss of $0.7 ($0.01 per diluted share) on the settlement of an acquired intercompany loan from the Umeco transaction. Also included in 2012 is a tax benefit of $11.6 ($0.25 per diluted share) attributable to the reversal of certain tax reserves due to the completion of U.S. tax audits for the years ended 2004 through 2008, and the expiration of the statute of limitations in certain international tax jurisdictions; an income tax provision of $7.5 ($0.16 per diluted share) related to the establishment of a liability for un-repatriated earnings of foreign subsidiaries, which we can no longer consider permanently reinvested in those entities, due to the anticipated sale of Coating Resins; and $3.1 of income tax expense ($0.07 per diluted share) related to the 2012 repatriation of earnings of certain foreign subsidiaries associated with the sale process of our Coating Resins segment. Included in continuing operations for 2011 was net after-tax pension MTM adjustments of $38.0 ($0.78 per diluted share), $0.5 of after-tax restructuring costs, after-tax charges of $3.6 for increases to environmental accruals mainly at inactive sites in the U.S. for updated estimated remediation costs, an after-tax gain of $2.1 on the sale of the former manufacturing site in Bogota, Colombia, and an after-tax charge of $0.4, for the accelerated depreciation of the Stamford research and development facility we sold in 2011, but were required to maintain on our books until our environmental obligation was satisfied. For 2012 and 2011, net earnings from continuing operations included pre-tax charges previously allocated to the operations of our discontinued Coating Resins segment of $66.5 and $66.0, respectively, and $1.0 in 2011 for costs previously allocated to the operations of our former Building Block Chemicals segment.

Earnings from discontinued operations, net of tax, were $101.3 for 2012 compared to $131.5 for the comparable period in 2011. The earnings from discontinued operations, net of tax for 2012 reflect the following after-tax amounts: the earnings from operations of our former Coatings segment of $117.4, the realized gain of $8.6 on the sale of our PSA product line which was part of the former Coatings segment, and a charge of $24.7 to adjust to the carrying value of the net assets held for sale at December 31, 2012 to their fair value less costs to sell. This charge was based on new information received about the carrying value as determined by our agreement to sell the remaining portion of our former Coatings segment that we entered into in October 2012.
The 2011 earnings reflect the results of our former Coating Resins segment and our former Building Block Chemicals segment, prior to its sale in the first quarter of 2011. The results for 2011 also include the net after-tax gain of $36.5 resulting from the completion of the sale of our former Building Block Chemicals segment in the first quarter of 2011.
Net earnings for 2012 was $174.9, or $3.74 per diluted share, compared with net earnings in 2011 of $185.9, or $3.79 per diluted share.

Segment Results (Sales to external customers)
Year-to-year comparisons and analyses of changes in net sales by segment and geographic region are set forth below:
Aerospace Materials

				% Change Due to
	2012	2011	Total % Change	Price	Acquisition Volume/Mix	Currency
North America	$545.3	$469.4	16%	3%	13%	—%
Latin America(1)	4.4	3.3	—%	—%	—%	—%
Asia/Pacific	58.6	41.2	42%	4%	38%	—%
Europe/Middle East/Africa	268.8	208.7	29%	5%	24%	—%
Total	$877.1	$722.6	21%	3%	18%	—%

(1)	Due to the level of sales in these geographic regions, percentage comparisons are not meaningful.
Overall, net sales increased 21%, of which 4% is attributable to the newly acquired Umeco business and 14% is attributable to existing business volume increases. The higher selling volumes in 2012 were primarily attributable to the continued ramp up of new large commercial transport programs and increased build rates of existing large commercial transport models. In addition, we also experienced higher sales volumes as a result of build rate increases across the military, civil rotorcraft and certain segments within the business jet market. Selling prices increases across all product lines resulted in higher sales of 3%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $168.5, or 19% of net sales, in 2012, compared with $124.9, or 17% of net sales, in 2011. The $43.6 increase in earnings was driven by increased marginal income of $60.2 due to higher sales volumes, higher selling prices of $26.0, new sales volumes of $11.8 due to the acquisition of Umeco, the favorable impact of changes in exchange rates of $4.4, favorable fixed cost absorption of $3.1 due to higher production levels in 2012, and $1.2 of other benefits which include reductions in manufacturing waste and raw material costs. These positive impacts were partially offset by higher manufacturing period costs of $37.6 to meet increased production demands, $7.1 for additional manufacturing costs related to the acquisition of Umeco, $11.1 of higher operating expenses due to continued investments in research and development and technical services in support of new growth, higher sales incentives, higher corporate charges, a bad debt provision, $4.3 of commercial, administrative and other operating expenses related to the Umeco business, and $3.0 of higher freight expenses due to increased sales.
Industrial Materials

				% Change Due to
	2012	2011	Total % Change	Price	Acquisition Volume/Mix	Currency
North America	$63.3	$45.1	40%	3%	37%	—%
Latin America(1)	6.8	0.5	—%	—%	—%	—%
Asia/Pacific(1)	6.5	1.1	—%	—%	—%	—%
Europe/Middle East/Africa(1)	99.8	19.9	—%	—%	—%	—%
Total	$176.4	$66.6	165%	3%	162%	—%

(1)	Due to the level of sales in these geographic regions, percentage comparisons are not meaningful.

Overall, net sales increased 165% primarily due to $124.7 of net sales in 2012 from the Umeco business acquired in July 2012. For existing product lines, our selling volumes decreased by 25%, substantially due to tooling sales that benefited in 2011 from one-time initial ramp up of large commercial transport programs. Selling prices increases resulted in higher sales of 3%. Changes in exchange rates did not significantly impact net sales.
Earnings from operations were $11.4, or 6% of net sales in 2012, compared with $11.9, or 18% of net sales in 2011. The $0.5 decrease in earnings was driven by lower marginal income of $11.2 due to lower sales volumes for existing product lines. This was mostly offset by lower manufacturing and freight costs of $4.0 related to the lower sales volume, higher selling prices of $2.1, favorable impact of changes in exchange rates of $1.7, lower support costs related to selling expenses and related overhead of $1.7, and favorable absorption of $0.2. Earnings from operations of the Umeco industrial business were approximately $0.9, and included a $5.1 charge for inventory written up to fair value as a result of purchase accounting for the Umeco acquisition.

In Process Separation

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$103.5	$97.6	6%	10%	(4)%	—%
Latin America	113.0	105.6	7%	5%	2%	—%
Asia/Pacific	85.6	80.3	7%	3%	3%	1%
Europe/Middle East/Africa	82.1	56.0	47%	11%	37%	(1)%
Total	$384.2	$339.5	13%	7%	6%	—%

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
Earnings from operations were $95.3, or 25% of net sales, in 2012, compared with $73.0, or 22% of net sales, in 2011. The $22.3 increase in earnings is the result of increased selling prices of $23.0, increased marginal income of $15.0 due to higher volumes, a favorable impact from changes in exchange rates of $3.2, and favorable fixed cost absorption $3.0 on higher production levels to support increased volumes. This was partially offset by higher commercial and other operating expenses of $10.0 caused by increased headcount related to the segment’s growth initiatives, increased manufacturing period costs of $7.5, higher freight costs of $2.5 due to increased volumes and higher rates, and higher raw material costs of $1.9.

Additive Technologies

				% Change Due to
	2012	2011	Total % Change	Price	Volume/Mix	Currency
North America	$118.7	$121.1	(2)%	4%	(6)%	—%
Latin America	22.1	24.2	(9)%	12%	(15)%	(6)%
Asia/Pacific	67.6	66.2	2%	(1)%	3%	—%
Europe/Middle East/Africa	62.0	75.7	(18)%	4%	(16)%	(6)%
Total	$270.4	$287.2	(6)%	3%	(7)%	(2)%

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
Earnings from operations were $40.8, or 15% of net sales, for 2012, compared with $41.9, or 15% of net sales, in 2011. The $1.1 decrease in earnings is due to reduced marginal income of $10.2 on lower volumes, increased manufacturing period costs of $2.4 due to wage inflation, benefits, and depreciation, higher raw material costs of $1.2, higher commercial and administration costs of $0.5 related to wage inflation and benefits, and a net unfavorable impact of $0.2 from changes in exchange rates. The negative effects were partially offset by $10.3 of selling price increases, lower freight costs of $2.0 due to lower volumes, and favorable fixed cost absorption of $1.1.

RESTRUCTURING ACTIVITIES
In accordance with our accounting policy, restructuring costs are included in our corporate unallocated operating results for segment reporting purposes consistent with management’s view of its businesses.
Details of our 2013 restructuring initiatives are as follows:
In the third quarter of 2013, we launched cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth. The plan includes headcount reductions of approximately 55 people, through modification of shift patterns within various operations, centralization of logistics and planning activities, and closure of a small site in Beelitz, Germany. The plans resulted in a pre-tax restructuring charge of approximately $4.5 related mainly to severance costs and closure of manufacturing facility. The initiative is expected to be completed by 2015.
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma, and Anaheim, California locations. Approximately 120 employees will be impacted by this move. The estimated total cost of this initiative is approximately $27.0 which includes capital and other costs of approximately $13.0 to move the products into the existing operations and approximately $3.5 for non-cash accelerated depreciation expense. The remaining costs are for retention and severance plans, certain lease liabilities on impacted facilities and clean-up costs. Product re-sites and re-qualifications are in process with final completion expected by the first quarter of 2015. These plans resulted in a restructuring charge of $1.6, primarily for severance, retention costs and accelerated depreciation. The initiatives are expected to be completed in waves by the first quarter of 2015 and paid for by mid-2015.
We realized an estimated $0.7 of pre-tax cost savings in 2013 and expect to realize an estimated $3.2 and $4.0 of incremental pre-tax savings in 2014 and 2015, respectively.
The remaining reserve relating to the 2013 restructuring initiatives at December 31, 2013 is $1.8.
Details of our 2012 restructuring initiatives are as follows:
In the third quarter of 2012, we approved plans to realign the supporting structure of our Aerospace Materials and Industrial Materials segments as we take advantage of synergies from the acquisition of Umeco. These plans resulted in a restructuring charge of $6.6 related to the severance costs and other benefits of 28 positions. The initiatives were substantially completed in 2013 and are expected to be paid by the end of 2015.
In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 171 positions. These initiatives are expected to be substantially completed and paid by the end of 2014.
We realized an estimated $3.8 and $17.9 of pre-tax cost savings in 2012 and 2013, respectively, and expect to realize an estimated $2.3 and $3.1 of incremental pre-tax savings in 2014 and 2015, respectively.
The remaining reserve relating to the 2012 restructuring initiatives at December 31, 2013 is $4.8.
See Note 4 of Notes to Consolidated Financial Statements for a further summary of the restructuring charges.

LIQUIDITY AND FINANCIAL CONDITION
At December 31, 2013, our cash balance was $151.8, compared with $179.3 at year-end 2012. As of December 31, 2013, approximately $60.4 of our cash was in the U.S. and $91.4 was held by our subsidiaries outside the U.S.
Net cash provided by continuing operations
Net cash provided by operating activities of continuing operations for 2013 was $153.1 compared with $167.7 for 2012. Trade accounts receivable decreased $13.6 as days outstanding of 48 days as of the end of 2013 was down one day from year end 2012. Inventory decreased $11.5, as inventory days on hand were at 78 days at the end of 2013, which is down 4 days since year end 2012. Accounts payable decreased by $0.7, as accounts payable days outstanding at December 31, 2013 decreased 3 days to 43 days compared to the end of 2012. Income taxes payable decreased by $58.9, primarily due to $42.7 of 2012 corporate income tax payments made in 2013, including the $21.0 corporate income tax payment primarily related to the divestiture of the PSA product line in 2012. This payment, which was statutorily due on December 17, 2012, was deferred to February 1, 2013 as the Internal Revenue Service provided special tax relief for taxpayers in the federally-declared disaster areas struck by Hurricane Sandy. Additionally, we made contributions of $71.8 and $8.0 to our pension and postretirement plans, respectively, during 2013. Accrued expenses increased by $9.2, other liabilities decreased $16.5, and other assets increased $5.5.
Net cash used in investing activities of continuing operations was $300.0 in 2013 compared to $594.6 in 2012. Capital spending for 2013 was $300.0 compared to $145.3 in 2012. Capital spending in 2013 is primarily attributable to continued investment for the strategic expansion of our growth businesses within the Aerospace Materials and In Process Separation segments, in addition to maintenance of business capital across the Company. In the second quarter of 2012, we restarted the carbon fiber expansion project that had previously been placed on hold to support our growing demand for carbon fiber based composites. The construction phase of the project is expected to be completed in the first quarter of 2014, with aerospace qualified fiber production expected in 2016. We have also commenced production on a new prepreg manufacturing expansion project, with the construction phase expected to be competed in 2014 and commercial production expected to occur in 2015. In 2012, we began expansion of our phosphine plant in Canada for our In Process Separation segment, with construction expected to be completed by mid-2014. Our total capital spending for 2014 is expected to be approximately $200.0 for continuing operations. In 2012, we used $449.3 in cash to acquire Umeco and a business in India to increase our manufacturing capacity in our In Process Separation segment, as discussed in Note 2 of Notes to Consolidated Financial Statements.
Net cash used in financing activities was $764.5 in 2013 compared with $44.0 in 2012. During 2013, we made net payments of $21.9 on our short and long term borrowings. This primarily consisted of net proceeds of $397.2 from the issuance of new 10 year, 3.5% debt in March 2013, which were used in part to pay $136.8 to redeem $135.2 face value of our 4.6% notes that we called for redemption in February 2013, $121.1 to repurchase $107.8 face value of our 6.0% notes due in October 2015, and $108.3 to repurchase $85.1 face value of our 8.95% notes due in July 2017. These repurchases were done under tender offers that commenced in February 2013. We also made net payments of $62.0 on our Revolving Credit Facility, and received net proceeds of $7.6 on debt of a non-U.S. subsidiary. We also received $23.5 of proceeds from stock option exercises, and had $5.5 of excess tax benefits related to share-based payments in 2013. We repurchased $750.1 of treasury stock and paid $21.5 of cash dividends during 2013.
Share repurchases
During 2013, we repurchased 10,174,755 shares of common stock for $750.1 under our stock buyback program. There are no amounts remaining under the buyback program as of December 31, 2013.
Dividends
During 2013, we paid four quarterly cash dividends of $0.125 per common share, which aggregated to $19.7. On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2014 to stockholders of record as of February 10, 2014. Also during 2013, our majority owned subsidiary paid cash dividends to their minority shareholders which aggregated to $1.8.

Net cash (used in) provided by discontinued operations
Net cash used in operating activities of discontinued operations for 2013 was $127.4, compared to net cash provided by operating activities of discontinued operations of $146.0 for 2012. For 2013 and 2012, these cash flows consisted primarily of the net earnings from discontinued operations from what was formerly our Coating Resins segment, plus the impact of changes in working capital during the periods. Also included in 2013 are tax payments of approximately $64.0 related to the tax gain on the disposal transaction. Net increases to working capital reduced cash by approximately $86.6 during the period of 2013 that we owned the business, while net decreases to working capital provided cash of approximately $26.3 in 2012. Net earnings of discontinued operations in 2012 included the impact of depreciation and amortization of approximately $42.4, related to the periods prior to the classification of Coating Resins assets as held for sale. In 2013, no depreciation or amortization was taken on these assets.
Net cash provided by investing activities of discontinued operations was $1,017.0 in 2013, compared with net cash provided by investing activities of discontinued operations of $84.7 in 2012. In April 2013, we sold our former Coating Resins segment, and received cash proceeds of approximately $998.9 net of related transaction costs. In the third quarter of 2013, we sold the former distribution product line of the Industrial Materials segment for cash proceeds of $6.4, net of cash balances sold. Capital expenditures related to discontinued operations for the 2013 were approximately $3.2. Also, in the first quarter of 2013, we collected $15.0 related to an outstanding note receivable from the 2011 divestiture of Building Clock Chemicals.

Credit facility
There was $400.0 available for borrowing under the $400.0 unsecured Revolving Credit Facility at December 31, 2013. On June 28, 2013, we amended and restated certain terms of our existing Revolving Credit Facility. The material terms and conditions of the Revolving Credit Facility agreement remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Revolving Credit Facility continues to be $400.0 with a $25.0 swingline, and the term of the Revolving Credit Facility was extended to June 28, 2018. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term through June 28, 2021, and to increase the maximum amount we may borrow under the Revolving Credit Facility up to $500.0. We are required to comply with certain customary financial covenants under the Revolving Credit Facility: (i) the ratio of consolidated total debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.
Funding of future cash requirements
We believe that we have the ability to fund our operating cash requirements, planned capital expenditures, planned cash dividends, as well as the ability to meet our debt service requirements for the foreseeable future from existing cash, from internal cash generation, and, when appropriate, through utilization of our existing credit line. From time to time, based on such factors as local tax regulations, prevailing interest rates and our plans for capital investment or other investments, it may make economic sense to utilize our existing credit lines in order to meet our cash requirements, which may include debt-service related disbursements. We are required to meet financial ratios under our $400.0 Revolving Credit Facility, including a maximum permitted ratio of consolidated total debt (as defined) to consolidated EBITDA (as defined) and a minimum consolidated EBITDA (as defined) to consolidated interest expense ratio. Complying with these ratios could limit our ability to plan for or react to market conditions or meet extraordinary capital needs and could otherwise restrict our financing activities. Our ability to comply with the covenants will depend on our future operating performance. If we fail to comply with those covenants and terms, we will be in default. In this case, we would be required to obtain waivers from our lenders in order to maintain compliance. If we were unable to obtain any necessary waivers, the amounts outstanding under this Revolving Credit Facility could be accelerated, and become immediately due and payable, and we would not be able to borrow any additional funds under the agreement while such default continued. We are in compliance with these covenants and expect to be in compliance for the foreseeable future. We have no borrowings outstanding under the Revolving Credit Facility as of December 31, 2013. Our ability to fully utilize our revolving credit agreement can be limited by our actual calculated debt covenant ratio as compared to the maximum debt covenant ratio permitted under the Revolving Credit Facility. At December 31, 2013, $400.0 of the Revolving Credit Facility is available to us, and we expect that the full amount will continue to be available based on our current forecasts.
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
We estimate that pension and postretirement plan funding will be approximately $6.3 and $9.8, respectively, in 2014, compared to $71.8 and $8.0, respectively, in 2013.

Contractual Obligations and Commercial Commitments
The following table sets forth our contractual obligations under long-term agreements as of December 31, 2013:

(in millions)	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$724.5	$0.1	$145.1	$169.6	$409.7
Interest payments	209.9	37.2	65.9	43.0	63.8
Operating leases	31.6	8.4	12.9	7.5	2.8
Capital lease	14.8	2.9	6.1	5.8	—
Pension and postretirement plans obligations(1)	16.1	16.1	—	—	—
Purchase obligations	28.7	23.4	1.9	1.1	2.3
Environmental liabilities(1)	11.9	11.9	—	—	—
Other noncurrent liabilities(2)	—	—	—	—	—
Total	$1,037.5	$100.0	$231.9	$227.0	$478.6

(1)
Expected cash flows for our pension and postretirement plans obligations and environmental liabilities for years beyond 2013 were excluded as specific payment dates could not be reasonably estimated. Amounts reflected to be paid in less than one year are based on our budget and actual amounts paid in 2013 and may vary significantly for pension. See Note 12, “Environmental, Contingencies and Commitments,” and Note 14, “Employee Benefit Plans,” of Notes to Consolidated Financial Statements for more information regarding these liabilities.

(2)
Included in other noncurrent liabilities on our consolidated balance sheet at December 31, 2013, were $46.9 of contingent liabilities (principally asbestos related liabilities) and $17.3 of asset retirement obligations. As specific payment dates for these items are unknown, the related balances have not been reflected in the “Payments Due by Period” section of the table above.

As of December 31, 2013, the amount of unrecognized tax benefits was $16.7. As specific payment dates cannot be reasonably estimated, the related balances have not been reflected under the “Payments Due by Period” section of the table above.
At December 31, 2013, we had net contractual commitments under currency forward contracts in U.S. dollar equivalent notional amounts of $262.6, that all settle in less than one year. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” as well as Note 7 of Notes to Consolidated Financial Statements.
We had $19.2 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2013 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

As part of the sale of Coating Resins (now called Allnex) to Advent International, Cytec transferred certain environmental liabilities at the Drogenbos and Schoonarde sites to Allnex. Cytec retained a guarantee agreement dated March 25, 2010 with the public waste agency of Flanders (OVAM) Belgium with respect to these liabilities. The latest estimate for the guaranteed liabilities is approximately $25.0. Allnex is obligated to use commercially reasonable efforts to replace Cytec as guarantor, and to date Allnex has provided replacement credit support for $5.0 of the guarantee. Allnex is also obligated to indemnify and hold Cytec harmless from and against any losses incurred by Cytec under the guarantee. We have determined that the fair value of our liability under this guarantee is not significant based on the obligations of Allnex to indemnify Cytec and to ultimately replace Cytec as guarantor.
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
Currency Risk: We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction.
At December 31, 2013, the currency and net notional amounts of forward contracts outstanding translated into U.S. dollar equivalent amounts were as follows:

December 31, 2013	Buy
Sell	U.S. Dollar	Euro	Chilean Peso	Mexican Peso	Pound Sterling	Norwegian Krone	Malaysian Ringgit	Thai Baht	Japanese Yen	Colombian Peso
U.S. Dollar	—	$100.8	$18.2	$17.0	$4.0	$2.8	$2.7	$1.5	$1.4	$1.4
Pound Sterling	—	$68.1	—	—	—	—	—	—	—	—
Chinese Yuan	$17.1	—	—	—	—	—	—	—	—	—
Canadian Dollar	$9.0	—	—	—	—	—	—	—	—	—
Brazilian Real	$6.6	—	—	—	—	—	—	—	—	—
Australian Dollar	$4.0	—	—	—	—	—	—	—	—	—
Thai Baht	—	$6.4	—	—	—	—	—	—	—	—
Japanese Yen	—	$1.6	—	—	—	—	—	—	—	—
The net favorable fair value of currency contracts, based on exchange rates at December 31, 2013, was $1.4. Assuming that year-end exchange rates between the underlying currencies of all outstanding contracts and the various hedged currencies were to adversely change by a hypothetical 10%, the fair value of all outstanding contracts at year-end would decrease by approximately $25.4. However, since these contracts hedge specific transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.
Interest Rate Risk: At December 31, 2013, our outstanding borrowings consisted of $716.3 of long-term fixed rate debt, which had a carrying value of $716.3, a face value of $724.5, and a fair value of $731.2. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
We had no variable rate debt outstanding as of December 31, 2013.

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
Our asbestos related contingent liabilities and related insurance receivables are based on a study which is prepared every three years by a third party. During the third quarter of 2012, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables, which will be updated again in the third quarter of 2015. The study is based on, among other things, the incidence and nature of historical claims data through June 30, 2012, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type. The study assumes liabilities through 2049.
In 2012, as a result of the findings, we recorded a decrease of $2.1 to our self-insured and insured contingent liabilities for indemnity costs for pending and anticipated probable future claims and recorded a decrease of $1.0 related to receivables for probable insurance recoveries for these pending and future claims. The reserve decrease was attributable to lower projected claim filings offset by more severe malignancy rates and settlement value projections. The decrease in the receivable was a result of the lower gross liability and a shift in the types of future claims expected. Overall, we expect to recover approximately 48% of our future indemnity costs. We have completed Coverage-In-Place-Agreements with most of our larger insurance carriers.
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
Retirement Plans
We sponsor defined benefit pension and other postretirement benefit plans. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements. Our most significant pension plans are in the U.S., and constituted over 83% of our consolidated pension assets and 82% of projected benefit obligations as of December 31, 2013. The calculation of our pension expense and pension liability associated with our defined benefit pension plans requires the use of a number of assumptions. Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rates. Our U.S. salaried pension plan was frozen on December 31, 2007, and as of December 31, 2013, the majority of our bargaining employees have also agreed to freeze their benefits.
At the end of each year, we determine the discount rate to be used for pension liabilities. In estimating this rate, we look at the yields on high quality, long-term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. Future expected actuarially determined cash flows of our major U.S. plans are matched against a yield curve encompassing such bonds to arrive at a single discount rate by plan. We discounted our U.S. future pension and postretirement medical liabilities using a rate of 4.8% and 4.5%, respectively, at December 31, 2013.
The discount rate used to determine the value of liabilities has a significant effect on expense. A 1% increase to the discount rate for our U.S. pension plans would increase our 2014 expected annual expense by $2.5 million and decrease our liability by $81.1 million. A 1% decrease to the discount rate for our U.S. pension plans would decrease our 2014 expected annual expense by $3.3 million and increase our liability by $98.1 million. The change in liability amounts due to a 1% discount rate change would have been reflected as a MTM adjustment in the fourth quarter of 2013. A 1% increase to the discount rate for our U.S. postretirement medical plan would increase our 2014 expected annual expense by $0.8 million and decrease our liability by $14.2 million. A 1% decrease to the discount rate for our U.S. postretirement medical plan would decrease our 2014 expected annual expense by $1.0 million and increase our liability by $16.6 million. The change in liability amounts due to a 1% discount rate change would have been reflected as a MTM adjustment in the fourth quarter of 2013.
In order to reduce the volatility of our pension plan assets relative to pension liabilities, we have gradually implemented a liability-driven investment (“LDI”) strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets with an emphasis on high quality corporate bonds. As the funded status of the plans improves, we expect to further decrease equity investments and increase fixed income investments. As a result of these changes, the expected rates of return have been adjusted downward, as appropriate, to reflect the new allocations. The expected rate of return on our U.S. plan assets, which was 6.0% for 2013, reflects the long-term average rate of return expected on funds invested or to be invested in the pension plans to provide for the benefits included in the pension liability. We establish the expected rate of return at the beginning of each fiscal year based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. A 1% change to the expected rate of return on plan assets of our U.S. pension plans would increase or decrease our 2014 expected pension expense by $7.7; the 2014 expected postretirement medical expense would increase or decrease by $0.2. The U.S. pension plans’ investment mix at December 31, 2013 approximated 20% equities and 80% fixed income securities.
We account for our continuing pension and other postemployment benefit (“OPEB”) plans using the mark-to-market (“MTM”) accounting method. Under this method, our pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The MTM charges (benefits) applied to earnings from continuing operations in 2013, 2012 and 2011 due to the actual experience versus assumptions of returns on plan assets and discount rates for the defined benefit pension and other postretirement benefit plans were ($16.4), $35.9, and $38.0, respectively.
The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is 7.5% in 2014, decreasing to ultimate trend of 5.0% in 2019. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense. A 1% decrease to the assumed healthcare cost trend rate for our postretirement benefit plans would decrease our expense by $0.5 and decrease our postretirement benefit obligation by $12.6. A 1% increase to the assumed healthcare cost trend rate for our postretirement benefit plans would increase our expense by $0.5 and increase our postretirement benefit obligation by $14.1.
Impairment of Goodwill and Intangible Assets
We have defined our segments as our reporting units. Our four business segments are Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. Aerospace Materials and Industrial Materials serve principally aerospace and industrial advanced composites markets, respectively. In Process Separation and Additive Technologies serve large, global industrial markets. The segments above reflect how we run our Company, manage the assets, and view our customers.
We test goodwill for impairment on an annual basis. Goodwill of a reporting unit will be tested for impairment between annual tests if events occur or circumstances change that would likely reduce the fair value of the reporting unit below its carrying value. For our goodwill impairment test, we are permitted to use either a qualitative or quantitative approach. Under the qualitative approach for a goodwill impairment test, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. – greater than 50% probability) that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of the facts and circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test, described below, is unnecessary. If we determined otherwise, we would be required to perform the two-step goodwill impairment test.
For 2013, we used a quantitative, two-step process to test goodwill for impairment. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. The market multiple approach provides a straightforward, cost effective and relatively simple method to readily determine if an impairment might exist by utilizing Earnings before Interest, Taxes, Depreciaton and Amortization (“EBITDA”) information by reporting unit multiplied by average current industry valuation factors or multiples to easily determine an estimated range of fair value. Due to the cyclical nature of our reporting units, we utilize a three year EBITDA average of historical and forecasted EBITDA for the reportable segment times the range of EBITDA multiple factors. The three year period is comprised of the prior year, current year and one year projected amounts. The market multiple range utilizes an average lower and upper multiple limit based on recent industry acquisition average EBITDA multiples paid by financial and strategic purchasers. We obtain this information from a third party investment bank. If the reporting unit’s estimated fair value using the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.
In the fourth quarter of 2013, we completed our annual goodwill impairment test. For the market multiple approach, we used an EBITDA range of between 5.1X and 13.0X. All of our reporting units passed step 1A with the exception of the Industrial Materials reporting unit. The Industrial Materials EBITDA of $35.1 was a three year average of the 2012 actual on an annualized basis, 2013 actual or forecast, and the 2014 budgeted EBITDA amounts. The market multiple approach (Step 1A) for the Industrial Materials reporting unit resulted in a fair value range of $178.8 to $455.7. Since the carrying value was in excess of the lower end of the range of the estimated fair values using the multiples, we refined the estimate of the fair value using a discounted cash flow approach in accordance with our aforementioned policy which resulted in a fair value of $457.2. The discounted cash flow approach fair value exceeded the carrying value by $81.2, or 22%, indicating that there was no impairment of Industrial Materials’ goodwill. The discounted cash flow approach considered a weighted average cost of capital

(“WACC”) rate of 13.0% as the discount rate and an estimated net cash flow for a ten-year period from 2014 to 2023. The WACC calculation considered a risk-free rate of return, cost of debt and expected equity premium. The risk-free rate of return equaled the yield on long-term United States Treasury bonds. The cost of debt represented the yield of a BBB rated bond. The cost of equity included an estimate of the return on typical long-term investments required to induce investment in a diversified portfolio of U.S. publicly traded stocks adjusted for specific risk and size premiums of the reporting unit. The risk premium reflects the specific risks associated with the current business and future performance estimates. The cost of equity and debt were weighted based on the observed capital structures of companies with characteristics similar to the reporting unit. The discounted cash flow model also reflects a terminal value that assumes 2023 net cash flows will continue to grow at a rate of 3.0% in perpetuity, which we believe is reasonable for this business. These evaluations involve amounts that are based on management’s best estimates and judgments.
The discounted cash flows were based on a ten year projection, covering 2014 through 2023. The 2014 to 2020 projections take into account current macroeconomic conditions and reflect management’s best estimate of current economic environment. For the most significant product lines, these assumptions incorporate probability adjusted projected volumes from known programs, the expected growth and pricing of future markets from independent trade studies and reports, internal market growth data and pipeline knowledge of existing markets, key programs and customers. After 2020, amounts were based on forecasted average revenue growth factor of approximately 10%. The projections included average annual capital expenditures of $18.7 and net working capital increases corresponding to the revenue growth assumed. We assumed an average tax rate of 31% for the discounted cash flow approach which we believe is a realistic approximation of our future annual effective tax rate for this business.
The following table summarizes the approximate impact that a change in certain critical assumptions would have on the Industrial Materials goodwill impairment test. The approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant.

Critical Factors	Change	Approximate Increase (Decrease) on Fair Value
WACC	+0.50%	$(27.4)
WACC	-0.50%	30.4
Terminal value growth rate	+0.25%	6.8
Terminal value growth rate	-0.25%	(6.5)
Annual capital expenditures	+$10.0	(48.3)
Annual capital expenditures	-$10.0	48.3
Annual sales volume growth rate	+0.25%	67.5
Annual sales volume growth rate	-0.25%	(66.2)
Operating profit margin	+1.0%	40.9
Operating profit margin	-1.0%	(40.9)
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
We intend to primarily reinvest the unremitted earnings of those international subsidiaries that are independent of the Coating Resins divestiture. Accounting rules require establishing a tax liability on the unrepatriated earnings of foreign subsidiaries if it is management`s intention to no longer permanently reinvest such earnings. As a result of the intended sale of Coating Resins, management`s intentions changed with regard to a portion of the unrepatriated earnings of certain foreign subsidiaries. Therefore, included in income tax expense is $3.1 of tax expense incurred due to the repatriation of certain earnings during 2012 and a tax benefit of $1.5 incurred during 2013 primarily related to a revision of our previously accrued estimated income tax liability on the repatriation of other earnings, related to the sale of Coating Resins. With the exception of the unremitted earnings of those international subsidiaries that are related to the Coating Resins divestiture, no provision has been made for U.S. or additional non-U.S. taxes with respect to these earnings. In the event of repatriation to the U.S., such earnings would be subject to U.S. income taxes in most cases. Foreign tax credits would be available to substantially reduce the amount of U.S. tax otherwise payable in future years.

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

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

December 31,
(Dollars in millions, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$151.8	$179.3
Trade accounts receivable, less allowance for doubtful accounts of $4.6 and $4.7 in 2013 and 2012, respectively	251.3	263.6
Other accounts receivable	74.4	39.1
Inventories	253.1	269.8
Deferred income taxes	32.1	38.4
Other current assets	25.1	18.9
Current assets held for sale	—	409.7
Total current assets	787.8	1,218.8
Investment in associated companies	1.3	1.7
Plants, equipment and facilities, at cost	1,567.1	1,310.4
Less: accumulated depreciation	(520.1)	(475.1)
Net plant investment	1,047.0	835.3
Acquisition intangibles, net of accumulated amortization of $58.0 and $43.9 in 2013 and 2012, respectively	161.1	183.7
Goodwill	521.3	525.3
Deferred income taxes	25.2	8.9
Other assets	136.8	88.7
Non-current assets held for sale	—	1,061.8
Total assets	$2,680.5	$3,924.2
Liabilities
Current liabilities
Accounts payable	$175.7	$176.4
Short-term borrowings	—	3.0
Current maturities of long-term debt	0.1	136.1
Accrued expenses	178.4	177.4
Income taxes payable	14.2	51.4
Deferred income taxes	0.1	0.6
Current liabilities held for sale	—	265.9
Total current liabilities	368.5	810.8
Long-term debt	716.2	567.4
Pension and other postretirement benefit liabilities	195.2	275.5
Other noncurrent liabilities	187.1	198.3
Deferred income taxes	31.6	70.9
Non-current liabilities held for sale	—	198.3
Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value per share, 150,000,000 shares authorized; issued 49,725,752 in 2013 and 49,618,861 in 2012	0.5	0.5
Additional paid-in capital	467.9	465.6
Retained earnings	1,572.8	1,419.2
Accumulated other comprehensive income	95.7	155.7
Treasury stock, at cost, 14,221,374 shares in 2013 and 4,672,700 shares in 2012	(955.0)	(243.3)
Total Cytec Industries Inc. stockholders’ equity	1,181.9	1,797.7
Noncontrolling interests	—	5.3
Total equity	1,181.9	1,803.0
Total liabilities and stockholders’ equity	$2,680.5	$3,924.2
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011
Net sales	$1,935.0	$1,708.1	$1,415.9
Manufacturing cost of sales	1,283.1	1,202.9	1,028.0
Selling and technical services	146.6	153.3	132.6
Research and process development	49.0	54.0	47.5
Administrative and general	126.5	140.0	100.1
Amortization of acquisition intangibles	14.6	9.0	3.2
Net (loss) gain on sale of assets	—	(16.7)	3.3
Asset impairment charge	5.8	—	—
Earnings from operations	309.4	132.2	107.8
Other (expense) income, net	(7.4)	1.5	(3.9)
Net loss on early extinguishment of debt	39.4	0.2	0.3
Equity in losses of associated companies	0.4	0.2	—
Interest expense, net	18.2	30.1	35.8
Earnings from continuing operations before income taxes	244.0	103.2	67.8
Income tax provision	72.3	27.5	10.3
Earnings from continuing operations	171.7	75.7	57.5
Earnings from operations of discontinued businesses, net of tax	31.6	117.4	95.0
Net (loss) gain on sale of discontinued operations, net of tax	(29.4)	(16.1)	36.5
Earnings from discontinued operations, net of tax	2.2	101.3	131.5
Net earnings	173.9	177.0	189.0
Less: Net earnings attributable to noncontrolling interests	(0.4)	(2.1)	(3.1)
Net earnings attributable to Cytec Industries Inc.	$173.5	$174.9	$185.9
Earnings per share attributable to Cytec Industries Inc.
Basic earnings per common share
Continuing operations	$4.36	$1.64	$1.19
Discontinued operations	0.04	2.16	2.65
	$4.40	$3.80	$3.84
Diluted earnings per common share
Continuing operations	$4.27	$1.62	$1.17
Discontinued operations	0.04	2.12	2.62
	$4.31	$3.74	$3.79
Dividends per common share	$0.50	$0.50	$0.50
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31,
(Dollars in millions)	2013	2012	2011
Net income including noncontrolling interest	$173.9	$177.0	$189.0
Other comprehensive income (loss), net of tax
Pension liability adjustment	16.4	(23.0)	8.4
Unrealized net gain on derivative instruments	—	—	0.4
Translation adjustments	(76.6)	28.8	(36.7)
Total other comprehensive (loss) income, net of tax	(60.2)	5.8	(27.9)
Comprehensive income including noncontrolling interest	113.7	182.8	161.1
Less: Comprehensive income attributable to noncontrolling interest	(0.2)	(1.6)	(3.2)
Comprehensive income attributable to Cytec Industries Inc.	$113.5	$181.2	$157.9
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,
(Dollars in millions)	2013	2012	2011
Cash flows provided by (used in) operating activities
Net earnings	$173.9	$177.0	$189.0
Earnings from discontinued operations	2.2	101.3	131.5
Earnings from continuing operations	171.7	75.7	57.5
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	56.0	58.6	45.0
Amortization	19.2	14.1	8.7
Share-based compensation	11.4	11.3	11.1
Pension and postretirement benefit (income) expense	(47.2)	43.1	66.0
Contributions to pension and postretirement plans	(79.8)	(51.3)	(66.7)
Deferred income taxes	23.5	(39.6)	(9.9)
Gain on sale of assets	—	—	(3.3)
Non-cash loss on disposal of assets and asset impairment charges	5.8	16.7	—
Loss on early extinguishment of debt	39.4	0.2	0.3
Unrealized loss (gain) on derivative instruments	0.3	(4.5)	2.1
Other	0.4	0.1	—
Changes in operating assets and liabilities (excluding effects of divestiture):
Trade accounts receivable	13.6	(9.0)	(44.2)
Other receivables	(0.3)	12.4	5.7
Inventories	11.5	(8.4)	(33.1)
Other assets	(5.5)	3.0	(3.4)
Accounts payable	(0.7)	(1.7)	26.9
Accrued expenses	9.2	24.4	(9.8)
Income taxes payable	(58.9)	27.5	(4.2)
Other liabilities	(16.5)	(4.9)	12.9
Net cash provided by operating activities of continuing operations	153.1	167.7	61.6
Net cash (used in) provided by operating activities of discontinued operations	(127.4)	146.0	150.2
Net cash provided by operating activities	25.7	313.7	211.8
Cash flows provided by (used in) investing activities:
Additions to plants, equipment and facilities	(300.0)	(145.3)	(78.9)
Acquisition of businesses, net of cash received	—	(449.3)	—
Net proceeds received on sale of assets	—	—	3.4
Net cash used in investing activities of continuing operations	(300.0)	(594.6)	(75.5)
Net cash provided by investing activities of discontinued operations	1,017.0	84.7	117.8
Net cash provided by (used in) investing activities	717.0	(509.9)	42.3
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	634.1	318.1	—
Payments on long-term debt	(658.2)	(268.4)	(5.9)
Change in short-term borrowings	2.2	(0.5)	(2.8)
Cash dividends	(21.5)	(25.9)	(27.1)
Proceeds from the exercise of stock options	23.5	28.0	8.1
Purchase of treasury stock	(750.1)	(99.9)	(196.1)
Excess tax benefits from share-based payment arrangements	5.5	5.9	1.5
Other	—	(1.3)	10.8
Net cash used in financing activities	(764.5)	(44.0)	(211.5)
Effect of currency rate changes on cash and cash equivalents	(5.7)	3.7	(10.1)
(Decrease) increase in cash and cash equivalents	(27.5)	(236.5)	32.5
Cash and cash equivalents, beginning of period	179.3	415.8	383.3
Cash and cash equivalents, end of period	$151.8	$179.3	$415.8
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interest	Total
Balance at December 31, 2010	$0.5	$451.5	$1,105.8	$6.8	$(0.4)	$171.0	$—	$6.3	$1,741.5
Net earnings	—	—	185.9	—	—	—	—	3.1	189.0
Other comprehensive (loss), net of tax	—	—	—	8.4	0.4	(36.8)	—	0.1	(27.9)
Dividends—noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Dividends:
Common stock outstanding	—	—	(24.3)	—	—	—	—	—	(24.3)
Deferred and unvested common stock	—	0.1	(0.1)	—	—	—	—	—	—
Share-based compensation	—	10.1	—	—	—	—	1.0	—	11.1
Exercise of stock options	—	(2.0)	—	—	—	—	10.1	—	8.1
Purchase of treasury stock	—	—	—	—	—	—	(196.1)	—	(196.1)
Excess tax benefit on stock options	—	1.5	—	—	—	—	—	—	1.5
Balance at December 31, 2011	$0.5	$461.2	$1,267.3	$15.2	$—	$134.2	$(185.0)	$6.7	$1,700.1
Net earnings	—	—	174.9	—	—	—	—	2.1	177.0
Other comprehensive income, net of tax	—	—	—	(23.0)	—	29.3	—	(0.5)	5.8
Dividends—noncontrolling interests	—	—	—	—	—	—	—	(3.0)	(3.0)
Dividends:
Common stock outstanding	—	—	(22.9)	—	—	—	—	—	(22.9)
Deferred and unvested common stock	—	0.2	(0.1)	—	—	—	—	—	0.1
Share-based compensation	—	9.5	—	—	—	—	1.8	—	11.3
Exercise of stock options	—	(11.8)	—	—	—	—	39.8	—	28.0
Purchase of treasury stock	—	—	—	—	—	—	(99.9)	—	(99.9)
Equity award modification reclass to liability	—	0.6	—	—	—	—	—	—	0.6
Excess tax benefit on stock options	—	5.9	—	—	—	—	—	—	5.9
Balance at December 31, 2012	$0.5	$465.6	$1,419.2	$(7.8)	$—	$163.5	$(243.3)	$5.3	$1,803.0

CYTEC INDUSTRIES INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

Years ended December 31, 2013, 2012 and 2011 (Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Pension Liabilities	Unrealized net (losses) gains on cash flow hedges	Cumulative Translation Adjustments	Treasury Stock	Noncont- rolling interest	Total
Balance at December 31, 2012	$0.5	$465.6	$1,419.2	$(7.8)	$—	$163.5	$(243.3)	$5.3	$1,803.0
Net earnings	—	—	173.5	—	—	—	—	0.4	173.9
Other comprehensive (loss), net of tax	—	—	—	16.4	—	(76.4)	—	(0.2)	(60.2)
Dividends—noncontrolling interests	—	—	—	—	—	—	—	(1.8)	(1.8)
Dividends:
Common stock outstanding	—	—	(19.7)	—	—	—	—	—	(19.7)
Deferred and unvested common stock	—	0.2	(0.2)	—	—	—	—	—	—
Share-based compensation	—	9.1	—	—	—	—	2.3	—	11.4
Exercise of stock options	—	(12.5)	—	—	—	—	36.1	—	23.6
Purchase of treasury stock	—	—	—	—	—	—	(750.1)	—	(750.1)
Divestiture of noncontrolling interest	—	—	—	—	—	—	—	(3.7)	(3.7)
Excess tax benefit on stock options	—	5.5	—	—	—	—	—	—	5.5
Balance at December 31, 2013	$0.5	$467.9	$1,572.8	$8.6	$—	$87.1	$(955.0)	$—	$1,181.9
See accompanying Notes to Consolidated Financial Statements

CYTEC INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Currencies in millions, except per share amounts, unless otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business and Consolidation Policy: We are a global specialty materials and chemicals company focused on developing, manufacturing and selling value-added products. Our products serve a diverse range of end markets including aerospace and industrial materials, mining and plastics. We use our technology and application development expertise to create chemical and material solutions that are formulated to perform specific and important functions for our customers. We operate on a global basis with 48% of our 2013 revenues in North America, 31% in Europe, Middle East, and Africa, 13% in Asia-Pacific and 8% in Latin America. We have manufacturing and research facilities located in 11 countries. The consolidated financial statements include the accounts of Cytec Industries Inc. and our subsidiaries on a consolidated basis. The footnotes relate to continuing operations except where noted otherwise. Intercompany transactions and balances have been eliminated. The equity method of accounting is used for investments in associated companies that we do not control, but for which we have the ability to exercise significant influence on operating and financial policy.
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
D. Depreciation: Depreciation is provided on a straight line basis over the estimated useful lives of the assets. When these assets are retired or disposed of, the net book value of assets are removed from the consolidated balance sheet and the net gain or loss is included in the determination of earnings from operations. Effective January 1, 2012, we changed our method of depreciation for the majority of our North American fixed assets from straight line composite depreciation to straight line by individual asset. We believe that the straight line depreciation method for individual assets is preferable to the composite method because it is a more precise method of allocating historical cost and results in a consistent depreciation policy for all of our locations. In connection with this change, we also revised our estimates of useful lives. See Note 9 for further discussion regarding our changes in depreciation and the effective date of our changes. When depreciable assets under the straight line composite method were sold or otherwise retired from service, unless a major change in the composition of an asset class had occurred, their costs plus demolition costs less amounts realized on sale or salvage were charged or credited to the accumulated depreciation account.
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
We test our goodwill using either a qualitative or quantitative approach. Under the qualitative approach for a goodwill impairment test, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (i.e. – greater than 50% probability) that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of the facts and circumstances, we determine it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test, described below, is unnecessary. If we determined otherwise, we would be required to perform the two-step goodwill impairment test. For our qualitative assessment of the reporting unit, we consider all relevant facts and circumstances, including the excess fair value from the most recent fair value calculation; circumstances that could cause significant changes to the most recent carrying value calculation; the overall financial performance of the reporting unit compared to previous projections; the estimated financial performance projected in the near and long term, such as Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash flows; industry and market conditions, including overall market-multiple metrics, competitive environment and demand for our products; overall macroeconomic conditions including our ability to access capital; and changes in management, key personnel or strategy for the reporting unit. More weight is placed on events or circumstances that most affect a reporting unit’s fair value or carrying amount of its net assets.
If we decide to or are required to perform the two-step goodwill impairment test, we begin by comparing the reporting unit’s fair value to its carrying value. We initially use a market multiple approach (1A) to estimate a range of fair values by reporting unit, and then use a discounted cash flow approach (1B) if the market multiple approach indicates that a potential impairment might exist to refine and reaffirm the results of the first test. Due to the cyclical nature of our reporting units, market multiple values are determined utilizing a three-year average of EBITDA. The three-year period is comprised of the prior year, current year and one year of projected amounts. If the reporting unit’s estimated fair value at the low end of the range is close to, in our judgment, or below the reporting unit’s carrying value, we refine the calculation using discounted cash flows to calculate a point estimate of the reporting unit’s fair value, as opposed to a range. If the discounted cash flow approach yields a fair value estimate less than the reporting unit’s carrying value, we would proceed to step two of the impairment test which is used to measure the amount of the impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step would then be compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference.
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
Foreign Currency Risk: We use currency forward contracts and have used cross currency swaps to manage our exposure to fluctuations in currency rates on third party and intercompany transactions denominated in currencies other than the functional currency of the legal entity. We hedge such exposures with currency forward contracts denominated in the same currency and with similar terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value or cash flows of the hedged item or transaction. All derivative contracts used to manage foreign currency risk are measured at fair value and reported as assets or liabilities on the balance sheet. Following the termination of our cross currency swaps in July 2012, we have not elected to apply hedge accounting. Changes in fair value are recorded in Other (expense) income, net.
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
K. Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. If repatriation of the undistributed income of our international subsidiaries and associated companies is anticipated then income taxes are provided for such earnings. The undistributed earnings of all other foreign subsidiaries will be indefinitely reinvested in their operations.
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
During 2013, we changed our method of accounting for our continuing pension and other postemployment benefit (“OPEB”) plans, which consist of those plans that remained with Cytec following the divestiture of Coating Resins. Historically, we had recognized pension and OPEB actuarial gains and losses annually in our consolidated balance sheets in OCI, and then amortized these gains and losses each quarter in our consolidated statements of income. The expected return on assets component of pension expense had been calculated using a five-year smoothing of asset gains and losses. In addition, the gain or loss component of pension and OPEB expense had historically been based on amortization of actuarial gains and losses that exceeded 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.
Under the new method of accounting, referred to as mark-to-market (“MTM”), our pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service costs/credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. The new method has been retrospectively applied to the financial results of all periods presented.
For additional information, see Note 14, “Employee Benefit Plans” and Note 15, “Change in Pension Accounting Method”.
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
In June 2011, the FASB issued ASU No. 2011-5, which requires entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 was subsequently amended by ASU No. 2011-12, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. On January 1, 2012, we adopted the effective portions of ASU No. 2011-5, which are reflected in these financial statements.
In May 2011, the FASB issued ASU No. 2011-4. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012, we adopted these amendments on a prospective basis and there was no impact on our consolidated financial statements.
Q. Reclassifications: Certain amounts reported for prior years in the Consolidated Financial Statements and Notes have been reclassified to conform to the current year’s presentation. These changes primarily relate to the impact our method of accounting for our continuing pension and OPEB plans, as detailed in Note 15.

2. ACQUISITIONS

Acquisition of Umeco plc
On July 20, 2012, we completed the acquisition of all of the outstanding shares of Umeco plc (“Umeco”), an international provider of composite and process materials, in an all-cash transaction at a cost of approximately $423.8. To fund the transaction, we used approximately $170.0 from the draw-down of our existing $400.0 revolving credit facility (the “Revolving Credit Facility”) with the balance funded by cash on hand. The acquisition is intended to strengthen our position as a leading manufacturer of composite materials, while offering significant opportunities for growth and value creation, particularly in industrial composites and process materials. The acquired Umeco business is partly reported in the Aerospace Materials segment, but mostly reported in the Industrial Materials segment. Net sales from Umeco related to Industrial Materials and Aerospace Materials in 2012 were $124.7 and $25.3, respectively.
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
Goodwill recorded in connection with this acquisition was approximately $186.7 which represents the significant opportunities for growth and value creation by expanding our presence in the industrial composites sector, as well as the expected synergies from combining the acquired business with our existing business. Goodwill was assigned in part to the Aerospace Materials and Industrial Materials segments. The estimated amount of goodwill deductible for tax purposes over a 5 year period is $7.1. The estimated goodwill non-deductible for tax purposes is approximately $179.6.
The following information provides details about the estimated step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.
Inventories
As of the effective date of the acquisition, inventory acquired is required to be measured at fair value. Raw materials and work in process are valued at book value which is assumed to be a reasonable proxy for fair value. The fair values for finished goods inventory were determined based on estimated selling prices less the sum of (a) costs of selling and (b) a reasonable profit allowance for the selling effort. The estimated net step-up in fair value for finished goods was $5.6.
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
The fair value of the assets acquired includes trade receivables of $65.2, virtually all of which has been collected.
For the year ended December 31, 2012, we recognized expenses for acquisition related costs of approximately $8.4. These costs are included in Administrative and general in the consolidated statement of income for the period ended December 31, 2012. From the acquisition date through December 31, 2012, we recorded net sales of $150.0 for the Umeco businesses, and corresponding net operating earnings of $1.0, which includes the expensing of the aforementioned net step-up in fair value for purchased finished goods of $5.6.
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
Pro Forma Financial Information (Unaudited)
The results of operations of Umeco have been included in the consolidated statements of operations since the acquisition date of July 20, 2012. The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011:

Years ended December 31,	2012	2011
Net revenue	$1,896.2	$1,784.2
Earnings from continuing operations	$93.7	$70.0
Diluted earnings per share from continuing operations	$2.00	$1.43
These amounts have been calculated after applying Cytec’s accounting policies and adjusting the results of Umeco to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2011 with the consequential tax effects. We did not apply MTM accounting to the Umeco pension plans prior to the acquisition for these pro forma results.
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
Acquisition of manufacturing assets of Star Orechem International Private Limited
On March 30, 2012, we acquired the manufacturing assets of Star Orechem International Private Limited (“SOIL”), in Nagpur, Central India, in a cash transaction. We are in the process of completing and upgrading the capabilities of the acquired plant to meet appropriate safety and operating standards. Our expectation is that this work will be completed and we will begin production of our mining chemical products in mid-2014. The results of operations of the acquired business have been included in our In Process Separation segment since April 1, 2012. The acquisition was funded from our cash on hand and has been accounted for as an acquisition of a business.

The following table summarizes the final assigned fair values of the assets acquired and liabilities assumed as of March 30, 2012:

Inventories	$1.1
Other current assets	0.4
Plants, equipment and facility	6.5
Identifiable intangibles	1.2
Goodwill	20.8
Other, net	0.2
Total purchase price	$30.2
The goodwill recorded in connection with this acquisition is largely attributable to the capacity and potential for future strategic growth. All $20.8 of the goodwill recognized is expected to be deductible for income tax purposes.
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

3. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued operations
Coating Resins
On April 3, 2013, we completed the divestiture of our remaining Coating Resins business to Advent International (“Advent”), a global private equity firm, for $1,015.0 plus assumed liabilities of $118.0, bringing the total value to $1,133.0. As a result, we recorded a cumulative after-tax loss on the sale of $16.9 in 2013. These cumulative after-tax losses are included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income for 2013. The final price paid and loss on sale remains subject to final working capital and other customary adjustments.
Previously, on July 31, 2012, we completed the sale of the pressure sensitive adhesives (“PSA”) product line of the former Coating Resins segment to Henkel AG & Co. for approximately $105.0, including working capital of approximately $15.0. In 2012, we received cash consideration of $112.8 from the sale and recorded an after-tax gain on the sale of $8.6, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. In 2012, we also recorded cumulative after-tax charges of $24.7 to adjust our carrying value of the Coatings disposal group to its fair value less cost to sell, based on the terms of the definitive agreement with Advent at that time. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statement of income for 2012.
The results of operations of the former Coating Resins segment have been reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.
Building Block Chemicals
On February 28, 2011, we completed the sale of substantially all of the assets and certain liabilities of our Building Block Chemicals business (the “Business”) to Cornerstone Chemical Company, an affiliate of HIG Capital, LLC (the “Purchaser”), pursuant to an Asset Purchase Agreement dated January 28, 2011, between the Company and the Purchaser. The total consideration received from the sale was $175.7, including cash consideration of $160.7 that we received at closing and a promissory note for $15.0, due in six years and bearing interest at 7.0% annually. This note was paid in full in the first quarter of 2013. A cash payment of $6.6 was made to the Purchaser in July 2011 as final settlement of the agreed working capital transferred, resulting in net realized consideration of $169.1. The assets sold include our Fortier plant located in Westwego, Louisiana, personal property, inventory, accounts receivable, contract rights and certain other assets that are used in or relate to the Business, all as further specified in the Asset Purchase Agreement. Liabilities assumed by the Purchaser include accounts payable, contract liabilities, and certain environmental and product liabilities, and certain other liabilities that relate to the Business and are as specified in the Asset Purchase Agreement. Certain liabilities relating to the Business were retained by us, including certain environmental, pension and post-retirement healthcare liabilities. In 2011, we recorded an after-tax gain on the sale of $36.5, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the accompanying consolidated statements of income. The results of operations of the former Building Block Chemicals segment are reported as discontinued operations, and are therefore excluded from both continuing operations and segment results for all periods presented. All previously reported financial information has been revised to conform to the current presentation.

The following table displays summarized activity in our condensed consolidated statements of operations for discontinued operations during the years ended December 31, 2013, 2012 and 2011.

Years ended December 31,	2013			2012		2011
	Coatings	Distribution	Total	Coatings	Total	Coatings	BBC	Total
Net sales	$368.0	$—	$368.0	$1,487.4	$1,487.4	$1,657.1	$96.2	$1,753.3
Earnings from operations of discontinued businesses before income taxes(1)(3)	$48.1	$—	$48.1	$190.9	$190.9	$126.6	$10.0	$136.6
Income tax expense on operations(2)(3)	(16.5)	—	(16.5)	(73.5)	(73.5)	(39.5)	(2.1)	(41.6)
Gain (loss) on sale of discontinued operations	17.9	(12.5)	5.4	21.3	21.3	—	58.4	58.4
Income tax expense on gain on sale	(34.8)	—	(34.8)	(12.7)	(12.7)	—	(21.9)	(21.9)
Adjustment to fair value, less cost to sell	—	—	—	(27.5)	(27.5)	—	—	—
Income tax benefit on adjustment	—	—	—	2.8	2.8	—	—	—
Earnings from discontinued operations, net of tax	$14.7	$(12.5)	$2.2	$101.3	$101.3	$87.1	$44.4	$131.5

(1)
Included in earnings of discontinued operations before income tax expenses for the year ended December 31, 2012 were expenses of $23.4 related to the Coating Resins sale process. For the years ending December 31, 2012 and 2011, includes net restructuring charges of $1.6 and $20.8, respectively, and environmental charges (credits) of $1.7 and ($4.5), respectively.

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

Other divestitures
On July 12, 2013, we sold the Industrial Materials distribution product line, which we acquired from Umeco in July 2012, to Cathay Investments for $8.6, subject to final working capital and other customary adjustments. In 2013, we recorded an after-tax charge of $12.5 to adjust our carrying value of the disposal group to its fair value less cost to sell, based on the terms of the agreement. The charge is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. The results of operations of the former Industrial Materials distribution product line prior to its divestiture remain in continuing operations for all periods presented, as the results of operations for the business and assets and liabilities sold were not material to disclose as discontinued operations or assets held for sale.
On September 30, 2011, we sold our Stamford, Connecticut research and development facility for $11.0 cash. The transaction included the leaseback of certain portions of the facility for a 7 year period, with an option to extend the lease for an additional 3 years. As part of the agreement, we were responsible for the remediation of certain environmental matters at the site and therefore, as a result of the environmental remediation obligation, we were precluded from recognizing the sale until the remediation was completed. On the date of the transaction, the carrying value of the facility exceeded the proceeds received by $21.5. However, since the facility supports the operations of multiple asset groupings that had sufficient undiscounted cash flows to support the in-use value of the facility, no impairment charge was recorded at that time. Therefore, in the fourth quarter of 2011, we adjusted the estimated remaining useful life of the facility to the 7 year initial lease period and began accelerating the depreciation over that period. In the fourth quarter of 2012, we completed remediation and recognized the sale. As a result, we recorded a pre-tax loss of $(16.7) in 2012 for the remaining excess carrying value, which is included in Net (loss) gain on sale of assets in the consolidated statements of income.
During the first quarter of 2011, we sold a former manufacturing plant in Bogota, Colombia for which we recorded a net gain of $3.3, which is recorded in Net (loss) gain on sale of assets in the accompanying consolidated statement of income for 2011.

4. RESTRUCTURING OF OPERATIONS

In accordance with our accounting policy, restructuring costs are included in our corporate and unallocated operating results for segment reporting purposes, which is consistent with management’s view of its businesses. Aggregate pre-tax restructuring charges (credits) included in the consolidated statements of income were recorded by line item as follows:

	2013	2012	2011
Manufacturing cost of sales	$(0.2)	$3.5	$0.9
Selling and technical services	0.2	3.1	—
Research and process development	—	0.5	—
Administrative and general	4.1	14.1	(0.1)
Asset impairment charge	2.8	—	—
Total	$6.9	$21.2	$0.8
Details of our 2013 restructuring initiatives are as follows:
In the third quarter of 2013, we launched cost reduction initiatives in our Industrial Materials segment to address the current market conditions and better position ourselves for profitable growth. The plan includes headcount reductions of approximately 55 people, through modification of shift patterns within various operations, centralization of logistics and planning activities, and closure of a small site in Beelitz, Germany. The plan resulted in a pre-tax restructuring charge of approximately $4.5 related mainly to severance costs and the closure of a manufacturing facility. The initiative is expected to be completed by 2015.
In the second quarter of 2013, we launched initiatives in our Aerospace Materials segment to move all production operations from the Costa Mesa, Adelanto, and Huntington Beach, California sites into the Winona, Minnesota, Tulsa, Oklahoma, and Anaheim, California locations. Approximately 120 employees will be impacted by this move. These plans resulted in a restructuring charge of $1.6, primarily for severance, retention costs and accelerated depreciation. The initiatives are expected to be completed in waves by the first quarter of 2015 and paid for by mid-2015.
The remaining reserve relating to the 2013 restructuring initiatives at December 31, 2013 is $1.8.
Details of our 2012 restructuring initiatives are as follows:
In the third quarter of 2012, we approved plans to realign the supporting structure of our Aerospace Materials and Industrial Materials segments to take advantage of synergies from the acquisition of Umeco. These plans resulted in a restructuring charge of $6.6 related to the severance of 28 positions. The initiatives were substantially completed in 2013 and are expected to be paid by the end of 2015.
In the second quarter of 2012, we launched initiatives in our corporate functions across sales, marketing, manufacturing, supply chain, research and development, and administrative functions to mitigate continuing costs following the anticipated sale of Coating Resins. These initiatives resulted in charges related to severance and employee benefits of $14.7 associated with the elimination of 171 positions. These initiatives are expected to be substantially completed and paid by the end of by 2014.
During 2013, we recorded an additional charge of $0.9 to these initiatives. The remaining reserve relating to the 2012 restructuring initiatives at December 31, 2013 is $4.8.
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

Restructuring Initiatives:	2009	2010	2012	2013	Total
Balance at December 31, 2010	$1.5	$1.5	$—	$—	$3.0
2011 charges (credits)	(0.3)	1.1	—	—	0.8
Non-cash items	—	—	—	—	—
Cash payments	(1.0)	(2.3)	—	—	(3.3)
Currency translation adjustments	—	—	—	—	—
Balance at December 31, 2011	$0.2	$0.3	$—	$—	$0.5
2012 charges (credits)	0.1	(0.2)	21.3	—	21.2
Non-cash items	—	—	(0.1)	—	(0.1)
Cash payments	(0.2)	(0.1)	(8.3)	—	(8.6)
Currency translation adjustments	—	—	0.3	—	0.3
Balance at December 31, 2012	$0.1	$—	$13.2	$—	$13.3
2013 charges (credits)	(0.1)	—	0.9	6.1	6.9
Non-cash items(1)	—	—	—	(3.2)	(3.2)
Cash payments	—	—	(9.2)	(1.2)	(10.4)
Currency translation adjustments	—	—	(0.1)	0.1	—
Balance at December 31, 2013	$—	$—	$4.8	$1.8	$6.6

(1)	Includes a $2.8 charge for the write-off of plant assets at our manufacturing facility in Beelitz, Germany and accelerated depreciation of plant assets at our California sites.

5. SHARE-BASED COMPENSATION

The fair value of each option or stock-settled share appreciation right (“SARS”) award is estimated on the date of grant using a binomial-lattice option valuation model. Stock-settled SARS are economically valued the same as stock options. The binomial-lattice model takes into account variables such as volatility, dividend yield, and risk-free interest rate. In addition, the binomial-lattice model considers the contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option. The weighted average assumptions for the years ended December 31, 2013, 2012 and 2011 are noted in the following table:

	2013	2012	2011
Expected life (years)	6.2	6.2	6.2
Expected volatility	36.2%	41.9%	40.0%
Expected dividend yield	0.78%	1.01%	1.04%
Risk-free interest rate	1.86%	2.11%	3.36%
Weighted-average fair value per option	$26.56	$19.91	$20.83
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
Stock Award and Incentive Plan:
The 1993 Stock Award and Incentive Plan, as amended on January 31, 2012, (the “1993 Plan” or “Amended Plan”) provides for grants of a variety of awards, such as stock options (including incentive stock options and nonqualified stock options), non-vested stock (including performance stock), SARS (including those settled with common shares), and deferred stock awards and dividend equivalents. At December 31, 2013, there were approximately 4,800,000 shares reserved for issuance under the 1993 Plan, inclusive of 2,300,000 shares reserved for issuance for all outstanding share-based compensation grants.

Stock options and stock-settled SARS
We have utilized the stock option component of the 1993 Plan to provide for the granting of nonqualified stock options and stock-settled SARS with an exercise price at 100% of the market price on the date of the grant. Options and stock-settled SARS are generally exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contract lives of generally ten years from the date of grant.

A summary of stock options and stock-settled SARS activity for the year ended December 31, 2013 is presented below:

Options and Stock-Settled SARS Activity:(1)	Number of Units	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,672,730	$46.22
Granted	287,845	73.07
Exercised	(903,140)	46.20
Forfeited	(108,389)	51.42
Outstanding at December 31, 2013	1,949,046	$49.91	5.8	$84.3
Exercisable at December 31, 2013	1,342,784	$44.91	4.7	$64.8

(1)	Options and stock-settled SARS in the table above include awards to all recipients, including those who were part of discontinued businesses.

During the year ended December 31, 2013, we granted 287,845 stock options. The weighted-average grant-date fair value of stock options and the stock-settled SARS granted during the years ended December 31, 2013, 2012 and 2011, was $26.56, $19.91, and $20.83 per share, respectively. Total pre-tax compensation cost related to stock option and stock-settled SARS was $7.7, $7.6, and $6.9 during the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of stock options and stock-settled SARS exercised during the years ended December 31, 2013, 2012 and 2011 was $27.5, $26.3, and $7.9 respectively. Treasury shares and newly issued shares have been utilized for stock option and stock-settled SARS exercises. The total fair value of stock options and stock-settled SARS vested during the years ended December 31, 2013, 2012 and 2011 was approximately $7.7, $6.6, and $6.8 respectively.
As of December 31, 2013, there was approximately $4.8 of total unrecognized compensation cost related to stock options and stock-settled SARS. That cost is expected to be recognized over a weighted-average period of 1.3 years as the majority of our awards vest over 3 years.
Total tax benefits realized from share-based awards was $9.7, $8.0, and $2.7 for the years ended December 31, 2013, 2012 and 2011, respectively. Cash received from stock options exercised was $23.5, $28.0, and $8.1 for the years ended December 31, 2013, 2012 and 2011, respectively.
Cash-settled SARS
Our 1993 Plan also provides for the granting of cash-settled SARS, which were granted during 2004 and 2005. Cash-settled SARS are liability-classified awards. Cash used to settle cash-settled SARS was $1.4, $0.8, and $0.1 for the years ended December 31, 2013, 2012 and 2011, respectively. Cash-settled SARS are exercisable in installments of one-third per year commencing one year after the date of grant and annually thereafter, with contractual lives of ten years from the date of grant. The total amount of before-tax expense/(income) recognized for cash-settled SARS was $0.9, $1.2, and $(1.2) for the years ended December 31, 2013, 2012 and 2011, respectively. The liability related to our cash-settled SARS was $1.2 and $1.7 at December 31, 2013 and 2012, respectively.
Non-vested stock, non-vested stock units and performance stock
As provided under the 1993 Plan, we have also issued non-vested stock, non-vested stock units and performance stock. Non-vested stock and stock units are subject to certain restrictions on ownership and transferability that lapse upon vesting. Performance stock payouts are based on the attainment of certain financial performance objectives and may vary depending on the degree to which the performance objectives are met. We did not grant any performance stock in 2013, 2012 and 2011.

A summary of non-vested stock and non-vested stock units for the year ended December 31, 2013 is presented below:

Non-vested Stock and Stock Units:(1)	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Nonvested at January 1, 2013	203,857	$47.75
Granted	47,894	71.48
Vested	(51,201)	37.61
Forfeited	(26,788)	50.51
Nonvested at December 31, 2013	173,762	$56.85

(1)	Non-vested stock and stock units in the table above include awards to all recipients, including those who are part of discontinued businesses.
During 2013, we granted 37,499 non-vested stock units to employees and 10,395 shares of non-vested stock to nine directors, which generally vest on the third anniversary of the date of grant. The weighted average fair value of the non-vested stock and non-vested stock units on the date of grant was $71.48 per share which was equal to the closing market price of our stock on the date of the grant. The total amount of share-based compensation expense recognized for non-vested stock and non-vested stock units was $3.5, $3.4, and $2.4 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $2.6 of total unrecognized compensation cost related to non-vested stock and stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Compensation cost related to all share based compensation arrangements capitalized in inventory as of December 31, 2013 and 2012 was approximately $0.5 and $0.4, respectively.
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
As of December 31, 2013 and 2012, our Additional paid-in capital pool (“APIC Pool”) which represents excess tax benefits available to absorb potential future tax deficiencies was $81.7 and $77.2, respectively.
In the second quarter of 2012, in an effort to retain key employees of the Coating Resins business who could be impacted by the potential sale of Coating Resins, we agreed that if any such individual’s employment with Cytec is terminated as a result of a sale of Coating Resins, we would pay such employee an amount equal to the intrinsic value of any unvested stock options and restricted stock units based on the closing price of Cytec stock on the date of the sale. As of June 30, 2012, when we determined we had met all the criteria for discontinued operations, we determined that certain unvested stock options and restricted stock units that had been accounted for as equity awards should be reclassified to be accounted for as liability awards.
Accordingly, we recorded a liability of $2.9 for these awards at June 30, 2012 by reclassifying $1.7 of previously recognized expense out of Additional paid-in capital and recognized $1.2 of additional expense. In the second half of 2012, an additional $3.7 of expense was recognized related to these awards. During the fourth quarter of 2012, new facts and circumstances regarding the timing of the close of the Coating Resins sale indicated that a portion of the awards previously reclassified to liability awards would vest prior to closing and were reclassified back to equity awards. Accordingly, we reclassified $2.3 from the liability to Additional paid-in capital. The expense recorded for these liability awards was recognized in Earnings from operations of discontinued businesses, net of tax on the consolidated statements of income.
There were 88,611 shares of options and 25,015 restricted stock units, reflected in the above tables as outstanding at December 31, 2012, which were being accounted for as liability awards at that time. The liability related to these awards at December 31, 2012 was $4.1. The divestiture of Coating Resins was completed on April 3, 2013 and accordingly the liability for these unvested options and restricted stock units was settled in cash in the second quarter of 2013. The settlement is reflected in the above tables as forfeitures. At December 31, 2013, there is no remaining liability related to these awards.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 (in thousands, except net earnings in millions and per share amounts):

Years ended December 31,	2013	2012	2011
Numerator:
Earnings from continuing operations	$171.7	$75.7	$57.5
Earnings from discontinued operations, net of tax	1.8	99.2	128.4
Net earnings attributable to Cytec Industries Inc.	$173.5	$174.9	$185.9
Denominator:
Weighted average shares outstanding	39,419	46,034	48,449
Effect of dilutive shares:
Options and stock-settled SARS	654	623	466
Non-vested shares and units	111	129	88
Diluted average shares outstanding	40,184	46,786	49,003
Basic earnings per common share:
Earnings from continuing operations	$4.36	$1.64	$1.19
Earnings from discontinued operations	0.04	2.16	2.65
Net earnings per common share attributable to Cytec Industries Inc.	$4.40	$3.80	$3.84
Diluted earnings per common share:
Earnings from continuing operations	$4.27	$1.62	$1.17
Earnings from discontinued operations	0.04	2.12	2.62
Net earnings per common share attributable to Cytec Industries Inc.	$4.31	$3.74	$3.79

The following table sets forth the anti-dilutive shares/units excluded from the above calculations because their inclusion would have had an anti-dilutive effect on earnings per share (in thousands):

Years ended December 31,	2013	2012	2011
Options	115	250	852
Stock-settled SARS	—	—	1,138
Non-vested shares and units	—	—	—
Total	115	250	1,990

7. DERIVATIVE FINANCIAL INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

Foreign Currency Derivative and Hedging Activities
Currency forward contracts
We periodically enter into currency forward contracts primarily to hedge currency fluctuations of transactions denominated in currencies other than the functional currency of the respective entity. At December 31, 2013, the principal transactions hedged involved accounts receivable and accounts payable. When hedging currency exposures, our practice is to economically hedge such exposures with forward contracts denominated in the same currency and with similar critical terms as the underlying exposure, and therefore, the instruments are effective at generating offsetting changes in the fair value, cash flows or future earnings of the hedged item or transaction. The fair values of forward contracts are calculated each period. These forward contracts are not defined as hedging instruments and therefore, all changes in fair values are reported in Other (expense) income, net.
At December 31, 2013, net contractual amounts of forward contracts outstanding translated into USD totals $262.6. Of this total, $186.5 was attributed to the exposure in forward selling/purchase of USD, and $76.1 was attributable to the exposure in forward selling/purchase of Euros, translated into USD equivalent amounts. The net favorable fair values of currency contracts, based on forward exchange rates at December 31, 2013 and 2012 were $1.4 and $1.7, respectively.
At December 31, 2013 and 2012, the currency and net notional amounts of forward contracts outstanding translated into USD equivalent amounts were as follows:

December 31, 2013	Buy
Sell	U.S. Dollar	Euro	Chilean Peso	Mexican Peso	Pound Sterling	Norwegian Krone	Malaysian Ringgit	Thai Baht	Japanese Yen	Colombian Peso
U.S. Dollar	—	$100.8	$18.2	$17.0	$4.0	$2.8	$2.7	$1.5	$1.4	$1.4
Pound Sterling	—	$68.1	—	—	—	—	—	—	—	—
Chinese Yuan	$17.1	—	—	—	—	—	—	—	—	—
Canadian Dollar	$9.0	—	—	—	—	—	—	—	—	—
Brazilian Real	$6.6	—	—	—	—	—	—	—	—	—
Australian Dollar	$4.0	—	—	—	—	—	—	—	—	—
Thai Baht	—	$6.4	—	—	—	—	—	—	—	—
Japanese Yen	—	$1.6	—	—	—	—	—	—	—	—

December 31, 2012	Buy
Sell	U.S. Dollar	Euro	Canadian Dollar	Australian Dollar	Thai Baht	Chilean Peso	Mexican Peso	Malaysian Ringgit	Colombian Peso	Pound Sterling	Norwegian Krone
U.S. Dollar	—	$73.3	$66.9	—	$8.7	$20.2	$17.3	$3.0	$1.0	$0.1	—
Euro	—	—	—	—	—	—	—	—	—	—	$1.6
Pound Sterling	—	$152.9	—	$46.6	$15.5	—	—	—	—	—	—
Chinese Yuan	$20.3	—	—	—	—	—	—	—	—	—	—
Brazilian Real	$3.5	—	—	—	—	—	—	—	—	—	—
Japanese Yen	$0.3	$7.7	—	—	—	—	—	—	—	—	—
Cross currency swaps
We have used cross currency swaps to hedge the changes in the cash flows of certain Euro denominated intercompany loans receivable held by U.S. entities and, until the sale of our Coating Resins business, to hedge a portion of our net investment in Cytec Surface Specialties SA/NV (formerly, our largest Euro functional currency subsidiary).
As of September 2010, all our swaps were designated as a net investment hedge of the value of one of our U.S. subsidiaries’ net investment in our Belgium-based subsidiary, Cytec Surface Specialties SA/NV, against the risk of adverse foreign exchange movements in the USD value of the Euro. These swaps were highly effective in offsetting the changes in the value of the net investment attributable to the change in USD value of the Euro.

In July 2012, we terminated all of our outstanding cross currency swaps to take advantage of the declining value of the Euro and to prepare for the anticipated divestiture of Coating Resins. The final payment of approximately $1.8 to settle the swaps was based on the fair value of the swaps at the time of termination.
Prior to the termination of the swaps, the fair value of our swaps was calculated each period with changes in fair value reported in foreign currency translation adjustments within accumulated other comprehensive income (loss), net of tax. Such amounts reclassified to translation adjustments remained in other comprehensive income (loss) until the divestiture of Coating Resins, which included our investment in Cytec Surface Specialties SA/NV, on April 3, 2013. Until then, we monitored the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing. See Note 16, “Comprehensive Income,” for further details on the amounts reclassified out of other comprehensive income as related to the divestiture of Coating Resins.
Credit Risk
At December 31, 2013, we did not have derivative instruments that contained credit-related-risk contingent features or provisions that would trigger immediate settlement or require us to post collateral to our counterparties. Also as of December 31, 2013, we did not have any significant concentration of credit risk arising from our derivative instruments.
The following tables summarize the impact of derivative instruments on our consolidated balance sheets and consolidated statements of income:

	Asset Derivatives				Liability Derivatives
Derivatives not designated as hedging instruments:	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forwards	Other current assets	$2.3	Other current assets	$3.2	Accrued expenses	$0.9	Accrued expenses	$1.5
The following tables summarize the amounts and locations of our hedging derivatives’ gains or (losses) recognized for the years ended December 31, 2013 and 2012:

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

The following table summarizes the amount and location of gains or (losses) recognized in income for our derivatives not designated as hedges for the years ended December 31, 2013 and 2012:

	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		Year ended December 31,
		2013	2012
Foreign currency forwards	Other (expense) income, net	$9.3	$0.2
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
A summary of the fair value measurements for each major category of derivatives at December 31, 2013 is outlined in the table below:

Description	Significant Other Observable Inputs (Level 2)
Currency forwards	$1.4
As of December 31, 2013, we did not have any non-financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements for which a fair value measurement was required for the year ended December 31, 2013.

8. INVENTORIES

Inventories consisted of the following:

December 31,	2013	2012
Finished goods	$159.7	$178.0
Work in progress	10.0	12.0
Raw materials and supplies	83.4	79.8
Total inventories	$253.1	$269.8

9. PLANTS, EQUIPMENT AND FACILITIES

December 31,	2013	2012
Land and land improvements	$30.1	$25.2
Buildings	192.4	188.9
Machinery and equipment	880.7	795.0
Construction in progress	463.9	301.3
Plants, equipment and facilities, at cost	$1,567.1	$1,310.4
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
For the year ended December 31, 2012, the changes described above resulted in an increase over our historical depreciation expense of approximately $4.4 before taxes, or approximately $2.9 after taxes, which represented a decrease of $0.06 to our basic and diluted earnings per share for the period.
The average composite depreciation rates utilized in the U.S. and Canada, expressed as a percentage of the average depreciable property in service, were 4.7% in 2011. Gross cost of the assets depreciated under the composite method in the U.S. and Canada totaled $854.1 as of December 31, 2011, with $189.0 included in Non-current assets held for sale at December 31, 2011, and the remainder included in Plants, equipment and facilities, at cost.
Following are the depreciable lives for our assets under the composite and straight line methods:

	Since 2012	Prior To 2012
Category	Straight Line Depreciation	Composite Depreciation	Straight Line Depreciation
Buildings	10-38 years	31 years	20-33 years
Machinery and equipment	5-30 years	5-18 years	3-15 years

10. GOODWILL AND OTHER ACQUISITION INTANGIBLES

Following are the changes in goodwill by segment.

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total
Balance at December 31, 2011:	$219.5	$14.5	$52.7	$27.8	$314.5
Acquisitions	17.0	167.4	20.8	—	205.2
Foreign currency translation adjustments	0.6	4.9	0.1	—	5.6
Balance at December 31, 2012:	237.1	186.8	73.6	27.8	525.3
Foreign currency translation adjustments	1.1	1.1	(4.7)	—	(2.5)
Umeco acquisition adjustments	0.3	2.0	—	—	2.3
Sale of the Industrial Materials distribution product line	—	(3.8)	—	—	(3.8)
Balance at December 31, 2013:	$238.5	$186.1	$68.9	$27.8	$521.3
In conjunction with our segment realignment discussed in Note 19, we completed a goodwill impairment test in the first quarter of 2013 and concluded that there was no impairment. An additional goodwill impairment test was triggered at the end of the second quarter because of the reduction in the outlook for Industrial Materials’ 2013 financial results, resulting from a deterioration in market conditions in Europe and the after-tax charge of $12.5 related to the sale of the distribution product line, which was part of the Industrial Materials segment. See Note 3 for a further discussion of the sale of the Industrial Materials distribution product line. We again concluded there was no impairment.
In conjunction with our segment realignment, we completed a goodwill impairment test in the first quarter of 2012 and concluded that there was no impairment. In the fourth quarters of 2013, 2012 and 2011, we completed our required annual impairment test and also concluded that there was no impairment.
Other acquisition intangibles consisted of the following major classes:

	Weighted Average Useful Life (years)	Gross Carrying Value		Accumulated Amortization		Net Carrying Value
December 31,	2013	2013	2012	2013	2012	2013	2012
Technology-based	14.5	$48.6	$48.6	$(23.8)	$(20.6)	$24.8	$28.0
Marketing-related	10.1	14.3	15.1	(6.5)	(5.2)	7.8	9.9
Customer-related	15.8	156.2	163.9	(27.7)	(18.1)	128.5	145.8
Total		$219.1	$227.6	$(58.0)	$(43.9)	$161.1	$183.7
Amortization of acquisition intangibles for the years ended December 31, 2013, 2012 and 2011 was $14.6, $9.0, and $3.2, respectively. Assuming no change in the gross carrying amount of acquisition intangibles and that the 2013 average exchange rates remain constant, the estimated future amortization expense for the next five years is as follows:

	2014	2015	2016	2017	2018
Intangibles amortization expense	$14.8	$14.7	$14.5	$13.5	$11.9

11. DEBT

Long-term debt, including the current portion, consisted of the following:

	December 31,
	2013		2012
	Face	Carrying Value	Face	Carrying Value
Five-year revolving credit line due June 2018	$—	$—	$62.0	$62.0
4.6% notes due July 1, 2013	—	—	135.2	135.3
6.0% notes due October 1, 2015	141.8	141.7	249.6	249.4
8.95% notes due July 1, 2017	164.3	164.1	249.4	249.0
3.5% notes due April 1, 2023	400.0	397.4	—	—
Other	18.4	13.1	8.9	7.8
Total debt	724.5	716.3	705.1	703.5
Less: current portion	(0.1)	(0.1)	(136.0)	(136.1)
Long-term debt	$724.4	$716.2	$569.1	$567.4
All of the outstanding notes are unsecured and may be repaid in whole or in part, at our option at any time subject to a prepayment adjustment.
Debt issuance and repurchases
On March 12, 2013, we issued $400.0 aggregate principal amount of 3.5% senior unsecured notes due April 1, 2023 (“3.5% notes”), which resulted in $394.6 in net proceeds after original issue discount and underwriting fees. In addition, on February 26, 2013, we called for the redemption of our 4.6% notes due July 1, 2013 (“4.6% notes”), and commenced offers to purchase our 6.0% notes due October 1, 2015 (“6.0% notes”) and our 8.95% notes due July 1, 2017 (“8.95% notes”). In March 2013, we applied the net proceeds from the issuance of the 3.5% notes as follows: (1) to redeem all $135.2 principal amount of our 4.6% notes for a purchase price of $136.8 plus accrued interest of $1.5; (2) to repurchase $107.8 principal amount of our 6.0% notes for a purchase price of $121.1 plus accrued interest of $3.1; and (3) to repurchase $85.1 principal amount of our 8.95% notes for a purchase price of $108.3 plus accrued interest of $1.8. The redemption of the 4.6% notes and repurchase of the 6.0% and 8.95% notes resulted in a loss of $39.4 including transaction costs, which is included in Net loss on early extinguishment of debt in the accompanying consolidated statement of income for 2013.
During 2012, we repurchased portions of our 6.0% notes due October 1, 2015 with a total carrying value of $0.4 for a total purchase price of $0.5 including accrued interest, resulting in a loss of less than $0.1. During 2012, we also repurchased portions of our 8.95% notes due July 1, 2017 with a total carrying value of $0.6 for a total purchase price of $0.8 including accrued interest, resulting in a loss of $0.2. During 2011, we repurchased portions of our 4.6% notes due July 1, 2013, with a total carrying value of $5.5 for a total purchase price of $5.9 including accrued interest, resulting in a loss of $0.3. The net losses from our 2013, 2012 and 2011 debt repurchases are included in Net loss on early extinguishment of debt in the accompanying consolidated statements of income.
Revolving credit facility
On June 28, 2013, we amended and restated our existing Five Year Credit Agreement (the “Revolving Credit Facility”). The material terms and conditions of the Revolving Credit Facility remain substantially similar to the prior agreement except as set forth below. As the result of the amendment and restatement, the maximum amount we may borrow under the Revolving Credit Facility continues to be $400.0 with a $25.0 swingline, and the term was extended to June 28, 2018. Subject to the consent of the lenders, we have the ability under certain circumstances to extend the term through June 28, 2021, and to increase the maximum amount we may borrow under the Revolving Credit Facility up to $500.0.
In the second quarter of 2012, we had a net draw down of $170.0 from our Revolving Credit Facility for the purposes of funding the Umeco transaction. In April 2013, upon receiving proceeds from the close of the sale of Coating Resins, we repaid the outstanding portion of the Revolving Credit Facility. There was no outstanding balance on the facility as of December 31, 2013. At December 31, 2013, $400.0 was available for borrowing under the Revolving Credit Facility. We are required to comply with certain customary financial covenants under the facility: (i) the ratio of consolidated total debt to consolidated EBITDA, and (ii) the ratio of consolidated EBITDA to consolidated interest expense. We are in compliance with these covenants and expect to be in compliance for the foreseeable future.

Fair value
At December 31, 2013 and 2012, the fair value of our long-term debt, including the current portion, was $731.2 and $787.9, respectively. The fair value is based on a discounted cash flow analysis which incorporates the contractual terms of the notes and observable market-based inputs that include time value, interest rate curves, and credit spreads.
Non-U.S. credit facilities
At December 31, 2013 and 2012, we had approximately $7.3 and $36.6, respectively, of non-U.S. credit facilities which are renewable annually. There were outstanding borrowings of $0.5 and $4.4 under these facilities at December 31, 2013 and 2012, respectively.
Interest
The weighted average interest rate on all of our debt was 5.3% for 2013 and 6.2% for 2012. The weighted-average interest rate on short-term borrowings outstanding, which consisted of the current portion of non-U.S. credit facilities, as of December 31, 2013 and 2012 was 0.0% and 0.8%, respectively.
Cash payments during the years ended December 31, 2013, 2012 and 2011, included interest of $44.6, $43.5, and $42.4, respectively. Included in interest expense, net, in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012 and 2011, was interest income of $1.4, $3.8, and $4.6, respectively. Capitalized interest for the years ended 2013 and 2012 was $21.6 and $11.8, respectively.
Maturities
Maturities of long-term debt for the next five years and thereafter are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt	$0.1	$142.1	$0.1	$164.3	$—	$417.9	$724.5

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
As of December 31, 2013 and 2012, the aggregate environmental related accruals were $63.1 and $68.1, respectively, of which $11.9 and $9.7 was included in accrued expenses, with the remainder of $51.2 and $58.4 included in other noncurrent liabilities, respectively. Environmental remediation spending for the years ended December 31, 2013, 2012 and 2011, was $8.7, $3.9, and $3.9, respectively.
Our process is to review our environmental remediation accruals quarterly and based on new information, we may from time to time adjust our environmental related accruals. Overall, our adjustments resulted in a net increase of $4.3 in our environmental accruals for the year ended December 31, 2013, of which $2.2 primarily related to an inactive Canadian site to revise its projected remediation costs based on a change in policy by that country’s Ministry of the Environment and $2.1 related to several U.S. sites.

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
A summary of the changes in the asset retirement obligation for the years ended December 31, 2013 and 2012 is presented below:

Asset retirement obligation at December 31, 2011	$20.7
Liabilities incurred	—
Liabilities settled	(1.5)
Accretion expense	1.0
Revision in estimated cash flows	(4.4)
Currency exchange	0.1
Asset retirement obligation at December 31, 2012	$15.9
Liabilities incurred	2.5
Liabilities settled	(0.5)
Accretion expense	1.0
Revision in estimated cash flows	(1.7)
Currency exchange	0.1
Asset retirement obligation at December 31, 2013	$17.3
Our long-lived assets subject to asset retirement obligations are primarily related to asbestos abatement and Resource Conservation and Recovery Act (“RCRA”) closures at certain manufacturing and research facilities. As of December 31, 2013, 24 of our sites have been identified with regulatory closure obligations. Assets subject to asset retirement obligations are primarily manufacturing and research facilities, related equipment, and storage tanks. We are also obligated to return certain land to its original condition upon vacating.
There are no sites with a regulatory closure obligation for which a liability has not been estimated and recorded.
At December 31, 2013, there were no assets legally restricted for purposes of settling asset retirement obligations. The asset retirement obligation liability has been recorded as other noncurrent liabilities in the accompanying consolidated balance sheets.
Other Contingencies
We are the subject of numerous lawsuits and claims incidental to the conduct of our or certain of our predecessors’ businesses, including lawsuits and claims relating to product liability and personal injury, including asbestos, environmental, contractual, employment and intellectual property matters.
As of December 31, 2013 and 2012, the aggregate self-insured and insured contingent liability was $46.9 and $49.8, respectively, and the related insurance recovery receivable for the liability as well as claims for past payments was $20.0 and $20.7, respectively. The asbestos liability included in the above amounts at December 31, 2013 and 2012 was $37.9 and $39.3, respectively, and the insurance receivable related to the liability as well as past payments was $19.6 and $20.4, respectively. A net deferred tax benefit has been recognized for those claims for which full insurance recovery is not expected.

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
The following table presents information about asbestos claims activity:

Years ended December 31,	2013	2012
Number of claimants at beginning of period	8,000	8,000
Number of claimants associated with claims closed during period	(100)	(100)
Number of claimants associated with claims opened during period	200	100
Number of claimants at end of period	8,100	8,000

Numbers in the foregoing table are rounded to the nearest hundred and are based on information as received by us which may lag actual court filing dates by several months or more. Claims are recorded as closed when a claimant is dismissed or severed from a case. Claims are opened whenever a new claim is brought, including from a claimant previously dismissed or severed from another case.
Our asbestos related contingent liabilities and related insurance receivables are based on an actuarial study performed by a third party, which is updated every three years. During the third quarter of 2012, we completed an actuarial study of our asbestos related contingent liabilities and related insurance receivables, which will be updated again in the third quarter of 2015. The study is based on, among other things, the incidence and nature of historical claims data through June 30, 2012, the incidence of malignancy claims, the severity of indemnity payments for malignancy and non-malignancy claims, dismissal rates by claim type, estimated future claim frequency, settlement values and reserves, and expected average insurance recovery rates by claim type. The study assumes liabilities through 2049.
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
Lead Pigment
Over the past 20 years, we have been named as defendants in more than fifty cases in the U.S. in which plaintiffs assert claims for personal injury, property damage, and other claims for relief relating to one or more kinds of lead pigment that were used as an ingredient decades ago in architectural paint. Eight lead ingestion personal injury cases remain outstanding. The different suits were brought by government entities and/or individual plaintiffs, on behalf of themselves and others. The suits variously sought compensatory and punitive damages and/or injunctive relief, including funds for the cost of monitoring, detecting and removing lead based paint from buildings and for medical monitoring; for personal injuries allegedly caused by ingestion of lead based paint; and plaintiffs’ attorneys’ fees. We settled one of these cases in 2005 for an immaterial amount in order to avoid litigation costs. In all of the others, we prevailed in court or were dismissed as a defendant.
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
In July 2005, in a case in which we were one of several defendants, the Supreme Court of Wisconsin held that Wisconsin’s risk contribution doctrine applies to bodily injury cases against manufacturers of white lead pigment. Under this doctrine, manufacturers of white lead pigment may be liable for injuries caused by white lead pigment based on their past market shares, unless they can prove they are not responsible for the white lead pigment which caused the injury in question. Seven of the eight personal injury cases, including the personal injury case consisting of 164 plaintiffs, were filed before January 2011, when the Wisconsin legislature passed legislation that will make it substantially more difficult to bring lead suits in the future, including a 25 year statute of repose. In June 2013, the Governor of Wisconsin signed into law the biennial budget which contained within it a provision that retroactively applies the 2011 law to all claims of lead poisoning whether filed or accrued. The defendants, including the Company, have moved to dismiss personal injury lead cases pending in Wisconsin state court pursuant to the new law.
Also, in 2010, the United States District Court for the Eastern District of Wisconsin, held that the risk contribution theory imposed by the Wisconsin Supreme Court for lead pigment violates the due process clause set forth in the 14th Amendment to the United States Constitution. The Court’s decision was appealed to the United States Circuit Court of Appeals for the Seventh Circuit. The Seventh Circuit Court of Appeals also requested that the parties brief the constitutionality of the new retroactivity provision in the biennial budget. A decision from the Seventh Circuit Court of Appeals remains pending.
Finally, in July 2009, the Wisconsin Supreme Court, in the case styled Ruben Godoy et al v. E.I. DuPont de Nemours et al., upheld a lower court’s decision dismissing the plaintiff’s strict liability and negligent defect causes of action for white lead carbonate. The decision in these cases, the new statutory law in Wisconsin, and our non-existent or diminutive market share, reinforces our belief that we have no liability in any of the eight Wisconsin cases, and accordingly, we have not recorded a loss contingency.
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

Commitments
Rental commitments
Rental expense under property and equipment leases was $8.3 in 2013, $10.9 in 2012, and $7.4 in 2011. Estimated future minimum rental expenses under property and equipment leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2013 are:

Year	Operating Leases	Capital Lease	Total Leases
2014	$8.4	$2.9	$11.3
2015	7.1	3.0	10.1
2016	5.8	3.1	8.9
2017	4.9	3.3	8.2
2018	2.6	2.5	5.1
Thereafter	2.8	—	2.8
Total minimum lease payments	$31.6	$14.8	$46.4
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
The Aerospace Materials segment is party to a number of long-term supply and pricing agreements that cover various time periods. Included are several contracts with terms of 5 years or more which obligate us to sell and, subject to certain exceptions, obligate the respective customers to purchase their requirements of various specialty materials for products related to certain aircraft programs. Such agreements are common practice in the aerospace and aircraft manufacturing industries.
We frequently enter into long-term agreements in order to lock in prices and availability of raw materials, equipment, supplies, and services required to operate our businesses. At December 31, 2013, obligations under such agreements totaled $28.7, of which $23.4 are expected to be paid in 2014.
Other commitments
We had $19.2 of outstanding letters of credit, surety bonds and bank guarantees at December 31, 2013 that are issued on our behalf in the ordinary course of business to support certain of our performance obligations and commitments. The instruments are typically renewed on an annual basis.

As part of the sale of Coating Resins (now called Allnex) to Advent International, Cytec transferred certain environmental liabilities at the Drogenbos and Schoonarde sites to Allnex. Cytec retained a guarantee agreement dated March 25, 2010 with the public waste agency of Flanders (OVAM) Belgium with respect to these liabilities. The latest estimate for the guaranteed liabilities is approximately $25.0. Allnex is obligated to use commercially reasonable efforts to replace Cytec as guarantor, and to date Allnex has provided replacement credit support for $5.0 of the guarantee. Allnex is also obligated to indemnify and hold Cytec harmless from and against any losses incurred by Cytec under the guarantee. We have determined that the fair value of our liability under this guarantee is not significant based on the obligations of Allnex to indemnify Cytec and to ultimately replace Cytec as guarantor.

13. INCOME TAXES
 The income tax provision is based on earnings from continuing operations before income taxes:

Years ended December 31,	2013	2012	2011
U.S.	$169.1	$26.1	$6.8
Non-U.S.	74.9	77.1	61.0
Total	$244.0	$103.2	$67.8

The components of the income tax provision are as follows:

Years ended December 31,	2013	2012	2011
Current:
U.S. Federal	$26.6	$32.4	$(4.6)
Non-U.S.	21.7	32.8	23.6
Other, principally state	0.5	1.9	1.2
	$48.8	$67.1	$20.2
Deferred:
U.S. Federal	$25.1	$(24.1)	$6.4
Non-U.S.	(3.5)	(14.2)	(16.4)
Other, principally state	1.9	(1.3)	0.1
	$23.5	$(39.6)	$(9.9)
Total income tax provision	$72.3	$27.5	$10.3
A reconciliation of our effective tax rate to the U.S. federal income tax rate is as follows:

Years ended December 31,	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
Research and development credit	(0.8)%	—%	(2.2)%
Income subject to other than the federal income tax rate	(1.1)%	(10.5)%	(13.9)%
Tax expense on unrepatriated earnings of international subsidiaries	(2.0)%	7.3%	—%
Change in tax rates	(1.5)%	0.5%	(3.0)%
State taxes, net of federal benefits	1.8%	1.1%	(0.3)%
Valuation allowance	0.6%	0.2%	(2.1)%
Tax law change	(1.1)%	—%	—%
Favorable resolution of prior year audits	—%	(8.6)%	—%
Other charges, net	(1.3)%	1.6%	1.7%
Effective tax rate	29.6%	26.6%	15.2%

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
Income taxes paid in 2013, 2012 and 2011 were $172.9, $71.0, and $53.0, respectively, and include non-U.S. taxes of $37.5, $37.9, and $25.3 in 2013, 2012 and 2011, respectively.

The temporary differences that give rise to a significant portion of deferred tax assets and liabilities are as follows:

December 31,	2013	2012
Deferred tax assets:
Allowance for bad debts	$0.3	$0.5
Self insurance accruals	16.6	17.9
Operating accruals	9.7	10.2
Environmental accruals	22.2	25.9
Pension and postretirement benefit liabilities	57.9	103.9
Employee benefit accruals	28.8	36.0
Tax credit carry forwards	60.1	44.9
Net operating losses	20.2	19.7
Inventory	8.5	2.6
Capital loss carryforward	104.9	—
Other	1.7	—
Gross deferred tax assets	$330.9	$261.6
Valuation allowance	(125.9)	(21.0)
Total net deferred tax assets	$205.0	$240.6
Deferred tax liabilities:
Plants, equipment and facilities	(59.3)	(97.8)
Insurance receivables	(7.4)	(7.5)
Intangibles	(111.8)	(150.4)
Other	(0.9)	(9.1)
Gross deferred tax liabilities	$(179.4)	$(264.8)
Net deferred tax assets/(liabilities)	$25.6	$(24.2)
Accounting rules require establishing a tax liability on the unrepatriated earnings of foreign subsidiaries if it is management`s intention to no longer permanently reinvest such earnings. As a result of the sale of Coating Resins, management`s intentions changed with regard to a portion of the unrepatriated earnings of certain foreign subsidiaries. Therefore, included in income tax expense is $3.1 of tax expense incurred due to the repatriation of certain earnings during 2012 and a tax benefit of $1.5 incurred during 2013 primarily related to a revision of our previously accrued estimated income tax liability on the repatriation of other earnings, related to the sale of Coating Resins. With the exception of the unremitted earnings of those international subsidiaries that are related to the Coating Resins divestiture, no provision has been made for U.S. or additional non-U.S. taxes on the undistributed earnings of international subsidiaries totaling $624.6 since we intend to reinvest these earnings. It is not practicable to calculate the unrecognized deferred tax liability on such earnings. U.S. foreign tax credits would be available to substantially reduce any amount of additional U.S. tax that might be payable on these earnings in the event of a distribution.
We have U.S. foreign tax credit carryforwards of $52.3 available as of December 31, 2013 to offset future U.S. tax liabilities. Such U.S. foreign tax credits will expire at various dates starting in 2015. We have $12.0 of state tax credits of which $8.7 will be carried forward indefinitely with the balance to expire at various dates starting in 2014.
At December 31, 2013, we have state net operating losses totaling $146.7 which are available to offset future taxable income in the respective states. The total state carryforwards expire at various dates starting in 2014 through 2029. In addition, we have foreign net operating losses for continuing operations totaling $39.8, primarily related to our operations in Europe and India. These net operating losses are available to offset future taxable income in the respective foreign countries. Of the total foreign carryforwards, approximately $11.4 expires at various dates starting in 2017, while $28.4 can be utilized over an indefinite period.
Our long-term earnings trend makes it more likely than not that we will generate sufficient taxable income on a consolidated basis to realize our net deferred tax assets with the exception of certain state net operating losses and state tax credits, and various foreign deferred tax assets. Accordingly, we have recorded a valuation allowance of $125.9 and $21.0 as of December 31, 2013 and 2012, respectively. For 2013, the $104.9 valuation allowance activity primarily consisted of an increase to the valuation allowance for U.S. capital losses related to the Coating Resins sale of $104.9, a $2.5 increase to the valuation allowance for foreign net operating losses, and a decrease to the valuation allowance for state tax credits and other state deferred tax assets of $2.5. As of December 31, 2013, $120.4 of the valuation allowance is attributable to U.S. tax attributes and $5.5 primarily relates to foreign net operating losses and other foreign deferred tax assets. For 2012, the $0.2 valuation allowance activity primarily consisted of a $2.9 increase to the valuation allowance for foreign net operating losses and other foreign deferred tax assets, which included $1.0 related to the Umeco acquisition, and a decrease to the valuation allowance for state tax credits and other state deferred tax assets of $3.1. As of December 31, 2012, $18.1 of the valuation allowance is attributable to U.S. state tax attributes and $2.9 primarily relates to foreign net operating losses and other foreign deferred tax assets.
The American Taxpayer Relief Act of 2012 (the “2012 Tax Relief Act”), as signed into law on January 2, 2013 extended a host of expired and expiring tax incentives for businesses. These business tax incentives retroactively reinstated and extended through 2013, include, but are not limited to, the research and development credit as well as the favorable look-through treatment of payments between related controlled foreign corporations. Although this legislation reinstated these favorable tax laws retroactive to January 1, 2012, accounting rules require that the tax impact of such changes be reflected in the period the law is enacted.
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
The amount of gross unrecognized tax benefits at December 31, 2013 is $16.7 (excluding interest), of which $15.4 would impact our effective tax rate, if recognized. As of December 31, 2012, the amount of gross unrecognized tax benefits for continuing operations is $19.7 (excluding interest), of which $16.5 would impact our effective tax rate, if recognized.
We recognize interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of income. We had recorded a liability for the payment of interest and penalties (gross), of approximately $2.0 as of January 1, 2013, decreasing by current year net activity of $0.3, thus resulting in a liability for the payment of interest and penalties of $1.7 as of December 31, 2013.
Set forth below is the tabular roll-forward of our 2013 and 2012 unrecognized tax benefits from uncertain tax positions:

	2013	2012
Balance as of beginning of the year:	$19.7	$26.3
Increase due to Umeco Acquisition	0.8	11.1
Increase due to tax positions related to current periods	2.9	1.2
Increase due to tax positions related to prior periods	0.9	0.2
Decrease due to tax positions related to prior periods	(3.0)	(15.6)
Decrease due to lapse of Statute of Limitations	(0.4)	(2.3)
Settlements	(3.9)	(1.6)
Foreign exchange	(0.3)	0.4
Balance as of the end of the year:	$16.7	$19.7
Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Any settlements or statute of limitations expirations could likely result in a decrease in our uncertain tax positions. We are not aware of any uncertain tax position which is reasonably possible to change within the next twelve months of December 31, 2013.
The Internal Revenue Service (the “IRS”) has completed and closed its audits of our tax returns through 2008. In the third quarter of 2012, the federal income tax audit for the 2004 through 2008 calendar years became effectively settled. Such approval resulted in a tax refund of $1.3 for the years 2004 and 2005 which was recorded in the third quarter of 2012, and a tax liability of $4.5 for the years 2006 through 2008 which was paid in the fourth quarter of 2012. We also recorded a reduction in tax expense of approximately $8.5 during the third quarter of 2012 to reflect the final resolution of this audit. During the second quarter of 2013, the IRS commenced the audit of our tax returns for the years 2009, 2010 and 2011, which is still ongoing as of December 31, 2013. In addition, the IRS is currently auditing the years ended March 31, 2010 and 2011 for Umeco, which is still ongoing as of December 31, 2013. We believe adequate provisions for all outstanding issues have been made for all open years.
State income tax returns are generally subject to examination for a period of 3-5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major jurisdictions include: Arizona (2009 onward), California (2004 onward), Connecticut (2010 onward), Georgia (2010 onward), Louisiana (2012 onward), Maryland

(2010 onward), Michigan (2009 onward), New Jersey (2011 onward), North Carolina (2010 onward), Ohio (2010 onward), South Carolina (2010 onward), Texas (2009 onward), and West Virginia (2011 onward). We have various state income tax returns in the process of examination.
International jurisdictions have statutes of limitations generally ranging from 3-5 years after filing of the respective return. Years still open to examination by tax authorities in major jurisdictions include: Austria (2009 onward), Belgium (2010 onward), Germany (2009 onward), Netherlands (2008 onward), Canada (2003 onward), UK (2011 onward), Italy (2009 onward), China (2004 onward), and Norway (2004 onward). We are currently under examination in several of these jurisdictions.

14. EMPLOYEE BENEFIT PLANS

We have defined benefit and defined contribution pension plans that cover employees in a number of countries. We also sponsor postretirement and postemployment benefit plans in certain countries. The postretirement plans provide medical and life insurance benefits to retirees who meet minimum age and service requirements, and in the case of non-bargaining employees, who commenced employment prior to April 1, 2007. The medical plans are contributory and non-contributory with certain participants’ contributions adjusted annually; the life insurance plans are non-contributory. The accounting for the postretirement plans anticipates future cost-sharing and changes to the plans. The postretirement plans include a cap on our share of costs for recent and future retirees. The postemployment plans provide salary continuation, disability-related benefits, severance pay and continuation of health costs during the period after employment but before retirement.
We used a measurement date of December 31, 2013, 2012 and 2011 for all our pension and postretirement benefit plans.

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Net periodic costs:
Service cost	$5.2	$6.0	$5.1	$1.2	$1.1	$1.0
Interest cost	39.7	41.5	42.3	7.0	8.4	11.9
Expected return on plan assets	(54.5)	(51.6)	(48.2)	(1.6)	(1.7)	(2.6)
Amortization of prior service cost	0.2	0.4	0.1	(3.4)	(4.4)	(9.6)
Curtailment/settlement	(2.9)	(3.8)	(2.6)	(6.0)	—	(1.4)
Mark-to-market adjustment	(25.0)	60.9	37.6	(14.9)	(12.9)	30.3
Net periodic (credit) expense	$(37.3)	$53.4	$34.3	$(17.7)	$(9.5)	$29.6
Weighted-average assumptions used to determine net periodic costs, during the year:
Discount rate	4.0%	4.7%	5.4%	3.5%	4.3%	5.0%
Expected return on plan assets	6.0%	6.6%	7.2%	6.25%	6.75%	7.0%
Rate of compensation increase	2.5%-5.0%	2.5%-4.5%	2.5%-4.5%	—	—	—
Weighted-average assumptions used to determine benefit obligations, end of the year:
Discount rate	4.8%	4.0%	4.7%	4.5%	3.5%	4.3%
Rate of compensation increase	2.5%-5.0%	2.5%-4.5%	2.5%-4.5%	—	—	—

The expected rate of return on U.S. plan assets was determined by examining the annualized rates of return over various five and ten year periods for the major U.S. stock and bond indexes and the estimated long-term asset mix of the plan assets of 20%-30% stocks and 70%-80% long-term bonds, including cash equivalents (“fixed income securities”). Since the long-term average annualized return is approximately 7.0%-9.0% for stocks and 4.0%-6.0% for fixed income securities, the expected long-term weighted average return was estimated to be 6.00% and 6.75% for the U.S. pension plans in 2013 and 2012, respectively. This return was based on an assumed allocation of U.S. pension assets of 30% stocks and 70% in fixed income securities for 2013 and 40% stocks and 60% fixed income securities for 2012. Expected long-term investment returns for U.S. investments were 9.0% for stocks and 4.70% for fixed income securities in 2013 and 9.0% for stocks and 5.25% for fixed income securities in 2012. For U.S. and non-U.S. postretirement plans, assets are only held in the U.S. The expected rate of return on postretirement assets was 6.25% in 2013 and 6.75% in 2012, based on an assumed asset allocation of 40% stocks and 60% fixed income securities in 2013 and 50% stocks and 50% fixed income securities in 2012.
The investment strategy for our worldwide benefit plan assets is to maintain broadly-diversified portfolios of stocks, bonds and money market instruments that, along with periodic plan contributions, provide the necessary liquidity for ongoing benefit obligations.
The expected return on non-U.S. plan assets is also based on the historical rates of return of the various asset classes in each country and the corresponding asset mix. For our two largest non-U.S. pension plans, the assumed weighted average rate of return was 5.0% in 2013. The 2013 return was based on assumed weighted average rates of return of 5.8% for stocks and 4.0% for fixed income securities and an assumed weighted average asset allocation of 56% stocks and 44% fixed income securities.

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Change in benefit obligation:
Benefit obligation at January 1,	$1,016.6	$864.6	$797.3	$200.8	$219.9	$233.8
Service cost	5.2	6.0	5.1	1.2	1.1	1.0
Interest cost	39.7	41.5	42.3	7.0	8.4	11.9
Amendments(2)	0.4	—	2.2	1.3	1.5	(34.7)
Translation difference	1.0	5.2	(1.4)	(0.6)	0.2	(0.1)
Actuarial (gains) losses	(75.2)	104.4	62.3	(13.4)	(12.0)	28.5
Participant contributions	0.3	0.2	0.1	3.6	3.5	4.2
Benefits paid	(42.0)	(41.0)	(38.8)	(17.3)	(20.2)	(24.3)
Acquisitions/divestitures	2.7	42.9	—	—	—	—
Curtailments/settlements(1)	(1.3)	(7.2)	(4.5)	—	(1.6)	(0.4)
Benefit obligation at December 31,	$947.4	$1,016.6	$864.6	$182.6	$200.8	$219.9
Accumulated benefit obligation at December 31,	$933.2	$1,005.1	$853.1	—	—	—
Change in plan assets:
Fair value of plan assets at January 1,	$905.0	$765.7	$677.2	$28.4	$28.8	$37.7
Actual return on plan assets	4.4	95.4	72.7	3.1	2.8	0.2
Company contributions	71.8	37.8	55.7	8.0	13.5	11.0
Participant contributions	0.3	0.2	0.1	3.6	3.5	4.2
Translation difference	1.0	5.1	(1.1)	—	—	—
Acquisitions/divestitures	0.8	42.7	—	—	—	—
Curtailments/settlements(1)	—	(0.9)	(0.1)	—	—	—
Benefits paid	(42.0)	(41.0)	(38.8)	(17.3)	(20.2)	(24.3)
Fair value of plan assets at December 31,	$941.3	$905.0	$765.7	$25.8	$28.4	$28.8

(1)
Represents various curtailments and settlements. In the second quarter of 2013, we had a curtailment gain of $7.7 related to the sale of Coating Resins, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income. In the fourth quarter of 2013, we recognized a curtailment gain of $1.2 related to certain bargaining employees transitioning to a defined contribution plan. During 2012 we had a curtailment loss of $0.7 associated primarily with the pending sale of Coating Resins, which is included in Earnings from operations of discontinued businesses, net of tax in the consolidated statements of income. During the first quarter of 2011, we had a curtailment gain of $1.0 resulting from the sale of the Building Block Chemicals segment, which is included in Net (loss) gain on sale of discontinued operations, net of tax in the consolidated statements of income.

(2)
Significant amendments were made to our U.S. postretirement medical plan in 2011. Major amendments include changes to the prescription drug benefit plan for Medicare-eligible retirees, in which benefits are to be delivered through an Employer Group Waiver Plan (“EGWP”) and a commercial wrap plan instead of through an individually designed commercial plan only. Changes were also made to other retiree medical programs with respect to cost sharing elements, such as participant premiums.

Certain prior year amounts included within the postretirement change in plan assets table above have been reclassified to conform to the current year presentation. The postretirement plan benefit obligation includes Medicare Part D subsidies received that reduce company contributions. The amounts received for 2013, 2012 and 2011 were $0.0, $0.7, and $1.2, respectively.

	Pension Plans			Postretirement Plans
	2013	2012	2011	2013	2012	2011
Funded status, end of year:
Fair value of plan assets	$941.3	$905.0	$765.7	$25.8	$28.4	$28.8
Benefit obligations	(947.4)	(1,016.6)	(864.6)	(182.6)	(200.8)	(219.9)
Funded status	$(6.1)	$(111.6)	$(98.9)	$(156.8)	$(172.4)	$(191.1)
Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$43.8	$3.6	$—	$—	$—	$—
Current liabilities	(1.9)	(2.1)	(2.2)	(9.6)	(10.0)	(10.9)
Noncurrent liabilities	(48.0)	(113.1)	(96.7)	(147.2)	(162.4)	(180.2)
Total amounts recognized	$(6.1)	$(111.6)	$(98.9)	$(156.8)	$(172.4)	$(191.1)
Amounts recognized in accumulated other comprehensive income consist of:
Prior service costs (credits)	$1.7	$1.6	$2.6	$(20.1)	$(29.3)	$(35.2)
Changes in accumulated other comprehensive income (AOCI) consist of:
AOCI, beginning of year	$1.6	$2.6	$0.5	$(29.3)	$(35.2)	$(11.1)
Current year prior service costs/(credits)	0.4	0.1	2.2	1.3	1.5	(34.7)
Curtailments/settlements	(0.1)	(0.7)	—	4.5	—	1.0
Amortization:
Amortization of prior service (costs)/credits	(0.2)	(0.4)	(0.1)	3.4	4.4	9.6
AOCI, end of year	$1.7	$1.6	$2.6	$(20.1)	$(29.3)	$(35.2)
Estimated amortization to be recognized in AOCI in 2014 consist of:
Prior service costs/(credits)	0.2			(3.1)

The assumed rate of future increases in the per capita cost of healthcare benefits (healthcare cost trend rate) is initially 7.5% in 2014, decreasing to an ultimate trend rate of 5.0% in 2019. The healthcare cost trend rate has a significant effect on the reported amounts of accumulated postretirement benefit obligation (“APBO”) and related expense.

A 1.0% change in assumed healthcare cost trend rates would have the following effect:

	2013		2012
	1% Increase	1% Decrease	1% Increase	1% Decrease
Approximate effect on the total of service and interest cost components of other postretirement benefit costs	$0.5	$(0.5)	$0.6	$(0.6)
Approximate effect on accumulated postretirement benefit obligation	$14.1	$(12.6)	$13.4	$(12.1)

The following information is presented for those plans with an accumulated benefit obligation in excess of plan assets:

	U.S. Plans		Non-U.S. Plans		Total
December 31,	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$—	$(860.8)	$(122.9)	$(75.6)	$(122.9)	$(936.4)
Accumulated benefit obligation	$—	$(854.9)	$(119.3)	$(70.2)	$(119.3)	$(925.1)
Fair value of plan assets	$—	$762.2	$101.7	$59.1	$101.7	$821.3

The asset allocation for our U.S. and non-U.S. pension plans and postretirement plans at the end of 2013 and 2012, and the target allocation for 2014, by asset category, are as follows:

	U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset category	2014	2013	2012
Equity securities	20%	20%	24%
Fixed income	80%	80%	76%
Total	100%	100%	100%

	Non-U.S. Pension Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset category	2014	2013	2012
Equity securities	20%	49%	45%
Fixed income	75%	39%	44%
Cash and other	5%	12%	11%
Total	100%	100%	100%

	Postretirement Plans
	Target Allocation	Percentage of Plan Assets at Year End
Asset category	2014	2013	2012
Equity securities	40%	42%	40%
Fixed income	60%	58%	60%
Total	100%	100%	100%
The total fair value of U.S. pension and postretirement plan assets was $809.8 and $790.6 at December 31, 2013 and 2012, respectively. We had previously invested certain U.S. pension assets directly in our common stock, which was sold during 2013. We use a combination of active and passive stock and bond managers to invest all assets of the pension and postretirement plans. The managers are selected based on an analysis of, among other things, their historical investment results, frequency of management turnover, cost structure, and assets under management. Assets are periodically reallocated among the investment managers to maintain the appropriate asset mix and are occasionally transferred to new or existing managers in the event that a manager is terminated.
Our overall investment strategy is to achieve a mix of approximately 95% of investments for long-term growth and 5% for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for U.S. pension plan assets are 20% equity securities and 80% corporate bonds and U.S. Treasury securities. The target allocations for postretirement plan assets are 40% equity securities and 60% corporate bonds and U.S. Treasury securities. Equity securities primarily include investments in large-cap, mid-cap and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. In order to reduce the volatility of our pension plan assets relative to pension liabilities, over the past two and a half years we have gradually implemented a liability-driven investment strategy for our U.S., U.K. and Canadian defined benefit pension plans. As part of the strategy, we have transitioned some of our equity allocation to longer-term fixed income assets.
The target allocations for non-U.S. plan assets are 30-50% equity securities, 40-60% corporate bonds and government securities, and 0-15% all other types of investments. Equity securities primarily include a broadly diversified portfolio of common stocks of publicly traded companies that are primarily non-U.S. Fixed income securities include corporate bonds, mortgage-backed securities and government bonds. Other types of investments include insurance assets and investments in hedge funds that follow several different strategies.
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
The fair values of the pension assets at December 31, 2013 and 2012, by asset category, are as follows:

	Fair Value Measurements at December 31, 2013
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$86.0	$86.0	$—	$—
Equity securities:
U.S. equity funds(1)	168.6	157.9	10.7	—
International equity funds(2)	63.6	2.6	61.0	—
Fixed income funds(3)	610.4	247.4	363.0	—
Real estate fund	1.3	—	—	1.3
Insurance assets	11.4	—	—	11.4
Total	$941.3	$493.9	$434.7	$12.7

	Fair Value Measurements at December 31, 2012
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12.3	$12.3	$—	$—
Equity securities:
Company stock	81.5	81.5	—	—
U.S. equity funds(1)	114.5	103.7	10.8	—
International equity funds(2)	53.4	—	53.4	—
Fixed income funds(3)	632.8	214.9	417.9	—
Real estate fund	1.6	—	—	1.6
Insurance assets	8.9	—	—	8.9
Total	$905.0	$412.4	$482.1	$10.5

(1)	Funds which invest in a diversified portfolio of publicly traded U.S. common stocks of large-cap, medium-cap, and small-cap companies. There are no restrictions on these investments.

(2)	Funds which invest in a diversified portfolio of publicly traded common stock of non-U.S. companies, primarily in Europe. There are no restrictions on these investments.

(3)
Funds which invest in a diversified portfolio of publicly traded government bonds and corporate bonds, approximately 36% and 64%, respectively, as of December 31, 2013, and approximately 38% and 62%, respectively, as of December 31, 2012. There are no restrictions on these investments.

Fair value measurements of plan assets at December 31, 2013, using significant unobservable inputs (Level 3), are as follows:

	Total	Insurance Assets	Real Estate Fund
Balance, beginning of year	$10.5	$8.9	$1.6
Actual return on assets:
Assets held at end of year	0.6	0.5	0.1
Assets sold during the year	(0.4)	0.0	(0.4)
Purchases, sales and settlements	0.3	0.3	—
Transfers in/(out)	1.7	1.7	—
Balance, end of year	$12.7	$11.4	$1.3

The fair values of the postretirement plan assets at December 31, 2013 and 2012, by asset category, are as follows:

	Fair Value Measurements at December 31, 2013
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.9	$1.9	$—	$—
Equity funds(1)	10.8	10.8	—	—
Fixed income funds(2)	13.1	13.1	—	—
Total	$25.8	$25.8	$—	$—

	Fair Value Measurements at December 31, 2012
Asset category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.7	$3.7	$—	$—
Equity funds(1)	11.5	11.5	—	—
Fixed income funds(2)	13.2	13.2	—	—
Total	$28.4	$28.4	$—	$—

(1)	Investments in publicly traded funds: 100% invested in an S&P 500 index fund as of December 31, 2013 and 2012.

(2)
A publicly traded mutual fund that invests in a diversified portfolio of investment grade fixed income securities, with government, corporate and mortgage securities. The fund has a dollar weighted maturity between 3 and 10 years.

The following table reflects expected 2014 cash flows for the pension and postretirement benefit plans:

Expected employer contributions	Pension Plans	Postretirement Plans
U.S. Plans	$1.8	$9.6
Non-U.S. Plans	$4.5	$0.2

The following table reflects total benefits expected to be paid from the U.S. plans and the non-U.S. plans and/or our assets:

	U.S. Plans		Non-U.S. Plans
Expected benefit payments	Pension Plans	Postretirement Plans	Pension Plans	Postretirement Plans
2014	$40.8	$14.0	$5.3	$0.2
2015	42.5	14.2	6.0	0.2
2016	44.3	14.3	5.8	0.2
2017	45.9	14.4	6.0	0.3
2018	47.5	14.3	6.3	0.3
2019-2023	257.2	66.0	37.7	1.8

We also sponsor various defined contribution retirement plans in a number of countries, consisting primarily of savings, profit growth and profit sharing plans. Contributions to the savings plans are based on matching a percentage of employees’ contributions. Contributions to the profit growth and profit sharing plans are generally based on our financial performance.

Amounts expensed related to these plans are as follows:

Years ended December 31,	2013	2012	2011
U.S.
Savings Plan	$18.9	$19.6	$20.5
Non-U.S.
Others	$3.7	$2.9	$2.4
In addition to defined benefit pension and postretirement plans and defined contribution retirement plans, we also sponsor immaterial postemployment plans in a number of countries. Those plans, in certain circumstances, provide salary continuation, disability related benefits, severance pay and continuation of health care coverage during the period after employment but before retirement.
Certain of our benefit plans provide for enhanced benefits in the event of a “change of control” as defined in the plans.

15. CHANGE IN PENSION ACCOUNTING METHOD

We have elected to change our method of accounting for our continuing pension and other postemployment benefit (“OPEB”) plans, which consist of those plans that remained with Cytec following the divestiture of Coating Resins, to a more preferable method as permitted under U.S. GAAP. The new accounting method, referred to as mark-to-market (“MTM”), was adopted in the second quarter of 2013, and is retrospectively applied to our financial results for all periods. Our management believes that this change in accounting improves transparency of reporting of its operating results by recognizing the effects of economic and interest rate trends on pension and OPEB plan investments and assumptions in the year these actuarial gains and losses are incurred.
Historically, we had recognized pension and OPEB actuarial gains and losses annually in our consolidated balance sheets as accumulated other comprehensive income (loss) as a component of stockholders’ equity, and then amortized these gains and losses each quarter in our consolidated statements of income. The expected return on assets component of pension expense historically had been calculated using a five-year smoothing of asset gains and losses. In addition, the gain or loss component of pension and OPEB expense had historically been based on amortization of actuarial gains and losses that exceeded 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.
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

Our operating segment results follow internal management reporting, which is used for making operating decisions and assessing performance. Historically, total pension and OPEB costs had been allocated to each segment. In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period and amortization of prior service costs/credits, continue to be allocated to each business segment. Interest costs, expected return on assets, and the MTM adjustment for actuarial gains and losses are included in Corporate and Unallocated and are not allocated to the business segments. This change in expense allocation better reflects the underlying operating results of each business and is consistent with management’s review of the operating results of our segments.
The cumulative effect of the change in accounting for pension and OPEB plans was a decrease in retained earnings as of December 31, 2010 (the most recent measurement date prior to the change) of $187.2 and an increase in accumulated other comprehensive income of $191.8, for a net increase of $4.6 to total stockholders’ equity. Additionally, inventory increased by $8.0, current deferred tax assets decreased by $2.8, and current assets held for sale decreased by $0.6. See Note 14 “Employee Benefit Plans.”

Unaudited Consolidated Statement of Income
	Year ended December 31, 2013
	Previous	Effect of
	Accounting Method	Accounting Change	As Reported
Manufacturing cost of sales	$1,329.3	$(46.2)	$1,283.1
Selling and technical services	155.2	(8.6)	146.6
Research and process development	53.3	(4.3)	49.0
Administrative and general	132.9	(6.4)	126.5
Earnings from operations	243.9	65.5	309.4
Other (expense) income, net	(8.7)	1.3	(7.4)
Earnings from continuing operations before income taxes	177.2	66.8	244.0
Income tax provision	46.7	25.6	72.3
Earnings from continuing operations	130.5	41.2	171.7
Earnings (loss) from discontinued operations, net of tax	(2.1)	4.3	2.2
Net earnings	128.4	45.5	173.9
Net earnings attributable to Cytec Industries Inc.	128.0	45.5	173.5

Comprehensive income	$119.5	$(5.8)	$113.7
Comprehensive income attributable to Cytec Industries Inc.	119.3	(5.8)	113.5

Basic earnings (loss) per common share
Continuing operations	$3.31	$1.05	$4.36
Discontinued operations (net of noncontrolling interests)	(0.06)	0.10	0.04
	$3.25	$1.15	$4.40
Diluted earnings (loss) per common share
Continuing operations	$3.25	$1.02	$4.27
Discontinued operations (net of noncontrolling interests)	(0.06)	0.10	0.04
	$3.19	$1.12	$4.31

Earnings from operations for the year ended December 31, 2013, includes a net benefit of $27.4 for MTM adjustments, consisting of the fourth quarter 2013 MTM adjustment, the portion deferred in inventory from the fourth quarter 2012 MTM adjustment, and the remeasurement of two of our U.S. plans triggered by the curtailment of the plans resulting from the Coatings business divestiture on April 3, 2013.

Unaudited Consolidated Statement of Income
	Year ended December 31, 2012
	As Previously	Effect of
	Reported	Accounting Change	Revised
Manufacturing cost of sales	$1,181.5	$21.4	$1,202.9
Selling and technical services	147.8	5.5	153.3
Research and process development	52.9	1.1	54.0
Administrative and general	136.6	3.4	140.0
Earnings from operations	163.6	(31.4)	132.2
Other (expense) income, net	(1.7)	3.2	1.5
Earnings from continuing operations before income taxes	131.4	(28.2)	103.2
Income tax provision	37.3	(9.8)	27.5
Earnings from continuing operations	94.1	(18.4)	75.7
Earnings from discontinued operations, net of tax	96.0	5.3	101.3
Net earnings	190.1	(13.1)	177.0
Net earnings attributable to Cytec Industries Inc.	188.0	(13.1)	174.9

Comprehensive income	$191.0	$(8.2)	$182.8
Comprehensive income attributable to Cytec Industries Inc.	189.4	(8.2)	181.2

Basic earnings per common share
Continuing operations	$2.04	$(0.40)	$1.64
Discontinued operations (net of noncontrolling interests)	2.04	0.12	2.16
	$4.08	$(0.28)	$3.80
Diluted earnings per common share
Continuing operations	$2.01	$(0.39)	$1.62
Discontinued operations (net of noncontrolling interests)	2.01	0.11	2.12
	$4.02	$(0.28)	$3.74

Earnings from operations for the year ended December 31, 2012, includes charges of $55.5 for MTM adjustments, consisting of the 2012 fourth quarter MTM adjustment and the portion deferred in inventory from the fourth quarter 2011 MTM adjustment.

Unaudited Consolidated Statement of Income
	Year ended December 31, 2011
	As Previously	Effect of
	Reported	Accounting Change	Revised
Manufacturing cost of sales	$992.2	$35.8	$1,028.0
Selling and technical services	127.2	5.4	132.6
Research and process development	45.0	2.5	47.5
Administrative and general	96.1	4.0	100.1
Earnings from operations	155.5	(47.7)	107.8
Other (expense) income, net	(5.1)	1.2	(3.9)
Earnings from continuing operations before income taxes	114.3	(46.5)	67.8
Income tax provision	28.3	(18.0)	10.3
Earnings from continuing operations	86.0	(28.5)	57.5
Earnings from discontinued operations, net of tax	124.9	6.6	131.5
Net earnings	210.9	(21.9)	189.0
Net earnings attributable to Cytec Industries Inc.	207.8	(21.9)	185.9

Comprehensive income	$158.9	$2.2	$161.1
Comprehensive income attributable to Cytec Industries Inc.	155.7	2.2	157.9

Basic earnings per common share
Continuing operations	$1.78	$(0.59)	$1.19
Discontinued operations (net of noncontrolling interests)	2.51	0.14	2.65
	$4.29	$(0.45)	$3.84
Diluted earnings per common share
Continuing operations	$1.75	$(0.58)	$1.17
Discontinued operations (net of noncontrolling interests)	2.49	0.13	2.62
	$4.24	$(0.45)	$3.79

Earnings from operations for the year ended December 31, 2011, includes net charges of $60.5 for MTM adjustments, consisting of the fourth quarter of 2011 MTM adjustment, the portion of our fourth quarter of 2010 MTM adjustment that was deferred in inventory at the end of 2010, and an MTM adjustment triggered by the sale of our former Building Block Chemicals business in 2011.

16. COMPREHENSIVE INCOME

As discussed in Note 1, in the second quarter of 2013, we elected to change our method of accounting for actuarial gains and losses for our continuing pension and OPEB plans. This accounting change has been applied retrospectively to all periods presented.

The following table presents changes in accumulated other comprehensive income (“AOCI”) by component for the year ended December 31, 2013:

	Year ended December 31, 2013
	Accumulated Pension Liabilities	Cumulative Translation Adjustments	Total
Balance, beginning of period	$(7.8)	$163.5	$155.7
Other comprehensive income before reclassifications	(1.0)	(19.7)	(20.7)
Amounts reclassified from AOCI	17.4	(56.7)	(39.3)
Net current period OCI	16.4	(76.4)	(60.0)
Balance, end of period	$8.6	$87.1	$95.7

The following table presents a summary of reclassification adjustments out of AOCI for the year ended December 31, 2013:

Details of AOCI components	Amount Reclassified from AOCI	Affected line item in the statement where net income is presented
Amortization of prior service costs/credits	$(3.2)	(1)
Curtailment impact on prior service costs/credits	0.1	Other (expense) income, net
	(3.1)	Total before tax
	1.2	Tax expense
	$(1.9)	Net of tax
Amortization related to discontinued plans	0.5	Earnings from operations of discontinued businesses, net of tax
Impact from sale of Coating Resins	18.8	Net (loss) gain on sale of discontinued operations, net of tax
Total pension related	$17.4

Cumulative translation adjustments:
Impact from sale of Coating Resins and the Industrial Materials distribution product line	$(56.7)	Net (loss) gain on sale of discontinued operations, net of tax

(1)
These accumulated other comprehensive income components are included in the computation of net periodic pension cost, and allocated to various line items on the consolidated statements of income, primarily manufacturing cost of sales. See Note 14, “Employee Benefit Plans,” for additional information on net periodic pension cost.

17. ACCRUED EXPENSES

Accrued expenses include the following:

December 31,	2013	2012
Employee benefits	$38.1	$52.9
Pension and other postretirement employee benefits	11.5	12.1
Salaries and wages	16.5	17.2
Taxes other than income taxes	5.2	8.9
Environmental	11.9	9.7
Interest, excluding interest on uncertain tax positions	13.0	18.0
Restructuring costs	5.2	9.6
Customer rebates	4.6	4.1
Insurance related accruals	3.7	4.0
Tax indemnification liability	16.3	—
Capital investments	10.7	—
Indemnity liability	5.7	—
Transaction costs	—	11.5
All other	36.0	29.4
Total	$178.4	$177.4

18. COMMON STOCK AND PREFERRED STOCK

We are authorized to issue 150,000,000 shares of common stock with a par value of $0.01 per share, of which 35,504,378 shares were outstanding at December 31, 2013. A summary of changes in common stock issued and treasury stock is presented below.

	Common Stock	Treasury Stock
Balance at December 31, 2010	49,445,350	767
Purchase of treasury stock	—	4,280,000
Issuance pursuant to stock option and stock-SARS plan	122,983	(178,352)
Awards of restricted stock	—	(12,384)
Issuance of deferred shares	17,865	(12,671)
Balance at December 31, 2011	49,586,198	4,077,360
Purchase of treasury stock	—	1,455,111
Issuance pursuant to stock option and stock-SARS plan	32,663	(842,746)
Awards of restricted stock	—	(10,683)
Issuance of deferred shares	—	(6,342)
Balance at December 31, 2012	49,618,861	4,672,700
Purchase of treasury stock	—	10,174,755
Issuance pursuant to stock option and stock-SARS plan	106,891	(598,326)
Awards of restricted stock	—	(10,395)
Issuance of deferred shares	—	(17,360)
Balance at December 31, 2013	49,725,752	14,221,374
Treasury stock, when reissued, is relieved at the moving average cost of the shares in treasury.

Dividends
During 2013, 2012 and 2011, four quarterly cash dividends of $0.125 per share were declared and paid totaling $19.7, $22.9, and $24.3, respectively.
On January 30, 2014, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on February 25, 2014 to stockholders of record as of February 10, 2014.
Share Repurchases
During 2013, we repurchased 10,174,755 shares of common stock for $750.1 under our stock buyback program. In 2012, we repurchased 1,455,111 shares of common stock for $99.9 under our stock buyback program. In 2011, we repurchased 4,280,000 shares of our common stock at a total cost of $196.1. There are no amounts remaining under the buyback program as of December 31, 2013.

19. OPERATIONS BY SEGMENT AND GEOGRAPHIC AREAS AND IDENTIFIABLE ASSETS
We have four reportable business segments: Aerospace Materials, Industrial Materials, In Process Separation, and Additive Technologies. The Aerospace Materials segment principally includes advanced composites, carbon fiber, and structural film adhesives. The Industrial Materials segment includes structural composite materials (high performance automotive, motorsports, recreation, tooling and other structural materials markets) and process materials (aerospace, wind energy, and other process materials markets). The In Process Separation segment includes mining chemicals and phosphines. The Additive Technologies segment includes polymer additives, specialty additives and formulated resins.
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
As discussed in Notes 1 and 15, we have elected to change our method of accounting for actuarial gains and losses for our continuing pension and OPEB plans. The new method recognizes actuarial gains and losses in our operating results in the year in which the gains and losses occur rather than amortizing them over future periods. Historically, total pension and OPEB costs have been allocated to each segment. In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service costs/credits will continue to be allocated to each segment. Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses will be included in corporate expense and not allocated to segments. Management believes this change in expense allocation will better reflect the operating results of each business and is consistent with management’s review of the operating results of the segments. The following tables reflect for each business segment the retrospective application of this expense allocation change for each period presented.
As discussed in Note 3, the former Coating Resins segment is reported as discontinued operations for all periods presented.
Following is selected information in relation to our continuing operations for the periods indicated as revised for all periods presented in accordance with our business segment structure:

	Aerospace Materials	Industrial Materials	In Process Separation	Additive Technologies	Total Segments
2013
Net sales to external customers	$960.8	$316.3	$382.7	$275.2	$1,935.0
Intersegment net sales	1.5	—	—	0.3	1.8
Total net sales	$962.3	$316.3	$382.7	$275.5	$1,936.8
Earnings from operations	$177.6	$19.0	$86.5	$39.6	$322.7
Percentage of sales	18.5%	6.0%	22.6%	14.4%	16.7%
Total assets	$1,136.7	$483.5	$445.0	$211.1	$2,276.3
Capital expenditures	$144.8	$4.9	$109.8	$12.4	$271.9
Depreciation and amortization	$26.0	$17.6	$15.3	$11.8	$70.7
2012
Net sales to external customers	$877.1	$176.4	$384.2	$270.4	$1,708.1
Intersegment net sales	—	—	—	0.8	0.8
Total net sales	$877.1	$176.4	$384.2	$271.2	$1,708.9
Earnings from operations	$168.5	$11.4	$95.3	$40.8	$316.0
Percentage of sales	19.2%	6.5%	24.8%	15.0%	18.5%
Total assets	$1,014.6	$520.4	$369.1	$206.8	$2,110.9
Capital expenditures	$68.5	$5.1	$60.4	$11.1	$145.1
Depreciation and amortization	$26.3	$8.4	$16.9	$13.6	$65.2
2011
Net sales to external customers	$722.6	$66.6	$339.5	$287.2	$1,415.9
Intersegment net sales	—	—	—	0.9	0.9
Total net sales	$722.6	$66.6	$339.5	$288.1	$1,416.8
Earnings from operations	$124.9	$11.9	$73.0	$41.9	$251.7
Percentage of sales	17.3%	17.9%	21.5%	14.5%	17.8%
Total assets	$870.8	$45.9	$310.8	$202.2	$1,429.7
Capital expenditures	$34.5	$1.5	$17.6	$16.1	$69.7
Depreciation and amortization	$20.0	$0.9	$14.4	$11.2	$46.5
The following table provides a reconciliation of selected segment information to corresponding amounts contained in our consolidated financial statements:

	2013	2012	2011
Net sales:
Net sales from segments	$1,936.8	$1,708.9	$1,416.8
Elimination of intersegment revenue	(1.8)	(0.8)	(0.9)
Total consolidated net sales	$1,935.0	$1,708.1	$1,415.9
Earnings from operations:
Earnings from segments	$322.7	$316.0	$251.7
Corporate unallocated(1)	(13.3)	(183.8)	(143.9)
Total consolidated earnings from operations	$309.4	$132.2	$107.8
Total assets:
Assets from segments	$2,276.3	$2,110.9	$1,429.7
Other assets(2)	404.2	1,813.3	2,113.8
Total consolidated assets	$2,680.5	$3,924.2	$3,543.5

(1)
For 2013, corporate and unallocated includes the following pre-tax charges: restructuring charges of $6.9 for 2013 initiatives within Industrial Materials and Aerospace Materials to reduce costs associated with the acquired Umeco business, charges of $3.0 for the write down of certain manufacturing assets in our Nagpur, India facility, charges of $1.2 for costs to divest the Umeco distribution product line, and benefits of $27.4 for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization). For 2012, it includes the following net pre-tax charges: $55.5 for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization); restructuring charges of $21.2 for personnel reductions in the Umeco business and across corporate functions to mitigate continuing costs following the anticipated sale of Coating Resins; charges of $16.7 for recognition in 2012 for the loss on the sale of the Stamford facility sale that occurred in 2011; charges of $8.4 related to costs incurred for the acquisition of Umeco; and accelerated depreciation of $2.5 for the sale-leaseback of our Stamford facility treated as a financing transaction. For 2011, it includes net pre-tax charges of $60.5 for net MTM adjustments of our pension and postretirement benefit plans (including the impact of inventory capitalization); $0.8 for restructuring charges, accelerated depreciation of $0.7 for the sale of our Stamford facility treated as a financing transaction, charges of $0.6 related to an adjustment to environmental accruals at a certain European site, and a gain on the sale of assets of a certain Latin American subsidiary for $3.3. Corporate and unallocated also included costs previously allocated to the operations of our discontinued Coating Resins segment of $12.2 for 2013, $66.5 for 2012 and $66.0 for 2011. It also included costs previously allocated to the operations of our discontinued Building Block Chemicals segment of $1.0 for 2011.

(2)
At December 31, 2013, 2012 and 2011, this includes cash and cash equivalents of $151.8, $179.3, and $415.8, respectively. At December 31, 2012, includes assets held for sale of $1,471.5; December 31, 2011 includes assets previously allocated to the Coatings business of $1,508.8.

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

	2013	2012	2011
Net Sales:
United States	$865.2	$795.0	$686.2
Other Americas	216.6	188.5	180.6
Asia / Pacific	244.2	212.3	188.8
Europe, Middle East and Africa	609.0	512.3	360.3
Total consolidated net sales	$1,935.0	$1,708.1	$1,415.9
U.S. exports included in net sales above:
Other Americas	$106.9	$83.0	$82.8
Asia / Pacific	42.7	33.7	40.7
Europe, Middle East and Africa	99.2	103.9	84.0
Total U.S. exports included in consolidated net sales	$248.8	$220.6	$207.5
Identifiable assets:
United States	$1,050.2	$1,054.7	$853.5
Other Americas	123.7	121.9	135.6
Asia / Pacific	131.3	119.2	87.3
Europe, Middle East and Africa	472.8	418.1	69.2
Total identifiable assets	1,778.0	1,713.9	1,145.6
Equity in net assets of and advances to associated companies	1.3	1.7	—
Unallocated assets(1)	901.2	2,208.6	2,397.9
Total assets	$2,680.5	$3,924.2	$3,543.5

(1)
At December 31, 2013, 2012 and 2011, this includes cash and cash equivalents of $151.8, $179.3, and $415.8, respectively. At December 31, 2012, includes assets held for sale of $1,471.5; December 31, 2011 includes assets previously allocated to the Coatings business of $1,508.8.

Significant customer: Approximately 20%, 19% and 18% of our 2013, 2012 and 2011 net sales, respectively, were to Boeing and its subcontractors, of which 20%, 18%, and 17% related to our Aerospace Materials segment, and 0%, 1%, and 1% related to our Industrial Materials segment.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited the accompanying consolidated balance sheets of Cytec Industries Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule “Schedule II-Valuation and Qualifying Accounts”. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992, and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 15 to the consolidated financial statements, the Company has elected to change its method of accounting for their continuing pension and other postemployment benefit plans in 2013. As discussed in Note 9 to the consolidated financial statements, the Company has elected to change its method of accounting for computing depreciation in 2012.

/s/ KPMG LLP
Short Hills, New Jersey
February 21, 2014

The Board of Directors and Stockholders
Cytec Industries Inc.:

We have audited Cytec Industries Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing in Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in September 1992.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytec Industries Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
February 21, 2014

QUARTERLY DATA (UNAUDITED)

(Dollars in millions, except per share amounts)	1Q	2Q	3Q	4Q	Year(3)
2013
Net sales	$477.4	$513.8	$463.9	$479.9	$1,935.0
Gross profit(1)	138.6	187.3	150.6	175.3	651.9
Net earnings attributable to Cytec Industries Inc.	35.6	34.6	43.8	59.4	173.5
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$0.79	$0.85	$1.21	$1.66	$4.40
Diluted net earnings per share(2)	$0.78	$0.83	$1.19	$1.62	$4.31

2012
Net sales	$378.1	$404.0	$455.4	$470.7	$1,708.1
Gross profit(1)	113.8	134.5	138.6	118.3	505.2
Net earnings attributable to Cytec Industries Inc.	49.0	40.6	58.4	26.8	174.9
Earnings per common share attributable to Cytec Industries Inc.:
Basic net earnings per share(2)	$1.06	$0.88	$1.26	$0.59	$3.80
Diluted net earnings per share(2)	$1.06	$0.86	$1.24	$0.58	$3.74

(1)	Gross profit is derived by subtracting manufacturing cost of sales from net sales.

(2)	The sum of the quarters may not equal the full year basic and diluted net earnings per share since each period is calculated separately.

(3)	The sum of the quarters’ financial results may not equal financial results for the full year due to rounding.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.
CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
An evaluation was carried out by our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was carried out. Management’s evaluation was based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Changes in Internal Control
We acquired Umeco plc (“Umeco”) on July 20, 2012, which management excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, as permitted by the SEC, which allows the omission of an assessment of internal control of an acquired business in the year of acquisition. Umeco utilizes separate information and accounting systems and processes, which are included in management’s assessment of internal control for the year ended December 31, 2013. The inclusion of this business represents a material change in the internal control processes that were subject to management’s assessment in 2013 as compared to those that were included in management’s assessment as of December 31, 2012.
With the exception of the matter discussed above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
OTHER INFORMATION
Not applicable.

PART III
Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information concerning our executive officers as of February 15, 2014. Each such person serves at the pleasure of our Board of Directors.

Name	Age	Positions
S. D. Fleming	55	Mr. Fleming is Chairman of the Board, President and Chief Executive Officer, and has held this position for more than five years.
D. M. Drillock	56	Mr. Drillock is Vice President and Chief Financial Officer and has held this position for more than five years.
W. N. Avrin	58	Mr. Avrin is Vice President, Corporate and Business Development and has held this position for more than five years.
R. Smith	55	Mr. Smith is Vice President, General Counsel and Secretary, and has held this position for more than five years.
J.P. Fitzgerald	51	Mr. Fitzgerald was elected Treasurer of Cytec in January 2013. He previously served as Controller since July 2007.
M. Radossich	44
Mr. Radossich was appointed President of Cytec Specialty Chemicals in December 2012, and was elected as an officer of Cytec in April 2013. He previously served as Cytec’s Vice President of Safety Health and Environment since July 2011; as Manufacturing Cluster Leader since 2010; Vice President, Global Engineering since 2009, and Vice President, Technical Adhesives since 2008.

R. Charles	56	Ms. Charles is Vice President of Human Resources, and has held this position for more than five years.
W. G. Wood	52
Mr. Wood was elected President of Cytec Engineered Materials in October 2009, and has been an officer since April 2010. He previously served as Business Vice President since 2007 and as Vice President and General Manager—Americas and Asia Pacific since 2002.

We have a specific Code of Ethics (“Code”) which is applicable to our chief executive officer, our chief financial officer, our chief accounting officer and our controller. This Code sets forth certain of our expectations, including that the officers will act with honesty and integrity, will avoid actual and apparent conflicts of interest, will comply with all applicable laws, will disclose information that is complete and understandable and will act in good faith and responsibly. The Code also requires the prompt reporting of violations to the Chair of the Audit Committee. A current copy of the Code is available on our website accessible at www.Cytec.com. We will disclose information regarding any amendment to the Code or any waiver from any of its provisions on the same website. There have never been any waivers granted regarding our Code.
The remainder of the information required by this Item is incorporated by reference from the “Election of Directors” section of our definitive Proxy Statement for our 2014 Annual Meeting of Common Stockholders, to be held on April 22, 2014.
Item 11.
EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the “Summary Compensation Table,” the “Grants of Plan-Based Awards,” the “Outstanding Equity Awards at Fiscal Year-End,” the “Option Exercises and Stock Vested,” the “Pension Benefits,” the “Nonqualified Deferred Compensation,” the “Director Compensation Tables,” the “Compensation Discussion and Analysis,” and the “Potential Payments Upon Termination or Change-In-Control” sections of our definitive Proxy Statement for our 2014 Annual Meeting of Common Stockholders, to be held on April 22, 2014.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 403 of Regulation S-K will be included under the caption “Cytec Stock Ownership by Directors and Officers” in the 2014 Proxy Statement, and that information is incorporated by reference.
Equity Compensation Plan Information
The table below sets forth, as of December 31, 2013, the number of shares of the Company’s Common Stock issuable upon the exercise of outstanding options, warrants and rights and their weighted average exercise price.
Actual at December 31, 2013

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	1,949,046	(1)	$49.91	2,599,248
Equity compensation plans not approved by stockholders	0		0	0

(1)
The number of securities to be issued upon exercise of outstanding stock settled Stock Appreciation Rights (“SARs”) cannot be determined because it depends on the relative price of a share of Cytec’s stock to the grant price of the stock settled SAR on the date such SAR is exercised.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item is incorporated by reference from the “Certain Relationships and Related Transactions” section of our definitive Proxy Statement for our 2014 Annual Meeting of Common Stockholders, to be held on April 22, 2014.
Item 14.
PRINCIPAL ACCOUNTANT
FEES AND SERVICES
The information required by this Item is incorporated by reference from the “Fees Paid to the Auditors” section of our definitive Proxy Statement for our 2014 Annual Meeting of Common Stockholders, to be held on April 22, 2014.

PART IV
Item 15.
EXHIBITS AND FINANCIAL STATEMENT
SCHEDULES

(a)(1)	List of Financial Statements:
Cytec Industries Inc. and Subsidiaries Consolidated Financial Statements (Refer to Item 8):
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2013 2012, and 2011
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

(a)(3)	Exhibits

Exhibit No.	Description
3.1(a)	Certificate of Incorporation (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended September 30, 1996).
3.1(b)	Certificate of Amendment to Certificate of Incorporation dated May 13, 1997 (incorporated by reference to exhibit 3.1(a) to Cytec’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).
3.1(c)	Conformed copy of Cytec’s certificate of incorporation, as amended (incorporated by reference to exhibit 3(c) to Cytec’s registration statement on Form S-8, registration number 333-45577).
3.2	By-laws, as amended through January 30, 2014 (incorporated by reference to Exhibit 99.2 to Cytec’s current report on Form 8-K, dated February 4, 2014).
4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 to Cytec’s registration statement on Form 10).
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

4.2(d)
Third Supplemental Indenture, dated March 12, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K dated March 12, 2013).

4.3	6.00% Senior Note due 2015 (incorporated by reference to Exhibit 4.2 to Cytec’s current report on Form 8-K, dated October 4, 2005).
4.4	8.95% Senior Note due 2017 (incorporated by reference to Exhibit 4.1 to Cytec’s current report on Form 8-K dated July 6, 2009).
4.5	3.50% Senior Note due 2023 (incorporated by reference to Exhibit 1.1 to Cytec’s current report on Form 8-K, dated February 28, 2013).

Exhibit No.	Description
10.1
Amended and restated five year credit agreement dated as of June 28, 2013 among Cytec, the initial lenders named therein, Citibank, N.A. as administrative agent, The Royal Bank of Scotland PLC and Wells Fargo Bank, National Association as syndication agents, Credit Agricole Corporate and Investment Bank, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, LTD as documentation agents and Citigroup Global Markets Inc, RBS Securities Inc. and Wells Fargo Securities, LLC as joint lead arrangers and joint book managers (incorporated by reference to exhibit 10.1 to Cytec’s current report on Form 8-K dated July 3, 2013).

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

Exhibit No.	Description
10.2(o)	AXA Supplemental Plan dated as of March 1, 2008 (incorporated by reference to exhibit 10.2(x) to Cytec’s annual report on Form 10-K for the year ended December 31, 2009).
10.2(p)
Allianz Supplemental Group Insurance for Belgian Employee Graded G20 and above (incorporated by reference to exhibit 10.2(u) to Cytec’s annual report on Form 10-K for the year ended December 31, 2010).

10.3
Stock and Asset Purchase Agreement dated as of October 8, 2012, between AI CHEM & CY S.C.A and Cytec Industries Inc. (incorporated by reference to Exhibit 1.1 to Cytec’s current report on Form 8-K dated October 9, 2012).

10.4
Recommended Cash Offer for Umeco plc (Rule 2.7 Announcement) dated as of April 12, 2012, by Cytec UK Holdings Ltd. (incorporated by reference to Exhibit 99.1 to Cytec’s current report on Form 8-K dated April 12, 2012).

12	Computation of Ratio of Earnings to Fixed Charges.
18.1
Preferability Letter Regarding Change in Accounting Policy Relating to Depreciation (incorporated by reference to Exhibit 18 to Cytec’s quarterly report on Form 10-Q for the period ended March 31, 2012).

18.2
Preferability Letter Regarding Change in Accounting Policy Relating to Pension and Other Postemployment Benefits (incorporated by reference to Exhibit 18 to Cytec’s quarterly report on Form 10-Q for the period ended June 30, 2013).

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

CYTEC INDUSTRIES INC. (Registrant)

DATE: February 21, 2014	By:	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

DATE: February 21, 2014	/s/ Shane Fleming
Shane Fleming
Chairman, President and Chief Executive Officer

DATE: February 21, 2014	/s/ David M. Drillock
D. M. Drillock, Vice President,
Chief Financial and Accounting Officer

*
C.A. Davis, Director

*
A.G. Fernandes, Director

*
L. L. Hoynes, Jr., Director	*By:	/s/ R. Smith
Attorney-in-Fact
*
C. P. Lowe, Director

*
B. C. Johnson, Director

*
W. P. Powell, Director

*
T.W. Rabaut, Director

*
J. R. Satrum, Director

*
R. P. Sharpe, Director

DATE: February 21, 2014

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011 (in millions)

Description	Balance 12/31/2012	Additions or (deductions) charged or (credited) to expenses		Other additions or (deductions)		Balance 12/31/2013
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$4.7	$1.5		$(1.6)	(1)	$4.6
Deferred tax asset valuation allowance	$21.0	$104.7	(2)	$0.2		$125.9
Environmental accruals	$68.1	$4.3		$(9.3)	(3)	$63.1

(1)	Principally bad debt write-offs and recoveries.

(2)	Increase due to capital loss on sale of coatings business.

(3)	Environmental remediation spending of $8.7, and unfavorable exchange impact of $0.6.

Description	Balance 12/31/2011	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)		Balance 12/31/2012
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$1.3	$4.6	$(1.2)	(1)	$4.7
Deferred tax asset valuation allowance	$21.2	$(1.2)	$1.0	(2)	$21.0
Environmental accruals	$69.4	$1.6	$(2.9)	(3)	$68.1

(1)	Principally bad debt write-offs and recoveries.

(2)	Valuation allowances inherited as part of Umeco acquisition.

(3)	Environmental remediation spending of $3.9, favorable exchange impact of $0.4, and acquired Umeco accruals of $0.7.

Description	Balance 12/31/2010	Additions or (deductions) charged or (credited) to expenses	Other additions or (deductions)		Balance 12/31/2011
Reserves deducted from related assets:
Doubtful accounts receivable – continuing operations	$0.5	$0.8	$—		$1.3
Deferred tax asset valuation allowance	$21.6	$(0.4)	$—		$21.2
Environmental accruals	$64.7	$8.7	$(4.0)	(1)	$69.4

(1)	Environmental remediation spending of $3.9 and unfavorable exchange impact of $0.1.